Form 10-Q
period 1995-04-30
CANTEL INDUSTRIES INC
filed 1995-06-13
CIK 19446

                                SE
CURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549


                             Form 10-Q


        / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended April 30, 1995.



                                or



        /   /   Transition Report pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934
For the transition period from _____ to _____.

                 Commission file number:   0-6132

                      CANTEL INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)


         Delaware                              22-1760285
(State or other jurisdiction of            (I.R.S. employer
incorporation or organization)             identification no.)


1135 Broad Street, Clifton, New Jersey                     07013
(Address of principal executive offices)                (Zip code)

        Registrant's telephone number, including area code
                          (201) 470-8700

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for
the past 90 days.       Yes   X      No

Number of shares of Common Stock outstanding as of May 24, 1995:
2,758,582

                            PART I - FINANCIAL INFORMATION

                            CANTEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
              (Dollar Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)




                                                     April 30,        July 31,
                                                       1995             1994
Assets
Current assets:
  Cash                                                $   293         $   521
  Accounts receivable, net                              4,341           4,710
  Inventories                                           8,036           7,122
  Prepaid expenses and other current assets               341             424
Total current assets                                   13,011          12,777


Property and equipment, at cost:
  Furniture and equipment                               1,138           1,069
  Leasehold improvements                                  636             593
                                                        1,774           1,662
  Less accumulated depreciation and amortization        1,269           1,152
                                                          505             510
Other assets                                              784             828
                                                      $14,300         $14,115


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                    $ 2,563         $ 2,458
  Compensation payable                                    728             690
  Other accrued expenses                                  244             458
  Income taxes payable                                      -             824
Total current liabilities                               3,535           4,430

Long-term debt                                          4,793           4,327
Deferred income taxes                                      65              63
Deferred compensation                                       7             107



Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                -               -
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding April 30 -
    2,755,697 shares; July 31 - 2,735,128 shares          276             274
  Additional capital                                    8,517           8,477
  Accumulated deficit                                  (1,665)         (2,188)
  Cumulative foreign currency translation adjustment   (1,228)         (1,375)
Total stockholders' equity                              5,900           5,188
                                                      $14,300         $14,115

See accompanying notes.

                                CANTEL INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Note 1)
              (Dollar Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            April 30,           April 30,
                                         1995      1994       1995      1994
Net sales                               $ 6,334   $ 7,402   $21,085   $22,072
Cost of sales                             4,283     4,843    14,369    14,970
Gross profit                              2,051     2,559     6,716     7,102

Expenses:
  Shipping and warehouse                    201       158       591       540
  Selling                                   930       969     3,022     2,983
  General and administrative                538       562     1,726     1,721
Total operating expenses                  1,669     1,689     5,339     5,244
Income from continuing operations
  before other expenses, income
  taxes and extraordinary gain              382       870     1,377     1,858

Other expenses:
  Interest                                  129        90       342       186

Income from continuing operations
  before income taxes and
  extraordinary gain                        253       780     1,035     1,672

Income taxes                                 95       384       512       762
Income from continuing operations
  before extraordinary gain                 158       396       523       910

Loss from discontinued operations             -       (54)        -       (94)
Income on disposal of discontinued
  operations                                  -         -         -       656
Income before extraordinary gain            158       342       523     1,472

Extraordinary gain on
  extinguishment of debt                      -         -         -     1,211
Net income                                  158       342       523     2,683

Dividends on preferred stock                  -         -         -       314
Net income attributable to
  common stock                           $  158    $  342   $   523   $ 2,369

Earnings per common share (Note 3):
  Primary:
    Continuing operations                $ 0.05    $ 0.13   $  0.17   $  0.20
    Discontinued operations                   -     (0.02)        -      0.19
    Extraordinary gain on
      extinguishment of debt                  -         -         -      0.41
  Net income                             $ 0.05    $ 0.11   $  0.17   $  0.80

  Fully diluted:
    Continuing operations                $ 0.05    $ 0.13   $  0.17   $  0.20
    Discontinued operations                   -     (0.02)        -      0.18
    Extraordinary gain on
      extinguishment of debt                  -         -         -      0.40
  Net income                             $ 0.05    $ 0.11   $  0.17   $  0.78


See accompanying notes.

                                CANTEL INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
                         (Dollar Amounts in Thousands)
                                  (Unaudited)



                                                        Nine Months Ended
                                                            April 30,
                                                         1995          1994

Cash flows from operating activities
Income from continuing operations                       $  523        $  910
Adjustments to reconcile income from continuing
  operations to net cash (used in) provided by
  operating activities:
    Discontinued operations                                  -           (94)
    Depreciation and amortization of continuing
      operations                                           109            92
    Depreciation and amortization of discontinued
      operations                                             -            13
    Imputed interest                                        17            30
    Changes in assets and liabilities:
      Accounts receivable                                  369           231
      Inventories                                         (914)         (301)
      Prepaid expenses and other current assets             83          (127)
      Accounts payable and accrued expenses                (92)           68
      Income taxes payable                                (824)           53
Net cash (used in) provided by operating activities       (729)          875


Cash flows from investing activities
Additions to property and equipment of continuing
  operations                                               (74)          (38)
Additions to property and equipment of discontinued
  operations                                                 -            (4)
Cash provided by discontinued operations                     -            88
Proceeds from sale of discontinued operations                -         2,596
Other, net                                                 163          (345)
Net cash provided by investing activities                   89         2,297


Cash flows from financing activities
Proceeds from long-term debt                            10,758        14,103
Repayment of long-term debt                            (10,292)      (18,091)
Proceeds from exercise of stock options                     42            81
Repurchase of Series A Preferred Stock                       -          (204)
Expenses associated with extinguishment of debt              -           (33)
Deferred compensation payments                             (96)          (99)
Net cash provided by (used in) financing activities        412        (4,243)


Decrease in cash                                          (228)       (1,071)
Cash at beginning of period                                521         1,355
Cash at end of period                                   $  293        $  284





See accompanying notes.

                      CANTEL INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


Note 1.   Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in Cantel Industries, Inc.'s ("Company") Annual Report on Form 10-K for the fiscal year ended July 31, 1994, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

     The unaudited interim financial statements reflect all adjustments which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The condensed consolidated balance sheet at July 31, 1994 was derived from the audited consolidated balance sheet at that date.


Note 2.   Income Taxes

     Income taxes primarily consist of foreign income taxes provided on the Company's Canadian operations. The effective tax rate on Canadian operations was 41.4% for the nine months ended April 30, 1995 as compared with 44.5% for the nine months ended April 30, 1994.


Note 3.   Earnings Per Common Share

     Primary earnings per common share are computed based upon the weighted average number of common shares outstanding during the period plus common stock equivalents where dilutive. Primary earnings per common share for the nine month period ended April 30, 1994 has been calculated reflecting imputed dividends of $205,000 and cash dividends of $109,000 on the Series A Preferred Stock.

     Fully diluted earnings per common share are computed on the assumption that the weighted average number of common shares outstanding during the period was further increased by the exercise of those stock options and warrants for which the period-end market price of the Common Stock exceeded the average market price. Fully diluted earnings per common share for the nine month period ended April 30, 1994 has been calculated reflecting imputed dividends of $205,000 and cash dividends of $109,000 on the Series A Preferred Stock.

     The following average shares were used for the computation of primary and fully diluted earnings per share (see Exhibit 11 for computation of Earnings per Share):

                        For the three             For the nine
                        months ended              months ended
                          April 30,                 April 30,
                       1995       1994          1995       1994
Primary             3,139,340  3,080,482     3,124,859  2,979,753

Fully diluted       3,175,651  3,087,692     3,167,392  3,043,866


Note 4.   Discontinued Operations

     On October 29, 1993, the Company consummated the sale of all of the assets and transferred certain liabilities of its Seating Division to the German manufacturer of the seating products for an adjusted purchase price of $2,809,000. The Company received $2,650,000 in cash and a $150,000 promissory note of the purchaser of the Seating Division at the time of closing, and received an additional $9,000 in cash during August 1994 which was based upon the calculation of the Seating Division's net asset value at the time of closing. The promissory note was paid in October 1994. An additional contingent payment of up to $150,000 could become due on the 90th day following the end of the calendar year 1995, dependent upon the operating results of the Seating Division. The sale of the Seating Division has been reflected as a discontinued operation and is presented separately in the condensed consolidated statements of income.


Note 5.   Financing Arrangements

     Simultaneous with the sale of its Seating Division, the Company paid in full its then outstanding United States bank debt of $1,300,000 plus accrued interest and refinanced the Company's Canadian credit facility with a Canadian bank. The remaining deferred interest benefit of approximately $1,211,000 arising from the Company's 1991 debt restructuring with its lending banks and subordinated debenture holders was recognized as an extraordinary gain on extinguishment of debt. Since October 29, 1993, the Company's interest expense reflects a market rate of interest on its borrowings.

     The credit facility, as amended, is comprised of a $7,500,000 revolving credit facility to the Company's Canadian subsidiary.
The maximum borrowing availability under this facility will decrease annually over a three year period commencing January 1, 1996 and must be paid in full no later than December 31, 1998. The Company will be permitted to borrow an amount up to (i) 75%-85% of certain eligible accounts receivable, depending on the customer, and (ii) 50% of qualifying inventory, depending on the type of goods in inventory; however, any trade letters of credit issued under this facility will reduce the maximum available borrowings by 50% of the amount of such trade letters of credit, while any standby letters of credit, including the $500,000 letter of credit issued to Olympus America Inc. during November 1993, will reduce the maximum available borrowings by the full amount of such standby letters of credit. The Company has the right to borrow funds under this facility in either United States dollars or Canadian dollars, a portion of which may be drawn in the form of bankers acceptances.
United States dollar borrowings will bear interest at .5% above the lender's United States base rate, and Canadian dollar borrowings will bear interest at .75% above the lender's Canadian prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. Borrowings under this facility are guaranteed by Cantel and secured by substantially all assets of the Company's Canadian subsidiary and require the Canadian subsidiary to meet certain financial covenants, including a minimum working capital ratio, a minimum interest coverage ratio, a maximum debt to tangible net worth ratio, and an annual limitation on capital expenditures.

     Upon completion of the sale of the Seating Division and the refinancing of the Canadian credit facility, the Company redeemed all 1,000 issued and outstanding shares of the Series A Preferred Stock which were owned by the Company's lending banks, including any rights the banks may have had to receive warrants and/or dividends thereunder, for a cash payment of $200,000, the assignment of the $150,000 note of the purchaser of the Seating Division, which was paid in October 1994, and the assignment of 50% of the $150,000 contingent payment which could become due on the 90th day following the end of the calendar year 1995, dependent upon the operating results of the Seating Division. The banks also received 133,950 shares of the Company's Common Stock.


Note 6.   Dividends

     Dividends on preferred stocks of $314,000 for the nine months ended April 30, 1994, represent non-cash imputed dividends of approximately $205,000 and cash dividends payable of $109,000 on the Series A Preferred Stock through its redemption on October 29, 1993.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


Results of Continuing Operations

     Reference is made to the sale of the Company's Seating Division (see Note 4 - Discontinued Operations). The results of continuing operations described hereafter reflect, for the most part, those results of the Company's wholly-owned Canadian subsidiary, Carsen Group Inc. Reference is also made hereafter to the effects of a weaker Canadian dollar against the United States dollar during the three months and nine months ended April 30, 1995, as compared with the three months and nine months ended April 30, 1994 (decreases in value of approximately 3% and 2%, respectively). In order to more accurately analyze the results of operations, certain comparisons will be presented in Canadian dollars as well as United States dollars. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

     Net sales in Canadian dollars decreased by $1,386,000, or 13.7%, to $8,721,000 for the three months ended April 30, 1995, from $10,107,000 for the three months ended April 30, 1994; however, when translated into United States dollars, the net sales decreased by $1,068,000, or 14.4%, to $6,334,000 for the three months ended April 30, 1995, from $7,402,000 for the three months ended April 30, 1994. Net sales in Canadian dollars decreased by $531,000, or 1.8%, to $28,995,000 for the nine months ended April 30, 1995, from $29,526,000 for the nine months ended April 30, 1994; however, when translated into United States dollars, the net sales decreased by $987,000, or 4.5%, to $21,085,000 for the nine months ended April 30, 1995, from $22,072,000 for the nine months ended April 30, 1994. These decreases were principally attributable to the decreased sales of the Consumer Products Division resulting from decreased demand for product, as well as the Industrial Technology Division due to a significant purchase last year of Jenoptik product by a particular customer, and for the three months ended April 30, 1995, decreased sales of the Medical Instruments Division resulting from delays in receiving hospital purchase orders and delays in availability of certain product from a major supplier. These decreases were partially offset by increased sales of the Precision Instruments Division resulting from increased demand, including a new product group, the Olympus B-Max microscope, and for the nine months ended April 30, 1995, a slight increase in sales of the Medical Instruments Division resulting from new products such as the Medivators endoscope disinfector.

     Gross profit in Canadian dollars decreased by $649,000, or 18.6%, to $2,846,000 for the three months ended April 30, 1995, from $3,495,000 for the three months ended April 30, 1994; however, when translated into United States dollars, the gross profit decreased by $508,000, or 19.9%, to $2,051,000 for the three months ended April 30, 1995, from $2,559,000 for the three months ended April 30, 1994. Gross profit in Canadian dollars decreased by $254,000, or 2.7%, to $9,254,000 for the nine months ended April 30, 1995, from $9,508,000 for the nine months ended April 30, 1994; however, when translated into United States dollars, the gross profit decreased by $386,000, or 5.4%, to $6,716,000 for the nine months ended April 30, 1995, from $7,102,000 for the nine months ended April 30, 1994. The gross profit margins for the three and nine month periods ended April 30, 1995 were 32.4% and 31.9%, respectively, as compared with 34.6% and 32.2% for the three and nine month periods ended April 30, 1994. The lower gross profit margins for the fiscal 1995 periods reflect the reduction in the selling prices of certain camera models in the Consumer Products Division to meet competition, and the increased sales in the Precision Instruments Division of educational microscopes which generally carry lower gross profit margins. These decreases in gross profit margin were partially offset by the reduction in price discounting in the Medical Instruments Division which was necessary in fiscal year 1994 to meet competitive pricing, and the foreign exchange hedging program initiated in November 1993.

     Shipping and warehouse expenses as a percentage of net sales were 3.2% and 2.8% for the three months and nine months ended April 30, 1995, respectively, as compared with 2.1% and 2.4% for the three months and nine months ended April 30, 1994, respectively. These percentage increases were principally attributable to the decreases in sales for both periods, since most of the expenses in this category are of a fixed nature.

     Selling expenses as a percentage of net sales were 14.7% and 14.3% for the three months and nine months ended April 30, 1995, respectively, as compared with 13.1% and 13.5% for the three months and nine months ended April 30, 1994, respectively. These percentage increases were principally attributable to the decreases in sales for both periods, as a portion of the expenses in this category are of a fixed nature, and an increase in the number of personnel in the sales and product management functions and related travel expenses.

     General and administrative expenses decreased by $24,000 to $538,000 for the three months ended April 30, 1995 from $562,000 for the three months ended April 30, 1994, and increased by $5,000 to $1,726,000 for the nine months ended April 30, 1995 from $1,721,000 for the nine months ended April 30, 1994. The increase for the nine months ended April 30, 1995 primarily reflects increased compensation costs and an increase in professional fees, which increases were substantially offset in the nine month period by a decrease in foreign exchange losses. The decrease in foreign exchange losses resulted from translating the Company's Canadian subsidiary's United States dollar denominated loans into Canadian dollars at the period end exchange rates last year. In October 1993, the Company began borrowing in Canadian dollars which subsequently eliminated such foreign exchange gains or losses.

     Interest expense increased to $342,000 for the nine months ended April 30, 1995, as compared with $186,000 for the nine months ended April 30, 1994. This increase principally reflects interest at market rates on borrowings outstanding under the Company's revolving credit facility. Prior to October 29, 1993, the Company reported substantially reduced interest expense on its outstanding borrowings as a result of the 1991 debt restructuring.

     Income from continuing operations before income taxes and extraordinary gain decreased by $637,000 to $1,035,000 for the nine months ended April 30, 1995 from $1,672,000 for the nine months ended April 30, 1994.

     The provision for income taxes for the nine months ended April 30, 1995 and April 30, 1994 represents taxes imposed on the Company's Canadian operations.

     Income on disposal of discontinued operations of $656,000 reflects the sale of all of the assets and the transfer of certain liabilities of the Seating Division to the German manufacturer of the seating products.

     In October 1993, the Company paid in full its outstanding United States bank debt and refinanced its Canadian bank debt with a Canadian bank and recognized $1,211,000, which represents the remaining deferred interest benefit from the Company's 1991 debt restructuring with its lending banks and subordinated debenture holders, as an extraordinary gain on the extinguishment of debt.

     Dividends on preferred stocks of $314,000 for the nine months ended April 30, 1994, represent non-cash imputed dividends of approximately $205,000 and cash dividends payable of $109,000 on the Series A Preferred Stock.



Liquidity and Capital Resources

     At April 30, 1995, the Company's working capital was $9,476,000, as compared with $8,347,000 at July 31, 1994. This increase primarily reflects an increase in inventories attributable to an increased requirement for demonstration units, a reduction in accounts receivable due to decreased sales and a reduction in current liabilities, all of which were partially achieved through an increase in long-term debt, which increased from $4,327,000 at July 31, 1994 to $4,793,000 at April 30, 1995.

     Net cash used in operating activities was $729,000 for the nine months ended April 30, 1995, as compared with net cash provided by operating activities of $875,000 for the nine months ended April 30, 1994. This change was primarily due to decreases in income from continuing operations and income taxes payable and an increase in inventories. Net cash provided by investing activities was $89,000 for the nine months ended April 30, 1995, as compared with $2,297,000 for the nine months ended April 30, 1994. This change principally reflected proceeds from the sale of the Seating Division in October 1993. Net cash provided by financing activities was $412,000 for the nine months ended April 30, 1995, as compared with net cash used in financing activities of $4,243,000 for the nine months ended April 30, 1994. This change was principally due to refinancing and reduction of long-term debt in fiscal 1994.

     During fiscal 1994, the Company's Canadian subsidiary received notice of reassessment for federal income taxes and withholding taxes from Revenue Canada for the taxable years 1990 through 1992. This notice was based upon the disallowance as a deduction for income tax purposes and treatment as a taxable dividend of all of the payments made to Cantel by the Canadian subsidiary during this period with respect to a purchasing fee charged by Cantel for negotiating certain distribution agreements on behalf of the Canadian subsidiary. The Company disagrees with the position of Revenue Canada and intends to pursue its available remedies. However, the Company recorded a charge of $413,000 in its income tax provision for the year ended July 31, 1993, which represents management's estimated cost to settle this matter as well as related provincial income taxes for the period. In addition, the Company provided interest charges of approximately $34,000 and $120,000 in fiscal 1994 and 1993, respectively, which represent interest on the federal, provincial and withholding taxes. Such provisions approximated the full amount of the reassessment for the federal, provincial and withholding taxes and the related interest thereon. The federal and provincial income taxes and related interest thereon were paid during the quarter ended October 31, 1994 under protest.

     Simultaneous with the sale of its Seating Division, the Company paid in full its then outstanding United States bank debt of $1,300,000 plus accrued interest and refinanced the Company's Canadian credit facility with a Canadian bank. On October 29, 1993, the remaining deferred interest benefit of approximately $1,211,000 arising from the Company's 1991 debt restructuring with its lending banks and subordinated debenture holders was recognized as an extraordinary gain on extinguishment of debt. Since October 29, 1993, the Company's interest expense reflects a market rate of interest on its borrowings.

     The credit facility, as amended, is comprised of a $7,500,000 revolving credit facility to the Company's Canadian subsidiary.
The maximum borrowing availability under this facility will decrease annually over a three year period commencing January 1, 1996 and must be paid in full no later than December 31, 1998. The Company is permitted to borrow an amount up to (i) 75%-85% of certain eligible accounts receivable, depending on the customer, and (ii) 50% of qualifying inventory, depending on the type of goods in inventory; however, any trade letters of credit issued under this facility will reduce the maximum available borrowings by 50% of the amount of such trade letters of credit, while any standby letters of credit, including the $500,000 letter of credit issued to Olympus America Inc. during November 1993, will reduce the maximum available borrowings by the full amount of such standby letters of credit. The Company has the right to borrow funds under this facility in either United States dollars or Canadian dollars, a portion of which may be drawn in the form of bankers acceptances.
United States dollar borrowings will bear interest at .5% above the lender's United States base rate, and Canadian dollar borrowings will bear interest at .75% above the lender's Canadian prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. Borrowings under this facility are guaranteed by Cantel and secured by substantially all assets of the Company's Canadian subsidiary and require the Canadian subsidiary to meet certain financial covenants, including a minimum working capital ratio, a minimum interest coverage ratio, a maximum debt to tangible net worth ratio, and an annual limitation on capital expenditures.

     A further decrease in the value of the Canadian dollar against the United States dollar could adversely affect the Company because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such adverse currency fluctuations could also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars. Under the credit facility, as amended, the Company's Canadian subsidiary has a foreign exchange hedging arrangement of up to $15,000,000 (U.S. dollars) which could be used to minimize future adverse currency fluctuations as they relate to purchases of inventories.

     The Company's Canadian subsidiary has forward exchange contracts at April 30, 1995 aggregating $13,500,000 (United States dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts cover the Canadian subsidiary's projected purchases of inventories through December 31, 1995.

     The average exchange rate of the contracts open at April 30, 1995 was $1.3826 Canadian dollar per United States dollar, or $.7233 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on May 25, 1995, was $1.3645 Canadian dollar per United States dollar, or $.7329 United States dollar per Canadian dollar.

     The Company believes that its anticipated cash flow from operations and the funds available under the credit facility will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future. At May 24, 1995, $1,974,000 was available under the credit facility.

     Inflation has not significantly impacted the Company's operations.

                    PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There was no submission of matters to a vote during the quarter ended April 30, 1995.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11, Computation of Earnings Per Share

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended April 30, 1995.

                         SIGNATURES



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CANTEL INDUSTRIES, INC.

Date:  May 24, 1995           By: /s/ James P. Reilly
                                  James P. Reilly, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer
                                  and Principal Financial Officer)



                              By: /s/ Craig A. Sheldon
                                  Craig A. Sheldon, Vice
                                  President and Controller
                                  (Chief Accounting Officer)