Form 10-K
period 1995-07-31
CANTEL INDUSTRIES INC
filed 1995-11-06
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

  / X /   Annual Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended July 31, 1995

                                       or

  /   /   Transition Report pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934 [No Fee  Required]
For the transition period from ________________ to ________________

                           Commission File No. 0-6132

                             CANTEL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                 22-1760285
        -------------------------------                 -------------------
        (State or other jurisdiction of                  (I.R.S. employer
        incorporation or organization)                  identification no.)

    1135 Broad Street, Clifton, New Jersey                     07013
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip code)

              Registrant's telephone number, including area code:
                                 (201) 470-8700
                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.10 Per Share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   ( )

Aggregate market value of registrant's capital stock held by non-affiliates (based on shares held and the closing price quoted by NASDAQ on October 6,
1995):    $10,004,347

Number of shares of common stock outstanding as of the close of the period
covered by this report:   2,768,193

Documents incorporated by reference:  None

                                     PART I

ITEM 1.   BUSINESS.

GENERAL
          The Company, through Carsen Group Inc., its wholly-owned Canadian subsidiary ("Carsen" or "Canadian subsidiary"), is engaged in the marketing and distribution of scientific products and consumer products in Canada, and commencing in fiscal 1996 will be engaged in the marketing and distribution of industrial technology equipment and medical equipment in the United States. The Company also provides servicing of the products it distributes. Unless the context otherwise requires, references herein to the "Company" include Cantel Industries, Inc. ("Cantel") and Carsen.

          The scientific products distributed by the Company consist of medical instruments, including flexible and rigid endoscopes, endoscope washers/disinfectors, and air cleaning equipment; surgical equipment and related accessories; precision instruments, including microscopes and related accessories; and industrial technology equipment, including borescopes, fiberscopes, video image scopes, laser distance measurement and thermal imaging products and on-line optical inspection and quality assurance systems. The consumer products distributed by the Company consist of photographic and optical equipment, including cameras, dark room equipment, and office equipment including hand-held dictation equipment, paper shredders, and related accessories.

          The Company distributes the majority of its scientific products and consumer products pursuant to an agreement with Olympus America Inc. (the "Olympus Agreement"), a United States subsidiary of Olympus Optical Co. Ltd., a Japanese corporation ("Olympus Optical"), under which the Company has been granted exclusive distribution rights for certain Olympus products in Canada. Most of such products are manufactured by Olympus Optical and its affiliates in Japan and other foreign countries. Unless the context otherwise requires, references herein to "Olympus" include Olympus America Inc. and Olympus Optical, and their affiliates. The Company, or its predecessor, has been distributing various Olympus products in Canada since 1949.

          During fiscal year 1994, the Company entered into a long-term agreement with Jenoptik Technologie GmbH of Jena, Germany ("Jenoptik"), for exclusive distribution of Jenoptik's laser distance measurement and thermal imaging products and on-line optical inspection and quality assurance systems in the United States, Canada and Mexico.

          The Company also distributes other products under separate distribution agreements, including endoscope washers/disinfectors, scientific equipment accessories, shredders and accessory camera products.

          The following table gives information as to the percentage of consolidated net sales from continuing operations accounted for by each operating segment during the indicated periods.

                                   Fiscal Year Ended July 31,
                                   --------------------------
                                    1995      1994      1993
                                    ----      ----      ----
Scientific Products:
  Medical Instruments ........      51.2%     46.9%     45.9%
  Precision Instruments ......       9.9       8.6       8.2
  Industrial Technology
    Equipment.................       6.2       6.0       5.6
  Product Service.............      13.0      13.8      13.4
Consumer Products.............      19.7      24.7      26.9
                                   -----     -----     -----
                                   100.0%    100.0%    100.0%
                                   -----     -----     -----
                                   -----     -----     -----

SCIENTIFIC PRODUCTS

          The Scientific Products segment is the Company's major source of revenue and profitability. This segment is comprised of the medical instruments, precision instruments, industrial technology equipment and product service divisions.

          MEDICAL INSTRUMENTS. The Company's principal source of revenue is from the distribution of specialized endoscopes, surgical equipment and related accessories and instruments to hospitals, the majority of which are manufactured by Olympus. Olympus is one of the world's leading manufacturers of endoscopes and related products.

          An endoscope is a device comprised of an optical system incorporated in a flexible or rigid tube that can be inserted inside a patient's body through a natural opening or through a small incision. Endoscopy, the use of endoscopes in medical procedures, is a valuable aid in the diagnosis of various disorders. Endoscopy enables physicians to study and photograph certain organs and body tissue and, if necessary, to perform a biopsy (removal of a small piece of tissue for microscopic analysis). Many surgical procedures that formerly required a major operation are now performed much more simply by endoscopy, which can often be performed without general anesthesia.

          A flexible endoscope generally consists of fiberoptic image and light carrying bundles contained in a flexible tube, which can be inserted into irregularly shaped organs of a patient's body, such as the large intestine. The viewing end of a flexible fiberoptic endoscope contains an eyepiece and a steering mechanism and is connected to an external light source, which permits a surgeon to view inside a patient's body. The tip of a flexible endoscope inserted into a patient's body contains a lens and, in most cases, depending on the application, an outlet for air and water. Most flexible endoscopes also have internal working channels which enable accessories such as biopsy forceps to be passed to the tip. In an
advanced version of the flexible    endoscope, known as a flexible video
endoscope, the fiberoptic image and light carrying bundles have been replaced by a charged coupling device (CCD) (which functions like a video camera) that enables a picture to be transmitted electronically to a monitor, which picture can be viewed by a physician as a medical procedure is being performed.

          A rigid endoscope is a straight, narrow viewing insertion tube consisting of a series of relay lenses and light transmitting fibers that connect to an external light source, which permits a surgeon to view inside a patient's body.

          A technology known as minimally invasive surgery requires the use of a rigid endoscope. With the addition of a tiny telescopic lens, a light source and a palm-size video camera, a rigid endoscope utilized for minimally invasive surgery can transmit images of the patient's organs, as well as the instrument being used by the surgeon, to a viewing monitor. Minimally invasive surgery enables a surgeon using an endoscope to operate on a patient through small keyhole type incisions, avoiding, in many cases, the need for open surgery. For example, one type of rigid endoscope known as a laproscope, enables a surgeon to remove a gall bladder by making four or five small incisions in the abdomen, rather than one larger incision. In this procedure, the surgeon inserts the laproscope through one of the incisions to view the gall bladder while operating with surgical instruments inserted in other incisions. This procedure can significantly reduce surgical trauma and post-operative pain, with reduced recovery time. Minimally invasive surgery has applications for a growing number of surgical procedures in addition to gall bladder removal, including hernia repair, small bowel resection, lung biopsy and advanced gynecological procedures.

          Flexible endoscopes are commonly used for visualization of, and diagnosing disorders in, the esophagus, stomach, duodenum, and large intestine (gastroenterology); upper airways and lungs (pneumology); nose and throat (ENT); bladder, kidney and urinary tract (urology); and uterus (gynecology). Rigid endoscopes are commonly used for urology, gynecology, orthopedics, and general surgery, including minimally invasive surgery.

          The Company also distributes various specialized medical instruments and accessories utilized in both rigid and flexible endoscopy including scissors, needle holders, forceps and other surgical accessories, ambulatory PH and motility monitoring equipment (which is used for diagnosis of various gastrointestinal and respiratory disorders), endoscope washers/disinfectors, carts, trolleys and cleaners, insufflators (which deliver and monitor gas to expand abdominal and other cavities), video monitors and recorders, mavigraphs (which print "hard" copies of video images) and "cold" light supplies (which provide light for endoscopy procedures).

          The Company believes it has achieved a considerable market share in Canada for flexible endoscopes in certain segments, particularly gastrointestinal endoscopy. The Company believes that growth in sales of medical instruments will be achieved principally from rigid endoscopes and other products used in surgical procedures, as well as from endoscope washers/disinfectors, air cleaners, and related equipment used in the care and maintenance of endoscopes. No assurance can be given that such growth will be attained.

          All of the endoscopes and certain of the other medical instruments and accessories distributed by the Company are manufactured by Olympus. Other medical products distributed by the Company are manufactured by Synectics Medical AB (ambulatory PH and motility monitoring equipment), F.M. Wiest GmbH & Co. (insufflators), Sony of Canada Ltd. (monitors, mavigraphs and video recorders), and MediVators Inc. (automated endoscope washers/disinfectors).

          PRECISION INSTRUMENTS. The Company distributes Olympus microscopes and complementary scientific equipment and accessories. Other precision instruments distributed by the Company include Narishige U.S.A., Inc. micromanipulators (which enable a viewer to manipulate objects being viewed under a microscope), Empix Imaging Inc. high resolution imagers (which transmit images of objects being viewed to a monitor), and optical accessories such as high contrast optics, objectives (magnifying lenses) and reticules and video calipers (both of which measure objects being viewed under a microscope). The products are used in numerous disciplines for the microscopic study of objects and are sold directly to the end user.

          The precision instruments distributed by the Company are sold to hospitals for cytology, pathology and histology purposes; government laboratories for research and forensics; universities and other educational institutions for research and teaching purposes; and private and industrial laboratories, for bio-technology, geology, pharmacology, metallography, quality control and manufacturing applications.

          INDUSTRIAL TECHNOLOGY EQUIPMENT. The Company distributes three types of industrial technology equipment that are similar to endoscopes, but are designed for an emerging market known as remote visual inspection ("RVI"). RVI is the application of medical endoscopic technology for industrial uses. These products distributed by the Company, most of which are manufactured by Olympus, consist of rigid borescopes (devices that are similar to rigid endoscopes), which use a series of relay lenses to transmit an image through a stainless steel insertion tube; fiberscopes (devices that are similar to flexible endoscopes), which use fiberoptic image carrying bundles to transmit images through a flexible insertion tube; and video image scopes, which utilize a small, high resolution solid state image sensor, similar to the charged coupling device used in advanced flexible endoscopes, that enable a picture to be transmitted electronically to a monitor.

          Other industrial technology equipment distributed by the Company, most of which is manufactured by Jenoptik, consists of laser meters (devices that use the travel time of laser pulses as a means of measurement) designed for determining distances, vertical angles, target and station heights, as well as speed; thermographic systems (devices that use infrared cameras to measure thermal radiation) which are used as a basis for the analysis and diagnosis of heat and temperature distribution; and on-line optical inspection and quality assurance systems (optical image-processing systems operating on the principle of coherent structural-zonal analysis) designed for inspection, identification and classification, such as establishing object classes, detecting defects and monitoring quality.

          The Company has recently introduced a number of products under its own trademark, Optiscan. These products have been sourced from outside suppliers or designed by the Company. Most Optiscan products currently available complement or enhance our Olympus RVI business. Optiscan products include IVS video documentation products which integrate video camera, monitor and VCR in one portable unit; and very long (10'-30') ultra-thin quartz glass fiberscopes for specialized applications, particularly in the nuclear power industry. Unrelated to our Olympus business is a software application, Optiscan PVM, developed by the Company, and designed to run in conjunction with Jenoptik laser rangefinders for the measurement of stock pile volumes, such as wood chips and coal.

          The industrial technology equipment distributed by the Company is generally purchased by large industrial companies engaged in the oil and gas, aerospace, chemicals, power generation, mining, forestry, semiconductor and automotive industries, that require inspections of their machinery or processes for research and development, measurement, maintenance or quality control. The Company also develops new applications for its products, which are then customized by the Company for such applications, based upon the nature of a company's business. For example, the Company has sold borescopes to an automobile manufacturer to examine the inside of automobile engines, fiberscopes and laser measurement equipment to the Canadian customs agency for inspecting vehicles for drugs and other illegal paraphernalia, and video image scopes to a mining company to inspect rock formations for cracks and shifting.

          PRODUCT SERVICE - SCIENTIFIC. The Company operates a service organization at its Markham, Ontario facility that provides warranty and out-of-warranty service and repairs for scientific products distributed by the Company. Scientific products distributed by the Company bear a product warranty that entitles the purchaser to warranty repairs and service at a nominal or no charge during the warranty period. The Company, and not the manufacturer of the product, is responsible for the cost of warranty repairs. The warranty period for scientific products is generally one year for medical instruments and industrial technology equipment and five years for precision instruments.

          The Company also provides out-of-warranty service of scientific products for which the customer pays the Company on a time and materials basis. Revenues from the Product Service Division consist principally of out-of-warranty servicing of endoscopes and other medical products, and comprise a significant percentage of the Company's total net sales.

CONSUMER PRODUCTS

          The Company distributes consumer products in Canada, comprised principally of photographic and optical equipment. This equipment, most of which is manufactured by Olympus, includes 35 mm. lens shutter cameras (also known as "point and shoot" cameras) and 35 mm. single lens reflex cameras, binoculars, slide projectors and screens, light meters, darkroom equipment and supplies, camera luggage and other photographic products and accessories. The Company distributes 25 models of the 35 mm. lens shutter cameras, 5 models of the 35 mm. single lens reflex cameras and 6 models of binoculars. Cameras and accessories manufactured by Olympus account for substantially all sales in the Consumer Products Division. The Company also distributes Olympus Pearlcorder-Registered Trademark- hand-held dictation equipment and two lines of paper shredders.

          The Company distributes its consumer products mostly to major department stores, large retail store chains, independent retailers and cooperative buying groups. The Company also distributes such products to government agencies, school boards, the military, promotional sales organizations and catalog houses and other end-users.

          PRODUCT SERVICE - CONSUMER. The Company operates a service organization at its Markham, Ontario facility, as well as contracts with independent service centers throughout Canada to provide warranty service for the consumer products distributed by the Company. Pursuant to the Olympus Agreement, the Company is required to provide warranty service for all Olympus cameras presented to the Company for service, whether or not such cameras were sold by the Company. This obligation has not had a material adverse effect on the Company. The Company generally provides a two year warranty for cameras and a one year warranty for other consumer products. Beginning in fiscal year 1995, the Company now provides out-of-warranty services for its consumer products.

DISTRIBUTION AGREEMENTS

          OLYMPUS AGREEMENT. The majority of the Company's sales of scientific products and consumer products have been made pursuant to the Olympus Agreement, under which Olympus has granted the Company the exclusive right to distribute the covered Olympus products in Canada. All products sold by the Company pursuant to the agreement bear the "Olympus" trademark. The Olympus Agreement expires on March 31, 1998.

          During the term of the Olympus Agreement, the Company has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreement.

          The Olympus Agreement imposes minimum purchase obligations on the Company with respect to each of medical instruments, precision instruments, industrial technology equipment and consumer products. The aggregate annual minimum purchase obligations for all such products are approximately $16.7 million, $17.2 million and $18.5 million during the contract years ending March 31, 1996, 1997, and 1998, respectively.

          Subject to an allowance of a 10% shortfall from the minimum purchase requirements in certain situations, Olympus has the right to terminate the Olympus Agreement with respect to each product group for which the Company has failed to meet the minimum purchase requirements. If the Company fails to meet such requirements for both precision instruments and industrial technology equipment, or for medical instruments, then Olympus has the right to terminate the entire Olympus Agreement. Olympus may also terminate the Olympus Agreement if the Company breaches its other obligations under the Olympus Agreement, or if the Company fails to meet any Olympus credit requirement for sale on open account and does not provide Olympus with a letter of credit to secure the Company's payment obligations after demand by Olympus. The Company has delivered to Olympus a letter of credit to secure payment of the Company's first $500,000 of monthly purchases.

          JENOPTIK AGREEMENT. On May 1, 1994, the Company entered into a long-term agreement with Jenoptik, under which the Company was granted the exclusive right to distribute the covered Jenoptik products in the United States, Canada and Mexico. The agreement expires December 31, 2003.

          During the term of the Jenoptik agreement, the Company has agreed that it will not manufacture, distribute, sell or represent for sale in the territory any products which are competitive with the products covered unless expressly agreed in writing by Jenoptik.

          The Jenoptik agreement imposes minimum purchase obligations commencing with the calendar year 1996 in the amount of DM 1,500,000. The minimum purchase requirement for calendar 1997 will be the average of the purchases during calendar years 1994, 1995 and 1996, and for each year thereafter, 110% of the preceding year's minimum purchase requirement. Failure to achieve the minimum purchase requirement in any year would give Jenoptik the right to terminate the agreement.

          The agreement will be automatically extended for a subsequent five year term commencing January 1, 2004 and every five years thereafter, as long as the Company continues to achieve the minimum purchase requirements.

DISCONTINUED OPERATIONS

          On October 29, 1993, the Company consummated the sale of all of the assets and transferred certain liabilities of its Seating Division to the German manufacturer of the seating products for $2,809,000. The Company received $2,659,000 in cash and a $150,000 promissory note of the purchaser of the Seating Division which was paid in October 1994. An additional contingent payment of up to $150,000 could become due on the 90th day following the end of calendar year 1995, dependent upon the operating results of the Seating Division.

          The sale of the Seating Division has been reflected as a discontinued operation and is presented separately in the consolidated statements of operations.

MARKETING

          The Company markets its products through a sales organization comprised of employees and independent sales representatives. Each industry segment has a separate, dedicated sales force. Sales persons, who are paid on a salary and/or commission basis, are, among other things, responsible for identifying customers and demonstrating products in their respective geographic markets.

EFFECT OF CURRENCY FLUCTUATIONS AND TRADE BARRIERS

          Substantially all of the Company's products have been imported from the Far East and Western Europe, and the Company's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting both the United States and Canada.

COMPETITION

          The Company distributes substantially all of its products in highly competitive markets, which contain many products available from nationally and internationally recognized competitors of the Company. Many of such competitors have greater financial and technical resources than the Company and are well-established, with reputations for success in the sale and service of their products. In addition, certain companies have developed or may be expected to develop technologies or products that could directly or indirectly compete with the products distributed by the Company. In some areas, the Company competes with manufacturers who distribute and service their own products and have greater financial and technical resources than the Company and, as manufacturers, may have certain other competitive advantages over the Company. The Company believes that the world-wide reputation for the quality and innovation of its products among consumers, the Company's reputation for providing quality product service, particularly with respect to medical products, and the numerous customer contacts developed during its lengthy service as a distributor of Olympus products, gives the Company a competitive advantage with respect to certain of its product segments.

BACKLOG

          On October 6, 1995, the Company's consolidated backlog was approximately $1.2 million compared with approximately $1.0 million on October 21, 1994.

EMPLOYEES

          As of October 6, 1995, the Company employed 111 persons. Of the Company's employees, 107 are located in Canada and 4 are located in the United States; 10 are executives and/or division managers, 43 are engaged in sales, 7 are engaged in customer service, 17 are engaged in product service, 9 are engaged in shipping and warehouse functions, and 25 perform various administrative functions.

          None of the Company's employees is represented by labor unions. The Company considers its relations with its employees to be satisfactory.


ITEM 2.   PROPERTIES.

          The Company leases a building, containing approximately 41,000 square feet, located in Markham, Ontario. This facility is used for warehouse, service, showroom and office space for the Company's Canadian operations. The lease, as amended, expires in July 2000, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $9,400 for the next two years and approximately $10,000 for the last three years.

          The Company leases approximately 2,000 square feet of office space in Clifton, New Jersey, for its executive offices. The lease, which expires in January 1997, provides for monthly base rent of approximately $3,000.

          The Company believes that its facilities are adequate for its current needs.


ITEM 3.   LEGAL PROCEEDINGS.

               The Company is not a party to any material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A
          VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS.

          Since March 18, 1994, the Company's Common Stock has been traded on the NASDAQ National Market under the symbol "CNTL." From August 17, 1992 through March 17, 1994, the Common Stock traded on the NASDAQ Small Cap Market. The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported by NASDAQ.

          The Company has not paid any cash dividends on the Common Stock, and a change in this policy is not presently under consideration by the Board of Directors.

                                      HIGH             LOW
                                      ----             ---

FISCAL YEAR ENDED JULY 31, 1994
First Quarter                         4 1/2            3
Second Quarter                        5 1/2            3 3/4
Third Quarter                         5 1/2            4
Fourth Quarter                        6 1/4            4 3/4

FISCAL YEAR ENDED JULY 31, 1995
First Quarter                         7                4 5/16
Second Quarter                        6 3/4            3 1/4
Third Quarter                         6 1/2            4 1/2
Fourth Quarter                        7 3/4            5 1/2


          On October 6, 1995, the closing price of the Company's Common Stock was $8.75 and the Company had 249 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

                  (Amounts in thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:


                                      Fiscal Year Ended July 31,
                            -----------------------------------------------
                              1995      1994      1993      1992      1991
                              ----      ----      ----      ----      ----

Net sales. . . . . . . . .  $31,079   $29,349   $28,633   $28,245   $24,672
Cost of sales. . . . . . .   21,056    19,790    19,557    18,558    15,967
Gross profit . . . . . . .   10,023     9,559     9,076     9,687     8,705
Income from continuing
  operations (1) . . . . .    2,481     2,601     1,432     2,242     2,041
Interest expense . . . . .      479       301       184       112     1,197
Income from continuing
  operations before
  income taxes . . . . . .    2,002     2,300     1,248     2,130       844
Income taxes . . . . . . .    1,001     1,054     1,160     1,051       880
Income (loss) from con-
  tinuing operations . . .    1,001     1,246        88     1,079       (36)
Income (loss) from
  discontinued operations.        -       562       (24)      763       639
Extraordinary gain on
 extinguishment of debt. .        -     1,211         -         -         -
Net income . . . . . . . .    1,001     3,019        64     1,842       603
Dividends on preferred
  stocks . . . . . . . . .        -       314     1,185       890       419
Net income (loss) attri-
  butable to common stock.    1,001     2,705    (1,121)      952       184
Earnings (loss) per
  common and common
  equivalent shares:
Primary:
  Continuing operations. .   $  .32   $   .31   $  (.54)  $   .09   $  (.20)
Discontinued operations. .        -       .19      (.01)      .33       .31
Extraordinary gain . . . .        -       .40         -         -         -
                             -------  -------   -------   -------   -------
  Net income (loss). . . .   $  .32   $   .90   $  (.55)  $   .42   $   .11
                             -------  -------   -------   -------   -------
                             -------  -------   -------   -------   -------
Fully diluted:
  Continuing operations. .   $  .32   $   .31   $  (.34)  $   .22   $  (.20)
  Discontinued operations.        -       .18      (.01)      .15       .30
  Extraordinary gain . . .        -       .40         -         -         -
                             -------  -------   -------   -------   -------
  Net income (loss). . . .   $  .32   $   .89   $  (.35)  $   .37   $   .10
                             -------  -------   -------   -------   -------
                             -------  -------   -------   -------   -------
Weighted average number
  of common and common
  equivalent shares:
 Primary . . . . . . . . .    3,142     3,011     2,033     2,293     2,078
 Fully diluted . . . . . .    3,146     3,055     2,465     4,960     2,078


CONSOLIDATED BALANCE SHEET DATA:


                                                July 31,
                            -----------------------------------------------
                              1995      1994      1993      1992      1991
                              ----      ----      ----      ----      ----

Total assets . . . . . . .  $17,399   $14,115   $17,480   $19,508   $19,977
Current assets . . . . . .   16,016    12,777    16,119    18,039    18,243
Working capital. . . . . .   11,163     8,347     9,440    11,816    11,052
Current liabilities(2) . .    4,853     4,430     6,679     6,223     7,191
Long-term debt, less
  current portion(2) . . .    6,087     4,327     7,989     9,761    10,901
Stockholders' equity . . .    6,368     5,188     2,521     3,150     1,458
Book value per
  outstanding common
  share. . . . . . . . . .    $2.30     $1.90     $1.02     $1.69     $ .78
Common shares
  outstanding. . . . . . .    2,768     2,735     2,466     1,864     1,864


---------------
(l) Includes for fiscal 1993 a write-off of $135,000 in costs related to the termination of a proposed private placement of securities. Includes for fiscal 1992 a write-off of $175,000 in expenses related to the termination of a proposed public offering of securities. Includes for fiscal 1991 a restructuring gain of $50,000.

(2) Current liabilities and long-term debt as of July 31, 1993, 1992 and 1991 include an aggregate of $1,388,000, $1,972,000 and $2,587,000, respectively, of deferred interest benefit arising out of the Company's debt restructuring which was consummated in January 1991 (the "1991 Debt Restructuring"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 of Notes to Consolidated Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.

RESULTS OF CONTINUING OPERATIONS

          Reference is made to the sale of the Company's Seating Division (see
Item 1. Business-Discontinued Operations). The results of continuing operations described hereafter reflect, for the most part, those results of the Company's Canadian subsidiary. Reference is also made hereafter to the effects of a weaker Canadian dollar against the United States dollar during fiscal 1995 and 1994, as compared with fiscal 1994 and 1993 (decreases in value of approximately 2% and 5%, respectively). In order to more accurately analyze the results of operations, some comparisons will be presented in Canadian dollars as well as United States dollars.

          FISCAL 1995 COMPARED WITH FISCAL 1994

          Net sales in Canadian dollars increased by $3,211,000, or 8.1%, to $42,721,000 in fiscal 1995, from $39,510,000 in fiscal 1994; however, when translated into United States dollars, the net sales increased by $1,730,000, or 5.9%, to $31,079,000 in fiscal 1995 from $29,349,000 in fiscal 1994. This increase was principally attributable to the increased sales of the Medical Instruments, Precision Instruments and Industrial Technology Divisions, resulting from increased demand for existing products; the introduction of new products such as the MediVators endoscope disinfector and the Olympus B-Max microscope; and increases in selling prices for certain products, which increases were partially offset by decreased sales in the Consumer Products Division, resulting from lower demand for consumer products.

          Gross profit in Canadian dollars increased by $955,000, or 7.4%, to $13,791,000 in fiscal 1995 from $12,836,000 in fiscal 1994; however, when translated into United States dollars, the gross profit increased by $464,000, or 4.9%, to $10,023,000 in fiscal 1995 from $9,559,000 in fiscal 1994. The gross profit decreased as a percentage of net sales to 32.3% in fiscal 1995, from 32.6% in fiscal 1994. The lower gross profit margins for fiscal 1995 reflect the reduction in the selling prices of certain camera models in the Consumer Products Division to meet competition; supplier price increases, of which only a portion was passed along to customers; and changes in product mix.

          Shipping and warehouse expenses as a percentage of net sales were 2.5% for fiscal 1995, as compared with 2.4% for fiscal 1994. This percentage increase was principally attributable to higher occupancy costs, including insurance, utilities and property tax, and increased costs of packing and shipping supplies.

          Selling expenses as a percentage of net sales were 13.7% for fiscal 1995 and 1994. Although selling expenses as a percentage of net sales were increased as a result of additional personnel costs in the sales and product management functions and related travel expenses, this increase was offset due to higher levels of sales as compared to the fixed portion of selling expenses, which decreased selling expenses as a percentage of net sales.

          General and administrative expenses increased by $268,000 to $2,491,000 for fiscal 1995 from $2,223,000 for fiscal 1994. This increase was principally attributable to higher personnel costs, including termination pay for several employees, and an increase in professional fees, which increases were partially offset by a decrease in foreign exchange losses which resulted from translating the Company's Canadian subsidiary's United States dollar denominated loans into Canadian dollars at the period-end exchange rates during the first quarter of fiscal 1994. In October 1993, the Company began borrowing in Canadian dollars which eliminated such foreign exchange losses.

          Interest expense increased to $479,000 in fiscal 1995 as compared with $301,000 in fiscal 1994. This increase principally reflects interest at market rates on borrowings outstanding under the Company's revolving credit facility, which was consummated on October 29, 1993 and an increase in average Canadian interest rates. Prior to October 29, 1993, the Company reported substantially reduced interest expense on its outstanding borrowings as a result of the 1991 Debt Restructuring.

          Income from continuing operations before income taxes and extraordinary gain decreased by $298,000 to $2,002,000 for fiscal 1995 from $2,300,000 for fiscal 1994.

          The provision for income taxes in fiscal 1995 and 1994 represent taxes imposed on the Company's Canadian operations and, in 1995, Canadian withholding taxes on dividends remitted by Carsen to Cantel in the United States.

          No tax benefits have been recognized on the Company's United States operations as a result of the losses generated in fiscal 1995 and prior years.

          Income from discontinued operations of $562,000 in fiscal 1994 principally reflects the gain on the sale of all of the assets and the transfer of certain liabilities of the Seating Division to the German manufacturer of the seating products.

          During fiscal 1994, the Company paid in full its outstanding United States bank debt and refinanced its Canadian bank debt with a Canadian bank and recognized $1,211,000, which represents the remaining deferred interest benefit from the Company's 1991 Debt Restructuring with its lending banks and subordinated debenture holders, as an extraordinary gain on the extinguishment of debt.

          Dividends on preferred stocks of $314,000 for fiscal 1994, represent non-cash imputed dividends of approximately $205,000 and cash dividends payable of $109,000 on the Series A Preferred Stock.

          FISCAL 1994 COMPARED WITH FISCAL 1993

          Net sales in Canadian dollars increased by $3,487,000, or 9.7%, to $39,510,000 in fiscal 1994, from $36,023,000 in fiscal 1993; however, when translated into United States dollars, the net sales increased by $716,000, or 2.5%, to $29,349,000 in fiscal 1994 from $28,633,000 in fiscal 1993. This increase was principally attributable to the increased sales of the Medical Instruments, Precision Instruments and Industrial Technology Divisions, resulting from the introduction of new products and/or increased demand for existing products, which increases were partially offset by decreased sales in the Consumer Products Division, resulting from lower demand for consumer products.

          Gross profit in Canadian dollars increased by $1,423,000, or 12.5%, to $12,836,000 in fiscal 1994 from $11,413,000 in fiscal 1993; however, when translated into United States dollars, the gross profit increased by $483,000, or 5.3%, to $9,559,000 in fiscal 1994 from $9,076,000 in fiscal 1993. The gross profit increased as a percentage of net sales to 32.6% in fiscal 1994, from 31.7% in fiscal 1993. The higher gross profit margins for fiscal 1994 reflect the benefits of increased selling prices which were implemented during the second quarter of fiscal 1993 and the foreign exchange hedging program initiated in November 1993, partially offset by increased discounting in the Medical Instruments and Precision Instruments Divisions to meet competitive pricing.

          Shipping and warehouse expenses as a percentage of net sales were 2.4% for fiscal 1994, as compared with 2.6% for fiscal 1993. This percentage decrease was principally attributable to the reorganization of the warehouse operations which resulted in lower labor and freight costs.

          Selling expenses as a percentage of net sales were 13.7% for fiscal 1994, as compared with 14.0% for fiscal 1993. This percentage decrease was principally attributable to the increased sales as well as the cost savings resulting from the restructuring of certain sales representatives' remuneration packages.

          General and administrative expenses decreased by $652,000 to $2,223,000 for fiscal 1994 from $2,875,000 for fiscal 1993. The decrease reflects certain reductions in the Company's corporate overhead, resulting from the sale of the Seating Division on October 29, 1993, and a reduction in foreign exchange losses resulting principally from translating the Company's Canadian subsidiary's United States dollar denominated loans into Canadian dollars at the period-end exchange rates during the first quarter of fiscal 1994. On October 29, 1993, the Company began borrowing in Canadian dollars under the revolving credit facility, which eliminated future foreign exchange gains or losses related to bank borrowings.

          Interest expense increased to $301,000 in fiscal 1994 as compared with $184,000 in fiscal 1993. This increase principally reflects interest at market rates on borrowings outstanding under the Company's revolving credit facility, which was consummated on October 29, 1993. Prior to such date, the Company reported substantially reduced interest expense on its outstanding borrowings as a result of the 1991 Debt Restructuring.

          Income from continuing operations before income taxes and extraordinary gain increased by $1,052,000 to $2,300,000 for fiscal 1994 from $1,248,000 for fiscal 1993.

          The provision for income taxes in fiscal 1994 and 1993 represent taxes imposed on the Company's Canadian operations and, in 1993, Canadian withholding taxes on dividends remitted or deemed to have been remitted by Carsen to Cantel in the United States.

          During fiscal 1994, Carsen received notice of reassessment for federal and provincial income taxes and withholding taxes from Revenue Canada for the taxable years 1990 through 1992. This notice was based upon the disallowance as a deduction for income tax purposes and treatment as a taxable dividend, of all of the payments made to Cantel by Carsen during this period with respect to a purchasing fee charged by Cantel for negotiating certain distribution agreements
on behalf of Carsen.    The Company disagrees with the position of Revenue
Canada and is pursuing its available remedies. However, the Company recorded a charge of $413,000 in its income tax provision for the year ended July 31, 1993, which represents management's estimated cost to settle this matter as well as related provincial income taxes for the period. In addition, the Company provided interest charges of approximately $34,000 and $120,000 in fiscal 1994 and 1993, respectively, which represent interest on the federal and provincial income taxes and withholding taxes. Such provisions approximated the full amount of the reassessment for the federal and provincial income taxes and withholding taxes and the related interest thereon. The federal and provincial income taxes and the withholding taxes and related interest thereon have been paid under protest.

          No tax benefits have been recognized on the Company's United States operations as a result of the losses generated in fiscal 1994 and prior years.

          Income from discontinued operations of $562,000 principally reflects the gain on the sale of all of the assets and the transfer of certain liabilities of the Seating Division to the German manufacturer of the seating products.

          The Company paid in full its outstanding United States bank debt and refinanced its Canadian bank debt with a Canadian bank and recognized $1,211,000, which represents the remaining deferred interest benefit from the Company's 1991 Debt Restructuring with its lending banks and subordinated debenture holders, as an extraordinary gain on the extinguishment of debt.

          Dividends on preferred stocks of $314,000 for fiscal 1994, represent non-cash imputed dividends of approximately
$205,000 and cash dividends payable of $109,000 on the Series A Preferred Stock, as compared with $867,000 of non-cash imputed dividends on the Series A and B Preferred Stocks and cash dividends of $218,000 on the Series A Preferred Stock for fiscal 1993. Fiscal 1993 also reflects a stock dividend on the Series B Preferred Stock of $100,000.

          The non-cash dividends were imputed at rates which would increase the value of such preferred stocks from the value recorded at the date of issuance to the stated liquidation preference at the time each series of preferred stock became convertible into the Company's Common Stock. During April 1993, all outstanding shares of the Series B Preferred Stock were converted into shares of Common Stock of the Company; therefore, there were no dividends on the Series B Preferred Stock for fiscal 1994.


LIQUIDITY AND CAPITAL RESOURCES

          At July 31, 1995, the Company's working capital was $11,163,000 as compared with $8,347,000 at July 31, 1994. This increase primarily reflects an increase in accounts receivable and a decrease in income taxes payable, partially offset by an increase in accounts payable, principally resulting from increased sales in the fourth quarter of fiscal 1995. The significant increase in accounts receivable at July 31, 1995 was partially due to customer "buy ins" of products prior to price increases from the Company's principal supplier, which were being passed along to customers in August 1995. The increase in working capital was partially achieved through an increase in long-term debt, which increased from $4,327,000 at July 31, 1994 to $6,087,000 at July 31, 1995.

          Net cash used in operating activities was $1,628,000 for fiscal 1995, as compared with net cash provided by operating activities of $1,404,000 for fiscal 1994. This change was primarily due to an increase in accounts receivable and decreases in income from continuing operations and income taxes payable, partially offset by an increase in accounts payable. Net cash used in investing activities was $59,000 for fiscal 1995, as compared with net cash provided by investing activities of $2,130,000 in fiscal 1994. This change principally reflects proceeds from the sale of the Seating Division in fiscal 1994. Net cash provided by financing activities was $1,686,000 in fiscal 1995, as compared with net cash used in financing activities of $4,368,000 in fiscal 1994. This change was principally due to refinancing and reduction of long-term debt in fiscal 1994, and an increase in borrowings under the revolving credit facility in fiscal 1995.

          The revolving credit facility, as amended, entered into during fiscal 1994 is comprised of a $7,500,000 revolving credit facility to the Company's Canadian subsidiary. The maximum borrowing availability under this facility will decrease annually over a three year period commencing January 1, 1996 and must be paid in full no later than December 31, 1998. The Company is permitted to borrow an amount up to (i) 75%-85% of certain eligible accounts receivable, depending on the customer, and (ii) 50% of qualifying inventory, depending on the type of goods in inventory; however, any trade letters of credit issued under the Canadian revolver will reduce the maximum available borrowings by 50% of the amount of such trade letters of credit, while any standby letters of credit, including the $500,000 letter of credit issued to Olympus America Inc. during November 1993, reduces the maximum available borrowings by the full amount of such standby letters of credit. The Company has the right to borrow funds under this facility in either United States dollars or Canadian dollars, a portion of which may be drawn in the form of bankers acceptances. United States dollar borrowings will bear interest at .5% above the lender's United States base rate, and Canadian dollar borrowings will bear interest at .75% above the lender's Canadian prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. Borrowings under this facility are guaranteed by Cantel and secured by substantially all assets of the Company's Canadian subsidiary and require the Canadian subsidiary to meet certain financial covenants, including a minimum working capital ratio, a minimum interest coverage ratio, a maximum debt to tangible net worth ratio, and an annual limitation on capital expenditures.

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

          The Company's Canadian subsidiary had forward exchange contracts at October 6, 1995 aggregating $9,000,000 (United States dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent the Canadian subsidiary's projected purchases of inventories through February 29, 1996.

          The average exchange rate of the contracts open at October 6, 1995 is $1.3686 Canadian dollar per United States dollar, or $.7307 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on October 24, 1995, was $1.3704 Canadian dollar per United States dollar, or $.7297 United States dollar per Canadian dollar.

          The Company believes that its anticipated cash flow from operations and the funds available under the revolving credit facility will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future based upon the current level of operations.

          As of July 31, 1995, the Company had net operating loss carryforwards for United States income tax purposes ("NOLs") of approximately $10,789,000 which will expire through July 31, 2010.

          In addition, the Company and its Canadian subsidiary cannot file consolidated tax returns, for Canadian or United States income tax purposes. Therefore, neither net losses sustained by the Company in the United States nor the NOLs can be used to reduce Canadian federal or provincial income taxes payable by the Canadian subsidiary on its taxable income nor can losses sustained by the Canadian subsidiary, if any, be used to offset taxable income earned by the Company in the United States. This has resulted in the payment of income taxes by the Company in Canada, notwithstanding net losses sustained by the Company in the United States.

          Inflation has not significantly impacted the Company's operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See Index to Consolidated Financial Statements, which is Item 14(a), and the Consolidated Financial Statements and schedule attached to this Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          The Company has not had any disagreements with its accountants on accounting or financial disclosure.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The current directors and executive officers of the Company are as follows:

Name                            Age                Position
----                            ---                --------

Charles M. Diker                 60          Chairman of the Board and
                                               Director

Alan J. Hirschfield              60          Vice Chairman of the Board,
                                               Director and a member of the
                                               Compensation Committee

James P. Reilly                  55          President, Chief Executive
                                               Officer and Director

Edward E. Meltz                  62          Vice President

Darwin C. Dornbush               65          Secretary, Director and a member
                                               of both the Audit Committee
                                               and the Compensation Committee

Richard L. Bloch                 66          Director

Robert L. Barbanell              65          Director and a member of the
                                               Audit Committee

Morris W. Offit                  58          Director

Bruce Slovin                     59          Director and a member of both the
                                               Audit Committee and the
                                               Compensation Committee

Craig A. Sheldon                 33          Vice President

     Mr. Diker, who became Chairman of the Board of the Company in April 1986, is a private investor and a non-managing principal of Weiss, Peck & Greer, an investment management company. Mr. Diker is also a director of BeautiControl Cosmetics, Inc. (OTC), a manufacturer of cosmetics marketed by direct sales, International Specialty Products (NYSE), a specialty chemical company, Data Broadcasting Corp. (OTC), a communication services and technology company, and Chyron Corporation (NYSE), a supplier of graphics for the television industry.

     Mr. Hirschfield has served as Vice Chairman of the Board of the Company since January 1988. Since July 1992, he has served as Co-Chairman and Co-Chief Executive Officer of Data Broadcasting Corp. (OTC), a communication services and technology company. From October 1990 to July 1992, he served as Co-Chief Executive Officer of FNN, Inc., the predecessor of Data Broadcasting Corp. From April 1990 to December 1992, he served as a managing director of Wertheim Schroder, Inc., an investment banking firm. Mr. Hirschfield is also a director of Chyron Corporation (NYSE), a supplier of graphics for the television industry.

     Mr. Reilly has served as President and Chief Executive Officer of the Company since June 1989. Mr. Reilly is a certified public accountant.

     Mr. Dornbush, Secretary of the Company since July 1990, has been a partner in the law firm of Dornbush Mensch Mandelstam & Schaeffer LLP, general counsel to the Company, for more than the past five years.

     Mr. Barbanell has served as President of Robert L. Barbanell Associates, Inc., a financial consulting company, since July 1994. From September 1981 to June 1994, Mr. Barbanell was employed in various capacities by Bankers Trust New York Corporation, most recently as Managing Director of European Merchant Bank of Bankers Trust International PLC. Mr. Barbanell is also a director of Marine Drilling Companies, Inc. (NASDAQ), a drilling contractor, and Kaye Group Inc. (NASDAQ), an insurance brokerage and insurance underwriting company.

     Mr. Bloch has served as President of Pinon Farm, Inc., a horse training and breeding farm, since its inception in 1982. From 1968 to October 1987, Mr. Bloch served as President of the Phoenix Suns Basketball Club, a member of the National Basketball Association. Mr. Bloch was Chairman of the Board of Governors of the National Basketball Association from 1985 to June 1987. He is a director of City National Bank of Beverly Hills, California (NYSE), a bank holding company, and serves as Chairman of the Board of Columbus Realty Trust
(NYSE), a real estate investment trust.

     Mr. Offit has served as Chief Executive Officer of OFFITBANK, a limited purpose trust company chartered by the New York State Banking Department, since July 1990. Prior thereto, Mr. Offit served as President of Offit Associates, Inc., an investment counselling firm. Mr. Offit is Chairman of the Board of Trustees of Johns Hopkins University and a former partner of Salomon Brothers, Inc. He serves as a director of Mercantile Bankshares Corp. (OTC), a bank holding company, and Hasbro Inc. (AMEX), a toy manufacturer.

     Mr. Slovin has served as President and a director of MacAndrews & Forbes Holdings Inc. and Revlon Group, Inc., privately held industrial holding companies, since 1985. Mr. Slovin is also a director of Continental Health Affiliates, Inc. (OTC), a health care services company; Oak Hill Sportswear Corp. (OTC), a sportswear manufacturer; The Coleman Company, Inc. (NYSE), a manufacturer of outdoor recreation products; Meridian Sports Incorporated (OTC), a watersports company; Infu-Tech, Inc. (NASDAQ), a home health care company; Mafco Consolidated Group, Inc. (NYSE), a manufacturer of cigars and licorice extract and flavorings; and Power Control Technologies, Inc. (NYSE), a manufacturer of machinery and hydraulics for the aerospace industry.

     Mr. Meltz has been employed by the Company in various capacities since 1981, most recently as a Vice President. From 1982 to January 1988, he served as Vice President-Finance, Treasurer and Chief Financial Officer of the Company. Mr. Meltz currently serves as President of Carsen, where he has served as an executive officer since 1982. Mr. Meltz is a chartered accountant.

     Mr. Sheldon has been employed by the Company as Vice President and Controller since November 1994. From November 1993 until October 1994, Mr. Sheldon was Vice President and Controller of Imaging Technologies, Inc., a private software development company. From January 1992 until October 1993, Mr. Sheldon was Corporate Accounting Manager of Toys "R" Us, Inc. From September 1984 until December 1991, Mr. Sheldon was employed as an audit manager by the accounting firm of Ernst & Young LLP. Mr. Sheldon is a certified public accountant.

     Mr. William J. Vella (age 39) has been employed by Carsen in various capacities since October 1981. He has served as Executive Vice President of Carsen since December 1994.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth, for the fiscal years ended July 31, 1995, 1994 and 1993, compensation, including salary, bonuses, stock options and certain other compensation, paid by the Company to the Chief Executive Officer and to the other executive officers of the Company who received more than $100,000 in salary and bonus during fiscal year 1995:

                           Summary Compensation Table
                                                                  Long Term
                                                                 Compensation
            Annual Compensation (1)                               Awards (2)
--------------------------------------------------------------------------------
Name and                               Salary       Bonus         Options (#)
Principal Position          Year        ($)          ($)
--------------------------------------------------------------------------------

James P. Reilly             1995       250,000           0          1,000
  President and Chief       1994       250,000      84,900          1,000
  Executive Officer of      1993       250,000           0          1,000
  the Company

Edward E. Meltz             1995       157,242 (3)       0          2,000
  Vice President of the     1994       146,518 (3)  23,100          2,500
  Company and President     1993       167,284 (3)       0          4,000
  of Carsen

William J. Vella            1995       110,670 (4)       0          2,000
  Executive Vice President  1994       101,951 (4)  24,316          5,000
  of Carsen                 1993       106,927 (4)  10,906          5,000
---------------

     (1) The Company did not pay or provide other forms of annual compensation (such as perquisites) to the above-named executive officers having a value exceeding the lesser of $50,000 or 10% of the total annual salary and bonus reported for such officers.

     (2) The Company has no long term incentive compensation plan other than its Employee Stock Option Plan and Directors' Stock Option Plan described herein and various individually granted options. The Company does not award stock appreciation rights, restricted stock awards or long term incentive plan pay-outs.

     (3) Mr. Meltz received a salary of $210,000 Canadian dollars in each of the last three fiscal years and a bonus of $33,102 Canadian dollars in fiscal 1994.

     (4) Mr. Vella received a salary of $152,620 Canadian dollars in fiscal 1995, a salary of $137,215 and a bonus of $32,726 Canadian dollars in fiscal 1994, and a salary of $134,420 and a bonus of $13,710 Canadian dollars in fiscal 1993.

OPTIONS GRANTED IN FISCAL 1995

     The following information is furnished for the fiscal year ended July 31, 1995 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock options granted during such fiscal year. Stock options were granted without tandem stock appreciation rights.

                                                                Potential
                                                                Realizable
                                                                Value at
                            % of Total                          Assumed Annual
                            Options                             Rates of Stock
                            Granted to    Exercise              Price
                            Employees     Price                 Appreciation
                Options     During the    Per       Expiration  for Option
Name            Granted(#)  Fiscal Year   Share($)  Date        Term ($)(1)
----            ----------  -----------   --------  ----------  ---------------
                                                                  5%       10%
                                                                ------   ------

James P. Reilly   1,000(2)     3.7          5.50     7/30/05     8,890   14,200

Edward E. Meltz   2,000(3)     7.4          4.25     12/4/99    10,800   13,640

William J. Vella  2,000(3)     7.4          4.25     12/4/99    10,800   13,640
---------------

(1) Represents the potential value of the options granted at assumed 5% and 10% rates of compounded annual stock price appreciation from the date of grant of such options.

(2) The options were granted under the Company's 1991 Directors' Stock Option Plan. The exercise price per share of the options was the market value per share on the date of grant. The options are subject to vesting as follows:
     50% of the total shares covered by the options vest on the first anniversary of the date of grant and the remaining 50% vest from and after the second anniversary of such date of grant.

(3) The options were granted under the Company's 1991 Employee Stock Option Plan. The exercise price per share of the options was the market value per share on the date of grant. The options are subject to vesting as follows:
     25% of the total shares covered by the options vest on each of the first four anniversaries of the date of the grant.

AGGREGATED OPTION EXERCISES IN FISCAL 1995 AND FISCAL YEAR END OPTION VALUES

     The following information is furnished for the fiscal year ended July 31, 1995 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock option exercises during such fiscal year.

                                                                                           Value of
                                                        Number of Unexercised          Unexercised in the Money
                         Shares                         Options at 7/31/95 (#)          Options at 7/31/95 ($)
                        Acquired        Value       -----------------------------   -----------------------------
Name                 On Exercise(#)   Realized($)   Exercisable   Non-Exercisable   Exercisable   Non-Exercisable
----                 --------------   -----------   -----------------------------   -----------------------------

James P. Reilly              0               0       192,315           1,500         711,216              250

Edward E. Meltz          9,000          52,062             0           7,750               0           11,411

William J. Vella        10,000          52,500         5,500           9,500           8,525           13,575


STOCK OPTIONS

     An aggregate of 250,000 shares of Common Stock are reserved for issuance or available for grant under the Company's 1991 Employee Stock Option Plan (the "Employee Plan"). Options granted under the Employee Plan are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"). The Employee Plan is administered in all respects by a committee composed of at least two non-employee members of the Company's Board of Directors who are designated by the Board (the "Stock Option Committee"). The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option.

Under the terms of the Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of an employee who possesses more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Holder"), the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by the tendering or cashless exchange of shares of Common Stock or of options to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. All currently outstanding options have a term of five years. At July 31, 1995, options to purchase 64,250 shares of Common Stock at prices between $2.50 and $4.38 per share were outstanding under the Employee Plan, and 164,125 shares were available for grant under the Employee Plan.

     An aggregate of 200,000 shares of Common Stock are reserved for issuance or available for grant under the Company's 1991 Directors' Stock Option Plan (the "Directors' Plan"). Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422A of the Code. The Directors' Plan provides for the automatic grant to each of the Company's directors of options to purchase 1,000 shares of Common Stock on the last business day of the Company's fiscal year. In addition, an option to purchase 500 shares of Common Stock is granted automatically on the last business day of each fiscal quarter to each director (exclusive of Messrs. Diker, Reilly and Dornbush and any other director who serves as an officer or employee of the Company) provided that the director attended any regularly scheduled meeting of the Board, if any, held during such quarter. Each such option grant is at an exercise price equal to the fair market value of the Common Stock on the date of grant and has a ten year term (but in no event more than three months following the optionee's ceasing to serve as a director of the Company). The fiscal year options are exercisable in two equal annual installments commencing on the first anniversary of the grant thereof and the quarterly options are exercisable in full immediately. At July 31, 1995, options to purchase 144,000 shares of Common Stock at prices between $2.00 and $6.00 per share were outstanding under the Directors' Plan, and 56,000 shares were available for grant under the Directors' Plan.

     In June 1991, the Company adopted the Employee Plan and terminated its 1981 Incentive Stock Option Plan (the "1981 Plan"), in order to have stock option plans which comply with Rule 16b-3, as amended, under the Securities Exchange Act of 1934. The termination of the prior plan did not affect the options then outstanding under such plan.

     At July 31, 1995, options to purchase up to an aggregate of 2,375 shares of Common Stock at $1.25 per share were outstanding under the 1981 Plan.

     In June 1990, Mr. Reilly was granted a ten-year non-plan option to purchase 139,815 shares of Common Stock at an exercise price of $1.75 per share. This option is exercisable in full. In addition, in July 1990, Mr. Reilly was granted a ten-year non-plan option to purchase 50,000 shares at an exercise price of $1.875 per share. This option is exercisable in full.

     In February 1994, Mr. Dornbush was granted a non-plan option to purchase 25,000 shares of Common Stock at an exercise price of $5.00 per share. This option is currently exercisable in full and expires in February 1997.

     In December 1994, Mr. Barbanell was granted a five-year non-plan option to purchase 25,000 shares of Common Stock at an exercise price of $3.75 per share. This option is exercisable in four equal quarterly installments commencing March 1995 through December 1995 when the option will be fully exercisable. The option expires December 1999.

COMPENSATION POLICY

     The Compensation Committee of the Company's Board of Directors (the "Compensation Committee") is responsible for setting and administering the policies which govern annual executive salaries, raises and bonuses. The Compensation Committee is currently comprised of three members, all of whom are non-employee directors.

     Executive compensation for the fiscal year ended July 31, 1995 consisted of base salary for the Chief Executive Officer and the other executive officers of the Company named in the Compensation Table. None of these individuals received a bonus in fiscal 1995. The policy of the Compensation Committee, in consultation with the Chief Executive Officer, is to provide compensation to the Chief Executive Officer and the Company's other executive officers reflecting the contribution of such executives to the Company's growth in sales and earnings, the implementation of strategic plans consistent with the Company's long term objectives, and the enhancement of shareholder value.

     Mr. Reilly, the President and Chief Executive Officer of the Company, served the Company pursuant to a written employment agreement from June 1989 through July 1992 and was compensated pursuant to the express terms of such agreement. Although the agreement expired in accordance with its terms, the Compensation Committee has agreed to compensate Mr. Reilly at the same base salary and bonus formula as was in effect during the last year of the agreement.

     Long term incentive compensation policy consists exclusively of the award of stock options under the Company's Employee Option Plan and, in the case of officers who serve as directors of the Company, non-discretionary annual option grants of 1,000 shares under the Company's 1991 Directors' Stock Option Plan.

     The Stock Option Committee is responsible for the award of stock options. Two non-employee directors, Alan J. Hirschfield and Bruce Slovin, currently serve on the Stock Option Committee, which administers the granting of options under the Employee Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No officer of the Company served on the Company's Compensation Committee during its last fiscal year. James P. Reilly, however, participated in deliberations concerning executive compensation, except with respect to his own compensation.


ITEM 12.  SECURITY OWNERSHIP OF
          BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth stock ownership information as of October 6, 1995 concerning (i) each director and persons nominated to become directors of Cantel, (ii) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known by Cantel to beneficially own more than five (5%) percent of the outstanding shares of Cantel's Common Stock, (iii) the Chief Executive Officer and the other executive officers named in the Compensation Table, and (iv) Cantel's executive officers and directors as a group:

                                                Amount and
                                                Nature of
Names and Addresses of      Position with       Beneficial      Percentage
Beneficial Owners           Company             Ownership(1)    of Class
----------------------    ----------------      ------------    ----------

Charles M. Diker          Chairman of the         720,833 (2)      25.5
One New York Plaza        Board and Director
New York, New York

Alan J. Hirschfield       Vice Chairman of the    213,833 (3)       7.7
P.O. Box 7443             Board and Director
Jackson, Wyoming

Richard L. Bloch          Director                358,500 (4)      12.5
123 E. Marcy Street
Santa Fe, New Mexico

James P. Reilly           President (CEO) and     215,648 (5)       7.3
1135 Broad Street         Director
Clifton, New Jersey

Bruce Slovin              Director                156,000 (6)       5.6
35 East 62nd Street
New York, New York

Morris W. Offit           Director                 48,000 (7)       1.7

Darwin C. Dornbush        Secretary and            31,680 (8)       1.1
                          Director

Robert L. Barbanell       Director                 46,750 (9)       1.7

Edward E. Meltz           Vice President           38,743 (10)      1.4

William J. Vella          Executive Vice           13,885 (11)       .5
                          President of Carsen

All officers and directors
as a group of 11 persons                        1,847,622 (12)     56.6
---------------

(1)  Unless otherwise noted, Cantel believes that all persons    named in the
     table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

     A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from October 6, 1995 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from October 6, 1995 have been exercised.

(2) Includes 55,500 shares which Mr. Diker may acquire pursuant to stock options and warrants. Does not include an aggregate of 279,750 shares and warrants to purchase 34,998 shares owned by (i) Mr. Diker's wife, (ii) certain trusts for the benefit of Mr. Diker's children, (iii) certain accounts with Weiss, Peck and Greer, an investment firm of which Mr. Diker is a non-managing principal, over which accounts Mr. Diker exercises investment discretion, (iv) the DicoGroup, Inc., a corporation of which Mr. Diker serves as Chairman of the Board, and (v) a non-profit corporation of which Mr. Diker and his wife are the principal officers and directors. Mr. Diker disclaims beneficial ownership as to all of the foregoing shares.

(3) Includes 25,833 shares which Mr. Hirschfield may acquire pursuant to stock options and warrants.

(4) Includes 102,500 shares which Mr. Bloch may acquire pursuant to stock options and warrants.

(5) Includes 192,315 shares which Mr. Reilly may acquire pursuant to stock options. Does not include 2,000 shares owned by Mr. Reilly's son as to which Mr. Reilly disclaims beneficial ownership.

(6) Includes 42,000 shares which Mr. Slovin may acquire pursuant to stock options and warrants. Does not include an aggregate of 5,000 shares owned by certain trusts for the benefit of Mr. Slovin's children as to which Mr. Slovin disclaims beneficial ownership.

(7) Includes 16,000 shares which Mr. Offit may acquire pursuant to stock options.

(8) Includes 30,500 shares which Mr. Dornbush may acquire pursuant to stock options.

(9) Includes 21,750 shares which Mr. Barbanell may acquire pursuant to stock options. Does not include 2,500 shares owned by Mr. Barbanell's wife as to which Mr. Barbanell disclaims beneficial ownership.

(10) Includes 500 shares which Mr. Meltz may acquire pursuant to stock options.

(11) Includes 6,000 shares which Mr. Vella may acquire pursuant to stock options.

(12) Includes 496,648 shares which may be acquired pursuant to stock options and warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

                                     PART IV



ITEM 14.  FINANCIAL STATEMENTS, FINANCIAL STATEMENT
          SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.

          (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

               1.   CONSOLIDATED FINANCIAL STATEMENTS:

                    (i) Report of Independent Auditors. (At page 40 of sequentially numbered copy.)

                   (ii) Consolidated Balance Sheets as of July 31, 1995 and 1994. (At page 41 of sequentially numbered copy.)

                  (iii) Consolidated Statements of Operations for the years ended July 31, 1995, 1994, and 1993. (At page 42 of sequentially numbered copy.)

                   (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended July 31, 1995, 1994, and 1993. (At pages 43 and 44 of sequentially numbered copy.)

                    (v) Consolidated Statements of Cash Flows for the years ended July 31, 1995, 1994, and 1993. (At page 45 of sequentially numbered copy.)

                   (vi) Notes to Consolidated Financial Statements. (At pages 46 to 58 of sequentially numbered copy.)

               2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

                   (i) Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 1995, 1994, and 1993. (At page 59 of sequentially numbered copy.)

               All other financial statement schedules are omitted since they are not required, not applicable, or the information has been included in the Consolidated Financial Statements or Notes thereto.

          3.   EXHIBITS:

               3(a) - Registrant's Restated Certificate of Incorporation dated July 20, 1978. (Incorporated herein by reference to Exhibit 3(a) to Registrant's 1981 Annual Report on Form 10-K.)

               3(b) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on February 16, 1982. (Incorporated herein by reference to Exhibit 3(b) to Registrant's 1982 Annual Report on Form 10-K.)

               3(c) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on May 4, 1984. (Incorporated herein by reference to Exhibit 3(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1984.)

               3(d) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on August 19, 1986. (Incorporated herein by reference to Exhibit 3(d) of Registrant's 1986 Annual Report on Form 10-K.)

               3(e) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on December 12, 1986. (Incorporated herein by reference to Exhibit 3(e) of Registrant's 1987 Annual Report on Form 10-K [the "1987 10-K"].)

               3(f) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on April 3, 1987. (Incorporated herein by reference to Exhibit 3(f) of Registrant's 1987 10-K).

               3(g) - Certificate of Change of Registrant, filed on July 12, 1988. (Incorporated herein by reference to Exhibit 3(g) of Registrant's 1988 Annual Report on Form 10-K.)

               3(h) - Certificate of Amendment of Certificate of Incorporation of Registrant filed on April 17, 1989. (Incorporated herein by reference to Exhibit 3(h) to Registrant's 1989 Annual Report on Form 10-K [the "1989 10-K"].)

               3(i) - Registrant's By-Laws adopted June 1, 1976, as amended through the date of this Report. (Incorporated herein by reference to Exhibit 3(d) to Registrant's 1985 Annual Report on Form 10-K.)

               10(a) - Registrant's 1991 Employee Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10(a) to Registrant's 1991 Annual Report on Form 10-K (the "1991 10-K".)

               10(b) - Form of Stock Option Agreement under Registrant's 1991 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10(b) to Registrant's 1991 10-K.)

               10(c) - Registrant's 1991 Directors' Stock Option Plan. (Incorporated herein by reference to Exhibit 10(c) to Registrant's 1991 10-K.)

               10(d) - Form of Stock Option Agreement under the Registrant's 1991 Directors Stock Option Plan. (Incorporated herein by reference to Exhibit 10(d) to Registrant's 1991 10-K.)

               10(e) - Stock Option Agreement, dated as of June 20, 1990, between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10(g) to Registrant's 1990 Annual Report on Form 10-K (the "1990 10-K".)

               10(f) - Stock Option Agreement, dated as of July 25, 1990 between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10(q) to Registrant's 1990 10-K.)

               10(g) - Agreement between Carsen Group Inc. and Olympus America, Inc., dated April 1, 1994. (Incorporated by reference to Exhibit 10(g) to Registrant's 1994 Annual Report on Form 10-K (the "1994 10-K".)

               10(h) - Form of Registrant's Common Stock Purchase Warrants dated December 27, 1988. (Incorporated herein by reference to Exhibit 10(t) to Registrant's 1989 10-K.)

               10(i) - Form of Registrant's Common Stock Purchase Warrants dated July 14, 1989. (Incorporated herein by reference to Exhibit 10(w) to Registrant's 1989 10-K.)

                10(j) - Loan Agreement dated as of October 29, 1993 among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated herein by reference to Exhibit 10(v) of Registrant's 1993 10-K.)

               10(k) - Agreement between Cantel Industries, Inc. and Jenoptik Technologie GmbH, dated May 1, 1994. (Incorporated herein by reference to
Exhibit 10(q) of Registrant's 1994 10-K.)

               10(l) - Stock Option Agreement, dated as of February 3, 1994, between the Registrant and Darwin C. Dornbush. (At page 60 of sequentially numbered copy.)

               10(m) - Stock Option Agreement, dated as of December 15, 1994, between the Registrant and Robert L. Barbanell. (At page 66 of sequentially numbered copy.)

               10(n) - Amendment to Loan Agreement, dated as of August 28, 1995, among Registrant, Carsen Group Inc. and National Bank of Canada. (At page 72 of sequentially numbered copy.)

               11 - Computation of Earnings per Share Data. (At page 88 of sequentially numbered copy.)

               22 - Subsidiaries of Registrant. (At page 90 of sequentially numbered copy.)

               24 - Consent of Ernst & Young LLP. (At page 91 of sequentially numbered copy.)

               27 - Financial Data Schedule. (At page 92 of sequentially numbered copy.)


         (b)   REPORTS ON FORM 8-K:  None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CANTEL INDUSTRIES, INC.

Date:  October 17, 1995            By: /s/ James P. Reilly
                                      --------------------------
                                      James P. Reilly, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer
                                      and Principal Financial
                                      Officer)

                                   By: /s/ Craig A. Sheldon
                                      --------------------------
                                      Craig A. Sheldon, Vice
                                      President and Controller
                                      (Chief Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker                    Date:  October 17, 1995
-------------------------------
Charles M. Diker, a Director
and Chairman of the Board

/s/ James P. Reilly                     Date:  October 17, 1995
-------------------------------
James P. Reilly, a Director
and President

/s/ Robert L. Barbanell                 Date:  October 17, 1995
-------------------------------
Robert L. Barbanell, a Director

/s/ Richard L. Bloch                    Date:  October 17, 1995
-------------------------------
Richard L. Bloch, a Director

/s/ Darwin C. Dornbush                  Date:  October 17, 1995
-------------------------------
Darwin C. Dornbush, a Director

/s/ Alan J. Hirschfield                 Date:  October 17, 1995
-------------------------------
Alan J. Hirschfield, a Director

/s/ Morris W. Offit                     Date:  October 17, 1995
-------------------------------
Morris W. Offit, a Director

/s/ Bruce Slovin                        Date:  October 17, 1995
-------------------------------
Bruce Slovin, a Director

                   C A N T E L   I N D U S T R I E S,  I N C.



                        CONSOLIDATED FINANCIAL STATEMENTS








                                  JULY 31, 1995

                             CANTEL INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS


                          July 31, 1995, 1994 and 1993





                                    CONTENTS





Report of Independent Auditors . . . . . . . . . . . . . . . . . . . .    1

Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . .    2
Consolidated Statements of Operations. . . . . . . . . . . . . . . . .    3
Consolidated Statements of Changes in Stockholders' Equity . . . . . .    4
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . .    6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .    7

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Cantel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Cantel Industries, Inc. as of July 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Industries, Inc. at July 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              ERNST & YOUNG LLP

Princeton, New Jersey
September 20, 1995

                             CANTEL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                (Dollar Amounts in Thousands, Except Share Data)

                                                              July 31,
                                                      1995            1994
                                                      -----------------------
ASSETS
Current assets:
  Cash                                                $   520         $   521
  Accounts receivable, net of allowance for
    doubtful accounts of $34 in 1995 and
    $52 in 1994                                         7,961           4,710
  Inventories (Notes 2 and 3)                           7,232           7,122
  Prepaid expenses and other current assets               303             424
                                                      -------         -------
Total current assets                                   16,016          12,777

Property and equipment, at cost (Note 2):
  Furniture and equipment                               1,135           1,069
  Leasehold improvements                                  634             593
                                                      -------         -------
                                                        1,769           1,662
  Less accumulated depreciation and amortization        1,289           1,152
                                                      -------         -------
                                                          480             510
Other assets, including goodwill of $167 in
  1995 and $166 in 1994 (Note 2)                          903             828
                                                      -------         -------
                                                      $17,399         $14,115
                                                      -------         -------
                                                      -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 3,147         $ 2,458
  Compensation payable                                    849             690
  Other accrued expenses                                  493             458
  Income taxes payable (Note 6)                           364             824
                                                      -------         -------
Total current liabilities                               4,853           4,430

Long-term debt (Note 5)                                 6,087           4,327
Deferred income taxes (Note 6)                             91              63
Deferred compensation (Note 7)                              -             107
Commitments and contingencies (Note 7)


Stockholders' equity (Note 8):
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                -               -
  Common Stock, $.10 par value per share;
    authorized 7,500,000 shares; issued and
    outstanding, 1995 - 2,768,193 shares;
    1994 - 2,735,128 shares                               277             274
  Additional capital                                    8,539           8,477
  Accumulated deficit                                  (1,187)         (2,188)
  Cumulative foreign currency translation
    adjustment (Note 2)                                (1,261)         (1,375)
                                                      -------         -------
Total stockholders' equity                              6,368           5,188
                                                      -------         -------
                                                      $17,399         $14,115
                                                      -------         -------
                                                      -------         -------



See accompanying notes.

                             CANTEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              (Dollar Amounts in Thousands, Except Per Share Data)


                                                       Year Ended July 31,
                                                    1995      1994      1993
                                                  ---------------------------

Net sales                                         $31,079   $29,349   $28,633
Cost of sales                                      21,056    19,790    19,557
                                                  -------   -------   -------
Gross profit                                       10,023     9,559     9,076

Expenses:
  Shipping and warehouse                              786       719       755
  Selling                                           4,265     4,016     4,014
  General and administrative                        2,491     2,223     2,875
                                                  -------   -------   -------
Total operating expenses                            7,542     6,958     7,644
                                                  -------   -------   -------
Income from continuing operations
  before interest expense, income
  taxes and extraordinary gain                      2,481     2,601     1,432

Interest expense (Notes 5 and 6)                      479       301       184
                                                  -------   -------   -------

Income from continuing operations
  before income taxes and
  extraordinary gain                                2,002     2,300     1,248

Income taxes (Note 6):
  Current                                             975     1,044     1,135
  Deferred                                             26        10        25
                                                  -------   -------   -------
Total income taxes                                  1,001     1,054     1,160
                                                  -------   -------   -------
Income from continuing operations
  before extraordinary gain                         1,001     1,246        88

Loss from discontinued operations (Note 4)              -       (94)      (24)
Income on disposal of discontinued
  operations (Note 4)                                   -       656         -
                                                  -------   -------   -------
Net income before extraordinary gain                1,001     1,808        64
Extraordinary gain on extinguishment
  of debt (Note 5)                                      -     1,211         -
                                                  -------   -------   -------
Net income                                          1,001     3,019        64

Dividends on preferred stocks (Notes 2 and 8)           -       314     1,185
                                                  -------   -------   -------
Net income (loss) attributable to
  common stock                                    $ 1,001   $ 2,705   $(1,121)
                                                  -------   -------   -------
                                                  -------   -------   -------

Earnings per common share (Note 2):
  Primary:
    Continuing operations                         $  0.32   $  0.31   $ (0.54)
    Discontinued operations                             -      0.19     (0.01)
    Extraordinary gain on
      extinguishment of debt                            -      0.40         -
                                                  -------   -------   -------
  Net income (loss)                               $  0.32   $  0.90   $ (0.55)
                                                  -------   -------   -------
                                                  -------   -------   -------

  Fully diluted:
    Continuing operations                         $  0.32   $  0.31   $ (0.34)
    Discontinued operations                             -      0.18     (0.01)
    Extraordinary gain on
      extinguishment of debt                            -      0.40         -
                                                  -------   -------   -------
  Net income (loss)                               $  0.32   $  0.89   $ (0.35)
                                                  -------   -------   -------
                                                  -------   -------   -------



See accompanying notes.

                             CANTEL INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                (Dollar Amounts in Thousands, except share data)

                    Years Ended July 31, 1995, 1994 and 1993


                                                      Preferred Stock
                                              ------------------------------       Common
                                                Series A        Series B            Stock
                                              --------------  --------------    --------------
                                              Number          Number            Number
                                                of              of                of
                                              Shares  Amount  Shares  Amount    Shares  Amount
                                              ------------------------------------------------

Balance, July 31, 1992                         1,000    $1    200,000   $200   1,864,199  $186
  Issuance of stock dividend of
    Series B Preferred Stock (Note 8)                          10,000     10
  Conversion of Series B Preferred Stock
    into Common Stock (Note 8)                               (210,000)  (210)    600,000    60
  Exercise of options into Common Stock                                            1,702     1
  Translation loss
  Net income
  Cash dividends payable (Note 8)
  Imputed dividends on Series A and
    Series B Preferred Stocks (Note 8)
                                              ------------------------------------------------
Balance, July 31, 1993                         1,000     1        -       -    2,465,901   247
  Repurchase and redemption of Series A
    Preferred Stock (Note 8)                  (1,000)   (1)                      133,950    13
  Exercise of options and warrants into
    Common Stock                                                                 135,277    14
  Translation loss
  Net income
  Cash dividends payable (Note 8)
  Imputed dividends on Series A Preferred
    Stock (Note 8)
                                              ------------------------------------------------
Balance, July 31, 1994                           -       -        -       -    2,735,128   274
  Exercise of options into
    Common Stock                                                                  33,065     3
  Expense related to grant of
    non-employee options
  Translation gain
  Net income
                                              ------------------------------------------------
Balance, July 31, 1995                           -       -        -       -    2,768,193  $277
                                              ------------------------------------------------
                                              ------------------------------------------------



See accompanying notes.


                                                                 Continued......

                             CANTEL INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                (Dollar Amounts in Thousands, except share data)

                    Years Ended July 31, 1995, 1994 and 1993


                                                                     Cumulative
                                                                       Foreign
                                                                       Currency       Total
                                           Additional   Accumulated   Translation  Stockholders'
                                             Capital      Deficit     Adjustment      Equity
                                              --------------------------------------------------

Balance, July 31, 1992                        $10,212     $(6,989)   $  (460)        $3,150
  Issuance of stock dividend of
    Series B Preferred Stock (Note 8)              90        (100)                        -
  Conversion of Series B Preferred Stock
    into Common Stock (Note 8)                    150                                     -
  Exercise of options into Common Stock                                                  1
  Translation loss                                                      (476)          (476)
  Net income                                                   64                        64
  Cash dividends payable (Note 8)                            (218)                     (218)
  Imputed dividends on Series A and
    Series B Preferred Stocks (Note 8)            867        (867)                        -
                                              --------------------------------------------------
Balance, July 31, 1993                         11,319      (8,110)      (936)         2,521
  Repurchase and redemption of Series A
    Preferred Stock (Note 8)                   (3,256)      3,217                       (27)
  Exercise of options and warrants into
    Common Stock                                  209                                   223
  Translation loss                                                      (439)          (439)
  Net income                                                3,019                     3,019
  Cash dividends payable (Note 8)                            (109)                     (109)
  Imputed dividends on Series A Preferred
    Stock (Note 8)                                205        (205)                        -
                                              --------------------------------------------------
Balance, July 31, 1994                          8,477      (2,188)    (1,375)         5,188
  Exercise of options into
    Common Stock                                   56                                    59
  Expense related to grant of
    non-employee options                            6                                     6
  Translation gain                                                       114            114
  Net income                                                1,001                     1,001
                                              --------------------------------------------------
Balance, July 31, 1995                        $ 8,539     $(1,187)   $(1,261)        $6,368
                                              --------------------------------------------------
                                              --------------------------------------------------



See accompanying notes.

                             CANTEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              (Dollar Amounts in Thousands, except per share data)


                                                          YEAR ENDED JULY 31,
                                                        1995      1994     1993
                                                     --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                    $ 1,001   $ 1,246   $   88
Adjustments to reconcile income from continuing
  operations to net cash (used in) provided by
  operating activities:
    Discontinued operations                                -       (94)     (24)
    Depreciation and amortization of continuing
      operations                                         136       124      133
    Depreciation and amortization of discontinued
      operations                                           -        13       39
    Deferred income taxes                                 26        10       23
    Imputed interest                                      21        37       47
    Changes in assets and liabilities:
      Accounts receivable                             (3,251)      615      811
      Inventories                                       (110)      (53)     (13)
      Prepaid expenses and other current assets          121       (99)      48
      Accounts payable and accrued expenses              888      (545)    (590)
      Income taxes payable                              (460)      150      377
                                                     --------------------------
Net cash (used in) provided by operating
  activities                                          (1,628)    1,404      939
                                                     --------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Additions of property and equipment of continuing
  operations                                             (79)      (58)     (72)
Additions of property and equipment of discontinued
  operations                                               -        (4)     (10)
Cash provided by discontinued operations                   -        88    1,475
Proceeds from sale of discontinued operations              -     2,613        -
Other, net                                                20      (509)    (457)
                                                     --------------------------
Net cash (used in) provided by investing
  activities                                             (59)    2,130      936
                                                     --------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                          15,079    14,103        -
Repayment of long-term debt                          (13,319)  (18,320)  (1,339)
Repurchase of Series A Preferred Stock                     -      (207)       -
Expenses associated with extinguishment of debt            -       (33)       -
Deferred compensation payments                          (133)     (134)    (135)
Proceeds from exercise of stock options
  and warrants                                            59       223        -
                                                     --------------------------
Net cash provided by (used in) financing
  activities                                           1,686    (4,368)  (1,474)
                                                     --------------------------


(Decrease) increase in cash                               (1)     (834)     401
Cash at beginning of year                                521     1,355      954
                                                     --------------------------
Cash at end of year                                  $   520   $   521  $ 1,355
                                                     --------------------------
                                                     --------------------------


See accompanying notes.

                             CANTEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended July 31, 1995, 1994 and 1993



1.  BUSINESS DESCRIPTION

Cantel Industries, Inc. ("Cantel") and its wholly-owned Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary") (collectively known as the "Company") are engaged in the marketing, distribution and service of scientific products and consumer products in Canada. On October 29, 1993, the Company consummated the sale of all of the assets and transferred certain liabilities of its Charvoz Seating Division ("Seating Division"), and the results of the Seating Division have been presented as a discontinued operation, as described in Note 4.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cantel Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

Assets and liabilities of Carsen are translated into United States dollars at year-end exchange rates; income and expenses are translated using average exchange rates during the year. The cumulative effect of the translation of the subsidiary's financial statements is presented as a separate component of stockholders' equity. Foreign exchange gains and losses related to the purchase of inventories are included in cost of sales. Non-cash foreign exchange losses resulting from translating Carsen's United States dollar denominated loans into Canadian dollars at the period-end exchange rate through October 29, 1993 are included in general and administrative expenses ($103,000 and $499,000 for the years ended July 31, 1994 and 1993, respectively).

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization are provided on either the declining-balance or straight-line methods over the estimated useful lives of the assets.

OTHER ASSETS

Inventories of sales samples and medical loaners available for customers, which have not turned over within one year, are included in other assets and are carried at the lower of cost or net realizable value.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "ACCOUNTING FOR INCOME TAXES". SFAS No. 109 requires an asset and liability approach to accounting for income taxes and establishes less restrictive criteria for recognizing deferred tax assets. Deferred income tax assets and liabilities arise from differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax balances are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received. Deferred income taxes are provided with respect to items of income and expense which enter into the determination of taxable income in years other than those in which they are recognized for financial reporting purposes.

No income taxes have been provided on the undistributed earnings ($8,433,000 at July 31, 1995) of Carsen since the Company does not intend to repatriate such earnings unless no additional United States taxes would result upon such repatriation.

GOODWILL

Goodwill with respect to Carsen is not being amortized since, in the opinion of management, there has been no diminution of value since acquisition prior to l970. The carrying value of the goodwill is reviewed if the facts and circumstances suggest that it may be permanently impaired. Such review is based upon the undiscounted expected future operating profit derived from such business. In the event such result is less than the carrying value of the goodwill, the carrying value of the goodwill is reduced to an amount that reflects the expected future benefit.

EARNINGS PER COMMON SHARE

Primary earnings per common share are computed based upon the weighted average number of common shares outstanding during the year plus common stock equivalents where dilutive. Primary earnings per common share for fiscal 1994 and 1993 have been calculated reflecting imputed dividends on the Series A and B Preferred Stocks aggregating $205,000 and $867,000, respectively. Fiscal 1994 and 1993 also reflect cash dividends of $109,000 and $218,000, respectively, on the Series A Preferred Stock and fiscal 1993 includes a Series B Preferred Stock Dividend of $100,000.

Fully diluted earnings per common share are computed on the assumption that the weighted average number of common shares outstanding during the year was further increased by the exercise of those stock options and warrants for which the
year-end market price of Common Stock exceeded the average market price.   Fully
diluted earnings per share for fiscal 1993 was computed reflecting imputed dividends of $715,000 and cash dividends of $218,000 on the Series A Preferred Stock and the assumed conversion, as of August 1, 1992, of the Series B Preferred Stock into an aggregate of 600,000 shares of Common Stock. Fully diluted earnings per share for 1994 was computed reflecting imputed dividends of $205,000 and cash dividends of $109,000 on the Series A Preferred Stock.

The following average shares were used for the computation of primary and fully diluted earnings per share:

                                  Year Ended July 31,
                             1995        1994        1993
                           ---------------------------------

         Primary           3,142,339   3,011,226   2,033,080
                           ---------------------------------
                           ---------------------------------

         Fully Diluted     3,145,536   3,054,858   2,465,400
                           ---------------------------------
                           ---------------------------------


RECLASSIFICATIONS

Certain reclassifications have been made in the accompanying financial statements for the years ended July 31, 1994 and 1993 to conform to the presentation for the year ended July 31, 1995.

3.  INVENTORIES

A summary of inventories is as follows:

                                       July 31,
                                 1995          1994
                              ------------------------

         Parts                $1,148,000    $1,298,000
         Samples               1,685,000     1,713,000
         Finished Goods        4,399,000     4,111,000
                              ------------------------
         Total                $7,232,000    $7,122,000
                              ------------------------
                              ------------------------



4.  DISCONTINUED OPERATIONS

On October 29, 1993, the Company consummated the sale of all of the assets and transferred certain liabilities of its Seating Division to the German manufacturer of the seating products for $2,809,000. The Company received $2,659,000 in cash and a $150,000 promissory note of the purchaser of the Seating Division (included in accounts receivable). The promissory note was paid in October 1994. An additional contingent payment of up to $150,000 could become due on the 90th day following the end of the calendar year 1995, dependent upon the operating results of the Seating Division.

5.  FINANCING ARRANGEMENTS

Simultaneous with the sale of its Seating Division, the Company paid in full its then outstanding United States bank debt of $1,300,000 plus accrued interest and refinanced the Company's Canadian credit facility with a Canadian bank. The remaining deferred interest benefit of $1,211,000 arising from the Company's 1991 Debt Restructuring with its lending banks and subordinated debenture holders was recognized as an extraordinary gain on extinguishment of debt.
Since October 29, 1993, the Company's interest expense reflects a market rate of interest on its borrowings.

A summary of the Company's long-term debt is as follows:

                                           July 31,
                                      1995         1994
                                   -----------------------

    Revolving credit facility      $6,087,000   $4,327,000
                                   -----------------------
                                   -----------------------

The revolving credit facility entered into during fiscal 1994, as amended, is comprised of a $7,500,000 revolving credit facility to the Company's Canadian subsidiary. The maximum borrowing availability under this facility decreases annually over a three year period commencing January 1, 1996 and must be paid in full no later than December 31, 1998. The Company is permitted to borrow an amount up to (i) 75%- 85% of certain eligible accounts receivable, depending on the customer, and (ii) 50% of qualifying inventory, depending on the type of goods in inventory; however, any trade letters of credit issued under this facility will reduce the maximum available borrowings by 50% of the amount of such trade letters of credit, while any standby letters of credit, including the $500,000 letter of credit issued to Olympus America Inc. during November 1993, reduces the maximum available borrowings by the full amount of such standby letters of credit. The Company has the right to borrow funds under this facility in either United States dollars or Canadian dollars, a portion of which may be in the form of bankers acceptances. The borrowings outstanding at July 31, 1995 and 1994 are in Canadian dollars. United States dollar borrowings bear interest at .5% above the lender's United States base rate, and Canadian dollar borrowings bear interest at .75% above the lender's Canadian prime rate. The lender's Canadian prime rate was 8.25% at July 31, 1995. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. Borrowings under this facility are guaranteed by Cantel and are secured by substantially all assets of the Company's Canadian subsidiary and require the subsidiary to meet certain financial covenants, including a minimum working capital ratio, a minimum interest coverage ratio, a maximum debt to tangible net worth ratio, and an annual limitation on capital expenditures.

6.  INCOME TAXES

During fiscal 1994, Carsen received notice of reassessment for federal and provincial income taxes and withholding taxes from Revenue Canada for the taxable years 1990 through 1992. This notice was based upon the disallowance as a deduction for income tax purposes and treatment as a taxable dividend, of all of the payments made to Cantel by Carsen during this period with respect to a purchasing fee charged by Cantel for negotiating certain distribution agreements on behalf of Carsen.

The Company disagrees with the position of Revenue Canada and is pursuing its available remedies. However, the Company recorded a charge of $413,000 in its income tax provision for the year ended July 31, 1993, which represents management's estimated cost to settle this matter as well as related provincial income taxes for the period. In addition, the Company provided interest charges of approximately $34,000 and $120,000 in fiscal 1994 and 1993, respectively, which represents interest on the federal and provincial income taxes and withholding taxes. Such provisions approximated the full amount of the reassessment for the federal and provincial income and withholding taxes and the related interest thereon. The federal and provincial income taxes and the withholding taxes and related interest thereon have been paid under protest.

Deferred income taxes recorded in the consolidated balance sheet at July 31, 1995 and 1994 include deferred tax assets related to net operating loss carryforwards of $3,668,000 and $3,545,000, respectively, which have been fully offset by valuation allowances, and deferred tax liabilities related to the use of accelerated methods of depreciation for income tax purposes of $91,000 and $63,000, respectively. The valuation allowances have been established equal to the full amount of the deferred tax assets, as the Company was not assured at July 31, 1995 and 1994, that it is more likely than not that a benefit will be realized.

For financial statement and domestic tax reporting purposes, the Company has net operating loss carryforwards of approximately $10,789,000 at July 31, 1995, which expire through July 31, 2010. The net operating loss carryforwards presented are based upon the tax returns as filed and are subject to examination by the Internal Revenue Service.


The provision for income taxes consists of the following:

                                Year Ended July 31,
                1995                   1994                  1993
         ---------------------------------------------------------------
          Current  Deferred      Current  Deferred     Current  Deferred
         ---------------------------------------------------------------

United
States   $ 14,000  $     -    $    2,000  $     -    $   63,000  $     -

Canada    961,000   26,000     1,042,000   10,000     1,072,000   25,000
         ---------------------------------------------------------------

Total    $975,000  $26,000    $1,044,000  $10,000    $1,135,000  $25,000
         ---------------------------------------------------------------
         ---------------------------------------------------------------

The components of income (loss) from continuing operations before income taxes are as follows:

                              Year Ended July 31,
                       1995          1994           1993
                    ---------------------------------------

    United States   $ (278,000)   $  (52,000)    $ (149,000)
    Canada           2,280,000     2,352,000      1,397,000
                    ---------------------------------------
    Total           $2,002,000    $2,300,000     $1,248,000
                    ---------------------------------------
                    ---------------------------------------

The effective rate on continuing operations differs from the U.S. statutory rate (34%) due to the following:

                                                 Year Ended July 31,
                                            1995         1994        1993
                                        -----------------------------------

Expected statutory tax expense          $  680,000   $  782,000  $  424,000
Canadian dividend withholding taxes         12,000            -      57,000
Canadian tax reassessment                        -            -     413,000
Differential attributable to
  Canadian operations                      212,000      252,000     199,000
Benefit not recognized on domestic
  operating losses                          95,000       18,000      61,000
U.S. state and local taxes                   2,000        2,000       6,000
                                        -----------------------------------
Total                                   $1,001,000   $1,054,000  $1,160,000
                                        -----------------------------------
                                        -----------------------------------


7.  COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

Aggregate future minimum rental commitments at July 31, l995 under operating leases for warehouse and office space are approximately $645,000 through the year ended July 31, 2000.

Rent expense aggregated $210,000, $187,000 and $160,000 for the years ended July 31, 1995, 1994 and 1993, respectively.

FOREIGN EXCHANGE CONTRACTS

The Company's Canadian subsidiary enters into foreign exchange forward contracts to purchase United States dollars to hedge against currency fluctuations affecting purchases of inventory. Total commitments for such forward contracts amounted to $9,000,000 at July 31, 1995, and cover projected purchases of inventory through December 1995. The fair value of such contracts at July 31, 1995, based upon current market quotes for contracts with similar terms, approximated the carrying value of such contracts.

DISTRIBUTION AGREEMENT

The majority of the Company's sales of scientific products and consumer products are made under a distribution agreement with Olympus America Inc. ("Olympus"). The distribution agreement, which expires in March 1998, imposes minimum purchase and service obligations upon the Company and restricts the Company from selling products competitive with those covered by the agreement and gives the Company the exclusive right to distribute the covered Olympus products in Canada.

Subject to an allowance of a 10% shortfall from the minimum purchase requirements in certain situations, Olympus has the right to terminate the agreement with respect to each product group (defined in the agreement as medical instruments, precision instruments, industrial technology equipment and consumer products) for which the Company has failed to meet the minimum purchase requirements. If the Company fails to meet such requirements for both precision instruments and industrial technology equipment, or for medical instruments, then Olympus has the right to terminate the entire agreement. Olympus may also terminate the agreement if the Company breaches certain other obligations and requirements under the agreement, or if the Company fails to meet any Olympus credit requirements for sale on open account and does not provide Olympus with a letter of credit to secure the Company's payment obligations after demand by Olympus. The Company has delivered to Olympus a letter of credit to secure payment of the Company's first $500,000 of monthly purchases.

DEFERRED COMPENSATION

Under an agreement with a former officer and director, the Company is obligated to make payments on a monthly basis through April 1996, subject to cost of living increases. The individual will receive approximately $105,000 in fiscal 1996. The Company has recorded a liability for the present value of these obligations.

8.  STOCKHOLDERS' EQUITY

In connection with the Company's 1991 Debt Restructuring with its lending banks and Subordinated Debenture holders, the Company issued shares of Series A and Series B Preferred Stocks.

The Series A Preferred Stock, which was redeemed on October 29, 1993, had a $6,000 per share liquidation preference and was senior to the Company's Common Stock with respect to dividend and liquidation preference. Quarterly dividends of $90 per share were due for the period from February 1, 1993 through the date the stock was redeemed. Dividends were imputed at a rate of approximately 23% on the Series A Preferred Stock from the date of issuance to the date of redemption.

On October 29, 1993, the Company redeemed all 1,000 issued and outstanding shares of the Series A Preferred Stock which were owned by the Company's lending banks, including any rights the banks may have had to receive warrants and/or dividends thereunder, for a cash payment of $200,000, the assignment of the $150,000 note of the purchaser of the Seating Division, which was paid in October 1994, and the assignment of 50% of the contingent payment of up to $150,000 which could become due on the 90th day following the end of the calendar year 1995, dependent upon the operating results of the Seating

Division.  The banks also received 133,950 shares of the Company's Common Stock.

Series B Preferred Stock had a $10 per share liquidation preference and was senior to the Company's Common Stock with respect to dividend and liquidation preference. The holders of the Series B Preferred Stock had the option to convert such stock into the Company's Common Stock at a rate of exchange determined by dividing the liquidation value of the Series B Preferred Stock by the market price of the Common Stock. Dividends were imputed at a rate of approximately 19% on the Series B Preferred Stock from the date of issuance through the date of conversion.

During January 1993, the Company issued 10,000 shares of Series B Preferred Stock valued at $100,000, which shares represented 5% of the liquidation preference of the outstanding Series B Preferred Stock, as a dividend to the holders of such stock. During April 1993, all 210,000 outstanding shares of the Series B Preferred Stock were converted into an aggregate of 600,000 shares of Common Stock at a conversion rate of $3.50 per share.

At July 31, 1995 and 1994, respectively, there was an aggregate of 239,164 warrants outstanding to purchase shares of Common Stock at $1.50 per share.

The Company's 1991 Employee Stock Option Plan provides for the granting of options to employees to purchase up to 250,000 shares of the Company's Common Stock through January 2, 2001. Options under this plan are granted at no less than 100% of the market price at the time of the grant, and become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. At July 31, 1995, 164,125 shares were available for grant under this plan.

The Company's 1991 Directors' Stock Option Plan provides for the granting of options to directors to purchase up to 200,000 shares of its Common Stock. Options under this plan may be granted to directors only. Under the plan, options to purchase 1,000 shares are granted annually on the last business day of the Company's fiscal year to each member of the Company's Board of Directors. The annual options are exercisable, as to 50% of the number of shares, on the first anniversary of the grant of such options and are exercisable for the balance of such shares on the second anniversary of the grant of such options. On a quarterly basis, options to purchase 500 shares are granted to each member of the Company's Board, except for employees or officers of the Company, in attendance at that quarter's Board of Directors meeting. The quarterly options are exercisable immediately.

The exercise price of each option is the fair market value on the date the option is granted. At July 31, 1995, 56,000 shares were available for grant under this plan.

A summary of stock option activity follows:

                                                       July 31,
                                            1995         1994         1993
                                          ---------------------------------

Outstanding at beginning of year          428,940      458,940      456,165
  Granted                                  83,500       60,000       45,500
  Cancelled                               (12,000)     (43,750)     (36,600)
  Exercised                               (40,000)     (46,250)      (6,125)
                                          ---------------------------------
Outstanding at end of year                460,440      428,940      458,940
                                          ---------------------------------
                                          ---------------------------------

Exercisable at end of year                385,065      375,690      369,440
                                          ---------------------------------
                                          ---------------------------------

Average price of options outstanding        $2.98        $2.65        $2.34
                                          ---------------------------------
                                          ---------------------------------


9.  PROFIT SHARING PLAN

Carsen has a profit-sharing plan for the benefit of eligible employees. Contributions by Carsen are discretionary and aggregate contributions are limited in any year to the amount allowable as a deduction in computing taxable income.

Operations were charged for contributions under the Carsen plan aggregating $53,000, $40,000 and $39,000 for the years ended July 31, 1995, 1994 and 1993, respectively.

10.  SUPPLEMENTAL INCOME STATEMENT AND CASH FLOW INFORMATION

Advertising costs charged to expenses were $340,000, $441,000 and $530,000 for the years ended July 31, 1995, 1994 and 1993, respectively.

Interest paid was $460,000, $434,000 and $43,000 for the years ended July 31, 1995, 1994 and 1993, respectively.

Federal, state and foreign income tax payments were $949,000, $835,000 and $772,000 for the years ended July 31, 1995, 1994 and 1993, respectively.

11.  INFORMATION AS TO OPERATIONS IN DIFFERENT INDUSTRIES AND
     FOREIGN AND DOMESTIC OPERATIONS

The Company is engaged in the marketing, distribution and service of scientific products and consumer products in Canada.

The scientific products distributed by the Company consist of medical instruments, including flexible and rigid endoscopes, endoscope washers/disinfectors and air cleaning equipment, surgical equipment and related accessories that are sold to hospitals; precision instruments, including microscopes and related accessories that are sold to educational institutions, hospitals and government and industrial laboratories; and industrial technology equipment, including borescopes, fiberscopes, video image scopes, laser distance measurement and thermal imaging products and on-line optical inspection and quality assurance systems, that are sold primarily to large industrial companies.

The consumer products distributed by the Company consist of photographic and optical equipment, including cameras, binoculars, slide projectors and screens, light meters, darkroom equipment and supplies, camera luggage, and other photographic products and accessories. The Company also distributes hand-held dictation equipment and two lines of paper shredders. The consumer products are distributed mostly to major department stores, large retail store chains, independent retailers and cooperative buying groups.

(a) Information as to continuing operations in different industries is summarized below:

                                           Year Ended July 31,
                                    1995          1994          1993
                                ---------------------------------------

Net sales from continuing
  operations:
  Scientific products:
    Medical instruments         $15,912,000   $13,754,000   $13,147,000
    Precision instruments         3,086,000     2,512,000     2,345,000
    Industrial technology
      equipment                   1,925,000     1,765,000     1,597,000
    Product service               4,030,000     4,059,000     3,827,000
  Consumer products               6,126,000     7,259,000     7,717,000
                                ---------------------------------------
Total                           $31,079,000   $29,349,000   $28,633,000
                                ---------------------------------------
                                ---------------------------------------

Operating income (loss) from
 continuing operations:
  Scientific products:
    Medical instruments         $ 2,595,000   $ 2,289,000   $ 1,981,000
    Precision instruments           122,000       116,000       129,000
    Industrial technology
      equipment                     (15,000)       85,000       177,000
    Product service               1,247,000     1,210,000     1,186,000
  Consumer products                (662,000)     (309,000)     (571,000)
                                ---------------------------------------
Total                             3,287,000     3,391,000     2,902,000


General corporate expenses         (806,000)     (790,000)   (1,470,000)
Interest expense                   (479,000)     (301,000)     (184,000)
                                ---------------------------------------
Income from continuing
  operations before income
  taxes and extraordinary
  gain                          $ 2,002,000   $ 2,300,000   $ 1,248,000
                                ---------------------------------------
                                ---------------------------------------

                                           Year Ended July 31,
                                    1995          1994          1993
                                ---------------------------------------

Identifiable assets:
  Scientific products:
    Medical instruments         $ 8,706,000   $ 5,718,000   $ 6,303,000
    Precision instruments         2,412,000     2,346,000     2,248,000
    Industrial technology
      equipment                   1,390,000       797,000       604,000
    Product service               1,500,000     1,564,000     1,486,000
  Consumer products               2,664,000     2,722,000     2,955,000
                                ---------------------------------------
                                 16,672,000    13,147,000    13,596,000
  General corporate                 727,000       968,000     1,680,000
  Discontinued operations                 -             -     2,204,000
                                ---------------------------------------
Total                           $17,399,000   $14,115,000   $17,480,000
                                ---------------------------------------
                                ---------------------------------------


Capital expenditures:
  Scientific products:
    Medical instruments         $    38,000   $    22,000   $    30,000
    Precision instruments             7,000         4,000         5,000
    Industrial technology
      equipment                       4,000         3,000         4,000
    Product service                  10,000         7,000         9,000
  Consumer products                  14,000        12,000        17,000
  General corporate                   6,000        10,000         7,000
                                ---------------------------------------
Total from continuing operations     79,000        58,000        72,000
Discontinued operations                   -         4,000        10,000
                                ---------------------------------------
Total                           $    79,000   $    62,000   $    82,000
                                ---------------------------------------
                                ---------------------------------------


Depreciation and amortization:
  Scientific products:
    Medical instruments         $    68,000   $    57,000   $    56,000
    Precision instruments            13,000        10,000        10,000
    Industrial technology
      equipment                       8,000         7,000         6,000
    Product service                  17,000        17,000        26,000
  Consumer products                  26,000        29,000        34,000
  General corporate                   4,000         4,000         1,000
                                ---------------------------------------
Total from continuing operations    136,000       124,000       133,000
Discontinued operations                   -        13,000        39,000
                                ---------------------------------------
Total                           $   136,000   $   137,000   $   172,000
                                ---------------------------------------
                                ---------------------------------------

(b) Information as to geographic area is summarized below:



                                           Year Ended July 31,
                                    1995          1994          1993
                               ---------------------------------------


Net sales from continuing
 operations:
   United States               $    52,000   $         -   $         -
   Canada                       31,027,000    29,349,000    28,633,000
                               ---------------------------------------
Total                          $31,079,000   $29,349,000   $28,633,000
                               ---------------------------------------
                               ---------------------------------------


Operating income from
 continuing operations:
   United States               $    30,000   $    32,000   $         -
   Canada                        3,257,000     3,359,000     2,902,000
                               ---------------------------------------
Total                          $ 3,287,000   $ 3,391,000   $ 2,902,000
                               ---------------------------------------
                               ---------------------------------------


Total assets:
   United States               $   152,000   $   349,000   $ 2,458,000
   Canada                       17,247,000    13,766,000    15,022,000
                               ---------------------------------------
Total                          $17,399,000   $14,115,000   $17,480,000
                               ---------------------------------------
                               ---------------------------------------

                             CANTEL INDUSTRIES, INC.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years Ended July 31, 1995, 1994 and 1993




     COLUMN A         COLUMN B      COLUMN C      COLUMN D      COLUMN E
------------------------------------------------------------------------

                     BALANCE AT                                BALANCE
                     BEGINNING                                 AT END
                     OF PERIOD      ADDITIONS     DEDUCTIONS   OF PERIOD
                     ---------------------------------------------------


Allowance for
doubtful accounts:


  Year ended
  July 31, 1995      $ 52,000       $ 8,000       $ 26,000      $34,000
                     ---------------------------------------------------
                     ---------------------------------------------------


  Year ended
  July 31, 1994      $ 54,000       $26,000       $ 28,000      $52,000
                     ---------------------------------------------------
                     ---------------------------------------------------


  Year ended
  July 31, 1993      $124,000       $41,000       $111,000      $54,000
                     ---------------------------------------------------
                     ---------------------------------------------------