Form 10-Q
period 1995-10-31
CANTEL INDUSTRIES INC
filed 1995-12-15
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    Form 10-Q


        / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended October 31, 1995.



                                       or



        /   /   Transition Report pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934
For the transition period from       to      .
                               -----    -----

                        Commission file number:   0-6132


                             CANTEL INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                    22-1760285
-------------------------------              ----------------------------
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)                   identification no.)


1135 Broad Street, Clifton, New Jersey                                   07013
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

               Registrant's telephone number, including area code
                                 (201) 470-8700
                                 --------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.       Yes   X      No
                                             -----       -----

Number of shares of Common Stock outstanding as of December 12, 1995: 2,768,193

                         PART I - FINANCIAL INFORMATION


                             CANTEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS (NOTE 1)
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                     October 31,     July 31,
                                                       1995            1995
                                                    ------------   ------------
ASSETS
Current assets:
  Cash                                                $   376         $   520
  Accounts receivable, net                              4,632           7,961
  Inventories                                           7,952           7,232
  Prepaid expenses and other current assets             1,024             303
                                                      -------         -------
Total current assets                                   13,984          16,016

Property and equipment, at cost:
  Furniture and equipment                                 841           1,135
  Leasehold improvements                                  479             634
                                                      -------         -------
                                                        1,320           1,769
  Less accumulated depreciation and amortization          867           1,289
                                                      -------         -------
                                                          453             480
Other assets                                            1,000             903
                                                      -------         -------
                                                      $15,437         $17,399
                                                      -------         -------
                                                      -------         -------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 2,330         $ 3,147
  Compensation payable                                    688             849
  Other accrued expenses                                  490             493
  Income taxes payable                                      -             364
                                                      -------         -------
Total current liabilities                               3,508           4,853

Long-term debt                                          5,279           6,087
Deferred income taxes                                      96              91



Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                -               -
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding October 31 -
    2,768,193 shares; July 31 - 2,768,193 shares          277             277
  Additional capital                                    8,539           8,539
  Accumulated deficit                                  (1,100)         (1,187)
  Cumulative foreign currency translation adjustment   (1,162)         (1,261)
                                                      -------         -------
Total stockholders' equity                              6,554           6,368
                                                      -------         -------
                                                      $15,437         $17,399
                                                      -------         -------
                                                      -------         -------

See accompanying notes.

                             CANTEL INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                             Three Months Ended
                                                 October 31,
                                                1995         1994
                                             -------      -------

Net sales                                    $ 5,429      $ 6,313
Cost of sales                                  3,755        4,361
                                             -------      -------
Gross profit                                   1,674        1,952

Expenses:
  Shipping and warehouse                         193          190
  Selling                                        933          915
  General and administrative                     648          587
                                             -------      -------
Total operating expenses                       1,774        1,692
                                             -------      -------
Income (loss) from continuing operations
  before interest expense and income
  taxes                                         (100)         260

Interest expense                                  13           95
                                             -------      -------

Income (loss) from continuing operations
  before income taxes                           (113)         165

Income taxes                                    (200)         104
                                             -------      -------

Net income                                   $    87      $    61
                                             -------      -------
                                             -------      -------

Earnings per common share:
  Primary                                    $  0.03      $  0.02
                                             -------      -------
                                             -------      -------

  Fully diluted                              $  0.03      $  0.02
                                             -------      -------
                                             -------      -------

See accompanying notes.

                             CANTEL INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                          (Dollar Amounts in Thousands)
                                   (Unaudited)


                                                        Three Months Ended
                                                            October 31,
                                                        1995          1994
                                                      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                       $   87        $   61
Adjustments to reconcile income from continuing
  operations to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                           38            30
    Imputed interest                                         3             7
    Deferred income taxes                                    5             -
    Changes in assets and liabilities:
      Accounts receivable                                3,329           586
      Inventories                                         (720)            9
      Prepaid expenses and other current assets           (721)          (96)
      Accounts payable and accrued expenses               (951)       (1,003)
      Income taxes payable                                (364)         (824)
                                                        ------        ------
Net cash provided by (used in) operating activities        706        (1,230)
                                                        ------        ------


CASH FLOWS FROM INVESTING ACTIVITIES
Net disposals (additions) to property and equipment          7           (40)
Other, net                                                 (16)           46
                                                        ------        ------
Net cash (used in) provided by investing activities         (9)            6
                                                        ------        ------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                             4,244         4,049
Repayment of long-term debt                             (5,052)       (3,204)
Deferred compensation payments                             (33)          (32)
                                                        ------        ------
Net cash (used in) provided by financing activities       (841)          813
                                                        ------        ------


Decrease in cash                                          (144)         (411)
Cash at beginning of period                                520           521
                                                        ------        ------
Cash at end of period                                   $  376        $  110
                                                        ------        ------
                                                        ------        ------

See accompanying notes.

                             CANTEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in Cantel Industries, Inc.'s ("Company") Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

     The unaudited interim financial statements reflect all adjustments which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The condensed consolidated balance sheet at July 31, 1995 was derived from the audited consolidated balance sheet at that date.


Note 2.   INCOME TAXES

     Income taxes primarily consist of foreign income taxes provided on the Company's Canadian operations. For the three months ended October 31, 1995, income taxes include a benefit resulting from the loss from continuing operations before income taxes at an effective rate of 43.9%, as well as a recovery of prior years' federal and provincial income taxes and withholding taxes. The effective tax rate on Canadian operations was 44.4% for the three months ended October 31, 1994.

     The recovery of prior years' federal and provincial income taxes and withholding taxes related to a notice of reassessment received by the Company's Canadian subsidiary during fiscal 1994, which notice was based upon the disallowance as a deduction for income tax purposes and treatment as a taxable dividend, of all of the payments made to Cantel by the Canadian subsidiary during the taxable years 1990 to 1992 with respect to a purchasing fee charged by Cantel for negotiating certain distribution agreements on behalf of the Canadian subsidiary. In prior years, the Company recorded the full amount of the reassessment, which aggregated approximately $413,000, in its provision for income taxes, and the related interest, of approximately $154,000, as interest expense. During the three months ended October 31, 1994, the full amount of the reassessment, including interest, was paid under protest. During the three months ended October 31, 1995, the Company negotiated a settlement with Revenue Canada which resulted in the recovery of federal and provincial income taxes and withholding taxes of approximately $175,000 and interest of approximately $98,000. This tax refund has not yet been received by the Company.


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

     The following average shares were used for the computation of primary and fully diluted earnings per share (see Exhibit 11 for computation of Earnings per Share):

                           Three months ended
                              October 31,
                            1995        1994
                         ---------   ---------
Primary                  3,264,307   3,146,534
                         ---------   ---------
                         ---------   ---------

Fully diluted            3,290,399   3,146,534
                         ---------   ---------
                         ---------   ---------


Note 4.   FINANCING ARRANGEMENTS

     The revolving credit facility entered into during fiscal 1994, as amended, is comprised of a $7,500,000 revolving credit facility to the Company's Canadian subsidiary. The maximum borrowing availability under this facility decreases annually over a three year period commencing January 1, 1996 and must be paid in full no later than December 31, 1998. The Company is permitted to borrow an amount up to (i) 75%-85% of certain eligible accounts receivable, depending on the customer, and (ii) 50% of qualifying inventory, depending on the type of goods in inventory; however, any trade letters of credit issued under this facility will reduce the maximum available borrowings by 50% of the amount of such trade letters of credit, while any standby letters of credit, including the $500,000 letter of credit issued to Olympus America Inc. during November 1993, reduces the maximum available borrowings by the full amount of such standby letters of credit. The Company has the right to borrow funds under this facility in either United States dollars or Canadian dollars, a portion of which may be in the form of bankers acceptances. The borrowings outstanding at October 31, 1995 and July 31, 1995 are in Canadian dollars. United States dollar borrowings bear interest at .5% above the lender's United States base rate, and Canadian dollar borrowings bear interest at .75% above the lender's Canadian prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. Borrowings under this facility are guaranteed by Cantel and secured by substantially all assets of the Company's Canadian subsidiary and require the subsidiary to meet certain financial covenants, including a minimum working capital ratio, a minimum interest coverage ratio, a maximum debt to tangible net worth ratio, and an annual limitation on capital expenditures.


Note 5.   PROPOSED ACQUISITION OF MEDIVATORS, INC.

     On November 14, 1995, the Company entered into an Agreement and Plan of Merger which provides for the Company's acquisition of MediVators, Inc. ("MediVators") through a merger transaction. Upon consummation of the proposed merger, MediVators will be a wholly-owned subsidiary of the Company and the stockholders of MediVators will own approximately a 26.5% equity interest in Cantel (without giving effect to outstanding options and warrants to acquire stock of Cantel or MediVators). The transaction will be treated as a pooling of interests for accounting purposes.

     MediVators is a public company which designs, manufactures and markets infection control equipment and supplies used for disinfecting flexible endoscopes and medical waste disposal equipment. MediVators is currently a supplier of endoscope washers/disinfectors to the Company.

     The merger is subject to, among other things, the approval of the Company's stockholders and MediVators' stockholders. No assurance can be given that such conditions will be satisfied or that the merger will be consummated.

     In connection with the proposed merger, the Company has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, which has not yet been declared effective, which will cover the issuance of the Company's Common shares to the stockholders of MediVators in exchange for shares of MediVators common stock. The issuance of shares of the Company's stock in the merger will be made only by means of the prospectus included in the Registration Statement.

     Historical financial information for MediVators' fiscal years ended December 31, 1994, 1993 and 1992 is as follows:

                           1994          1993          1992
                           ----          ----          ----
Total assets            $4,313,000    $3,430,000    $4,393,000
Total stockholders'
  equity                $3,558,000    $2,936,000    $3,976,000
Net sales               $3,310,000    $2,888,000    $2,014,000
Net loss from
  continuing
  operations            $ (736,000)  $(1,570,000)  $(1,059,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF CONTINUING OPERATIONS

     The results of continuing operations described hereafter reflect, for the most part, those results of the Company's wholly-owned Canadian subsidiary, Carsen Group Inc. There was no significant impact upon the Company's results of operations for the three months ended October 31, 1995, as compared to the three months ended October 31, 1994, as a result of translating Canadian dollars into United States dollars. In order to further analyze the results of operations, certain comparisons will be presented in Canadian dollars as well as United States dollars. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

     Net sales in Canadian dollars decreased by $1,268,000, or 14.8%, to $7,304,000 for the three months ended October 31, 1995, from $8,572,000 for the three months ended October 31, 1994; when translated into United States dollars, the net sales decreased by $884,000, or 14.0%, to $5,429,000 for the three months ended October 31, 1995, from $6,313,000 for the three months ended October 31, 1994. This decrease was principally attributable to the decreased sales of the Consumer Products Division resulting from lower demand for product, primarily attributable to the loss of national account business. The Company is in the process of addressing current market conditions by restructuring this division's sales functions and marketing strategies. Partially offsetting the decreased sales of the Consumer Products Division were increased sales in the Scientific Products segment, principally within the Precision Instruments and Industrial Technology Divisions. These sales increases resulted from increased demand for new products such as the Olympus B-Max microscope, the restructuring of the sales functions and the implementation of new marketing strategies in these divisions, and increases in selling prices for certain products.

     Gross profit in Canadian dollars decreased by $406,000, or 15.3%, to $2,250,000 for the three months ended October 31, 1995, from $2,656,000 for the three months ended October 31, 1994; when translated into United States dollars, the gross profit decreased by $278,000, or 14.2%, to $1,674,000 for the three months ended October 31, 1995, from $1,952,000 for the three months ended October 31, 1994. The gross profit decreased as a percentage of net sales to 30.8% for the three months ended October 31, 1995, from 30.9% for the three months ended October 31, 1994. The lower gross profit margin for the first quarter of fiscal 1996 is principally attributable to price increases from a major supplier, of which only a portion was passed along to customers; this decrease was partially offset by an increase in gross margin attributable to the decreased sales of the Consumer Products Division which generally have lower profit margins.

     Shipping and warehouse expenses as a percentage of net sales increased to 3.6% for the three months ended October 31, 1995, from 3.0% for the three months ended October 31, 1994. This percentage increase was principally attributable to the decrease in sales, since most of the expenses in this category are of a fixed nature.

     Selling expenses as a percentage of net sales were 17.2% for the three months ended October 31, 1995, as compared with 14.5% for the three months ended October 31, 1994. This percentage increase was principally attributable to the decrease in sales and an increase in the number of sales personnel.

     General and administrative expenses increased by $61,000 to $648,000 for the three months ended October 31, 1995 from $587,000 for the three months ended October 31, 1994. This increase primarily reflects professional fees related to the proposed acquisition of MediVators, Inc.

     Interest expense decreased to $13,000 for the three months ended October 31, 1995, as compared with $95,000 for the three months ended October 31, 1994. This decrease is due to a recovery of interest of approximately $98,000 related to the tax reassessments described in Note 2 to the Condensed Consolidated Financial Statements, partially offset by an increase in interest expense attributable to an increase in interest rates and an increase in average borrowings under the Canadian revolver.

     Income (loss) from continuing operations before income taxes decreased by $278,000 to a loss of $113,000 for the three months ended October 31, 1995 from income of $165,000 for the three months ended October 31, 1994.

     Income taxes represent taxes recoverable on the Company's Canadian operations for the three months ended October 31, 1995, as well as a recovery of taxes related to the tax reassessment described in Note 2 to the Condensed Consolidated Financial Statements, and taxes imposed on the Canadian operations for the three months ended October 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1995, the Company's working capital was $10,476,000, as compared with $11,163,000 at July 31, 1995. This decrease primarily reflects a reduction in accounts receivable, partially offset by increases in inventories and other current assets, including income tax receivables and prepaid income taxes of approximately $685,000, and a decrease in current liabilities. Long-term debt decreased from $6,087,000 at July 31, 1995 to $5,279,000 at October 31, 1995.

     Net cash provided by operating activities was $706,000 for the three months ended October 31, 1995, as compared with net cash used in operating activities of $1,230,000 for the three months ended October 31, 1994. This change was primarily due to a decrease in accounts receivable, partially offset by increases in inventories and other current assets, including income tax receivables and prepaid income taxes, and decreases in current liabilities. Net cash used in investing activities was $9,000 for the three months ended October 31, 1995, as compared with net cash provided by investing activities of $6,000 for the three months ended October 31, 1994. Net cash used in financing activities was $841,000 for the three months ended October 31, 1995, as compared with net cash provided by financing activities of $813,000 for the three months ended October 31, 1994. This change principally reflects borrowings and repayments under the revolving credit facility.

     The revolving credit facility entered into during fiscal 1994, as amended, is comprised of a $7,500,000 revolving credit facility to the Company's Canadian subsidiary. The maximum borrowing availability under this facility decreases annually over a three year period commencing January 1, 1996 and must be paid in full no later than December 31, 1998. The Company is permitted to borrow an amount up to (i) 75%-85% of certain eligible accounts receivable, depending on the customer, and (ii) 50% of qualifying inventory, depending on the type of goods in inventory; however, any trade letters of credit issued under this facility will reduce the maximum available borrowings by 50% of the amount of such trade letters of credit, while any standby letters of credit, including the $500,000 letter of credit issued to Olympus America Inc. during November 1993, reduces the maximum available borrowings by the full amount of such standby letters of credit. The Company has the right to borrow funds under this facility in either United States dollars or Canadian dollars, a portion of which may be in the form of bankers acceptances. The borrowings outstanding at October 31, 1995 and July 31, 1995 are in Canadian dollars. United States dollar borrowings bear interest at .5% above the lender's United States base rate, and Canadian dollar borrowings bear interest at .75% above the lender's Canadian prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. Borrowings under this facility are guaranteed by Cantel and secured by substantially all assets of the Company's Canadian subsidiary and require the subsidiary to meet certain financial covenants, including a minimum working capital ratio, a minimum interest coverage ratio, a maximum debt to tangible net worth ratio, and an annual limitation on capital expenditures.

     A decrease in the value of the Canadian dollar against the United States dollar could adversely affect the Company because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such adverse currency fluctuations could also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars. Under the credit facility, as amended, the Company's Canadian subsidiary has a foreign exchange hedging arrangement of up to $15,000,000 (U.S. dollars) which could be used to minimize future adverse currency fluctuations as they relate to purchases of inventories.

     The Company's Canadian subsidiary has forward exchange contracts at October 31, 1995 aggregating $7,500,000 (United States dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent the Canadian subsidiary's projected purchases of inventories through February 29, 1996.

     The average exchange rate of the contracts open at October 31, 1995 was $1.3648 Canadian dollar per United States dollar, or $.7327 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on December 12, 1995, was $1.3774 Canadian dollar per United States dollar, or $.7260 United States dollar per Canadian dollar.

     The Company believes that its anticipated cash flow from operations and the funds available under the credit facility will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future. At December 12, 1995, $1,673,000 was available under the credit facility.

     Inflation has not significantly impacted the Company's operations.

                           PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There was no submission of matters to a vote during the quarter ended October 31, 1995.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11, Computation of Earnings Per Share
               Exhibit 27, Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended October 31, 1995.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CANTEL INDUSTRIES, INC.

Date:  December 14, 1995      By: /s/ James P. Reilly
                                  ------------------------------------
                                  James P. Reilly, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer
                                  and Principal Financial Officer)



                              By: /s/ Craig A. Sheldon
                                  ------------------------------------
                                  Craig A. Sheldon, Vice
                                  President and Controller
                                  (Chief Accounting Officer)

                                   EXHIBIT 11

                             CANTEL INDUSTRIES, INC.

                        COMPUTATION OF EARNINGS PER SHARE



                                                     Three Months Ended
                                                         October 31,
                                                      1995          1994
                                                    ---------     ---------

           PRIMARY

Weighted average number of shares outstanding       2,768,193     2,735,128


Dilutive effect of options and warrants
  using the treasury stock method and
  average market price for the period                 496,114       411,406

                                                    ---------     ---------

Weighted average number of shares and
  common stock equivalents                          3,264,307     3,146,534
                                                    ---------     ---------
                                                    ---------     ---------


Net income                                          $  87,000     $  61,000
                                                    ---------     ---------
                                                    ---------     ---------


Net income per common share                             $0.03         $0.02
                                                    ---------     ---------
                                                    ---------     ---------

                                   EXHIBIT 11

                             CANTEL INDUSTRIES, INC.

                        COMPUTATION OF EARNINGS PER SHARE



                                                     Three Months Ended
                                                         October 31,
                                                      1995          1994
                                                    ---------     ---------

           FULLY DILUTED

Weighted average number of shares outstanding       2,768,193     2,735,128


Dilutive effect of options and warrants
  using the treasury stock method and the
  higher of the period end or average market
  price for the period                                522,206       411,406

                                                    ---------     ---------

Weighted average number of shares and
  common stock equivalents                          3,290,399     3,146,534
                                                    ---------     ---------
                                                    ---------     ---------


Net income                                          $  87,000     $  61,000
                                                    ---------     ---------
                                                    ---------     ---------


Net income per common share                             $0.03         $0.02
                                                    ---------     ---------
                                                    ---------     ---------