Form 10-Q
period 1996-01-31
CANTEL INDUSTRIES INC
filed 1996-03-13
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    Form 10-Q


        / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended January 31, 1996.



                                       or



        /   /   Transition Report pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934
For the transition period from _____ to _____.


                        Commission file number:   0-6132


                             CANTEL INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         22-1760285
-------------------------------                   ----------------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                          identification no.)


1135 Broad Street, Clifton, New Jersey                                07013
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

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

Number of shares of Common Stock outstanding as of February 29, 1996: 2,770,693

                         PART I - FINANCIAL INFORMATION


                             CANTEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS (NOTE 1)
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)






                                                     January 31,      July 31,
                                                       1996            1995
                                                     -----------    -----------
ASSETS
Current assets:
  Cash                                                $   236         $   520
  Accounts receivable, net                              4,692           7,961
  Inventories                                           7,377           7,232
  Prepaid expenses and other current assets               658             303
                                                      -------         -------
Total current assets                                   12,963          16,016

Property and equipment, at cost:
  Furniture and equipment                                 838           1,135
  Leasehold improvements                                  474             634
                                                      -------         -------
                                                        1,312           1,769
  Less accumulated depreciation and amortization          875           1,289
                                                      -------         -------
                                                          437             480
Other assets                                              941             903
                                                      -------         -------
                                                      $14,341         $17,399
                                                      -------         -------
                                                      -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 2,109         $ 3,147
  Compensation payable                                    697             849
  Other accrued expenses                                  425             493
  Income taxes payable                                      -             364
                                                      -------         -------
Total current liabilities                               3,231           4,853

Long-term debt                                          4,441           6,087
Deferred income taxes                                      98              91



Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                -               -
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding January 31 -
    2,770,693 shares; July 31 - 2,768,193 shares          277             277
  Additional capital                                    8,546           8,539
  Accumulated deficit                                    (933)         (1,187)
  Cumulative foreign currency translation adjustment   (1,319)         (1,261)
                                                      -------         -------
Total stockholders' equity                              6,571           6,368
                                                      -------         -------
                                                      $14,341         $17,399
                                                      -------         -------
                                                      -------         -------

See accompanying notes.

                             CANTEL INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (NOTE 1) (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)




                                      Three Months Ended   Six Months Ended
                                           January 31,         January 31,
                                          1996      1995      1996      1995
                                       -------   -------   -------   -------
Revenues:
  Product sales                        $ 5,767   $ 7,558   $10,317   $12,779
  Product service                        1,009       880     1,888     1,972
                                       -------   -------   -------   -------
Total net revenues                       6,776     8,438    12,205    14,751
                                       -------   -------   -------   -------
Cost of sales:
  Product sales                          3,864     5,148     7,043     8,824
  Product service                          661       577     1,237     1,262
                                       -------   -------   -------   -------
Total cost of sales                      4,525     5,725     8,280    10,086
                                       -------   -------   -------   -------
Gross profit                             2,251     2,713     3,925     4,665

Expenses:
  Shipping and warehouse                   186       200       379       390
  Selling                                1,034     1,177     1,967     2,092
  General and administrative               556       601     1,204     1,188
                                       -------   -------   -------   -------
Total operating expenses                 1,776     1,978     3,550     3,670
                                       -------   -------   -------   -------
Income from operations before
  interest expense and income
  taxes                                    475       735       375       995

Interest expense                           107       118       120       213
                                       -------   -------   -------   -------

Income before income taxes                 368       617       255       782

Income taxes                               201       313         1       417
                                       -------   -------   -------   -------

Net income                             $   167   $   304   $   254   $   365
                                       -------   -------   -------   -------
                                       -------   -------   -------   -------

Earnings per common share (Note 3):
  Primary                              $  0.05   $  0.10   $  0.08   $  0.12
                                       -------   -------   -------   -------
                                       -------   -------   -------   -------

  Fully diluted                        $  0.05   $  0.10   $  0.08   $  0.12
                                       -------   -------   -------   -------
                                       -------   -------   -------   -------



See accompanying notes.

                             CANTEL INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                          (Dollar Amounts in Thousands)
                                   (Unaudited)





                                                           Six Months Ended
                                                                January 31,
                                                           1996          1995
                                                        ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $  254        $  365
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                           75            73
    Imputed interest                                         4            12
    Deferred income taxes                                    7             -
    Changes in assets and liabilities:
      Accounts receivable                                3,269          (542)
      Inventories                                         (145)         (300)
      Prepaid expenses and other current assets           (355)           98
      Accounts payable and accrued expenses             (1,199)          323
      Income taxes payable                                (364)         (786)
                                                        -------       -------
Net cash provided by (used in) operating activities      1,546          (757)
                                                        -------       -------


CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment                     (9)          (62)
Other, net                                                (119)          (99)
                                                        -------       -------
Net cash used in investing activities                     (128)         (161)
                                                        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                             8,539         8,110
Repayment of long-term debt                            (10,185)       (7,463)
Proceeds from exercise of stock options                      7            42
Deferred compensation payments                             (63)          (64)
                                                        -------       -------
Net cash (used in) provided by financing activities     (1,702)          625
                                                        -------       -------


Decrease in cash                                          (284)         (293)
Cash at beginning of period                                520           521
                                                        -------       -------
Cash at end of period                                   $  236        $  228
                                                        ------        ------
                                                        ------        ------


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


Note 2.   INCOME TAXES

     Income taxes primarily consist of foreign income taxes provided on the Company's Canadian operations. For the six months ended January 31, 1996, income taxes include taxes on income at an effective rate of 43.9%, as well as a recovery of prior years' federal and provincial income taxes and withholding taxes. The effective tax rate on Canadian operations was 44.5% for the six months ended January 31, 1995.

     The recovery of prior years' federal and provincial income taxes and withholding taxes related to a notice of reassessment received by the Company's Canadian subsidiary during fiscal 1994, which notice was based upon the disallowance as a deduction for income tax purposes and treatment as a taxable dividend, of all of the payments made to Cantel by the Canadian subsidiary during the taxable years 1990 to 1992 with respect to a purchasing fee charged by Cantel for negotiating certain distribution agreements on behalf of the Canadian subsidiary. In prior years, the Company recorded the full amount of the reassessment, which aggregated approximately $413,000, in its provision for income taxes, and the related interest, of approximately $154,000, as interest expense. During the three months ended October 31, 1994, the full amount of the reassessment, including interest, was paid under protest. During the three months ended October 31, 1995, the Company negotiated a settlement with Revenue Canada which resulted in the recovery of federal and provincial income taxes and withholding taxes of approximately $182,000 and interest of approximately $103,000. Of these amounts, approximately $218,000 has been received to date.


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

     The following average shares were used for the computation of primary and fully diluted earnings per share (see Exhibit 11 for computation of Earnings per Share):

                          For the                  For the
                      three months ended        six months ended
                        January 31,               January 31,
                      1996        1995          1996        1995
                   ---------   ---------     ---------   ---------
Primary            3,301,898   3,075,351     3,282,541   3,117,987
                   ---------   ---------     ---------   ---------
                   ---------   ---------     ---------   ---------
Fully diluted      3,307,255   3,083,099     3,303,463   3,117,987
                   ---------   ---------     ---------   ---------
                   ---------   ---------     ---------   ---------

Note 4.   FINANCING ARRANGEMENTS

     The revolving credit facility entered into during fiscal 1994, as amended, is comprised of a $7,500,000 revolving credit facility to the Company's Canadian subsidiary. The maximum borrowing availability under this facility decreases annually over a three year period commencing January 1, 1996 and must be paid in full no later than December 31, 1998. Pursuant to the terms of the facility, the maximum borrowing availability decreased to $6,500,000 effective January 1, 1996. The Company has submitted a request to the bank that the borrowing availability remain at $7,500,000 for the duration of the agreement; presently, the Company is waiting for approval from the bank regarding this request. The Company is permitted to borrow an amount up to

(i) 75%-85% of certain eligible accounts receivable, depending on the customer, and (ii) 50% of qualifying inventory, depending on the type of goods in inventory; however, any trade letters of credit issued under this facility will reduce the maximum available borrowings by 50% of the amount of such trade letters of credit, while any standby letters of credit, including the $500,000 letter of credit issued to Olympus America Inc. during November 1993, reduces the maximum available borrowings by the full amount of such standby letters of credit. The Company has the right to borrow funds under this facility in either United States dollars or Canadian dollars, a portion of which may be in the form of bankers acceptances. The borrowings outstanding at January 31, 1996 and July 31, 1995 are in Canadian dollars. United States dollar borrowings bear interest at .5% above the lender's United States base rate, and Canadian dollar borrowings bear interest at .75% above the lender's Canadian prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. Borrowings under this facility are guaranteed by Cantel and secured by substantially all assets of the Company's Canadian subsidiary and require the subsidiary to meet certain financial covenants, including a minimum working capital ratio, a minimum interest coverage ratio, a maximum debt to tangible net worth ratio, and an annual limitation on capital expenditures.


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

     MediVators is a public company which designs, manufactures and markets infection control equipment and supplies used for disinfecting flexible endoscopes and medical waste disposal equipment. MediVators is currently a supplier of endoscope disinfection equipment to the Company.

     The merger was approved by the Company's stockholders and MediVators' stockholders on March 12, 1996, and is expected to be consummated within ten days following the stockholders' approval.

     In connection with the proposed merger, the Company has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, which was declared effective on February 8,

1996, which covers the issuance of the Company's common shares to the stockholders of MediVators in exchange for shares of MediVators common stock. The issuance of shares of the Company's stock in the merger will be made only by means of the prospectus included in the Registration Statement.


     Historical financial information for MediVators is as follows:

                                                     Nine Months
                  Fiscal Year Ended December 31,        Ended
               ------------------------------------ September  30,
                  1994         1993         1992          1995
                  ----         ----         ----     -------------
Total assets   $4,313,000   $3,430,000   $4,393,000   $2,644,000
Total
 stockholders'
 equity        $3,558,000   $2,936,000   $3,976,000   $2,094,000
Net sales      $3,310,000   $2,888,000   $2,014,000   $2,334,000
Net loss from
  continuing
  operations   $ (736,000) $(1,570,000) $(1,059,000) $(1,567,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF CONTINUING OPERATIONS

     The results of continuing operations described hereafter reflect, for the most part, those results of the Company's wholly-owned Canadian subsidiary, Carsen Group Inc. There was no significant impact upon the Company's results of operations for the six months ended January 31, 1996, as compared to the six months ended January 31, 1995, as a result of translating Canadian dollars into United States dollars. In order to further analyze the results of operations, certain comparisons will be presented in Canadian dollars as well as United States dollars. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

     Net revenues in Canadian dollars decreased by $2,497,000, or 21.3%, to $9,204,000 for the three months ended January 31, 1996, from $11,701,000 for the three months ended January 31, 1995; however, when translated into United States dollars, the net revenues decreased by $1,662,000, or 19.7%, to $6,776,000 for the three months ended January 31, 1996, from $8,438,000 for the three months ended January 31, 1995. Net revenues in Canadian dollars decreased by $3,764,000, or 18.6%, to $16,509,000 for the six months ended January 31, 1996 from $20,273,000 for the six months ended January 31, 1995; however, when translated into United States dollars, the net revenues decreased by $2,546,000, or 17.3%, to $12,205,000 for the six months ended January 31, 1996, from $14,751,000 for the six months ended January 31, 1995. These decreases were principally attributable to the decreased sales of the Consumer Products Division and the Medical Instruments Division, offset in part by increased sales in the Industrial Technology Division, the Product Service Division for the three months ended January 31, 1996 and the Precision Instruments Division for the six months ended January 31, 1996. The decreased sales of the Consumer Products Division resulted from lower demand for product, primarily attributable to the loss of national account business. The Company is restructuring this division's sales functions and marketing strategies in order to address current market conditions. The decreased sales of the Medical Instruments Division resulted from lower demand for product. This division has been adversely impacted by certain cost control measures proposed or recently implemented by various provincial governments which may decrease or delay funding to hospitals and thereby decrease or delay hospital spending. The increased sales of the Industrial Technology Division and Precision Instruments Division resulted from increased demand for new products such as the Olympus B-Max microscope, the restructuring of the sales functions and the implementation of new marketing strategies in these divisions, and increases in selling prices of certain products. The increased sales of the Product Service Division for the three months ended January 31, 1996 resulted primarily from specific actions taken to accelerate the acceptance of quotes.

     Gross profit in Canadian dollars decreased by $695,000, or 18.5%, to $3,057,000 for the three months ended January 31, 1996, from $3,752,000 for the three months ended January 31, 1995; however, when translated into United States dollars, the gross profit decreased by $462,000, or 17.0%, to $2,251,000 for the three months ended January 31, 1996, from $2,713,000 for the three months ended January 31, 1995. Gross profit in Canadian dollars decreased by $1,101,000, or 17.2%, to $5,307,000 for the six months ended January 31, 1996, from $6,408,000 for the six months ended January 31, 1995; however, when translated into United States dollars, the gross profit decreased by $740,000, or 15.9%, to $3,925,000 for the six months ended January 31, 1996 from $4,665,000 for the six months ended January 31, 1995. The gross profit margins for the three and six month periods ended January 31, 1996 were 33.2% and 32.2%, respectively, as compared with 32.2% and 31.6% for the three and six month periods ended January 31, 1995. The higher gross profit margins are principally attributable to sales mix in all divisions, and the decreased sales of the Consumer Products Division which generally have lower profit margins. These margin increases were partially offset by price increases received from a major supplier, and for the six months ended January 31, 1996, the reduction in small labor intensive repairs in the Product Service Division, which repairs generally carry higher margins.

     Shipping and warehouse expenses as a percentage of net revenues increased to 2.7% and 3.1% for the three and six months ended January 31, 1996, from 2.4% and 2.6% for the three and six months ended January 31, 1995, respectively. These percentage increases were principally attributable to the decrease in revenues, since most of the expenses in this category are of a fixed nature.

     Selling expenses as a percentage of net revenues were 15.3% and 16.1% for the three and six months ended January 31, 1996, as compared with 13.9% and 14.2% for the three and six months ended January 31, 1995. These percentage increases were principally attributable to the decrease in revenues, even though the fixed portion of selling expenses has decreased when compared to the prior year periods.

     General and administrative expenses decreased by $45,000 to $556,000 for the three months ended January 31, 1996 from $601,000 for the three months ended January 31, 1995, primarily attributable to a reduction in personnel costs. For the six months ended January 31, 1996, general and administrative expenses increased by $16,000 to $1,204,000 from $1,188,000 for the six months ended January 31, 1995.

     Interest expense decreased to $120,000 for the six months ended January 31, 1996, as compared with $213,000 for the six months ended January 31, 1995. This decrease is due to a recovery of interest of approximately $103,000 related to the tax reassessments described in Note 2 to the Condensed Consolidated Financial Statements, partially offset by an increase in interest expense attributable primarily to an increase in average borrowings under the Canadian revolver.

     Income from continuing operations before income taxes decreased by $527,000 to $255,000 for the six months ended January 31, 1996 from $782,000 for the six months ended January 31, 1995.

     Income taxes represent taxes imposed on the Company's Canadian operations for the six months ended January 31, 1996, as well as a recovery of taxes related to the tax reassessment described in Note 2 to the Condensed Consolidated Financial Statements, and taxes imposed on the Canadian operations for the six months ended January 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1996, the Company's working capital was $9,732,000, as compared with $11,163,000 at July 31, 1995. This decrease primarily reflects a decrease in accounts receivable, partially offset by increases in inventories and other current assets, including income taxes receivable and prepaid income taxes of approximately $216,000, and a decrease in current liabilities. Long-term debt decreased from $6,087,000 at July 31, 1995 to $4,441,000 at January 31, 1996.

     Net cash provided by operating activities was $1,546,000 for the six months ended January 31, 1996, as compared with net cash used in operating activities of $757,000 for the six months ended January 31, 1995. This change was primarily due to a decrease in accounts receivable, partially offset by increases in inventories and other current assets, including income taxes receivable and prepaid income taxes, and decreases in current liabilities. Net cash used in investing activities was $128,000 for the six months ended January 31, 1996, as compared with net cash used in investing activities of $161,000 for the six months ended January 31, 1995. Net cash used in financing activities was $1,702,000 for the six months ended January 31, 1996, as compared with net cash provided by financing activities of $625,000 for the six months ended January 31, 1995. This change principally reflects borrowings and repayments under the revolving credit facility.

     The revolving credit facility entered into during fiscal 1994, as amended, is comprised of a $7,500,000 revolving credit facility to the Company's Canadian subsidiary. The maximum borrowing availability under this facility decreases annually over a three year period commencing January 1, 1996 and must be paid in full no later than December 31, 1998. Pursuant to the terms of the facility, the maximum borrowing availability decreased to $6,500,000 effective January 1, 1996. The Company has submitted a request to the bank that the borrowing availability remain at $7,500,000 for the duration of the agreement; presently, the Company is waiting for approval from the bank regarding this request. The Company is permitted to borrow an amount up to (i) 75%-85% of certain eligible accounts receivable, depending on the customer, and (ii) 50% of qualifying inventory, depending on the type of goods in inventory; however, any trade letters of credit issued under this facility will reduce the maximum available borrowings by 50% of the amount of such trade letters of credit, while any standby letters of credit, including the $500,000 letter of credit issued to Olympus America Inc. during November 1993, reduces the maximum available borrowings by the full amount of such standby letters of credit. The Company has the right to borrow funds under this facility in either United States dollars or Canadian dollars, a portion of which may be in the form of bankers acceptances. The borrowings outstanding at January 31, 1996 and July 31, 1995 are in Canadian dollars. United States dollar borrowings bear interest at .5% above the lender's United States base rate, and Canadian dollar borrowings bear interest at .75% above the lender's Canadian prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. Borrowings under this facility are guaranteed by Cantel and secured by substantially all assets of the Company's Canadian subsidiary and require the subsidiary to meet certain financial covenants, including a minimum working capital ratio, a minimum interest coverage ratio, a maximum debt to tangible net worth ratio, and an annual limitation on capital expenditures.

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

     The Company's Canadian subsidiary has forward exchange contracts at January 31, 1996 aggregating $3,000,000 (United States dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represented the Canadian subsidiary's projected purchases of inventories through February 29, 1996.

     The average exchange rate of the contracts open at January 31, 1996 was $1.3409 Canadian dollar per United States dollar, or $.7458 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on March 7, 1996, was $1.3723 Canadian dollar per United States dollar, or $.7287 United States dollar per Canadian dollar.

     The Company believes that its anticipated cash flow from operations and the funds available under the credit facility will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At March 7, 1996, $1,774,000 was available under the credit facility.

     Inflation has not significantly impacted the Company's operations.

                           PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

        In late November 1995, the Company was one of 102 named defendants in the lawsuit titled "Caldwell Trucking PRP Group v. ADT Automotive, Inc. including Cantel Industries Inc." (Civ. No. 95-1690 (WGB)) brought by nine companies which settled a Comprehensive Environmental Response Compensation and Liability Act claim by the United States Government and the State of New Jersey for contribution to the remediation costs of an alleged hazardous waste site in New Jersey. The Company's time to formally respond to the complaint, which was filed in the United States District Court, District of New Jersey, is April 1, 1996. The complaint, which relates to alleged septic and/or industrial waste disposed of prior to 1984, seeks total past and future remediation costs from the 102 named defendants and prior settling companies, estimated at approximately $30 million, but does not allege any specific offense against the Company at this time. Management of the Company believes that Cantel was not engaged in the production, transportation or dumping of industrial waste at any time. Although the Company can make no estimate of what its share, if any, of this total potential exposure could be, based on its current knowledge and available information, management believes that the claim will not have a material adverse affect on the Company or its liquidity, financial condition or operating results. Furthermore, the Company believes that it has defenses to the suit and that it may have insurance covering such claims in whole or in part, and intends to vigorously defend itself in this litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There was no submission of matters to a vote during the three months ended January 31, 1996.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11, Computation of Earnings Per Share
               Exhibit 27, Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended January 31, 1996.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CANTEL INDUSTRIES, INC.

Date:  March 13, 1996          By: /s/ James P. Reilly
                                  -------------------------------
                                  James P. Reilly, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer
                                  and Principal Financial Officer)



                              By: /s/ Craig A. Sheldon
                                  -------------------------------
                                  Craig A. Sheldon, Vice
                                  President and Controller
                                  (Chief Accounting Officer)