Form 10-Q
period 1996-04-30
CANTEL INDUSTRIES INC
filed 1996-06-13
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    Form 10-Q


        / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the quarterly period ended April 30, 1996.



                                       or



        /   /   Transition Report pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934
For the transition period from _____ to _____.


                        Commission file number:   0-6132


                             CANTEL INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                   22-1760285
- -------------------------------              -------------------------
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)                  identification no.)


1135 BROAD STREET, CLIFTON, NEW JERSEY                              07013
- ---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

               Registrant's telephone number, including area code
                                 (201) 470-8700
                                 ---------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.       Yes   X      No _____
                                             -----

Number of shares of Common Stock outstanding as of June 6, 1996: 3,822,062

                         PART I - FINANCIAL INFORMATION


                             CANTEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS (NOTE 1)
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)





                                                     April 30,       July 31,
                                                     1996            1995
                                                  -----------      ----------

ASSETS
Current assets:
  Cash                                                $   573         $   799
  Accounts receivable, net                              4,886           8,371
  Inventories                                           7,935           8,506
  Prepaid expenses and other current assets               343             365
                                                      -------         -------

Total current assets                                   13,737          18,041

Property and equipment, at cost:
  Furniture and equipment                               1,817           2,091
  Leasehold improvements                                  702             839
                                                      -------         -------
                                                        2,519           2,930
  Less accumulated depreciation and amortization        1,827           2,052
                                                      -------         -------
                                                          692             878
Other assets                                            1,002             951
                                                      -------         -------
                                                      $15,431         $19,870
                                                      -------         -------
                                                      -------         -------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 1,307         $ 3,426
  Compensation payable                                    759             941
  Other accrued expenses                                  633             540
  Income taxes payable                                      -             364
                                                      -------         -------
Total current liabilities                               2,699           5,271

Long-term debt                                          4,025           6,087
Deferred income taxes                                     104              91



Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                -               -
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding April 30 -
    3,819,352 shares; July 31 - 3,765,352 shares          382             377
  Additional capital                                   16,588          16,435
  Accumulated deficit                                  (7,113)         (7,123)
  Deferred compensation                                     -              (7)
  Cumulative foreign currency translation adjustment   (1,254)         (1,261)
                                                      -------         -------
Total stockholders' equity                              8,603           8,421
                                                      -------         -------
                                                      $15,431         $19,870
                                                      -------         -------
                                                      -------         -------

See accompanying notes.

                             CANTEL INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)




                                      Three Months Ended  Nine Months Ended
                                            April 30,          April 30,
                                       1996      1995      1996      1995
                                    -------   -------   -------   -------

Revenues:
  Product sales                        $ 6,569   $ 6,082   $18,632   $20,462
  Product service                          917       954     2,807     2,936
                                       -------   -------   -------   -------
Total net revenues                       7,486     7,036    21,439    23,398
                                       -------   -------   -------   -------

Cost of sales:
  Product sales                          4,218     3,957    12,306    13,788
  Product service                          567       630     1,805     1,900
                                       -------   -------   -------   -------
Total cost of sales                      4,785     4,587    14,111    15,688
                                       -------   -------   -------   -------

Gross profit                             2,701     2,449     7,328     7,710

Expenses:
  Shipping and warehouse                   153       201       532       591
  Selling                                1,054     1,087     3,285     3,481
  General and administrative               810       782     2,357     2,463
  Research and development                  89        82       290       235
  Costs associated with the Merger         382         -       450         -
                                       -------   -------   -------   -------
Total operating expenses                 2,488     2,152     6,914     6,770
                                       -------   -------   -------   -------
Income from operations before
  interest expense and income
  taxes                                    213       297       414       940

Interest expense                            84       127       203       335
                                       -------   -------   -------   -------

Income before income taxes                 129       170       211       605

Income taxes                               200        97       201       514
                                       -------   -------   -------   -------

Net income (loss)                       $  (71)   $   73   $    10   $    91
                                       -------   -------   -------   -------
                                       -------   -------   -------   -------

Earnings (loss) per common share (Note 2):
  Primary                               $(0.02)   $ 0.02   $     -   $  0.02
                                       -------   -------   -------   -------
                                       -------   -------   -------   -------

  Fully diluted                         $(0.02)   $ 0.02   $     -   $  0.02
                                       -------   -------   -------   -------
                                       -------   -------   -------   -------



See accompanying notes.

                             CANTEL INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                          (Dollar Amounts in Thousands)
                                   (Unaudited)





                                                        Nine Months Ended
                                                             April 30,
                                                       1996          1995
                                                    ---------      --------


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   10        $   91
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                          275           314
    Imputed interest                                         5            17
    Deferred income taxes                                   13             -
    Changes in assets and liabilities:
      Accounts receivable                                3,485           341
      Inventories                                          571        (1,350)
      Prepaid expenses and other current assets             22           183
      Accounts payable and accrued expenses             (2,052)           13
      Income taxes payable                                (364)         (824)
                                                        -------       -------
Net cash provided by (used in) operating activities      1,965        (1,215)
                                                        -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment                    (48)         (202)
Other, net                                                 (78)           94
                                                        -------       -------
Net cash used in investing activities                     (126)         (108)
                                                        -------       -------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                            13,030        10,758
Repayment of long-term debt                            (15,152)      (10,292)
Repayment of note payable                                    -          (240)
Proceeds from exercise of stock options                    158            42
Deferred compensation payments                            (101)          (92)
                                                        -------       -------
Net cash (used in) provided by financing activities     (2,065)          176
                                                        -------       -------


Decrease in cash                                          (226)       (1,147)
Cash at beginning of period                                799         1,497
                                                       -------       -------
Cash at end of period                                  $   573       $   350
                                                       -------       -------
                                                       -------       -------


See accompanying notes.

                             CANTEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Industries, Inc. (the "Company") on Form 10-K for the fiscal year ended July 31, 1995, the financial statements and notes thereto of the Company's newly acquired subsidiary, MediVators, Inc. ("MediVators"), included in the Company's Current Report on Form 8-K, as amended by Form 8-K/A, dated March 15, 1996, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

     The merger of MediVators described in Note 3 (the "Merger") has been accounted for as a pooling of interests in accordance with generally accepted accounting principles. Under this accounting treatment, the assets, liabilities and stockholders' equity of MediVators have been consolidated at their historical amounts. Operating results of MediVators have been consolidated for all periods presented, and previously issued financial statements for the Company are restated as though MediVators had always been consolidated as a wholly-owned subsidiary of the Company.

     The unaudited interim financial statements reflect all adjustments which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The condensed consolidated balance sheet at July 31, 1995 was derived from the audited consolidated balance sheets of the Company and MediVators at that date.


Note 2.   EARNINGS PER COMMON SHARE

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

     The following average shares were used for the computation of primary and fully diluted earnings per share (see Exhibit 11 for computation of earnings per share):

                          For the                  For the
                     three months ended        nine months ended
                         April 30,                 April 30,
                      1996        1995          1996        1995
                   ---------   ---------     ---------   ---------

Primary            3,770,541   4,129,689     4,271,030   4,110,464
                   ---------   ---------     ---------   ---------
                   ---------   ---------     ---------   ---------

Fully diluted      3,770,541   4,166,000     4,278,376   4,152,997
                   ---------   ---------     ---------   ---------
                   ---------   ---------     ---------   ---------

     During the three months and nine months ended April 30, 1996, the Company incurred $382,000 and $450,000, respectively, in one-time costs associated with the Merger. Without the effect of these merger costs, earnings per share would have been as follows:

                     Three Months Ended        Nine Months Ended
                         April 30,                 April 30,
                      1996        1995          1996        1995
                   ---------   ---------     ---------   ---------

Primary              $ 0.07      $ 0.02        $ 0.11      $ 0.02
                   ---------   ---------     ---------   ---------
                   ---------   ---------     ---------   ---------

Fully diluted        $ 0.07      $ 0.02        $ 0.11      $ 0.02
                   ---------   ---------     ---------   ---------
                   ---------   ---------     ---------   ---------

Note 3.   ACQUISITION OF MEDIVATORS, INC.

     On March 15, 1996, the Company consummated a merger transaction pursuant to an Agreement and Plan of Merger under which MediVators became a wholly-owned subsidiary of the Company and the stockholders of MediVators received approximately a 26.5% equity interest in Cantel (without giving effect to outstanding options and warrants to acquire stock of Cantel or MediVators). The transaction has been treated as a pooling of interests for accounting purposes.

     In connection with the Merger, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, declared effective on February 8, 1996, which covered the issuance of the Company's common shares to the stockholders of MediVators in exchange for shares of MediVators common stock.

     MediVators, a public company prior to the Merger, designs, manufactures and markets infection control equipment and supplies used for disinfecting flexible endoscopes and medical waste disposal equipment. MediVators is currently a supplier of endoscope disinfection equipment to the Company and recently entered into an exclusive distribution agreement with Olympus America Inc. (see Note 4).

     Historical audited financial information for MediVators is as follows:

                                 Fiscal Year Ended July 31,
                              --------------------------------
                                    1995           1994
                                    ----           ----

Total assets                    $ 2,508,000    $ 4,307,000
Total stockholders' equity      $ 2,033,000    $ 3,698,000
Net sales                       $ 3,473,000    $ 2,950,000
Net loss                        $(1,768,000)   $(1,307,000)


Note 4.   DISTRIBUTION AGREEMENT WITH OLYMPUS AMERICA INC. -
          ENDOSCOPE DIVISION

     On March 12, 1996, MediVators entered into a distribution agreement with Olympus America Inc. - Endoscope Division ("Olympus"), a United States affiliate of Olympus Optical Co. Ltd., a Japanese corporation ("Olympus Optical"), under which MediVators has granted to Olympus exclusive distribution rights to a line of automatic endoscope disinfectors and other related products in the United States, Central and South America, the Caribbean and the West Indies (excluding Bermuda). All products sold by Olympus pursuant to the agreement bear both the Olympus and MediVators trademarks. The Olympus agreement expires on May 1, 1999, and imposes minimum purchase obligations on Olympus.


Note 5.   FINANCING ARRANGEMENTS

     The revolving credit facility entered into during fiscal 1994, as amended, is comprised of a $7,500,000 revolving credit facility to the Company's Canadian subsidiary. The maximum borrowing availability under this facility decreases to $6,500,000 on January 1, 1998 and must be paid in full no later than December 31, 1998. Pursuant to the terms of the facility, the maximum borrowing availability may be decreased at the Company's option, upon 30 days notice. The Company is permitted to borrow an amount up to (i) 75%-85% of certain eligible accounts receivable, depending on the customer, and (ii) 50% of qualifying inventory, depending on the type of goods in inventory; however, any trade letters of credit issued under this facility will reduce the maximum available borrowings by 50% of the amount of such trade letters of credit, while any standby letters of credit, including the $500,000 letter of credit issued to Olympus America Inc. during November 1993 in connection with the Canadian subsidiary's distribution agreement with Olympus America Inc., reduces the maximum available borrowings by the full amount of such standby letters of credit. The Company has the right to borrow funds under this facility in either United States dollars or Canadian dollars, a portion of which may be in the form of bankers acceptances. The borrowings outstanding at April 30, 1996 and July 31, 1995 are in Canadian dollars. United States dollar borrowings bear interest at .5% above the lender's United States base rate, and Canadian dollar borrowings bear interest at .75% above the lender's Canadian prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. Borrowings under this facility are guaranteed by Cantel and secured by substantially all assets of the Company's Canadian subsidiary and require the subsidiary to meet certain financial covenants, including a minimum working capital ratio, a minimum interest coverage ratio and a maximum debt to tangible net worth ratio.


     A revolving credit facility was entered into by MediVators on June 3, 1996 which provides a $2,000,000 revolving credit facility (see Notes 3 and 7).


Note 6.   INCOME TAXES

     Income taxes primarily consist of foreign income taxes provided on the Company's Canadian operations. For the nine months ended April 30, 1996, income taxes include taxes on income at an effective rate of 43.9%, offset by a recovery of prior years' federal and provincial income taxes and withholding taxes. The effective tax rate on Canadian operations was 41.4% for the nine months ended April 30, 1995.

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


Note 7.   SUBSEQUENT EVENTS

     (1)  FINANCING ARRANGEMENTS

          On June 3, 1996, MediVators entered into a loan and security agreement with a bank, which provides MediVators with a $2,000,000 revolving credit facility. Borrowings under this facility must be paid in full no later than December 3, 1998. MediVators is permitted to borrow an amount up to the aggregate of (i) 80% of certain eligible accounts receivable, and (ii) 50% of qualifying inventory. Borrowings bear interest at 1.5% above the lender's U.S. prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. Borrowings under this facility are guaranteed by Cantel and secured by substantially all assets of MediVators and require MediVators to meet certain financial covenants, including a minimum net worth, a minimum net income, a maximum debt to tangible net worth ratio, and an annual limitation on capital expenditures.

     (2)  PROPOSED ACQUISITION OF SURGICOT, INC.

          On May 3, 1996, the Company signed a Letter of Intent to acquire Surgicot, Inc. ("Surgicot"), a private company based in Research Triangle Park, North Carolina. The Letter of Intent provides for the Company's acquisition of Surgicot for 600,000 shares of the Company's stock and cash of $4.5 million, subject to certain adjustments.

          The proposed acquisition is subject to, among other conditions, the Company entering into a definitive merger agreement with Surgicot, due diligence, and the approval of the Boards of Directors and stockholders of the Company and Surgicot. No assurance can be given that such conditions will be satisfied or that the merger will be consummated.

          Surgicot, founded in 1992, provides healthcare institutions with cost effective products to monitor and assure the delivery of sterile products for patient and healthcare provider safety. Surgicot's product line is made up of sterility assurance and sterile specialty products used by Central Service, Operating Rooms, Infection Control and related areas in healthcare facilities. The products are available through a national distributor network in North America and in many international markets.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     The results of operations described hereafter reflect, for the most part, those results of the Company's wholly-owned Canadian subsidiary, Carsen Group Inc. and those of its newly acquired U.S. subsidiary, MediVators, Inc. ("MediVators"). There was no significant impact upon the Company's results of operations for the nine months ended April 30, 1996, as compared to the nine months ended April 30, 1995, as a result of translating Canadian dollars into United States dollars. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995, and the Current Report on Form 8-K filed on March 15, 1996, as amended by Forms 8-K/A, related to the acquisition of MediVators.

     The following table gives information as to the net sales from operations and the percentage to the total net sales accounted for by each operating segment of the Company.
                         Three Months Ended              Nine Months Ended
                             April 30,                      April 30,
                   ---------------------------   ------------------------------
                        1996           1995            1996            1995
                   ---------------------------   ------------------------------
                      $      %       $      %       $       %       $       %
                   ------  ----   ------  ----   -------  -----  -------  -----
Medical, Infection
Control and Scientific
Products:
  Medical and
    Infection Control
    Products       $4,097  54.7   $3,555  50.5   $11,050  51.5   $11,904  50.9
  Scientific
    Products        1,746  23.3    1,597  22.7     4,663  21.8     3,978  17.0
  Product Service     917  12.3      954  13.6     2,807  13.1     2,936  12.5
Consumer Products     726   9.7      930  13.2     2,919  13.6     4,580  19.6
                   ------ -----   ------ -----   ------- -----   ------- -----
                   $7,486 100.0   $7,036 100.0   $21,439 100.0   $23,398 100.0
                   ------ -----   ------ -----   ------- -----   ------- -----
                   ------ -----   ------ -----   ------- -----   ------- -----


     Net revenues increased by $450,000, or 6.4%, to $7,486,000 for the three months ended April 30, 1996, from $7,036,000 for the three months ended April 30, 1995. Net revenues decreased by $1,959,000, or 8.4%, to $21,439,000 for the nine months ended April 30, 1996 from $23,398,000 for the nine months ended April 30, 1995. The decrease for the nine months ended April 30, 1996 was principally attributable to the decreased sales of the Medical and Infection Control Products and Consumer Products segments offset in part by increased sales of the Scientific Products segment. The increase for the three months ended April 30, 1996 was principally attributable to the increased sales of the Medical and Infection Control segment, offset in part by the decreased sales of the Consumer Products segment.

     The decreased sales of the Medical and Infection Control Products segment for the nine months ended April 30, 1996 was primarily attributable to a decrease in demand for medical products, offset in part by an increase in demand for infection control products. The increased sales for the three months ended April 30, 1996 were attributable to an increase in demand for infection control products. The sale of medical equipment has been adversely impacted in Canada by certain cost control measures implemented by various provincial governments which has decreased or delayed funding to hospitals, thereby reducing hospital spending for capital equipment.

     The increased sales of the Scientific Products segment for the nine months ended April 30, 1996, resulted from increased demand for new products, such as the Olympus B-Max microscope, the restructuring of the sales functions and the implementation of new marketing strategies, as well as increases in selling prices of certain products.

     The decreased sales of the Consumer Products segment resulted from lower demand for product, primarily attributable to the loss of national account business. The Company is restructuring the sales functions and marketing strategies in order to address current market conditions.

     Gross profit increased by $252,000, or 10.3%, to $2,701,000 for the three months ended April 30, 1996, from $2,449,000 for the three months ended April 30, 1995. Gross profit decreased by $382,000, or 5.0%, to $7,328,000 for the nine months ended April 30, 1996, from $7,710,000 for the nine months ended April 30, 1995. The gross profit margins for the three and nine month periods ended April 30, 1996 were 36.1% and 34.2%, respectively, as compared with 34.8% and 33.0% for the three and nine month periods ended April 30, 1995. The higher gross profit margins are principally attributable to sales mix in all divisions, the decreased sales of the Consumer Products Division which generally have lower profit margins, and a more efficient method of repairing endoscopes, offset by price increases received from a major supplier which could not be entirely passed on through higher selling prices.

     Shipping and warehouse expenses as a percentage of net revenues were 2.0% and 2.5% for the three and nine months ended April 30, 1996, as compared with 2.9% and 2.5% for the three and nine months ended April 30, 1995, respectively. The percentage decrease for the three month period was attributable to the increase in revenues, since most of the expenses in this category are of a fixed nature, as well as a planned reduction in certain costs. For the nine month period, the impact of reduced revenues against the fixed portion of selling expenses was offset by a reduction in certain costs.

     Selling expenses as a percentage of net revenues were 14.1% and 15.3% for the three and nine months ended April 30, 1996, as compared with 15.4% and 14.9% for the three and nine months ended April 30, 1995. The percentage increase for the nine month period was principally attributable to the decrease in revenues, offset in part by a reduction in the fixed portion of selling expenses. The percentage decrease for the three months was principally attributable to the increase in revenues.

     General and administrative expenses increased by $28,000 to $810,000 for the three months ended April 30, 1996 from $782,000 for the three months ended April 30, 1995. For the nine months ended April 30, 1996, general and administrative expenses decreased by $106,000 to $2,357,000 from $2,463,000 for the nine months ended April 30, 1995, primarily attributable to a cost reduction program implemented in Canada.

     One-time costs associated with the Merger of $382,000 and $450,000 in the three and nine month periods ended April 30, 1996, were attributable to merger related expenses incurred in connection with the MediVators acquisition, which was accounted for as a pooling of interests.

     Interest expense decreased to $203,000 for the nine months ended April 30, 1996, as compared with $335,000 for the nine months ended April 30, 1995. This decrease is due to a recovery of interest of approximately $103,000 related to the tax reassessments described in Note 6 to the Condensed Consolidated Financial Statements and a decrease in interest expense attributable to a decrease in average borrowings under the Canadian revolver.

     Income before income taxes decreased by $394,000 to $211,000 for the nine months ended April 30, 1996 from $605,000 for the nine months ended April 30, 1995.

     Income taxes represent taxes imposed on the Company's Canadian operations, and for the nine months ended April 30, 1996, are net of a recovery of taxes related to the tax reassessment described in Note 6 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1996, the Company's working capital was $11,038,000, as compared with $12,770,000 at July 31, 1995. This decrease primarily reflects decreases in accounts receivable, inventories and current liabilities. Long-term debt decreased from $6,087,000 at July 31, 1995 to $4,025,000 at April 30, 1996.

     Net cash provided by operating activities was $1,965,000 for the nine months ended April 30, 1996, as compared with net cash used in operating activities of $1,308,000 for the nine months ended April 30, 1995. This change was primarily due to a decrease in accounts receivable and inventories, partially offset by a decrease in current liabilities. Net cash used in investing activities was $126,000 for the nine months ended April 30, 1996 and $15,000 for the nine months ended April 30, 1995. Net cash used in financing activities was $2,065,000 for the nine months ended April 30, 1996, as compared with net cash provided by financing activities of $176,000 for the nine months ended April 30, 1995. This change principally reflects borrowings and repayments under the revolving credit facility.

     The revolving credit facility entered into during fiscal 1994, as amended, is comprised of a $7,500,000 revolving credit facility to the Company's Canadian subsidiary. The maximum borrowing availability under this facility decreases to $6,500,000 on January 1, 1998 and must be paid in full no later than December 31, 1998. Pursuant to the terms of the facility, the maximum borrowing availability may be decreased at the Company's option, upon 30 days' notice.
The Company is permitted to borrow an amount up to (i) 75%-85% of certain eligible accounts receivable, depending on the customer, and (ii) 50% of qualifying inventory, depending on the type of goods in inventory; however, any trade letters of credit issued under this facility will reduce the maximum available borrowings by 50% of the amount of such trade letters of credit, while any standby letters of credit, including the $500,000 letter of credit issued to Olympus America Inc. during November 1993 in connection with the Canadian subsidiary's distribution agreement with Olympus America Inc., reduces the maximum available borrowings by the full amount of such standby letters of credit. The Company has the right to borrow funds under this facility in either United States dollars or Canadian dollars, a portion of which may be in the form of bankers acceptances. The borrowings outstanding at April 30, 1996 and July 31, 1995 are in Canadian dollars. United States dollar borrowings bear interest at .5% above the lender's United States base rate, and Canadian dollar borrowings bear interest at .75% above the lender's Canadian prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. Borrowings under this facility are guaranteed by Cantel and secured by substantially all assets of the Company's Canadian subsidiary and require the subsidiary to meet certain financial covenants, including a minimum working capital ratio, a minimum interest coverage ratio and a maximum debt to tangible net worth ratio.

     On June 3, 1996, MediVators entered into a loan and security agreement with a bank, which provides MediVators with a $2,000,000 revolving credit facility. Borrowings under this facility must be paid in full no later than December 3, 1998. MediVators is permitted to borrow an amount up to the aggregate of (i) 80% of certain eligible accounts receivable, and (ii) 50% of qualifying inventory. Borrowings bear interest at 1.5% above the lender's U.S. prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. Borrowings under this facility are guaranteed by Cantel and secured by substantially all assets of MediVators and require MediVators to meet certain financial covenants, including a minimum net worth, a minimum net income, a maximum debt to tangible net worth ratio, and an annual limitation on capital expenditures.

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

     The Company's Canadian subsidiary has forward exchange contracts at April 30, 1996 aggregating $6,000,000 (United States dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represented the Canadian subsidiary's projected purchases of inventories through July 31, 1996.

     The average exchange rate of the contracts open at April 30, 1996 was $1.3627 Canadian dollar per United States dollar, or $.7338 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on June 6, 1996, was $1.3656 Canadian dollar per United States dollar, or $.7323 United States dollar per Canadian dollar.

     The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At June 6, 1996, $4,027,000 was available under the credit facilities.

     Inflation has not significantly impacted the Company's operations.

                           PART II - OTHER INFORMATION




ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 12, 1996, the Company held an Annual Meeting of Shareholders. At the meeting, Charles M. Diker, Alan J. Hirschfield and Bruce Slovin were re-elected directors of the Company, to hold office until the Annual Meeting of Shareholders to be held after the fiscal year ending July 31, 1998. 2,428,825 votes were cast for, 1,300 votes were withheld, and 0 votes abstained in the election of each of these directors.

     In addition, the shareholders approved the appointment of the firm of Ernst & Young LLP to audit the financial statements of the Company for the fiscal year ending July 31, 1996. 2,422,395 votes were cast for, 3,369 votes were against, and 4,361 votes abstained in the appointment of Ernst & Young LLP.

     Shareholders also approved the merger with MediVators. In connection with the merger, the Company had filed a Registration Statement on Form S-4, declared effective by the Securities and Exchange Commission on February 8, 1996, which covered the issuance of the Company's common shares to the stockholders of MediVators in exchange for shares of MediVators Common Stock. 1,898,518 votes were cast for, 1,220 votes were against, and 3,435 votes abstained in the approval of the merger.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11, Computation of Earnings Per Share
               Exhibit 27, Financial Data Schedule

          (b)  Reports on Form 8-K (dated March 15, 1996)

               A Current Report on Form 8-K, as amended by two reports on Form 8-K/A, was filed during the three months ended April 30, 1996, related to the Company's acquisition of MediVators.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CANTEL INDUSTRIES, INC.

Date:  June 12, 1996                By: /s/ James P. Reilly
                                        ----------------------------
                                        James P. Reilly, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer
                                        and Principal Financial Officer)



                                    By: /s/ Craig A. Sheldon
                                        ----------------------------
                                        Craig A. Sheldon, Vice
                                        President and Controller
                                        (Chief Accounting Officer)