Form 10-K
period 1996-07-31
CANTEL INDUSTRIES INC
filed 1996-10-29
CIK 19446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the fiscal year ended July 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.10 Per Share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of registrant's capital stock held by non-affiliates (based on shares held and the closing price quoted by NASDAQ on October 4, 1996): $15,487,479

Number of shares of common stock outstanding as of the close of the period covered by this report: 3,888,695

Documents incorporated by reference: Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 1996 Annual Meeting of Stockholders of Registrant.

                                     PART I

Item 1. BUSINESS.

GENERAL

      The Company, through Carsen Group Inc., its wholly-owned Canadian subsidiary ("Carsen" or "Canadian subsidiary"), is engaged in the marketing and distribution of medical and infection control, scientific and consumer products in Canada. The Company, through MediVators, Inc., its wholly-owned United States subsidiary ("MediVators" or "United States subsidiary"), is engaged in the manufacturing, marketing and distribution of infection control products. The Company also provides servicing of the products it manufactures and distributes. Unless the context otherwise requires, references herein to the "Company" include Cantel Industries, Inc. ("Cantel") and its subsidiaries.

      On March 15, 1996, the Company consummated a merger transaction with MediVators, a Minnesota company, pursuant to an Agreement and Plan of Merger under which MediVators became a wholly-owned subsidiary of the Company, and the stockholders of MediVators received an equity interest of approximately 26.5% in Cantel (the "Merger"). The Merger has been treated as a pooling of interests for accounting purposes. Under this accounting treatment, the assets, liabilities, stockholders' equity, results of operations and cash flows of MediVators have been consolidated at their historical amounts for all periods presented and previously issued financial statements are restated as though MediVators had always been consolidated as a wholly-owned subsidiary.

      The medical and infection control products distributed by Carsen consist of medical equipment, including flexible and rigid endoscopes, endoscope disinfection equipment, medical sharps disposal systems, surgical equipment and related accessories. The infection control products manufactured and distributed by MediVators consist of endoscope disinfection equipment and supplies and medical sharps disposal systems. The scientific products distributed by Carsen consist of precision instruments, including microscopes and related accessories and certain laboratory equipment and related accessories; and industrial technology equipment, including borescopes, fiberscopes, video image scopes, laser distance measurement equipment and related accessories. The consumer products distributed by Carsen consist of photographic and optical equipment, including cameras and binoculars, and office equipment including hand-held dictation equipment, paper shredders, and related accessories.

      Carsen distributes the majority of its medical, scientific, and consumer products pursuant to an agreement with Olympus America Inc. (the "Olympus Agreement"), a United States affiliate of Olympus Optical Co. Ltd., a Japanese corporation ("Olympus Optical"), under which the Company has been granted exclusive distribution rights for certain Olympus products in Canada. Most of such products are manufactured by Olympus Optical and its affiliates in Japan and other foreign countries. Unless the context otherwise requires, references herein to "Olympus" include Olympus America Inc. and Olympus Optical, and their affiliates. Carsen, or its predecessor, has been distributing Olympus products in Canada since 1949.

      Carsen also distributes other products under separate distribution agreements, including additional medical and infection control, scientific and consumer products and accessories.

      MediVators' endoscope disinfection equipment is distributed in the United States, Central and South America, the Caribbean and the West Indies (excluding Bermuda) by Olympus pursuant to an agreement (the "MediVators Agreement") under which Olympus has been granted exclusive distribution rights in these territories. MediVators endoscope disinfection equipment is distributed in other countries under other exclusive distribution agreements. MediVators medical sharps disposal systems are distributed in the United States and internationally pursuant to exclusive distribution agreements.

      The following table gives information as to the percentage of consolidated net sales from continuing operations accounted for by each operating segment during the indicated periods.

                                      Year Ended July 31,
                                  --------------------------
                                  1996      1995        1994
                                 ------    ------      ------
Medical, Infection Control
  and Scientific Products:
  Medical and Infection
     Control Products.........    54.4%     53.3%       49.2%
  Scientific Products.........    19.1      16.9        15.7
  Product Service.............    12.5      11.8        12.6
Consumer Products.............    14.0      18.0        22.5
                                 ------    ------      ------
                                 100.0%    100.0%      100.0%
                                 ======    ======      ======

Medical and Infection Control Products

      Medical and Infection Control Products are the Company's major source of revenue and profitability. This segment is comprised of the medical equipment distributed by Carsen and infection control equipment manufactured and distributed by MediVators.

      Medical Equipment. Carsen's principal source of revenue is from the distribution of specialized endoscopes, surgical equipment and related accessories to hospitals in Canada, the majority of which are manufactured by Olympus. Olympus is one of the world's leading manufacturers of endoscopes and related products.

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

      Carsen also distributes various specialized medical instruments and accessories utilized in both rigid and flexible endoscopy including scissors, needle holders, forceps and other surgical accessories, ambulatory PH and motility monitoring equipment (which is used for diagnosis of various gastrointestinal and respiratory disorders), endoscope disinfection equipment, carts, trolleys and cleaners, insufflators (which deliver and monitor gas to expand abdominal and other cavities), video monitors and recorders, mavigraphs (which print "hard" copies of video images) and "cold" light supplies (which provide light for endoscopy procedures).

      All of the endoscopes and certain other medical instruments and accessories distributed by Carsen are manufactured by Olympus. Other medical products distributed by Carsen are manufactured by Sandhill Scientific, Inc. (ambulatory PH and motility monitoring equipment), Argus Medical Company Inc. (surgical instruments), Sony of Canada Ltd. (monitors, mavigraphs and video recorders), and MediVators (endoscope disinfection equipment and medical sharps disposal systems).

      Infection Control Equipment. MediVators' principal source of revenue is from the manufacturing and distribution of endoscope disinfection equipment and related accessories to hospitals through various distributors in the United States and internationally.

      MediVators' primary product is the DSD-91, which received FDA clearance of its 510(k) premarket notification in March 1994, and is a microprocessor controlled dual endoscope disinfection system. The DSD-91 will disinfect two endoscopes at a time, can be used on a broad variety of endoscopes and is programmable by the user. MediVators also manufactures a new single scope disinfection unit, the SSD, which is based upon the same design as the DSD-91.

      Although endoscopes generally can be manually cleaned and disinfected, there are many problems associated with such methods including the lack of uniform cleaning procedures, personnel exposure to disinfectant fumes and disinfectant residue levels in the endoscope. MediVators believes that more thorough disinfection is achieved through the use of its endoscope disinfection equipment. The level of disinfection to be achieved depends upon many factors, principally contact time, temperature, type and concentration of the active ingredients of the chemical disinfectant and the nature of the microbe contamination. The chemical disinfectant to be used in a disinfecting process generally will be selected by hospital personnel based on the object to be disinfected, the hospital facilities and the disinfectants available.

      After manual cleaning, an endoscope is placed in the reservoir of the disinfector which then disinfects the endoscope by pumping disinfectant throughout the endoscope, including the endoscope's working channels. The disinfector is a delivery system to ensure that the endoscope, including the working channels, will be exposed to the disinfectant for the recommended period of time. The disinfector is operated by medical personnel such as gastrointestinal assistants. Minimal training is required to operate the disinfector. MediVators believes that the use of such equipment will result in more thorough disinfection.

      MediVators believes its disinfection equipment offers several advantages over manual immersion in disinfectants. The disinfectors are designed to pump disinfectant through all working channels of the endoscope, thus exposing all areas of the endoscope to the disinfectant. This process can also inhibit the build up of residue in the working channels. In addition, the entire disinfecting process can be completed with minimal participation by the operator, freeing the operator for other tasks, reducing the exposure of personnel to the toxic chemicals used in the disinfection process and reducing the risk of infectious diseases. The disinfectors also reduce the risk of inconsistent manual disinfecting.

      MediVators also manufactures and distributes medical sharps disposal systems which provide for point-of-use destruction and decontamination of most types of disposable medical sharps waste, such as syringes, scalpels, razors and IV needles. The DSI System 2000 is a larger system that is intended for higher volume hospital use. The DSI System 40 is a smaller unit primarily suitable for low volume users, such as medical offices. These systems destroy, decontaminate and reduce the volume of medical waste; thereby eliminating the potential spread of infection which occurs during the process of accumulating the medical sharps waste and transporting it to a central location, the expense of disposable containers, the expense and liability associated with transportation and off-site destruction, and the negative environmental impact.

Scientific Products

      The Scientific Products segment is comprised of the precision instruments and the industrial technology equipment distributed by Carsen and MediVators' MedFab custom plastics fabrication operation.

      Precision Instruments. Carsen distributes Olympus microscopes and complementary scientific equipment and accessories. Other precision instruments distributed by the Company include Narishige U.S.A., Inc. micromanipulators (which enable a viewer to manipulate objects being viewed under a microscope), Empix Imaging Inc. high resolution imagers (which transmit images of objects being viewed to a monitor), CompuCyte Corporation Pathfinder Systems (quality and efficiency control system for cytologists), Tecan U.S. Inc. microplate readers and washers (photometric measurement system), Sheldon Manufacturing, Inc. incubators, warming ovens and water baths (temperature control instruments) and anaerobic chambers (controlled atmosphere for bacteriology applications), as well as optical accessories such as high contrast optics, objectives (magnifying lenses) and reticules and video calipers (both of which measure objects being viewed under a microscope). The products are used in numerous disciplines for the microscopic study of objects and are sold directly to the end user.

      The precision instruments distributed by Carsen are sold to hospitals for cytology, pathology and histology purposes; government laboratories for research and forensics; universities and other educational institutions for research and teaching purposes; and private and industrial laboratories for bio-technology, geology, pharmacology, metallography, quality control and manufacturing applications.

      Industrial Technology Equipment. Carsen distributes three types of industrial technology equipment that are similar to endoscopes, but are designed for a market known as remote visual inspection ("RVI".) RVI is the application of endoscopic technology for industrial uses. These products distributed by Carsen, most of which are manufactured by Olympus, consist of rigid borescopes (devices that are similar to rigid endoscopes), which use a series of relay lenses to transmit an image through a stainless steel insertion tube; fiberscopes (devices that are similar to flexible endoscopes), which use fiberoptic image carrying bundles to transmit images through a flexible insertion tube; and video image scopes, which utilize a small, high resolution solid state image sensor, similar to the charged coupling device used in advanced flexible endoscopes, that enable a picture to be transmitted electronically to a monitor.

      Carsen also distributes, under an exclusive distribution agreement covering the United States, Canada and Mexico, laser meters (devices that use the travel time of laser pulses as a means of measurement), manufactured by Jenoptik Technologie GmbH of Germany ("Jenoptik"), designed for determining distances, vertical angles, target and station heights, as well as speed.

      Carsen also has a number of products under its own trademark, "Optiscan". These products have been sourced from outside suppliers or designed by Carsen. Most Optiscan products currently available complement or enhance the Olympus RVI business. Optiscan products include IVS video documentation products which integrate video camera, monitor and VCR in one portable unit; and very long (10'-30') ultra-thin quartz glass fiberscopes for specialized applications, particularly in the nuclear power industry. Unrelated to the Olympus business is a software application, Optiscan PVM, developed by Carsen, and designed to run in conjunction with Jenoptik laser rangefinders for the measurement of stock pile volumes, such as wood chips and coal.

      The industrial technology equipment distributed by Carsen is generally purchased by large industrial companies engaged in the oil and gas, aerospace, chemical, power generation, mining, forestry, semiconductor and automotive industries, that require inspections of their machinery or processes for research and development, measurement, maintenance or quality control. Carsen also develops new applications for its products, which are then customized by Carsen for such applications, based upon the nature of a company's business. For example, Carsen has sold borescopes to an automobile manufacturer to examine the inside of automobile engines, fiberscopes and laser measurement equipment to the Canadian customs agency for inspecting vehicles for drugs and other illegal paraphernalia, and video image scopes to a mining company to inspect rock formations for cracks and shifting.

Product Service

      Carsen operates a service organization at its Markham, Ontario facility that provides warranty and out-of-warranty service and repairs for medical, infection control and scientific products distributed by Carsen. These products bear a product warranty that entitles the purchaser to warranty repairs and service at a nominal or no charge during the warranty period. Carsen, and not the manufacturer of the product, is responsible for the cost of warranty repairs. The warranty period for these products is generally one year for medical equipment and infection control products and industrial technology equipment and five years for precision instruments.

      The Company also provides out-of-warranty service of these products for which the customer pays Carsen on a time and materials basis.

      MediVators provides a one year warranty for repairs and service of the infection control products it manufactures. Generally, warranty repairs and service related to the endoscope disinfection equipment are performed by the distributor for these products. Occasionally, MediVators performs out-of-warranty service of its infection control products for which the customer pays MediVators on a time and materials basis.

Consumer Products

      Carsen distributes consumer products in Canada, comprised principally of photographic and optical equipment. This equipment, most of which is manufactured by Olympus, includes 35 mm. lens shutter cameras (also known as "point and shoot" cameras) and 35 mm. single lens reflex cameras, binoculars, slide projectors and screens, light meters, camera luggage and other photographic products and accessories. Carsen distributes 26 models of the 35 mm. lens shutter cameras, 4 models of the 35 mm. single lens reflex cameras and 7 models of binoculars. Cameras and accessories manufactured by Olympus account for a substantial portion of the sales of Consumer Products. Carsen also distributes Olympus Pearlcorder hand-held dictation equipment, paper shredders and other business products.

      There are also two new camera systems, APS (advanced photo systems) and digital, which are expected to be introduced in fiscal 1997. Four APS camera models manufactured by Olympus are expected to be available, which utilize an easier, drop-in cartridge system and offer a selection of print formats. Also expected to be available from Olympus will be two digital camera models which, unlike conventional 35 mm. cameras, will digitize and store images on a computer chip incorporated into the camera. These stored, digitized images can then be downloaded to a computer, where images can then be enhanced, manipulated and printed. There can be no assurance that these new camera systems will be introduced or will generate significant revenues.

      Carsen distributes its consumer products primarily to independent retailers, cooperative buying groups, large retail store chains, and major department stores. Carsen also distributes such products to government agencies, school boards, the military, promotional sales organizations and catalog houses and other end-users.

      Carsen operates a service organization at its Markham, Ontario facility, as well as contracts with independent service centers throughout Canada to provide warranty service for the consumer products distributed by Carsen. Pursuant to the Olympus Agreement, Carsen is required to provide warranty service for all Olympus cameras presented to Carsen for service, whether or not such cameras were sold by Carsen. This obligation has not had a material adverse effect on Carsen. Carsen generally provides a two year warranty for cameras and a one year warranty for other consumer products. Carsen also provides out-of-warranty service for its consumer products.

Distribution Agreements

      Olympus Agreement. The majority of Carsen's sales of medical, scientific and consumer products have been made pursuant to the Olympus Agreement, under which Olympus has granted Carsen the exclusive right to distribute the covered Olympus products in Canada. All products sold by Carsen pursuant to the agreement bear the "Olympus" trademark. The Olympus Agreement expires on March 31, 1998.

      During the term of the Olympus Agreement, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreement.

      The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of medical equipment, precision instruments, industrial technology equipment and consumer products. The aggregate annual minimum purchase obligations for all such products are approximately $17.2 million and $18.5 million during the contract years ending March 31, 1997 and 1998, respectively.

      Subject to an allowance of a 10% shortfall from the minimum purchase requirements in certain situations, Olympus has the right to terminate the Olympus Agreement with respect to each product group for which Carsen has failed to meet the minimum purchase requirements. If Carsen fails to meet such requirements for both precision instruments and industrial technology equipment, or for medical equipment, then Olympus has the right to terminate the entire Olympus Agreement. Olympus may also terminate the Olympus Agreement if Carsen breaches its other obligations under the Olympus Agreement, or if Carsen fails to meet any Olympus credit requirement for sale on open account and does not provide Olympus with a letter of credit to secure Carsen's payment obligations after demand by Olympus. Carsen has delivered to Olympus a letter of credit to secure payment of Carsen's first $500,000 of monthly purchases.

      MediVators Agreement. MediVators entered into a three year agreement with Olympus effective May 1, 1996, under which Olympus was granted the exclusive right to distribute the endoscope disinfection equipment and related accessories in the United States, Central and South America, the Caribbean, and the West Indies (excluding Bermuda). All products sold by Olympus pursuant to this agreement will bear both the "Olympus" and "MediVators" trademarks.

      This agreement imposes minimum purchase obligations on Olympus. Failure to achieve the minimum purchase requirement in any year would give MediVators the right to terminate the agreement.

Discontinued Operations

      On October 29, 1993, the Company consummated the sale of all of the assets and transferred certain liabilities of its Seating Division to the German manufacturer of the seating products for $2,809,000. The Company received $2,659,000 in cash and a $150,000 promissory note of the purchaser of the Seating Division which was paid in October 1994. An additional contingent payment of up to $150,000 could become due on the 90th day following the end of calendar year 1996, dependent upon the operating results of the Seating Division.

      The sale of the Seating Division has been reflected as a discontinued operation and is presented separately in the consolidated statements of operations.

Marketing

      Carsen markets its products through a sales organization comprised of employees and independent sales representatives. Each industry segment in Canada has a separate, dedicated sales force. Sales persons, who are paid on a salary and/or commission basis, are, among other things, responsible for identifying customers and demonstrating products in their respective geographic markets.

      MediVators sells its endoscope disinfection equipment and related accessories, both in the United States and internationally, through distributors which generally operate under exclusive distribution agreements. MediVators generally sells its medical sharps disposal systems, both in the United States and internationally, through either exclusive distribution agreements or sales representatives. MediVators employs only a small number of sales persons who are paid on a salary basis.

Effect of Currency Fluctuations and Trade Barriers

      A substantial portion of Carsen's products have been imported from the Far East and Western Europe, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting both the United States and Canada.

Competition

      The Company distributes substantially all of its products in highly competitive markets, which contain many products available from nationally and internationally recognized competitors of the Company. Many of such competitors have greater financial and technical resources than the Company and are well-established, with reputations for success in the sale and service of their products. In addition, certain companies have developed or may be expected to develop technologies or products that could directly or indirectly compete with the products distributed by the Company. In some areas, the Company competes with manufacturers who distribute and service their own products and have greater financial and technical resources than the Company and, as manufacturers, may have certain other competitive advantages over the Company. The Company believes that the world-wide reputation for the quality and innovation of its products among consumers, the Company's reputation for providing quality product service, particularly with respect to medical and infection control products, the numerous customer contacts developed during its lengthy service as a distributor of Olympus products, and the distribution arrangement for certain MediVators infection control products with Olympus, give the Company a competitive advantage with respect to certain of its products.

Government Regulation

      MediVators' products are subject to regulation by the United States Food and Drug Administration ("FDA"), which regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the United States, including certain products manufactured by MediVators. Delays in FDA review of proposed new products can significantly delay new product introduction and may result in a product becoming "dated" or losing its market opportunity before it can be introduced. Certain of MediVators' products may be regulated by other governmental agencies, including the Environmental Protection Agency ("EPA"), Underwriter Laboratories, and comparable agencies in certain foreign countries. The FDA and other governmental agency clearances generally are required before MediVators can market new products in the United States or make significant changes to existing products. The FDA also has the authority to require a recall or modification of products in the event of a defect.

      The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act, amended in 1990 (the "Act") also requires compliance with specific manufacturing and quality assurance standards. The regulations also require that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records which show compliance with the FDA regulations and the manufacturer's written specifications and procedures relating to the devices. The FDA makes unannounced inspections of medical device manufacturers and may issue reports or citations where the manufacturer has failed to comply with appropriate regulations and procedures. Compliance with the provisions of the Act and the FDA's regulations is time-consuming and expensive. On March 18, 1996, the FDA conducted a routine General Manufacturing Practices inspection and MediVators was found to be in a general state of control and no FD-483 complaint was issued. Federal, state and foreign regulations regarding the manufacture and sale of MediVators' products are subject to change. MediVators cannot predict what impact, if any, such changes might have on its business.

      Regulations affecting the generation, handling and disposal of infectious waste span many jurisdictions. These wastes are regulated as solid or hazardous medical wastes under various federal, state and local environmental laws and regulations. Moreover, many jurisdictions are taking steps to develop specific regulations for such waste. The United States Congress, with the Medical Waste Tracking Act of 1988, mandated that a federal program to track such wastes be implemented by the EPA. Additionally, a substantial majority of states now have infectious biomedical waste laws and regulations, according to the

Federal Office of Technology Assessment. Finally, local regulations can dramatically impact the location and approval of disposal facilities.

      The Medical Waste Tracking Act required the EPA to establish regulations concerning the tracking of all aspects of medical waste treatment and disposal in designated states. In particular, all regulated medical waste must be segregated and packaged in specially marked and labeled containers prior to shipment for disposal off-site. Any regulated medical waste transported off-site must be accompanied by a Medical Waste Tracking form which identifies the generator of the waste, intermediate handlers and transporters and the disposal facility. Under the Act, the hospital or medical facility remains liable for the contaminated waste throughout this process including the transportation and destruction of the waste. The Medical Waste Tracking Act has effectively made disposal of medical waste, including sharps, much more expensive by increasing the hospital's or medical facility's liability, paperwork and man-hours required to legally process medical waste. Infectious waste treated on-site is exempted from the tracking requirements except that hospital's operating incinerators must report the quantity of the waste burned.

      State and local medical waste disposal laws vary. Accordingly, MediVators is required to present each individual governing body with the efficacy test results of the DSI Infectious Waste Disposal Systems and to request permission to distribute in that jurisdiction.

License Agreement

      MediVators is a party to an exclusive worldwide license agreement with the Mayo Foundation for Medical Education and Research (the "Mayo Foundation") which grants MediVators a license to manufacture and sell certain related patented equipment known as the OTT Disinfector for flexible endoscopes ("OTT Disinfector") and to use certain related proprietary know-how of the Mayo Foundation (the "License Agreement"). Under the License Agreement, the Mayo Foundation owns all patent rights and know-how with respect to the OTT Disinfector. The License Agreement expires on December 31, 2005. Under the License Agreement, MediVators must pay a royalty equal to five percent (5%) of the net revenues received by MediVators from sales of the OTT Disinfector and enhancements or improvements to the OTT Disinfector. Although MediVators no longer sells the OTT Disinfector, it pays the Mayo Foundation a royalty on revenues from sales of a successor line of disinfector product developed by MediVators known as the DSD-91. This product does not utilize the patented technology of the OTT Disinfector but did evolve from certain licensed know-how related thereto. The Mayo Foundation has the right to terminate the License Agreement if MediVators fails to pay minimum royalties of $75,000 per year.

      Under the License Agreement, MediVators is obligated to adhere to a general marketing plan pursuant to which MediVators is to emphasize sales to key teaching or teaching affiliated hospitals in major markets, attend meetings of endoscopy professionals, monitor sales activities and performance of sales representatives, engage an international sales firm with representatives or distributors in foreign markets and perform other marketing activities. The License Agreement provides that the Mayo Foundation may terminate such agreement if MediVators defaults in the payment of any royalty or the making of any required report, breaches any covenant or makes a false report, and fails to remedy such default, breach or report within ten days after written notice thereof from the Mayo Foundation.

Patents and Proprietary Rights

      MediVators holds patents on certain of its medical sharps disposal systems which it believes are of material importance to MediVators. However, MediVators does not currently hold any patents with respect to its endoscope disinfection equipment. Its current disinfector product, the DSD 91, utilizes certain know-how developed by the Mayo Foundation pursuant to a license agreement, but has no patent protection.

Backlog

      On October 4, 1996, the Company's consolidated backlog was approximately $860,000 compared with approximately $1,360,000 on October 5, 1995.

Employees

      As of October 4, 1996, the Company employed 139 persons. Of the Company's employees, 97 are located in Canada and 42 are located in the United States; 15 are executives and/or managers, 40 are engaged in sales, 9 are engaged in customer service, 20 are engaged in product service, 27 are engaged in manufacturing, shipping and warehouse functions, 25 perform various administrative functions and 3 are engaged in research and development.

      None of the Company's employees is represented by labor unions. The Company considers its relations with its employees to be satisfactory.

Item 2. PROPERTIES.

      Carsen leases a building, containing approximately 41,000 square feet, located in Markham, Ontario. This facility is used for warehouse, service, showroom and office space for Carsen. The lease, as amended, expires in July 2000, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $9,400 for the next year and approximately $10,000 for the remaining three years.

      MediVators leases approximately 27,500 square feet of commercial space, located in Eagan, Minnesota. This facility is used for manufacturing, warehouse and office space for MediVators. The lease expires on September 30, 2001, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $13,000 for the next three years and approximately $14,000 for the last two years.

      The Company leases approximately 2,000 square feet of office space in Clifton, New Jersey, for its executive offices. The lease, which expires in January 1997, provides for monthly base rent of approximately $3,000.

      The Company believes that its facilities are adequate for its current needs.

Item 3. LEGAL PROCEEDINGS.

      In November 1995, the Company was one of 102 named defendants in the lawsuit titled "Caldwell Trucking PRP Group v. ADT Automotive, Inc., including Cantel Industries, Inc." (Civ. No. 95-1690 (WGB) brought by nine companies which settled a Comprehensive Environmental Response Compensation and Liability Act claim by the United States Government and the State of New Jersey for contribution to the remediation costs of an alleged hazardous waste site in New Jersey. The complaint, which relates to alleged septic and/or industrial waste disposed of prior to 1984, seeks total past and future remediation costs from the 102 named defendants and prior settling companies, originally estimated at approximately $30 million (but subsequently estimated by plaintiff's group to be approximately $42 million, of which they claim to have already expended $10 million), but does not allege any specific offense against the Company at this time. Management of the Company believes that Cantel was not engaged in the production, transportation or dumping of industrial waste at any time. Although the Company can make no estimate of what its share, if any, of this total potential exposure could be, based on its current knowledge and available information, management believes that the claim will not have a material adverse effect on the Company or its liquidity, financial condition or operating results. Furthermore, the Company believes that it has defenses to the suit and that it may have insurance covering such claims in whole or in part, and intends to vigorously defend itself in this litigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock trades on the NASDAQ National Market under the symbol "CNTL." The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported by NASDAQ.

      The Company has not paid any cash dividends on the Common Stock, and a change in this policy is not presently under consideration by the Board of Directors.

                                      HIGH             LOW
                                      ----             ---
Year Ended July 31, 1995
------------------------
First Quarter                         7               4 5/16
Second Quarter                        6 3/4           3 1/4
Third Quarter                         6 1/2           4 1/2
Fourth Quarter                        7 3/4           5 1/2

Year Ended July 31, 1996
------------------------
First Quarter                        10 1/4           5 7/8
Second Quarter                       11 3/8           8 3/4
Third Quarter                        10 1/2           6 3/4
Fourth Quarter                       11               6 3/4

      On October 4, 1996, the closing price of the Company's Common Stock was $7.25 and the Company had 344 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

      The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. The Merger of Cantel and MediVators has been accounted for as a pooling of interests in accordance with generally accepted accounting principles. Under this accounting treatment, the assets, liabilities, stockholders' equity, results of operations and cash flows of MediVators have been consolidated at their historical amounts for all periods presented and previously issued financial statements are restated as though MediVators had always been consolidated as a wholly-owned subsidiary. For fiscal 1996, 1995 and 1994, the data below has been extracted from the audited consolidated financial statements of the Company as of and for each of the years ended July 31. For fiscal 1993 and 1992, the data below has been extracted from the audited consolidated financial statements of Cantel as of and for each of the fiscal years ended July 31, and the audited consolidated financial statements of MediVators as of and for each of the calendar years 1993 and 1992, except for the weighted average number of common and common equivalent shares and the common shares outstanding which are combined as of July 31 of each of these two years.

                   Consolidated Statements of Operations Data:
                  (Amounts in thousands, except per share data)

                                                      Year Ended July 31,
                                    -----------------------------------------------------
                                      1996       1995        1994        1993        1992
                                      ----       ----        ----        ----        ----

Net sales................           $29,792   $ 34,125    $ 32,204    $ 31,521    $ 30,259
Cost of sales ..................     19,433     23,704      21,737      21,491      19,784
Gross profit ...................     10,359     10,421      10,467      10,030      10,475
Income (loss) from con-
  tinuing operations before
  interest expense, income
  taxes and extraordinary
  gain (1) .....................      1,216        700       1,276        (162)      1,077
Interest expense (2) ...........        258        492         283         159           6
Income (loss) from con-
  tinuing operations
  before income taxes ..........        958        208         993        (321)      1,071
Income taxes (2) ...............        536      1,001       1,054       1,160       1,051
Income (loss) from con-
  tinuing operations ...........        422       (793)        (61)     (1,481)         20
Income (loss) from
  discontinued operations (3) ..       --         --           562         (24)        763
Extraordinary gain on
  extinguishment of debt (4) ...       --         --         1,211        --          --
Net income (loss) ..............        422       (793)      1,712      (1,505)        783
Dividends on preferred
  stocks .......................       --         --           314       1,185         890
Net income (loss) attri-
  butable to common stock ......        422       (793)      1,398      (2,690)       (107)

Earnings per common share:
Primary:
  Continuing operations ........   $    .10   $   (.21)   $   (.10)   $   (.96)   $   (.34)
  Discontinued operations ......       --         --           .15        (.01)        .30
  Extraordinary gain ...........       --         --           .31        --          --
                                   --------   --------    --------    --------    --------
    Net income (loss) ..........   $    .10   $   (.21)   $    .36    $   (.97)       (.04)
                                   ========   ========    ========    ========    ========
Fully diluted (5):
  Continuing operations ........   $    .10   $   (.21)   $   (.10)   $   (.83)   $   (.34)
  Discontinued operations ......       --         --           .15        (.01)        .30
  Extraordinary gain ...........       --         --           .31        --          --
                                   --------   --------    --------    --------    --------
    Net income (loss) ..........   $    .10   $   (.21)   $    .36    $   (.84)   $   (.04)
                                   ========   ========    ========    ========    ========

Weighted average number
  of common and common
  equivalent shares:
 Primary .......................      4,309      3,739       3,845       2,765       2,524
 Fully diluted .................      4,309      3,739       3,889       3,197       2,524

                        Consolidated Balance Sheet Data:
                  (Amounts in thousands, except per share data)

                                                     July 31,
                                 ----------------------------------------------
                                   1996      1995      1994      1993      1992
                                   ----      ----      ----      ----      ----

Total assets .................   $15,998   $19,823   $18,412   $20,910   $23,901
Current assets ...............    14,454    17,994    16,328    18,691    21,339
Working capital ..............    11,373    12,723    11,299    11,518    14,704
Current liabil-
  ities (6) ..................     3,081     5,271     5,029     7,173     6,635
Long-term debt, less
  current portion(6) .........     3,419     6,087     4,327     7,989     9,761
Stockholders' equity .........     9,401     8,374     8,885     5,457     7,126
Book value per
  outstanding common
  share ......................   $  2.42   $  2.22   $  2.39   $  1.71   $  2.74
Common shares
  outstanding ................     3,889     3,765     3,713     3,198     2,596

----------
(1) Includes for fiscal 1996, costs of $486,000 associated with the Merger. Includes for fiscal 1995, a $903,000 write-down of certain inventory and related assets of MediVators' Disposal Sciences, Inc. subsidiary. Includes for fiscal 1993 a write-off of $135,000 in costs related to the termination of a proposed private placement of securities. Includes for fiscal 1992 a write-off of $175,000 in expenses related to the termination of a proposed public offering of securities.

(2) Includes for fiscal 1996, a recovery of prior years' federal and provincial income taxes and withholding taxes of approximately $182,000 and interest of approximately $103,000 arising from a negotiated settlement with Revenue Canada of a prior year tax reassessment. Includes for fiscal 1993, an income tax charge of $413,000 related to management's estimated cost to settle this reassessment. Includes for fiscal 1994 and 1993, an interest charge of $34,000 and $120,000, respectively, representing interest on the federal and provincial income taxes and withholding taxes.

(3) Income (loss) from discontinued operations reflects the October 1993 sale of all of the assets, and the transfer of certain liabilities, of the Seating Division previously owned by Cantel, to the German manufacturer of the seating products, as well as the operating results of the Seating Division in periods prior to the sale.

(4) In fiscal 1994, the extraordinary gain on the extinguishment of debt reflects the recognition of the remaining deferred interest benefit arising from Cantel's 1991 debt restructuring with its lending banks and subordinated debenture holders.

(5) In fiscal 1993, includes the adding back of Cantel Series B Preferred Stock dividends of $100,000 and Cantel Series B Preferred Stock imputed dividends of $152,000 to reflect the conversion of the Series B Preferred Stock into 600,000 shares of Common Stock as of the beginning of the fiscal year.

(6) Current liabilities and long-term debt as of July 31, 1993 and 1992 include an aggregate of $1,388,000 and $1,972,000, respectively, of deferred interest benefit arising out of Cantel's debt restructuring which was consummated in fiscal 1991.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Continuing Operations

      The results of continuing operations described hereafter reflect the results of Carsen and MediVators. There was no significant impact upon the Company's results of operations for fiscal 1996 compared with fiscal 1995, or fiscal 1995 compared with fiscal 1994, as a result of translating Canadian dollars into United States dollars.

      The following table gives information as to the net sales from continuing operations and the percentage to the total net sales accounted for by each operating segment of the Company.

                                            Year Ended July 31,
                                            -------------------
                                       1996              1995             1994
                           -----------------------------------------------------
                                       (Dollar amounts in thousands)
                              $          %      $          %      $         %
                           -------- -------- -------- -------- -------- --------
Medical and Infection
Control and Scientific
Products:
  Medical and
    Infection Control
    Products               $16,221    54.4   $18,213    53.3   $15,845    49.2
  Scientific
    Products                 5,693    19.1     5,756    16.9     5,041    15.7
  Product Service            3,718    12.5     4,030    11.8     4,059    12.6
Consumer Products            4,160    14.0     6,126    18.0     7,259    22.5
                           -------   -----   -------   -----   -------   -----
                           $29,792   100.0   $34,125   100.0   $32,204   100.0
                           =======   =====   =======   =====   =======   =====

      Fiscal 1996 compared with Fiscal 1995

      Net sales decreased by $4,333,000, or 12.7%, to $29,792,000 in fiscal 1996, from $34,125,000 in fiscal 1995. This decrease was principally attributable to the decreased sales of Medical and Infection Control Products and Consumer Products. The decreased sales of Medical and Infection Control Products in fiscal 1996 was primarily attributable to a decrease in demand for medical products, offset in part by an increase in demand for infection control products. The sales of medical equipment have been adversely impacted in Canada by certain cost control measures implemented by various provincial governments which decreased or delayed funding to hospitals, thereby reducing hospital spending for capital equipment. The new distribution agreement with Olympus America Inc. entered into by the Company's United States subsidiary on May 1, 1996 as described in Note 8 to the Consolidated Financial Statements, had a limited effect on net sales of infection control products during fiscal 1996. The decreased sales of Consumer Products resulted from lower demand for product, primarily attributable to the loss of national account business.

      Although net sales of Consumer Products represented approximately 14%, 18%, and 23% of net revenues during fiscal 1996, 1995 and 1994, respectively, Consumer Products has incurred operating losses for each of the past three fiscal years. The lack of growth and profitability of Consumer Products has resulted principally from lower demand for product. During fiscal 1996 and 1995, the reduced demand and increased operating losses were primarily attributable to the loss of national account business, either through the total loss of customers or the reduction of orders. The Company has undertaken steps to address the current market conditions by restructuring the Consumer Products' sales functions and marketing strategies. The Company has also discussed these issues with Olympus and suggested strategies for making Olympus cameras more price competitive in Canada, where all other significant manufacturers of cameras distribute on a direct basis. In fiscal 1997, Olympus has extended price reductions on certain camera models and is expected to introduce new products. Even with these developments the Company does not anticipate a significant increase in national account business, and there can be no assurance that Consumer Products will return to profitability.

      Gross profit decreased by $62,000, or 0.6%, to $10,359,000 in fiscal 1996, from $10,421,000 in fiscal 1995. The gross profit margin as a percentage of sales increased to 34.8% in fiscal 1996, from 30.5% in fiscal 1995. The higher gross profit margin was principally attributable to a provision for slow-moving infection control inventory recorded in fiscal 1995, the sales mix in all divisions, the decreased sales of Consumer Products which generally have lower profit margins, and a more efficient method of repairing endoscopes. These margin increases were partially offset by price increases received from Olympus, a portion of which could not be passed on through higher selling prices.

      Shipping and warehouse expenses as a percentage of net sales were 2.3% for fiscal 1996 and 1995 respectively. The impact of reduced sales against the fixed portion of these expenses was offset by a reduction in certain fixed shipping and warehouse expenses.

      Selling expenses as a percentage of net sales were 14.6% for fiscal 1996, compared with 14.8% for fiscal 1995. The impact of the reduced sales against the fixed portion of these expenses was offset in part by a reduction in fixed selling expenses.

      General and administrative expenses decreased by $269,000 to $3,251,000 for fiscal 1996 from $3,520,000 for fiscal 1995. The decrease was primarily attributable to a cost reduction program implemented at Carsen, as well the write-down of certain MediVators' assets to their estimated net realizable value in fiscal 1995.

      Costs associated with the Merger of $486,000 in fiscal 1996 represented expenses incurred in connection with the MediVators acquisition which was accounted for as a pooling of interests.

      Interest expense decreased to $258,000 in fiscal 1996, compared with $492,000 in fiscal 1995. This decrease is due to a recovery of interest of approximately $103,000 related to the tax reassessments described in Note 7 to the Consolidated Financial Statements and a decrease in average borrowings and lower average interest rates under the Canadian revolver.

      Income from continuing operations before income taxes increased by $750,000 to $958,000 for fiscal 1996 from $208,000 for fiscal 1995.

      Income taxes represent taxes imposed on the Company's Canadian operations and Canadian withholding taxes on dividends remitted by Carsen to Cantel in the United States. In addition, income taxes for fiscal 1996 are net of a recovery of $182,000 of taxes related to the tax reassessment described in Note 7 to the Consolidated Financial Statements.

      No tax benefits have been recognized on the Company's United States operations as a result of the losses generated in fiscal 1996 and prior years.

Fiscal 1995 compared with Fiscal 1994

      Net sales increased by $1,921,000, or 6.0%, to $34,125,000 in fiscal 1995, from $32,204,000 in fiscal 1994. This increase was principally attributable to the increased sales of Medical and Infection Control Products and Scientific Products, resulting from increased demand for existing products; the introduction of new products such as the Olympus B-Max microscope; and increases in selling prices for certain products, which increases were partially offset by decreased sales of Consumer Products, resulting from lower demand.

      Gross profit decreased by $46,000, or 0.4%, to $10,421,000 in fiscal 1995 from $10,467,000 in fiscal 1994. The gross profit margin decreased as a percentage of net sales to 30.5% in fiscal 1995, from 32.4% in fiscal 1994. The lower gross profit margin for fiscal 1995 reflects a provision for slow-moving infection control inventory, the reduction in the selling prices of certain camera models in Consumer Products to meet competition; supplier price increases, of which only a portion was passed along to customers; and changes in product mix.

      Shipping and warehouse expenses as a percentage of net sales were 2.3% for fiscal 1995, compared with 2.2% for fiscal 1994. This percentage increase was principally attributable to higher occupancy costs, including insurance, utilities and property tax, and increased costs of packing and shipping supplies.

      Selling expenses as a percentage of net sales were 14.8% for fiscal 1995, compared with 13.9% for fiscal 1994. Although selling expenses as a percentage of net sales increased as a result of additional personnel costs in the sales and product management functions and related travel expenses, this increase was offset in part by higher levels of sales against the fixed portion of these expenses.

      General and administrative expenses increased by $35,000 to $3,520,000 for fiscal 1995 from $3,485,000 for fiscal 1994. This increase was principally attributable to higher personnel costs, including termination pay for several former employees, an increase in professional fees and a write-down of certain MediVators assets to their estimated net realizable value in fiscal 1995, which increases were partially offset by a decrease in foreign exchange losses which resulted from translating the Company's Canadian subsidiary's United States dollar denominated loans into Canadian dollars at the period-end exchange rates during the first quarter of fiscal 1994. In October 1993, the Company began borrowing in Canadian dollars which eliminated such foreign exchange losses.

      Interest expense increased to $492,000 in fiscal 1995 as compared with $283,000 in fiscal 1994. This increase principally reflects interest at market rates on borrowings outstanding under Carsen's revolving credit facility, which was consummated on October 29, 1993 and an increase in average Canadian interest rates. Prior to October 29, 1993, the Company reported substantially reduced interest expense on its outstanding borrowings as a result of the 1991 debt restructuring.

      Income from continuing operations before income taxes and extraordinary gain decreased by $785,000 to $208,000 for fiscal 1995 from $993,000 for fiscal 1994.

      The provisions for income taxes in fiscal 1995 and 1994 represent taxes imposed on the Company's Canadian operations and, in 1995, Canadian withholding taxes on dividends remitted by Carsen to Cantel in the United States.

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

      Dividends on preferred stock of $314,000 for fiscal 1994, represent non-cash imputed dividends of approximately $205,000 and cash dividends payable of $109,000 on the Series A Preferred Stock.

Liquidity and Capital Resources

      At July 31, 1996, the Company's working capital was $11,373,000, compared with $12,723,000 at July 31, 1995. This decrease primarily reflects a decrease in accounts receivable, partially offset by a decrease in accounts payable, both of which were high at July 31, 1995 due to increased sales in July 1995. The decrease in working capital was partially attributable to a reduction of long-term debt, which decreased from $6,087,000 at July 31, 1995 to $3,419,000 at July 31, 1996.

      Net cash provided by operating activities was $2,133,000 for fiscal 1996, compared with net cash used in operating activities of $2,059,000 for fiscal 1995 and net cash provided by operating activities of $168,000 for fiscal 1994. In fiscal 1996, the net cash provided by operating activities was primarily due to income from continuing operations after adjusting for depreciation and a decrease in accounts receivable, partially offset by a decrease in accounts payable. The net cash used in operating activities in fiscal 1995 was primarily due to a loss from continuing operations after adjusting for depreciation, an increase in accounts receivable and a decrease in income taxes payable, partially offset by an increase in accounts payable. The net cash provided by operating activities in fiscal 1994 was primarily due to income from continuing operations after adjusting for depreciation and a decrease in accounts receivable, partially offset by a decrease in accounts payable.

      Net cash used in investing activities was $142,000 in fiscal 1996 and $134,000 in fiscal 1995, compared with net cash provided by investing activities of $2,055,000 in fiscal 1994 which was due primarily to proceeds from the sale of discontinued operations.

      Net cash used in financing activities was $2,108,000 in fiscal 1996, compared with net cash provided by financing activities of $1,495,000 in fiscal 1995 and net cash used in financing activities of $2,202,000 in fiscal 1994. These changes were principally due in fiscal 1996 to the reduction of long-term debt, partially offset by proceeds from the exercise of stock options, in fiscal 1995 due to an increase in outstanding borrowings under the Canadian revolving credit facility, and in fiscal 1994 due to a refinancing and reduction of long-term debt partially offset by proceeds from the sale of stock by MediVators prior to the Merger.

      The Company has two credit facilities, a $7,500,000 revolving credit facility for Carsen, and a $2,000,000 revolving credit facility for MediVators, which was entered into on May 27, 1996.

      Pursuant to the terms of the Carsen revolving credit facility, the borrowing availability is subject to a potential reduction on January 1, 1998 to an amount which will be agreed to by both Carsen and the lender and borrowings must be paid in full no later than December 31, 1998. Borrowings outstanding at July 31, 1996 and 1995 are in Canadian dollars and bear interest at .75% above the lender's Canadian prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly.

      Pursuant to the terms of the MediVators revolving credit facility, borrowings must be paid in full no later than December 3, 1998. Borrowings bear interest at 1.5% above the lender's U.S. prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly.

      Each of the credit facilities provide for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; require the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

      A decrease in the value of the Canadian dollar against the United States dollar could adversely affect the Company because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in

Canadian dollars. Such adverse currency fluctuations could also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars. Under the Carsen credit facility the Company's Canadian subsidiary has a $15,000,000 (U.S. dollars) foreign exchange hedging facility which is available to be used to minimize future adverse currency fluctuations as they relate to purchases of inventories.

      The Company's Canadian subsidiary had foreign exchange forward contracts at October 15, 1996 aggregating $12,000,000 (U.S. dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent the Canadian subsidiary's projected purchases of inventories through April 30, 1997.

      The average exchange rate of the contracts open at October 15, 1996 was $1.3587 Canadian dollar per United States dollar, or $.7360 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on October 7, 1996 was $1.3544 Canadian dollar per United States dollar, or $.7383 United States dollar per Canadian dollar.

      The Company believes that its anticipated cash flow from operations and the funds available under the revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future based upon the current level of operations. At October 4, 1996, $4,120,000 was available under the credit facilities.

      As of July 31, 1996, the Company had net operating loss carryforwards for United States income tax purposes ("NOLs") of approximately $15,389,000 which will expire through July 31, 2011. Of this amount, approximately $4,300,000 represents NOLs accumulated by MediVators prior to the Merger, which may only be used against the future earnings of MediVators and are subject to annual limitations due to the ownership change.

      In addition, the Company and its Canadian subsidiary cannot file consolidated tax returns, for Canadian or United States income tax purposes. Therefore, neither net losses sustained by the Company in the United States nor the NOLs can be utilized to reduce Canadian federal or provincial income taxes payable by the Canadian subsidiary on its taxable income nor can losses sustained by the Canadian subsidiary, if any, be used to offset taxable income earned by the Company in the United States. This has resulted in the payment of income taxes by the Company in Canada, notwithstanding net losses sustained by the Company in the United States.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 1996 Annual Meeting of Stockholders of Registrant.

Item 11. EXECUTIVE COMPENSATION.

      Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 1996 Annual Meeting of Stockholders of Registrant.

Item 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

      Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 1996 Annual Meeting of Stockholders of Registrant.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 1996 Annual Meeting of Stockholders of Registrant.

                                     PART IV

Item 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

            1. Consolidated Financial Statements:

                  (i) Reports of Independent Auditors.

                  (ii) Consolidated Balance Sheets as of July 31, 1996 and 1995.

                  (iii) Consolidated Statements of Operations for the years
            ended July 31, 1996, 1995, and 1994.

                  (iv) Consolidated Statements of Changes in Stockholders'
            Equity for the years ended July 31, 1996, 1995, and 1994.

                  (v) Consolidated Statements of Cash Flows for the years ended
            July 31, 1996, 1995, and 1994.

                  (vi) Notes to Consolidated Financial Statements.

            2. Consolidated Financial Statement Schedules:

                  (i) Schedule II - Valuation and Qualifying Accounts for the
            years ended July 31, 1996, 1995, and 1994.

            All other financial statement schedules are omitted since they are not required, not applicable, or the information has been included in the Consolidated Financial Statements or Notes thereto.

            3. Exhibits:

                  2 - Agreement and Plan of Merger dated as of November 14, 1995 by and among MediVators, Inc., Registrant and Cantel Acquisition Corp. (Incorporated herein by reference to

Annex I of Registrant's Registration Statement on Form S-4, Reg. No. 33-64727.)

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

                  10(k) - Stock Option Agreement, dated as of February 3, 1994, between the Registrant and Darwin C. Dornbush. (Incorporated herein by reference to Exhibit 10(1) to Registrant's 1995 Annual Report on Form 10-K (the "1995 10-K".)

                  10(l) - Stock Option Agreement, dated as of December 15, 1994, between the Registrant and Robert L. Barbanell. (Incorporated herein by reference to Exhibit 10(m) of Registrant's 1995 10-K.)

                  10(m) - Amendment to Loan Agreement, dated as of August 28, 1995, among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated herein by reference to Exhibit 10(n) of Registrant's 1995 10-K.)

                  10(n) - Exclusive License Agreement by and between Mayo Foundation for Medical Education and Research (formerly Mayo Medical Resources) and MediVators regarding the OTT Disinfector dated April 1, 1986, together with the First Amendment thereto dated May 26, 1988 and the Second Amendment thereto dated as of January 1, 1990. (Incorporated herein by reference to Exhibit 10A to MediVators' Registration Statement on Form S-18, File No. 33-41859C.)

                  10(o) - MediVators' 1991 Stock Option and Compensation Plan as amended. (Incorporated by reference to Exhibit 10P to MediVators' Registration Statement on Form S-3, File No. 33-79764.)

                  10(p) - MediVators' 1993 Director Stock Option Plan. (Incorporated by reference to Exhibit 10Q to MediVators' Registration Statement on Form S-3, File No. 33-79764.)

                  10(q) - Stock Option Agreement, dated as of March 15, 1996 , between the Registrant and Donald L. Sturtevant.

                  10(r) - Employment Agreement, dated as of March 15, 1996 between the Registrant and Donald L. Sturtevant.

                  10(s) - Loan and Security Agreement dated as of May 27, 1996 among MediVators, Inc., Disposal Sciences, Inc. and National Canada Finance Corp.

                  11 - Computation of Earnings per Share Data.

                  21 - Subsidiaries of Registrant.

                  24(a) - Consent of Ernst & Young LLP.

                  24(b) - Consent of Price Waterhouse LLP.

                  27 - Financial Data Schedule.

      (b) Reports on Form 8-K: A Current Report on Form 8-K/A dated March 15, 1996, which amended a report on Form 8-K and a report on Form 8-K/A previously filed, was filed during the three months ended July 31, 1996, reporting an event under Item 2 of Form 8-K related to the Registrant's acquisition of MediVators, Inc. The financial statements included in the Form 8-K/A were: (i) Consolidated Financial Statements of MediVators for the fiscal years ended December 31, 1994 and December 31, 1993 (incorporated by reference), (ii) Consolidated Financial Statements of MediVators for the nine months ended September 30, 1995 (incorporated by reference), (iii) Audited Consolidated Financial Statements of MediVators for the fiscal years ended July 31, 1995 and July 31, 1994, (iv) unaudited pro forma combined condensed statements of operations of the Company for the fiscal years ended July 31, 1995, 1994 and 1993 and the three month periods ended October 31, 1995 and 1994, and the unaudited pro forma combined condensed balance sheet of the Company as at October 31, 1995 (incorporated by reference), and (v) unaudited pro forma combined condensed statements of operations of the Company for the six month periods ended January 31, 1996 and 1995, and the unaudited pro forma combined condensed balance sheet of the Company as at January 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CANTEL INDUSTRIES, INC.

Date:  October 28, 1996            By: /s/ James P. Reilly
                                      --------------------
                                      James P. Reilly, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer
                                      and Principal Financial
                                      Officer)

                                   By: /s/ Craig A. Sheldon
                                      ---------------------
                                      Craig A. Sheldon, Vice
                                      President and Controller
                                      (Chief Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker                        Date:  October 28, 1996
-------------------------------
Charles M. Diker, a Director
and Chairman of the Board

/s/ James P. Reilly                         Date:   October 28, 1996
-------------------------------
James P. Reilly, a Director
and President

/s/ Robert L. Barbanell                     Date:  October 28, 1996
-------------------------------
Robert L. Barbanell, a Director

/s/ Richard L. Bloch                        Date:   October 28, 1996
-------------------------------
Richard L. Bloch, a Director

/s/ Darwin C. Dornbush                      Date:   October 28, 1996
-------------------------------
Darwin C. Dornbush, a Director

/s/ Alan J. Hirschfield                     Date:   October 28, 1996
-------------------------------
Alan J. Hirschfield, a Director

/s/ Morris W. Offit                         Date:   October 28, 1996
-------------------------------
Morris W. Offit, a Director

/s/ Bruce Slovin                            Date:   October 28, 1996
-------------------------------
Bruce Slovin, a Director

                   C A N T E L   I N D U S T R I E S,   I N C.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1996

                                    CONTENTS

Reports of Independent Auditors .........................................  1

Financial Statements

    Consolidated Balance Sheets .........................................  4
    Consolidated Statements of Operations ...............................  5
    Consolidated Statements of Changes
      in Stockholders' Equity ...........................................  6
    Consolidated Statements of Cash Flows ...............................  8
    Notes to Consolidated Financial Statements ..........................  9

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cantel Industries, Inc.

We have audited the accompanying consolidated balance sheet of Cantel Industries, Inc. as of July 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Industries, Inc. at July 31, 1996 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We previously audited and reported on the consolidated balance sheet as of July 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows of Cantel Industries, Inc. for each of the two years in the period ended July 31, 1995, as well as the financial statement schedule listed in the Index at Item 14(a), prior to their restatement for the 1996 pooling of interests as described in Note 3. The contribution of Cantel Industries, Inc. to total assets, net sales and income from continuing operations represented $17,399,000, $31,079,000 and $1,001,000 of the respective restated 1995 totals and $29,349,000 and $1,246,000 of the restated 1994 totals for net sales and income from continuing operations, respectively. Financial statements of MediVators, Inc. included in the 1995 and 1994 restated consolidated statements were audited and reported on separately by other auditors. The report of the other auditors who audited these statements appears elsewhere herein. We also have audited, as to combination only, the accompanying consolidated balance sheet of Cantel Industries, Inc. as of July 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended July 31, 1995, after restatement for the 1996 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 3 to the consolidated financial statements.

                                                       ERNST & YOUNG LLP


Princeton, New Jersey
September 18, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholder of
 MediVators, Inc.

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows as of and for each of the two years in the period ended July 31, 1995 (not presented separately herein) present fairly, in all material respects, the financial position, results of operations and cash flows of MediVators, Inc. and its subsidiary as of and for each of the two years in the period ended July 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of MediVators, Inc. for any period subsequent to July 31, 1995.


Price Waterhouse LLP
Minneapolis, Minnesota
May 3, 1996

                             CANTEL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                (Dollar Amounts in Thousands, Except Share Data)

                                                             July 31,
                                                       1996            1995
                                                      -----------------------

Assets
Current assets:
  Cash                                                $   682         $   799
  Accounts receivable, net of allowance for
    doubtful accounts of $132 in 1996 and
    $138 in 1995                                        5,268           8,392
  Inventories                                           8,196           8,456
  Prepaid expenses and other current assets               308             347
                                                      -------         -------
Total current assets                                   14,454          17,994

Property and equipment, at cost:
  Furniture and equipment                               1,796           2,088
  Leasehold improvements                                  697             842
                                                      -------         -------
                                                        2,493           2,930
  Less accumulated depreciation and amortization        1,884           2,052
                                                      -------         -------
                                                          609             878
Other assets, including goodwill of $167 in
  1996 and 1995                                           935             951
                                                      -------         -------
                                                      $15,998         $19,823
                                                      =======         =======


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                    $ 1,486         $ 3,426
  Compensation payable                                    722             941
  Other accrued expenses                                  792             540
  Income taxes payable                                     81             364
                                                      -------         -------
Total current liabilities                               3,081           5,271

Long-term debt                                          3,419           6,087
Deferred income taxes                                      97              91
Commitments and contingencies


Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                -               -
  Common Stock, $.10 par value per share;
    authorized 7,500,000 shares; issued and
    outstanding, 1996 - 3,888,695 shares;
    1995 - 3,765,353 shares                               389             377
  Additional capital                                   17,088          16,428
  Accumulated deficit                                  (6,748)         (7,170)
  Cumulative foreign currency translation
    adjustment                                         (1,328)         (1,261)
                                                      -------         -------
Total stockholders' equity                              9,401           8,374
                                                      -------         -------
                                                      $15,998         $19,823
                                                      =======         =======

See accompanying notes.

                             CANTEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              (Dollar Amounts in Thousands, Except Per Share Data)

                                                      Year Ended July 31,
                                                   1996       1995     1994
                                                  ---------------------------
Net sales:
  Product sales                                   $26,074   $30,095   $28,145
  Product service                                   3,718     4,030     4,059
                                                  -------   -------   -------
Total net sales                                    29,792    34,125    32,204
                                                  -------   -------   -------

Cost of sales:
  Product sales                                    17,081    21,222    19,189
  Product service                                   2,352     2,482     2,548
                                                  -------   -------   -------
Total cost of sales                                19,433    23,704    21,737
                                                  -------   -------   -------

Gross profit                                       10,359    10,421    10,467
                                                  -------   -------   -------

Expenses:
  Shipping and warehouse                              679       786       719
  Selling                                           4,353     5,037     4,480
  General and administrative                        3,251     3,520     3,485
  Research and development                            374       378       507
  Costs associated with the Merger                    486         -         -
                                                  -------   -------   -------
Total operating expenses                            9,143     9,721     9,191
                                                  -------   -------   -------
Income from continuing operations
  before interest expense, income
  taxes and extraordinary gain                      1,216       700     1,276

Interest expense                                      258       492       283
                                                  -------   -------   -------
Income from continuing operations
  before income taxes and
  extraordinary gain                                  958       208       993

Income taxes                                          536     1,001     1,054
                                                  -------   -------   -------
Income (loss) from continuing operations
  before extraordinary gain                           422      (793)      (61)

Income on disposal of discontinued
  operations                                            -         -       562
                                                  -------   -------   -------
Income (loss) before extraordinary gain               422      (793)      501
Extraordinary gain on extinguishment
  of debt                                               -         -     1,211
                                                  -------   -------   -------
Net income (loss)                                     422      (793)    1,712

Dividends on preferred stock                            -         -       314
                                                  -------   -------   -------
Net income(loss) attributable to  common stock    $   422   $  (793)  $ 1,398
                                                  =======   ========  =======

Earnings per common share:
  Primary:
    Continuing operations                         $  0.10   $ (0.21)  $ (0.10)
    Discontinued operations                             -         -      0.15
    Extraordinary gain on
      extinguishment of debt                            -         -      0.31
                                                  -------   --------  -------
  Net income (loss)                               $  0.10   $ (0.21)  $  0.36
                                                  =======   ========  =======

  Fully diluted:
    Continuing operations                         $  0.10   $ (0.21)  $ (0.10)
    Discontinued operations                             -         -      0.15
    Extraordinary gain on
      extinguishment of debt                            -         -      0.31
                                                  -------   --------  -------
  Net income (loss)                               $  0.10   $ (0.21)  $  0.36
                                                  =======   ========  =======

See accompanying notes.

                             CANTEL INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                (Dollar amounts in Thousands, Except Share Data)

                    Years Ended July 31, 1996, 1995 and 1994

                                 Preferred Stock
                                    Series A               Common Stock
                               --------------------    --------------------
                               Number of               Number of               Additional
                                Shares     Amount       Shares      Amount      Capital
                               --------- ----------    ---------  ---------    ----------

Balance, July 31, 1993             1,000        $1     3,197,734       $320       $17,248
 Repurchase and redemption
  of Series A Preferred Stock     (1,000)       (1)      133,950         13        (3,256)
 Exercise of options and
  warrants into Common Stock                             135,277         14           209
 Sales of stock by MediVators
  before the Merger                                      246,392         24         1,852
 Compensation expense                                                                   8
 Translation loss
 Net income
 Cash dividends payable
 Imputed dividends on Series A
  Preferred Stock                                                                     205
                               --------- ----------    ---------  ---------    ----------
Balance, July 31, 1994                 -         -     3,713,353        371        16,266
 Exercise of options
  into Common Stock                                       33,065          4            55
 Dividends on MediVators stock
  before the Merger                                        6,989          1            (1)
 Issuance of stock by
  MediVators before the Merger                            12,910          1            98
 Expense related to grant of
  non-employee options                                                                  6
 Forfeiture of deferred
  compensation                                              (964)
 Compensation expense                                                                   4
 Translation gain
 Net loss
                               --------- ----------    ---------  ---------    ----------
Balance, July 31, 1995                 -         -     3,765,353        377        16,428
 Exercise of options
  into Common Stock                                      122,985         12           653
 Dividends on MediVators stock
  before the Merger                                          357
 Compensation expense                                                                   7
 Translation  loss
 Net income
                               --------- ----------    ---------  ---------    ----------
Balance, July 31, 1996                 -         -     3,888,695       $389       $17,088
                               ========= ==========    =========  =========    ==========

See accompanying notes.

                                                                 Continued......

                            CANTEL INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                (Dollar amounts in Thousands, Except Share Data)

                    Years Ended July 31, 1996, 1995 and 1994

                                                   Cumulative
                                                     Foreign
                                                     Currency       Total
                                     Accumulated   Translation  Stockholders'
                                       Deficit     Adjustment      Equity
                                     -----------   -----------  ----------

Balance, July 31, 1993                $(10,992)      $  (936)       $5,641
 Repurchase and redemption
  of Series A Preferred Stock            3,217                         (27)
 Exercise of options and
  warrants into Common Stock                                           223
 Sales of stock by MediVators
  before the Merger                                                  1,876
 Compensation expense                                                    8
 Translation loss                                       (439)         (439)
 Net income                              1,712                       1,712
 Cash dividends payable                   (109)                       (109)
 Imputed dividends on Series A
  Preferred Stock                         (205)                          -
                                     ---------     ---------    ----------
Balance, July 31, 1994                  (6,377)       (1,375)        8,885
 Exercise of options
  into Common Stock                                                     59
 Dividends on MediVators stock
  before the Merger                                                      -
 Issuance of stock by
  MediVators before the Merger                                          99
 Expense related to grant of
  non-employee options                                                   6
 Forfeiture of deferred
  compensation                                                           -
 Compensation expense                                                    4
 Translation gain                                        114           114
 Net loss                                 (793)                       (793)
                                     ---------     ---------    ----------
Balance, July 31, 1995                  (7,170)       (1,261)        8,374
 Exercise of options
  into Common Stock                                                    665
 Dividends on MediVators stock
  before the Merger                                                      -
 Compensation expense                                                    7
 Translation loss                                        (67)          (67)
 Net income                                422                         422
                                     ---------     ---------    ----------
Balance, July 31, 1996                $ (6,748)      $(1,328)       $9,401
                                     =========     =========    ==========

See accompanying notes.

                             CANTEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar Amounts in Thousands)

                                                       Year Ended July 31,
                                                     1996      1995      1994
                                                  ----------------------------
Cash flows from operating activities
Income (loss) from continuing operations           $   422   $  (793) $   (61)
Adjustments to reconcile income (loss) from
  continuing operations to net cash provided
  by (used in) operating activities:
    Discontinued operations                              -         -      (94)
    Depreciation and amortization of continuing
      operations                                       367       573      464
    Depreciation and amortization of discontinued
      operations                                         -         -       13
    Deferred income taxes                                7        26       10
    Imputed interest                                     5        21       37
    Changes in assets and liabilities:
      Accounts receivable                            3,124    (2,853)     525
      Inventories                                      260       115      (13)
      Prepaid expenses and other current assets         39       266     (110)
      Accounts payable and accrued expenses         (1,808)    1,046     (753)
      Income taxes payable                            (283)     (460)     150
                                                   --------------------------
Net cash provided by (used in) operating
  activities                                         2,133    (2,059)     168
                                                   --------------------------
Cash flows from investing activities
Additions of property and equipment of continuing
  operations                                           (60)     (214)    (133)
Additions of property and equipment of discontinued
  operations                                             -         -       (4)
Cash provided by discontinued operations                 -         -       88
Proceeds from sale of discontinued operations            -         -    2,613
Other, net                                             (82)       80     (509)
                                                   ---------------------------
Net cash (used in) provided by investing
  activities                                          (142)     (134)   2,055
                                                   --------------------------
Cash flows from financing activities
Borrowings under credit facilities                  15,855    15,079   14,103
Repayments under credit facilities                 (18,523)  (13,319) (18,320)
Repurchase of Series A Preferred Stock                   -         -     (207)
Expenses associated with extinguishment of debt          -         -      (33)
Deferred compensation payments                        (105)     (133)    (134)
Proceeds (repayments) of note payable                    -      (240)     290
Proceeds from sales of MediVators stock                  -        49    1,876
Proceeds from exercise of stock options
  and warrants                                         665        59      223
                                                   --------------------------
Net cash (used in) provided by financing
  activities                                        (2,108)    1,495   (2,202)
                                                   ---------------------------
(Decrease) increase in cash                           (117)     (698)      21
Cash at beginning of year                              799     1,497    1,476
                                                   --------------------------
Cash at end of year                                $   682   $   799  $ 1,497
                                                   ==========================
Supplemental schedule of non-cash activity
Common stock of MediVators issued in
   satisfaction of note payable                          -   $    50        -
                                                   ==========================

See accompanying notes.

                             CANTEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended July 31, 1996, 1995 and 1994

1. Business Description

Cantel Industries, Inc. ("Cantel") has two wholly-owned subsidiaries (collectively known as the "Company"). Its Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary") is engaged in the marketing, distribution and service of medical and infection control, scientific and consumer products in Canada. Its United States subsidiary, MediVators, Inc. ("MediVators" or "United States subsidiary") was acquired in March 1996 and is engaged in the manufacturing, marketing, distribution and service of infection control products.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cantel Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is generally recognized as products are shipped to customers, net of provisions for sales allowances, warranties and similar items.

Translation of Foreign Currency Financial Statements

Assets and liabilities of Carsen are translated into United States dollars at year-end exchange rates; income and expenses are translated using average exchange rates during the year. The cumulative effect of the translation of Carsen's financial statements is presented as a separate component of stockholders' equity. Foreign exchange gains and losses related to the purchase of inventories are included in cost of sales. Non-cash foreign exchange losses resulting from translating Carsen's United States dollar denominated loans into Canadian dollars at the period-end exchange rate through October 29, 1993 are included in general and administrative expenses ($103,000 for the year ended July 31, 1994).

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization are provided on either the straight-line method or, for certain furniture and equipment at Carsen the declining balance method, over the estimated useful lives of the assets which generally range from 3-7 years for furniture and equipment and the life of the lease for leasehold improvements.

Other Assets

Inventories of sales samples which have not turned over within one year and medical loaners available for customers are included in other assets and are carried at the lower of cost or net realizable value.

Income Taxes

The Company accounts for income taxes by the liability method in accordance with Statement of Financial Accounting Standards
No. 109 (SFAS No. 109) "Accounting for Income Taxes".

No income taxes have been provided on the undistributed earnings ($9,131,000 at July 31, 1996) of Carsen since the Company does not intend to repatriate such earnings unless no additional United States taxes would result upon such repatriation.

Goodwill

Goodwill with respect to Carsen is not being amortized since, in the opinion of management, there has been no diminution of value since acquisition prior to 1970. The carrying value of the goodwill is reviewed if the facts and circumstances suggest that it may be permanently impaired. Such review is based upon the undiscounted expected future operating profit derived from such business. In the event such result is less than the carrying value of the goodwill, the carrying value of the goodwill is reduced to an amount that reflects the expected future benefit.

Earnings Per Common Share

Primary earnings per common share are computed based upon the weighted average number of common shares outstanding during the year plus the dilutive effect of options and warrants using the treasury stock method and the average market price for the period. In addition, for fiscal 1994, primary earnings per common share was calculated reflecting imputed dividends of $205,000 and cash dividends of $109,000 on the Series A Preferred Stock.

Fully diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the year plus the dilutive effect of options and warrants using the treasury stock method and the higher of the period-end or average market price for the period. Fully diluted earnings per share for 1994 was computed reflecting imputed dividends of $205,000 and cash dividends of $109,000 on the Series A Preferred Stock.

The following average shares were used for the computation of primary and fully diluted earnings per share:

                                        Year Ended July 31,
                                   1996        1995        1994
                                 ---------------------------------

               Primary           4,308,579   3,739,396   3,845,118
                                 =================================

               Fully Diluted     4,308,579   3,739,396   3,888,750
                                 =================================

During the year ended July 31, 1996, the Company incurred $486,000 in costs associated with the Merger. Without the effect of these merger costs, earnings per share from continuing operations would have been as follows:

                                        Year Ended July 31,
                                     1996      1995      1994
                                    ---------------------------

               Primary              $0.21     $(0.21)   $(0.10)
                                    ===========================

               Fully Diluted        $0.21     $(0.21)   $(0.10)
                                    ===========================

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Acquisition of MediVators

On March 15, 1996, the Company consummated a merger transaction with MediVators, a Minnesota company, pursuant to an Agreement and Plan of Merger under which MediVators became a wholly-owned subsidiary of the Company, and the stockholders of MediVators received an equity interest of approximately 26.5% in Cantel (without giving effect to outstanding options and warrants to acquire stock of Cantel or MediVators) (the "Merger").

The Merger has been accounted for as a pooling of interests for accounting purposes in accordance with generally accepted accounting principles. Under this accounting treatment, the assets, liabilities, stockholders' equity, results of operations, and cash flows of MediVators have been consolidated at their historical amounts for all periods presented and previously issued financial statements are restated as though MediVators had always been consolidated as a wholly-owned subsidiary.

In connection with the Merger, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, declared effective on February 8, 1996, which covered the issuance of the Company's common shares to the stockholders of MediVators in exchange for shares of MediVators common stock.

MediVators, a public company prior to the Merger, designs, manufactures, markets and distributes infection control equipment and supplies used for disinfecting flexible endoscopes and medical sharps disposal systems.

A reconciliation of consolidated net sales and income (loss) from continuing operations to the respective amounts of each of Cantel and MediVators prior to the Merger is as follows:

                                        Year Ended July 31,
                           --------------------------------------------
                                 1996            1995           1994
                                 ----            ----           ----
Net sales:
 Consolidated-post-Merger  $ 12,408,000    $          -   $          -
 Cantel-pre-Merger           15,155,000      31,079,000     29,349,000
 MediVators-pre-Merger        2,446,000       3,473,000      2,950,000
 Effect of eliminating
  intercompany sales -
  pre-Merger                   (217,000)       (427,000)       (95,000)
                           --------------------------------------------
Total consolidated net
  sales                    $ 29,792,000    $ 34,125,000   $ 32,204,000
                           ===========================================

Income (loss) from
   continuing operations:
 Consolidated-post-Merger  $    565,000    $          -   $          -
 Cantel-pre-Merger              123,000       1,001,000      1,246,000
 MediVators-pre-Merger         (254,000)     (1,768,000)    (1,307,000)
 Effect of eliminating
  intercompany profit
  in inventory-pre-Merger       (12,000)        (26,000)             -
                           -------------------------------------------
Total consolidated
  income (loss) from
  continuing operations    $    422,000    $   (793,000)  $    (61,000)
                           ============================================

In fiscal 1995, a $903,000 provision was recorded to write-down to net realizable value certain assets of MediVators' medical sharps disposal business, the majority of which was slow moving inventory.

In fiscal 1994, the income on disposal of discontinued operations and extraordinary gain on extinguishment of debt were entirely attributable to the pre-merger operations of Cantel.

4. Inventories

A summary of inventories is as follows:

                                      July 31,
                                 1996          1995
                              ------------------------

Parts                         $1,958,000    $1,574,000
Work-in-process                  275,000       369,000
Finished Goods                 5,963,000     6,513,000
                              ------------------------
Total                         $8,196,000    $8,456,000
                              ========================

5. Discontinued Operations

On October 29, 1993, the Company consummated the sale of all of the assets and transferred certain liabilities of its Seating Division to the German manufacturer of the seating products for $2,809,000. The Company received $2,659,000 in cash and a $150,000 promissory note of the purchaser of the Seating Division. The promissory note was paid in October 1994. An additional contingent payment of up to $150,000 could become due on the 90th day following the end of the calendar year 1996, dependent upon the operating results of the Seating Division.

6. Financing Arrangements

Simultaneous with the sale of its Seating Division, the Company paid in full its then outstanding United States bank debt of $1,300,000 plus accrued interest and refinanced the Company's Canadian credit facility. The remaining deferred interest benefit of $1,211,000 arising from the Company's 1991 debt restructuring with its lending banks and subordinated debenture holders was recognized as an extraordinary gain on extinguishment of debt. Since October 29, 1993, the Company's interest expense reflects a market rate of interest on its borrowings.

The Company has two credit facilities, a $7,500,000 revolving credit facility for Carsen, and a $2,000,000 revolving credit facility for MediVators, which was entered into on May 27, 1996.

Pursuant to the terms of the Carsen revolving credit facility, the borrowing availability is subject to a potential reduction on January 1, 1998 to an amount which will be agreed to by both Carsen and the lender and borrowings must be paid in full no later than December 31, 1998. Borrowings outstanding at July 31, 1996 and 1995 are in Canadian dollars and bear interest at .75% above the lender's Canadian prime rate. The lender's Canadian prime rate was 6.25% at July 31, 1996. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $3,419,000 of borrowings outstanding under this facility at July 31, 1996.

Pursuant to the terms of the MediVators revolving credit facility, borrowings must be paid in full no later than December 3, 1998. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.25% at July 31, 1996. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. There were no borrowings outstanding under this facility at July 31, 1996.
                                   14

Each of the credit facilities provide for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; require the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

7. Income Taxes

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

The Company recorded a charge of $413,000 in its income tax provision for fiscal 1993, which represented management's estimated cost to settle this matter as well as related provincial income taxes for the period. In addition, the Company provided interest charges of approximately $34,000 and $120,000 in fiscal 1994 and 1993, respectively, which represented interest on the federal and provincial income taxes and withholding taxes. Such provisions approximated the full amount of the reassessment for the federal and provincial income and withholding taxes and the related interest thereon. The federal and provincial income taxes and the withholding taxes and related interest thereon were paid under protest during fiscal 1995. During fiscal 1996, the Company negotiated a settlement with Revenue Canada which resulted in the recovery of federal and provincial income taxes and withholding taxes of approximately $182,000 and interest of approximately $103,000. Of these amounts, approximately $218,000 has been received to date.

Deferred income taxes recorded in the consolidated balance sheets at July 31, 1996 and 1995 include deferred tax assets related to net operating loss carryforwards ("NOLs") of $5,232,000 and $5,062,000 respectively, which have been fully offset by valuation allowances, and deferred tax liabilities related to the use of accelerated methods of depreciation for income tax purposes of $97,000 and $91,000, respectively. The valuation allowances have been established equal to the full amount of the deferred tax assets, as the Company was not assured at July 31, 1996 and 1995, that it was more likely than not that a benefit will be realized.

For financial statement and domestic tax reporting purposes, the Company has NOLs of approximately $15,389,000 at July 31, 1996, which expire through July 31, 2011. Of this amount, approximately $4,300,000 represents NOLs accumulated by MediVators prior to the Merger, which may only be used against the future earnings of MediVators and are subject to annual limitations due to the ownership change. The net operating loss carryforwards presented are based upon the tax returns as filed and are subject to examination by the Internal Revenue Service.

The provision for income taxes consists of the following:

                                        Year Ended July 31,
                        1996                   1995                  1994
                  --------------------------------------------------------------
                  Current  Deferred      Current  Deferred     Current  Deferred
                  --------------------------------------------------------------
United
States           $ 27,000  $     -    $   14,000  $     -    $    2,000  $     -

Canada            502,000    7,000       961,000   26,000     1,042,000   10,000
                 ---------------------------------------------------------------

Total            $529,000  $ 7,000    $  975,000  $26,000    $1,044,000  $10,000
                 ===============================================================

The components of income (loss) from continuing operations before income taxes are as follows:

                                       Year Ended July 31,
                                1996          1995           1994
                             ---------------------------------------

    United States            $ (525,000) $ (2,072,000)  $ (1,359,000)
    Canada                    1,483,000     2,280,000      2,352,000
                             ---------------------------------------
    Total                    $  958,000  $    208,000   $    993,000
                             =======================================

The effective rate on continuing operations differs from the United States statutory rate (34%) due to the following:

                                                    Year Ended July 31,
                                               1996         1995        1994
                                           -----------------------------------

Expected statutory tax expense             $  326,000   $   71,000  $  338,000
Canadian dividend withholding taxes            22,000       12,000           -
Canadian tax settlement                      (182,000)           -           -
Differential attributable to
  Canadian operations                         187,000      212,000     252,000
Benefit not recognized on domestic
  operating losses                            178,000      704,000     462,000
State and local taxes                           5,000        2,000       2,000
                                           -----------------------------------
Total                                      $  536,000   $1,001,000  $1,054,000
                                           ===================================

8. Commitments and Contingencies

Distribution Agreements

      Olympus Agreement

The majority of Carsen's sales of medical, scientific and consumer products have been made pursuant to an agreement with Olympus America, Inc. ("Olympus") under which Olympus has granted Carsen the exclusive right to distribute the covered Olympus products in Canada. All products sold by Carsen pursuant to the agreement bear the "Olympus" trademark. The Olympus Agreement expires on March 31, 1998.

During the term of the Olympus Agreement, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreement.

The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of medical equipment, precision instruments, industrial technology equipment and consumer products. The aggregate annual minimum purchase obligations for all such products are approximately $17.2 million and $18.5 million during the contract years ending March 31, 1997 and 1998, respectively.

Subject to an allowance of a 10% shortfall from the minimum purchase requirements in certain situations, Olympus has the right to terminate the Olympus Agreement with respect to each product group for which Carsen has failed to meet the minimum purchase requirements. If Carsen fails to meet such requirements for both precision instruments and industrial technology equipment, or for medical equipment, then Olympus has the right to terminate the entire Olympus Agreement. Olympus may also terminate the Olympus Agreement if Carsen breaches its other obligations under the Olympus Agreement, or if Carsen fails to meet any Olympus credit requirement for sale on open account and does not provide Olympus with a letter of credit to secure Carsen's payment obligations after demand by Olympus. Carsen has delivered to Olympus a letter of credit to secure payment of Carsen's first $500,000 of monthly purchases.

      MediVators Agreement

MediVators entered into a three year agreement with Olympus effective May 1, 1996, under which Olympus was granted the exclusive right to distribute the endoscope disinfection equipment and related accessories in the United States, Central and South America, The Caribbean, and the West Indies (excluding Bermuda). All products sold by Olympus pursuant to this agreement will bear both the "Olympus" and "MediVators" trademarks.

This agreement imposes minimum purchase obligations on Olympus. Failure to achieve the minimum purchase requirement in any year would give MediVators the right to terminate the agreement.

Revenue on sales to Olympus is recognized on a bill and hold basis based upon the receipt of a written purchase order from Olympus, the completion date specified in the order, the actual completion of the manufacturing process and the invoicing of goods. At July 31, 1996, accounts receivable included bill and hold receivables of approximately $566,000.

License Agreement

MediVators is a party to an exclusive worldwide license agreement with the Mayo Foundation for Medical Education and Research (the "Mayo Foundation") which grants MediVators a license to manufacture and sell certain related patented equipment known as the OTT Disinfector for flexible endoscopes ("OTT Disinfector") and to use certain related proprietary know-how of the Mayo Foundation (the "License Agreement"). Under the License Agreement, the Mayo Foundation owns all patent rights and know-how with respect to the OTT Disinfector. The License Agreement expires December 31, 2005. Under the License Agreement, MediVators must pay a royalty equal to five percent (5%) of the net revenues received by MediVators from sales of the OTT Disinfector and enhancements or improvements to the OTT Disinfector. Although MediVators no longer sells the OTT Disinfector, it pays the Mayo Foundation a royalty on revenue from sales of a successor line of disinfector product developed by MediVators known as the DSD-91. This product does not utilize the patented technology of the OTT Disinfector but did evolve from certain licensed know-how related thereto. The Mayo Foundation has the right to terminate the License Agreement if MediVators fails to pay minimum royalties of $75,000 per year.

Foreign Exchange Contracts

The Company's Canadian subsidiary enters into foreign exchange forward contracts to purchase United States dollars to hedge against currency fluctuations affecting purchases of inventory. Total commitments for such forward contracts amounted to approximately $4,137,000 at July 31, 1996, and cover projected purchases of inventory through September 30, 1996. The fair value of such contracts at July 31, 1996, based upon current market quotes for contracts with similar terms, approximated the carrying value of such contracts.

Lease Obligations

Aggregate future minimum rental commitments at July 31, l996 under operating leases for warehouse and office space are as follows:

             Year Ended July 31,
                  1997                             $    288,000
                  1998                                  279,000
                  1999                                  279,000
                  2000                                  279,000
                  2001                                  160,000
                  Thereafter                             27,000
                                                      ---------
                  Total rental commitments         $  1,312,000
                                                      =========

Rent expense aggregated $283,000, $316,000 and $293,000 for fiscal 1996, 1995 and 1994, respectively. Of these amounts, approximately $106,000 in each year was paid to a director and former officer of MediVators who was previously the landlord of MediVators' manufacturing, warehouse and office facility.

Environmental Litigation

In November 1995, the Company was one of 102 named defendants in the lawsuit titled "Caldwell Trucking PRP Group v. ADT Automotive, Inc., including Cantel Industries, Inc." brought by nine companies which settled a Comprehensive Environmental Response Compensation and Liability Act claim by the United States Government and the State of New Jersey for contribution to the remediation costs of an alleged hazardous waste site in New Jersey. The complaint, which related to alleged septic and/or industrial waste disposed of prior to 1984, seeks total past and future remediation costs from the 102 named defendants and prior settling companies, originally estimated at approximately $30 million (but subsequently estimated by plaintiff's group to be approximately $42 million, of which they claim to have already expended $10 million), but does not allege any specific offense against the Company at this time. Management of the Company believes that Cantel was not engaged in the production, transportation or dumping of industrial waste at any time. Although the Company can make no estimate of what its share, if any, of this total potential exposure could be, based on its current knowledge and available information, management believes that the claim will not have a material adverse effect on the Company or its liquidity, financial condition or operating results. Furthermore, the Company believes that it has defenses to the suit and that it may have insurance covering such claims in whole or in part, and intends to vigorously defend itself in this litigation.

9. Stockholders' Equity

On October 29, 1993, the Company redeemed all 1,000 issued and outstanding shares of the Series A Preferred Stock which had previously been issued to the Company's lending banks in connection with the 1991 debt restructuring, including any rights the banks may have had to receive warrants and/or dividends thereunder, for a cash payment of $200,000, the assignment of the $150,000 note of the purchaser of the Seating Division, which was paid in October 1994, and the assignment of 50% of the contingent payment of up to $150,000 which could become due on the 90th day following the end of the calendar year 1996, dependent upon the operating results of the Seating Division. The banks also received 133,950 shares of the Company's Common Stock.

During the year ended July 31, 1994, the equivalent of 246,392 shares of Common Stock were issued by MediVators in connection with two private placements of its stock.

At July 31, 1996 and 1995, respectively, there was an aggregate of 352,469 warrants outstanding to purchase shares of Common Stock at prices ranging from $1.50 to $19.45 per share.

The Company's 1991 Employee Stock Option Plan provides for the granting of options to employees to purchase up to 250,000 shares of the Company's Common Stock through January 2, 2001. Options under this plan are granted at no less than 100% of the market price at the time of the grant, and become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. At July 31, 1996, 105,625 shares were available for grant under this plan.

The Company's 1991 Directors' Stock Option Plan provides for the granting of options to directors to purchase up to 200,000 shares of its Common Stock. Options under this plan may be granted to directors only. Under the plan, options to purchase 1,000 shares are granted annually on the last business day of the Company's fiscal year to each member of the Company's Board of Directors. The annual options are exercisable, as to 50% of the number of shares, on the first anniversary of the grant of such options and are exercisable for the balance of such shares on the second anniversary of the grant of such options. On a quarterly basis, options to purchase 500 shares are granted to each member of the Company's Board, except for employees of the Company, in attendance at that quarter's Board of Directors meeting. The quarterly options are exercisable immediately.

The exercise price of each option is the fair market value on the date the option is granted. At July 31, 1996, 40,000 shares were available for grant under this plan.

The Company also has outstanding non-plan options which have been granted at the market price at the time of grant, are fully exercisable and expire up to a maximum of ten years from the date of grant, and options granted by MediVators prior to the Merger under the MediVators 1991 Stock Option Plan which became fully exercisable as the result of the Merger. No future options will be granted under the MediVators Stock Option Plan.

A summary of stock option activity follows:

                                                     Year ended July 31,
                                                1996         1995         1994
                                             -----------------------------------

Outstanding at beginning of year              612,717      550,165      588,200
  Granted                                      96,000      119,309       60,000
  Canceled                                    (11,500)     (16,757)     (51,785)
  Exercised                                  (124,533)     (40,000)     (46,250)
                                             -----------------------------------
Outstanding at end of year                    572,684      612,717      550,165
                                             ==================================

Exercisable at end of year                    467,934      537,342      496,915
                                             ==================================

Average price of options outstanding            $4.53        $4.12        $3.81
                                             ==================================

10. Profit Sharing Plan

Carsen has a profit-sharing plan for the benefit of eligible employees. Contributions by Carsen are discretionary and aggregate contributions are limited in any year to the amount allowable as a deduction in computing taxable income.

Contributions under the Carsen plan were $26,000, $53,000 and $40,000 for fiscal 1996, 1995 and 1994, respectively.

11. Supplemental Income Statement and Cash Flow Information

Advertising costs charged to expenses were $295,000, $380,000 and $443,000 for fiscal 1996, 1995 and 1994, respectively.

Interest paid was $362,000, $488,000 and $434,000 for fiscal 1996, 1995 and
1994, respectively.

Federal, state and foreign income tax payments were $784,000, $949,000 and $835,000 for fiscal 1996, 1995 and 1994 respectively.

12. Information as to Operations in Different Industries and Foreign and Domestic Operations

The Company is engaged in the marketing, distribution and service of medical and infection control, scientific and consumer products in Canada, and the manufacturing, marketing, distribution and service of medical and infection control products in the United States.

The medical and infection control and scientific products distributed by the Company consist of medical equipment, including flexible and rigid endoscopes, endoscope disinfection equipment, medical sharps disposal systems, surgical equipment and related accessories that are sold to hospitals; precision instruments, including microscopes and related accessories that are sold to educational institutions, hospitals and government and industrial laboratories; and industrial technology equipment, including borescopes, fiberscopes, video image scopes and laser distance measurement products that are sold primarily to large industrial companies.

The consumer products distributed by the Company consist of photographic and optical equipment, including cameras, binoculars, slide projectors and screens, light meters, camera luggage, and other photographic products and accessories. The Company also distributes hand-held dictation equipment, paper shredders and other business products. The consumer products are distributed mostly to independent retailers, cooperative buying groups, large retail store chains, and major department stores.

(a) Information as to continuing operations in different industries is summarized below:

                                               Year Ended July 31,
                                         1996          1995          1994
                                     ---------------------------------------
Net sales from continuing
  operations:
  Medical and infection control
    and scientific products:
    Medical and infection
      control products               $16,221,000   $18,213,000   $15,845,000
    Scientific products                5,693,000     5,756,000     5,041,000
    Product service                    3,718,000     4,030,000     4,059,000
  Consumer products                    4,160,000     6,126,000     7,259,000
                                     ---------------------------------------
Total                                $29,792,000   $34,125,000   $32,204,000
                                     =======================================
Operating income (loss) from
  continuing operations:
  Medical and infection control
    and scientific products:
    Medical and infection
      control products               $ 2,101,000   $   949,000   $ 1,147,000
    Scientific products                 (148,000)      (28,000)       18,000
    Product service                    1,102,000     1,247,000     1,210,000
  Consumer products                     (560,000)     (662,000)     (309,000)
                                     ---------------------------------------
                                       2,495,000     1,506,000     2,066,000

General corporate expenses              (793,000)     (806,000)     (790,000)
Costs associated with the
   Merger                               (486,000)            -             -
Interest expense                        (258,000)     (492,000)     (283,000)
                                     ---------------------------------------
Income from continuing
  operations before income
  taxes and extraordinary
  gain                               $   958,000   $   208,000   $   993,000
                                     =======================================

                                                Year Ended July 31,
                                         1996          1995          1994
                                     ---------------------------------------
Identifiable assets:
  Medical and infection control
    and scientific products:
    Medical and infection
      control products               $ 7,992,000   $10,368,000   $ 8,494,000
    Scientific products                3,798,000     4,285,000     3,688,000
    Product service                    1,176,000     1,500,000     1,564,000
  Consumer products                    2,129,000     2,664,000     2,722,000
  General corporate                      903,000     1,006,000     1,944,000
                                     ---------------------------------------
Total                                $15,998,000   $19,823,000   $18,412,000
                                     =======================================
Capital expenditures:
  Medical and infection control
    and scientific products:
    Medical and infection
      control products               $    36,000   $   181,000   $    86,000
    Scientific products                    7,000         3,000        18,000
    Product service                        5,000        10,000         7,000
  Consumer products                        5,000        14,000        12,000
  General corporate                        7,000         6,000        10,000
                                     ---------------------------------------
Total from continuing operations          60,000       214,000       133,000
Discontinued operations                        -             -         4,000
                                     ---------------------------------------
Total                                $    60,000   $   214,000   $   137,000
                                     =======================================
Depreciation and amortization:
  Medical and infection control
    and scientific products:
    Medical and infection
      control products               $   175,000   $   392,000   $   298,000
    Scientific products                  143,000       134,000       116,000
    Product service                       21,000        17,000        17,000
  Consumer products                       23,000        26,000        29,000
  General corporate                        5,000         4,000         4,000
                                     ---------------------------------------
Total from continuing operations         367,000       573,000       464,000
Discontinued operations                        -             -        13,000
                                     ---------------------------------------
Total                                $   367,000   $   573,000   $   477,000
                                     =======================================

(b) Information as to geographic areas is summarized below:

                                                Year Ended July 31,
                                         1996          1995          1994
                                     ---------------------------------------
Net sales from continuing
 operations:
   United States                     $ 4,646,000   $ 3,098,000   $ 2,855,000
   Canada                             25,146,000    31,027,000    29,349,000
                                     ---------------------------------------
Total                                $29,792,000   $34,125,000   $32,204,000
                                     =======================================
Operating income (loss) from
 continuing operations:
   United States                     $   148,000  $ (1,725,000)  $(1,293,000)
   Canada                              2,347,000     3,231,000     3,359,000
                                     ---------------------------------------
Total                                $ 2,495,000   $ 1,506,000   $ 2,066,000
                                     =======================================
Total assets:
   United States                     $ 3,180,000   $ 2,602,000   $ 4,646,000
   Canada                             12,818,000    17,221,000    13,766,000
                                     ---------------------------------------
Total                                $15,998,000   $19,823,000   $18,412,000
                                     =======================================

                             CANTEL INDUSTRIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Column A         Column B      Column C      Column D      Column E
------------------------------------------------------------------------

                     Balance at                                Balance
                     Beginning                                 at End
                     of Period      Additions     Deductions   of Period
                     ---------------------------------------------------
Allowance for
doubtful accounts:

  Year ended
  July 31, 1996      $138,000      $ 34,000       $ 40,000     $132,000
                     ==================================================

  Year ended
  July 31, 1995      $152,000      $105,000       $119,000     $138,000
                     ==================================================

  Year ended
  July 31, 1994      $ 61,000      $119,000       $ 28,000     $152,000
                     ==================================================