Form 10-K/A
period 1996-07-31
CANTEL INDUSTRIES INC
filed 1996-11-27
CIK 19446

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     Form 10-K/A

                 Annual Report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                       For the fiscal year ended July 31, 1996

                              Commission File No. 0-6132

                                CANTEL INDUSTRIES, INC.
        ----------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                        Delaware                            22-1760285
       -------------------------------           -----------------------------
       (State or other jurisdiction of                 (I.R.S. employer
        incorporation or organization)                identification no.)

                  1135 Broad Street, Clifton, New Jersey          07013
       -----------------------------------------------------------------------
               (Address of principal executive offices)          (Zip code)

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

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

    The current directors and executive officers of the Company are as follows:

Name                    Age             Position
----                    ---             --------

Charles M. Diker         61      Chairman of the Board and
                                      Director
Alan J. Hirschfield      61      Vice Chairman of the Board,
                                      Director and a member of
                                      the Compensation Committee
James P. Reilly          56      President, Chief Executive
                                      Officer and Director
Darwin C. Dornbush       66      Secretary, Director and a
                                      member of both the Audit
                                      Committee and the
                                      Compensation Committee
Robert L. Barbanell      66      Director and a member of the
                                      Audit Committee
Richard L. Bloch         67      Director and a member of the
                                      Compensation Committee
Morris W. Offit          59      Director
Bruce Slovin             60      Director and a member of the
                                      Audit Committee
Edward E. Meltz          63      Vice President
Craig A. Sheldon         34      Vice President and Controller


    Mr. Diker, who became Chairman of the Board of the Company in April 1986, is a private investor and a non-managing principal of Weiss, Peck & Greer, an investment management company. Mr. Diker is also a director of BeautiControl Cosmetics, Inc. (NASDAQ), a manufacturer of cosmetics marketed by direct sales, International Specialty Products (NYSE), a specialty chemical company, Data Broadcasting Corp. (NASDAQ), a communication services and technology company, and Chyron Corporation (NYSE), a supplier of graphics for the television industry.

    Mr. Hirschfield has served as Vice Chairman of the Board of the Company since January 1988. Since July 1992, he has served as Co-Chairman and Co-Chief Executive Officer of Data Broadcasting Corp. (NASDAQ), a communication services and technology company. From October 1990 to July 1992, he served as Co-Chief Executive Officer of FNN, Inc., the predecessor of Data Broadcasting Corp. From April 1990 to December 1992, he served as a managing director of Wertheim Schroder, Inc., an investment banking firm. Mr. Hirschfield is also a director of Chyron Corporation (NYSE), a supplier of graphics for the television industry.

    Mr. Reilly has served as President and Chief Executive Officer of the Company since June 1989. Mr. Reilly is a certified public accountant.

    Mr. Dornbush, Secretary of the Company since July 1990, has been a partner in the law firm of Dornbush Mensch Mandelstam & Schaeffer, LLP, general counsel to the Company, for more than the past five years. Mr. Dornbush is also a director of Benihana, Inc. (NASDAQ), a company which operates Japanese style restaurants.

    Mr. Barbanell has served as President of Robert L. Barbanell Associates, Inc., a financial consulting company, since July 1994. From September 1981 to June 1994, Mr. Barbanell was employed in various capacities by Bankers Trust New York Corporation, most recently as Managing Director of European Merchant Bank of Bankers Trust International PLC. Mr. Barbanell is also Chairman of the Board and a director of Marine Drilling Companies, Inc. (NASDAQ), a drilling contractor, and Kaye Group Inc. (NASDAQ), an insurance brokerage and insurance underwriting company.

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

    Mr. Offit has served as Chief Executive Officer of OFFITBANK, a limited purpose trust company chartered by the New York State Banking Department, since July 1990. Prior thereto, Mr. Offit served as President of Offit Associates, Inc., an investment counselling firm. Mr. Offit is Chairman of the Board of Trustees of Johns Hopkins University and a former partner of Salomon Brothers, Inc. He serves as a director of Mercantile Bankshares Corp. (NASDAQ), a bank holding company, and Hasbro Inc. (AMEX), a toy manufacturer.

    Mr. Slovin has served as President and a director of MacAndrews & Forbes Holdings Inc. and Revlon Group, Inc., privately held industrial holding companies, since 1985. Mr. Slovin is also a director of Continental Health Affiliates, Inc.

(NASDAQ), a health care services company, Oak Hill Sportswear Corp. (NASDAQ), a sportswear manufacturer, The Coleman Company, Inc. (NYSE), a manufacturer of outdoor recreation products, Meridian Sports Incorporated (NASDAQ), a watersports company, Infu-Tech, Inc. (NASDAQ), a home health care company, Mafco Consolidated Group, Inc. (NYSE), a manufacturer of cigars and licorice extract and flavorings, and Power Control Technologies, Inc. (NYSE), a manufacturer of machinery and hydraulics for the aerospace industry.

    Mr. Meltz has been employed by the Company as a Vice President since 1982. Mr. Meltz currently serves as President of Carsen Group Inc., the Company's Canadian subsidiary ("Carsen"), where he has served as an executive officer since 1982. Mr. Meltz is a chartered accountant.

    Mr. Sheldon has been employed by the Company as Vice President and Controller since November 1994. From November 1993 until October 1994, Mr. Sheldon was Vice President and Controller of Imaging Technologies, Inc., a private software development company. From January 1992 until October 1993, Mr. Sheldon was Corporate Accounting Manager of Toys "R" Us, Inc., a toy retailer. From September 1984 until December 1991, Mr. Sheldon was employed by the accounting firm of Ernst & Young LLP, most recently as an audit manager. Mr. Sheldon is a certified public accountant.


    The following individuals are executive officers of subsidiaries who may be deemed executive officers of the Company pursuant to Rule 3b-7 of the Securities Exchange Act of 1934:

    Mr. William J. Vella (age 40) has been employed by Carsen in various capacities since October 1981. He has served as Executive Vice President of Carsen since December 1994.

    Mr. Donald L. Sturtevant (age 58) has been employed as President of MediVators, Inc., the Company's United States subsidiary ("MediVators"), since January 1991. Mr. Sturtevant is also a director of ACT Teleconferencing, Inc.(NASDAQ), which provides audio and video teleconferencing services.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

    The following table sets forth, for the fiscal years ended July 31, 1996, 1995, and 1994, compensation, including salary, bonuses, stock options and certain other compensation, paid by the Company to the Chief Executive Officer and to the other executive officers of the Company who received more than $100,000 in salary and bonus during fiscal year 1996:


                              Summary Compensation Table
                                                            Long Term
                                                           Compensation
               Annual Compensation (1)                       Awards (2)
------------------------------------------------------------------------------
Name and                             Salary       Bonus      Options (#)
Principal Position          Year      ($)          ($)
------------------------------------------------------------------------------


James P. Reilly             1996    250,000           0       1,000
  President and Chief       1995    250,000           0       1,000
  Executive Officer of      1994    250,000      84,900       1,000
  the Company

Edward E. Meltz             1996    155,914 (3)       0       2,000
  Vice President of the     1995    157,242 (3)       0       2,000
  Company and President     1994    146,518 (3)  23,100       2,500
  of Carsen

William J. Vella            1996    118,438 (4)   7,360      15,000
  Executive Vice President  1995    110,670 (4)       0       2,000
  of Carsen                 1994    101,951 (4)  24,316       5,000

   ________________________________

(1) The Company did not pay or provide other forms of annual compensation (such as perquisites and other personal benefits) to the above-named executive officers having a value exceeding the lesser of $50,000 or 10% of the total annual salary and bonus reported for such officers.

(2) The Company has no long term incentive compensation plan other than its Employee Stock Option Plans, the MediVators Stock Option Plan, and the Directors' Stock Option Plan described herein and various individually granted options. The Company does not award stock appreciation rights, restricted stock awards or long term incentive plan pay-outs.

(3) Mr. Meltz received a salary of $210,000 Canadian dollars in each of the last three fiscal years and a bonus of $33,102 Canadian dollars in fiscal 1994.

(4) Mr. Vella received a salary of $161,850 and a bonus of $10,000 Canadian dollars in fiscal 1996 and a salary of $152,620 Canadian dollars in fiscal 1995 and a salary of $137,215 and a bonus of $32,726 Canadian dollars in fiscal 1994.

OPTIONS GRANTED IN FISCAL 1996

         The following information is furnished for the fiscal year ended
July 31, 1996 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock options granted during such fiscal year. Stock options were granted without tandem stock appreciation rights.

                                                                                         Potential
                                                                                         Realizable
                                                                                         Value at
                                   % of Total                                            Assumed Annual
                    Number of      Options                                               Rates of Stock
                    Shares         Granted to      Exercise                              Price
                    Underlying     Employees       Price                                 Appreciation
                    Options        During the      Per               Expiration          for Option
Name                Granted        Fiscal year     Share ($)         Date                Term ($)(1)
----                ----------     -----------     ---------         ----------          --------------
                                                                                           5%      10%
                                                                                         ------  ------
James P. Reilly       1,000 (2)       1.4            6.81             07/30/06           11,100   17,670

Edward E. Meltz       2,000 (3)       2.9            8.75             10/31/00           22,340   28,180

William J. Vella     15,000 (3)      21.4            8.75             10/31/00          167,510  211,380

___________________________


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

AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL YEAR END OPTION VALUES

    The following information is furnished for the fiscal year ended July 31, 1996 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock option exercises during such fiscal year.

                                                                 Number of Shares                      Value of
                        Shares                                Underlying Unexercised           Unexercised in-the-Money
                       Acquired            Value               Options at 7/31/96                Options at 7/31/96 ($)
     Name          On Exercise (#)    Realized ($)        Exercisable  Non-Exercisable         Exercisable   Non-Exercisable
     ----          ---------------    ------------        ----------------------------         -----------------------------

James P. Reilly                0                0            193,315          1,500             965,282             656


Edward E. Meltz            4,000           24,137                  0          5,750                   0          10,197

William J. Vella             500            3,250              9,250         20,250              25,566          14,066


STOCK OPTIONS

    An aggregate of 250,000 shares of Common Stock are reserved for issuance or available for grant under the Company's 1991 Employee Stock Option Plan (the "Employee Plan"). Options granted under the Employee Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The Employee Plan is administered in all respects by a committee composed of at least two non-employee members of the Company's Board of Directors who are designated by the Board (the "Stock Option Committee"). The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of an employee who possesses more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Holder"), the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by the tendering or cashless exchange of shares of Common Stock or of options to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10 % Holder. All currently outstanding options have a term of five years. At July 31, 1996, options to purchase 115,125 shares of Common Stock at prices between $3.50 and $8.75 per share were outstanding under the Employee Plan, and 105,625 shares were available for grant under the Employee Plan.

    An aggregate of 200,000 shares of Common Stock are reserved for issuance or available for grant under the Company's 1991 Directors' Stock Option Plan (the "Directors' Plan"). Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for the automatic grant to each of the company's directors of options to purchase 1,000 shares of Common Stock on the last business day of the Company's fiscal year. In addition, an option to purchase 500 shares of Common Stock is granted automatically on the last business day of each fiscal quarter to each director (exclusive of Messrs. Diker, Reilly and Dornbush and any other director who serves as an officer or employee of the Company) provided that the director attended any regularly scheduled meeting of the Board, if any, held during such quarter. Each such option grant is at an exercise price equal to the fair market value of the Common Stock on the date of grant and has a ten year term (but in no event more than three months following the optionee's ceasing to serve as a director of the Company). The fiscal year options are exercisable in two equal annual installments commencing on the first anniversary of the grant thereof and the quarterly options are exercisable in full immediately. At July 31, 1996, options to purchase 110,000 shares of Common Stock at prices between $2.00 and $10.25 per share were outstanding under the Directors' Plan, and 40,000 shares were available for grant under the Directors' Plan.

    An aggregate of 200,000 shares of Common Stock are reserved for issuance or available for grant under the Company's 1996 Employee Stock Option Plan approved by the Company's Board of Directors on October 17, 1996 (the "1996 Employee Plan"). Options granted under the 1996 Employee Plan are generally intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The 1996 Employee Plan is administered in all respects by the Stock Option Committee. The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the 1996 Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the 1996 Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of a 10% Holder, the exercise price for incentive stock options must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by tendering or cashless exchange of shares of Common Stock or of options to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the 1996 Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. To date, no options have been granted under the 1996 Employee Plan.

    The Company also has outstanding options granted by MediVators prior to the Merger under the MediVators 1991 Stock Option Plan which became fully exercisable as the result of the Merger. At July 31, 1996, options to purchase 87,744 shares of Common Stock at prices between $6.08 and $8.27 per shares were outstanding under the MediVators Plan. No future options will be granted under the MediVators Plan.

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

    In December 1994, Mr. Barbanell was granted a five-year non-plan option to purchase 25,000 shares of Common Stock at an exercise price of $3.75 per share. This option is currently exercisable in full and expires in December 1999.

    In October 1996, Mr. Diker was granted a ten-year non-plan option to purchase 50,000 shares of Common Stock at an exercise price of $7.375 per share. This option is exercisable in three equal annual installments beginning October 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    No officer of the Company served on the Company's Compensation Committee during its last fiscal year. James P. Reilly, however, participated in deliberations concerning executive compensation, except with respect to his own compensation.

ITEM 12.   SECURITY OWNERSHIP OF
           BENEFICIAL OWNERS AND MANAGEMENT.
           --------------------------------

    The following table sets forth stock ownership information as of October 4, 1996 concerning (i) each director and persons nominated to become directors of Cantel, (ii) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known by Cantel to beneficially own more than five (5%) percent of the outstanding shares of Cantel's Common Stock, (iii) the Chief Executive Officer and the other executive officers named in the Compensation Table above, and (iv) Cantel's executive officers and directors as a group:

                                                Amount and
                                                Nature of
Names and Addresses of      Position with       Beneficial      Percentage
Beneficial Owners           Company             Ownership(1)    of Class
----------------------      -------------       ------------    ----------

Charles M. Diker          Chairman of the         737,333 (2)      18.9
One New York Plaza        Board and Director
New York, New York

Alan J. Hirschfield       Vice Chairman of the    216,333 (3)       5.5
P.O. Box 7443             Board and Director
Jackson, Wyoming

Richard L. Bloch          Director                361,000 (4)       9.0
123 E. Marcy Street
Santa Fe, New Mexico

James P. Reilly           President (CEO) and     219,648 (5)       5.4
1135 Broad Street         Director
Clifton, New Jersey

Bruce Slovin              Director                155,000 (6)       3.9
35 East 62nd Street
New York, New York

Morris W. Offit           Director                 50,000 (7)       1.3

Darwin C. Dornbush        Secretary and            32,680 (8)        .8
                          Director

Robert L. Barbanell       Director                 56,000 (9)       1.4

Edward E. Meltz           Vice President           41,195 (10)      1.1


William J. Vella          Executive Vice           21,385 (11)       .5
                          President of Carsen


All officers and directors
as a group of 12 persons                        1,915,525 (12)     43.7
_________________________________________

(1) Unless otherwise noted, Cantel believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

     A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from October 4, 1996 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from October 4, 1996 have been exercised.


(2) Includes 6,500 shares which Mr. Diker may acquire pursuant to stock options and warrants. Does not include an aggregate of 329,750 shares and warrants to purchase 34,998 shares owned by (i) Mr. Diker's wife, (ii) certain trusts for the benefit of Mr. Diker's children, (iii) certain accounts with Weiss, Peck and Greer, an investment firm of which Mr. Diker is a non-managing principal, over which accounts Mr. Diker exercises investment discretion, (iv) the DicoGroup, Inc., a corporation of which Mr. Diker serves as Chairman of the Board, and (v) a non-profit corporation of which Mr. Diker and his wife are the principal officers and directors. Mr. Diker disclaims beneficial ownership as to all of the foregoing shares.

(3) Includes 28,333 shares which Mr. Hirschfield may acquire pursuant to stock options and warrants.

(4) Includes 105,000 shares which Mr. Bloch may acquire pursuant to stock options and warrants.

(5) Includes 193,315 shares which Mr. Reilly may acquire pursuant to stock options.

(6) Includes 45,000 shares which Mr. Slovin may acquire pursuant to stock options and warrants. Does not include an aggregate of 9,000 shares owned by (i) certain trusts for the benefit of Mr. Slovin's children and (ii) a charitable foundation established by Mr. Slovin. Mr Slovin disclaims beneficial ownership as to all of the foregoing shares.

(7) Includes 18,000 shares which Mr. Offit may acquire pursuant to stock options.

(8) Includes 31,500 shares which Mr. Dornbush may acquire pursuant to stock options.

(9) Includes 31,000 shares which Mr. Barbanell may acquire pursuant to stock options. Does not include 2,500 shares owned by Mr. Barbanell's wife as to which Mr. Barbanell disclaims beneficial ownership.

(10) Includes 500 shares which Mr. Meltz may acquire pursuant to stock options.

(11) Includes 13,000 shares which Mr. Vella may acquire pursuant to stock options.

(12) Includes 490,003 shares which may be acquired pursuant to stock options and warrants.


  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
              ----------------------------------------------

    None.

                                       PART IV
                                       -------


ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT
         SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.
         --------------------------------------------

         (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

         1.   Consolidated Financial Statements:
              ---------------------------------

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

         (iii) Consolidated Statements of Operations for the years ended July 31, 1996, 1995, and 1994.

         (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended July 31, 1996, 1995, and 1994.

         (v) Consolidated Statements of Cash Flows for the years ended July 31, 1996, 1995, and 1994.

         (vi) Notes to Consolidated Financial Statements.


    2.   Consolidated Financial Statement Schedules:
         ------------------------------------------

         (i) Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 1996, 1995, and 1994.

    All other financial statement schedules are omitted since they are not required, not applicable, or the information has been included in the Consolidated Financial Statements or Notes thereto.


    3.   Exhibits:
         --------

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

         10(q) - Stock Option Agreement, dated as of March 15, 1996, between the Registrant and Donald L. Sturtevant.*

         10(r) - Employment Agreement, dated as of
March 15, 1996 between the Registrant and Donald L. Sturtevant.*

         10(s) - Loan and Security Agreement dated as of May 27, 1996 among MediVators, Inc., Disposal Sciences, Inc. and National Canada Finance Corp.*

         10(t) - Registrant's 1996 Employee Stock Option Plan.

         10(u) - Form of Incentive Stock Option Agreement under Registrant's 1996 Employee Stock Option Plan.

         10(v) - Stock Option Agreement, dated as of October 17, 1996, between the Registrant and Charles M. Diker.

          11 - Computation of Earnings per Share Data.*

          21 - Subsidiaries of Registrant.*

         24(a) - Consent of Ernst & Young LLP.*

         24(b) - Consent of Price Waterhouse LLP.*

         27 - Financial Data Schedule.*

               * - Previously filed

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



                                   CANTEL INDUSTRIES, INC.

Date:   November 27, 1996        By:  /s/ James P. Reilly
                                      -------------------------
                                     James P. Reilly, President
                                     and Chief Executive Officer
                                     (Principal Executive Officer
                                     and Principal Financial
                                     Officer)


                                 By:  /s/ Craig A. Sheldon
                                      -------------------------
                                     Craig A. Sheldon, Vice
                                     President and Controller
                                     (Chief Accounting Officer)