Form 10-Q
period 1996-10-31
CANTEL INDUSTRIES INC
filed 1996-12-13
CIK 19446

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      Form 10-Q


        / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                   For the quarterly period ended October 31, 1996.



                                          or



        /   /   Transition Report pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934
                    For the transition period from _____ to _____.


                           Commission file number:   0-6132


                               CANTEL INDUSTRIES, INC.
                               -----------------------
                (Exact name of registrant as specified in its charter)


         DELAWARE                              22-1760285
-------------------------------       ----------------------------
(State or other jurisdiction of            (I.R.S. employer
incorporation or organization)             identification no.)


1135 BROAD STREET, CLIFTON, NEW JERSEY                     07013
------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

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


Number of shares of Common Stock outstanding as of December 9, 1996: 4,089,658.

                            PART I - FINANCIAL INFORMATION


                               CANTEL INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollar Amounts in Thousands, Except Share Data)
                                     (Unaudited)





                                                    October 31,      July 31,
                                                       1996            1996
                                                   -----------    -----------

ASSETS
Current assets:
  Cash                                                $   716         $   682
  Accounts receivable, net                              5,349           5,268
  Inventories                                           8,867           8,196
  Prepaid expenses and other current assets               402             308
                                                      -------         -------
Total current assets                                   15,334          14,454
Property and equipment, at cost:
  Furniture and equipment                               1,937           1,796
  Leasehold improvements                                  526             697
                                                      -------         -------
                                                        2,463           2,493
  Less accumulated depreciation and amortization        1,770           1,884
                                                      -------         -------
                                                          693             609
Other assets                                            1,024             935
                                                      -------         -------
                                                      $17,051         $15,998
                                                      -------         -------
                                                      -------         -------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 2,919         $ 1,486
  Compensation payable                                    598             722
  Other accrued expenses                                  576             792
  Income taxes payable                                    201              81
                                                      -------         -------
Total current liabilities                               4,294           3,081

Long-term debt                                          2,772           3,419
Deferred income taxes                                     102              97



Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                -               -
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding October 31 -
    3,896,386 shares; July 31 - 3,888,695 shares          390             389
  Additional capital                                   17,128          17,088
  Accumulated deficit                                  (6,526)         (6,748)
  Cumulative foreign currency translation adjustment   (1,109)         (1,328)
                                                      -------         -------
Total stockholders' equity                              9,883           9,401
                                                      -------         -------
                                                      $17,051         $15,998
                                                      -------         -------
                                                      -------         -------

See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollar Amounts in Thousands, Except Per Share Data)
                                     (Unaudited)




                                                   Three Months Ended
                                                      October 31,
                                                     1996     1995
                                                   -------   -------


Net sales:
 Product sales                                     $ 6,434   $ 5,373
 Product service                                       981       879
                                                   -------   -------
Total net sales                                      7,415     6,252
                                                   -------   -------

Cost of sales:
  Product sales                                      4,251     3,691
  Product service                                      628       576
                                                   -------   -------
Total cost of sales                                  4,879     4,267
                                                   -------   -------

Gross profit                                         2,536     1,985

Expenses:
  Shipping and warehouse                               141       193
  Selling                                              894     1,073
  General and administrative                           831       790
  Research and development                             111        87
  Costs associated with the Merger                       -        68
                                                    ------    ------
Total operating expenses                             1,977     2,211
                                                    ------    ------

Income (loss) from operations before
  interest expense and income
  taxes                                                559      (226)

Interest expense                                        47        12
                                                    ------    ------

Income (loss) before income taxes                      512      (238)

Income taxes (benefit)                                 290      (200)
                                                    ------    ------

Net income (loss)                                   $  222    $  (38)
                                                    ------    ------
                                                    ------    ------

Earnings (loss) per common share:
  Primary                                           $  .05    $ (.01)
                                                    ------    ------
                                                    ------    ------


  Fully diluted                                     $  .05    $ (.01)
                                                    ------    ------
                                                    ------    ------





See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollar Amounts in Thousands)
                                     (Unaudited)





                                                        Three Months Ended
                                                             October 31,
                                                        1996           1995
                                                       -------       -------



CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $  222        $  (38)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
    Depreciation and amortization                          79            95
    Imputed interest                                        -             3
    Deferred income taxes                                   5             5
    Changes in assets and liabilities:
      Accounts receivable                                 (81)        3,166
      Inventories                                        (671)         (845)
      Prepaid expenses and other current assets           (94)         (732)
      Accounts payable and accrued expenses             1,093          (726)
      Income taxes payable                                120          (364)
                                                      -------       -------
Net cash provided by operating activities                 673           564
                                                      -------       -------


CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment                  (142)            7
Other, net                                                109           (14)
                                                      -------       -------
Net cash used in investing activities                     (33)           (7)
                                                      -------       -------


CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities                      4,089         4,244
Repayments under credit facilities                     (4,736)       (5,052)
Proceeds from exercise of stock options                    41             -
Deferred compensation payments                              -           (33)
                                                      -------       -------
Net cash used in financing activities                    (606)         (841)
                                                      -------       -------


Increase (decrease) in cash                                34          (284)
Cash at beginning of period                               682           799
                                                      -------       -------
Cash at end of period                                  $  716        $  515
                                                      -------       -------
                                                      -------       -------



See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


Note 1.  BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Industries, Inc. (the "Company" or "Cantel") on Form 10-K for the fiscal year ended July 31, 1996, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


    The acquisition of MediVators, Inc., the Company's United States subsidiary ("MediVators"), which occurred on March 15, 1996 (the "Merger") has been accounted for as a pooling of interests in accordance with generally accepted accounting principles. Under this accounting treatment, the assets, liabilities and stockholders' equity of MediVators were consolidated at their historical amounts. Operating results of MediVators were consolidated for all periods presented, and previously issued financial statements for the Company are restated as though MediVators had always been consolidated as a wholly-owned subsidiary of the Company.

    The unaudited interim financial statements reflect all adjustments which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

    The condensed consolidated balance sheet at July 31, 1996 was derived from the audited consolidated balance sheet of the Company at that date.


Note 2.  EARNINGS PER COMMON SHARE

    Primary earnings per common share are computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of options and warrants using the treasury stock method and the average market price for the period.

    Fully diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of options and warrants using the treasury stock method and the higher of the period-end or average market price for the period.

    The following average shares were used for the computation of primary and fully diluted earnings per common share:


                               For the
                         three months ended
                             October 31,
                       ---------------------
                          1996        1995
                       ---------   ---------

Primary                4,321,142   3,765,352
                       ---------   ---------
                       ---------   ---------

Fully diluted          4,326,778   3,765,352
                       ---------   ---------
                       ---------   ---------


Note 3.  FINANCING ARRANGEMENTS

    The Company has two credit facilities, a $7,500,000 revolving credit facility for Carsen Group Inc., its Canadian subsidiary ("Carsen" or "Canadian subsidiary") and a $2,000,000 revolving credit facility for MediVators.

    Pursuant to the terms of the Carsen revolving credit facility, the borrowing availability is subject to a potential reduction on January 1, 1998 to an amount which will be agreed to by both Carsen and the lender and borrowings must be paid in full no later than December 31, 1998. Borrowings outstanding at October 31, 1996 and July 31, 1996 are in Canadian dollars and bear interest at
 .75% above the lender's Canadian prime rate. The lender's Canadian prime rate was 5% at October 31, 1996. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $2,616,000 (U.S. dollars) of borrowings outstanding under this facility at October 31, 1996.

    Pursuant to the terms of the MediVators revolving credit facility, borrowings must be paid in full no later than December 3, 1998. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.25% at October 31, 1996. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. There were $156,000 of borrowings outstanding under this facility at October 31, 1996.

    Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

Note 4.  INCOME TAXES

    Income taxes primarily consist of foreign income taxes provided on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.6% for the three months ended October 31, 1996. For the three months ended October 31, 1995, income taxes include a benefit resulting from the loss from operations before income taxes at an effective rate of 43.9%, as well as a recovery of prior years' federal and provincial income taxes and withholding taxes.

    The recovery of prior years' federal and provincial income taxes and withholding taxes related to a notice of reassessment received by the Company's Canadian subsidiary during fiscal 1994, which notice was based upon the disallowance as a deduction for income tax purposes and treatment as a taxable dividend, of all of the payments made to Cantel by the Canadian subsidiary during the taxable years 1990 to 1992 with respect to a purchasing fee charged by Cantel for negotiating certain distribution agreements on behalf of the Canadian subsidiary. In prior years, the Company recorded the full amount of the reassessment, which aggregated approximately $413,000, in its provision for income taxes, and the related interest, of approximately $154,000, as interest expense. During fiscal 1995, the full amount of the reassessment, including interest, was paid under protest. During the three months ended October 31, 1995, the Company negotiated a settlement with Revenue Canada which resulted in the recovery of federal and provincial income taxes and withholding taxes of approximately $175,000 and interest of approximately $98,000. Of these amounts, approximately $218,000 has been received to date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

    The results of operations described hereafter reflect, for the most part, those results of the Company's wholly-owned Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary") and those of its wholly-owned U.S. subsidiary, MediVators, Inc. ("MediVators" or "United States subsidiary").
There was no significant impact upon the Company's results of operations for the three months ended October 31, 1996, as compared to the three months ended October 31, 1995, as a result of translating Canadian dollars into United States dollars. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

    The following table gives information as to the net sales from operations and the percentage to the total net sales accounted for by each operating segment of the Company.
                                      Three Months Ended
                                          October 31,
                                  --------------------------
                                       1996           1995
                                  --------------------------
                                 (Dollar amounts in thousands)
                                     $      %       $      %
                                  ------  ----   ------  ----

Medical, Infection
Control and Scientific
Products:
  Medical and
    Infection Control
    Products                      $3,620  48.8   $2,797  44.7
  Scientific
    Products                       1,446  19.5    1,463  23.4
  Product Service                    981  13.2      879  14.1
Consumer Products                  1,368  18.5    1,113  17.8
                                  ------ -----   ------ -----
                                  $7,415 100.0   $6,252 100.0
                                  ------ -----   ------ -----
                                  ------ -----   ------ -----

    Net sales increased by $1,163,000, or 18.6%, to $7,415,000 for the three months ended October 31, 1996, from $6,252,000 for the three months ended October 31, 1995. The increase was principally attributable to increased sales of Medical and Infection Control Products and Consumer Products.

    The increased sales of Medical and Infection Control Products for the three months ended October 31, 1996 was primarily attributable to an increase in demand for both medical and infection control products. This increase includes the initial positive impact of the strategic alliance with Olympus America Inc.

for the sales of MediVators' endoscope disinfection equipment; expansion and improvement of the international distribution of MediVators' infection control products; and the improvement in economic conditions in Canada, where sales of medical products during the fiscal 1996 quarter were adversely impacted by certain cost control measures implemented by various provincial governments which decreased or delayed funding to hospitals, thereby reducing hospital spending for capital equipment. The increased sales of Consumer Products for the three months ended October 31, 1996 were due to stronger demand for certain camera models with reduced selling prices.

    Gross profit increased by $551,000, or 27.8%, to $2,536,000 for the three months ended October 31, 1996, from $1,985,000 for the three months ended October 31, 1995. Gross profit margins for the three months ended October 31, 1996 were 34.2%, as compared with 31.7% for the three months ended October 31, 1995. The higher gross profit margin was primarily attributable to changes in sales mix of medical products as well as increased selling prices of certain medical product accessories; reductions in the cost of certain camera models, which reductions were partially passed along to customers; and a more efficient method of repairing endoscopes.

    Shipping and warehouse expenses as a percentage of net sales were 1.9% and 3.1% for the three months ended October 31, 1996 and 1995, respectively. The percentage decrease was principally attributable to the impact of the increased sales, since most of the expenses in this category are of a fixed nature, as well as a reduction in certain fixed shipping and warehouse expenses.

    Selling expenses as a percentage of net sales were 12.1% and 17.2% for the three months ended October 31, 1996 and 1995, respectively. The percentage decrease was principally attributable to the impact of the increased sales against the fixed portion of selling expenses; a reduction in fixed selling expenses at both Carsen and MediVators; and the elimination of certain variable selling costs previously associated with the domestic distribution of MediVators endoscope disinfection equipment.

    General and administrative expenses increased by $41,000 to $831,000 for the three months ended October 31, 1996 from $790,000 for the three months ended October 31, 1995. This increase was primarily attributable to increased personnel costs.

    Costs associated with the Merger of $68,000 for the three months ended October 31, 1995 represented expenses incurred in connection with the MediVators acquisition, which was accounted for as a pooling of interests.

    Interest expense increased to $47,000 for the three months ended October
31, 1996 from $12,000 for the three months ended October 31, 1995. This increase was due to a recovery of interest of approximately $98,000 during the three months ended October 31, 1995 related to the tax reassessments described in Note 4 to the Condensed Consolidated Financial Statements, partially offset by a reduction of interest expense for the three months ended October 31, 1996 attributable to a decrease in average borrowings and lower average interest rates under the Carsen revolving credit facility.
    Income (loss) before income taxes increased by $750,000 to income of $512,000 for the three months ended October 31, 1996 from a loss of $238,000 for the three months ended October 31, 1995.

    Income taxes primarily consist of foreign income taxes provided on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.6% for the three months ended October 31, 1996. For the three months ended October 31, 1995, income taxes include a benefit resulting from the loss from operations before income taxes at an effective rate of 43.9%, as well as a recovery of prior years' federal and provincial income taxes and withholding taxes related to the tax reassessment described in Note 4 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    At October 31, 1996, the Company's working capital was $11,040,000, compared with $11,373,000 at July 31, 1996. This decrease primarily reflects an increase in accounts payable, partially offset by an increase in inventories. The decrease in working capital was partially attributable to net repayments of long-term debt, which decreased from $3,419,000 at July 31, 1996 to $2,772,000 at October 31, 1996.

    Net cash provided by operating activities was $673,000 for the three months ended October 31, 1996, compared with $564,000 for the three months ended October 31, 1995. For the three months ended October 31, 1996, the net cash provided by operating activities was primarily due to income from operations after adjusting for depreciation and amortization and an increase in accounts payable and accrued expenses, partially offset by an increase in inventories. For the three months ended October 31, 1995, the net cash provided by operating activities was primarily due to a decrease in accounts receivable, partially offset by increases in inventories and prepaid expenses and other current assets and decreases in accounts payable and accrued expenses and income taxes payable.

    Net cash used in investing activities was $33,000 for the three months ended October 31, 1996, and $7,000 for the three months ended October 31, 1995.

    Net cash used in financing activities was $606,000 for the three months ended October 31, 1996, and $841,000 for the three months ended October 31, 1995. These changes were principally due to the reduction in outstanding borrowings under the Carsen revolving credit facility.

    The Company has two credit facilities, a $7,500,000 revolving credit facility for Carsen, and a $2,000,000 revolving credit facility for MediVators.

    Pursuant to the terms of the Carsen revolving credit facility, the borrowing availability is subject to a potential reduction on January 1, 1998 to an amount which will be agreed to by both Carsen and the lender and borrowings must be paid in full no later than December 31, 1998. Borrowings outstanding at October 31, 1996 and July 31, 1996 are in Canadian dollars and bear interest at
 .75% above the lender's Canadian prime rate. The lender's Canadian prime rate was 5% at October 31, 1996. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $2,616,000 (U.S. dollars) of borrowings outstanding under this facility at October 31, 1996.

    Pursuant to the terms of the MediVators revolving credit facility, borrowings must be paid in full no later than December 3, 1998. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.25% at October 31, 1996. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. There were $156,000 of borrowings outstanding under this facility at October 31, 1996.

    Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

    A decrease in the value of the Canadian dollar against the United States dollar could adversely affect the Company because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such adverse currency fluctuations could also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars. Under the Canadian credit facility, the Company's Canadian subsidiary has a foreign exchange hedging facility of up to $15,000,000 (U.S. dollars) which could be used to minimize future adverse currency fluctuations as they relate to purchases of inventories.

    The Company's Canadian subsidiary has foreign exchange forward contracts at December 9, 1996 aggregating approximately $10,132,000 (U.S. dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represented the Canadian subsidiary's projected purchases of inventories through May 31, 1997.

    The average exchange rate of the contracts open at December 9, 1996 was $1.3534 Canadian dollar per United States dollar, or $.7389 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on December 9, 1996, was $1.3594 Canadian dollar per United States dollar, or $.7356 United States dollar per Canadian dollar.

    The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At December 9, 1996, $5,407,000 was available under the credit facilities.

    Inflation has not significantly impacted the Company's operations.

                             PART II - OTHER INFORMATION




ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no submission of matters to a vote during the quarter ended October 31, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 11, Computation of Earnings Per Share
              Exhibit 27, Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the three months ended October 31, 1996.

                                      SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CANTEL INDUSTRIES, INC.

Date:  December 12, 1996      By:  /s/ James P. Reilly
                                  ------------------------
                                  James P. Reilly, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer
                                  and Principal Financial Officer)


                              By:  /s/ Craig A. Sheldon
                                  ------------------------
                                  Craig A. Sheldon, Vice
                                  President and Controller
                                  (Chief Accounting Officer)