Form 10-Q
period 1997-01-31
CANTEL INDUSTRIES INC
filed 1997-03-14
CIK 19446

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      Form 10-Q


        / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                   For the quarterly period ended January 31, 1997.



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

Number of shares of Common Stock outstanding as of March 5, 1997: 4,166,322.

                            PART I - FINANCIAL INFORMATION


                               CANTEL INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollar Amounts in Thousands, Except Share Data)
                                     (Unaudited)





                                                     January 31,      July 31,
                                                       1997            1996
                                                    ----------      ----------
ASSETS
Current assets:
  Cash                                                $   842         $   682
  Accounts receivable, net                              6,254           5,268
  Inventories                                           8,857           8,196
  Prepaid expenses and other current assets               486             308
                                                      -------         -------
Total current assets                                   16,439          14,454
Property and equipment, at cost:
  Furniture and equipment                               1,918           1,796
  Leasehold improvements                                  527             697
                                                      -------         -------
                                                        2,445           2,493
  Less accumulated depreciation and amortization        1,794           1,884
                                                      -------         -------
                                                          651             609
Other assets                                            1,005             935
                                                      -------         -------
                                                      $18,095         $15,998
                                                      -------         -------
                                                      -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 3,093         $ 1,486
  Compensation payable                                    773             722
  Other accrued expenses                                  646             792
  Income taxes payable                                    373              81
                                                      -------         -------
Total current liabilities                               4,885           3,081

Long-term debt                                          2,317           3,419
Deferred income taxes                                     104              97



Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                -               -
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding January 31 -
    4,166,322 shares; July 31 - 3,888,695 shares          417             389
  Additional capital                                   17,609          17,088
  Accumulated deficit                                  (6,084)         (6,748)
  Cumulative foreign currency translation adjustment   (1,153)         (1,328)
                                                      -------         -------
Total stockholders' equity                             10,789           9,401
                                                      -------         -------
                                                      $18,095         $15,998
                                                      -------         -------
                                                      -------         -------

See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollar Amounts in Thousands, Except Per Share Data)
                                     (Unaudited)




                                    Three Months Ended       Six Months Ended
                                       January 31,             January 31,
                                      1997     1996           1997     1996
                                    -------   -------       -------   -------
Net sales:
  Product sales                     $ 8,618   $ 6,692      $ 15,051  $ 12,065
  Product service                       993     1,009         1,975     1,888
                                    -------   -------       -------   -------
Total net sales                       9,611     7,701        17,026    13,953
                                    -------   -------       -------   -------

Cost of sales:
  Product sales                       5,702     4,398         9,952     8,089
  Product service                       600       661         1,229     1,237
                                    -------   -------       -------   -------
Total cost of sales                   6,302     5,059        11,181     9,326
                                    -------   -------       -------   -------

Gross profit                          3,309     2,642         5,845     4,627

Expenses:
  Shipping and warehouse                162       186           303       379
  Selling                             1,136     1,158         2,030     2,231
  General and administrative            927       757         1,758     1,547
  Research and development              171       114           282       201
  Costs associated with the Merger        -         -             -        68
                                    -------   -------       -------   -------
Total operating expenses              2,396     2,215         4,373     4,426
                                    -------   -------       -------   -------

Income from operations before
  interest expense and income
  taxes                                 913       427         1,472       201

Interest expense                         45       107            92       119
                                    -------   -------       -------   -------
Income before income taxes              868       320         1,380        82

Income taxes                            426       201           716         1
                                    -------   -------       -------   -------

Net income                          $   442   $   119       $   664   $    81
                                    -------   -------       -------   -------
                                    -------   -------       -------   -------

Earnings per common share:
  Primary                           $   .10   $   .03       $   .15   $   .02
                                    -------   -------       -------   -------
                                    -------   -------       -------   -------


  Fully diluted                     $   .10   $   .03       $   .15   $   .02
                                    -------   -------       -------   -------
                                    -------   -------       -------   -------

See accompanying notes.

                               CANTEL INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollar Amounts in Thousands)
                                     (Unaudited)





                                                            Six Months Ended
                                                               January 31,
                                                           1997          1996
                                                         -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  664        $   81
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                           161           195
    Imputed interest                                          -             4
    Deferred income taxes                                     7             7
    Changes in assets and liabilities:
      Accounts receivable                                  (986)        3,298
      Inventories                                          (661)         (271)
      Prepaid expenses and other current assets            (178)         (408)
      Accounts payable and accrued expenses               1,558        (1,037)
      Income taxes payable                                  292          (364)
                                                         -------       -------
Net cash provided by operating activities                   857         1,505
                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment                    (172)           (9)
Other, net                                                   74          (113)
                                                         -------       -------
Net cash used in investing activities                       (98)         (122)
                                                         -------       -------


CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities                        8,491         8,539
Repayments under credit facilities                       (9,639)      (10,185)
Proceeds from exercise of stock options and warrants        549             7
Deferred compensation payments                                -           (63)
                                                         -------       -------
Net cash used in financing activities                      (599)       (1,702)
                                                         -------       -------


Increase (decrease) in cash                                 160          (319)
Cash at beginning of period                                 682           799
                                                         -------       -------
Cash at end of period                                    $  842        $  480
                                                         -------       -------
                                                         -------       -------


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

    The following weighted average shares were used for the computation of primary and fully diluted earnings per common share:


                           FOR THE                FOR THE
                      THREE MONTHS ENDED      SIX MONTHS ENDED
                         JANUARY 31,            JANUARY 31,
                   ---------------------   ---------------------
                      1997        1996        1997       1996
                   ---------   ---------   ---------   ---------

Primary            4,358,846   4,335,829   4,339,811   4,307,108
                   ---------   ---------   ---------   ---------
                   ---------   ---------   ---------   ---------

Fully diluted      4,378,121   4,344,003   4,356,391   4,340,211
                   ---------   ---------   ---------   ---------
                   ---------   ---------   ---------   ---------

Note 3.  FINANCING ARRANGEMENTS

    The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen Group Inc., its Canadian subsidiary ("Carsen" or "Canadian subsidiary") and a $2,000,000 revolving credit facility for MediVators.
Carsen's revolving credit facility was reduced from $7,500,000 effective January 10, 1997 at Carsen's request.

    Pursuant to the terms of the Carsen revolving credit facility, borrowing availability is subject to a potential further reduction on January 1, 1998 to an amount which will be agreed to by both Carsen and the lender, and borrowings under such facility must be paid in full no later than December 31, 1999. Borrowings outstanding at January 31, 1997 and July 31, 1996 are in Canadian dollars and bear interest at .75% above the lender's Canadian prime rate. The lender's Canadian prime rate was 4.75% at January 31, 1997. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $2,155,000 (U.S. dollars) of borrowings outstanding under this facility at January 31, 1997.

    Pursuant to the terms of the MediVators revolving credit facility, borrowings must be paid in full no later than December 3, 1998. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.25% at January 31, 1997. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. There were $116,000 of borrowings outstanding under this facility at January 31, 1997.

    Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

Note 4.  INCOME TAXES

    Income taxes primarily consist of foreign income taxes provided on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.6% and 43.9% for the six months ended January 31, 1997 and 1996, respectively. Income taxes for the six months ended January 31, 1996 was offset by a recovery of prior years' federal and provincial income taxes and withholding taxes.

    The recovery of prior years' federal and provincial income taxes and withholding taxes related to a notice of reassessment received by the Company's Canadian subsidiary during fiscal 1994, which notice was based upon the disallowance, as a deduction for income tax purposes and treatment as a taxable dividend, of all of the payments made to Cantel by the Canadian subsidiary during the taxable years 1990 to 1992 with respect to a purchasing fee charged by Cantel for negotiating certain distribution agreements on behalf of the Canadian subsidiary. In prior years, the Company recorded the full amount of the reassessment, which aggregated approximately $413,000, in its provision for income taxes, and the related interest, of approximately $154,000, as interest expense. During fiscal 1995, the full amount of the reassessment, including interest, was paid under protest. During the six months ended January 31, 1996, the Company negotiated a settlement with Revenue Canada which resulted in the recovery of federal and provincial income taxes and withholding taxes of approximately $182,000 and interest of approximately $103,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

    The results of operations described hereafter reflect the results of the Company's wholly-owned Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary") and its wholly-owned U.S. subsidiary, MediVators, Inc. ("MediVators" or "United States subsidiary"). There was no significant impact upon the Company's results of operations for the six months ended January 31, 1997, compared with the six months ended January 31, 1996, as a result of translating Canadian dollars into United States dollars. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

    The following table gives information as to the net sales from operations and the percentage to the total net sales accounted for by each operating segment of the Company.

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                 JANUARY 31,                  JANUARY 31,
                        --------------------------   ---------------------------
                             1997          1996            1997           1996
                        --------------------------   ---------------------------
                          $      %      $      %       $      %       $      %
                        -----  -----  -----  -----   -----  -----  ------ ------

Medical, Infection
Control and Scientific
Products:
  Medical and
    Infection Control
    Products            $5,665  58.9  $4,156  54.0  $ 9,284  54.5  $ 6,953  49.9
  Scientific
    Products             1,583  16.5   1,455  18.9    3,029  17.8    2,918  20.9
  Product Service          993  10.3   1,009  13.1    1,975  11.6    1,888  13.5
Consumer Products        1,370  14.3   1,081  14.0    2,738  16.1    2,194  15.7
                        ------ -----  ------ -----  ------- -----  -------  ----

                        $9,611 100.0  $7,701 100.0  $17,026 100.0  $13,953 100.0
                        ------ -----  ------ -----  ------- -----  ------- -----
                        ------ -----  ------ -----  ------- -----  ------- -----

    Net sales increased by $1,910,000, or 24.8%, to $9,611,000 for the three months ended January 31, 1997, from $7,701,000 for the three months ended January 31, 1996. Net sales increased by $3,073,000, or 22.0%, to $17,026,000 for the six months ended January 31, 1997, from $13,953,000 for the six months ended January 31, 1996. These increases were principally attributable to increased sales of Medical and Infection Control Products and Consumer Products.

    The increased sales of Medical and Infection Control Products for the three and six months ended January 31, 1997 were primarily attributable to an increase in demand for both medical and infection control products. These increases include the initial positive impact of the strategic alliance with Olympus America Inc. ("Olympus") for the sale of MediVators' endoscope disinfection equipment; expansion and improvement of the international distribution of MediVators' infection control products; and the improvement in economic conditions in Canada, where sales of medical products during the three and six months ended January 31, 1996 were adversely impacted by certain cost control measures implemented by various provincial governments which decreased or delayed funding to hospitals, thereby reducing hospital spending for capital equipment. The increased sales of Consumer Products for the three and six months ended January 31, 1997 were due to stronger demand for certain camera models with reduced selling prices as well as the demand for digital cameras, which were introduced during the three months ended January 31, 1997.

    Gross profit increased by $667,000, or 25.2%, to $3,309,000 for the three months ended January 31, 1997, from $2,642,000 for the three months ended January 31, 1996. Gross profit increased by $1,218,000, or 26.3%, to $5,845,000 for the six months ended January 31, 1997, from $4,627,000 for the six months ended January 31, 1996. The gross profit margins for the three and six months ended January 31, 1997 were 34.4% and 34.3%, respectively, compared with 34.3% and 33.2% for the three and six month periods ended January 31, 1996. The higher gross profit margins were primarily attributable to increased sales of medical and infection control products which generally carry higher margins and a more efficient method of repairing endoscopes, partially offset by increased sales of consumer products which generally have lower profit margins.

    Shipping and warehouse expenses decreased by $24,000 to $162,000 for the three months ended January 31, 1997, from $186,000 for the three months ended January 31, 1996. For the six months ended January 31, 1997, shipping and warehouse expenses decreased by $76,000 to $303,000, from $379,000 for the six months ended January 31, 1996. These decreases were primarily attributable to reductions in rent and freight costs.

    Selling expenses as a percentage of net sales decreased to 11.8% and 11.9% for the three and six months ended January 31, 1997, from 15.0% and 16.0% for the three and six months ended January 31, 1996. These decreases were principally attributable to the impact of the increased sales for such periods compared to the fixed portion of selling expenses; a reduction in personnel costs and advertising costs at Carsen; and the elimination of certain variable selling expenses previously associated with the domestic distribution of MediVators' endoscope disinfection equipment, which distribution is now being performed by Olympus.

    General and administrative expenses increased by $170,000 to $927,000 for the three months ended January 31, 1997, from $757,000 for the three months ended January 31, 1996. For the six months ended January 31, 1997, general and administrative expenses increased by $211,000 to $1,758,000, from $1,547,000 for the six months ended January 31, 1996. These increases were primarily attributable to increased personnel costs, the majority of which represents incentive compensation, and professional fees and MediVators' relocation expenses.

    Costs associated with the Merger of $68,000 for the six months ended
January 31, 1996 represented expenses incurred in connection with the MediVators acquisition, which was accounted for as a pooling of interests.

    Interest expense decreased to $45,000 for the three months ended January
31, 1997, from $107,000 for the three months ended January 31, 1996. For the six months ended January 31, 1997, interest expense decreased to $92,000, from $119,000 for the six months ended January 31, 1996. These decreases were attributable to a decrease in average borrowings and lower average interest rates under the Carsen revolving credit facility during the three and six months ended January 31, 1997. Additionally, during the six months ended January 31, 1996, there was a recovery of interest at Carsen of approximately $103,000 related to the tax reassessments described in Note 4 to the Condensed Consolidated Financial Statements.

    Income before income taxes increased by $1,298,000 to $1,380,000 for the six months ended January 31, 1997 from $82,000 for the six months ended January 31, 1996.

    Income taxes consist primarily of foreign income taxes provided on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.6% and 43.9% for the six months ended January 31, 1997 and 1996, respectively. Income taxes for the six months ended January 31, 1996 was offset by a recovery of prior years' federal and provincial income taxes and withholding taxes related to the tax reassessments described in Note 4 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 1997, the Company's working capital was $11,554,000, compared with $11,373,000 at July 31, 1996. This increase primarily reflects increases in accounts receivable and inventories partially offset by increases in accounts payable and income taxes payable. Long-term debt decreased to $2,317,000 at January 31, 1997 from $3,419,000 at July 31, 1996.

    Net cash provided by operating activities was $857,000 for the six months ended January 31, 1997, compared with $1,505,000 for the six months ended January 31, 1996. For the six months ended January 31, 1997, the net cash provided by operating activities was primarily due to income from operations after adjusting for depreciation and amortization and an increase in accounts payable and accrued expenses, partially offset by increases in accounts receivable and inventories. For the six months ended January 31, 1996, the net cash provided by operating activities was primarily due to a decrease in accounts receivable, partially offset by an increase in prepaid expenses and other current assets and decreases in accounts payable and accrued expenses and income taxes payable.

    Net cash used in investing activities was $98,000 for the six months ended January 31, 1997 and $122,000 for the six months ended January 31, 1996.

    Net cash used in financing activities was $599,000 for the six months ended January 31, 1997 and $1,702,000 for the six months ended January 31, 1996.
These changes were principally due to the reduction in outstanding borrowings under the Carsen revolving credit facility, partially offset during the six months ended January 31, 1997 by proceeds from the exercise of stock options and warrants.

    The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen and a $2,000,000 revolving credit facility for MediVators. Carsen's revolving credit facility was reduced from $7,500,000 effective January 10, 1997 at Carsen's request.

    Pursuant to the terms of the Carsen revolving credit facility, borrowing availability is subject to a potential further reduction on January 1, 1998 to an amount which will be agreed to by both Carsen and the lender, and borrowings under such facility must be paid in full no later than December 31, 1999. Borrowings outstanding at January 31, 1997 and July 31, 1996 are in Canadian dollars and bear interest at .75% above the lender's Canadian prime rate. The lender's Canadian prime rate was 4.75% at January 31, 1997. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $2,155,000 (U.S. dollars) of borrowings outstanding under this facility at January 31, 1997.

    Pursuant to the terms of the MediVators revolving credit facility, borrowings must be paid in full no later than December 3, 1998. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.25% at January 31, 1997. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. There were $116,000 of borrowings outstanding under this facility at January 31, 1997.

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

    The Company's Canadian subsidiary has foreign exchange forward contracts at March 5, 1997 aggregating approximately $9,000,000 (U.S. dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represented the Canadian subsidiary's projected purchases of inventories through July 31, 1997.

    The average exchange rate of the contracts open at March 5, 1997 was $1.3412 Canadian dollar per United States dollar, or $.7456 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on March 5, 1997, was $1.3689 Canadian dollar per United States dollar, or $.7305 United States dollar per Canadian dollar.

    The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At March 5, 1997, $4,839,000 was available under the credit facilities.

    Inflation has not significantly impacted the Company's operations.

                             PART II - OTHER INFORMATION




ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no submission of matters to a vote during the three months ended January 31, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 11, Computation of Earnings Per Share
              Exhibit 27, Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the three months ended January 31, 1997.

                                      SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CANTEL INDUSTRIES, INC.

Date:  March 12, 1997        By:  /s/ James P. Reilly
                                  ------------------------
                                  James P. Reilly, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer
                                  and Principal Financial Officer)


                              By:  /s/ Craig A. Sheldon
                                  ------------------------
                                  Craig A. Sheldon, Vice
                                  President and Controller
                                  (Chief Accounting Officer)