Form 10-Q
period 1997-04-30
CANTEL INDUSTRIES INC
filed 1997-06-12
CIK 19446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

        / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
              For the quarterly period ended April 30, 1997.

                                       or

        /  /    Transition Report pursuant to Section 13 or 15(d) of the
                Securities and Exchange Act of 1934
             For the transition period from _____ to _____.

                         Commission file number: 0-6132

                             CANTEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                           22-1760285
----------------------------------                    --------------------------
   (State or other jurisdiction of                         (I.R.S. employer
   incorporation or organization)                         identification no.)

   1135 Broad Street, Clifton, New Jersey                            07013
--------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip code)

               Registrant's telephone number, including area code
                                 (201) 470-8700
                                 --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of Common Stock outstanding as of June 2, 1997:
4,166,322.

                         PART I - FINANCIAL INFORMATION

                             CANTEL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                                         April 30,    July 31,
                                                           1997         1996
                                                         ---------    --------
Assets
Current assets:
  Cash                                                    $   767     $   682
  Accounts receivable                                       4,246       5,268
  Inventories                                               8,818       8,196
  Prepaid expenses and other current assets                   490         308
                                                          -------     -------
Total current assets                                       14,321      14,454

Property and equipment, at cost:
  Furniture and equipment                                   1,914       1,796
  Leasehold improvements                                      550         697
                                                          -------     -------
                                                            2,464       2,493
  Less accumulated depreciation and amortization            1,807       1,884
                                                          -------     -------
                                                              657         609
Other assets                                                  895         935
                                                          -------     -------
                                                          $15,873     $15,998
                                                          =======     =======

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                        $ 2,462     $ 1,486
  Compensation payable                                        640         722
  Other accrued expenses                                      626         792
  Income taxes payable                                        523          81
                                                          -------     -------
Total current liabilities                                   4,251       3,081

Long-term debt                                                898       3,419
Deferred income taxes                                         102          97



Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                   --          --
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding April 30 -
    4,166,322 shares; July 31 - 3,888,695 shares              417         389
  Additional capital                                       17,609      17,088
  Accumulated deficit                                      (5,920)     (6,748)
  Cumulative foreign currency translation adjustment       (1,484)     (1,328)
                                                          -------     -------
Total stockholders' equity                                 10,622       9,401
                                                          -------     -------
                                                          $15,873     $15,998
                                                          =======     =======

See accompanying notes.

                             CANTEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                         April 30,               April 30,
                                      1997     1996           1997     1996
                                    --------  --------      --------  -------
Net sales:
  Product sales                     $ 6,833   $ 6,569      $ 21,884  $ 18,632
  Product service                     1,088       917         3,063     2,807
                                    -------   -------      --------  --------
Total net sales                       7,921     7,486        24,947    21,439
                                    -------   -------      --------  --------

Cost of sales:
  Product sales                       4,580     4,218        14,533    12,306
  Product service                       676       567         1,904     1,805
                                    -------   -------      --------  --------
Total cost of sales                   5,256     4,785        16,437    14,111
                                    -------   -------      --------  --------

Gross profit                          2,665     2,701         8,510     7,328

Expenses:
  Shipping and warehouse                139       153           442       532
  Selling                             1,048     1,054         3,078     3,285
  General and administrative            818       810         2,576     2,357
  Research and development              178        89           460       290
  Costs associated with the Merger       --       382            --       450
                                    -------   -------      --------  --------
Total operating expenses              2,183     2,488         6,556     6,914
                                    -------   -------      --------  --------

Income from operations before
  interest expense and income
  taxes                                 482       213         1,954       414

Interest expense                         33        84           125       203
                                    -------   -------      --------  --------
Income before income taxes              449       129         1,829       211

Income taxes                            285       200         1,001       201
                                    -------   -------      --------  --------
Net income (loss)                   $   164   $   (71)      $   828   $    10
                                    =======   =======       =======   =======
Earnings (loss) per common share:
  Primary                           $  0.04   $ (0.02)      $  0.19   $    --
                                    =======   =======       =======   =======
  Fully diluted                     $  0.04   $ (0.02)      $  0.19   $    --
                                    =======   =======       =======   =======

See accompanying notes.

                             CANTEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                               April 30,
                                                           1997       1996
                                                         --------   --------
Cash flows from operating activities
Net income                                              $   828       $   10
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                           231          275
    Imputed interest                                         --            5
    Deferred income taxes                                     5           13
    Changes in assets and liabilities:
      Accounts receivable                                 1,022        3,485
      Inventories                                          (622)         571
      Prepaid expenses and other current assets            (182)          22
      Accounts payable and accrued expenses                 773       (2,052)
      Income taxes payable                                  442         (364)
                                                        -------       ------
Net cash provided by operating activities                 2,497        1,965
                                                        -------       ------

Cash flows from investing activities
Net additions to property and equipment                    (249)         (48)
Other, net                                                 (146)         (78)
                                                        -------       ------
Net cash used in investing activities                      (395)        (126)
                                                        -------       ------

Cash flows from financing activities
Borrowings under credit facilities                       12,060       13,030
Repayments under credit facilities                      (14,626)     (15,152)
Proceeds from exercise of stock options and warrants        549          158
Deferred compensation payments                               --         (101)
                                                        -------       ------
Net cash used in financing activities                    (2,017)      (2,065)
                                                        -------       ------

Increase (decrease) in cash                                  85         (226)
Cash at beginning of period                                 682          799
                                                        -------       ------
Cash at end of period                                   $   767       $  573
                                                        =======       ======

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

      The acquisition of MediVators, Inc., the Company's United States subsidiary ("MediVators"), which occurred on March 15, 1996 (the "Merger"), has been accounted for as a pooling of interests in accordance with generally accepted accounting principles. Under this accounting treatment, the assets, liabilities and stockholders' equity of MediVators were consolidated at their historical amounts. Operating results of MediVators were consolidated for all periods presented, and previously issued financial statements for the Company are restated as though MediVators had always been consolidated as a wholly-owned subsidiary of the Company.

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

      The following weighted average shares were used for the computation of primary and fully diluted earnings per common share:

                           For the                For the
                     three months ended      nine months ended
                          April 30,               April 30,
                     ------------------      -----------------
                       1997      1996         1997      1996
                     --------  --------      -------  --------

Primary            4,401,291   3,770,541   4,359,601   4,271,030
                   =========   =========   =========   =========

Fully diluted      4,401,291   3,770,541   4,359,601   4,278,376
                   =========   =========   =========   =========

Note 3. Financing Arrangements

      The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen Group Inc., its Canadian subsidiary ("Carsen" or "Canadian subsidiary") and a $2,000,000 revolving credit facility for MediVators.

      Pursuant to the terms of the Carsen revolving credit facility, borrowings under such facility must be paid in full no later than December 31, 1999. Borrowings outstanding at April 30, 1997 and July 31, 1996 are in Canadian dollars. Borrowings bear interest at rates ranging from lender's Canadian prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At April 30, 1997, the lender's Canadian prime rate was 4.75% and Carsen's outstanding borrowings bear interest at a rate of .25% above the prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $501,000 (U.S. dollars) of borrowings outstanding under this facility at April 30, 1997.

      Pursuant to the terms of the MediVators revolving credit facility, borrowings under such facility must be paid in full no later than December 3, 1998. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.50% at April 30, 1997. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. There were $352,000 of borrowings outstanding under this facility at April 30, 1997.

      Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

Note 4. Income Taxes

      Income taxes primarily consist of foreign income taxes provided on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.6% and 43.9% for the nine months ended April 30, 1997 and 1996, respectively. However, the consolidated effective tax rate is higher due to the fact that losses generated by the Company's combined U.S. operations cannot be used to offset income generated by the Canadian operation. Income taxes for the nine months ended April 30, 1996 were offset by a recovery of prior years' federal and provincial income taxes and withholding taxes.

      The recovery of prior years' federal and provincial income taxes and withholding taxes related to a notice of reassessment received by the Company's Canadian subsidiary during fiscal 1994, which notice was based upon the disallowance, as a deduction for income tax purposes and treatment as a taxable dividend, of all of the payments made to Cantel by the Canadian subsidiary during the taxable years 1990 to 1992 with respect to a purchasing fee charged by Cantel for negotiating certain distribution agreements on behalf of the Canadian subsidiary. In prior years, the Company recorded the full amount of the reassessment, which aggregated approximately $413,000, in its provision for income taxes, and the related interest, of approximately $154,000, as interest expense. During fiscal 1995, the full amount of the reassessment, including interest, was paid under protest. During the nine months ended April 30, 1996, the Company negotiated a settlement with Revenue Canada which resulted in the recovery of federal and provincial income taxes and withholding taxes of approximately $182,000 and interest of approximately $103,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

      The results of operations described hereafter reflect the results of the Company's wholly-owned Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary") and its wholly-owned U.S. subsidiary, MediVators, Inc. ("MediVators" or "United States subsidiary"). There was no significant impact upon the Company's results of operations for the nine months ended April 30, 1997, compared with the nine months ended April 30, 1996, as a result of translating Canadian dollars into United States dollars. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

      The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.

                            Three Months Ended            Nine Months Ended
                                 April 30,                     April 30,
                       -----------------------------  -----------------------------
                          1997          1996             1997           1996
                       -----------------------------  -----------------------------
                          $       %      $       %       $        %      $      %
                       ------  ------  -----   -----  ------  -------  -----  ----
Medical, Infection
Control and Scientific
Products:
  Medical and
    Infection Control
    Products           $4,321   54.5  $4,097   54.7  $13,605   54.5  $11,050   51.5
  Scientific
    Products            1,288   16.3   1,746   23.3    4,317   17.3    4,663   21.8
  Product Service       1,088   13.7     917   12.3    3,063   12.3    2,807   13.1
Consumer Products       1,224   15.5     726    9.7    3,962   15.9    2,919   13.6
                       ------  -----  ------  -----  -------  -----  -------  -----
                       $7,921  100.0  $7,486  100.0  $24,947  100.0  $21,439  100.0
                       ======  =====  ======  =====  =======  =====  =======  =====

      Net sales increased by $435,000, or 5.8%, to $7,921,000 for the three months ended April 30, 1997, from $7,486,000 for the three months ended April 30, 1996. Net sales increased by $3,508,000, or 16.4%, to $24,947,000 for the nine months ended April 30, 1997, from $21,439,000 for the nine months ended April 30, 1996. These increases were principally attributable to increased sales of Medical and Infection Control Products and Consumer Products, partially offset by decreased sales of Scientific Products.

      The increased sales of Medical and Infection Control Products for both the three and nine months ended April 30, 1997 were primarily attributable to an increase in demand for medical products. For the nine months ended April 30, 1997, the increased sales of Medical and Infection Control Products were also attributable to an increase in demand for infection control products. These increases include the initial positive impact of the strategic alliance with Olympus America Inc. ("Olympus") for the sale of MediVators' endoscope disinfection equipment; expansion and improvement of the international distribution of MediVators' infection control products; and the improvement in economic conditions in Canada, where sales of medical products during the three and nine months ended April 30, 1996 were adversely impacted by certain cost control measures implemented by various provincial governments which decreased or delayed funding to hospitals, thereby reducing hospital spending for capital equipment. The increased sales of Consumer Products for the three and nine months ended April 30, 1997 were due to stronger demand for certain camera models with reduced selling prices as well as the demand for digital cameras, which were introduced during fiscal 1997. The decreased sales of Scientific Products was due primarily to lower demand for microscopes in the clinical market.

      Gross profit decreased by $36,000, or 1.3%, to $2,665,000 for the three months ended April 30, 1997, from $2,701,000 for the three months ended April 30, 1996. Gross profit increased by $1,182,000, or 16.1%, to $8,510,000 for the nine months ended April 30, 1997, from $7,328,000 for the nine months ended April 30, 1996. The gross profit margins for the three and nine months ended April 30, 1997 were 33.6% and 34.1%, respectively, compared with 36.1% and 34.2% for the three and nine month periods ended April 30, 1996. The lower gross profit margin for the three months ended April 30, 1997 was primarily attributable to more competitive sales as well as a change in the sales mix of medical and infection control products and increased sales of consumer products, which generally have lower profit margins. For the nine months ended April 30, 1997, higher gross margins attributable to increased sales of medical and infection control products, which generally have higher profit margins, and a more efficient method of repairing endoscopes were offset by increased sales of consumer products, which generally have lower profit margins.

      Shipping and warehouse expenses decreased by $14,000 to $139,000 for the three months ended April 30, 1997, from $153,000 for the three months ended April 30, 1996. For the nine months ended April 30, 1997, shipping and warehouse expenses decreased by $90,000 to $442,000, from $532,000 for the nine months ended April 30, 1996. These decreases were primarily attributable to reductions in freight costs, rent and personnel costs.

      Selling expenses as a percentage of net sales decreased to 13.2% and 12.3% for the three and nine months ended April 30, 1997, from 14.1% and 15.3% for the three and nine months ended April 30, 1996. These decreases were principally attributable to the impact of the increased sales for the fiscal 1997 periods compared to the fixed portion of selling expenses, and the elimination of certain variable selling expenses previously associated with the domestic distribution of MediVators' endoscope disinfection equipment, which distribution is now being performed by Olympus. For the nine months ended April 30, 1997, the decrease was also attributable to a reduction in personnel costs and advertising costs at Carsen.

      General and administrative expenses increased by $8,000 to $818,000 for the three months ended April 30, 1997, from $810,000 for the three months ended April 30, 1996. For the nine months ended April 30, 1997, general and administrative expenses increased by $219,000 to $2,576,000, from $2,357,000 for the nine months ended April 30, 1996. These increases were primarily attributable to increased personnel costs, some of which represent incentive compensation, professional fees and MediVators' relocation expenses.

      Research and development expenses increased by $89,000 to $178,000 for the three months ended April 30, 1997, from $89,000 for the three months ended April 30, 1996. For the nine months ended April 30, 1997, research and development expenses increased by $170,000 to $460,000, from $290,000 for the nine months ended April 30, 1996. These increases were substantially due to planned activities at MediVators.

      Costs associated with the Merger of $450,000 for the nine months ended April 30, 1996 represented expenses incurred in connection with the MediVators acquisition, which was accounted for as a pooling of interests.

      Interest expense decreased to $33,000 for the three months ended April 30, 1997, from $84,000 for the three months ended April 30, 1996. For the nine months ended April 30, 1997, interest expense decreased to $125,000, from $203,000 for the nine months ended April 30, 1996. These decreases were attributable to a decrease in average borrowings and lower average interest rates under the Carsen revolving credit facility during the three and nine months ended April 30, 1997. Additionally, during the nine months ended April 30, 1996, there was a recovery of interest at Carsen of approximately $103,000 related to the tax reassessments described in Note 4 to the Condensed Consolidated Financial Statements.

      Income before income taxes increased by $1,618,000 to $1,829,000 for the nine months ended April 30, 1997, from $211,000 for the nine months ended April 30, 1996.

      Income taxes consist primarily of foreign income taxes provided on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.6% and 43.9% for the nine months ended April 30, 1997 and 1996, respectively. However, the consolidated effective tax rate is higher due to the fact that losses generated by the Company's combined U.S. operations cannot be used to offset income generated by the Canadian operation. Income taxes for the nine months ended April 30, 1996 were offset by a recovery of prior years' federal and provincial income taxes and withholding taxes related to the tax reassessments described in Note 4 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

      At April 30, 1997, the Company's working capital was $10,070,000, compared with $11,373,000 at July 31, 1996. This decrease primarily reflects increases in accounts payable and income taxes payable and a decrease in accounts receivable, partially offset by an increase in inventories. Long-term debt decreased to $898,000 at April 30, 1997 from $3,419,000 at July 31, 1996.

      Net cash provided by operating activities was $2,497,000 for the nine months ended April 30, 1997, compared with $1,965,000 for the nine months ended April 30, 1996. For the nine months ended April 30, 1997, the net cash provided by operating activities was primarily due to income from operations after adjusting for depreciation and amortization, a decrease in accounts receivable and increases in accounts payable and accrued expenses and income taxes payable, partially offset by an increase in inventories. For the nine months ended April 30, 1996, the net cash provided by operating activities was primarily due to income from operations after adjusting for depreciation and amortization and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and accrued expenses and income taxes payable.

      Net cash used in investing activities was $395,000 for the nine months ended April 30, 1997 and $126,000 for the nine months ended April 30, 1996. This increase was primarily due to an increase in net additions to property and equipment associated with MediVators' manufacturing facilities.

      Net cash used in financing activities was $2,017,000 for the nine months ended April 30, 1997 and $2,065,000 for the nine months ended April 30, 1996. These changes were principally due to the reduction in outstanding borrowings under the Carsen revolving credit facility, partially offset by proceeds from the exercise of stock options and warrants.

      The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen and a $2,000,000 revolving credit facility for MediVators.

      Pursuant to the terms of the Carsen revolving credit facility, borrowings under such facility must be paid in full no later than December 31, 1999. Borrowings outstanding at April 30, 1997 and July 31, 1996 are in Canadian dollars. Borrowings bear interest at rates ranging from lender's Canadian prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At April

30, 1997, the lender's Canadian prime rate was 4.75% and Carsen's outstanding borrowings bear interest at a rate of .25% above the prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of
 .25% per annum, with interest on borrowings payable monthly. There were $501,000 (U.S. dollars) of borrowings outstanding under this facility at April 30, 1997.

      Pursuant to the terms of the MediVators revolving credit facility, borrowings under such facility must be paid in full no later than December 3, 1998. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.50% at April 30, 1997. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. There were $352,000 of borrowings outstanding under this facility at April 30, 1997.

      Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

      A decrease in the value of the Canadian dollar against the United States dollar could adversely affect the Company because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Under the Canadian credit facility, the Company's Canadian subsidiary has a foreign exchange hedging facility of up to $15,000,000 (U.S. dollars) which could be used to minimize future adverse currency fluctuations as they relate to purchases of inventories. Such adverse currency fluctuations could also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars. During the three and nine months ended April 30, 1997, such adverse currency fluctuations reduced stockholders' equity by $331,000 and $156,000, respectively.

      The Company's Canadian subsidiary has foreign exchange forward contracts at June 2, 1997 aggregating approximately $4,500,000 (U.S. dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represented the Canadian subsidiary's projected purchases of inventories through July 31, 1997.

      The average exchange rate of the contracts open at June 2, 1997 was $1.3315 Canadian dollar per United States dollar, or $.7510 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on June 2, 1997, was $1.3752 Canadian dollar per United States dollar, or $.7272 United States dollar per Canadian dollar.

      The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At June 2, 1997, $5,173,000 was available under the credit facilities.

      Inflation has not significantly impacted the Company's operations.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            There was no submission of matters to a vote during the three months ended April 30, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit 11, Computation of Earnings Per Share
             Exhibit 27, Financial Data Schedule

        (b)  Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended April 30, 1997.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CANTEL INDUSTRIES, INC.


Date:  June 10, 1997                By:  /s/ James P. Reilly
                                         --------------------------------------
                                         James P. Reilly, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer
                                         and Principal Financial Officer)


                                    By:  /s/ Craig A. Sheldon
                                         --------------------------------------
                                         Craig A. Sheldon, Vice
                                         President and Controller
                                         (Chief Accounting Officer)