Form 10-K405
period 1997-07-31
CANTEL INDUSTRIES INC
filed 1997-10-28
CIK 19446

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-K

                 Annual Report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                       For the fiscal year ended July 31, 1997

                              Commission File No. 0-6132

                                CANTEL INDUSTRIES, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    Delaware                            22-1760285
       --------------------------------        --------------------------
       (State or other jurisdiction of         (I.R.S. employer
        incorporation or organization)          identification no.)

                1135 Broad Street, Clifton, New Jersey          07013
--------------------------------------------------------------------------------
             (Address of principal executive offices)          (Zip code)

                 Registrant's telephone number, including area code:
                                    (973) 470-8700
                                    --------------

          Securities registered pursuant to Section 12(b) of the Act: None
             Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, Par Value $.10 Per Share
                        ---------------------------------------
                                   (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for the past 90 days.  Yes  X    No
                                                   ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (X)

Aggregate market value of registrant's capital stock held by non-affiliates (based on shares held and the closing price quoted by NASDAQ on October 8,
1997):    $14,674,436

Number of shares of common stock outstanding as of the close of the period covered by this report: 4,166,322

Documents incorporated by reference: Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 1997 Annual Meeting of Stockholders of Registrant.

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

         The medical and infection control products distributed by Carsen consist of medical equipment, including flexible and rigid endoscopes, endoscope disinfection equipment, medical sharps disposal systems, surgical equipment and related accessories. The infection control products manufactured and distributed by MediVators consist of endoscope disinfection equipment and supplies and medical sharps disposal systems. The scientific products distributed by Carsen consist of precision instruments, including microscopes and related accessories and certain laboratory equipment and related accessories; and industrial technology equipment, including borescopes, fiberscopes, video image scopes and related accessories. The consumer products distributed by Carsen consist of photographic and optical equipment, including 35 mm., APS (advanced photo systems) and digital cameras and binoculars, hand-held dictation equipment and related accessories.

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

         MediVators' endoscope disinfection equipment is distributed in the United States, Central and South America, the Caribbean and the West Indies (excluding Bermuda) by Olympus pursuant to an agreement (the "MediVators Agreement") under which Olympus has been granted exclusive distribution rights in these territories. MediVators' endoscope disinfection equipment is distributed in other countries under other exclusive distribution agreements. MediVators' medical sharps disposal systems are distributed in the United States and internationally pursuant to exclusive distribution agreements.

              The following table gives information as to the percentage of consolidated net sales accounted for by each operating segment during the indicated periods.

                                                      Year Ended July 31,
                                                  ------------------------------
                                                  1997      1996        1995
                                                  ----      ----        ----
Medical, Infection Control
  and Scientific Products:
Medical and Infection
     Control Products.........                      56.5%     54.4%    53.3%
  Scientific Products.........                      16.6      19.1     16.9
  Product Service.............                      11.4      12.5     11.8
Consumer Products.............                      15.5      14.0     18.0
                                                   ------    ------   -------
                                                   100.0%    100.0%   100.0%
                                                   ------    ------   -------
                                                   ------    ------   -------

Medical and Infection Control Products

    Medical and Infection Control Products are the Company's major source of revenue and profitability. This segment is comprised of the medical and infection control equipment distributed by Carsen and infection control equipment manufactured and sold by MediVators through its worldwide distribution network.

    Medical Equipment. Carsen's principal source of revenue is from the distribution to hospitals throughout Canada of specialized endoscopes, surgical equipment and related accessories, the majority of which are manufactured by Olympus. Olympus is one of the world's leading manufacturers of endoscopes and related products.

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

    A flexible endoscope generally consists of fiberoptic image and light carrying bundles contained in a flexible tube, which can be inserted into irregularly shaped organs of a patient's body, such as the large intestine. The viewing end of a flexible fiberoptic endoscope contains an eyepiece and a steering mechanism and is connected to an external light source, which permits a surgeon to view inside a patient's body. The tip of a flexible endoscope inserted into a patient's body contains a lens and, in most cases, depending on the application, an outlet for air and water. Most flexible endoscopes also have internal working channels which enable accessories such as biopsy forceps to be passed to the tip. In an advanced version of the
flexible    endoscope, known as a flexible video endoscope, the fiberoptic image and light carrying bundles have been replaced by a high resolution solid state image sensor that enables a picture to be transmitted electronically to a monitor, which picture can be viewed by a group of physicians and nurses as a medical procedure is being performed. The flexible video endoscope comprises the majority of Carsen's flexible endoscopy sales.

    A rigid endoscope is a straight, narrow viewing insertion tube consisting of a series of relay lenses and light transmitting fibers that connect to an external light source, which permits a surgeon to view inside a patient's body.

    A technology known as minimally invasive surgery requires the use of a rigid endoscope. With the addition of a tiny telescopic lens, a light source and a palm-size video camera, a rigid endoscope utilized for minimally invasive surgery can transmit images of the patient's organs, as well as the instrument being used by the surgeon, to a viewing monitor. Minimally invasive surgery enables a surgeon using an endoscope to operate on a patient through small keyhole type incisions, avoiding, in many cases, the need for open surgery. For example, one type of rigid endoscope known as a laparoscope, enables a surgeon to remove a gall bladder by making four or five small incisions in the abdomen, rather than one larger incision. In this procedure, the surgeon inserts the laparoscope through one of the incisions to view the gall bladder while operating with surgical instruments inserted in other incisions. This procedure can significantly reduce surgical trauma and post-operative pain, with reduced recovery time. Minimally invasive surgery has applications for a growing number of surgical procedures in addition to gall bladder removal, including hernia repair, small bowel resection, lung biopsy and advanced gynecological procedures.

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

    Carsen also distributes various specialized medical instruments and accessories utilized in both rigid and flexible endoscopy including scissors, graspers, forceps and other surgical accessories; ambulatory PH and motility monitoring equipment (which is used for diagnosis of various gastrointestinal and respiratory disorders); urodynamics monitoring equipment (which is used for diagnosis of various urinary tract disorders); endoscope disinfection equipment; insufflators (which deliver and monitor gas to expand abdominal and other cavities); video monitors, recorders and printers; "cold" light supplies (which provide light for endoscopy procedures); and carts, trolleys and cleaners.

    All of the endoscopes and certain other medical instruments and accessories distributed by Carsen are manufactured by Olympus. Other medical products distributed by Carsen are manufactured by Sandhill Scientific, Inc. (ambulatory PH and motility monitoring equipment), Life-Tech, Inc. (urodynamics monitoring equipment), Argus Medical Company Inc. (surgical instruments), Sony of Canada Ltd. (video monitors, recorders and printers) and MediVators (endoscope disinfection equipment and medical sharps disposal systems).

    Infection Control Equipment. MediVators' principal source of revenue is from the manufacturing and distribution of endoscope disinfection equipment and related accessories to hospitals through various distributors in the United States and internationally.

    MediVators' primary product is the DSD-91, which received FDA clearance of its 510(k) premarket notification in March 1994, and is a microprocessor controlled dual endoscope disinfection system. The DSD-91 will disinfect two endoscopes at a time, can be used on a broad variety of endoscopes and is programmable by the user. MediVators also manufactures a single scope disinfection unit, the SSD, which is based upon the same design as the DSD-91.

    Although endoscopes generally can be manually cleaned and disinfected, there are many problems associated with such methods including the lack of uniform cleaning procedures, personnel exposure to disinfectant fumes and disinfectant residue levels in the endoscope. The level of disinfection to be achieved depends upon many factors, principally contact time, temperature, type and concentration of the active ingredients of the chemical disinfectant and the nature of the microbe contamination. The chemical disinfectant to be used in the disinfecting process generally will be selected by hospital personnel based on the object to be disinfected, the hospital facilities and the disinfectants available.

    After manual cleaning, an endoscope is placed in the reservoir of the DSD-91 disinfector which then disinfects the endoscope by pumping disinfectant throughout the endoscope, including the endoscope's working channels. The disinfector is a delivery system to ensure that the endoscope, including the working channels, will be exposed to the disinfectant for the recommended period of time. The disinfector is operated by medical personnel such as gastrointestinal assistants. Minimal training is required to operate the disinfector. MediVators believes that the use of its endoscope disinfection equipment will result in more thorough disinfection.

    MediVators believes its disinfection equipment offers several advantages over manual immersion in disinfectants. The disinfectors are designed to pump disinfectant through all working channels of the endoscope, thus exposing all areas of the endoscope to the disinfectant. This process can also inhibit the build up of residue in the working channels. In addition, the entire disinfecting process can be completed with minimal participation by the operator, freeing the operator for other tasks, reducing the exposure of personnel to the chemicals used in the disinfection process and reducing the risk of infectious diseases. The disinfectors also reduce the risk of inconsistent manual disinfecting.

    MediVators also manufactures and distributes medical sharps disposal systems which provide for point-of-use destruction and decontamination of most types of disposable medical sharps waste, such as syringes, scalpels, razors and IV needles. Sales of sharps disposal systems were not significant in fiscal 1997.

Scientific Products

    The Scientific Products segment is comprised of the precision instruments and the industrial technology equipment distributed by Carsen and MediVators' MedFab custom plastics fabrication operation.

    Precision Instruments. Carsen distributes Olympus microscopes and complementary scientific equipment and accessories. Other precision instruments distributed by the Company include Narishige U.S.A., Inc. micromanipulators (which enable a viewer to manipulate objects being viewed under a microscope); Media Cybernetics, Inc. high resolution image analysis software and hardware; Tecan U.S. Inc. microplate readers, fluorometers and washers (photometric measurement systems); and Sheldon Manufacturing, Inc. incubators, warming ovens and water baths (temperature control instruments) and anaerobic chambers (controlled atmosphere for bacteriology applications), as well as optical accessories such as high contrast optics, objectives (magnifying lenses) and reticules and video calipers (both of which measure objects being viewed under a microscope). The products are used in numerous disciplines for the microscopic study of objects and are sold directly to the end user.

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

    Industrial Technology Equipment. Carsen distributes three types of industrial technology equipment that are similar to endoscopes, but are designed for a market known as remote visual inspection ("RVI".) RVI is the application of endoscopic technology for industrial uses. These products distributed by Carsen, most of which are manufactured by Olympus, consist of rigid borescopes (devices that are similar to rigid endoscopes), which use a series of relay lenses to transmit an image through a stainless steel insertion tube; fiberscopes (devices that are similar to flexible endoscopes), which use fiberoptic image carrying bundles to transmit images through a flexible insertion tube; and video image scopes, which utilize a small, high resolution solid state image sensor that enables a picture to be transmitted electronically to a monitor.

    Carsen also has a number of products under its own trademark, "Optiscan." These products have been sourced from outside suppliers or designed by Carsen. Most Optiscan products currently available complement or enhance the Olympus RVI business. Optiscan products include IVS (integrated video systems) video documentation products which integrate video camera, monitor and VCR in one portable unit; ultra-thin quartz glass fiberscopes for specialized applications, particularly in the nuclear power industry; and IAS (Image Archiving System) which consists of specialized software enabling the user to capture and archive high-resolution digital images. The IAS product has medical, precision and industrial applications.

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

Product Service

    Carsen operates a service organization at its Markham, Ontario facility that provides warranty and out-of-warranty service and repairs for medical, infection control and scientific products distributed by Carsen. These products bear a product warranty that entitles the purchaser to warranty repairs and service at a nominal or no charge during the warranty period. Carsen, and not the manufacturer of the product, is responsible for the cost of warranty repairs. The warranty period for these products is generally one year. The customer pays Carsen on a time and materials basis for the out-of-warranty service of these products.

    MediVators provides a one year warranty for repairs and service of its infection control products. Generally, warranty repairs and service related to the endoscope disinfection equipment are performed by the distributor for these products. Occasionally, MediVators performs out-of-warranty service of its infection control products for which the customer pays MediVators on a time and materials basis.

Consumer Products

    Carsen distributes consumer products in Canada, comprised principally of photographic and optical equipment. This equipment, most of which is manufactured by Olympus, includes 35 mm. lens shutter cameras (also known as "point and shoot" cameras), 35 mm. single lens reflex cameras, APS (advanced photo systems) cameras, digital cameras, binoculars, light meters, and other photographic products and accessories. Carsen also distributes Olympus hand-held dictation equipment and accessories.

    Two new camera systems, APS and digital, were introduced in fiscal 1997. The APS camera models utilize an easier, drop-in cartridge system and offer a selection of print formats. Digital cameras, unlike conventional 35 mm. cameras, digitize and store images on a removable memory card inserted into the camera. These stored, digitized images can be downloaded to a computer, where images can then be enhanced, manipulated and printed.

    Carsen distributes its consumer products primarily to independent retailers, cooperative buying groups, large retail store chains and major department stores. Carsen also distributes such products to government agencies, school boards, the military, promotional sales organizations and catalog houses and other end-users.

    Carsen operates a service organization at its Markham, Ontario facility, as well as contracts with independent service centers throughout Canada to provide warranty service for the consumer products distributed by Carsen. Pursuant to the Olympus Agreement, Carsen is required to provide warranty service for all Olympus cameras presented to Carsen for service, whether or not such cameras were sold by Carsen. This obligation has not had a material adverse effect on Carsen. Carsen generally provides a two year warranty for 35 mm. and APS cameras and a one year warranty for digital cameras and other consumer products. Carsen also provides out-of-warranty service for its consumer products.

Distribution Agreements

    Olympus Agreement. The majority of Carsen's sales of medical, scientific and consumer products have been made pursuant to the Olympus Agreement, under which Olympus has granted Carsen the exclusive right to distribute the covered Olympus products in Canada. All products sold by Carsen pursuant to the agreement bear the "Olympus" trademark. The Olympus Agreement expires on March 31, 2001. Carsen, or its predecessor, has been distributing Olympus products in Canada since 1949.

    During the term of the Olympus Agreement, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreement.

    The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of medical equipment, precision instruments, industrial technology equipment and consumer products. The aggregate annual minimum purchase obligations for all such products (excluding digital camera products) are approximately $13.9 million, $15.5 million, $17.3 million and $19.4 million during the contract years ending March 31, 1998, 1999, 2000 and 2001, respectively.

    Subject to an allowance of a 10% shortfall from the minimum purchase requirements in certain situations, Olympus has the right to terminate the Olympus Agreement with respect to each product group for which Carsen has failed to meet the minimum purchase requirements. If Carsen fails to meet such requirements for both precision instruments and industrial technology equipment, or for medical equipment, then Olympus has the right to terminate the entire Olympus Agreement. Olympus may also terminate the Olympus Agreement if Carsen breaches its other obligations under the Olympus Agreement.

    MediVators Agreement. MediVators has a three year agreement with Olympus which expires on April 30, 1999, under which Olympus was granted the exclusive right to distribute certain endoscope disinfection equipment and related accessories in the United States, Central and South America, the Caribbean, and the West Indies (excluding Bermuda). All products sold by Olympus pursuant to this agreement bear both the "Olympus" and "MediVators" trademarks.

    This agreement imposes minimum purchase obligations on Olympus. Failure to achieve the minimum purchase requirement in any contract year would give MediVators the right to terminate the agreement.

Marketing

    Carsen markets its products for each industry segment through separate, dedicated sales forces comprised primarily of its own employees who are compensated on a salary and commission basis.

    MediVators sells its endoscope disinfection equipment and related accessories, both in the United States and internationally, to distributors which generally operate under exclusive distribution agreements. MediVators generally sells its medical sharps disposal systems, both in the United States and internationally, through either exclusive distribution agreements or sales representatives.

Effect of Currency Fluctuations and Trade Barriers

    A substantial portion of the Company's products are imported from the Far East and Western Europe, and the Company's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States and Canada.

Competition

    The Company distributes substantially all of its products in highly competitive markets, which contain many products available from nationally and internationally recognized competitors of the Company. Many of such competitors have greater financial and technical resources than the Company and are well-established, with reputations for success in the sale and service of their products. In addition, certain companies have developed or may be expected to develop technologies or products that could directly or indirectly compete with the products distributed by the Company. In some areas, the Company competes with manufacturers who distribute and service their own products and have greater financial and technical resources than the Company and, as manufacturers, may have certain other competitive advantages over the Company. The Company believes that the world-wide reputation for the quality and innovation of its products among consumers, the Company's reputation for providing quality product service, particularly with respect to medical and infection control products, the numerous customer contacts developed during its lengthy service as a distributor of Olympus products and the distribution arrangement for certain MediVators infection control products with Olympus, give the Company a competitive advantage with respect to certain of its products.

Government Regulation

    MediVators' products are subject to regulation by the United States Food and Drug Administration ("FDA"), which regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the United States, including certain products manufactured by MediVators. Delays in FDA review of proposed new products can significantly delay new product introduction and may result in a product becoming "dated" or losing its market opportunity before it can be introduced. Certain of MediVators' products may be regulated by other governmental or private agencies, including the Environmental Protection Agency ("EPA"), Underwriters Lab, Inc., and comparable agencies in certain foreign countries. The FDA and other agency clearances generally are required before MediVators can market new products in the United States or make significant changes to existing products. The FDA also has the authority to require a recall or modification of products in the event of a defect.

    The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act, amended in 1990 and 1997 (the "Act"), also requires compliance with specific manufacturing and quality assurance standards. The regulations also require that each manufacturer establish a quality assurance program by which the manufacturer monitors the design and manufacturing process and maintains records which show compliance with the FDA regulations and the manufacturer's written specifications and procedures relating to the devices. The FDA makes inspections of medical device manufacturers and may issue reports or citations where the manufacturer has failed to comply with appropriate regulations and procedures. Compliance with the provisions of the Act and the FDA's regulations is time-consuming and expensive. On March 18, 1996, the FDA conducted a routine General Manufacturing Practices inspection and MediVators was found to be in a general state of control and no FD-483 complaint was issued. Federal, state and foreign regulations regarding the manufacture and sale of MediVators' products are subject to change. MediVators cannot predict what impact, if any, such changes might have on its business.

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

Patents and Proprietary Rights

    MediVators holds patents on certain of its medical sharps disposal systems which it believes are of material importance to MediVators. However, MediVators does not currently hold any patents with respect to its endoscope disinfection equipment. Its current disinfector product, the DSD-91, utilizes certain know-how developed by the Mayo Foundation pursuant to the License Agreement, but has no patent protection.

Backlog

    On October 8, 1997, the Company's consolidated backlog was approximately $1,870,000, compared with approximately $860,000 on October 4, 1996.

Employees

    As of October 8, 1997, the Company employed 150 persons. Of the Company's employees, 101 are located in Canada and 49 are located in the United States; 15 are executives and/or managers, 40 are engaged in sales, 8 are engaged in customer service, 26 are engaged in product service, 31 are engaged in manufacturing, shipping and warehouse functions, 23 perform various administrative functions and 7 are engaged in research and development.

    None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

Item 2.  PROPERTIES.

    Carsen leases a building, containing approximately 41,000 square feet, located in Markham, Ontario. This facility is used for warehouse, service and office space for Carsen. The lease expires in July 2000, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $10,000 for the remainder of the lease term.

    MediVators leases approximately 27,500 square feet of commercial space, located in Eagan, Minnesota. This facility is used for manufacturing, warehouse and office space for MediVators. The lease expires on September 30, 2001, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $13,000 for the next two years and approximately $14,000 for the last two years.

    The Company leases approximately 2,000 square feet of office space in Clifton, New Jersey, for its executive offices. The lease, which expires in January 2000, provides for monthly base rent of approximately $3,500.

    The Company believes that its facilities are adequate for its current needs.

Item 3.  LEGAL PROCEEDINGS.

    In November 1995, the Company was one of over 100 named defendants in the lawsuit titled "Caldwell Trucking PRP Group v. ADT Automotive, Inc., including Cantel Industries, Inc." (Civ. No. 95-1690 (WGB) brought by nine companies which settled a Comprehensive Environmental Response Compensation and Liability Act claim by the United States Government and the State of New Jersey for contribution to the remediation costs of an alleged hazardous waste site in New Jersey. This lawsuit is currently pending in the United States District Court for the District of New Jersey. The complaint, which relates to alleged septic and/or industrial waste disposed of prior to 1984, seeks total past and future remediation costs from the named defendants and prior settling companies estimated at approximately $20 million, but does not allege any specific offense against the Company at this time. Management of the Company believes that Cantel was not engaged in the production, transportation or dumping of industrial waste at any time. Currently, the Company is participating in an alternative dispute resolution ("ADR") process. The ADR process is expected to conclude during calendar 1998, with proposed allocations to each ADR participant. Although the Company can make no estimate of what its share, if any, of this total potential exposure could be, based on its current knowledge and available information, management believes that the claim will not have a material adverse effect on the Company. Furthermore, notwithstanding the ADR process, the Company believes that it has defenses to the suit and that it may have insurance covering such claims in whole or in part.

    In February 1996, an arbitration proceeding was commenced against MediVators titled "Pioneer Medical, Inc. vs. MediVators, Inc." The plaintiff, a former sales representative of MediVators, alleges an unspecified amount due for future sales of MediVators' products in the plaintiff's former sales territory, as well as other ancillary claims and punitive damages. MediVators has asserted a counterclaim of approximately $25,000 for unpaid products sold to this former sales representative. An arbitration hearing date is tentatively set for November 1997. Recently, the plaintiff commenced a lawsuit against MediVators titled "Pioneer Medical, Inc. vs. MediVators, Inc." in Connecticut State Court alleging claims that appear to be identical to those in the arbitration matter. MediVators has not yet had an opportunity to formally respond to this lawsuit. Management believes that the claims alleged in both the arbitration matter and lawsuit are unmeritorious and intends to vigorously defend itself in these actions, and that the claims will not have a material adverse effect on the Company.

Item 4.  SUBMISSION OF MATTERS TO A
         VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                       PART II



Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock trades on the NASDAQ National Market under the symbol "CNTL." The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported by NASDAQ.

    The Company has not paid any cash dividends on the Common Stock and a change in this policy is not presently under consideration by the Board of Directors.

                                      HIGH            LOW
                                      ----            ---

Year Ended July 31, 1996
First Quarter                        10 1/4           5 7/8
Second Quarter                       11 3/8           8 3/4
Third Quarter                        10 1/2           6 3/4
Fourth Quarter                       11               6 3/4

Year Ended July 31, 1997
First Quarter                         8               7
Second Quarter                        8 1/2           6 1/2
Third Quarter                         9 3/4           5 3/4
Fourth Quarter                        6               5


    On October 8, 1997, the closing price of the Company's Common Stock was $7.00 and the Company had 318 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. The Merger of Cantel and MediVators on March 15, 1996 has been accounted for as a pooling of interests in accordance with generally accepted accounting principles. Under this accounting treatment, the assets, liabilities, stockholders' equity, results of operations and cash flows of MediVators have been consolidated at their historical amounts for all periods presented and the Company's previously issued financial statements are restated as though MediVators had always been consolidated as a wholly-owned subsidiary. For fiscal 1997, 1996, 1995 and 1994, the data below has been extracted from the audited consolidated financial statements of the Company as of and for each of the years ended July 31. For fiscal 1993, the data below has been extracted from the audited consolidated financial statements of Cantel as of and for the fiscal year ended July 31, 1993 and the audited consolidated financial statements of MediVators as of and for calendar year 1993, except for the weighted average number of common and common equivalent shares and the common shares outstanding which are combined as of July 31 of that year.

              Consolidated Statements of Operations Data:
            (Amounts in thousands, except per share data)

                                        Year Ended July 31
                         ------------------------------------------------
                            1997     1996     1995      1994      1993
                         -------- -------  -------   -------  -----------

Net sales................ $34,987  $29,792  $34,125   $32,204   $31,521
Cost of sales............  23,329   19,433   23,704    21,737    21,491
Gross profit.............  11,658   10,359   10,421    10,467    10,030
Income (loss) from
  continuing operations
  before interest expense,
  income taxes and
  extraordinary
   gain (1)...............  2,671    1,216      700     1,276      (162)
Interest expense (2).....     143      258      492       283       159
Income (loss) from con-
  tinuing operations
  before income taxes....   2,528      958      208       993      (321)
Income taxes (2).........   1,432      536    1,001     1,054     1,160
Income (loss) from con-
  tinuing operations.....   1,096      422     (793)      (61)   (1,481)
Income (loss) from
  discontinued
  operations (3).........       -        -        -       562       (24)
Extraordinary gain on
  extinguishment
  of debt (4)............       -        -        -     1,211         -
Net income (loss)........   1,096      422     (793)    1,712    (1,505)
Dividends on preferred
  stocks.................       -        -        -       314     1,185
Net income (loss) attri-
  butable to common stock   1,096      422     (793)    1,398    (2,690)

Earnings per common share:
Primary:
  Continuing operations..   $ .25    $ .10    $(.21)    $(.10)    $(.96)
Discontinued operations         -        -        -       .15      (.01)
Extraordinary gain.......       -        -        -       .31         -
                            -----    ------   -----     ------    ------
    Net income (loss)....   $ .25    $ .10    $(.21)    $ .36     $(.97)
                            -----    ------   -----     -----     ------
                            -----    ------   -----     -----     ------
Fully diluted (5):
  Continuing operations..   $ .25    $ .10    $(.21)    $(.10)    $(.83)
Discontinued operations         -        -        -       .15      (.01)
Extraordinary gain.......       -        -        -       .31         -
                            -----    ------   -----     -----     ------
Net income (loss)........   $ .25    $ .10    $(.21)    $ .36     $(.84)
                            -----    ------   -----     -----     ------
                            -----    ------   -----     -----     ------
Weighted average number
  of common and common
  equivalent shares:
 Primary.................   4,354    4,309    3,739     3,845     2,765
Fully diluted............   4,354    4,309    3,739     3,889     3,197

                          Consolidated Balance Sheet Data:
                   (Amounts in thousands, except per share data)

                                                July 31,
                           -------------------------------------------
                             1997     1996     1995     1994     1993
                           ------   -------  -------  -------  -------

Total assets ............. $18,602  $15,998  $19,823  $18,412  $20,910
Current assets............  17,009   14,454   17,994   16,328   18,691
Current liabilities (6)...   5,903    3,081    5,271    5,029    7,173
Working capital...........  11,106   11,373   12,723   11,299   11,518
Long-term debt, less
  current portion(6)......   1,594    3,419    6,087    4,327    7,989
Stockholders' equity......  11,017    9,401    8,374    8,885    5,457
Book value per
  outstanding common
  share...................   $2.64    $2.42    $2.22    $2.39    $1.71
Common shares
  outstanding.............   4,166    3,889    3,765    3,713    3,198

-----------------

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

(6) Current liabilities and long-term debt as of July 31, 1993 include an aggregate of $1,388,000 of deferred interest benefit arising out of Cantel's debt restructuring which was consummated in fiscal 1991.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     The results of operations described hereafter reflect primarily the results of Carsen and MediVators. There was no significant impact upon the Company's results of operations for fiscal 1997 compared with fiscal 1996, or fiscal 1996 compared with fiscal 1995, as a result of translating Canadian dollars into United States dollars.

    The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.

                                            Year Ended July 31,
                                 ----------------------------------------
                                   1997            1996            1995
                                 -------         -------          -------
                                       (Dollar amounts in thousands)
                                 $       %       $       %       $      %
                             -------   -----  -------  -----   -----   ---

Medical and Infection
Control and Scientific
Products:
  Medical and
    Infection Control
    Products..............   $19,771    56.5  $16,221   54.4  $18,213   53.3
  Scientific
    Products..............     5,786    16.6    5,693   19.1    5,756   16.9
  Product Service.........     3,999    11.4    3,718   12.5    4,030   11.8
Consumer Products.........     5,431    15.5    4,160   14.0    6,126   18.0
                             --------  -----  -------  ------  ------  ------
                             $34,987   100.0  $29,792  100.0  $34,125  100.0
                             -------   -----  -------  ------ -------  ------
                             -------   -----  -------  ------ -------  ------


       Fiscal 1997 compared with Fiscal 1996

       Net sales increased by $5,195,000, or 17.4%, to $34,987,000 in fiscal 1997, from $29,792,000 in fiscal 1996. This increase was principally attributable to the increased sales of Medical and Infection Control Products and Consumer Products. The increased sales of Medical and Infection Control Products was primarily attributable to an increase in demand for both medical products and infection control products. This increase includes the full year impact of the strategic alliance with Olympus America Inc. ("Olympus") for the sale of MediVators' endoscope disinfection equipment, as described in
Note 7 to the Consolidated Financial Statements; expansion and improvement of the international distribution of MediVators' infection control products; and the improvement in economic conditions in Canada, where sales of medical products during fiscal 1996 were adversely impacted by certain cost control measures implemented by various provincial governments which decreased or delayed funding to hospitals, thereby reducing hospital spending for capital equipment.

       Net sales of Consumer Products in fiscal 1997 increased by approximately 31% over fiscal 1996 and represented approximately 16% of the Company's net sales during fiscal 1997, compared with 14% during fiscal 1996. The increased sales of Consumer Products for fiscal 1997 were due primarily to stronger demand from national accounts for certain 35 mm. camera models, where price reductions received from Olympus on such models were partially passed along to customers, as well as the demand for digital cameras, which were introduced during fiscal 1997. As a result, there was a significant reduction in the operating loss generated by Consumer Products during fiscal 1997.

       Gross profit increased by $1,299,000, or 12.5%, to $11,658,000 in fiscal 1997, from $10,359,000 in fiscal 1996. The gross profit margin as a percentage of sales decreased to 33.3% in fiscal 1997, from 34.8% in fiscal 1996. The lower gross profit margin for fiscal 1997 was primarily attributable to more competitive sales of medical products and the increased sales of consumer products, which generally have lower profit margins. Partially offsetting these decreases in margin were increased sales volume of medical and infection control products, which generally have higher profit margins, and a more efficient method of repairing endoscopes.

       Shipping and warehouse expenses decreased by $89,000 to $590,000 for fiscal 1997, from $679,000 for fiscal 1996. The decrease was attributable to reductions in freight costs, rent and personnel costs.

       Selling expenses as a percentage of net sales were 12.6% for fiscal 1997, compared with 14.6% for fiscal 1996. The decrease was attributable to the impact of the increased sales against the fixed portion of these expenses, as well as the elimination of certain variable selling expenses previously associated with the domestic distribution of MediVators' endoscope disinfection equipment.

       General and administrative expenses increased by $156,000 to $3,407,000 for fiscal 1997, from $3,251,000 for fiscal 1996. The increase was primarily attributable to increased personnel costs, some of which represent incentive compensation, professional fees and MediVators' relocation expenses.

       Research and development expenses increased by $215,000 to $589,000 for fiscal 1997, from $374,000 for fiscal 1996. This increase was substantially due to planned new product development at MediVators.

       Costs associated with the Merger of $486,000 in fiscal 1996 represented expenses incurred in connection with the MediVators acquisition, which was accounted for as a pooling of interests.

       Interest expense decreased to $143,000 in fiscal 1997, from $258,000 in fiscal 1996. This decrease was attributable to a decrease in average borrowings and lower average interest rates under the Carsen revolving credit facility, partially offset by increased borrowings under the MediVators revolving credit facility during fiscal 1997. Additionally, during fiscal 1996, there was a recovery of interest at Carsen of approximately $103,000 related to the tax reassessments described in Note 6 to the Consolidated Financial Statements.

       Income from operations before income taxes increased by $1,570,000 to $2,528,000 for fiscal 1997, from $958,000 for fiscal 1996.

       Income taxes consist primarily of foreign income taxes imposed on the Company's Canadian operations and Canadian withholding taxes on dividends remitted by Carsen to Cantel in the United States. The effective tax rate on Canadian operations was 44.9% and 44.6% for fiscal 1997 and 1996, respectively. However, the consolidated effective tax rate is higher due to the fact that losses generated by the Company's combined U.S. operations cannot be used to offset income generated by the Canadian operations. In addition, income taxes for fiscal 1996 are net of a recovery of $182,000 of taxes related to the tax reassessment described in Note 6 to the Consolidated Financial Statements.

       No tax benefits have been recognized on the Company's United States operations as a result of the losses generated in fiscal 1997 and prior years.

       Fiscal 1996 compared with Fiscal 1995

       Net sales decreased by $4,333,000, or 12.7%, to $29,792,000 in fiscal 1996, from $34,125,000 in fiscal 1995. This decrease was principally attributable to the decreased sales of Medical and Infection Control Products
and Consumer Products.   The decreased sales of Medical and Infection Control
Products in fiscal 1996 was primarily attributable to a decrease in demand for medical products, offset in part by an increase in demand for infection control products. The sales of medical equipment have been adversely impacted in Canada by certain cost control measures implemented by various provincial governments which decreased or delayed funding to hospitals, thereby reducing hospital spending for capital equipment. The new distribution agreement with Olympus America Inc. entered into by MediVators on May 1, 1996, as described in Note 7 to the Consolidated Financial Statements, had a limited effect on net sales of infection control products during fiscal 1996. The decreased sales of Consumer Products resulted from lower demand for product, primarily attributable to the loss of national account business.

       Although net sales of Consumer Products represented approximately 14%, 18%, and 23% of the Company's net sales during fiscal 1996, 1995 and 1994, respectively, Consumer Products has incurred operating losses for each of the past three fiscal years. The lack of growth and profitability of Consumer Products has resulted principally from lower demand for product. During fiscal 1996 and 1995, the reduced demand and increased operating losses were primarily attributable to the loss of national account business, either through the total loss of customers or the reduction of orders. The Company has undertaken steps to address the current market conditions by restructuring the Consumer Products' sales functions and marketing strategies. Additionally, in fiscal 1997, Olympus extended price reductions on certain camera models in order to make Olympus cameras more price competitive in Canada, where all other significant manufacturers of cameras distribute on a direct basis.

       Gross profit decreased by $62,000, or 0.6%, to $10,359,000 in fiscal 1996, from $10,421,000 in fiscal 1995. The gross profit margin as a percentage of sales increased to 34.8% in fiscal 1996, from 30.5% in fiscal 1995. The higher gross profit margin was principally attributable to a provision for slow-moving infection control inventory recorded in fiscal 1995, the sales mix in all divisions, the decreased sales of Consumer Products which generally have lower profit margins and a more efficient method of repairing endoscopes. These margin increases were partially offset by price increases received from Olympus, a portion of which could not be passed on through higher selling prices.

       Shipping and warehouse expenses decreased by $107,000 to $679,000 for fiscal 1996, from $786,000 for fiscal 1995. The decrease was attributable to reductions in freight costs, rent and personnel costs.

       Selling expenses as a percentage of net sales were 14.6% for fiscal 1996, compared with 14.8% for fiscal 1995. The impact of the reduced sales against the fixed portion of these expenses was offset in part by a reduction in fixed selling expenses.

       General and administrative expenses decreased by $269,000 to $3,251,000 for fiscal 1996, from $3,520,000 for fiscal 1995. The decrease was primarily attributable to a cost reduction program implemented at Carsen, as well the write-down of certain MediVators' assets to their estimated net realizable value in fiscal 1995.

       Costs associated with the Merger of $486,000 in fiscal 1996 represented expenses incurred in connection with the MediVators acquisition, which was accounted for as a pooling of interests.

       Interest expense decreased to $258,000 in fiscal 1996, from $492,000 in fiscal 1995. This decrease is due to a recovery of interest of approximately $103,000 related to the tax reassessments described in Note 6 to the Consolidated Financial Statements and a decrease in average borrowings and lower average interest rates under the Canadian revolver.

       Income from operations before income taxes increased by $750,000 to $958,000 for fiscal 1996 from $208,000 for fiscal 1995.

       Income taxes represent taxes imposed on the Company's Canadian operations and Canadian withholding taxes on dividends remitted by Carsen to Cantel in the United States. In addition, income taxes for fiscal 1996 are net of a recovery of $182,000 of taxes related to the tax reassessment described in Note 6 to the Consolidated Financial Statements.

       No tax benefits have been recognized on the Company's United States operations as a result of the losses generated in fiscal 1996 and prior years.

Liquidity and Capital Resources

    At July 31, 1997, the Company's working capital was $11,106,000, compared with $11,373,000 at July 31, 1996. This decrease primarily reflects increases in accounts payable and income taxes payable, partially offset by increases in accounts receivable and inventories. Accounts receivable and accounts payable at July 31, 1997 reflect increased sales and related product purchases during the month of July 1997.

    Net cash provided by operating activities was $1,623,000 for fiscal 1997 and $2,133,000 for fiscal 1996, compared with net cash used in operating
activities of $2,059,000 for fiscal 1995.    In fiscal 1997, the net cash
provided by operating activities was primarily due to net income after adjusting for depreciation and increases in accounts payable and accrued expenses and income taxes payable, partially offset by increases in accounts receivable and inventories. In fiscal 1996, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation and a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses. The net cash used in operating activities in fiscal 1995 was primarily due to a net loss after adjusting for depreciation, an increase in accounts receivable and a decrease in income taxes payable, partially offset by an increase in accounts payable and accrued expenses.

    Net cash used in investing activities was $373,000, $142,000 and $134,000 in fiscal 1997, 1996 and 1995, respectively.

    Net cash used in financing activities was $1,276,000 in fiscal 1997 and $2,108,000 in fiscal 1996, compared with net cash provided by financing activities of $1,495,000 in fiscal 1995. These changes were principally due in fiscal 1997 and 1996 to the reduction of long-term debt, partially offset by proceeds from the exercise of stock options and warrants, and in fiscal 1995 due to an increase in outstanding borrowings under the Canadian revolving credit facility.

    The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen, and a $2,000,000 revolving credit facility for MediVators.

    Pursuant to the terms of the Carsen revolving credit facility, borrowings under such facility must be paid in full no later than December 31, 1999. Borrowings outstanding at July 31, 1997 and 1996 are in Canadian dollars and bear interest at rates ranging from lender's Canadian prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At July 31, 1997, the lender's Canadian prime rate was 4.75% and Carsen's outstanding borrowings bear interest at such prime rate. Subsequent to July 31, 1997, the lender's prime rate increased to 5.25% and Carsen's outstanding borrowings will bear interest at a rate of .25% above such prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $798,000 of borrowings outstanding under this facility at July 31, 1997.

    Pursuant to the terms of the MediVators' revolving credit facility, borrowings under such facility must be paid in full no later than December 3, 1998. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.5% at July 31, 1997. A commitment fee on the unused portion of this facility is payable in arrears at a rate of
 .5% per annum, with interest on borrowings payable monthly. There were $755,000 of borrowings outstanding under this facility at July 31, 1997.

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

    The Company's Canadian subsidiary had foreign exchange forward contracts at October 8, 1997 aggregating $9,000,000 (U.S. dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent the Canadian subsidiary's projected purchases of inventories for the months of February 1998 through July 1998.

    The average exchange rate of the contracts open at October 8, 1997 was $1.3574 Canadian dollar per United States dollar, or $.7367 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on October 8, 1997 was $1.3723 Canadian dollar per United States dollar, or $.7287 United States dollar per Canadian dollar.

    The Company believes that its anticipated cash flow from operations and the funds available under the revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future based upon the current level of operations. At October 8, 1997, approximately $5,500,000 was available under the credit facilities.

    As of July 31, 1997, the Company had net operating loss carryforwards for United States income tax purposes ("NOLs") of approximately $16,350,000 which will expire through July 31, 2012. Of this amount, approximately $4,350,000 represents NOLs accumulated by MediVators prior to the Merger, which may only be used against the future earnings of MediVators and are subject to annual limitations due to the ownership change.

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

                                      PART III




Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 1997 Annual Meeting of Stockholders of Registrant.

Item 11. EXECUTIVE COMPENSATION.

         Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 1997 Annual Meeting of Stockholders of Registrant.

Item 12. SECURITY OWNERSHIP OF
              BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 1997 Annual Meeting of Stockholders of Registrant.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 1997 Annual Meeting of Stockholders of Registrant.

                                      PART IV



Item 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT
            SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

              1.   Consolidated Financial Statements:

                   (i)   Reports of Independent Auditors.

                   (ii)  Consolidated Balance Sheets as of July 31, 1997 and
              1996.

                   (iii) Consolidated Statements of Operations for the
              years ended July 31, 1997, 1996 and 1995.

                   (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended July 31, 1997, 1996 and 1995.

                   (v) Consolidated Statements of Cash Flows for the years ended July 31, 1997, 1996 and 1995.

                   (vi)  Notes to Consolidated Financial Statements.


              2.   Consolidated Financial Statement Schedules:

                   (i) Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 1997, 1996 and 1995.

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

                   3(f) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on April 3, 1987. (Incorporated herein by reference to Exhibit 3(f) of Registrant's 1987 10-K.)

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

                   10(a) - Registrant's 1991 Employee Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10(a) to Registrant's 1991 Annual Report on Form 10-K [the "1991 10-K"].)

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

                   10(e) - Stock Option Agreement, dated as of June 20,
1990, between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10(g) to Registrant's 1990 Annual Report on Form 10-K [the "1990 10-K"].)

                   10(f) - Stock Option Agreement, dated as of July 25, 1990 between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10(q) to Registrant's 1990 10-K.)

                   10(g) - Agreement between Carsen Group Inc. and Olympus America, Inc., dated April 1, 1994. (Incorporated by reference to Exhibit 10(g) to Registrant's 1994 Annual Report on Form 10-K [the "1994 10-K"].)

                   10(h) - Form of Registrant's Common Stock Purchase Warrants dated December 27, 1988. (Incorporated herein by reference to Exhibit 10(t) to Registrant's 1989 10-K.)

                   10(i) - Form of Registrant's Common Stock Purchase Warrants dated July 14, 1989. (Incorporated herein by reference to Exhibit 10(w) to Registrant's 1989 10-K.)

                    10(j) - Loan Agreement dated as of October 29, 1993 among Registrant, Carsen Group Inc. and National Bank of Canada.
(Incorporated herein by reference to Exhibit 10(v) of Registrant's 1993 Annual Report on Form 10-K.)

                   10(k) - Stock Option Agreement, dated as of February 3, 1994, between the Registrant and Darwin C. Dornbush. (Incorporated herein by reference to Exhibit 10(1) to Registrant's 1995 Annual Report on Form 10-K [the "1995 10-K"].)

                   10(l) - Stock Option Agreement, dated as of December 15, 1994, between the Registrant and Robert L. Barbanell. (Incorporated herein by reference to Exhibit 10(m) of Registrant's 1995 10-K.)

                   10(m) - First Amendment to Loan Agreement, dated as of August 28, 1995, among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated herein by reference to Exhibit 10(n) of Registrant's 1995 10-K.)

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

                   10(q) - Loan and Security Agreement dated as of May 27, 1996 among MediVators, Inc., Disposal Sciences, Inc. and National Canada Finance Corp. (Incorporated by reference to Exhibit 10(s) of Registrant's 1996 Annual Report on Form 10-K [the "1996 10-K"].)

                   10(r) - Stock Option Agreement, dated as of October 17, 1996 , between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(v) of Registrant's 1996 10-K.)

                   10(s) - Registrant's 1997 Employee Stock Option Plan.

                   10(t) - Form of Incentive Stock Option Agreement under Registrant's 1997 Employee Stock Option Plan.

                   10(u) - Employment Agreement, dated as of December 23, 1996, between the Registrant and Edward E. Meltz.

                   10(v) - Employment Agreement, dated as of July 11, 1997, between the Registrant and R.M. (Ric) Rumble.

                   10(w) - Second Loan Amending Agreement, dated as of April 19, 1996, among Registrant, Carsen Group Inc. and National Bank of Canada.

                   10(x) - Third Loan Amending Agreement, dated as of March 7, 1997, among Registrant, Carsen Group Inc. and National Bank of Canada.

                   10(y) - First Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc., dated as of August 26, 1997, among Registrant and Olympus America Inc.

                   11 - Computation of Earnings per Share Data.

                   21 - Subsidiaries of Registrant.

                   24(a) - Consent of Ernst & Young LLP.

                   24(b) - Consent of Price Waterhouse LLP.

                   27 - Financial Data Schedule.

         (b)  Reports on Form 8-K:  None.

                                     SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CANTEL INDUSTRIES, INC.

Date:  October 24, 1997            By: /s/ James P. Reilly
                                      ----------------------------
                                      James P. Reilly, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer
                                      and Principal Financial
                                      Officer)

                                   By: /s/ Craig A. Sheldon
                                      ----------------------------
                                      Craig A. Sheldon, Vice
                                      President and Controller
                                      (Chief Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker                   Date:  October 24, 1997
----------------------------
Charles M. Diker, a Director
and Chairman of the Board

/s/ James P. Reilly                    Date:  October 24, 1997
----------------------------
James P. Reilly, a Director
and President

/s/ Robert L. Barbanell                Date:  October 24, 1997
----------------------------
Robert L. Barbanell, a Director

/s/ Richard L. Bloch                   Date:  October 24, 1997
----------------------------
Richard L. Bloch, a Director

/s/ Darwin C. Dornbush                 Date:  October 24, 1997
----------------------------
Darwin C. Dornbush, a Director

/s/ Alan J. Hirschfield                Date:  October 24, 1997
----------------------------
Alan J. Hirschfield, a Director

/s/ Morris W. Offit                    Date:  October 24, 1997
----------------------------
Morris W. Offit, a Director

/s/ Bruce Slovin                       Date:  October 24, 1997
----------------------------
Bruce Slovin, a Director

                            CANTEL INDUSTRIES, INC.







                       CONSOLIDATED FINANCIAL STATEMENTS










                                 JULY 31, 1997

                                    CONTENTS

Reports of Independent Auditors....................................          1
Financial Statements
Consolidated Balance Sheets........................................          4
Consolidated Statements of Operations..............................          5
Consolidated Statements of Changes in Stockholders' Equity.........          6
Consolidated Statements of Cash Flows..............................          7
Notes to Consolidated Financial Statements.........................          8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders Cantel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Cantel Industries, Inc. as of July 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Industries, Inc. at July 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We previously audited and reported on the consolidated statements of operations, changes in stockholders' equity and cash flows of Cantel Industries, Inc. for the year ended July 31, 1995, as well as the financial statement schedule listed in the Index at Item 14(a), prior to their restatement for the

1996 pooling of interests as described in Note 3. The contribution of Cantel Industries, Inc. to net sales and net income represented $31,079,000 and $1,001,000 of the respective restated 1995 totals. Financial statements of MediVators, Inc. included in the 1995 restated consolidated statements were audited and reported on separately by other auditors. The report of the other auditors who audited these statements appears elsewhere herein. We also have audited, as to combination only, the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Cantel Industries, Inc. for the year ended July 31, 1995, after restatement for the 1996 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 3 to the consolidated financial statements.

                                                ERNST & YOUNG LLP

Princeton, New Jersey
September 19, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of
 MediVators, Inc.

In our opinion, the consolidated statements of operations, of stockholders' equity and of cash flows for the year ended July 31, 1995 (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of MediVators, Inc. and its subsidiary for the year ended July 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of MediVators, Inc. for any period subsequent to July 31, 1995.

Price Waterhouse LLP
Minneapolis, Minnesota
May 3, 1996

                            CANTEL INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    JULY 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                      ASSETS
Current assets:
  Cash......................................................................................  $     656  $     682
  Accounts receivable, net of allowance for doubtful accounts of $82 in 1997 and $132 in
    1996....................................................................................      6,984      5,268
  Inventories...............................................................................      8,974      8,196
  Prepaid expenses and other current assets.................................................        395        308
                                                                                              ---------  ---------
Total current assets........................................................................     17,009     14,454
Property and equipment, at cost:
  Furniture and equipment...................................................................      1,797      1,796
  Leasehold improvements....................................................................        559        697
                                                                                              ---------  ---------
                                                                                                  2,356      2,493
  Less accumulated depreciation and amortization............................................     (1,714)    (1,884)
                                                                                              ---------  ---------
                                                                                                    642        609
Other assets, including goodwill of $167 in 1997 and 1996...................................        951        935
                                                                                              ---------  ---------
                                                                                              $  18,602  $  15,998
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................  $   3,732  $   1,486
  Compensation payable......................................................................        909        722
  Other accrued expenses....................................................................        706        792
  Income taxes payable......................................................................        556         81
                                                                                              ---------  ---------
Total current liabilities...................................................................      5,903      3,081
Long-term debt..............................................................................      1,594      3,419
Deferred income taxes.......................................................................         88         97
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued......     --         --
  Common Stock, $.10 par value per share; authorized 7,500,000 shares; issued and
    outstanding, 1997--4,166,322 shares; 1996--3,888,695 shares.............................        417        389
  Additional capital........................................................................     17,609     17,088
  Accumulated deficit.......................................................................     (5,652)    (6,748)
  Cumulative foreign currency translation adjustment........................................     (1,357)    (1,328)
                                                                                              ---------  ---------
Total stockholders' equity..................................................................     11,017      9,401
                                                                                              ---------  ---------
                                                                                              $  18,602  $  15,998
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                            CANTEL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED JULY 31,
                                                                                   --------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Net sales:
  Product sales..................................................................  $  30,988  $  26,074  $  30,095
  Product service................................................................      3,999      3,718      4,030
                                                                                   ---------  ---------  ---------
Total net sales..................................................................     34,987     29,792     34,125
                                                                                   ---------  ---------  ---------
Cost of sales:
  Product sales..................................................................     20,834     17,081     21,222
  Product service................................................................      2,495      2,352      2,482
                                                                                   ---------  ---------  ---------
Total cost of sales                                                                   23,329     19,433     23,704
                                                                                   ---------  ---------  ---------
Gross profit.....................................................................     11,658     10,359     10,421
                                                                                   ---------  ---------  ---------
Expenses:
  Shipping and warehouse.........................................................        590        679        786
  Selling........................................................................      4,401      4,353      5,037
  General and administrative.....................................................      3,407      3,251      3,520
  Research and development.......................................................        589        374        378
  Costs associated with the Merger...............................................     --            486     --
                                                                                   ---------  ---------  ---------
Total operating expenses.........................................................      8,987      9,143      9,721
                                                                                   ---------  ---------  ---------
Income from operations before interest expense and income taxes..................      2,671      1,216        700
Interest expense.................................................................        143        258        492
                                                                                   ---------  ---------  ---------
Income from operations before income taxes.......................................      2,528        958        208
Income taxes.....................................................................      1,432        536      1,001
                                                                                   ---------  ---------  ---------
Net income (loss)................................................................  $   1,096  $     422  $    (793)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Earnings (loss) per common share:
  Primary........................................................................  $    0.25  $    0.10  $   (0.21)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Fully diluted..................................................................  $    0.25  $    0.10  $   (0.21)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                            See accompanying notes.

                            CANTEL INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                    YEARS ENDED JULY 31, 1997, 1996 AND 1995

                                                                                                        CUMULATIVE
                                                         COMMON STOCK                                     FOREIGN      TOTAL
                                                    -----------------------                              CURRENCY     STOCK-
                                                    NUMBER OF                ADDITIONAL   ACCUMULATED   TRANSLATION   HOLDERS
                                                      SHARES      AMOUNT       CAPITAL      DEFICIT     ADJUSTMENT    EQUITY
                                                    ----------  -----------  -----------  ------------  -----------  ---------
Balance, July 31, 1994............................   3,713,353   $     371    $  16,266    $   (6,377)   $  (1,375)  $   8,885
  Exercise of options into Common Stock...........      33,065           4           55                                     59
  Dividends on MediVators stock before the
    Merger........................................       6,989           1           (1)                                --
  Issuance of stock by MediVators before the
    Merger........................................      12,910           1           98                                     99
  Expense related to grant of non-employee
    options.......................................                                    6                                      6
  Forfeiture of deferred compensation.............        (964)                                                         --
  Compensation expense............................                                    4                                      4
  Translation gain................................                                                             114         114
  Net loss........................................                                               (793)                    (793)
                                                    ----------       -----   -----------  ------------  -----------  ---------
Balance, July 31, 1995............................   3,765,353         377       16,428        (7,170)      (1,261)      8,374
  Exercise of options into Common Stock...........     122,985          12          653                                    665
  Dividends on MediVators stock before the
    Merger........................................         357                                                          --
  Compensation expense............................                                    7                                      7
  Translation loss................................                                                             (67)        (67)
  Net income......................................                                                422                      422
                                                    ----------       -----   -----------  ------------  -----------  ---------
Balance, July 31, 1996............................   3,888,695         389       17,088        (6,748)      (1,328)      9,401
  Exercise of options and warrants into
    Common stock..................................     277,627          28          521                                    549
  Translation loss................................                                                             (29)        (29)
  Net income......................................                                              1,096                    1,096
                                                    ----------       -----   -----------  ------------  -----------  ---------
Balance, July 31, 1997............................   4,166,322   $     417    $  17,609    $   (5,652)   $  (1,357)  $  11,017
                                                    ----------       -----   -----------  ------------  -----------  ---------
                                                    ----------       -----   -----------  ------------  -----------  ---------

                            See accompanying notes.

                            CANTEL INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                             YEAR ENDED JULY 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)....................................................................  $   1,096  $     422  $    (793)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
      Depreciation and amortization..................................................        295        367        573
      Deferred income taxes..........................................................         (9)         7         26
      Imputed interest...............................................................     --              5         21
      Changes in assets and liabilities:
        Accounts receivable..........................................................     (1,716)     3,124     (2,853)
        Inventories..................................................................       (778)       260        115
        Prepaid expenses and other current assets....................................        (87)        39        266
        Accounts payable and accrued expenses........................................      2,347     (1,808)     1,046
        Income taxes payable.........................................................        475       (283)      (460)
                                                                                       ---------  ---------  ---------
Net cash provided by (used in) operating activities..................................      1,623      2,133     (2,059)
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions of property and equipment..................................................       (296)       (60)      (214)
Other, net...........................................................................        (77)       (82)        80
                                                                                       ---------  ---------  ---------
Net cash used in investing activities................................................       (373)      (142)      (134)
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under credit facilities..................................     (1,866)    (2,668)     1,760
Capital lease obligations............................................................         41     --         --
Deferred compensation payments.......................................................     --           (105)      (133)
Repayments of note payable...........................................................     --         --           (240)
Proceeds from sale of MediVators' stock..............................................     --         --             49
Proceeds from exercise of stock options and warrants.................................        549        665         59
                                                                                       ---------  ---------  ---------
Net cash (used in) provided by financing activities..................................     (1,276)    (2,108)     1,495
                                                                                       ---------  ---------  ---------
Decrease in cash.....................................................................        (26)      (117)      (698)
Cash at beginning of year............................................................        682        799      1,497
                                                                                       ---------  ---------  ---------
Cash at end of year..................................................................  $     656  $     682  $     799
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY
Common stock of MediVators issued in satisfaction of note payable....................     --         --      $      50
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                            See accompanying notes.

                            CANTEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years Ended July 31, 1997, 1996 and 1995

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization are provided on either the straight-line method or, for certain furniture and equipment at Carsen, the declining balance method, over the estimated useful lives of the assets which generally range from 3-7 years for furniture and equipment and the life of the lease for leasehold improvements.

OTHER ASSETS

Inventories of sales samples which have not turned over within one year and medical loaners available for customers are included in other assets and are carried at the lower of cost or net realizable value.

STOCK BASED COMPENSATION

As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

INCOME TAXES

The Company accounts for income taxes by the liability method in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes".

No income taxes have been provided on the undistributed earnings ($10,740,000 at July 31, 1997) of Carsen since the Company does not intend to repatriate such earnings unless no additional United States taxes would result upon such repatriation.

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

The following average shares were used for the computation of primary and fully diluted earnings per share:

                                        YEAR ENDED JULY 31,
                              ----------------------------------
                                  1997        1996        1995
                              ----------  ----------  ----------
Primary....................   4,354,207   4,308,579   3,739,396
                              ----------  ----------  ----------
                              ----------  ----------  ----------
Fully Diluted..............   4,354,207   4,308,579   3,739,396
                              ----------  ----------  ----------
                              ----------  ----------  ----------

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. ACQUISITION OF MEDIVATORS

On March 15, 1996, the Company consummated a merger transaction with MediVators, a Minnesota corporation, pursuant to an Agreement and Plan of Merger under which MediVators became a wholly-owned subsidiary of the Company, and the stockholders of MediVators received an equity interest of approximately 26.5% in Cantel (without giving effect to outstanding options and warrants to acquire stock of Cantel or MediVators) (the "Merger").

The Merger has been accounted for as a pooling of interests for accounting purposes in accordance with generally accepted accounting principles. Under this accounting treatment, the assets, liabilities, stockholders' equity, results of operations and cash flows of MediVators have been consolidated at their historical amounts for all periods presented and previously issued financial statements of the Company are restated as though MediVators had always been consolidated as a wholly-owned subsidiary.

A reconciliation of consolidated net sales and income (loss) from operations to the respective amounts of each of Cantel and MediVators prior to the Merger is as follows:

                                                                                         YEAR ENDED JULY 31,
                                                                                     ----------------------------
                                                                                         1996           1995
                                                                                     -------------  -------------
Net sales:
  Consolidated-post-Merger...........................................................  $  12,408,000  $    --
  Cantel-pre-Merger..................................................................     15,155,000     31,079,000
  MediVators-pre-Merger..............................................................      2,446,000      3,473,000
  Effect of eliminating intercompany sales -pre-Merger...............................       (217,000)      (427,000)
                                                                                       -------------  -------------
Total consolidated net sales.........................................................  $  29,792,000  $  34,125,000
                                                                                       -------------  -------------
                                                                                       -------------  -------------
Income (loss) from operations:
  Consolidated-post-Merger...........................................................  $     565,000  $    --
  Cantel-pre-Merger..................................................................        123,000      1,001,000
  MediVators-pre-Merger..............................................................       (254,000)    (1,768,000)
Effect of eliminating intercompany profit in inventory-pre-Merger....................        (12,000)       (26,000)
                                                                                       -------------  -------------
Total consolidated income (loss) from operations.....................................  $     422,000  $    (793,000)
                                                                                       -------------  -------------
                                                                                       -------------  -------------

    In fiscal 1995, a $903,000 provision was recorded to write-down to net realizable value certain assets of MediVators' medical sharps disposal business, the majority of which was slow moving inventory.

4. INVENTORIES

A summary of inventories is as follows:

                                                                                                 JULY 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Parts.................................................................................  $  2,516,000  $  1,958,000
Work-in-process.......................................................................       247,000       275,000
Finished Goods........................................................................     6,211,000     5,963,000
                                                                                        ------------  ------------
Total.................................................................................  $  8,974,000  $  8,196,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

5. FINANCING ARRANGEMENTS

The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen, and a $2,000,000 revolving credit facility for MediVators.

Pursuant to the terms of the Carsen revolving credit facility, borrowings under such facility must be paid in full no later than December 31, 1999. Borrowings outstanding at July 31, 1997 and 1996 are in Canadian dollars and bear interest at rates ranging from lender's Canadian prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At July 31, 1997, the lender's Canadian prime rate was 4.75% and Carsen's outstanding borrowings bear interest at such prime rate. Subsequent to July 31, 1997, the lender's prime rate increased to 5.25% and Carsen's outstanding borrowings will bear interest at a rate of .25% above lender's prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $798,000 and $3,419,000 of borrowings outstanding under this facility at July 31, 1997 and 1996, respectively.

Pursuant to the terms of the MediVators' revolving credit facility, borrowings under such facility must be paid in full no later than December 3, 1998. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.5% at July 31, 1997. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. There were $755,000 of borrowings outstanding under this facility at July 31, 1997 and no borrowings outstanding at July 31, 1996.

Each of the credit facilities provide for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; require the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

6. INCOME TAXES

During fiscal 1996, the Company negotiated a settlement with Revenue Canada which related to a reassessment of federal and provincial income and withholding taxes for the years 1990-1992 which had been paid by the Company under protest. The settlement resulted in the recovery of federal and provincial income and withholding taxes of approximately $182,000 and interest of approximately $103,000.

Deferred income taxes recorded in the consolidated balance sheets at July
31, 1997 and 1996 include deferred tax assets related to net operating loss carryforwards ("NOLs") of $5,559,000 and $5,232,000, respectively, which have been fully offset by valuation allowances, and deferred tax liabilities related to the use of accelerated methods of depreciation for income tax purposes of $88,000 and $97,000, respectively. The valuation allowances have been established equal to the full amount of the deferred tax assets, as the Company was not assured at July 31, 1997 and 1996 that it was more likely than not that a benefit will be realized.

For financial statement and domestic tax reporting purposes, the Company has NOLs of approximately $16,350,000 at July 31, 1997, which expire through July 31, 2012. Of this amount, approximately $4,350,000 represents NOLs accumulated by MediVators prior to the Merger, which may only be used against the future earnings of MediVators and are subject to annual limitations due to the ownership change. The NOLs presented are based upon the tax returns as filed and are subject to examination by the Internal Revenue Service.

The provision (benefit) for income taxes consists of the following:

                                                                                 YEAR ENDED JULY 31,
                                                               1997                     1996                    1995
                                                      -----------------------  -----------------------  ---------------------
                                                        CURRENT     DEFERRED    CURRENT     DEFERRED     CURRENT    DEFERRED
                                                      ------------  ---------  ----------  -----------  ----------  ---------
United States.......................................  $      7,000  $  --      $   27,000   $  --       $   14,000  $  --
Canada..............................................     1,434,000     (9,000)    502,000       7,000      961,000     26,000
                                                      ------------  ---------  ----------  -----------  ----------  ---------
Total...............................................  $  1,441,000  $  (9,000) $  529,000   $   7,000   $  975,000  $  26,000
                                                      ------------  ---------  ----------  -----------  ----------  ---------
                                                      ------------  ---------  ----------  -----------  ----------  ---------

    The components of income (loss) from operations before income taxes are as follows:

                                                                                    YEAR ENDED JULY 31,
                                                                          ----------------------------------------
                                                                              1997         1996          1995
                                                                          ------------  -----------  -------------
United States...........................................................  $   (576,000) $  (525,000) $  (2,072,000)
Canada..................................................................     3,104,000    1,483,000      2,280,000
                                                                          ------------  -----------  -------------
Total...................................................................  $  2,528,000  $   958,000  $     208,000
                                                                          ------------  -----------  -------------
                                                                          ------------  -----------  -------------
The effective tax rate on operations differs from the United States statutory tax rate (34%) due to the following:


                                                                                     YEAR ENDED JULY 31,
                                                                            --------------------------------------
                                                                                1997         1996         1995
                                                                            ------------  ----------  ------------
Expected statutory tax expense............................................  $    860,000  $  326,000  $     71,000
Canadian dividend withholding taxes.......................................         3,000      22,000        12,000
Canadian tax settlement...................................................       --         (182,000)      --
Differential attributable to Canadian operations..........................       370,000     187,000       212,000
Benefit not recognized on domestic operating losses.......................       196,000     178,000       704,000
State and local taxes.....................................................         3,000       5,000         2,000
                                                                            ------------  ----------  ------------
Total.....................................................................  $  1,432,000  $  536,000  $  1,001,000
                                                                            ------------  ----------  ------------
                                                                            ------------  ----------  ------------

7. COMMITMENTS AND CONTINGENCIES
  DISTRIBUTION AGREEMENTS
    OLYMPUS AGREEMENT

The majority of Carsen's sales of medical, scientific and consumer products have been made pursuant to an agreement with Olympus America, Inc. ("Olympus") under which Olympus has granted Carsen the exclusive right to distribute the covered Olympus products in Canada. All products sold by Carsen pursuant to the agreement bear the "Olympus" trademark. The Olympus Agreement expires on March 31, 2001.

During the term of the Olympus Agreement, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreement.

The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of medical equipment, precision instruments, industrial technology equipment and consumer products. The aggregate annual minimum purchase obligations for all such products (excluding digital camera products) are approximately $13.9 million, $15.5 million, $17.3 million and $19.4 million during the contract years ending March 31, 1998, 1999, 2000 and 2001, respectively.

Subject to an allowance of a 10% shortfall from the minimum purchase requirements in certain situations, Olympus has the right to terminate the Olympus Agreement with respect to each product group for which Carsen has failed to meet the minimum purchase requirements. If Carsen fails to meet such requirements for both precision instruments and industrial technology equipment, or for medical equipment, then Olympus has the right to terminate the entire Olympus Agreement. Olympus may also terminate the Olympus Agreement if Carsen breaches its other obligations under the Olympus Agreement.

MEDIVATORS AGREEMENT

MediVators has a three year agreement with Olympus which expires on April 30, 1999, under which Olympus was granted the exclusive right to distribute certain endoscope disinfection equipment and related accessories in the United States, Central and South America, The Caribbean, and the West Indies (excluding Bermuda). All products sold by Olympus pursuant to this agreement bear both the "Olympus" and "MediVators" trademarks.

This agreement imposes minimum purchase obligations on Olympus. Failure to achieve the minimum purchase requirement in any contract year would give MediVators the right to terminate the agreement.

Sales to Olympus are recognized on a bill and hold basis based upon the receipt of a written purchase order from Olympus, the completion date specified in the order, the actual completion of the manufacturing process and the invoicing of goods. At July 31, 1997 and 1996, accounts receivable included bill and hold receivables of approximately $401,000 and $566,000, respectively.

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

FOREIGN EXCHANGE CONTRACTS

    The Company's Canadian subsidiary enters into foreign exchange forward contracts to purchase United States dollars to hedge against currency fluctuations affecting purchases of inventory. Total commitments for such forward contracts amounted to approximately $5,459,000 at July 31, 1997, and cover projected purchases of inventory for the months of July 1997 and May 1998 through July 1998. The fair value of such contracts at July 31, 1997, based upon current market quotes for contracts with similar terms, approximated the carrying value of such contracts.

LEASE OBLIGATIONS

    Aggregate future minimum rental commitments at July 31, l997 under operating leases for warehouse and office space are as follows:


           YEAR ENDED JULY 31,
           -------------------
                1998                                  $  322,000
                1999                                     322,000
                2000                                     300,000
                2001                                     160,000
                2002                                      26,000
                                                      ----------
                Total rental commitments............  $1,130,000
                                                      -----------
                                                      -----------


Rent expense aggregated $324,000, $283,000 and $316,000 for fiscal 1997, 1996 and 1995, respectively. Of these amounts, approximately $17,000, $106,000 and $106,000 in fiscal 1997, 1996 and 1995, respectively, was paid to a director and former officer of MediVators who was the landlord of MediVators' former manufacturing, warehouse and office facility.


LITIGATION

    In November 1995, the Company was one of over 100 named defendants in the lawsuit titled "Caldwell Trucking PRP Group v. ADT Automotive, Inc., including Cantel Industries, Inc." (Civ. No. 95-1690 (WGB) brought by nine companies which settled a Comprehensive Environmental Response Compensation and Liability Act claim by the United States Government and the State of New Jersey for contribution to the remediation costs of an alleged hazardous waste site in New Jersey. This lawsuit is currently pending in the United States District Court for the District of New Jersey. The complaint, which relates to alleged septic and/or industrial waste disposed of prior to 1984, seeks total past and future remediation costs from the named defendants and prior settling companies estimated at approximately $20 million, but does not allege any specific offense against the Company at this time. Management of the Company believes that Cantel was not engaged in the production, transportation or dumping of industrial waste at any time. Currently, the Company is participating in an alternative dispute resolution ("ADR") process. The ADR process is expected to conclude during calendar 1998, with proposed allocations to each ADR participant. Although the Company can make no estimate of what its share, if any, of this total potential exposure could be, based on its current knowledge and available information, management believes that the claim will not have a material adverse effect on the Company. Furthermore, notwithstanding the ADR process, the Company believes that it has defenses to the suit and that it may have insurance covering such claims in whole or in part.

    In February 1996, an arbitration proceeding was commenced against MediVators titled "Pioneer Medical, Inc. vs. MediVators, Inc." The plaintiff, a former sales representative of MediVators, alleges an unspecified amount due for future sales of MediVators' products in the plaintiff's former sales territory, as well as other ancillary claims and punitive damages. MediVators has asserted a counterclaim of approximately $25,000 for unpaid products sold to this former sales representative. An arbitration hearing date is tentatively set for November 1997. Recently, the plaintiff commenced a lawsuit against MediVators titled "Pioneer Medical, Inc. vs. MediVators, Inc." in Connecticut State Court alleging claims that appear to be identical to those in the arbitration matter. MediVators has not yet had an opportunity to formally respond to this lawsuit. Management believes that the claims alleged in both the arbitration matter and lawsuit are unmeritorious and intends to vigorously defend itself in these actions, and that the claims will not have a material adverse effect on the Company.

8. STOCKHOLDERS' EQUITY

    The Company's 1991 Employee Stock Option Plan provides for the granting of options to employees to purchase up to 250,000 shares of the Company's Common Stock through January 2, 2001. Options under this plan are granted at no less than 100% of the market price at the time of the grant, typically become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. At July 31, 1997, 70,625 shares were available for grant under this plan.

    The Company's 1991 Directors' Stock Option Plan provides for the granting of options to directors to purchase up to 200,000 shares of its Common Stock. Options under this plan may be granted to directors only. Under the plan, options to purchase 1,000 shares are granted annually on the last business day of the Company's fiscal year to each member of the Company's Board of Directors. The annual options are exercisable, as to 50% of the number of shares, on the first anniversary of the grant of such options and are exercisable for the balance of such shares on the second anniversary of the grant of such options. On a quarterly basis, options to purchase 500 shares are granted to each member of the Company's Board, except for employees of the Company, in attendance at that quarter's Board of Directors meeting. The quarterly options are exercisable immediately. The exercise price of each option is the fair market value on the date the option is granted, and the options expire ten years from the date of the grant. At July 31, 1997, 24,000 shares were available for grant under this plan.

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

    The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company has elected to follow APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been $847,000 and $0.19, respectively, for fiscal 1997 and $316,000 and $0.07, respectively, for fiscal 1996. The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the followings assumptions: expected dividend yield of 0%; expected stock price volatility of .46; risk-free interest rate at date of grant ranging from 5.18% to 6.59%; and expected weighted average option lives of 4-10 years. The weighted average fair value of options granted during 1997 was $3.90 per share.

    A summary of stock option activity follows:

                                                                                          WEIGHTED      WEIGHTED
                                                                                           NUMBER        AVERAGE
                                                                                         OF SHARES   EXERCISE PRICE
                                                                                         ----------  ---------------
Outstanding at July 31, 1994...........................................................     550,165     $    3.81
  Granted..............................................................................     119,309          4.97
  Canceled.............................................................................     (16,757)         3.85
  Exercised............................................................................     (40,000)         2.49
                                                                                         ----------         -----
Outstanding at July 31, 1995...........................................................     612,717          4.12
  Granted..............................................................................      96,000          8.32
  Canceled.............................................................................     (11,500)         4.18
  Exercised............................................................................    (124,533)         5.47
                                                                                         ----------         -----
Outstanding at July 31, 1996...........................................................     572,684          4.53
  Granted..............................................................................     139,000          6.69
  Canceled.............................................................................     (59,525)         8.09
  Exercised............................................................................     (38,463)         4.94
                                                                                         ----------         -----
Outstanding at July 31, 1997...........................................................     613,696     $    4.77
                                                                                         ----------         -----
                                                                                         ----------         -----
Exercisable at July 31, 1995...........................................................     537,342     $    2.72
                                                                                         ----------         -----
                                                                                         ----------         -----
Exercisable at July 31, 1996...........................................................     467,934     $    3.87
                                                                                         ----------         -----
                                                                                         ----------         -----
Exercisable at July 31, 1997...........................................................     462,363     $    3.93
                                                                                         ----------         -----
                                                                                         ----------         -----

    The following table summarizes additional information related to stock options outstanding at July 31, 1997:

                            OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                   -------------------------------------  --------------------
                                 WEIGHTED
                                  AVERAGE                        NUMBER
                                 REMAINING    WEIGHTED        EXERCISABLE        WEIGHTED
                     NUMBER     CONTRACTUAL    AVERAGE          7/31/97           AVERAGE
    RANGE OF       OUTSTANDING     LIFE       EXERCISE    --------------------   EXERCISE
 EXERCISE PRICES   AT 7/31/97    (MONTHS)       PRICE        AT                    PRICE
-----------------  -----------  -----------  -----------  ---------             -----------
$1.75  - $4.00       280,815         52       $    2.20    280,815               $    2.20
$4.25  - $6.8125     136,585         87       $    5.51    109,335               $    5.61
$7.375 - $10.25      196,296         69       $    7.90     72,213               $    8.15
$1.75  - $10.25      613,696         74       $    4.77    462,363               $    3.93
                   -----------                            ---------
                   -----------                            ---------

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

    There were an aggregate of 74,739 and 352,469 warrants outstanding to purchase shares of Common Stock at July 31, 1997 and 1996, respectively, at prices ranging from $1.50 to $19.45 per share.

9. PROFIT SHARING PLAN

    Carsen has a profit-sharing plan for the benefit of eligible employees. Contributions by Carsen are discretionary and aggregate contributions are limited in any year to the amount allowable as a deduction in computing taxable income.

    Contributions under the Carsen plan were $47,000, $26,000 and $53,000 for fiscal 1997, 1996 and 1995, respectively.

10. SUPPLEMENTAL INCOME STATEMENT AND CASH FLOW INFORMATION

    Advertising costs charged to expenses were $257,000, $295,000 and $380,000 for fiscal 1997, 1996 and 1995, respectively.

    Interest paid was $140,000, $362,000 and $488,000 for fiscal 1997, 1996 and
1995, respectively.

    Federal, state and foreign income tax payments were $1,080,000, $784,000 and $949,000 for fiscal 1997, 1996 and 1995 respectively.

    11. Information as to Operations in Different Industries and Foreign and Domestic Operations

    The Company is engaged in the marketing, distribution and service of medical and infection control, scientific and consumer products in Canada, and the manufacturing, marketing, distribution and service of medical and infection control products in the United States.

    The medical and infection control and scientific products distributed by the Company consist of medical equipment, including flexible and rigid endoscopes, endoscope disinfection equipment, medical sharps disposal systems, surgical equipment and related accessories that are sold to hospitals; precision instruments, including microscopes and related accessories that are sold to educational institutions, hospitals and government and industrial laboratories; and industrial technology equipment, including borescopes, fiberscopes and video image scopes that are sold primarily to large industrial companies.

    The consumer products distributed by the Company consist of photographic and optical equipment, including 35 mm., APS (advanced photo systems) and digital cameras and binoculars, hand-held dictation equipment and related accessories. The consumer products are distributed mostly to independent retailers, cooperative buying groups, large retail store chains and major department stores.

    (a) Information as to operations in different industries is summarized below:

                                                                                  YEAR ENDED JULY 31,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Net sales from operations:
  Medical and infection control and scientific products:
    Medical and infection control products..........................  $  19,771,000  $  16,221,000  $  18,213,000
    Scientific products.............................................      5,786,000      5,693,000      5,756,000
    Product service.................................................      3,999,000      3,718,000      4,030,000
    Consumer products...............................................      5,431,000      4,160,000      6,126,000
                                                                      -------------  -------------  -------------
Total...............................................................  $  34,987,000  $  29,792,000  $  34,125,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Operating income (loss):
  Medical and infection control and scientific products:
    Medical and infection control products..........................  $   2,626,000  $   2,292,000  $     949,000
    Scientific products.............................................        (22,000)      (119,000)       (28,000)
    Product service.................................................      1,174,000      1,102,000      1,247,000
    Consumer products...............................................        (12,000)      (560,000)      (662,000)
                                                                      -------------  -------------  -------------
                                                                          3,766,000      2,715,000      1,506,000
General corporate expenses..........................................     (1,095,000)    (1,013,000)      (806,000)
Costs associated with the Merger....................................       --             (486,000)      --
Interest expense....................................................       (143,000)      (258,000)      (492,000)
                                                                      -------------  -------------  -------------
Income from operations before income taxes..........................  $   2,528,000  $     958,000  $     208,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                                                                                  YEAR ENDED JULY 31,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Identifiable assets:
  Medical and infection control and scientific products:
    Medical and infection control products..........................  $  10,226,000  $   7,992,000  $  10,368,000
    Scientific products.............................................      3,774,000      3,798,000      4,285,000
    Product service.................................................      1,432,000      1,176,000      1,500,000
    Consumer products...............................................      2,300,000      2,129,000      2,664,000
    General corporate...............................................        870,000        903,000      1,006,000
                                                                      -------------  -------------  -------------
Total...............................................................  $  18,602,000  $  15,998,000  $  19,823,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Capital expenditures:
  Medical and infection control and scientific products:
    Medical and infection control products..........................  $     258,000  $      36,000  $     181,000
    Scientific products.............................................         13,000          7,000          3,000
    Product service.................................................         10,000          5,000         10,000
    Consumer products...............................................         14,000          5,000         14,000
    General corporate...............................................          1,000          7,000          6,000
                                                                      -------------  -------------  -------------
Total...............................................................  $     296,000  $      60,000  $     214,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Depreciation and amortization:
  Medical and infection control and scientific products:
    Medical and infection control products..........................  $     146,000  $     175,000  $     392,000
    Scientific products.............................................        100,000        143,000        134,000
    Product service.................................................         18,000         21,000         17,000
    Consumer products...............................................         25,000         23,000         26,000
    General corporate...............................................          6,000          5,000          4,000
                                                                      -------------  -------------  -------------
Total...............................................................  $     295,000  $     367,000  $     573,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------


    (b) Information as to geographic areas is summarized below:

                                                                                  YEAR ENDED JULY 31,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Net sales from operations:
  United States.....................................................  $   5,703,000  $   4,646,000  $   3,098,000
  Canada............................................................     29,284,000     25,146,000     31,027,000
                                                                      -------------  -------------  -------------
Total...............................................................  $  34,987,000  $  29,792,000  $  34,125,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Operating income (loss):
  United States.....................................................  $     117,000  $     368,000  $  (1,725,000)
  Canada............................................................      3,649,000      2,347,000      3,231,000
                                                                      -------------  -------------  -------------
Total...............................................................  $   3,766,000  $   2,715,000  $   1,506,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Total assets:
  United States.....................................................  $   3,651,000  $   3,180,000  $   2,602,000
  Canada............................................................     14,951,000     12,818,000     17,221,000
                                                                      -------------  -------------  -------------
Total...............................................................  $  18,602,000  $  15,998,000  $  19,823,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                            CANTEL INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS




COLUMN A                                                           COLUMN B    COLUMN C    COLUMN D     COLUMN E
----------------------------------------------------------------------------------------------------------------
                                                                   BALANCE AT                            BALANCE
                                                                   BEGINNING                              AT END
                                                                   OF PERIOD   ADDITIONS   DEDUCTIONS   OF PERIOD
                                                                   ----------  ----------  -----------  ----------
Allowance for doubtful accounts:
  Year ended July 31, 1997.......................................  $  132,000  $    4,000   $  54,000   $   82,000
                                                                   ----------  ----------  -----------  ----------
                                                                   ----------  ----------  -----------  ----------
  Year ended July 31, 1996.......................................  $  138,000  $   34,000   $  40,000   $  132,000
                                                                   ----------  ----------  -----------  ----------
                                                                   ----------  ----------  -----------  ----------
  Year ended July 31, 1995.......................................  $  152,000  $  105,000   $ 119,000   $  138,000
                                                                   ----------  ----------  -----------  ----------
                                                                   ----------  ----------  -----------  ----------