Form 10-Q
period 1997-10-31
CANTEL INDUSTRIES INC
filed 1997-12-12
CIK 19446

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      Form 10-Q


        / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                   For the quarterly period ended October 31, 1997.



                                          or



        /   /   Transition Report pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934
                    For the transition period from _____ to _____.


                           Commission file number:   0-6132


                               CANTEL INDUSTRIES, INC.
                               -----------------------
                (Exact name of registrant as specified in its charter)


         DELAWARE                                      22-1760285
-------------------------------              ----------------------------
(State or other jurisdiction of                    (I.R.S. employer
incorporation or organization)                    identification no.)


1135 BROAD STREET, CLIFTON, NEW JERSEY                         07013-3346
---------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                  Registrant's telephone number, including area code
                                    (973) 470-8700
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

Number of shares of Common Stock outstanding as of December 5, 1997: 4,166,322.

                            PART I - FINANCIAL INFORMATION


                               CANTEL INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollar Amounts in Thousands, Except Share Data)
                                     (Unaudited)





                                                    October 31,      July 31,
                                                      1997             1997
                                                    ----------       ---------
ASSETS
Current assets:
  Cash                                                $   597         $   656
  Accounts receivable                                   5,067           6,984
  Inventories                                           8,921           8,974
  Prepaid expenses and other current assets               559             395
                                                      -------         -------
Total current assets                                   15,144          17,009
Property and equipment, at cost:
  Furniture and equipment                               2,041           2,009
  Leasehold improvements                                  554             559
                                                      -------         -------
                                                        2,595           2,568
  Less accumulated depreciation and amortization       (1,814)         (1,801)
                                                      -------         -------
                                                          781             767
Other assets                                              860             826
                                                      -------         -------
                                                      $16,785         $18,602
                                                      -------         -------
                                                      -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 2,107         $ 3,732
  Compensation payable                                    692             909
  Other accrued expenses                                  604             706
  Income taxes payable                                      -             556
                                                      -------         -------
Total current liabilities                               3,403           5,903

Long-term debt                                          2,207           1,594
Deferred income taxes                                      80              88



Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                -               -
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding October 31
    and July 31 - 4,166,322 shares                        417             417
  Additional capital                                   17,609          17,609
  Accumulated deficit                                  (5,359)         (5,652)
  Cumulative foreign currency translation adjustment   (1,572)         (1,357)
                                                      -------         -------
Total stockholders' equity                             11,095          11,017
                                                      -------         -------
                                                      $16,785         $18,602
                                                      -------         -------
                                                      -------         -------

See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollar Amounts in Thousands, Except Per Share Data)
                                     (Unaudited)




                                                  Three Months Ended
                                                      October 31,
                                                    1997     1996
                                                  -------   -------

Net sales:
  Product sales                                   $ 7,230   $ 6,434
  Product service                                     962       981
                                                  -------   -------
Total net sales                                     8,192     7,415
                                                  -------   -------

Cost of sales:
  Product sales                                     4,965     4,245
  Product service                                     537       628
                                                  -------   -------
Total cost of sales                                 5,502     4,873
                                                  -------   -------

Gross profit                                        2,690     2,542

Expenses:
  Shipping and warehouse                              143       141
  Selling                                             951       894
  General and administrative                          832       837
  Research and development                            190       111
                                                  -------   -------
Total operating expenses                            2,116     1,983
                                                  -------   -------

Income from operations before
  interest expense and income
  taxes                                               574       559

Interest expense                                       33        47
                                                  -------   -------
Income before income taxes                            541       512

Income taxes                                          248       290
                                                  -------   -------

Net income                                        $   293   $   222
                                                  -------   -------
                                                  -------   -------

Earnings per common share:
  Primary                                         $  0.07   $  0.05
                                                  -------   -------
                                                  -------   -------

  Fully diluted                                   $  0.07   $  0.05
                                                  -------   -------
                                                  -------   -------


See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollar Amounts in Thousands)
                                     (Unaudited)





                                                          Three Months Ended
                                                              October 31,
                                                          1997          1996
                                                        --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   293        $  222
Adjustments to reconcile net income
  to net cash (used in) provided by operating
  activities:
    Depreciation and amortization                            64            79
    Deferred income taxes                                    (8)            5
    Changes in assets and liabilities:
       Accounts receivable                                1,917           (81)
       Inventories                                           53          (671)
         Prepaid expenses and other current assets         (164)          (94)
       Accounts payable and accrued expenses             (1,944)        1,093
       Income taxes payable                                (556)          120
                                                       --------      --------
Net cash (used in) provided by operating activities        (345)          673
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment                    (121)         (142)
Other, net                                                 (206)          109
                                                       --------      --------

Net cash used in investing activities                      (327)          (33)
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under credit facilities         613          (647)
Proceeds from exercise of stock options                       -            41
                                                       --------      --------

Net cash provided by (used in) financing activities         613          (606)
                                                       --------      --------

(Decrease) increase in cash                                 (59)           34
Cash at beginning of period                                 656           682
                                                       --------      --------
Cash at end of period                                   $   597       $   716
                                                       --------      --------
                                                       --------      --------



See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 1.  BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Industries, Inc. (the "Company" or "Cantel") on Form 10-K for the fiscal year ended July 31, 1997, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

    The unaudited interim financial statements reflect all adjustments which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

    The condensed consolidated balance sheet at July 31, 1997 was derived from the audited consolidated balance sheet of the Company at that date.

    Certain items in the October 31, 1996 financial statements have been reclassified from statements previously presented to conform to the presentation of the October 31, 1997 financial statements.

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

    The following weighted average shares were used for the computation of primary and fully diluted earnings per common share:

                                                  FOR THE
                                             THREE MONTHS ENDED
                                                 OCTOBER 31,
                                           ---------------------
                                              1997        1996
                                           ---------   ---------


Primary                                    4,382,845   4,321,142
                                           ---------   ---------
                                           ---------   ---------

Fully diluted                              4,411,722   4,326,778
                                           ---------   ---------
                                           ---------   ---------

Note 3.  FINANCING ARRANGEMENTS

    The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen and a $1,500,000 revolving credit facility for MediVators. MediVators' revolving credit facility was reduced from $2,000,000 subsequent to October 31, 1997 at MediVators' request.

    Pursuant to the terms of the Carsen revolving credit facility, borrowings under such facility must be paid in full no later than December 31, 1999. Borrowings outstanding at October 31, 1997 and July 31, 1997 are in Canadian dollars and bear interest at rates ranging from lender's Canadian prime rate to
 .75% above the prime rate, depending upon Carsen's debt to equity ratio. At October 31, 1997, the lender's Canadian prime rate was 5.25% and Carsen's outstanding borrowings bear interest at a rate of .25% above the prime rate. Subsequent to October 31, 1997, the lender's prime rate increased to 5.5% and
Carsen's borrowings will bear interest at such prime rate.   A commitment fee on
the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $1,561,000 (U.S. dollars) of borrowings outstanding under this facility at October 31, 1997.

    Pursuant to the terms of the MediVators revolving credit facility, borrowings under such facility must be paid in full no later than December 3, 1998. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.5% at October 31, 1997. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. There were $589,000 of borrowings outstanding under this facility at October 31, 1997.

    Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

Note 4.  INCOME TAXES

    Income taxes primarily consist of foreign income taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.9% and 44.6% for the three months ended October 31, 1997 and 1996, respectively. However, the consolidated effective tax rate is higher due to the fact that losses generated by the Company's combined U.S. operations cannot be used to offset income generated by the Canadian operations.

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

                                    THREE MONTHS ENDED
                                        OCTOBER 31,
                                --------------------------
                                     1997           1996
                                --------------------------
                              (Dollar amounts in thousands)
                                  $      %       $      %
                                -----  -----   -----  ----
Medical, Infection
Control and Scientific
Products:
  Medical and
    Infection Control
    Products                   $3,835  46.8  $3,620  48.8
  Scientific
    Products                    1,472  18.0   1,446  19.5
  Product Service                 962  11.7     981  13.2
Consumer Products               1,923  23.5   1,368  18.5
                               ------ -----  ------ -----
                               $8,192 100.0  $7,415 100.0
                               ------ -----  ------ -----
                               ------ -----  ------ -----

    Net sales increased by $777,000, or 10.5%, to $8,192,000 for the three months ended October 31, 1997, from $7,415,000 for the three months ended October 31, 1996. This increase was principally attributable to increased sales of Medical and Infection Control Products and Consumer Products.

    The increased sales of Medical and Infection Control Products for the three months ended October 31, 1997 was primarily attributable to an increase in demand for infection control products resulting from the continuing positive impact of the strategic alliance with Olympus America Inc. ("Olympus") for the sale of MediVators' endoscope disinfection equipment and related consumables. The increased sales of Consumer Products for the three months ended October 31, 1997 was due to stronger demand for certain 35 mm. and digital camera models and related accessories, some of which were not available during the three months ended October 31, 1996.

    Gross profit increased by $148,000, or 5.8%, to $2,690,000 for the three months ended October 31, 1997, from $2,542,000 for the three months end October 31, 1996. The gross profit margin for the three months ended October 31, 1997 was 32.8%, compared with 34.3% for the three months ended October 31, 1996. The lower gross profit margin for the three months ended October 31, 1997 was primarily attributable to more competitive sales of medical products; increased sales of consumer products, which generally have lower profit margins; and the adverse impact of a weaker Canadian dollar relative to the United States dollar, since most of the Canadian subsidiary's purchases are denominated in United States dollars. These margin decreases were partially offset by an increase in certain types of endoscope repairs which generally produce higher margins.

    Shipping and warehouse expenses increased by $2,000 to $143,000 for the three months ended October 31, 1997, from $141,000 for the three months ended October 31, 1996.

    Selling expenses as a percentage of net sales decreased to 11.6% for the three months ended October 31, 1997, from 12.1% for the three months ended October 31, 1996. This decrease was principally attributable to the impact of the increased sales for the three months ended October 31, 1997 against the fixed portion of these expenses, partially offset by an increase in advertising costs at Carsen.

    General and administrative expenses decreased by $5,000 to $832,000 for the three months ended October 31, 1997, from $837,000 for the three months ended October 31, 1996.

    Research and development expenses increased by $79,000 to $190,000 for the three months ended October 31, 1997, from $111,000 for the three months ended October 31, 1996. These increases were substantially due to the ongoing development of new disinfection products at MediVators.

    Interest expense decreased to $33,000 for the three months ended October
31, 1997, from $47,000 for the three months ended October 31, 1996. This decrease was attributable to a decrease in average borrowings under the Carsen revolving credit facility, partially offset by an increase in average borrowings under the MediVators revolving credit facility, during the three months ended October 31, 1997.

    Income before income taxes increased by $29,000 to $541,000 for the three months ended October 31, 1997, from $512,000 for the three months ended October 31, 1996.

    Income taxes consist primarily of foreign income taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.9% and 44.6% for the three months ended

October 31, 1997 and 1996, respectively. However, the consolidated effective tax rate is higher due to the fact that losses generated by the Company's combined U.S. operations cannot be used to offset income generated by the Canadian operations.

LIQUIDITY AND CAPITAL RESOURCES

    At October 31, 1997, the Company's working capital was $11,741,000, compared with $11,106,000 at July 31, 1997. This increase primarily reflects decreases in accounts payable, compensation payable and income taxes payable, partially offset by a decrease in accounts receivable.

    Net cash used in operating activities was $345,000 for the three months ended October 31, 1997, compared with net cash provided by operating activities of $673,000 for the three months ended October 31, 1996. For the three months ended October 31, 1997, the net cash used in operating activities was primarily due to decreases in accounts payable and accrued expenses and income taxes payable, partially offset by income from operations after adjusting for depreciation and amortization and a decrease in accounts receivable. For the three months ended October 31, 1996, the net cash provided by operating activities was primarily due to income from operations after adjusting for depreciation and amortization and an increase in accounts payable and accrued expenses, partially offset by an increase in inventories.

    Net cash used in investing activities was $327,000 for the three months ended October 31, 1997 and $33,000 for the three months ended October 31, 1996.

    Net cash provided by financing activities was $613,000 for the three months ended October 31, 1997, compared with net cash used in financing activities of $606,000 for the three months ended October 31, 1996. These changes were principally due to the fluctuations in outstanding borrowings under the Company's revolving credit facilities.

    The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen and a $1,500,000 revolving credit facility for MediVators. MediVators' revolving credit facility was reduced from $2,000,000 subsequent to October 31, 1997 at MediVators' request.

    Pursuant to the terms of the Carsen revolving credit facility, borrowings under such facility must be paid in full no later than December 31, 1999. Borrowings outstanding at October 31, 1997 and July 31, 1997 are in Canadian dollars and bear interest at rates ranging from lender's Canadian prime rate to
 .75% above the prime rate, depending upon Carsen's debt to equity ratio. At October 31, 1997, the lender's Canadian prime rate was 5.25% and Carsen's outstanding borrowings bear interest at a rate of .25% above the prime rate.  Subsequent to October 31, 1997, the lender's prime rate increased
to 5.5% and Carsen's borrowings will bear interest at such prime rate.   A
commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $1,561,000 (U.S. dollars) of borrowings outstanding under this facility at October 31, 1997.

    Pursuant to the terms of the MediVators revolving credit facility, borrowings under such facility must be paid in full no later than December 3, 1998. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.5% at October 31, 1997. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. There were $589,000 of borrowings outstanding under this facility at October 31, 1997.

    Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

    A decrease in the value of the Canadian dollar against the United States dollar could adversely affect the Company because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Under the Canadian credit facility, the Company's Canadian subsidiary has a foreign exchange hedging facility of up to $15,000,000 (U.S. dollars) which could be used to minimize future adverse currency fluctuations as they relate to purchases of inventories. The Canadian subsidiary has foreign exchange forward contracts at December 5, 1997 aggregating $9,000,000 (U.S. dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represented the Canadian subsidiary's projected purchases of inventories for the months of February 1998 through July 1998. Such adverse currency fluctuations could also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars. During the three months ended October 31, 1997, such adverse currency fluctuations reduced stockholders' equity by $215,000.

    The average exchange rate of the contracts open at December 5, 1997 was $1.3574 Canadian dollar per United States dollar, or $.7367 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on December 5, 1997, was $1.4227 Canadian dollar per United States dollar, or $.7029 United States dollar per Canadian dollar.

    The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At December 5, 1997, $4,018,000 was available under the credit facilities.

    Inflation has not significantly impacted the Company's operations.

                             PART II - OTHER INFORMATION




ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no submission of matters to a vote during the three months ended October 31, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 11, Computation of Earnings Per Share
              Exhibit 27, Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the three months ended October 31, 1997.

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CANTEL INDUSTRIES, INC.

Date:  December 12, 1997     By:  /s/ James P. Reilly
                                  ------------------------
                                  James P. Reilly, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer
                                  and Principal Financial Officer)


                             By:  /s/ Craig A. Sheldon
                                  ------------------------
                                  Craig A. Sheldon, Vice
                                  President and Controller
                                  (Chief Accounting Officer)