Form 10-K/A
period 1997-07-31
CANTEL INDUSTRIES INC
filed 1997-12-17
CIK 19446

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-K/A

             Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the fiscal year ended July 31, 1997

                         Commission File No. 0-6132

                            CANTEL INDUSTRIES, INC.
       ----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              DELAWARE                                   22-1760285
-----------------------------------              ------------------------
  (State or other jurisdiction of                (I.R.S. employer
   incorporation or organization)                identification no.)

        1135 BROAD STREET, CLIFTON, NEW JERSEY              07013
--------------------------------------------------------------------------
      (Address of principal executive offices)           (Zip code)

             Registrant's telephone number, including area code:
                               (201) 470-8700
                               --------------

    Securities registered pursuant to Section 12(b) of the Act: NONE
                                                               -----
         Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK, PAR VALUE $.10 PER SHARE
                   --------------------------------------
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

Number of shares of common stock outstanding as of the close of the period covered by this report: 4,166,322

Documents incorporated by reference:  None

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The current directors and executive officers of the Company are as follows:

NAME                    AGE             POSITION

Charles M. Diker        63        Chairman of the Board and Director
Alan J. Hirschfield     62        Vice Chairman of the Board, Director and a
                                  member of the Compensation Committee
James P. Reilly         57        President, Chief Executive Officer and
                                  Director
Darwin C. Dornbush      67        Secretary, Director and a member of both the
                                  Audit Committee and the Compensation
                                  Committee
Robert L. Barbanell     67        Director and a member of the Audit Committee
Richard L. Bloch        68        Director and a member of the Compensation
                                  Committee
Morris W. Offit         60        Director
Bruce Slovin            61        Director and a member of the Audit Committee
Edward E. Meltz         64        Vice President
Craig A. Sheldon        35        Vice President and Controller


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

    Mr. Dornbush, Secretary of the Company since July 1990, has been a partner in the law firm of Dornbush Mensch Mandelstam & Schaeffer, LLP, which has been general counsel to the Company for more than the past five years. Mr. Dornbush is also a director of Benihana, Inc. (NASDAQ), a company which operates Japanese style restaurants.

    Mr. Barbanell has served as President of Robert L. Barbanell Associates, Inc., a financial consulting company, since July 1994. From September 1981 to June 1994, Mr. Barbanell was employed in various capacities by Bankers Trust New York Corporation, most recently as Managing Director of European Merchant Bank of Bankers Trust International PLC. Mr. Barbanell is also Chairman of the Board and a director of Marine Drilling Companies, Inc. (NASDAQ), a drilling contractor, a director of Kaye Group Inc. (NASDAQ), an insurance brokerage and insurance underwriting company, and a director of Sentry Technology Corporation
(AMEX), a security products company.

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

    Mr. Offit has served as Chief Executive Officer of OFFITBANK, a limited purpose trust company chartered by the New York State Banking Department, since July 1990. Prior thereto, Mr. Offit served as President of Offit Associates, Inc., an investment counselling firm. Mr. Offit is a Trustee of Johns Hopkins University where he served as Chairman of the Board from 1990 through 1996, and a former partner of Salomon Brothers, Inc. He serves as a director of Mercantile Bankshares Corp. (NASDAQ), a bank holding company, and Hasbro Inc.
(AMEX), a toy manufacturer.

    Mr. Slovin has served as President and a director of MacAndrews & Forbes Holdings Inc. and Revlon Group, Inc., privately held industrial holding companies, since 1985. Mr. Slovin is also a director of Continental Health Affiliates, Inc. (NASDAQ), a health care services company, The Coleman Company, Inc. (NYSE), a manufacturer of outdoor recreation products, Meridian Sports Incorporated (NASDAQ), a watersports company, Infu-Tech, Inc. (NASDAQ), a home health care company, and M&F Worldwide Corp. (NYSE), a manufacturer of cigars and licorice extract and flavorings.

    The following individuals are executive officers of subsidiaries who may be deemed executive officers of the Company pursuant to Rule 3b-7 of the Securities Exchange Act of 1934:

    Mr. William J. Vella (age 40) has been employed by Carsen Group Inc., a wholly-owned subsidiary of the Company, in various capacities since October 1981. He has served as Executive Vice President of Carsen since December 1994.

    Mr. Richard M. Rumble (age 39) has been employed by President and Chief Executive Officer of MediVators, Inc., a wholly-owned subsidiary of the Company, since August 1997. For more than five years prior thereto, Mr. Rumble was employed in various capacities by Minnesota Mining & Manufacturing Company, Inc., most recently as Business Unit Manager of the Sterilization Assurance Division.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth, for the fiscal years ended July 31, 1997, 1996, and 1995, compensation, including salary, bonuses, stock options and certain other compensation, paid by the Company to the Chief Executive Officer and to the other executive officers of the Company who received more than $100,000 in salary and bonus during fiscal year 1997:


                                     SUMMARY COMPENSATION TABLE


                                                                                  LONG-TERM
                                                                                  COMPENSATION
                                              ANNUAL COMPENSATION (1)             AWARDS)(2)
                                              -----------------------             -----------

NAME AND                                             SALARY            BONUS         OPTIONS
PRINCIPAL POSITION                        YEAR        ($)               ($)             (#)
--------------------------                ----       ------            -----          -----
Charles M. Diker                          1997       100,000             0            51,000
     Chairman of the Company              1996        83,333             0             1,000
                                          1995        75,000             0             1,000

James P. Reilly                           1997       250,000        12,375             1,000
     President and Chief Executive        1996       250,000             0             1,000
     Officer of the Company               1995       250,000             0             1,000

Edward E. Meltz                           1997       149,230 (3)    12,200 (3)         3,000
     Vice President of the Company        1996       155,914 (3)         0             2,000
     and CEO and CFO of Carsen            1995       157,242 (3)         0             2,000

William J. Vella                          1997       122,060 (4)    10,150             6,000
     President of Carsen                  1996       118,438 (4)     7,360            15,000
                                          1995       110,670 (4)         0             2,000


______________________________

(1) The Company did not pay or provide other forms of annual compensation (such as perquisites and other personal benefits) to the above-named executive officers having a value exceeding the lesser of $50,000 or 10% of the total annual salary and bonus reported for such officers.

(2) The Company has no long-term incentive compensation plan other than its 1991 Employee Stock Option Plan, the MediVators 1991 Stock Option Plan, and the 1991 Directors' Stock Option Plan described herein and various individually granted options. The Company does not award stock appreciation rights, restricted stock awards or long-term incentive plan pay-outs.

(3) Mr. Meltz received a salary of $204,200 Canadian dollars and a salary of $210,000 Canadian dollars in each of fiscal 1996 and 1995 and a bonus of $16,700 Canadian dollars in fiscal 1997.

(4) Mr. Vella received a salary of $167,200 and a bonus of $13,900 Canadian dollars in fiscal 1997, a salary of $161,850 and a bonus of $10,000 Canadian dollars in fiscal 1996 and a salary of $152,620 Canadian dollars in fiscal 1995.

STOCK OPTIONS

    The following information is furnished for the fiscal year ended July 31, 1997 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock options granted during such fiscal year. Stock options were granted without tandem stock appreciation rights.



                                    OPTION GRANTS IN LAST FISCAL YEAR

                                     % OF TOTAL
                       NUMBER OF     OPTIONS                                            POTENTIAL REALIZABLE
                       SHARES        GRANTED TO        EXERCISE                         VALUE AT ASSUMED ANNUAL
                       UNDERLYING    EMPLOYEES         PRICE                            RATES OF STOCK PRICE
                       OPTIONS       DURING THE        PER            EXPIRATION        APPRECIATION FOR OPTION
NAME                   GRANTED       FISCAL YEAR       SHARE ($)      DATE              TERM ($) (1)
----                   ----------    -----------       ---------      ----              ----------------------
                                                                                           5%           10%
                                                                                        -------      ---------

Charles M. Diker       51,000 (4)       50.0           5.50-          10/16/06-         609,614      970,709
                                                       7.375          07/30/07

James P. Reilly         1,000 (2)        1.4           5.50           07/30/07            8,959       14,266

Edward E. Meltz         3,000 (3)        4.2           7.375          10/16/01           28,238       35,633

William J. Vella        6,000 (3)        8.5           7.375          10/16/01           56,475       71,265


____________________________


(1) Represents the potential value of the options granted at assumed 5% and 10% rates of compounded annual stock price appreciation from the date of grant of such options.

(2) The options were granted under the Company's 1991 Directors' Stock Option Plan. The exercise price per share of the options was the market value per share on the date of grant. The options are subject to vesting as follows:
    50% of the total shares covered by the options vest on the first anniversary of the date of grant and the remaining 50% vest on the second anniversary of such date of grant.

(3) The options were granted under the Company's 1991 Employee Stock Option Plan. The exercise price per share of the options was the market value per share on the date of grant. The options are subject to vesting as follows: 25% of the total shares covered by the options vest on each of the first four anniversaries of the date of the grant.

(4) Of these options, 1,000 were granted under the Company's 1991 Director's Stock Option Plan. These options are subject to vesting as follows: 50% of the total shares covered by the options vest on the first anniversary of the date of grant and the remaining 50% vest from and after the second anniversary of such date of grant. The remaining 50,000 options were non-plan options. These options vest immediately. The exercise price share of all of the above options was the market value per share on the date of grant.

OPTION EXERCISE AND HOLDINGS

    The following information is furnished for the fiscal year ended July 31, 1997 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock option exercises during such fiscal year.



                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                            AND FISCAL YEAR-END OPTION VALUES

                     SHARES ACQUIRED    VALUE            NUMBER OF SHARES UNDERLYING         VALUE OF UNEXERCISED IN-THE-
NAME                 ON EXERCISE(#)     REALIZED($)     UNEXERCISED OPTIONS AT 7/31/97       MONEY OPTIONS AT 7/31/97 ($)
----------------     ---------------    ----------      -------------------------------    -------------------------------
                                                        EXERCISABLE     NON-EXERCISABLE    EXERCISABLE     NON-EXERCISABLE
                                                        -----------     ---------------    -----------     ---------------
Charles M. Diker             0                 0            24,167           34,833            15,000               0
James P. Reilly              0                 0           194,315            1,500           711,556               0
Edward E. Meltz              0                 0             2,625            6,125             3,325           1,950
William J. Vella           5,000          18,750            11,000           19,500            10,469           2,656



OPTION PLANS AND GRANTS

    An aggregate of 250,000 shares of Common Stock are reserved for issuance or available for grant under the Company's 1991 Employee Stock Option Plan (the "1991 Employee Plan"). Options granted under the 1991 Employee Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The 1991 Employee Plan is administered in all respects by a committee composed of at least two non-employee members of the Company's Board of Directors who are designated by the Board (the "Stock Option Committee"). The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the 1991 Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the 1991 Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of an employee who possesses more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Holder"), the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by the tendering or cashless exchange of shares of Common Stock or of options to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the 1991 Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. All currently outstanding options have a term of five years, as of July 31, 1997.
At July 31, 1997, options to purchase 139,750 shares of Common Stock at prices between $3.50 and $8.75 per share were outstanding under the 1991 Employee Plan, and 70,625 shares were available for grant under the 1991 Employee Plan.

    An aggregate of 200,000 shares of Common Stock are reserved for issuance or available for grant under the Company's 1991 Directors' Stock Option Plan (the "Directors' Plan"). Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for the automatic grant to each of the Company's directors of options to purchase 1,000 shares of Common Stock on the last business day of the Company's fiscal year. In addition, an option to purchase 500 shares of Common Stock is granted automatically on the last business day of each fiscal quarter to each director (exclusive of Messrs. Diker, Reilly and Dornbush and any other director who serves as an officer or employee of the Company) provided that the director attended any regularly scheduled meeting of the Board, if any, held during such quarter. Each such option grant is at an exercise price equal to the fair market value of the Common Stock on the date of grant and has a ten year term (but in no event more than three months following the optionee's ceasing to serve as a director of the Company). The fiscal year options are exercisable in two equal annual installments commencing on the first anniversary of the grant thereof and the quarterly options are exercisable in full immediately. At July 31, 1997, options to purchase 126,000 shares of Common Stock at prices between $2.00 and $10.25 per share were outstanding under the Directors' Plan, and 24,000 shares were available for grant under the Directors' Plan.

    An aggregate of 200,000 shares of Common Stock are reserved for issuance or available for grant under the Company's 1997 Employee Stock Option Plan approved by the Company's Board of

Directors on October 16, 1997 (the "1997 Employee Plan"). Options granted under the 1997 Employee Plan are generally intended to qualify as incentive stock options within the meaning of Section 422 of the Code. The 1997 Employee Plan is administered in all respects by the Stock Option Committee. The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the 1997 Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the 1997 Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of a 10% Holder, the exercise price for incentive stock options must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by tendering or cashless exchange of shares of Common Stock or of options to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the 1997 Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. To date, no options have been granted under the 1997 Employee Plan. The 1997 Employee Plan has been adopted by the Board of Directors and is subject to shareholder approval.

    The Company also has outstanding options granted by MediVators prior to the Merger under the MediVators 1991 Stock Option Plan (the "MediVators Plan") which became fully exercisable as a result of the Merger. At July 31, 1997, options to purchase 61,131 shares of Common Stock at prices between $6.08 and $8.27 per share were outstanding under the MediVators Plan. No future options will be granted under the MediVators Plan.

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

    In October 1996, Mr. Diker was granted a ten-year non-plan option to purchase 50,000 shares of Common Stock at an exercise price of $7.375 per share. This option is exercisable in three equal annual installments beginning October 1996. In addition, in October 1997, Mr. Diker was granted a ten-year non-plan option to purchase 50,000 shares of Common Stock at an exercise price of $7.00 per share. This option is exercisable in three equal annual installments beginning October 1997.

DIRECTOR COMPENSATION

    Directors who are not officers of the Company were paid director's fees of $500 per meeting attended, plus expenses. Under the 1991 Directors' Stock Option Plan, directors who are not officers of the Company are automatically granted quarterly options to purchase 500 shares of Common Stock, provided that the director attended any regularly scheduled meeting of the Board, if any, held during such fiscal year quarter. Mr. Dornbush, who is both an officer and director of the Company (and who thereby does not receive said quarterly option grant) is granted a non-plan option to purchase 500 shares of Common Stock for each such meeting attended by Mr. Dornbush. In addition, under the 1991 Directors' Stock Option Plan, all directors are automatically granted annual options to purchase 1,000 shares of Common Stock at the fiscal year end.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

    No officer of the Company served on the Company's compensation committee during its last fiscal year. James P. Reilly, the President and Chief Executive Officer of the Company, however, participated in deliberations concerning executive compensation, except with respect to his own compensation.


Item 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth stock ownership information as of October 8, 1997 concerning (i) each director and persons nominated to become directors of Cantel, (ii) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known by Cantel to beneficially own more than five (5%) percent of the outstanding shares of Cantel's Common Stock, (iii) the Chief Executive Officer and the other executive officers named in the Summary Compensation Table below, and (iv) Cantel's executive officers and directors as a group:



NAME AND ADDRESSES OF                              AMOUNT AND NATURE
BENEFICIAL                  POSITION WITH          OF BENEFICIAL      PERCENTAGE OF
OWNERS                      COMPANY                OWNERSHIP (1)      CLASS
---------------------       -------------          -------------      -------------

Charles M. Diker            Chairman of the        799,667  (2)       19.0
One New York Plaza          Board and
New York, New York          Director

Alan J. Hirschfield         Vice Chairman of       219,333  (3)        5.2
P.O. Box 7443               the Board and
Jackson, Wyoming            Director

Richard L. Bloch            Director               363,500  (4)        8.7
16003 Via de Santa
Fe
Rancho Sante Fe,
California

James P. Reilly             President (CEO)        220,648  (5)        5.1
1135 Broad Street           and Director
Clifton, New Jersey

Bruce Slovin                Director               157,500  (6)        3.8

Morris W. Offit             Director                52,000  (7)        1.2

Darwin C. Dornbush          Secretary and           18,180  (8)         .4
                            Director

Robert L. Barbanell         Director                59,000  (9)        1.4

Edward E. Meltz             Vice President          45,070 (10)        1.1

William J. Vella            President of            30,135 (11)         .7
                            Carsen Group,
                            Inc.

All officers and directors                       1,980,033 (12)       43.4
as a group of 11 persons




__________________________________


(1) Unless otherwise noted, Cantel believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

    A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from October 8, 1997 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days from October 8, 1997 have been exercised.

(2) Includes 40,834 shares which Mr. Diker may acquire pursuant to stock options. Does not include an aggregate of 478,715 shares owned by (i) Mr. Diker's wife, (ii) certain trusts for the benefit of Mr. Diker's children,
    (iii) certain accounts with Weiss, Peck and Greer, an investment firm of which Mr. Diker is a non-managing principal, over which accounts Mr. Diker exercises investment discretion, (iv) the DicoGroup, Inc., a corporation of which Mr. Diker serves as Chairman of the Board, and (v) a non-profit corporation of which Mr. Diker and his wife are the principal officers and directors. Mr. Diker disclaims beneficial ownership as to all of the foregoing shares.

(3) Includes 23,000 shares which Mr. Hirschfield may acquire pursuant to stock options.

(4) Includes 20,000 shares which Mr. Bloch may acquire pursuant to stock options.

(5) Includes 194,315 shares which Mr. Reilly may acquire pursuant to stock options.

(6) Includes 22,500 shares which Mr. Slovin may acquire pursuant to stock options. Does not include an aggregate of 9,000 shares owned by (i) certain trusts for the benefit of Mr. Slovin's children and (ii) a charitable foundation established by Mr. Slovin. Mr Slovin disclaims beneficial ownership as to all of the foregoing shares.

(7) Includes 20,000 shares which Mr. Offit may acquire pursuant to stock options.

(8) Includes 9,500 shares which Mr. Dornbush may acquire pursuant to stock options.

(9) Includes 34,000 shares which Mr. Barbanell may acquire pursuant to stock options. Does not include 2,500 shares owned by Mr. Barbanell's wife as to which Mr. Barbanell disclaims beneficial ownership.

(10)Includes 4,375 shares which Mr. Meltz may acquire pursuant to stock options.

(11) Includes 16,750 shares which Mr. Vella may acquire pursuant to stock options.

(12) Includes 400,274 shares which may be acquired pursuant to stock options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None

                                      SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  December 15, 1997



                              CANTEL INDUSTRIES, INC.



                              By: /s/ James P. Reilly
                                  -----------------------------
                                  James P. Reilly, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer
                                  and Principal Financial
                                  Officer)


                              By: /s/ Craig A. Sheldon
                                  ----------------------------
                                  Craig A. Sheldon, Vice
                                  President and Controller
                                  (Chief Accounting Officer)