Form 10-K/A
period 1997-07-31
CANTEL INDUSTRIES INC
filed 1998-01-07
CIK 19446

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-K/A-2

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


                                     SUMMARY COMPENSATION TABLE


                                                                                  LONG-TERM
                                                                                  COMPENSATION
                                              ANNUAL COMPENSATION (1)             AWARDS)(2)
                                              -----------------------             -----------

NAME AND                                             SALARY            BONUS         OPTIONS
PRINCIPAL POSITION                        YEAR        ($)               ($)             (#)
--------------------------                ----       ------            -----          -----
Charles M. Diker                          1997       100,000             0            51,000
     Chairman of the Company              1996        83,333             0             1,000
                                          1995        75,000             0             1,000

James P. Reilly                           1997       250,000        12,600             1,000
     President and Chief Executive        1996       250,000             0             1,000
     Officer of the Company               1995       250,000             0             1,000

Edward E. Meltz (3)                       1997       149,230        12,200             3,000
     Vice President of the Company        1996       155,914             0             2,000
     and CEO and CFO of Carsen            1995       157,242             0             2,000

William J. Vella (3)                      1997       122,060        10,150             6,000
     President of Carsen                  1996       118,438         7,360            15,000
                                          1995       110,670             0             2,000


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

(3) Messrs. Meltz and Vella were paid their salary and bonus in Canadian dollars. The dollar amounts above have been translated from Canadian dollars to U.S. dollars based upon an average exchange rate during the fiscal year.

STOCK OPTIONS

    The following information is furnished for the fiscal year ended July 31, 1997 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock options granted during such fiscal year. Stock options were granted without tandem stock appreciation rights.



                                    OPTION GRANTS IN LAST FISCAL YEAR

                                     % OF TOTAL
                       NUMBER OF     OPTIONS                                            POTENTIAL REALIZABLE
                       SHARES        GRANTED TO        EXERCISE                         VALUE AT ASSUMED ANNUAL
                       UNDERLYING    EMPLOYEES         PRICE                            RATES OF STOCK PRICE
                       OPTIONS       DURING THE        PER            EXPIRATION        APPRECIATION FOR OPTION
NAME                   GRANTED       FISCAL YEAR       SHARE ($)      DATE              TERM ($) (1)
----                   ----------    -----------       ---------      ----              ----------------------
                                                                                           5%           10%
                                                                                        -------      ---------

Charles M. Diker       50,000 (2)       40.7           7.375          10/16/06          600,655      956,443
                        1,000 (3)        0.8           5.50           07/30/07            8,959       14,266

James P. Reilly         1,000 (3)        0.8           5.50           07/30/07            8,959       14,266

Edward E. Meltz         3,000 (4)        2.4           7.375          10/16/01           28,238       35,633

William J. Vella        6,000 (4)        4.9           7.375          10/16/01           56,475       71,265


____________________________


(1) Represents the potential value of the options granted at assumed 5% and 10% rates of compounded annual stock price appreciation from the date of grant of such options.

(2) These options are non-plan options and vest in three equal annual installments, the first on the date of grant. The exercise price per share of these options is the market value per share on the date of grant.

(3) The options were granted under the Company's 1991 Directors' Stock Option Plan. The exercise price per share of the options was the market value per share on the date of grant. The options are subject to vesting as follows:
    50% of the total shares covered by the options vest on the first anniversary of the date of grant and the remaining 50% vest on the second anniversary of such date of grant.

(4) The options were granted under the Company's 1991 Employee Stock Option Plan. The exercise price per share of the options was the market value per share on the date of grant. The options are subject to vesting as follows: 25% of the total shares covered by the options vest on each of the first four anniversaries of the date of the grant.

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



OPTION PLANS AND GRANTS

    An aggregate of 250,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1991 Employee Stock Option Plan (the "1991 Employee Plan"). Options granted under the 1991 Employee Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The 1991 Employee Plan is administered in all respects by a committee composed of at least two non-employee members of the Company's Board of Directors who are designated by the Board (the "Stock Option Committee"). The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the 1991 Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the 1991 Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of an employee who possesses more than 10% of the total combined voting power of all classes of stock of the Company (a "10%
Holder"), the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by the tendering or cashless exchange of shares of Common Stock or of options to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the 1991 Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. All options outstanding at July 31, 1997 have a term of five years. At July 31, 1997, options to purchase 139,750 shares of Common Stock at prices between $3.50 and $8.75 per share were outstanding under the 1991 Employee Plan, and 70,625 shares were available for grant under the 1991 Employee Plan.

    An aggregate of 200,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1991 Directors' Stock Option Plan (the "Directors' Plan"). Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for the automatic grant to each of the Company's directors of options to purchase 1,000 shares of Common Stock on the last business day of the Company's fiscal year. In addition, an option to purchase 500 shares of Common Stock is granted automatically on the last business day of each fiscal quarter to each director (exclusive of Messrs. Diker, Reilly and Dornbush and any other director who serves as an officer or employee of the Company) provided that the director attended any regularly scheduled meeting of the Board, if any, held during such quarter. Each such option grant is at an exercise price equal to the fair market value of the Common Stock on the date of grant and has a ten year term (but in no event more than three months following the optionee's ceasing to serve as a director of the Company). The fiscal year options are exercisable in two equal annual installments commencing on the first anniversary of the grant thereof and the quarterly options are exercisable in full immediately. At July 31, 1997, options to purchase 126,000 shares of Common Stock at prices between $2.00 and $10.25 per share were outstanding under the Directors' Plan, and 24,000 shares were available for grant under the Directors' Plan.

    An aggregate of 200,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1997 Employee Stock Option Plan approved by the Company's Board of

Directors on October 16, 1997 (the "1997 Employee Plan"). Options granted under the 1997 Employee Plan are intended to qualify as incentive stock options ("ISOs") within the meaning of Section 422 of the Code. The 1997 Employee Plan is administered in all respects by the Stock Option Committee. The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the 1997 Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the 1997 Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of a 10% Holder, the exercise price for incentive stock options must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by tendering shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the 1997 Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. To date, no options have been granted under the 1997 Employee Plan. The 1997 Employee Plan has been adopted by the Board of Directors and is subject to shareholder approval.

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

DIRECTOR COMPENSATION

    Directors who are not officers of the Company were paid directors' fees of $500 per meeting attended, plus expenses. Under the 1991 Directors' Stock Option Plan, directors who are not officers of the Company are automatically granted quarterly options to purchase 500 shares of Common Stock, provided that the director attended any regularly scheduled meeting of the Board, if any, held during such fiscal year quarter. Mr. Dornbush, who is both an officer and director of the Company (and who thereby does not receive said quarterly option grant) is granted a non-plan option to purchase 500 shares of Common Stock for each such meeting attended by Mr. Dornbush. In addition, under the 1991 Directors' Stock Option Plan, all directors are automatically granted annual options to purchase 1,000 shares of Common Stock at the fiscal year end.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

    No officer of the Company served on the Company's compensation committee during its last fiscal year. James P. Reilly, the President and Chief Executive Officer of the Company, however, participated in deliberations concerning executive compensation, except with respect to the compensation of the Chairman of the Board and himself.


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



NAME AND ADDRESS OF                                AMOUNT AND NATURE
BENEFICIAL                  POSITION WITH          OF BENEFICIAL      PERCENTAGE OF
OWNERS                      COMPANY                OWNERSHIP (1)      CLASS
---------------------       -------------          -------------      -------------

Charles M. Diker            Chairman of the        799,667  (2)       19.0
One New York Plaza          Board and
New York, New York          Director

Alan J. Hirschfield         Vice Chairman of       219,333  (3)        5.2
P.O. Box 7443               the Board and
Jackson, Wyoming            Director

Richard L. Bloch            Director               363,500  (4)        8.7
16003 Via de Santa
Fe
Rancho Santa Fe,
California

James P. Reilly             President (CEO)        220,648  (5)        5.1
1135 Broad Street           and Director
Clifton, New Jersey

Bruce Slovin                Director               157,500  (6)        3.8

Morris W. Offit             Director                52,000  (7)        1.2

Darwin C. Dornbush          Secretary and           18,180  (8)         .4
                            Director

Robert L. Barbanell         Director                59,000  (9)        1.4

Edward E. Meltz             Vice President          45,070 (10)        1.1
                            of the Company
                            and CEO and CFO
                            of Carsen Group
                            Inc.

William J. Vella            President and COO       30,135 (11)         .7
                            of Carsen Group
                            Inc.

All officers and directors                       1,980,033 (12)       43.4
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


Date:  January 7, 1998



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