Form 10-Q
period 1998-01-31
CANTEL INDUSTRIES INC
filed 1998-03-13
CIK 19446

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      Form 10-Q


               / X /   Quarterly Report pursuant to Section 13 or 15(d)
               ----    of the Securities and Exchange Act of 1934
                    For the quarterly period ended January 31, 1998.



                                          or



              /   /   Transition Report pursuant to Section 13 or 15(d)
              ----    of the Securities and Exchange Act of 1934
                    For the transition period from _____ to _____.


                           Commission file number:   0-6132


                               CANTEL INDUSTRIES, INC.
                               -----------------------
                (Exact name of registrant as specified in its charter)


         Delaware                                        22-1760285
-------------------------------                  ----------------------------
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       identification no.)


1135 Broad Street, Clifton, New Jersey                                07013-3346
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

Number of shares of Common Stock outstanding as of March 6, 1998: 4,166,322.

                            PART I - FINANCIAL INFORMATION


                               CANTEL INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollar Amounts in Thousands, Except Share Data)
                                     (Unaudited)


                                                     January 31,      July 31,
                                                       1998            1997
                                                    ----------      ----------

ASSETS
Current assets:
  Cash                                                $   570        $   656
  Accounts receivable                                   5,826          6,984
  Inventories                                           9,120          8,974
  Prepaid expenses and other current assets               483            395
                                                      -------        -------
Total current assets                                   15,999         17,009

Property and equipment, at cost:
  Furniture and equipment                               2,047          2,009
  Leasehold improvements                                  623            559
                                                      -------        -------
                                                        2,670          2,568
  Less accumulated depreciation and amortization       (1,816)        (1,801)
                                                      -------        --------
                                                          854            767
Other assets                                              794            826
                                                      -------        -------
                                                      $17,647        $18,602
                                                      -------        -------
                                                      -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 2,424        $ 3,732
  Compensation payable                                    813            909
  Other accrued expenses                                  663            706
  Income taxes payable                                     88            556
                                                      -------        -------
Total current liabilities                               3,988          5,903

Long-term debt                                          2,300          1,594
Deferred income taxes                                      71             88

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                               -
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding January 31
    and July 31 - 4,166,322 shares                        417            417
  Additional capital                                   17,609         17,609
  Accumulated deficit                                  (4,871)        (5,652)
  Cumulative foreign currency translation adjustment   (1,867)        (1,357)
                                                      --------       -------
Total stockholders' equity                             11,288         11,017
                                                      --------       -------
                                                      $17,647        $18,602
                                                      --------       -------
                                                      --------       -------
See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollar Amounts in Thousands, Except Per Share Data)
                                     (Unaudited)


                                    Three Months Ended        Six Months Ended
                                        January 31,              January 31,
                                      1998     1997            1998     1997
                                    -------   -------        -------   -------

Net sales:
  Product sales                     $ 9,384   $ 8,618        $16,614   $15,051
  Product service                       830       993          1,792     1,975
                                    -------   -------        -------   -------
Total net sales                      10,214     9,611         18,406    17,026
                                    -------   -------        -------   -------
Cost of sales:
  Product sales                       6,343     5,693         11,308     9,937
  Product service                       444       600            981     1,229
                                    -------   -------        -------   -------
Total cost of sales                   6,787     6,293         12,289    11,166
                                    -------   -------        -------   -------
Gross profit                          3,427     3,318          6,117     5,860

Operating expenses:
  Shipping and warehouse                168       162            311       303
  Selling                             1,156     1,136          2,107     2,030
  General and administrative          1,006       936          1,838     1,773
  Research and development              187       171            377       282
                                    -------   -------        -------   -------
Total operating expenses              2,517     2,405          4,633     4,388
                                    -------   -------        -------   -------

Income from operations before
  interest expense and income
  taxes                                 910       913          1,484     1,472

Interest expense                         49        45             82        92
                                    -------   -------        -------   -------
Income before income taxes              861       868          1,402     1,380

Income taxes                            373       426            621       716
                                    -------   -------        -------   -------

Net income                          $   488   $   442        $   781   $   664
                                    -------   -------        -------   -------
                                    -------   -------        -------   -------

Earnings per common share:
  Basic                             $   .12   $   .11        $   .19   $   .17
                                    -------   -------        -------   -------
                                    -------   -------        -------   -------

  Diluted                           $   .11   $   .10        $   .18   $   .15
                                    -------   -------        -------   -------
                                    -------   -------        -------   -------

See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollar Amounts in Thousands)
                                     (Unaudited)

                                                           Six Months Ended
                                                              January 31,
                                                          1998          1997
                                                        --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   781        $  664
Adjustments to reconcile net income
  to net cash (used in) provided by operating
  activities:
    Depreciation and amortization                           130           161
    Deferred income taxes                                   (17)            7
    Changes in assets and liabilities:
       Accounts receivable                                  872          (986)
       Inventories                                         (548)         (661)
       Prepaid expenses and other current assets           (101)         (178)
       Accounts payable and accrued expenses             (1,257)        1,558
       Income taxes payable                                (456)          292
                                                        --------      --------
Net cash (used in) provided by operating activities        (596)          857
                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment                    (243)         (172)
Other, net                                                   54            74
                                                        --------      --------
Net cash used in investing activities                      (189)          (98)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under credit facilities         699        (1,148)
Proceeds from exercise of stock options and warrants          -           549
                                                        --------      --------
Net cash provided by (used in) financing activities         699          (599)
                                                        --------      --------

(Decrease) increase in cash                                 (86)          160
Cash at beginning of period                                 656           682
                                                        --------      --------
Cash at end of period                                   $   570       $   842
                                                        --------      --------
                                                        --------      --------

See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Industries, Inc. (the "Company" or "Cantel") on Form 10-K for the fiscal year ended July 31, 1997, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Cantel has two wholly-owned subsidiaries, Carsen Group Inc. ("Carsen"), its Canadian subsidiary, and MediVators, Inc. ("MediVators"), its United States subsidiary.

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

     Certain items in the January 31, 1997 financial statements have been reclassified from statements previously presented to conform to the presentation of the January 31, 1998 financial statements.

Note 2.   EARNINGS PER COMMON SHARE

     Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.

     Diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of options and warrants using the treasury stock method and the average market price for the period.

     The following weighted average shares were used for the computation of basic and diluted earnings per common share:

                            For the                 For the
                       three months ended       six months ended
                           January 31,            January 31,
                     ---------------------   ---------------------
                        1998        1997        1998        1997
                     ---------   ---------   ---------   ---------

Basic                4,166,322   4,071,804   4,166,322   3,981,803
                     ---------   ---------   ---------   ---------
                     ---------   ---------   ---------   ---------

Diluted              4,395,689   4,358,846   4,388,970   4,339,811
                     ---------   ---------   ---------   ---------
                     ---------   ---------   ---------   ---------

     Earnings per common share for the three and six month periods ended January 31, 1997 have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which standard has been adopted by the Company effective January 1, 1998 and requires the presentation of basic and diluted earnings per common share.

Note 3.   FINANCING ARRANGEMENTS

     The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen and a $1,500,000 revolving credit facility for MediVators.

     Pursuant to the terms of the Carsen revolving credit facility, borrowings under such facility must be paid in full no later than December 31, 1999. Borrowings outstanding at January 31, 1998 and July 31, 1997 are in Canadian dollars and bear interest at rates ranging from lender's Canadian prime rate to
 .75% above the prime rate, depending upon Carsen's debt to equity ratio. At January 31, 1998, the lender's Canadian prime rate was 6.0% and Carsen's outstanding borrowings bear interest at such prime rate. Subsequent to January 31, 1998, the lender's prime rate increased to 6.5% and Carsen's borrowings will
continue to bear interest at such prime rate.   A commitment fee on the unused
portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $1,720,000 (U.S. dollars) of borrowings outstanding under this facility at January 31, 1998.

     Pursuant to the terms of the MediVators revolving credit facility, borrowings under such facility must be paid in full no later than February 1, 1999. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.5% at January 31, 1998. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5%
per annum,  with  interest on borrowings  payable monthly.   There were

$532,000 of borrowings outstanding under this facility at January 31, 1998.

     Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

Note 4.   INCOME TAXES

     Income taxes primarily consist of income taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.9% and 44.6% for the six months ended January 31, 1998 and 1997, respectively. For the six months ended January 31, 1997, the consolidated effective tax rate is higher than the Canadian effective tax rate due to the fact that losses generated by the combined U.S. operations could not be used to offset income generated by the Canadian operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The results of operations reflect the results of the Company's wholly-owned Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary") and its wholly-owned U.S. subsidiary, MediVators, Inc. ("MediVators" or "United States subsidiary"). The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

     The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.




                                 Three Months Ended                      Six Months Ended
                                     January 31,                            January 31,
                             --------------------------              ------------------------
                                 1998           1997                   1998           1997
                             --------------------------              ------------------------
                                              (Dollar amounts in thousands)
                              $        %        $        %          $        %        $        %
                            -----    -----    -----    -----      -----    -----    -----    -----
Medical, Infection
Control and Scientific
Products:
  Medical and
    Infection Control
    Products              $ 5,150    50.4    $5,665     58.9     $ 8,986    48.8   $ 9,284    54.5
    Scientific
    Products                1,489    14.6     1,583     16.5       2,960    16.1     3,029    17.8
  Product Service             830     8.1       993     10.3       1,792     9.7     1,975    11.6
Consumer Products           2,745    26.9     1,370     14.3       4,668    25.4     2,738    16.1
                          -------   -----    ------    -----     -------   -----   -------   -----
                          $10,214   100.0    $9,611    100.0     $18,406   100.0   $17,026   100.0
                          -------   -----    ------    -----     -------   -----   -------   -----
                          -------   -----    ------    -----     -------   -----   -------   -----


     Net sales increased by $603,000, or 6.3%, to $10,214,000 for the three months ended January 31, 1998, from $9,611,000 for the three months ended January 31, 1997. Net sales increased by $1,380,000, or 8.1%, to $18,406,000 for the six months ended January 31, 1998, from $17,026,000 for the six months ended January 31, 1997. These increases were principally attributable to increased sales of Consumer Products, partially offset by decreased sales of Medical and Infection Control Products.

     The increased sales of Consumer Products for the three and six months ended January 31, 1998 were primarily attributable to stronger demand for certain 35 mm and digital camera models and related accessories, some of which were not available during the comparable fiscal 1997 periods. The decreased sales of Medical and Infection Control Products for the three and six months ended January 31, 1998 were primarily attributable to a decrease in demand for medical products, partially offset by an increase in demand for infection control products.

     Gross profit increased by $109,000, or 3.3%, to $3,427,000 for the three months ended January 31, 1998, from $3,318,000 for the three months ended January 31, 1997. Gross profit increased by $257,000, or 4.4%, to $6,117,000 for the six months ended January 31, 1998, from $5,860,000 for the six months end January 31, 1997. The gross profit margins for the three and six months ended January 31, 1998 were 33.6% and 33.2%, respectively, compared with 34.5% and 34.4% for the three and six months ended January 31, 1997. The lower gross profit margins were primarily attributable to more competitive sales of medical products and increased sales of consumer products, which generally have lower profit margins. These margin decreases were partially offset by an increase in certain types of endoscope repairs which generally produce higher margins.

     Shipping and warehouse expenses increased by $6,000 to $168,000 for the three months ended January 31, 1998, from $162,000 for the three months ended January 31, 1997. For the six months ended January 31, 1998, shipping and warehouse expenses increased by $8,000 to $311,000, from $303,000 for the six months ended January 31, 1997.

     Selling expenses as a percentage of net sales decreased to 11.3% and 11.4% for the three and six months ended January 31, 1998, from 11.8% and 11.9% for the three and six months ended January 31, 1997. These decreases were principally attributable to the impact of the increased sales for the three and six months ended January 31, 1998 against the fixed portion of these expenses, partially offset by an increase in advertising costs.

     General and administrative expenses increased by $70,000 to $1,006,000 for the three months ended January 31, 1998, from $936,000 for the three months ended January 31, 1997. For the six months ended January 31, 1998, general and administrative expenses increased by $65,000 to $1,838,000, from $1,773,000 for the six months ended January 31, 1997. These increases were primarily attributable to increased personnel costs and regulatory compliance costs for ISO 9000 certification.

     Research and development expenses increased by $16,000 to $187,000 for the three months ended January 31, 1998, from $171,000 for the three months ended January 31, 1997. For the six months ended January 31, 1998, research and development expenses increased by $95,000 to $377,000, from $282,000 for the six months ended January 31, 1997. These increases were substantially due to the ongoing development of infection control products at MediVators.

     Interest expense increased to $49,000 for the three months ended January 31, 1998, from $45,000 for the three months ended January 31, 1997. For the six months ended January 31, 1998, interest expense decreased to $82,000, from $92,000 for the six months ended January 31, 1997.

     Income before income taxes increased by $22,000 to $1,402,000 for the six months ended January 31, 1998, from $1,380,000 for the six months ended January 31, 1997.

     Income taxes primarily consist of income taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.9% and 44.6% for the six months ended January 31, 1998 and 1997, respectively. For the six months ended January 31, 1997, the consolidated effective tax rate is higher than the Canadian effective tax rate due to the fact that losses generated by the combined U.S. operations could not be used to offset income generated by the Canadian operations.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1998, the Company's working capital was $12,011,000, compared with $11,106,000 at July 31, 1997. This increase primarily reflects decreases in accounts payable and income taxes payable, partially offset by a decrease in accounts receivable.

     Net cash used in operating activities was $596,000 for the six months ended January 31, 1998, compared with net cash provided by operating activities of $857,000 for the six months ended January 31, 1997. For the six months ended January 31, 1998, the net cash used in operating activities was primarily due to decreases in accounts payable and accrued expenses and income taxes payable, and an increase in inventories, partially offset by income from operations after adjusting for depreciation and amortization and a decrease in accounts receivable. For the six months ended January 31, 1997, the net cash provided by operating activities was primarily due to income from operations after adjusting for depreciation and amortization and an increase in accounts payable and accrued expenses, partially offset by increases in accounts receivable and inventories.

     Net cash used in investing activities was $189,000 for the six months ended January 31, 1998 and $98,000 for the six months ended January 31, 1997 which was principally due to additions to property and equipment.

     Net cash provided by financing activities was $699,000 for the six months ended January 31, 1998, compared with net cash used in financing activities of $599,000 for the six months ended January 31, 1997. These changes were principally due to the fluctuations in outstanding borrowings under the Company's revolving credit facilities, partially offset during the six months ended January 31, 1997 by proceeds from the exercise of stock options and warrants.

     The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen and a $1,500,000 revolving credit facility for MediVators as described in Note 3 to the Condensed Consolidated Financial Statements.

     A decrease in the value of the Canadian dollar against the United States dollar could adversely affect the Company because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Under the Canadian credit facility, the Company's Canadian subsidiary has a foreign exchange hedging facility of up to $15,000,000 (U.S. dollars) which could be used to minimize future adverse currency fluctuations as they relate to purchases of inventories. The Canadian subsidiary has foreign exchange forward contracts at March 6, 1998 aggregating $6,000,000 (U.S. dollars) to hedge against the decline in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represented the Canadian subsidiary's projected purchases of inventories through May 1998. The average exchange rate of the contracts open at March 6, 1998 was $1.3596 Canadian dollar per United States dollar, or $.7355 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on March 6, 1998, was $1.4198 Canadian dollar per United States dollar, or $.7043 United States dollar per Canadian dollar. Such adverse currency fluctuations could also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars. During the six months ended January 31, 1998, such adverse currency fluctuations reduced stockholders' equity by $510,000.

     The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At March 6, 1998, $3,911,000 was available under the credit facilities.

     Inflation has not significantly impacted the Company's operations.

                               PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 22, 1998, the Company held its Annual Meeting of Stockholders. At the meeting, Richard L. Bloch, Darwin C. Dornbush and Morris W. Offit were re-elected directors of the Company, to hold office until the Annual Meeting of Shareholders to be held after the fiscal year ending July 31, 2000, and James P. Reilly and Robert L. Barbanell were re-elected directors of the Company, to hold office until the Annual Meeting of Stockholders to be held after the fiscal year ending July 31, 1999. 3,588,141 votes were cast for, 11,215 votes were withheld, and 0 votes abstained in the election of each of these directors.

     In addition, the stockholders approved the appointment of the firm Ernst & Young LLP to audit the financial statements of the Company for the fiscal year ending July 31, 1998. 3,584,429 votes were cast for, 7,889 votes were against, and 7,038 votes abstained in the appointment of Ernst & Young LLP.

     Stockholders also approved the 1997 Employee Stock Option Plan, under which options may be granted to employees for an aggregate of 200,000 shares of the Company's Common Stock. 3,559,569 votes were cast for, 35,755 votes were against, and 4,032 votes abstained in the approval of the 1997 Employee Stock Option Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11, Computation of Earnings Per Share
               Exhibit 27, Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended January 31, 1998.

                                       SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CANTEL INDUSTRIES, INC.

Date:  March 12, 1998         By:  /s/ James P. Reilly
                                   --------------------------
                                   James P. Reilly, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer
                                   and Principal Financial Officer)

                              By:  /s/ Craig A. Sheldon
                                   --------------------------
                                   Craig A. Sheldon, Vice
                                   President and Controller
                                   (Chief Accounting Officer)