Form 10-Q/A
period 1998-01-31
CANTEL INDUSTRIES INC
filed 1998-04-06
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                  Form 10-Q/A


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


                        Commission file number:   0-6132


                               CANTEL INDUSTRIES, INC.
                (Exact name of registrant as specified in its charter)


              Delaware                              22-1760285
     -------------------------------            -------------------
     (State or other jurisdiction of            (I.R.S. employer
     incorporation or organization)             identification no.)


  1135 Broad Street, Clifton, New Jersey                          07013-3346
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

                             PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11, Computation of Earnings Per Share
               Exhibit 27, Financial Data Schedule
               Exhibit 27.1, Financial Data Schedule
               Exhibit 27.2, Financial Data Schedule
               Exhibit 27.3, Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended January 31, 1998.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CANTEL INDUSTRIES, INC.

Date:  April 3, 1998          By:  /s/ James P. Reilly
                                   ---------------------------------
                                   James P. Reilly, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer
                                   and Principal Financial Officer)


                              By:  /s/ Craig A. Sheldon
                                   ---------------------------------
                                   Craig A. Sheldon, Vice
                                   President and Controller
                                   (Chief Accounting Officer)