Form 10-Q
period 1998-04-30
CANTEL INDUSTRIES INC
filed 1998-06-12
CIK 19446

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      Form 10-Q


        /X/   Quarterly Report pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934
                    For the quarterly period ended April 30, 1998.



                                          or



        / / Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    For the transition period from _____ to _____.


                           Commission file number:   0-6132


                               CANTEL INDUSTRIES, INC.
                               -----------------------
                (Exact name of registrant as specified in its charter)


         Delaware                                                22-1760285
--------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification no.)


1135 Broad Street, Clifton, New Jersey                           07013-3346
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

Number of shares of Common Stock outstanding as of June 5, 1998: 4,367,201.

                            PART I - FINANCIAL INFORMATION


                               CANTEL INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollar Amounts in Thousands, Except Share Data)
                                     (Unaudited)





                                                      April 30,      July 31,
                                                        1998          1997
                                                      -------        -------
ASSETS
Current assets:
  Cash                                                $   488        $   656
  Accounts receivable                                   7,951          6,984
  Inventories                                           8,802          8,974
  Insurance claim receivable                              565              -
  Prepaid expenses and other current assets               543            395
                                                      -------        -------
Total current assets                                   18,349         17,009
Property and equipment, at cost:
  Furniture and equipment                               2,124          2,009
  Leasehold improvements                                  647            559
                                                      -------        -------
                                                        2,771          2,568
  Less accumulated depreciation and amortization       (1,895)        (1,801)
                                                      -------        -------
                                                          876            767
Intangible assets, net                                  1,892            202
Other assets                                              592            624
                                                      -------        -------
                                                      $21,709        $18,602
                                                      -------        -------
                                                      -------        -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 3,310        $ 3,732
  Compensation payable                                    876            909
  Other accrued expenses                                  920            706
  Income taxes payable                                    140            556
                                                      -------        -------
Total current liabilities                               5,246          5,903

Long-term debt                                          3,128          1,594
Deferred income taxes                                      66             88

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                -              -
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding April 30 -
    4,356,166; July 31 - 4,166,322 shares                 436            417
  Additional capital                                   18,936         17,609
  Accumulated deficit                                  (4,387)        (5,652)
  Cumulative foreign currency translation adjustment   (1,716)        (1,357)
                                                      -------        -------
Total stockholders' equity                             13,269         11,017
                                                      -------        -------
                                                      $21,709        $18,602
                                                      -------        -------
                                                      -------        -------

See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollar Amounts in Thousands, Except Per Share Data)
                                     (Unaudited)



                                    Three Months Ended       Nine Months Ended
                                         April 30,                April 30,
                                      1998     1997            1998     1997
                                    -------   -------        -------   -------
Net sales:
  Product sales                     $ 9,133   $ 6,833        $25,747   $21,884
  Product service                     1,035     1,088          2,827     3,063
                                    -------   -------        -------   -------
Total net sales                      10,168     7,921         28,574    24,947
                                    -------   -------        -------   -------

Cost of sales:
  Product sales                       5,951     4,571         17,259    14,509
  Product service                       646       676          1,627     1,904
                                    -------   -------        -------   -------
Total cost of sales                   6,597     5,247         18,886    16,413
                                    -------   -------        -------   -------

Gross profit                          3,571     2,674          9,688     8,534

Operating expenses:
  Shipping and warehouse                173       139            484       442
  Selling                             1,286     1,048          3,393     3,078
  General and administrative            978       827          2,816     2,600
  Research and development              244       178            621       460
                                    -------   -------        -------   -------
Total operating expenses              2,681     2,192          7,314     6,580
                                    -------   -------        -------   -------

Income from operations before
  interest expense and income
  taxes                                 890       482          2,374     1,954

Interest expense                         45        33            127       125
                                    -------   -------        -------   -------

Income before income taxes              845       449          2,247     1,829

Income taxes                            361       285            982     1,001
                                    -------   -------        -------   -------

Net income                          $   484   $   164        $ 1,265   $   828
                                    -------   -------        -------   -------
                                    -------   -------        -------   -------
Earnings per common share:
  Basic                             $  0.11   $  0.04        $  0.30   $  0.20
                                    -------   -------        -------   -------
                                    -------   -------        -------   -------

  Diluted                           $  0.11   $  0.04        $  0.29   $  0.19
                                    -------   -------        -------   -------
                                    -------   -------        -------   -------

See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollar Amounts in Thousands)
                                     (Unaudited)

                                                        Nine Months Ended
                                                             April 30,
                                                        1998          1997
                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  1,265      $    828
Adjustments to reconcile net income
  to net cash (used in) provided by operating
  activities:
    Depreciation and amortization                          218           231
    Deferred income taxes                                  (19)            5
    Changes in assets and liabilities:
       Accounts receivable                              (1,053)        1,022
       Inventories                                          24          (622)
       Prepaid expenses and other current assets          (727)         (182)
       Accounts payable and accrued expenses              (450)          773
       Income taxes payable                               (400)          442
                                                      --------      --------
Net cash (used in) provided by operating activities     (1,142)        2,497
                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to property and equipment                   (308)         (249)
Acquisition of Chris Lutz Medical net assets              (315)            -
Other, net                                                  27          (146)
                                                      --------      --------
Net cash used in investing activities                     (596)         (395)
                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under credit facilities      1,534        (2,566)
Proceeds from exercise of stock options and warrants        36           549
                                                      --------      --------
Net cash provided by (used in) financing activities      1,570        (2,017)
                                                      --------      --------

(Decrease) increase in cash                               (168)           85
Cash at beginning of period                                656           682
                                                      --------      --------
Cash at end of period                                 $    488      $    767
                                                      --------      --------
                                                      --------      --------


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

     Certain items in the April 30, 1997 financial statements have been reclassified from statements previously presented to conform to the presentation of the April 30, 1998 financial statements.

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

     The following weighted average shares were used for the computation of basic and diluted earnings per common share:

                           For the                 For the
                      three months ended       nine months ended
                           April 30,              April 30,
                    ---------------------   ---------------------
                       1998        1997        1998        1997
                    ---------   ---------   ---------   ---------

Basic               4,262,213   4,166,322   4,197,583   4,041,958
                    ---------   ---------   ---------   ---------
                    ---------   ---------   ---------   ---------

Diluted             4,505,625   4,401,291   4,426,205   4,359,601
                    ---------   ---------   ---------   ---------
                    ---------   ---------   ---------   ---------

     Earnings per common share for the three and nine month periods ended April 30, 1997 have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which standard has been adopted by the Company effective January 1, 1998 and requires the presentation of basic and diluted earnings per common share.

Note 3.   FINANCING ARRANGEMENTS

     The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen and a $1,500,000 revolving credit facility for MediVators.

     Pursuant to the terms of the Carsen revolving credit facility, borrowings under such facility must be paid in full no later than December 31, 1999. Borrowings outstanding at April 30, 1998 and July 31, 1997 are in Canadian dollars and bear interest at rates ranging from lender's Canadian prime rate to
 .75% above the prime rate, depending upon Carsen's debt to equity ratio. At April 30, 1998, the lender's Canadian prime rate was 6.5% and Carsen's outstanding borrowings bear interest at such prime rate. Subsequent to April 30, 1998, Carsen's borrowings will bear interest a rate of .25% above such prime
rate.   A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $2,306,000 (U.S. dollars) of borrowings outstanding under this facility at April 30, 1998.

     Pursuant to the terms of the MediVators revolving credit facility, borrowings under such facility must be paid in full no later than May 1, 1999. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.5% at April 30, 1998. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per
annum,  with  interest on borrowings  payable monthly.   There were $780,000 of
borrowings outstanding under this facility at April 30, 1998.

     Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

Note 4.   INCOME TAXES

     Income taxes primarily consist of income taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.9% and 44.6% for the nine months ended April 30, 1998 and 1997, respectively. For the nine months ended April 30, 1997, the consolidated effective tax rate is higher than the Canadian effective tax rate due to the fact that losses generated by the U.S. operations could not be used to offset income generated by the Canadian operations.

Note 5.   ACQUISITION OF LUTZ MEDICAL

     On March 16, 1998, the Company acquired substantially all of the assets, business and properties of Chris Lutz Medical, Inc. ("Lutz Medical") for a combination of 180,690 shares of Cantel Common Stock, $315,000 of cash and the assumption of certain liabilities. The transaction has been treated as a purchase for accounting purposes.

     Lutz Medical was a private company which designs, manufactures and markets infection control equipment and supplies used for disinfecting flexible endoscopes.

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

                                   Three Months Ended                    Nine Months Ended
                                        April 30,                             April 30,
                            ---------------------------------    ---------------------------------
                                  1998              1997              1998              1997
                                            (Dollar amounts in thousands)
                            ---------------   ---------------    ---------------   ---------------
                               $        %        $        %         $        %        $        %
                            -------   -----   -------   -----    -------   -----   -------   -----
Medical, Infection
Control and Scientific
Products:
  Medical and
    Infection Control
    Products                $ 5,636    55.4    $4,321    54.5    $14,622    51.2   $13,605    54.5
  Scientific
    Products                  1,275    12.5     1,288    16.3      4,235    14.8     4,317    17.3
  Product Service             1,035    10.2     1,088    13.7      2,827     9.9     3,063    12.3
Consumer Products             2,222    21.9     1,224    15.5      6,890    24.1     3,962    15.9
                            -------   -----   -------   -----    -------   -----   -------   -----
                            $10,168   100.0   $ 7,921   100.0    $28,574   100.0   $24,947   100.0
                            -------   -----   -------   -----    -------   -----   -------   -----
                            -------   -----   -------   -----    -------   -----   -------   -----

     Net sales increased by $2,247,000, or 28.4%, to $10,168,000 for the three months ended April 30, 1998, from $7,921,000 for the three months ended April 30, 1997. Net sales increased by $3,627,000, or 14.5%, to $28,574,000 for the nine months ended April 30, 1998, from $24,947,000 for the nine months ended April 30, 1997. These increases were principally attributable to increased sales of Medical and Infection Control Products and Consumer Products.

     The increased sales of Medical and Infection Control Products for the three months ended April 30, 1998 was attributable to an increase in demand for both medical and infection control products. For the nine months ended April 30, 1998, the increased sales of Medical and Infection Control Products was attributable to an increase in demand for infection control products, partially offset by a decrease in demand for medical products. The increased sales of Consumer Products for the three and nine months ended April 30, 1998 were primarily attributable to stronger demand for certain

35 mm and digital camera models and related accessories, some of which were not available during the comparable fiscal 1997 periods.

     Gross profit increased by $897,000, or 33.5%, to $3,571,000 for the three months ended April 30, 1998, from $2,674,000 for the three months ended April 30, 1997. Gross profit increased by $1,154,000, or 13.5%, to $9,688,000 for the nine months ended April 30, 1998, from $8,534,000 for the nine months ended April 30, 1997. The gross profit margins for the three and nine months ended April 30, 1998 were 35.1% and 33.9%, respectively, compared with 33.8% and 34.2% for the three and nine months ended April 30, 1997. The higher gross profit margin for the three months ended April 30, 1998 was principally due to improved margins on the sale of infection control equipment attributable to manufacturing efficiencies achieved through an increase in volume; customer price increases; and sales mix, including new products. Partially offsetting these margin increases were the increased sales of consumer products, which generally have lower profit margins. For the nine months ended April 30, 1998, the lower gross profit margin was primarily attributable to the adverse impact of the increased sales of consumer products, partially offset by improved margins on sales of infection control equipment.

     Shipping and warehouse expenses increased by $34,000 to $173,000 for the three months ended April 30, 1998, from $139,000 for the three months ended April 30, 1997. For the nine months ended April 30, 1998, shipping and warehouse expenses increased by $42,000 to $484,000, from $442,000 for the nine months ended April 30, 1997. These increases were principally due to increases in personnel and freight costs.

     Selling expenses as a percentage of net sales decreased to 12.6% and 11.9% for the three and nine months ended April 30, 1998, from 13.2% and 12.3% for the three and nine months ended April 30, 1997. These decreases were principally attributable to the impact of the increased sales for the three and nine months ended April 30, 1998 against the fixed portion of these expenses, partially offset by an increase in advertising costs.

     General and administrative expenses increased by $151,000 to $978,000 for the three months ended April 30, 1998, from $827,000 for the three months ended April 30, 1997. For the nine months ended April 30, 1998, general and administrative expenses increased by $216,000 to $2,816,000, from $2,600,000 for the nine months ended April 30, 1997. These increases were primarily attributable to increased personnel costs, including incentive compensation, and costs of ISO 9000 certification.

     Research and development expenses increased by $66,000 to $244,000 for the three months ended April 30, 1998, from $178,000 for the three months ended April 30, 1997. For the nine months ended April 30, 1998, research and development expenses increased by $161,000 to $621,000, from $460,000 for the nine months ended April 30, 1997. These increases were substantially due to the ongoing development of infection control products at MediVators.

     Interest expense increased to $45,000 for the three months ended April 30, 1998, from $33,000 for the three months ended April 30, 1997. For the nine months ended April 30, 1998, interest expense increased to $127,000, from $125,000 for the nine months ended April 30, 1997.

     Income before income taxes increased by $418,000 to $2,247,000 for the nine months ended April 30, 1998, from $1,829,000 for the nine months ended April 30, 1997.

     Income taxes primarily consist of income taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.9% and 44.6% for the nine months ended April 30, 1998 and 1997, respectively. For the nine months ended April 30, 1997, the consolidated effective tax rate is higher than the Canadian effective tax rate due to the fact that losses generated by the U.S. operations could not be used to offset income generated by the Canadian operations.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1998, the Company's working capital was $13,103,000, compared with $11,106,000 at July 31, 1997. This increase primarily reflects increases in accounts receivable and insurance claim receivable, and decreases in accounts payable and income taxes payable.

     Net cash used in operating activities was $1,142,000 for the nine months ended April 30, 1998, compared with net cash provided by operating activities of $2,497,000 for the nine months ended April 30, 1997. For the nine months ended April 30, 1998, the net cash used in operating activities was primarily due to increases in accounts receivable and prepaid expenses and other current assets, and decreases in accounts payable and accrued expenses and income taxes payable, partially offset by income from operations after adjusting for depreciation and amortization. For the nine months ended April 30, 1997, the net cash provided by operating activities was primarily due to income from operations after adjusting for depreciation and amortization, a decrease in accounts receivable, and increases in accounts payable and accrued expenses and income taxes payable, partially offset by an increase in inventories.

     Net cash used in investing activities was $596,000 for the nine months ended April 30, 1998 and $395,000 for the nine months ended April 30, 1997, which was principally due to additions to property and equipment and, for the fiscal 1998 period, the acquisition of the Lutz Medical net assets, as described in Note 5 to the Condensed Consolidated Financial Statements.

     Net cash provided by financing activities was $1,570,000 for the nine months ended April 30, 1998, compared with net cash used in financing activities of $2,017,000 for the nine months ended April 30, 1997. These changes were principally due to the fluctuations in outstanding borrowings under the Company's revolving credit facilities, partially offset during the nine months ended April 30, 1997 by proceeds from the exercise of stock options and warrants.

     The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen and a $1,500,000 revolving credit facility for MediVators as described in Note 3 to the Condensed Consolidated Financial Statements.

     A decrease in the value of the Canadian dollar against the United States dollar could adversely affect the Company because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Under the Canadian credit facility, the Company's Canadian subsidiary has a foreign exchange hedging facility of up to $15,000,000 (U.S. dollars) which could be used to minimize future adverse currency fluctuations as they relate to purchases of inventories. The Canadian subsidiary has foreign exchange forward contracts outstanding at June 5, 1998 aggregating $500,000 (U.S. dollars) to hedge against the decline in the value of the Canadian dollar which would otherwise result in higher inventory costs.
Such contracts represented a portion of the Canadian subsidiary's projected purchases of inventories for the month of May 1998. The average exchange rate of the contracts open at June 5, 1998 was $1.3535 Canadian dollar per United States dollar, or $.7388 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on June 5, 1998 was $1.4582 Canadian dollar per United States dollar, or $.6858 United States dollar per Canadian dollar. Such adverse currency fluctuations could also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars. During the nine months ended April 30, 1998, such adverse currency fluctuations reduced stockholders' equity by $359,000.

     The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At June 5, 1998, $4,945,000 was available under the credit facilities.

     Inflation has not significantly impacted the Company's operations.

                             PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There was no submission of matters to a vote during the three months ended April 30, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11, Computation of Earnings Per Share
               Exhibit 27, Financial Data Schedule
               Exhibit 27.1, Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended April 30, 1998.

                           SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CANTEL INDUSTRIES, INC.

Date:  June 11, 1998          By:  /s/ James P. Reilly
                                   ---------------------------------
                                   James P. Reilly, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer
                                   and Principal Financial Officer)


                              By:  /s/ Craig A. Sheldon
                                   ---------------------------------
                                   Craig A. Sheldon, Vice
                                   President and Controller
                                   (Chief Accounting Officer)