Form 10-K405
period 1998-07-31
CANTEL INDUSTRIES INC
filed 1998-10-28
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended July 31, 1998

                           Commission File No. 0-6132

                             CANTEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                               22-1760285
       -------------------------------              -------------------
       (State or other jurisdiction of              (I.R.S. employer
       incorporation or organization)               identification no.)

        1135 Broad Street, Clifton, New Jersey             07013
       ---------------------------------------         --------------
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

Aggregate market value of registrant's capital stock held by non-affiliates (based on shares held and the closing price quoted by NASDAQ on October 9, 1998): $21,282,000

Number of shares of common stock outstanding as of the close of the period covered by this report: 4,367,201

Documents incorporated by reference:  None.

                                     PART I

Item 1.   BUSINESS.

GENERAL

          Cantel Industries, Inc. (the "Company" or "Cantel") is a healthcare company concentrating in infection prevention and control products and diagnostic equipment. Through its wholly-owned United States subsidiary, MediVators, Inc., ("MediVators" or "United States subsidiary") Cantel serves customers worldwide by designing, developing, manufacturing, marketing and distributing innovative products for the infection prevention and control industry. Through its wholly-owned Canadian subsidiary, Carsen Group Inc., ("Carsen" or "Canadian subsidiary") Cantel markets and distributes medical equipment (including flexible and rigid endoscopes), precision instruments (including microscopes) and industrial equipment (including remote visual inspection devices). In addition, Carsen distributes a full range of photographic equipment and supplies. Cantel's subsidiaries also provide servicing of their products. Unless the context otherwise requires, references herein to the Company include Cantel and its subsidiaries.

          The medical and infection control products distributed by Carsen consist of medical equipment, including flexible and rigid endoscopes, endoscope disinfection equipment, surgical equipment and related accessories. The infection control products manufactured and distributed by MediVators consist of endoscope disinfection equipment and related accessories and supplies. The scientific products distributed by Carsen consist of precision instruments, including microscopes and related accessories, certain laboratory equipment and related accessories and image analysis software and hardware; and industrial technology equipment, including borescopes, fiberscopes, video image scopes and related accessories. The consumer products distributed by Carsen consist of photographic and optical equipment, including 35 mm., APS (advanced photo systems) and digital cameras, binoculars, hand-held dictation equipment and related accessories.

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

          Certain of MediVators' endoscope disinfection equipment is distributed in the United States, Central and South America, the Caribbean and the West Indies (excluding Bermuda) by Olympus pursuant to an agreement (the "MediVators Agreement") under which Olympus has been granted exclusive distribution rights in these territories. Endoscope disinfection equipment not included in this agreement is sold by MediVators directly to customers in the United States. MediVators' endoscope disinfection equipment is distributed in other countries under other exclusive distribution agreements.

          The following table gives information as to the percentage of consolidated net sales accounted for by each operating segment during the indicated periods.


                                               Year Ended July 31,
                                       -----------------------------------
                                       1998           1997           1996
                                       -----          -----          -----
Medical, Infection Control
  and Scientific Products:
  Medical and Infection
     Control Products .............     50.8%          56.5%          54.4%
  Scientific Products .............     14.9           16.6           19.1
  Product Service .................      9.7           11.4           12.5
Consumer Products .................     24.6           15.5           14.0
                                       -----          -----          -----
                                       100.0%         100.0%         100.0%
                                       -----          -----          -----
                                       -----          -----          -----



Medical and Infection Control Products

          Medical and Infection Control Products are the Company's major source of revenue and profitability. This segment is comprised of the medical and infection control equipment distributed by Carsen and infection control equipment manufactured and sold by MediVators through its worldwide distribution network.

          Medical Equipment. Carsen's principal source of revenue is from the distribution to hospitals throughout Canada of specialized endoscopes, surgical equipment and related accessories, the majority of which are manufactured by Olympus. Olympus is the world's leading manufacturer of endoscopes and related products.

          An endoscope is a device comprised of an optical system incorporated in a flexible or rigid tube that can be inserted inside a patient's body through a natural opening or through a small incision. Endoscopy, the use of endoscopes in medical procedures, is a valuable aid in the diagnosis and treatment of various disorders. Endoscopy enables physicians to study and photograph certain organs and body tissue and, if necessary, to perform a biopsy (removal of a small piece of tissue for microscopic analysis). Many surgical procedures that formerly required a major operation are now performed much more simply by endoscopy, which can often be performed without general anesthesia.

          A flexible endoscope generally consists of fiberoptic image and light carrying bundles contained in a flexible tube, which can be inserted into irregularly shaped organs of a patient's body, such as the large intestine. The viewing end of a flexible fiberoptic endoscope contains an eyepiece and a steering mechanism and is connected to an external light source, which permits a surgeon to view inside a patient's body. The tip of a flexible endoscope inserted into a patient's body contains a lens and, in most cases, depending on the application, an outlet for air and water. Most flexible endoscopes also have internal working channels which enable accessories such as biopsy forceps to be passed to the tip. In an advanced version of the flexible endoscope, known as a flexible video endoscope, the fiberoptic image bundle has been replaced by a high resolution solid state image sensor that enables a live image to be transmitted electronically to a monitor, which image can be viewed by a group of physicians and nurses as a medical procedure is being performed. The flexible video endoscope comprises the majority of Carsen's flexible endoscopy sales.

          A rigid endoscope is a straight, narrow viewing insertion tube consisting of a series of relay lenses and light transmitting fibers that connect to an external light source, which permits a surgeon to view inside a patient's body.

          A technology known as minimally invasive surgery requires the use of a rigid endoscope. With the integration of a tiny telescopic lens, a light source and a palm-size video camera, a rigid endoscope utilized for minimally invasive surgery can transmit live images of the patient's organs, as well as the instrument being used by the surgeon, to a viewing monitor. Minimally invasive surgery enables a surgeon using an endoscope to operate on a patient through small keyhole type incisions, avoiding, in many cases, the need for open surgery. For example, one type of rigid endoscope known as a laparoscope, enables a surgeon to remove a gall bladder by making four or five small incisions in the abdomen, rather than one larger incision. In this procedure, the surgeon inserts the laparoscope through one of the incisions to view the gall bladder while operating with surgical instruments inserted in other incisions. This procedure can significantly reduce surgical trauma and post-operative pain, with reduced recovery time. Minimally invasive surgery has applications for a number of surgical procedures including gall bladder removal, hernia repair, small bowel resection, lung biopsy and advanced gynecological procedures.

          Flexible endoscopes are commonly used for visualization of, and diagnosing disorders in, the esophagus, stomach, duodenum, and large intestine (gastroenterology); upper airways and lungs (pneumology); nose and throat (ENT); bladder, kidney and urinary tract (urology); and uterus (gynecology). Rigid endoscopes are commonly used for urology, gynecology, orthopedics, ENT, and general surgery, including minimally invasive surgery.

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

          All of the endoscopes and certain other medical instruments and accessories distributed by Carsen are manufactured by Olympus. Other medical products distributed by Carsen are manufactured by Sandhill Scientific, Inc. (ambulatory PH and motility monitoring equipment), Life-Tech, Inc. (urodynamics monitoring equipment), Sony of Canada Ltd. (video monitors, recorders and printers) and MediVators (endoscope disinfection equipment).

          Infection Control Equipment. MediVators' principal source of revenue is from the manufacturing and sale of endoscope disinfection equipment and related accessories to hospitals and clinics through various distributors in the United States and internationally.

          MediVators' primary product is the DSD-91, which received FDA 510(k) clearance in March 1994. The DSD-91 is a microprocessor controlled dual endoscope disinfection system. The DSD-91 will disinfect two endoscopes at a time, can be used on a broad variety of endoscopes and is programmable by the user. MediVators also manufactures less expensive single and dual endoscope disinfection units, the designs of which were acquired in March 1998 with the acquisition of Chris Lutz Medical, Inc. ("Lutz Medical").

          Although endoscopes generally can be manually cleaned and disinfected, there are many problems associated with such methods including the lack of uniform cleaning procedures, personnel exposure to disinfectant fumes and disinfectant residue levels in the endoscope. The level of disinfection to be achieved depends upon many factors, principally contact time, temperature, type and concentration of the active ingredients of the chemical disinfectant and the nature of the microbial contamination. The chemical disinfectant to be used in the disinfecting process generally will be selected by hospital personnel based on the object to be disinfected, the hospital facilities and the disinfectants available.


          After manual cleaning, an endoscope is placed in the reservoir of the disinfector which then disinfects the endoscope by pumping disinfectant throughout the endoscope, including the endoscope's working channels. The disinfector ensures that the endoscope, including the working channels, will be exposed to the disinfectant for the recommended period of time. The disinfector is operated by medical personnel such as gastrointestinal assistants. Minimal training is required to operate the disinfector.

          MediVators believes its disinfection equipment offers several advantages over manual immersion in disinfectants. The disinfectors are designed to pump disinfectant through all working channels of the endoscope, thus exposing all areas of the endoscope to the disinfectant, resulting in more thorough and consistent disinfection. This process can also inhibit the build up of residue in the working channels. In addition, the entire disinfecting process can be completed with minimal participation by the operator, freeing the operator for other tasks, reducing the exposure of personnel to the chemicals used in the disinfection process and reducing the risk of infectious diseases. The disinfectors also reduce the risk of inconsistent manual disinfecting.

          In years prior to fiscal 1998, MediVators also manufactured and distributed medical sharps disposal systems which provide for point-of-use destruction and decontamination of most types of disposable medical sharps waste, such as syringes, scalpels, razors and IV needles. There were no sales of sharps disposal systems in fiscal 1998.

Scientific Products

          The Scientific Products segment is comprised principally of the precision instruments and the industrial technology equipment distributed by Carsen.

          Precision Instruments. Carsen distributes Olympus microscopes and complementary scientific equipment and accessories. Other instruments distributed by Carsen include Media Cybernetics, Inc. high resolution image analysis software and hardware; Narishige U.S.A., Inc. micromanipulators (which enable a viewer to manipulate objects being viewed under a microscope); Roper Scientific, Inc. (Princeton Instruments, Inc. and Photometrics, Inc.) digital cameras for research microscopy; and Sheldon Manufacturing, Inc. incubators, warming ovens and water baths (temperature control instruments) and anaerobic chambers (controlled atmosphere for bacteriology applications), as well as optical accessories such as high contrast optics, objectives

(magnifying lenses) and reticules and video calipers (both of which measure objects being viewed under a microscope).

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

          Industrial Technology Equipment. Carsen distributes three types of industrial technology equipment that are similar to endoscopes, but are designed for the industrial market for use in remote visual inspection ("RVI".) RVI is the application of endoscopic technology for industrial uses. The products distributed by Carsen, most of which are manufactured by Olympus, consist of rigid borescopes (devices that are similar to rigid endoscopes), which use a series of relay lenses to transmit an image through a stainless steel insertion tube; fiberscopes (devices that are similar to flexible endoscopes), which use fiberoptic image carrying bundles to transmit images through a flexible insertion tube; and video image scopes, which utilize a small, high resolution solid state image sensor that enables a picture to be transmitted electronically to a monitor.

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

Product Service

          Carsen operates a service organization at its Markham, Ontario facility that provides warranty and out-of-warranty service and repairs for medical, infection control and scientific products distributed by Carsen. These products bear a product warranty that entitles the purchaser to warranty repairs and service at a nominal charge or no charge during the warranty period. Generally Carsen, and not the manufacturer of the product, is responsible for the cost of warranty repairs. The warranty period for these products is generally one year. The customer pays Carsen on a time and materials basis for the out-of-warranty service of these products.

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

          Carsen operates a service organization at its Markham, Ontario facility, as well as contracts with independent service centers throughout Canada, to provide warranty service for the consumer products distributed by Carsen. Pursuant to the Olympus Agreement, Carsen is required to provide warranty service for all

Olympus cameras presented to Carsen for service, whether or not such cameras were sold by Carsen. This obligation has not had a material adverse effect on Carsen. Carsen generally provides a two year warranty for 35 mm. and APS cameras and a one year warranty for digital cameras and other consumer products. Carsen also provides out-of-warranty service for its consumer products.

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

          The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of medical equipment, precision instruments, industrial technology equipment and consumer products. The aggregate annual minimum purchase obligations for all such products (excluding digital camera products) are approximately $15.5 million, $17.3 million and $19.4 million during the contract years ending March 31, 1999, 2000 and 2001, respectively.

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

          MediVators sells its endoscope disinfection equipment and related accessories, both in the United States and internationally, to distributors which generally operate under exclusive distribution agreements. MediVators also utilizes commissioned sales agents in the United States to sell its Lutz Medical endoscope disinfection units.

Effect of Currency Fluctuations and Trade Barriers

          A substantial portion of the Company's products are imported from the Far East and Western Europe, and the Company's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States and Canada. Additionally, Carsen pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange, tariff increases and import and export restrictions between the United States and Canada. During fiscal 1998, fluctuations in the rates of exchange between the United States and Canada had an adverse impact upon the Company's results of operations, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          The Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act, amended in 1990 and 1997 (the "Act"), also requires compliance with specific manufacturing and quality assurance standards. The regulations also require that each manufacturer establish a quality assurance program by which the manufacturer monitors the design and manufacturing process and maintains records which show compliance with the FDA regulations and the manufacturer's written specifications and procedures relating to the devices. The FDA inspects medical device manufacturers for compliance with their Quality Systems Requirements ("QSR's"). Manufacturers that fail to meet the QSR's may be issued reports or citations for non-compliance. On September 15, 1998, MediVators received a letter from the FDA confirming that the Company is currently compliant.

          In addition, the Company's disinfectors must meet the requirements of the European Medical Device Directive ("MDD") for their sale into the European Union. On September 23, 1998, MediVators received notice that its products have been certified to meet the requirements of the International Standards Organization (ISO) 9001 and the MDD. This certification allows MediVators to affix the CE mark to its products and to freely distribute such products throughout the European Union. Federal, state and foreign regulations regarding the manufacture and sale of MediVators' products are subject to change. MediVators cannot predict what impact, if any, such changes might have on its business.

License Agreement

          MediVators is a party to an exclusive worldwide license agreement with the Mayo Foundation for Medical Education and Research (the "Mayo Foundation") which grants MediVators a license to manufacture and sell certain related patented equipment known as the OTT Disinfector for flexible endoscopes ("OTT Disinfector") and to use certain related proprietary know-how of the Mayo Foundation (the "License Agreement"). The License Agreement expires on December 31, 2005. Under the License Agreement, MediVators paid a royalty through December 1997 equal to five percent (5%) of the net revenues received by MediVators from sales of its disinfectors. The MediVators DSD-91 disinfector does not utilize the patented technology of the OTT disinfector. Although MediVators no longer sells the OTT Disinfector, it is currently negotiating with the Mayo Foundation with respect to the payment of a nominal amount in exchange for technical assistance by the Mayo Foundation in the continuing development of new products.

Patents and Proprietary Rights

          MediVators' current disinfector products, including the DSD-91 and the disinfectors acquired from Lutz Medical, utilize certain know-how developed within the Company but have no patent protection.

Backlog

          On October 9, 1998, the Company's consolidated backlog was approximately $1,560,000, compared with approximately $1,870,000 on October 8, 1997.

Employees

          As of October 9, 1998, the Company employed 171 persons. Of the Company's employees, 113 are located in Canada and 58 are located in the United States; 18 are executives and/or managers, 48 are engaged in sales, 14 are engaged in customer service, 31 are engaged in product service, 31 are engaged in manufacturing, shipping and warehouse functions, 25 perform various administrative functions and 4 are engaged in research and development.

          None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

Item 2.   PROPERTIES.

          Carsen leases a building, containing approximately 41,000 square feet, located in Markham, Ontario. This facility is used for warehouse, service and office space for Carsen. The lease expires in July 2000, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $9,000 for the remainder of the lease term.

          MediVators leases approximately 27,500 square feet of commercial space, located in Eagan, Minnesota. This facility is used for manufacturing, warehouse and office space for MediVators. The lease expires on September 30, 2001, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $13,000 for next year and approximately $14,000 for the last two years.

          The Company leases approximately 2,000 square feet of office space in Clifton, New Jersey, for its executive offices. The lease, which expires in January 2000, provides for monthly base rent of approximately $3,500 for the remainder of the lease term.

          The Company believes that its facilities are adequate for its current needs.

Item 3.   LEGAL PROCEEDINGS.

          In November 1995, the Company was one of over 100 named defendants in the lawsuit titled "Caldwell Trucking PRP Group v. ADT Automotive, Inc., including Cantel Industries, Inc." (Civ. No. 95-1690 [WGB]) brought by nine companies which settled a Comprehensive Environmental Response Compensation and Liability Act claim by the United States Government and the State of New Jersey for contribution to the remediation costs of an alleged hazardous waste site in New Jersey. This lawsuit is currently pending in the United States District Court for the District of New Jersey. The complaint, which relates to alleged septic and/or industrial waste disposed of prior to 1984, seeks total past and future remediation costs from the named defendants and prior settling companies estimated at approximately $26 million, as amended. Management of the Company believes that Cantel was not engaged in the production, transportation or dumping of industrial waste at any time. During October 1998, the Company concluded an alternative dispute resolution process and agreed to a settlement of this lawsuit with plaintiff in the amount of $64,000, the majority of which will be covered by insurance.

          In January 1998, a legal proceeding was commenced against MediVators titled "Thomas Nyland, F/K/A Thomas Cecchi v. MediVators, Inc." in Minnesota state court. The plaintiff, a former sales representative of MediVators, alleges an unspecified amount due for lost commissions, breach of contract, and other ancillary claims. The Company has formally responded to this lawsuit and has denied all of plaintiff's claims. Currently, both parties are conducting discovery and no trial date has been set. Management believes that the claims alleged in the lawsuit are unmeritorious and intends to vigorously defend itself in this action, and that the claims will not have a material adverse effect on the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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


                                      HIGH            LOW
                                      ----            ---
Year Ended July 31, 1997
------------------------
First Quarter                         8               7
Second Quarter                        8 1/2           6 1/2
Third Quarter                         9 3/4           5 3/4
Fourth Quarter                        6               5

Year Ended July 31, 1998
------------------------
First Quarter                         7 7/8           5 1/2
Second Quarter                        7 3/4           6 1/2
Third Quarter                         9 1/4           6 1/2
Fourth Quarter                        9 1/4           8 1/2


          On October 9, 1998, the closing price of the Company's Common Stock was $8.00 and the Company had 299 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

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

                   Consolidated Statements of Operations Data:
                  (Amounts in thousands, except per share data)


                                                              Year Ended July 31,
                                            ----------------------------------------------------------
                                              1998        1997        1996         1995         1994
                                            --------    --------    --------     --------     --------
Net sales ..............................    $ 40,009    $ 34,987    $ 29,792     $ 34,125     $ 32,204
Cost of sales ..........................      26,530      23,296      19,410       23,684       21,717
Gross profit ...........................      13,479      11,691      10,382       10,441       10,487
Income from continuing operations
  before interest expense, income
  taxes and extraordinary gain (1) .....       3,210       2,671       1,216          700        1,276
Interest expense (2) ...................         179         143         258          492          283
Income from continuing operations
  before income taxes ..................       3,031       2,528         958          208          993
Income taxes (2) .......................       1,336       1,432         536        1,001        1,054
Income (loss) from continuing
  operations ...........................       1,695       1,096         422         (793)         (61)
Income from discontinued
  operations (3) .......................        --          --          --           --            562
Extraordinary gain on
  extinguishment of debt (4) ...........        --          --          --           --          1,211
Net income (loss) ......................       1,695       1,096         422         (793)       1,712
Dividends on preferred stocks ..........        --          --          --           --            314
Net income (loss) attributable
  to common stock ......................    $  1,695    $  1,096    $    422     $   (793)    $  1,398

Earnings per common share:
Basic:
  Continuing operations ................    $    .40    $    .27    $    .11     $   (.21)    $   (.11)
  Discontinued operations ..............         --          --          --           --           .17
  Extraordinary gain ...................         --          --          --           --           .35
                                            --------    --------    --------     --------     --------
    Net income (loss) ..................    $    .40    $    .27    $    .11     $   (.21)    $    .41
                                            --------    --------    --------     --------     --------
                                            --------    --------    --------     --------     --------

Diluted:
  Continuing operations ................    $    .38    $    .25    $    .10     $   (.21)    $   (.10)
  Discontinued operations ..............         --          --          --           --           .15
  Extraordinary gain ...................         --          --          --           --           .31
                                            --------    --------    --------     --------     --------
    Net income (loss) ..................    $    .38    $    .25    $    .10     $   (.21)    $    .36
                                            --------    --------    --------     --------     --------
                                            --------    --------    --------     --------     --------

Weighted average number of common and
 common equivalent shares:
  Basic ................................       4,240       4,073       3,790        3,739        3,426
  Diluted ..............................       4,484       4,354       4,309        3,739        3,845


                        Consolidated Balance Sheet Data:
                  (Amounts in thousands, except per share data)


                                                   July 31,
                              ---------------------------------------------------
                                1998      1997       1996       1995       1994
                              -------    -------    -------    -------    -------
Total assets .............    $22,478    $18,602    $15,998    $19,823    $18,412
Current assets ...........     19,174     17,009     14,454     17,994     16,328
Current liabilities ......      6,194      5,903      3,081      5,271      5,029
Working capital ..........     12,980     11,106     11,373     12,723     11,299
Long-term debt, less
  current portion ........      3,004      1,594      3,419      6,087      4,327
Stockholders' equity .....     13,226     11,017      9,401      8,374      8,885
Book value per outstanding
  common share ...........    $  3.03    $  2.64    $  2.42    $  2.22    $  2.39
Common shares
  outstanding ............      4,367      4,166      3,889      3,765      3,713


----------

(1) Includes for fiscal 1996 costs of $486,000 associated with the MediVators merger. Includes for fiscal 1995 a $903,000 write-down of certain inventory and related assets of MediVators' Disposal Sciences, Inc. subsidiary.

(2) Includes for fiscal 1996 a recovery of prior years' federal and provincial income taxes and withholding taxes of approximately $182,000 and interest of approximately $103,000 arising from a negotiated settlement with Revenue Canada of a prior year tax reassessment. Includes for fiscal 1994 an interest charge of $34,000 representing interest on federal and provincial income taxes and withholding taxes.

(3) In fiscal 1994, income from discontinued operations reflects the sale of all of the assets, and the transfer of certain liabilities, of the Seating Division previously owned by Cantel, to the German manufacturer of the seating products, as well as the operating results of the Seating Division in periods prior to the sale.

(4) In fiscal 1994, the extraordinary gain on the extinguishment of debt reflects the recognition of the remaining deferred interest benefit arising from Cantel's 1991 debt restructuring with its lending banks and subordinated debenture holders.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

          The results of operations described hereafter reflect primarily the results of MediVators and Carsen. Reference is made hereafter to the impact on the Company's results of operations of a weaker Canadian dollar against the United States dollar during fiscal 1998 compared with fiscal 1997 (decrease in value of approximately 4% based upon month-end exchange rates). There was no significant impact upon the Company's results of operations for fiscal 1997 compared with fiscal 1996 as a result of translating Canadian dollars into United States dollars.

          The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.


                                                        Year Ended July 31,
                                  ---------------------------------------------------------------
                                         1998                   1997                   1996
                                  ------------------     ------------------     -----------------
                                                  (Dollar amounts in thousands)
                                     $           %          $           %          $          %
                                  -------      -----     -------      -----     -------     -----
Medical and Infection
Control and Scientific

Products:
  Medical and Infection
   Control Products ..........    $20,325       50.8     $19,771       56.5     $16,221      54.4
  Scientific Products ........      5,957       14.9       5,786       16.6       5,693      19.1
  Product Service ............      3,879        9.7       3,999       11.4       3,718      12.5
Consumer Products ............      9,848       24.6       5,431       15.5       4,160      14.0
                                  -------      -----     -------      -----     -------     -----
                                  $40,009      100.0     $34,987      100.0     $29,792     100.0
                                  -------      -----     -------      -----     -------     -----
                                  -------      -----     -------      -----     -------     -----


     Fiscal 1998 compared with Fiscal 1997

          Net sales increased by $5,022,000, or 14.4%, to $40,009,000 in fiscal 1998, from $34,987,000 in fiscal 1997. This increase was principally attributable to the increased sales of Consumer Products and Medical and Infection Control Products. Net sales were adversely impacted in fiscal 1998 compared with fiscal 1997 by approximately $1,457,000 due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

          The increased sales of Consumer Products for fiscal 1998 was due primarily to stronger demand from national accounts for certain 35 mm. camera models, as well as the strong demand for an expanded line of digital cameras, which were initially introduced during fiscal 1997.

          The increased sales of Medical and Infection Control Products was primarily attributable to an increase in demand for infection control products in the United States; continued expansion and improvement of the international distribution of MediVators' infection control products; and the acquisition of Lutz Medical during March 1998, which expanded MediVators' line of endoscope disinfection products. Partially offsetting these increases was the decrease in demand for medical products in Canada which was attributable to the lengthening of the sales cycle for these products due to a change in hospital buying practices.

          Gross profit increased by $1,788,000, or 15.3%, to $13,479,000 in fiscal 1998, from $11,691,000 in fiscal 1997. Gross profit was adversely impacted in fiscal 1998 compared with fiscal 1997 by approximately $470,000 due to the translation of Carsen's gross profit using a weaker Canadian dollar against the United States dollar. The gross profit margin as a percentage of sales increased to 33.7% in fiscal 1998, from 33.4% in fiscal 1997. The higher gross profit margin for fiscal 1998 was primarily attributable to manufacturing efficiencies achieved through increased sales and production volume of infection control products, as well as sales mix associated with medical and infection control products and endoscope repairs. Partially offsetting these increases in margin were the increased sales of consumer products which generally have lower profit margins.

          Shipping and warehouse expenses increased by $101,000 to $691,000 for fiscal 1998, from $590,000 for fiscal 1997. The increase was attributable to variable freight and packaging costs.

          Selling expenses as a percentage of net sales were 12.3% for fiscal 1998, compared with 12.6% for fiscal 1997. The decrease was attributable to the impact of the increased sales against the fixed portion of these expenses, partially offset by an increase in advertising costs of Carsen.

          General and administrative expenses increased by $350,000 to $3,790,000 for fiscal 1998, from $3,440,000 for fiscal 1997. The increase was primarily attributable to increased personnel costs, including incentive compensation, costs of ISO 9000 certification, professional fees and amortization of the intangible assets acquired from Lutz Medical.

          Research and development expenses increased by $260,000 to $849,000 for fiscal 1998, from $589,000 for fiscal 1997. This increase was substantially due to the ongoing development of infection control products at MediVators.

          Interest expense increased to $179,000 in fiscal 1998, from $143,000 in fiscal 1997. This increase was attributable to an increase in average borrowings under both the Carsen revolving credit facility and the MediVators revolving credit facility during fiscal 1998.

          Income before income taxes increased by $503,000 to $3,031,000 for fiscal 1998, from $2,528,000 for fiscal 1997.

          Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 45.1% and 45.9% for fiscal 1998 and 1997, respectively. For fiscal 1997, the consolidated effective tax rate is higher than the Canadian effective tax rate due to the fact that losses generated by the United States operations could not be used to offset income generated by the Canadian operations.

     Fiscal 1997 compared with Fiscal 1996

          Net sales increased by $5,195,000, or 17.4%, to $34,987,000 in fiscal 1997, from $29,792,000 in fiscal 1996. This increase was principally attributable to the increased sales of Medical and Infection Control Products and Consumer Products. The increased sales of Medical and Infection Control Products was primarily attributable to an increase in demand for both medical products and infection control products. This increase includes the full year impact of the strategic alliance with Olympus for the sale of MediVators' endoscope disinfection equipment, as described in Note 7 to the Consolidated Financial Statements; expansion and improvement of the international distribution of MediVators' infection control products; and the improvement in economic conditions in Canada, where sales of medical products during fiscal 1996 were adversely impacted by certain cost control measures implemented by various provincial governments which decreased or delayed funding to hospitals, thereby reducing hospital spending for capital equipment.

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

          Gross profit increased by $1,309,000, or 12.6%, to $11,691,000 in fiscal 1997, from $10,382,000 in fiscal 1996. The gross profit margin as a percentage of sales decreased to 33.4% in fiscal 1997, from 34.8% in fiscal 1996. The lower gross profit margin for fiscal 1997 was primarily attributable to more competitive sales of medical products and the increased sales of consumer products, which generally have lower profit margins. Partially offsetting these decreases in margin were increased sales volume of medical and infection control products, which generally have higher profit margins, and a more efficient method of repairing endoscopes.

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

          General and administrative expenses increased by $166,000 to $3,440,000 for fiscal 1997, from $3,274,000 for fiscal 1996. The increase was primarily attributable to increased personnel costs, including incentive compensation, professional fees and MediVators' relocation expenses.

          Research and development expenses increased by $215,000 to $589,000 for fiscal 1997, from $374,000 for fiscal 1996. This increase was substantially due to the ongoing development of infection control products at MediVators.

          Costs associated with the MediVators merger of $486,000 in fiscal 1996 represented expenses incurred in connection with the MediVators acquisition, which was accounted for as a pooling of interests.

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

          Income before income taxes increased by $1,570,000 to $2,528,000 for fiscal 1997, from $958,000 for fiscal 1996.

          Income taxes consist primarily of taxes imposed on the Company's Canadian operations and Canadian withholding taxes on dividends remitted by Carsen to Cantel in the United States. The effective tax rate on Canadian operations was 45.9% and 34.3% for fiscal 1997 and 1996, respectively. However, the consolidated effective tax rate is higher due to the fact that losses generated by the Company's combined United States operations cannot be used to offset income generated by the Canadian operations. In addition, income taxes for fiscal 1996 are net of a recovery of $182,000 of taxes related to the tax reassessment described in Note 6 to the Consolidated Financial Statements.

          No tax benefits have been recognized on the Company's United States operations as a result of the losses generated in fiscal 1997 and prior years.

Liquidity and Capital Resources

          At July 31, 1998, the Company's working capital was $12,980,000, compared with $11,106,000 at July 31, 1997. This increase primarily reflects increases in accounts receivable and insurance claim receivable and a decrease in income taxes payable, partially offset by an increase in accounts payable. Accounts receivable and accounts payable at July 31, 1998 reflect increased sales and related product purchases during the months of June and July 1998.

          Net cash used in operating activities was $1,027,000 for fiscal 1998, compared with net cash provided by operating activities of $1,623,000 and $2,133,000 for fiscal 1997 and 1996, respectively. In fiscal 1998, net cash used in operating activities was primarily due to increases in accounts receivable, inventories and other current assets, and a decrease in income taxes payable, partially offset by net income from operations after adjusting for depreciation and amortization and an increase in accounts payable and accrued expenses. In fiscal 1997, net cash provided by operating activities was primarily due to net income after adjusting for depreciation and amortization and increases in accounts payable and accrued expenses and income taxes payable, partially offset by increases in accounts receivable and inventories. In fiscal 1996, net cash provided by operating activities was primarily due to net income after adjusting for depreciation and amortization and a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses.

          Net cash used in investing activities was $666,000, $373,000 and $142,000 in fiscal 1998, 1997 and 1996, respectively, which was principally due to capital expenditures and, for fiscal 1998, the acquisition of Lutz Medical, as described in Note 3 to the Consolidated Financial Statements.

          Net cash provided by financing activities was $1,530,000 in fiscal 1998, compared with net cash used in financing activities of $1,276,000 and $2,108,000 in fiscal 1997 and 1996, respectively. These changes were principally due to the fluctuations in outstanding borrowings under the Company's revolving credit facilities and proceeds from the exercise of stock options and warrants.

          The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen and a $1,500,000 revolving credit facility for MediVators.

          Pursuant to the terms of the Carsen revolving credit facility, borrowings under such facility must be paid in full no later than December 31, 1999. Borrowings outstanding at July 31, 1998 and 1997 are in Canadian dollars and bear interest at rates ranging from the lender's Canadian prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At July 31, 1998, the lender's Canadian prime rate was 6.5% and Carsen's outstanding borrowings bear interest at a rate of .25% above such prime rate. Subsequent to July 31, 1998, the lender's prime rate increased to 7% and Carsen's outstanding borrowings bear interest at a rate of .25% above such prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of
 .25% per annum, with interest on borrowings payable monthly. There were $1,984,000 of borrowings outstanding under this facility at July 31, 1998.

          Pursuant to the terms of the MediVators' revolving credit facility, borrowings under such facility must be paid in full no later than August 31, 1999. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.5% at July 31, 1998. Subsequent to July 31, 1998, the lender's prime rate decreased to 8%. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. There were $986,000 of borrowings outstanding under this facility at July 31, 1998.

          Each of the credit facilities provide for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; require the subsidiary to meet certain financial covenants; are secured by substantially all assets of the subsidiary; and are guaranteed by Cantel.

          During fiscal 1998, the value of the Canadian dollar declined significantly compared to the value of the United States dollar. A further decrease in the value of the Canadian dollar against the United States dollar would adversely affect the Company because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such adverse currency fluctuations would also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars. Under the Carsen credit facility the Company's Canadian subsidiary has a $15,000,000 (U.S. dollars) foreign exchange hedging facility which is available to be used to minimize future adverse currency fluctuations as they relate to purchases of inventories.

          The Company's Canadian subsidiary had foreign exchange forward contracts at October 9, 1998 aggregating $7,334,000 (United States dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent the Canadian subsidiary's projected purchases of inventories through December 1998.

          The average exchange rate of the contracts open at October 9, 1998 was $1.5339 Canadian dollar per United States dollar, or $.6519 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on October 9, 1998 was $1.5420 Canadian dollar per United States dollar, or $.6485 United States dollar per Canadian dollar.

          The Company believes that its anticipated cash flow from operations and the funds available under the revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future based upon the current level of operations. At October 9, 1998, approximately $2,547,000 was available under the credit facilities.

          As of July 31, 1998, the Company had net operating loss carryforwards for United States income tax purposes ("NOLs") of approximately $16,500,000 which will expire through July 31, 2013. Of this amount, approximately $3,900,000 represents NOLs accumulated by MediVators prior to the MediVators merger, which may only be used against the future earnings of MediVators and are subject to annual limitations due to the ownership change.

          In addition, the Company and its Canadian subsidiary cannot file consolidated tax returns, for Canadian or United States income tax purposes. Therefore, neither net losses sustained by the Company in the United States nor the NOLs can be utilized to reduce Canadian federal or provincial income taxes payable by the Canadian subsidiary on its taxable income, nor can losses sustained by the Canadian subsidiary, if any, be used to offset taxable income earned by the Company in the United States. This has resulted in the payment of income taxes by the Company in Canada, notwithstanding net losses sustained, or NOL's utilized by, the Company in the United States.

          The Company has assessed the ability of its computerized information systems to process transactions relating to years 2000 and beyond. While certain modifications are required, the Company expects to achieve necessary modifications on a timely basis at a cost of approximately $50,000, the majority of which will be capital expenditures. There can be no assurance, however, that the systems of other companies on which the Company relies, including major suppliers and customers, will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an adverse impact on the Company's operations. Management has requested a complete year 2000 assessment from all of its major suppliers and customers, including Olympus, but has not yet received indications from all of these parties as to whether or not they are year 2000 compliant.

          Inflation has not significantly impacted the Company's operations.

          This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. All forward-looking statements involve risks and uncertainties, including, without limitation, acceptance and demand of new products, the impact of competitive products and pricing, the Company's ability to successfully integrate and operate acquired and merged businesses and the risks associated with such businesses, the ability of the Company's vendors and distributors to complete the necessary actions to achieve a year 2000 conversion for its computer systems and applications, and the risks detailed in the Company's filings and reports with the Securities and Exchange Commission. Such statements are only predictions, and actual events or results may differ materially from those projected.

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

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The current directors and executive officers of the Company are as follows:


Name                      Age             Position
----                      ---             --------
Charles M. Diker           63       Chairman of the Board and Director
Alan J. Hirschfield        63       Vice Chairman of the Board, Director and a
                                        member of the Compensation Committee
Robert L. Barbanell        68       Director and Chairman of the Audit Committee
Darwin C. Dornbush, Esq.   68       Secretary, Director and a member of both
                                        the Audit Committee and the Compensation
                                        Committee
Morris W. Offit            61       Director
James P. Reilly            58       President, Chief Executive Officer and
                                        Director
John W. Rowe, M.D.         54       Director
Bruce Slovin               62       Director and a member of the Audit Committee
Richard M. Rumble          40       President and Chief Executive Officer of
                                        MediVators
Craig A. Sheldon           36       Vice President and Controller
William J. Vella           42       President and Chief Operating Officer of
                                        Carsen


          Mr. Diker has served as Chairman of the Board of the Company since April 1986. He is a private investor and a non-managing principal of Weiss, Peck & Greer, an investment management company. Mr. Diker is also a director of AMF Bowling, Inc. (NYSE), an owner and operator of bowling centers and a manufacturer of bowling equipment, BeautiControl Cosmetics, Inc. (NASDAQ), a manufacturer of cosmetics marketed by direct sales, International Specialty Products (NYSE), a specialty chemical company, Data Broadcasting Corp. (NASDAQ), a communication services and technology company, and Chyron Corporation (NYSE), a supplier of graphics for the television industry.

          Mr. Hirschfield has served as Vice Chairman of the Board of the Company since January 1988. Since July 1992, he has served as Co-Chairman and Co-Chief Executive Officer of Data Broadcasting Corp. (NASDAQ), a communication services and technology company. Mr. Hirschfield is also a director of Chyron Corporation (NYSE), a supplier of graphics for the television industry.

          Mr. Barbanell has served as President of Robert L. Barbanell Associates, Inc., a financial consulting company, since July 1994. From September 1981 to June 1994, Mr. Barbanell was employed in various capacities by Bankers Trust New York Corporation, most recently as Managing Director of the European Merchant Bank of Bankers Trust International PLC. Mr. Barbanell is also Chairman of the Board and a director of Marine Drilling Companies, Inc. (NASDAQ), a drilling contractor, a director of Kaye Group Inc. (NASDAQ), an insurance brokerage and insurance underwriting company, and a director of Sentry Technology Corporation (AMEX), a security products company.

          Mr. Dornbush has served as Secretary of the Company since July 1990. He has been a partner in the law firm of Dornbush Mensch Mandelstam & Schaeffer, LLP, which has been general counsel to the Company, for more than the past five years. Mr. Dornbush is also a director of Benihana, Inc. (NASDAQ), a company which operates Japanese style restaurants.

          Mr. Offit has served as Chief Executive Officer of OFFITBANK, a limited purpose trust company chartered by the New York State Banking Department, since July 1990. Mr. Offit is a Trustee of Johns Hopkins University where he served as Chairman of the Board of Trustees from 1990 through 1996 and a former partner of Salomon Brothers, Inc. He serves as a director of Mercantile Bankshares Corp. (NASDAQ), a bank holding company, and Hasbro Inc. (AMEX), a toy manufacturer.

          Mr. Reilly has served as President and Chief Executive Officer of the Company since June 1989. Mr. Reilly is a certified public accountant.

          Dr. Rowe has served as President and Chief Executive Officer of Mount Sinai-NYU Medical Center & Health Systems since July 1998, President of the Mount Sinai Hospital from July 1988 to July 1998, and President of the Mount Sinai School of Medicine since July 1988, where he also serves as a Professor of Medicine and of Geriatrics. Prior to July 1988, Dr. Rowe was a Professor of Medicine and the founding Director of the Division on Aging at Harvard Medical School and Chief of Gerontology at Boston's Beth Israel Hospital. Dr. Rowe is also Director of the MacArthur Foundation Research Network on Successful Aging and a director of Global Pharmaceutical Corp. (NASDAQ), a manufacturer and marketer of generic prescription pharmaceuticals.

          Mr. Slovin has served as President and a director of MacAndrews & Forbes Holdings Inc. and Revlon Group, Inc., privately held industrial holding companies, since 1985. Mr. Slovin is also a director of Koala Healthcare, Inc. (NASDAQ), a health care services company, Meridian Sports Incorporated (NASDAQ), a watersports company, Infu-Tech, Inc. (NASDAQ), a home health care company, and M&F Worldwide Corp. (NYSE), a manufacturer of licorice extract and flavorings.

          Mr. Rumble has served as President and Chief Executive Officer of MediVators since August 1997. From September 1983 until July 1997, Mr. Rumble was employed by Minnesota Mining & Manufacturing, Inc., most recently as Business Unit Manager of the Sterilization Assurance Business Unit of 3M's Medical Surgical Market's Division.

          Mr. Sheldon has served as Vice President and Controller of the Company since November 1994. From November 1993 until October 1994, Mr. Sheldon was Vice President and Controller of Imaging Technologies, Inc., a private software development company. From January 1992 until October 1993, Mr. Sheldon was Corporate Accounting Manager of Toys "R" Us, Inc. From September 1984 until December 1991, Mr. Sheldon was employed as an audit manager by the accounting firm of Ernst & Young LLP. Mr. Sheldon is a certified public accountant.

          Mr. Vella has served as President and Chief Operating Officer of Carsen since December 1996, as Executive Vice President from January 1995 until November 1996, and prior thereto in various sales and sales management positions since October 1981.

Item 11.  EXECUTIVE COMPENSATION.

          The following table sets forth, for the fiscal years ended July 31, 1998, 1997 and 1996, compensation, including salary, bonuses, stock options and certain other compensation, paid by the Company to the Chief Executive Officer and to the other executive officers of the Company who received more than $100,000 in salary and bonus during fiscal year 1998:


                           Summary Compensation Table
                  ---------------------------------------------
                                                                     Long-Term
                                                                    Compensation
                                           Annual Compensation (1)   Awards (2)
                                           -----------------------  ------------
   Name and                                   Salary      Bonus       Options
Principal Position                 Year        ($)         ($)          (#)
----------------                   ----       ------      ------      -------
Charles M. Diker                   1998       125,000          0      51,000
  Chairman of the Company          1997       100,000          0      51,000
                                   1996        83,333          0       1,000

James P. Reilly                    1998       250,000     39,225       1,000
  President and Chief Executive    1997       250,000     12,600       1,000
  Officer of the Company           1996       250,000          0       1,000

Richard M. Rumble(3)               1998       125,000     25,000      25,000
  President and Chief Executive
  Officer of MediVators

Craig A. Sheldon                   1998        97,500     15,000       5,000
  Vice President and Controller    1997        88,125     10,000       5,000
    of the Company                 1996        80,625      9,000       5,000


William J. Vella(4)                1998       133,447      1,500      10,000
  President and Chief Operating    1997       122,060     10,150       6,000
    Officer of Carsen Group Inc.   1996       118,438      7,360      15,000


----------

(1) The Company did not pay or provide other forms of annual compensation (such as perquisites and other personal benefits) to the above-named executive officers having a value exceeding the lesser of $50,000 or 10% of the total annual salary and bonus reported for such officers.

(2) The Company has no long-term incentive compensation plan other than the 1991 Employee Stock Option Plan, the 1997 Employee Stock Option Plan, the MediVators 1991 Stock Option Plan, and the 1991 Directors' Stock Option Plan described herein and various individually granted options. The Company does not award stock appreciation rights, restricted stock awards or long-term incentive plan pay-outs.

(3) Mr. Rumble was employed by MediVators commencing in fiscal 1998. MediVators entered into a three-year employment agreement with Mr. Rumble that took effect on August 1, 1997. Mr. Rumble's employment provides for (i) a base salary of $125,000, subject to annual increases of no less than 5%, (ii) a discretionary bonus based upon factors including the performance of MediVators, with a guaranteed minimum bonus of $25,000 during the initial contract year; (iii) use of a Company owned or leased automobile; (iv) MediVators to maintain a life insurance policy on the life of Mr. Rumble in the face amount of $250,000, payable to his designated beneficiary; (v) the Company to grant Mr. Rumble an option to purchase 25,000 shares of Common Stock under the 1991 Employee Stock Option Plan; and (vi) Mr. Rumble to participate in all benefit plans applicable generally to executive officers of the Company.

(4) Mr. Vella was paid his salary and bonus in Canadian dollars. The dollar amounts above have been translated from Canadian dollars to U.S. dollars based upon an average exchange rate during the respective fiscal year.

Option Grants in Fiscal 1998

          The following stock option information is furnished for the fiscal year ended July 31, 1998 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock options granted during such fiscal year. Stock options were granted without tandem stock appreciation rights.


                              % of Total
                   Number of    Options                            Potential Realizable
                    Shares    Granted to                             Value at Assumed
                  Underlying   Employees   Exercise               Annual Rates of Stock
                   Options    During the   Price Per  Expiration    Price Appreciation
      Name         Granted    Fiscal Year  Share ($)     Date     for Option Term ($)(1)
      ----        ----------  -----------  ---------  ----------  ----------------------
                                                                      5%        10%
                                                                    ------    -------
Charles M. Diker   50,000 (2)    38.3         7.00     10/15/07     570,113    907,810
                    1,000 (3)     0.8         8.75      7/30/08      14,253     22,695

James P. Reilly     1,000 (3)     0.8         8.75      7/30/08      14,253     22,695

Richard M. Rumble  25,000 (4)    19.2         5.50      7/31/02     175,489    221,445

Craig A. Sheldon    5,000 (6)     3.8         6.50      2/17/03      41,479     52,342

William J. Vella    6,000 (5)     4.6         5.50      7/31/02      42,117     53,147
                    4,000 (6)     3.1         6.50      2/17/03      33,183     41,873


----------

(1) Represents the potential value of the options granted at assumed 5% and 10% rates of compounded annual stock price appreciation from the date of grant of such options.

(2) This option is a non-plan option and vests in three equal annual installments, the first on the date of grant. The exercise price per share of the option is the market value per share on the date of grant.

(3) These options were granted under the Company's 1991 Directors' Stock Option Plan. The exercise price per share of the options is the market value per share on the date of grant. The options are subject to vesting as follows:
     50% of the total shares covered by the options vest on the first anniversary of the date of grant and the remaining 50% vest on the second anniversary of such date of grant.

(4) This option was granted under the Company's 1991 Employee Stock Option Plan. The exercise price per share of the option is the market value per share on the date of grant. The option is subject to vesting as follows:
     33.3% of the total shares covered by the option vest on each of the first three anniversaries of the date of grant.

(5) This option was granted under the Company's 1991 Employee Stock Option Plan. The exercise price per share of the option is the market value per share on the date of grant. The option is subject to vesting as follows:
     25% of the total shares covered by the option vest on each of the first four anniversaries of the date of the grant.

(6) These options were granted under the Company's 1997 Employee Stock Option Plan. The exercise price per share of the options is the market value per share on the date of grant. The options are subject to vesting as follows:
     25% of the total shares covered by the options vest on each of the first four anniversaries of the date of the grant.

Aggregated Option Exercises in Fiscal 1998 and Fiscal Year-End Option Values

      The following information is furnished for the fiscal year ended July 31, 1998 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock option exercises during such fiscal year.



                                                    Number of Shares                   Value of
                                                 Underlying Unexercised         Unexercised in-the-Money
                     Shares                      Options at 7/31/98 (#)          Options at 7/31/98 ($)
                   Acquired on     Value        ----------------------------  ----------------------------
     Name          Exercise (#)  Realized ($)   Exercisable  Non-Exercisable  Exercisable  Non-Exercisable
     ----          ------------  -------------  -----------  ---------------  -----------  ---------------
Charles M. Diker           0             0        58,501        51,499          116,321       82,866

James P. Reilly            0             0       195,315         1,500        1,345,018        1,625

Richard M. Rumble          0             0         8,334        16,666           27,089       54,161

Craig A. Sheldon           0             0        15,000        15,000           52,344       33,281

William J. Vella       2,500        11,875        17,000        21,000           35,563       32,063


Stock Options

          An aggregate of 250,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1991 Employee Stock Option Plan (the "1991 Employee Plan"). Options granted under the 1991 Employee Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The 1991 Employee Plan is administered in all respects by a committee composed of at least two non-employee members of the Company's Board of Directors who are designated by the Board (the "Stock Option Committee"). The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the 1991 Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the 1991 Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of an employee who possesses more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Holder"), the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by the tendering or cashless exchange of shares of

Common Stock or of options to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the 1991 Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. All options outstanding at July 31, 1998, have a term of five years. At July 31, 1998, options to purchase 170,000 shares of Common Stock at prices between $4.25 and $8.75 per share were outstanding under the 1991 Employee Plan, and 30,875 shares were available for grant under the 1991 Employee Plan. No additional options will be granted under the 1991 Employee Plan.

          An aggregate of 200,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1997 Employee Stock Option Plan (the "1997 Employee Plan"). Options granted under the 1997 Employee Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Code. The 1997 Employee Plan is administered in all respects by the Stock Option Committee. The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the 1997 Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the 1997 Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of a 10% Holder, the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by the tendering or cashless exchange of shares of Common Stock or of options to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the 1997 Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. All options outstanding at July 31, 1998, have a term of five years. At July 31, 1998, options to purchase 32,500 shares of Common Stock at prices between $6.50 and $8.75 per share were outstanding under the 1997 Employee Plan, and 167,500 shares were available for grant under the 1997 Employee Plan.

          An aggregate of 200,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1991 Directors' Stock Option Plan (the "Directors' Plan"). Options granted under the Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The Directors' Plan provides for the automatic grant to each of the Company's directors of options to purchase 1,000 shares of Common Stock on the last business day of the Company's fiscal year. In addition, an option to purchase 500 shares of Common Stock is granted automatically on the last business day of each fiscal quarter to each director (exclusive of Messrs. Diker, Reilly and Dornbush and any other director who serves as an officer or employee of the Company) provided that the director attended any regularly scheduled meeting of the Board, if any, held during such quarter. Each such option grant is at an exercise price equal to the fair market value of the Common Stock on the date of grant and has a ten year term. Mr. Dornbush, who is both an officer and director of the Company (and who thereby does not receive said quarterly option grant), is granted a non-plan option to purchase 500 shares of Common Stock on the last business day of each fiscal quarter provided that Mr. Dornbush attended any regularly scheduled meeting of the Board, if any, held during such quarter. The fiscal year options are exercisable in two equal annual installments commencing on the first anniversary of the grant thereof and the quarterly options, including the non-plan options issued to Mr. Dornbush, are exercisable in full immediately. At July 31, 1998, options to purchase 141,000 shares of Common Stock at prices between $2.00 and $10.25 per share were outstanding under the Directors' Plan, and 9,000 shares were available for grant under the Directors' Plan. In addition, at July 31, 1998 Mr. Dornbush had non-plan options to purchase an aggregate of 4,000 shares of Common Stock at prices between $5.50 and $8.75 per share.

          The Company also has outstanding options granted by MediVators prior to the MediVators merger under the MediVators 1991 Stock Option Plan (the "MediVators Plan") which became fully exercisable as a result of the MediVators merger. At July 31, 1998, options to purchase 32,848 shares of Common Stock at prices between $6.08 and $8.27 per share were outstanding under the MediVators Plan. No additional options will be granted under the MediVators Plan.

          In June 1990, Mr. Reilly was granted a ten year non-plan option to purchase 139,815 shares of Common Stock at an exercise price of $1.75 per share. This option is exercisable in full. In addition, in July 1990, Mr. Reilly was granted a ten year non-plan option to purchase 50,000 shares at an exercise price of $1.875 per share. This option is exercisable in full.

          In December 1994, Mr. Barbanell was granted a five year non-plan option to purchase 25,000 shares of Common Stock at an exercise price of $3.75 per share. This option is currently exercisable in full and expires in December 1999.

          In October 1996, Mr. Diker was granted a ten year non-plan option to purchase 50,000 shares of Common Stock at an exercise price of $7.375 per share. This option is exercisable in three equal annual installments beginning October 1996. In addition, in October 1997, Mr. Diker was granted a ten year non-plan option to purchase 50,000 shares of Common Stock at an exercise price of $7.00 per share. This option is exercisable in three equal annual installments beginning October 1997.

          In October 1998, Dr. Rowe was granted a ten year non-plan option to purchase 10,000 shares of Common Stock at an exercise price of $8.00 per share. This option is exercisable in three equal annual installments beginning October 1998.

Report on Executive Compensation by the Compensation Committee of the Board of Directors and the Stock Option Committee

          The Compensation Committee of the Company's Board of Directors (the "Committee") is responsible for setting and administering the policies which govern annual executive compensation. The Committee is currently comprised of two members, both of whom are non-employee directors.

          Executive compensation for the fiscal year ended July 31, 1998 consisted of base salary plus an incentive bonus when earned. The policy of the Committee, in consultation with the Chairman and the Chief Executive Officer, is to provide compensation to the Chief Executive Officer and the Company's other executive officers reflecting the contribution of such executives to the Company's growth in sales and earnings, the implementation of strategic plans consistent with the Company's long-term objectives, and the enhancement of shareholder value.

          Mr. Reilly, the President and Chief Executive Officer of the Company, served the Company pursuant to a written employment agreement from June 1989 through June 1992 and was compensated pursuant to the express terms of such agreement. Although the agreement expired in accordance with its terms, the Committee has agreed to compensate Mr. Reilly at the same base salary and bonus formula as was in effect during the last year of the agreement.

          Long-term incentive compensation policy consists exclusively of the award of stock options under the Company's 1991 Employee Stock Option Plan and 1997 Employee Stock Option Plan and, in the case of officers who serve as directors of the Company, non-discretionary annual option grants of 1,000 shares under the Company's 1991 Directors' Stock Option Plan.

          The Stock Option Committee under the 1991 Employee Stock Option Plan and the 1997 Employee Stock Option Plan is responsible for the award of stock options. Two non-employee directors, Alan J. Hirschfield and Darwin C. Dornbush, currently serve on the Stock Option Committee, which administers the granting of options under the 1991 Employee Stock Option Plan and the 1997 Employee Stock Option Plan.

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

Item 12.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

Ownership of Securities

          The following table sets forth stock ownership information as of October 9, 1998 concerning (i) each director and persons nominated to become directors of Cantel, (ii) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known by Cantel to beneficially own more than five (5%) percent of the outstanding shares of Cantel's Common Stock, (iii) the Chief Executive Officer and the other executive officers named in the Summary Compensation Table above, and (iv) Cantel's executive officers and directors as a group:

                                                          Amount and
                                                           Nature of
   Name and Address                                       Beneficial      Percentage
   of Beneficial Owners       Position with the Company   Ownership (1)    of Class
   --------------------       -------------------------   -------------   ----------

   Charles M. Diker           Chairman of the Board and     856,967 (2)       19.2
   One New York Plaza         Director
   New York, New York

   Alan J. Hirschfield        Vice Chairman of the Board    221,333 (3)        5.0
   P.O. Box 7443              and Director
   Jackson, Wyoming

   Robert L. Barbanell        Director                       62,000 (4)        1.4

   Darwin C. Dornbush, Esq.   Secretary and Director         22,180 (5)         .5

   Morris W. Offit            Director                       54,000 (6)        1.2

   James P. Reilly            President and CEO and         221,648 (7)        4.9
                              Director

   John W. Rowe, M.D.         Director                        3,334 (8)         .1

   Bruce Slovin               Director                      160,500 (9)        3.6

   Richard M. Rumble          President and CEO of            8,334 (10)        .2
                              MediVators, Inc.

   Craig A. Sheldon           Vice President and             21,250 (11)        .5
                              Controller

   William J. Vella           President and COO of           38,635 (12)        .9
                              Carsen Group Inc.

   All officers and                                       1,670,181 (13)      34.5
   directors as a group
   of 11 persons


----------

(1) Unless otherwise noted, Cantel believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from October 9, 1998 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days from October 9, 1998 have been exercised.

(2) Includes 91,834 shares which Mr. Diker may acquire pursuant to stock options. Does not include an aggregate of 496,515 shares owned by (i) Mr. Diker's wife, (ii) certain trusts for the benefit of Mr. Diker's children,
     (iii) certain accounts with Weiss, Peck and Greer, an investment firm of which Mr. Diker is a non-managing principal, over which accounts Mr. Diker exercises investment discretion, (iv) the DicoGroup, Inc., a corporation of which Mr. Diker serves as Chairman of the Board, and (v) a non-profit corporation of which Mr. Diker and his wife are the principal officers and directors. Mr. Diker disclaims beneficial ownership as to all of the foregoing shares.

(3) Includes 25,000 shares which Mr. Hirschfield may acquire pursuant to stock options.

(4) Includes 37,000 shares which Mr. Barbanell may acquire pursuant to stock options. Does not include 2,500 shares owned by Mr. Barbanell's wife as to which Mr. Barbanell disclaims beneficial ownership.

(5) Includes 12,500 shares which Mr. Dornbush may acquire pursuant to stock options.

(6) Includes 22,000 shares which Mr. Offit may acquire pursuant to stock options.

(7) Includes 195,315 shares which Mr. Reilly may acquire pursuant to stock options.

(8)  Includes 3,334 shares which Dr. Rowe may acquire pursuant to stock options.

(9) Includes 25,500 shares which Mr. Slovin may acquire pursuant to stock options. Does not include an aggregate of 9,000 shares owned by (i) certain trusts for the benefit of Mr. Slovin's children and (ii) a charitable foundation established by Mr. Slovin. Mr. Slovin disclaims beneficial ownership as to all of the foregoing shares.

(10) Includes 8,334 shares which Mr. Rumble may acquire pursuant to stock options.

(11) Includes 21,250 shares which Mr. Sheldon may acquire pursuant to stock options.

(12) Includes 22,750 shares which Mr. Vella may acquire pursuant to stock options.

(13) Includes 464,817 shares which may be acquired pursuant to stock options.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

                                     PART IV

Item 14.  FINANCIAL STATEMENTS, FINANCIAL STATEMENT
          SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.

          (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

          1. Consolidated Financial Statements:

               (i) Report of Independent Auditors.

               (ii) Consolidated Balance Sheets as of July 31, 1998 and 1997.

               (iii) Consolidated Statements of Income for the years ended July 31, 1998, 1997 and 1996.

               (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended July 31, 1998, 1997 and 1996.

               (v) Consolidated Statements of Cash Flows for the years ended July 31, 1998, 1997 and 1996.

               (vi) Notes to Consolidated Financial Statements.

          2. Consolidated Financial Statement Schedules:

               (i) Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 1998, 1997 and 1996.

          All other financial statement schedules are omitted since they are not required, not applicable, or the information has been included in the Consolidated Financial Statements or Notes thereto.

          3. Exhibits:

          2(a) - Asset Purchase Agreement dated as of March 16, 1998 by and among Registrant, Chris Lutz Medical, Inc., Christopher C. Lutz and Bonolyn L. Lutz.

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

          3(h) - Certificate of Amendment of Certificate of Incorporation of Registrant filed on April 17, 1989. (Incorporated herein by reference to Exhibit 3(h) to Registrant's 1989 Annual Report on Form 10-K.)

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

          10(g) - Agreement between Carsen Group Inc. and Olympus America, Inc., dated April 1, 1994. (Incorporated by reference to Exhibit 10(g) to Registrant's 1994 Annual Report on Form 10-K.)

          10(h) - Loan Agreement dated as of October 29, 1993 among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated herein by reference to Exhibit 10(v) of Registrant's 1993 Annual Report on Form 10-K.)

          10(i) - Stock Option Agreement, dated as of December 15, 1994, between the Registrant and Robert L. Barbanell. (Incorporated herein by reference to Exhibit 10(m) of Registrant's 1995 Annual Report on Form 10-K [the "1995 10-K"].)

          10(j) - First Amendment to Loan Agreement, dated as of August 28, 1995, among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated herein by reference to Exhibit 10(n) of Registrant's 1995 10-K.)

          10(k) - Exclusive License Agreement by and between Mayo Foundation for Medical Education and Research (formerly Mayo Medical Resources) and MediVators regarding the OTT Disinfector dated April 1, 1986, together with the First Amendment thereto dated May 26, 1988 and the Second Amendment thereto dated as of January 1, 1990. (Incorporated herein by reference to Exhibit 10A to MediVators' Registration Statement on Form S-18, File No. 33- 41859C.)

          10(l) - MediVators' 1991 Stock Option and Compensation Plan as amended. (Incorporated by reference to Exhibit 10P to MediVators' Registration Statement on Form S-3, File No. 33-79764.)

          10(m) - Loan and Security Agreement dated as of May 27, 1996, among MediVators, Inc., Disposal Sciences, Inc. and National

Canada Finance Corp. (Incorporated by reference to Exhibit 10(s) of Registrant's 1996 Annual Report on Form 10-K [the "1996 10-K"].)

          10(n) - Stock Option Agreement, dated as of October 17, 1996 , between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(v) of Registrant's 1996 10-K.)

          10(o) - Registrant's 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10(s) of Registrant's 1997 Annual Report on Form 10-K [the "1997 10-K"].)

          10(p) - Form of Incentive Stock Option Agreement under Registrant's 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10(t) of the Registrant's 1997 10-K.)

          10(q) - Employment Agreement, dated as of July 11, 1997, between the Registrant and R.M. (Ric) Rumble. (Incorporated by reference to Exhibit 10(v) of Registrant's 1997 10-K.)

          10(r) - Second Loan Amending Agreement, dated as of April 19, 1996, among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(w) of Registrant's 1997 10-K.)

          10(s) - Third Loan Amending Agreement, dated as of March 7, 1997, among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(x) of Registrant's 1997 10-K.)

          10(t) - First Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc., dated as of August 26, 1997, among Registrant and Olympus America Inc. (Incorporated by reference to Exhibit 10(y) of Registrant's 1997 10-K.)

          10(u) - First Amendment to Loan and Security Agreement dated as of December 1, 1997, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada.

          10(v) - Second Amendment to Loan and Security Agreement dated as of July 1, 1998, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada.

          10(w) - Third Amendment to Loan and Security Agreement dated as of October 26, 1998, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada.

          10(x) - Stock Option Agreement, dated as of October 16, 1997, between the Registrant and Charles M. Diker.

          10(y) - Form of Non-Plan Stock Option Agreement between the Registrant and Darwin C. Dornbush.

          10(z) - Stock Option Agreement, dated as of October 5, 1998, between the Registrant and John W. Rowe.

          10(aa) - Non-Competition Agreement, dated as of March 16, 1998, between the Registrant, Christopher C. Lutz and Bonolyn L. Lutz.

          21 - Subsidiaries of Registrant.

          24 - Consent of Ernst & Young LLP.

          27(a) - Financial Data Schedule.

          27(b) - Financial Data Schedule.

          27(c) - Financial Data Schedule.

          (b) Reports on Form 8-K: None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CANTEL INDUSTRIES, INC.

Date:  October 28, 1998                 By: /s/ James P. Reilly
                                           -------------------------------
                                           James P. Reilly, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer
                                           and Principal Financial
                                           Officer)

                                        By: /s/ Craig A. Sheldon
                                           -------------------------------
                                           Craig A. Sheldon, Vice
                                           President and Controller
                                           (Chief Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker                     Date:  October 28, 1998
----------------------------
Charles M. Diker, a Director
and Chairman of the Board

/s/ James P. Reilly                      Date:  October 28, 1998
----------------------------
James P. Reilly, a Director
and President

/s/ Robert L. Barbanell                  Date:  October 28, 1998
----------------------------
Robert L. Barbanell, a Director

/s/ Darwin C. Dornbush                   Date:  October 28, 1998
----------------------------
Darwin C. Dornbush, a Director

/s/ Alan J. Hirschfield                  Date:  October 28, 1998
----------------------------
Alan J. Hirschfield, a Director

/s/ Morris W. Offit                      Date:  October 28, 1998
----------------------------
Morris W. Offit, a Director

/s/ John W. Rowe                         Date:  October 28, 1998
----------------------------
John W. Rowe, a Director

/s/ Bruce Slovin                         Date:  October 28, 1998
----------------------------
Bruce Slovin, a Director

                     C A N T E L  I N D U S T R I E S,  I N C.



                        CONSOLIDATED FINANCIAL STATEMENTS




                                  JULY 31, 1998

                                    CONTENTS


Report of Independent Auditors . . . . . . . . . . . . . . . . 1

Financial Statements

         Consolidated Balance Sheets . . . . . . . . . . . . . 2
         Consolidated Statements of Income . . . . . . . . . . 3
         Consolidated Statements of Changes
            in Stockholders' Equity  . . . . . . . . . . . . . 4
         Consolidated Statements of Cash Flows . . . . . . . . 5
         Notes to Consolidated Financial Statements  . . . . . 6


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Cantel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Cantel Industries, Inc. as of July 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Industries, Inc. at July 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /s/ ERNST & YOUNG LLP


Princeton, New Jersey
September 28, 1998

                             CANTEL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                (Dollar Amounts in Thousands, Except Share Data)


                                                              July 31,
                                                        1998            1997
                                                      -------------------------
Assets
Current assets:
  Cash                                                $   493         $   656
  Accounts receivable, net of allowance for
    doubtful accounts of $62 in 1998 and
    $82 in 1997                                         8,446           6,984
  Inventories                                           9,207           8,974
  Insurance claim receivable                              563               -
  Prepaid expenses and other current assets               465             395
                                                      --------        -------
Total current assets                                   19,174          17,009

Property and equipment, at cost:
  Furniture and equipment                               2,132           2,009
  Leasehold improvements                                  619             559
                                                      --------        -------
                                                        2,751           2,568
  Less accumulated depreciation and amortization       (1,910)         (1,801)
                                                          841             767
Intangible assets, net                                  1,823             202
Other assets                                              640             624
                                                      --------        -------
                                                      $22,478         $18,602
                                                      --------        -------
                                                      --------        -------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                    $ 4,148         $ 3,732
  Compensation payable                                    989             909
  Other accrued expenses                                  893             706
  Income taxes payable                                    164             556
                                                      --------        -------
Total current liabilities                               6,194           5,903

Long-term debt                                          3,004           1,594
Deferred income taxes                                      54              88

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                -               -
  Common Stock, par value $.10 per share;
    authorized 7,500,000 shares; issued and
    outstanding, 1998 - 4,367,201 shares;
    1997 - 4,166,322 shares                               437             417
  Additional capital                                   19,019          17,609
  Accumulated deficit                                  (3,957)         (5,652)
  Cumulative foreign currency translation
    adjustment                                         (2,273)         (1,357)
                                                      --------        --------
Total stockholders' equity                             13,226          11,017
                                                      --------        -------
                                                      $22,478         $18,602
                                                      --------        -------
                                                      --------        -------


See accompanying notes.

                             CANTEL INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)





                                                       Year Ended July 31,
                                                    1998      1997      1996
                                                  ---------------------------
Net sales:
  Product sales                                   $36,130   $30,988   $26,074
  Product service                                   3,879     3,999     3,718
                                                  -------   -------   -------
Total net sales                                    40,009    34,987    29,792
                                                  -------   -------   -------

Cost of sales:
  Product sales                                    24,251    20,801    17,058
  Product service                                   2,279     2,495     2,352
                                                  -------   -------   -------
Total cost of sales                                26,530    23,296    19,410
                                                  -------   -------   -------

Gross profit                                       13,479    11,691    10,382
                                                  -------   -------   -------

Expenses:
  Shipping and warehouse                              691       590       679
  Selling                                           4,939     4,401     4,353
  General and administrative                        3,790     3,440     3,274
  Research and development                            849       589       374
  Costs associated with the Merger                      -         -       486
                                                  -------   -------   -------
Total operating expenses                           10,269     9,020     9,166
                                                  -------   -------   -------

Income before interest expense
  and income taxes                                  3,210     2,671     1,216

Interest expense                                      179       143       258
                                                  -------   -------   -------

Income before income taxes                          3,031     2,528       958

Income taxes                                        1,336     1,432       536
                                                  -------   -------   -------

Net income                                        $ 1,695   $ 1,096   $   422
                                                  -------   -------   -------
                                                  -------   -------   -------
Earnings per common share:
  Basic                                           $  0.40   $  0.27   $  0.11
                                                  -------   -------   -------
                                                  -------   -------   -------
  Diluted                                         $  0.38   $  0.25   $  0.10
                                                  -------   -------   -------
                                                  -------   -------   -------

See accompanying notes.

                             CANTEL INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                (Dollar Amounts in Thousands, Except Share Data)

                    Years Ended July 31, 1998, 1997 and 1996




                                                                                     Cumulative
                                                                                       Foreign        Total
                                    Common Stock                                      Currency        Stock-
                               Number of                 Additional    Accumulated   Translation     holders'
                                Shares        Amount       Capital       Deficit      Adjustment      Equity
                             ----------    ----------    ----------    ----------     ----------    ----------

Balance, July 31, 1995 ..    3,765,353    $      377    $   16,428   $   (7,170)   $   (1,261)   $    8,374

 Exercise of options ....      122,985            12           653                                      665
 Dividends on MediVators
  stock before the Merger          357                                                                   --
 Compensation expense ...                                       7                                         7
 Translation adjustment .                                                                 (67)          (67)
 Net income .............                                                   422                         422
                             ----------    ----------    ----------   ----------    ----------    ----------
Balance, July 31, 1996 ..    3,888,695           389        17,088       (6,748)       (1,328)        9,401

 Exercise of options
  and warrants ..........      277,627            28           521                                      549
 Translation adjustment .                                                                 (29)          (29)
 Net income .............                                                 1,096                       1,096
                             ----------    ----------    ----------   ----------    ----------    ----------
Balance, July 31, 1997 ..    4,166,322           417        17,609       (5,652)       (1,357)       11,017

 Exercise of options ....       20,189             2           118                                      120
 Acquisition of
  Lutz Medical ..........      180,690            18         1,292                                    1,310
 Translation adjustment .                                                                (916)         (916)
 Net income .............                                                 1,695                       1,695
                             ----------    ----------    ----------   ----------    ----------    ----------
Balance, July 31, 1998 ..    4,367,201    $      437    $   19,019   $   (3,957)   $   (2,273)   $   13,226
                             ----------    ----------    ----------   ----------    ----------    ----------
                             ----------    ----------    ----------   ----------    ----------    ----------


See accompanying notes.

                             CANTEL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar Amounts in Thousands)


                                                        Year Ended July 31,
                                                    1998      1997      1996
                                                  ---------------------------
Cash flows from operating activities
Net income                                         $1,695    $1,096   $  422
Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization                     332       295      367
    Deferred income taxes                             (28)       (9)       7
    Imputed interest                                    -         -        5
    Changes in assets and liabilities:
      Accounts receivable                          (1,928)   (1,716)   3,124
      Inventories                                    (794)     (778)     260
      Other current assets                           (682)      (87)      39
      Accounts payable and accrued expenses           740     2,347   (1,808)
      Income taxes payable                           (362)      475     (283)
                                                   -------   -------  -------
Net cash (used in) provided by operating
  activities                                       (1,027)    1,623    2,133
                                                   -------   -------  ------


Cash flows from investing activities
Capital expenditures                                 (374)     (296)     (60)
Acquisition of Lutz Medical                          (315)        -        -
Other, net                                             23       (77)     (82)
                                                   -------   -------  -------
Net cash used in investing activities                (666)     (373)    (142)
                                                   -------   -------  -------

Cash flows from financing activities
Net borrowings (repayments) under
  credit facilities                                 1,417    (1,866)  (2,668)
Capital lease obligations                              (7)       41        -
Deferred compensation payments                         -          -     (105)
Proceeds from exercise of stock options
  and warrants                                        120       549      665
                                                   -------   -------  ------
Net cash provided by (used in) financing
  activities                                        1,530    (1,276)  (2,108)
                                                   -------   -------  -------


Decrease in cash                                     (163)      (26)    (117)
Cash at beginning of year                             656       682      799
                                                   -------   -------  ------
Cash at end of year                                $  493    $  656   $  682
                                                   -------   -------  ------
                                                   -------   -------  ------


See accompanying notes.

                             CANTEL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years Ended July 31, 1998, 1997 and 1996



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

Revenue Recognition

Revenue on product sales is generally recognized as products are shipped to customers, net of provisions for sales allowances, warranties and similar items. Revenue on service sales is recognized when repairs are completed and the products are shipped to customers.

Translation of Foreign Currency Financial Statements

Assets and liabilities of Carsen are translated into United States dollars at year-end exchange rates; sales and expenses are translated using average exchange rates during the year. The cumulative effect of the translation of Carsen's financial statements is presented as a separate component of stockholders' equity. Foreign exchange gains and losses related to the purchase of inventories are included in cost of sales.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Insurance Claim Receivable

Insurance claim receivable represents the net book value of inventories damaged during a warehouse break-in at Carsen, for which Carsen anticipates full recovery from its insurance companies.

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization are provided on either the straight-line method or, for certain furniture and equipment, the declining balance method, over the estimated useful lives of the assets which generally range from 3-7 years for furniture and equipment and the life of the lease for leasehold improvements.

Other assets

Inventories of sales samples which have not turned over within one year and medical loaners available for customers are included in other assets and are carried at the lower of cost or net realizable value.

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

Income Taxes

The Company accounts for income taxes by the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS
No. 109").

No income taxes have been provided on the undistributed earnings ($12,360,000 at July 31, 1998) of Carsen since the Company does not intend to repatriate such earnings unless no additional United States taxes would result upon such repatriation.

Intangible Assets

In connection with the acquisition of Chris Lutz Medical, Inc. ("Lutz Medical") during fiscal 1998, Cantel acquired intangible assets consisting primarily of customer lists, intellectual property, a non-compete agreement and goodwill. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years.

Goodwill with respect to Carsen of approximately $70,000 is not being amortized since, in the opinion of management, there has been no diminution of value since acquisition prior to 1970.

The carrying value of the Company's intangible assets is reviewed if the facts and circumstances suggest that they may be permanently impaired. Such review is based upon the undiscounted expected future operating profit derived from such businesses. In the event such result is less than the carrying value of the intangible assets, the carrying value of the intangible assets is reduced to an amount that reflects the expected future benefit.

Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the year.

Diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the year plus the dilutive effect of options and warrants using the treasury stock method and the average market price for the year.

Earnings per common share for fiscal 1997 and fiscal 1996 have been restated in accordance with SFAS No. 128 "Earnings Per Share", which standard has been adopted by the Company effective January 1, 1998 and requires the presentation of basic and diluted earnings per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain items in the fiscal 1997 and 1996 financial statements have been reclassified from statements previously presented to conform to the presentation of the fiscal 1998 financial statements.

Recent Accounting Pronouncements

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This statement must be adopted by the Company in the first quarter of fiscal 1999. Under provisions of this statement, the Company will be required to reflect comprehensive income and its components to conform to these new requirements. As a consequence of this change, certain reclassifications will be necessary to previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this disclosure standard will not affect financial position or results of operations.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued, which is effective for fiscal years beginning after December 15, 1997. This statement may require a change in the way the Company's segments are presently reported; however, the extent of the change, if any, has not been determined.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities",was issued, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of hedging activities, management does not anticipate that the adoption of this statement will have a significant effect on the financial position or results of operations of the Company.

3.  Acquisitions

On March 15, 1996, the Company consummated a merger transaction with MediVators, a Minnesota corporation, pursuant to an Agreement and Plan of Merger under which MediVators became a wholly-owned subsidiary of the Company, and the stockholders of MediVators received approximately 997,000 shares of Cantel Common Stock (the "Merger").

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

On March 16, 1998, the Company acquired substantially all of the assets and business of Lutz Medical for a combination of 180,690 shares of Cantel Common Stock, $315,000 of cash and the assumption of certain liabilities. The transaction has been treated as a purchase for accounting purposes. The assets acquired and assumed liabilities were as follow: current assets $260,000; fixed assets $12,000; goodwill $703,000; other intangible assets $985,000; and current liabilities $335,000. The operating results of Lutz Medical have been included in the Company's financial statements since the date of acquisition. Pro forma consolidated results of operations for fiscal 1998, assuming the Lutz Medical acquisition had occurred on August 1, 1997, would not have been significantly different from actual results; therefore, such pro forma information has not been presented.

Lutz Medical was a private company which designed, manufactured and marketed infection control equipment and supplies used for disinfecting flexible endoscopes.

4.  Inventories

A summary of inventories is as follows:

                                               July 31,
                                         1998            1997
                                      -------------------------
                  Parts               $2,407,000     $2,516,000
                  Work-in-process        341,000        247,000
                  Finished Goods       6,459,000      6,211,000
                                      -------------------------
                  Total               $9,207,000     $8,974,000
                                      -------------------------
                                      -------------------------

5.  Financing Arrangements

The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen, and a $1,500,000 revolving credit facility for MediVators.

Pursuant to the terms of the Carsen revolving credit facility, borrowings under such facility must be paid in full no later than December 31, 1999. Borrowings outstanding at July 31, 1998 and 1997 are in Canadian dollars and bear interest at rates ranging from the lender's Canadian prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At July 31, 1998, the lender's Canadian prime rate was 6.5% and Carsen's outstanding borrowings bear interest at a rate of .25% above such prime rate. Subsequent to July 31, 1998, the lender's prime rate increased to 7% and Carsen's outstanding borrowings bear interest at a rate of .25% above such prime rate. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .25% per annum, with interest on borrowings payable monthly. There were $1,984,000 and $798,000 of borrowings outstanding under this facility at July 31, 1998 and 1997, respectively.

Pursuant to the terms of the MediVators' revolving credit facility, borrowings under such facility must be paid in full no later than August 31, 1999. Borrowings bear interest at 1.5% above the lender's United States prime rate. The lender's prime rate was 8.5% at July 31, 1998. Subsequent to July 31, 1998, the lender's prime rate decreased to 8%. A commitment fee on the unused portion of this facility is payable in arrears at a rate of .5% per annum, with interest on borrowings payable monthly. There were $986,000 and $755,000 of borrowings outstanding under this facility at July 31, 1998 and 1997, respectively.

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

Deferred income taxes recorded in the consolidated balance sheets at July 31, 1998 and 1997 include deferred tax assets related to net operating loss carryforwards ("NOLs") of $5,610,000 and $5,559,000, respectively, which have been fully offset by valuation allowances, and deferred tax liabilities related to the use of accelerated methods of depreciation for income tax purposes of $54,000 and $88,000, respectively. The valuation allowances have been established equal to the full amount of the deferred tax assets, as the Company was not assured at July 31, 1998 and 1997 that it was more likely than not that a benefit will be realized.

For financial statement and domestic tax reporting purposes, the Company has NOLs of approximately $16,500,000 at July 31, 1998, which expire through July 31, 2013. Of this amount, approximately $3,900,000 represents NOLs accumulated by MediVators prior to the Merger, which may only be used against the future earnings of MediVators and are subject to annual limitations due to the ownership change. The NOLs presented are based upon the tax returns as filed and are subject to examination by the Internal Revenue Service.

The provision (benefit) for income taxes consists of the following:

                                            Year Ended July 31,
                        1998                       1997                         1996
           -----------------------------------------------------------------------------------
               Current       Deferred     Current          Deferred      Current     Deferred
           -----------------------------------------------------------------------------------
United
States       $    5,000    $       -     $    7,000       $     -      $ 27,000    $      -

Canada        1,359,000      (28,000)     1,434,000        (9,000)      502,000       7,000
           -----------------------------------------------------------------------------------

Total       $1,364,000     $ (28,000)    $1,441,000       $(9,000)     $529,000    $  7,000
           -----------------------------------------------------------------------------------
           -----------------------------------------------------------------------------------

The components of income (loss) before income taxes are as follows:

                                Year Ended July 31,
                     1998             1997               1996
                 -----------------------------------------------
United States    $   79,000       $ (576,000)         $ (525,000)
Canada            2,952,000        3,104,000           1,483,000
                 -----------------------------------------------
Total            $3,031,000       $2,528,000          $  958,000
                 -----------------------------------------------
                 -----------------------------------------------

The effective tax rate differs from the United States statutory tax rate (34%) due to the following:

                                               Year Ended July 31,
                                         1998         1997           1996
                                     --------------------------------------
Expected statutory tax expense       $1,031,000   $  860,000      $ 326,000
Canadian dividend withholding taxes           -        3,000         22,000
Canadian tax settlement                       -            -       (182,000)
Differential attributable to
  Canadian operations                   327,000      370,000        187,000
Utilization of NOLs                     (27,000)           -              -
Benefit not recognized on
  domestic operating losses                   -      196,000        178,000
State and local taxes                     5,000        3,000          5,000
                                     --------------------------------------
Total                                $1,336,000   $1,432,000      $ 536,000
                                     --------------------------------------
                                     --------------------------------------

7.  Commitments and Contingencies

Distribution Agreements

    Olympus Agreement

The majority of Carsen's sales of medical, scientific and consumer products have been made pursuant to an agreement (the "Olympus Agreement") with Olympus America, Inc. ("Olympus") under which Olympus has granted Carsen the exclusive right to distribute the covered Olympus products in Canada. All products sold by Carsen pursuant to the agreement bear the "Olympus" trademark. The Olympus Agreement expires on March 31, 2001.

During the term of the Olympus Agreement, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreement.

The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of medical equipment, precision instruments, industrial technology equipment and consumer products. The aggregate annual minimum purchase obligations for all such products (excluding digital camera products) are approximately $15.5 million, $17.3 million and $19.4 million during the contract years ending March 31, 1999, 2000 and 2001 respectively.

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

    MediVators Agreement

MediVators has a three year agreement with Olympus (the "MediVators Agreement") which expires on April 30, 1999, under which Olympus was granted the exclusive right to distribute certain endoscope disinfection equipment and related accessories in the United States, Central and South America, the Caribbean, and the West Indies (excluding Bermuda). All products sold by Olympus pursuant to this agreement bear both the "Olympus" and "MediVators" trademarks.

This agreement imposes minimum purchase obligations on Olympus. Failure to achieve the minimum purchase requirement in any contract year would give MediVators the right to terminate the agreement.

Sales to Olympus are recognized on a bill and hold basis based upon the receipt of a written purchase order from Olympus, the completion date specified in the order, the actual completion of the manufacturing process and the invoicing of goods. At July 31, 1998 and 1997, accounts receivable included bill and hold receivables of approximately $904,000 and $401,000, respectively.

License Agreement

MediVators is a party to an exclusive worldwide license agreement with the Mayo Foundation for Medical Education and Research (the "Mayo Foundation") which grants MediVators a license to manufacture and sell certain related patented equipment known as the OTT Disinfector for flexible endoscopes ("OTT Disinfector") and to use certain related proprietary know-how of the Mayo Foundation (the "License Agreement"). The License Agreement expires December 31, 2005. Under the License Agreement, MediVators paid a royalty through December 1997 equal to five percent (5%) of the net revenues received by MediVators from sales of its disinfectors. The MediVators DSD-91 disinfector does not utilize the patented technology of the OTT disinfector. Although MediVators no longer sells the OTT Disinfector, it is currently negotiating with the Mayo Foundation with respect to the payment of a nominal amount in exchange for technical assistance by the Mayo Foundation in the continuing development of new products.

Foreign Exchange Contracts

The Company's Canadian subsidiary enters into foreign exchange forward contracts to purchase United States dollars to hedge against currency fluctuations affecting purchases of inventory. There were no commitments for such forward contracts outstanding at July 31, 1998.


Lease Obligations

Aggregate future minimum rental commitments at July 31, 1998 under operating leases for property and equipment are as follows:


             Year Ending July 31,
                  1999                         $  420,000
                  2000                            368,000
                  2001                            207,000
                  2002                             32,000
                  2003                              5,000
                  Thereafter                            -
                                               ----------
                  Total rental commitments     $1,032,000
                                               ----------
                                               ----------

Rent expense aggregated $459,000, $329,000 and $237,000 for fiscal 1998, 1997 and 1996, respectively.

Litigation

In November 1995, the Company was one of over 100 named defendants in the lawsuit titled "Caldwell Trucking PRP Group v.
ADT Automotive, Inc., including Cantel Industries, Inc." (Civ.
No. 95-1690 [WGB]) brought by nine companies which settled a

Comprehensive Environmental Response Compensation and Liability Act claim by the United States Government and the State of New Jersey for contribution to the remediation costs of an alleged hazardous waste site in New Jersey. This lawsuit is currently pending in the United States District Court for the District of New Jersey. The complaint, which relates to alleged septic and/or industrial waste disposed of prior to 1984, seeks total past and future remediation costs from the named defendants and prior settling companies estimated at approximately $26 million, as amended. Management of the Company believes that Cantel was not engaged in the production, transportation or dumping of industrial waste at any time. During October 1998, the Company concluded an alternative dispute resolution process and agreed to a settlement of this lawsuit with plaintiff in the amount of $64,000, the majority of which will be covered by insurance.

In January 1998, a legal proceeding was commenced against MediVators titled "Thomas Nyland, F/K/A Thomas Cecchi v. MediVators, Inc." in Minnesota state court. The plaintiff, a former sales representative of MediVators, alleges an unspecified amount due for lost commissions, breach of contract, and other ancillary claims. The Company has formally responded to this lawsuit and has denied all of plaintiff's claims. Currently, both parties are conducting discovery and no trial date has been set. Management believes that the claims alleged in the lawsuit are unmeritorious and intends to vigorously defend itself in this action, and that the claims will not have a material adverse effect on the Company.

8.  Stockholders' Equity

The Company's 1991 Employee Stock Option Plan provides for the granting of options to employees to purchase up to 250,000 shares of the Company's Common Stock through January 2, 2001. Options under this plan are granted at no less than 100% of the market price at the time of the grant, typically become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. At July 31, 1998, 30,875 shares were available for grant under this plan. No additional options will be granted under the 1991 Employee Option Plan.

The Company's 1997 Employee Stock Option Plan provides for the granting of options to employees to purchase up to 200,000 shares of the Company's Common Stock through October 15, 2007. Options under this plan are granted at no less than 100% of the market price at the time of the grant, typically become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. At July 31, 1998, 167,500 shares were available for grant under this plan.

The Company's 1991 Directors' Stock Option Plan provides for the granting of options to directors to purchase up to 200,000 shares of its Common Stock. Options under this plan may be granted to directors only. Under the plan, options to purchase 1,000 shares are granted annually on the last business day of the Company's fiscal year to each member of the Company's Board of Directors. The annual options are exercisable, as to 50% of the number of shares, on the first anniversary of the grant of such options and are exercisable for the balance of such shares on the second anniversary of the grant of such options. On a quarterly basis, options to purchase 500 shares are granted to each member of the Company's Board, except for employees of the Company, in attendance at that quarter's Board of Directors meeting. The quarterly options are exercisable immediately. The exercise price of each option is the fair market value on the date the option is granted, and the options expire ten years from the date of the grant. At July 31, 1998, 9,000 shares were available for grant under this plan.

The Company also has outstanding non-plan options which have been granted at the market price at the time of grant, are fully exercisable and expire up to a maximum of ten years from the date of grant, and options granted by MediVators prior to the Merger under the MediVators 1991 Stock Option Plan which became fully exercisable as the result of the Merger. No additional options will be granted under the MediVators Stock Option Plan.

In accordance with the provisions of SFAS No. 123, the Company has elected to follow APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and diluted earnings per share would have been $1,339,000 and $0.30, respectively, for fiscal 1998, $847,000 and $0.19, respectively, for fiscal 1997 and $316,000 and $0.07, respectively, for fiscal 1996. The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions: expected dividend yield of 0%; expected stock price volatility ranging from .31 to .46; risk-free interest rate at date of grant ranging from 5.18% to 6.59%; and expected weighted average option lives of 4-10 years. The weighted average fair value of options granted was $3.47 and $3.90 per share for fiscal 1998 and 1997, respectively.

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

A summary of stock option activity follows:

                                        Weighted        Weighted
                                         Number          Average
                                       of Shares     Exercise Price
                                       ---------     --------------
     Outstanding at July 31, 1995       612,717          $4.12
       Granted                           96,000           8.32
       Canceled                         (11,500)          4.18
       Exercised                       (124,533)          5.47
                                       ---------
     Outstanding at July 31, 1996       572,684           4.53
       Granted                          139,000           6.69
       Canceled                         (59,525)          8.09
       Exercised                        (38,463)          4.94
                                       ---------
     Outstanding at July 31, 1997       613,696           4.77
       Granted                          148,500           6.81
       Canceled                         (45,191)          6.65
       Exercised                        (21,842)          6.07
                                       ---------
     Outstanding at July 31, 1998       695,163          $5.03
                                       ---------
                                       ---------

     Exercisable at July 31, 1996       467,934          $3.87
                                       ---------
                                       ---------
     Exercisable at July 31, 1997       462,363          $3.93
                                       ---------
                                       ---------
     Exercisable at July 31, 1998       496,498          $4.20
                                       ---------
                                       ---------

The following table summarizes additional information related to stock options outstanding at July 31, 1998:


                                Options Outstanding                Options Exercisable
                     ---------------------------------------  ---------------------------
                                       Weighted
                                       Average
                                      Remaining     Weighted                     Weighted
                         Number      Contractual    Average        Number        Average
   Range of           Outstanding        Life       Exercise     Exercisable     Exercise
   Exercise prices  at July 31, 1998   (Months)      Price    at July 31, 1998     Price
   ---------------  ----------------  -----------   --------  -----------------  -------
   $1.75  - $4.00       274,315          21          $2.17         274,315        $2.17
   $4.25  - $6.8125     162,550          58          $5.59         104,384        $5.46
   $7.00  - $10.25      258,298          71          $7.72         117,799        $7.83
                        -------                                    -------
   $1.75  - $10.25      695,163          48          $5.03         496,498        $4.20
                        -------                                    -------
                        -------                                    -------

There were an aggregate of 74,739 warrants outstanding to purchase shares of Common Stock at both July 31, 1998 and 1997 at prices ranging from $9.80 to $19.45 per share.

9.  Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                        Year Ended July 31,
                                         -----------------------------------------------
                                            1998                1997             1996
                                         ----------          ----------       ----------
   Numerator for basic
     and diluted earnings
     per share:
     Net income                           $1,695,000         $1,096,000      $  422,000


   Denominator for basic
     and diluted earnings
     per share:
     Denominator for basic
       earnings per share -
       weighted average number
       of shares outstanding               4,240,023          4,073,304        3,789,777

     Dilutive effect of options
       and warrants using the
       treasury stock method and
       the average market price
       for the year                          243,862            280,903          518,802
                                          ----------         ----------       ----------
     Denominator for diluted
       earnings per share -
       weighted average number
       of shares and common
       stock equivalents                   4,483,885          4,354,207        4,308,579
                                          ----------         ----------       ----------
                                          ----------         ----------       ----------

   Basic earnings per share                   $ 0.40             $ 0.27           $ 0.11
                                          ----------         ----------       ----------
                                          ----------         ----------       ----------

   Diluted earnings per share                 $ 0.38             $ 0.25           $ 0.10
                                          ----------         ----------       ----------
                                          ----------         ----------       ----------


10. Retirement Plans

The Company has a 401(k) Savings and Retirement Plan (which commenced during fiscal 1998) for the benefit of eligible United States employees. Contributions by the Company are both discretionary and non-discretionary and are limited in any year to the amount allowable by the Internal Revenue Service.

Carsen has a profit-sharing plan for the benefit of eligible employees. Contributions by Carsen are discretionary and aggregate contributions are limited in any year to the amount allowable as a deduction in computing taxable income.

Aggregate contributions under these plans were $90,000, $47,000 and $26,000 for fiscal 1998, 1997 and 1996, respectively.

11. Supplemental Income Statement and Cash Flow Information

Advertising costs charged to expenses were $357,000, $257,000 and $295,000 for fiscal 1998, 1997 and 1996, respectively.

Interest paid was $189,000, $140,000 and $362,000 for fiscal 1998, 1997 and
1996, respectively.

Federal, state and foreign income tax payments were $1,798,000, $1,080,000 and $784,000 for fiscal 1998, 1997 and 1996, respectively.

During fiscal 1998, 180,690 shares of Common Stock valued at $1,310,000 were issued as part of the consideration paid for the Lutz Medical acquisition.

12. Information as to Operations in Different Industries and
Foreign and Domestic Operations

Cantel is a healthcare company concentrating in infection prevention and control products and diagnostic equipment. Through its United States subsidiary, Cantel serves customers worldwide by designing, developing, manufacturing, marketing and distributing innovative products for the infection prevention and control industry. Through its Canadian subsidiary, Cantel markets and distributes medical equipment (including flexible and rigid endoscopes), precision instruments, (including microscopes) and industrial equipment (including remote visual inspection devices). In addition, its Canadian subsidiary distributes a full range of photographic equipment and supplies. Cantel's subsidiaries also provide servicing of their products.

The medical and infection control and scientific products distributed by the Company consist of medical equipment, including flexible and rigid endoscopes, endoscope disinfection equipment, surgical equipment and related accessories that are sold to hospitals; precision instruments, including microscopes and related accessories that are sold to educational institutions, hospitals and government and industrial laboratories; and industrial technology equipment, including borescopes, fiberscopes and video image scopes that are sold primarily to large industrial companies.

The consumer products distributed by the Company consist of photographic and optical equipment, including 35 mm., APS (advanced photo systems) and digital cameras, binoculars, hand-held dictation equipment and related accessories. The consumer products are distributed mostly to independent retailers, cooperative buying groups, large retail store chains and major department stores.

(a) Information as to operations in different industries is summarized below:


                                                     Year Ended July 31,
                                            1998             1997            1996
                                      ------------------------------------------------
Net sales:
  Medical and infection control
    and scientific products:
    Medical and infection
      control products                   $20,325,000     $19,771,000    $16,221,000
    Scientific products                    5,957,000       5,786,000      5,693,000
    Product service                        3,879,000       3,999,000      3,718,000
  Consumer products                        9,848,000       5,431,000      4,160,000
                                      ------------------------------------------------
Total                                    $40,009,000     $34,987,000    $29,792,000
                                      ------------------------------------------------
                                      ------------------------------------------------

Operating income (loss):
  Medical and infection control
    and scientific products:
    Medical and infection
      control products                   $ 2,681,000     $ 2,626,000    $ 2,292,000
    Scientific products                      317,000         (22,000)      (119,000)
    Product service                        1,173,000       1,174,000      1,102,000
  Consumer products                          106,000         (12,000)      (560,000)
                                      ------------------------------------------------
                                           4,277,000       3,766,000      2,715,000

General corporate expenses                (1,067,000)     (1,095,000)    (1,013,000)
Costs associated with the
  Merger                                           -               -       (486,000)
Interest expense                            (179,000)       (143,000)      (258,000)

Income before income taxes               $ 3,031,000     $ 2,528,000    $   958,000
                                      ------------------------------------------------
                                      ------------------------------------------------


                                                   Year Ended July 31,
                                          1998            1997            1996
                                      ------------------------------------------
Identifiable assets:
  Medical and infection control
    and scientific products:
    Medical and infection
      control products                $12,512,000     $10,226,000    $ 7,992,000
    Scientific products                 4,154,000       3,774,000      3,798,000
    Product service                     1,458,000       1,432,000      1,176,000
  Consumer products                     3,610,000       2,300,000      2,129,000
  General corporate                       744,000         870,000        903,000
                                      ------------------------------------------
Total                                 $22,478,000     $18,602,000    $15,998,000
                                      ------------------------------------------
                                      ------------------------------------------

Capital expenditures:
  Medical and infection control
    and scientific products:
    Medical and infection
      control products                $   172,000     $   258,000    $    36,000
    Scientific products                    82,000          13,000          7,000
    Product service                        34,000          10,000          5,000
  Consumer products                        85,000          14,000          5,000
  General corporate                         1,000           1,000          7,000
                                      ------------------------------------------
Total                                 $   374,000     $   296,000    $    60,000
                                      ------------------------------------------
                                      ------------------------------------------

Depreciation and amortization:
  Medical and infection control
    and scientific products:
    Medical and infection
      control products                $   197,000     $   146,000    $   175,000
    Scientific products                    58,000         100,000        143,000
    Product service                        20,000          18,000         21,000
  Consumer products                        52,000          25,000         23,000
  General corporate                         5,000           6,000          5,000
                                      ------------------------------------------
Total                                 $   332,000     $   295,000    $   367,000
                                      ------------------------------------------
                                      ------------------------------------------


(b) Information as to geographic areas is summarized below:



                                               Year Ended July 31,
                                       1998           1997            1996
                                   ------------------------------------------
Net sales:
   United States                   $ 8,106,000     $ 5,703,000    $ 4,646,000
   Canada                           31,903,000      29,284,000     25,146,000
                                   ------------------------------------------
Total                              $40,009,000     $34,987,000    $29,792,000
                                   ------------------------------------------
                                   ------------------------------------------

Operating income:
   United States                   $   768,000     $   117,000    $   368,000
   Canada                            3,509,000       3,649,000      2,347,000
                                   ------------------------------------------
Total                              $ 4,277,000     $ 3,766,000    $ 2,715,000
                                   ------------------------------------------
                                   ------------------------------------------

Total assets:
   United States                   $ 6,143,000     $ 3,651,000    $ 3,180,000
   Canada                           16,335,000      14,951,000     12,818,000
                                   ------------------------------------------
Total                              $22,478,000     $18,602,000    $15,998,000
                                   ------------------------------------------
                                   ------------------------------------------



                             CANTEL INDUSTRIES, INC.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


     Column A                    Column B          Column C           Column D          Column E
--------------------------------------------------------------------------------------------------

                                Balance at                                              Balance
                                Beginning                                               at End
                                of Period          Additions          Deductions        of Period
                                ------------------------------------------------------------------
Allowance for
doubtful accounts:

  Year ended
  July 31, 1998                  $ 82,000          $ 42,000           $ 62,000         $ 62,000
                                ------------------------------------------------------------------
                                ------------------------------------------------------------------

  Year ended
  July 31, 1997                  $132,000          $  4,000           $ 54,000         $ 82,000
                                ------------------------------------------------------------------
                                ------------------------------------------------------------------

  Year ended
  July 31, 1996                  $138,000          $ 34,000           $ 40,000         $132,000
                                ------------------------------------------------------------------
                                ------------------------------------------------------------------