Form 10-Q
period 1998-10-31
CANTEL INDUSTRIES INC
filed 1998-12-14
CIK 19446

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      Form 10-Q


             / X /   Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities and Exchange Act of 1934
                   For the quarterly period ended October 31, 1998.

                                          or

             /   /   Transition Report pursuant to Section 13 or 15(d)
                     of the Securities and Exchange Act of 1934
                    For the transition period from _____ to _____.

                           Commission file number:   0-6132

                               CANTEL INDUSTRIES, INC.
                               -----------------------
                (Exact name of registrant as specified in its charter)


           Delaware                                         22-1760285
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                         identification no.)


1135 Broad Street, Clifton, New Jersey                      07013-3346
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

                  Registrant's telephone number, including area code
                                    (973) 470-8700
                                    --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.       Yes  /X/    No  / /

Number of shares of Common Stock outstanding as of December 4, 1998: 4,376,200.

                            PART I - FINANCIAL INFORMATION

                               CANTEL INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollar Amounts in Thousands, Except Per Share Data)
                                     (Unaudited)

                                                    October 31,     July 31,
                                                       1998           1998
                                                     --------       --------
ASSETS
Current assets:
  Cash                                               $    549       $    493
  Accounts receivable                                   8,439          8,446
  Inventories                                           9,174          9,207
  Insurance claim receivable                              392            563
  Prepaid expenses and other current assets               609            465
                                                     --------       --------
Total current assets                                   19,163         19,174
Property and equipment, net                               830            841
Intangible assets, net                                  1,784          1,823
Other assets                                              700            640
                                                     --------       --------
                                                     $ 22,477       $ 22,478
                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  3,623       $  4,148
  Compensation payable                                    430            989
  Other accrued expenses                                  800            893
  Income taxes payable                                     62            164
                                                     --------       --------
Total current liabilities                               4,915          6,194
Long-term debt                                          4,028          3,004
Deferred income taxes                                      60             54
Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                -              -
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding October 31 -
    4,373,629 shares; July 31 - 4,367,201 shares          437            437
  Additional capital                                   19,062         19,019
  Accumulated deficit                                  (3,545)        (3,957)
  Accumulated other comprehensive income:
    Cumulative foreign currency translation
      adjustment                                       (2,480)        (2,273)
                                                     --------       --------
Total stockholders' equity                             13,474         13,226
                                                     --------       --------
                                                     $ 22,477       $ 22,478
                                                     ========       ========

See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollar Amounts in Thousands, Except Per Share Data)
                                     (Unaudited)

                                                       Three Months Ended
                                                           October 31,
                                                       1998           1997
                                                     --------       --------
Net sales:
  Product sales                                      $  9,816       $  7,230
  Product service                                       1,050            962
                                                     --------       --------
Total net sales                                        10,866          8,192
                                                     --------       --------

Cost of sales:
  Product sales                                         6,956          4,965
  Product service                                         648            537
                                                     --------       --------
Total cost of sales                                     7,604          5,502
                                                     --------       --------

Gross profit                                            3,262          2,690

Expenses:
  Shipping and warehouse                                  162            143
  Selling                                               1,282            951
  General and administrative                              917            832
  Research and development                                187            190
                                                     --------       --------
Total operating expenses                                2,548          2,116
                                                     --------       --------
Income from operations before
  interest expense and income taxes                       714            574
Interest expense                                           78             33
                                                     --------       --------

Income before income taxes                                636            541
Income taxes                                              224            248
                                                     --------       --------
Net income                                           $    412       $    293
                                                     ========       ========
Earnings per common share:
  Basic                                              $   0.09       $   0.07
                                                     ========       ========
  Diluted                                            $   0.09       $   0.07
                                                     ========       ========

See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollar Amounts in Thousands)
                                     (Unaudited)

                                                       Three Months Ended
                                                           October 31,
                                                       1998           1997
                                                     --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $    412       $    293
Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                         111             64
    Deferred income taxes                                   7             (8)
    Changes in assets and liabilities:
      Accounts receivable                                (133)         1,917
      Inventories                                        (117)            53
      Prepaid expenses and other current assets            13           (164)
      Accounts payable and accrued expenses            (1,098)        (1,944)
      Income taxes payable                                (99)          (556)
                                                     --------       --------
Net cash used in operating activities                    (904)          (345)
                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (69)          (121)
Other, net                                                (45)          (206)
                                                     --------       --------
Net cash used in investing activities                    (114)          (327)
                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under credit facilities                  1,031            613
Proceeds from exercise of stock options                    43              -
                                                     --------       --------
Net cash provided by financing activities               1,074            613
                                                     --------       --------

Increase (decrease) in cash                                56            (59)
Cash at beginning of period                               493            656
                                                     --------       --------
Cash at end of period                                $    549       $    597
                                                     ========       ========

See accompanying notes.

                               CANTEL INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

Note 1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Industries, Inc. (the "Company" or "Cantel") on Form 10-K for the fiscal year ended July 31, 1998, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Cantel has two wholly-owned subsidiaries, Carsen Group Inc. ("Carsen"), its Canadian subsidiary, and MediVators, Inc. ("MediVators"), its United States subsidiary.

     The unaudited interim financial statements reflect all adjustments which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The condensed consolidated balance sheet at July 31, 1998 was derived from the audited consolidated balance sheet of the Company at that date.

Note 2.   NEW ACCOUNTING PRONOUNCEMENT

     The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive income for the three months ended October 31, 1998 and 1997 are set forth in the following table:

                                                       Three Months Ended
                                                           October 31,
                                                     -----------------------
                                                       1998           1997
                                                     --------       --------

Net income                                           $412,000       $293,000
Other comprehensive income (loss):
  Foreign currency translation adjustment            (207,000)      (215,000)
                                                     --------       --------
Comprehensive income                                 $205,000       $ 78,000
                                                     ========       ========

Note 3.   EARNINGS PER COMMON SHARE

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

     The following weighted average shares were used for the computation of basic and diluted earnings per common share:

                                                       Three Months Ended
                                                           October 31,
                                                    -------------------------
                                                       1998           1997
                                                    ---------       ---------

  Numerator for basic and diluted
    earnings per share:
    Net income                                      $ 412,000       $ 293,000
                                                    =========       =========
  Denominator for basic and diluted
    earnings per share:
    Denominator for basic earnings
      per share - weighted average
      number of shares outstanding                  4,371,952       4,166,322

    Dilutive effect of options and
      warrants using the treasury
      stock method and the average
      market price for the period                     269,604         216,523
                                                    ---------       ---------
    Denominator for diluted earnings
      per share - weighted average
      number of shares and common
      stock equivalents                             4,641,556       4,382,845
                                                    =========       =========

  Basic earnings per share                          $    0.09       $    0.07
                                                    =========       =========

  Diluted earnings per share                        $    0.09       $    0.07
                                                    =========       =========

Note 4.   FINANCING ARRANGEMENTS

     The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen expiring on December 31, 1999 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2000. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

Note 5.   INCOME TAXES

     Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 47.9% and 45.0% for the three months ended October 31, 1998 and 1997, respectively. For the three months ended October 31, 1998, the consolidated effective tax rate is lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The results of operations reflect the results of Carsen and MediVators. Reference is made hereafter to the impact on the Company's results of operations of a weaker Canadian dollar against the United States dollar during the three months ended October 31, 1998 compared with the three months ended October 31, 1997 (decrease in value of approximately 10% based upon month-end exchange rates). The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

     The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.

                                         Three Months Ended October 31,
                                     -------------------------------------
                                           1998                1997
                                     -----------------   -----------------
                                         (Dollar amounts in thousands)
                                        $         %         $         %
                                     -------   -------   -------   -------
      Medical Products               $ 3,106      28.6   $ 2,365      28.9
      Infection Control Products       2,600      23.9     1,531      18.6
      Scientific Products                893       8.2     1,472      18.0
      Product Service                  1,050       9.7       962      11.7
      Consumer Products                3,350      30.8     1,923      23.5
      Elimination of intercompany
        sales of Infection Control
        Products                        (133)     (1.2)      (61)      (.7)
                                     -------   -------   -------   -------
                                     $10,866     100.0   $ 8,192     100.0
                                     =======   =======   =======   =======

     Net sales increased by $2,674,000, or 32.6%, to $10,866,000 for the three months ended October 31, 1998, from $8,192,000 for the three months ended October 31, 1997. This increase was principally attributable to increased sales of Medical Products, Infection Control Products and Consumer Products, partially offset by decreased sales of Scientific Products. Net sales were adversely impacted for the three months ended October 31, 1998 compared with the three months ended October 31, 1997 by approximately $917,000 due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

     The increased sales of Medical Products in Canada was principally due to an increase in demand, as well as selling price increases. The increased sales of Infection Control Products was attributable to an increase in demand for infection control products in the United States; continued expansion and improvement of the international distribution of MediVators' infection control products; and selling price increases. The increased sales of Consumer Products was due to stronger demand for certain 35 mm. camera models, as well as the strong demand for an expanded line of digital cameras. The decreased sales of Scientific Products was primarily attributable to a decrease in demand for microscopes.

     Gross profit increased by $572,000, or 21.3%, to $3,262,000 for the three months ended October 31, 1998, from $2,690,000 for the three months ended October 31, 1997. Gross profit was adversely impacted for the three months ended October 31, 1998 compared with the three months ended October 31, 1997 by approximately $239,000 due to the translation of Carsen's gross profit using a weaker Canadian dollar against the United States dollar. The gross profit margin for the three months ended October 31, 1998 was 30.0%, compared with 32.8% for the three months ended October 31, 1997. The lower gross profit margin for the three months ended October 31, 1998 was primarily attributable to the adverse impact of a weaker Canadian dollar relative to the United States dollar, since most of the Canadian subsidiary's purchases are denominated in United States dollars; increased sales of consumer products, which generally have lower profit margins; more competitive sales of medical products; and sales mix associated with consumer products and endoscope repairs. These margin decreases were partially offset by manufacturing efficiencies achieved through increased sales and production volume of infection control products.

     Shipping and warehouse expenses increased by $19,000 to $162,000 for the three months ended October 31, 1998, from $143,000 for the three months ended October 31, 1997. The increase was attributable to variable freight costs associated with the increase in sales volume.

     Selling expenses as a percentage of net sales increased to 11.8% for the three months ended October 31, 1998, from 11.6% for the three months ended October 31, 1997. This increase was principally attributable to an increase in advertising and sales promotion costs, and personnel costs, partially offset by the impact of the increased sales against the fixed portion of selling expenses.

     General and administrative expenses increased by $85,000 to $917,000 for the three months ended October 31, 1998, from $832,000 for the three months ended October 31, 1997. The increase was primarily attributable to increased personnel costs, including incentive compensation, amortization of intangible assets, and regulatory costs, including ISO 9000 certification.

     Research and development expenses decreased by $3,000 to $187,000 for the three months ended October 31, 1998, from $190,000 for the three months ended October 31, 1997.

     Interest expense increased to $78,000 for the three months ended October 31, 1998, from $33,000 for the three months ended October 31, 1997. This increase was primarily attributable to an increase in average borrowings under the Carsen revolving credit facility during the three months ended October 31, 1998.

     Income before income taxes increased by $95,000 to $636,000 for the three months ended October 31, 1998, from $541,000 for the three months ended October 31, 1997.

     Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 47.9% and 45.0% for the three months ended October 31, 1998 and 1997, respectively. For the three months ended October 31, 1998, the consolidated effective tax rate is lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1998, the Company's working capital was $14,248,000, compared with $12,980,000 at July 31, 1998. This increase primarily reflects decreases in accounts payable and compensation payable.

     Net cash used in operating activities was $904,000 for the three months ended October 31, 1998 and $345,000 for the three months ended October 31, 1997. The net cash used in operating activities for these periods was primarily due to decreases in accounts payable and accrued expenses and income taxes payable, partially offset by net income after adjusting for depreciation and amortization and, for the three months ended October 31, 1997, a decrease in accounts receivable.

     Net cash used in investing activities was $114,000 for the three months ended October 31, 1998 and $327,000 for the three months ended October 31, 1997.

     Net cash provided by financing activities was $1,074,000 for the three months ended October 31, 1998 and $613,000 for the three months ended October 31, 1997. These changes were principally due to the fluctuations in outstanding borrowings under the Company's revolving credit facilities.

     The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen expiring on December 31, 1999 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2000. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

     During the three months ended October 31, 1998, the value of the Canadian dollar declined compared to the value of the United States dollar. A further decrease in the value of the Canadian dollar against the United States dollar would adversely affect the Company because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such adverse currency fluctuations would also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars. During the three months ended October 31, 1998, such adverse currency fluctuations reduced stockholders' equity by $207,000.

     Under the Carsen credit facility the Company's Canadian subsidiary has a $15,000,000 (U.S. dollars) foreign exchange hedging facility which is available to be used to minimize future adverse currency fluctuations as they relate to purchases of inventories. Carsen had foreign exchange forward contracts at December 4, 1998 aggregating $4,000,000 (United States dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent the Canadian subsidiary's projected purchases of inventories through December 1998. The average exchange rate of the contracts open at December 4, 1998 was $1.5269 Canadian dollar per United States dollar, or $.6549 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on December 4, 1998 was $1.5345 Canadian dollar per United States dollar, or $.6517 United States dollar per Canadian dollar.

     The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At December 4, 1998, $2,467,000 was available under the credit facilities.

     The Company has assessed the ability of its computerized information systems to process transactions relating to year 2000 and beyond. While certain modifications are required, the Company expects to achieve necessary modifications on a timely basis at a cost of approximately $50,000, the majority of which will be capital expenditures. There can be no assurance, however, that the systems of other companies on which the Company relies, including major suppliers and customers, will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an adverse impact on the Company's operations. Management has requested a complete year 2000 assessment from all of its major suppliers and customers, but has not yet received indications from all of these parties as to whether or not they are year 2000 compliant.

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

                             PART II - OTHER INFORMATION




ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There was no submission of matters to a vote during the three months ended October 31, 1998.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 27, Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended October 31, 1998.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CANTEL INDUSTRIES, INC.

Date:  December 11, 1998      By:  /s/ James P. Reilly
                                   ------------------------------
                                   James P. Reilly, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer
                                   and Principal Financial Officer)

                              By:  /s/ Craig A. Sheldon
                                   ------------------------------
                                   Craig A. Sheldon, Vice
                                   President and Controller
                                   (Chief Accounting Officer)