Form 10-Q
period 1999-01-31
CANTEL INDUSTRIES INC
filed 1999-03-22
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


        / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
        For the quarterly period ended January 31, 1999.



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


Number of shares of Common Stock outstanding as of March 5, 1999: 4,382,268.

                         PART I - FINANCIAL INFORMATION


                             CANTEL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                     January 31,      July 31,
                                                        1999            1998
                                                     -----------      --------
ASSETS
Current assets:
  Cash                                                 $   405        $   493
  Accounts receivable                                    8,541          8,446
  Inventories                                            9,574          9,207
  Insurance claim receivable                               249            563
  Prepaid expenses and other current assets                803            465
                                                       -------        -------
Total current assets                                    19,572         19,174

Property and equipment, net                                888            841
Intangible assets, net                                   1,753          1,823
Other assets                                               716            640
                                                       -------        -------
                                                       $22,929        $22,478
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 3,557        $ 4,148
  Compensation payable                                     497            989
  Other accrued expenses                                   891            893
  Income taxes payable                                     212            164
                                                       -------        -------
Total current liabilities                                5,157          6,194

Long-term debt                                           3,471          3,004
Deferred income taxes                                       70             54



Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                 -              -
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding January 31 -
    4,382,268 shares; July 31 - 4,367,201 shares           438            437
  Additional capital                                    19,103         19,019
  Accumulated deficit                                   (3,043)        (3,957)
  Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment  (2,267)        (2,273)
                                                       -------        -------
Total stockholders' equity                              14,231         13,226
                                                       -------        -------
                                                       $22,929        $22,478
                                                       =======        =======

See accompanying notes.

                             CANTEL INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                   Three Months Ended         Six Months Ended
                                       January 31,               January 31,
                                     1999       1998           1999       1998
                                   -------    -------        -------    -------
Net sales:
  Product sales                    $11,046    $ 9,384        $20,776    $16,614
  Product service                    1,295        830          2,431      1,792
                                   -------    -------        -------    -------
Total net sales                     12,341     10,214         23,207     18,406
                                   -------    -------        -------    -------

Cost of sales:
  Product sales                      7,558      6,343         14,472     11,308
  Product service                      684        444          1,374        981
                                   -------    -------        -------    -------
Total cost of sales                  8,242      6,787         15,846     12,289
                                   -------    -------        -------    -------

Gross profit                         4,099      3,427          7,361      6,117

Expenses:
  Shipping and warehouse               195        168            357        311
  Selling                            1,479      1,156          2,761      2,107
  General and administrative         1,084      1,006          2,001      1,838
  Research and development             240        187            427        377
  Non-recurring costs                   74          -             74          -
                                   -------    -------        -------    -------
Total operating expenses             3,072      2,517          5,620      4,633
                                   -------    -------        -------    -------

Income from operations before
  interest expense and income
  taxes                              1,027        910          1,741      1,484

Interest expense                        91         49            169         82
                                   -------    -------        -------    -------
Income before income taxes             936        861          1,572      1,402

Income taxes                           434        373            658        621
                                   -------    -------        -------    -------

Net income                         $   502    $   488        $   914    $   781
                                   =======    =======        =======    =======

Earnings per common share:
  Basic                            $   .11    $   .12        $   .21    $   .19
                                   =======    =======        =======    =======

  Diluted                          $   .11    $   .11        $   .20    $   .18
                                   =======    =======        =======    =======


See accompanying notes.

                             CANTEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)


                                                           Six Months Ended
                                                              January 31,
                                                         1999          1998
                                                        -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   914       $   781
Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                           228           130
    Deferred income taxes                                    16           (17)
    Changes in assets and liabilities:
       Accounts receivable                                  (89)          872
       Inventories                                         (363)         (548)
       Prepaid expenses and other current assets            (29)         (101)
       Accounts payable and accrued expenses             (1,091)       (1,257)
       Income taxes payable                                  49          (456)
                                                        --------      --------
Net cash used in operating activities                      (365)         (596)
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (195)         (243)
Other, net                                                  (95)           54
                                                        --------      --------
Net cash used in investing activities                      (290)         (189)
                                                        --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under credit facilities                      482           699
Proceeds from exercise of stock options                      85             -
                                                        --------      --------
Net cash provided by financing activities                   567           699
                                                        --------      --------


Decrease in cash                                            (88)          (86)
Cash at beginning of period                                 493           656
                                                        --------      --------
Cash at end of period                                   $   405       $   570
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

Note 2.  COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive income for the three and six months ended January 31, 1999 and 1998 are set forth in the following table:


                                     Three Months Ended     Six Months Ended
                                        January 31,           January 31,
                                     1999        1998       1999       1998
                                   --------    ---------  --------   ---------
Net income                         $502,000    $ 488,000  $914,000   $ 781,000
Other comprehensive income (loss):
  Foreign currency translation
   adjustment                       213,000     (295,000)    6,000    (510,000)
                                   --------    ---------  --------   ---------
Comprehensive income               $715,000    $ 193,000  $920,000   $ 271,000
                                   ========    =========  ========   =========


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

         The following weighted average shares were used for the computation of basic and diluted earnings per common share:


                                       Three Months Ended       Six Months Ended
                                           January 31,             January 31,
                                         1999       1998        1999        1998
                                     ----------  ----------  ----------  ----------
  Numerator for basic and diluted
    earnings per common share:
    Net income                       $  502,000  $  488,000  $  914,000  $  781,000
                                     ==========  ==========  ==========  ==========
  Denominator for basic and diluted
    earnings per common share:
    Denominator for basic earnings
      per common share - weighted
      average number of shares
      outstanding                     4,377,048   4,166,322   4,374,500   4,166,322

    Dilutive effect of options and
      warrants using the treasury
      stock method and the average
      market price for the period       216,696     229,367     240,857     222,648
                                     ----------  ----------  ----------  ----------

    Denominator for diluted earnings
      per common share - weighted
      average number of shares and
      common stock equivalents        4,593,744   4,395,689   4,615,357   4,388,970
                                     ==========  ==========  ==========  ==========

  Basic earnings per common share    $      .11  $      .12  $      .21  $      .19
                                     ==========  ==========  ==========  ==========

  Diluted earnings per common share  $      .11  $      .11  $      .20  $      .18
                                     ==========  ==========  ==========  ==========


Note 4.   NON-RECURRING COSTS

         Non-recurring costs of $74,000 for the three and six month periods ended January 31, 1999 related to professional fees associated with the termination of a proposed acquisition.

Note 5.  FINANCING ARRANGEMENTS

         The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2000. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

Note 6.  INCOME TAXES

         Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 47.3% and 45.3% for the six months ended January 31, 1999 and 1998, respectively. For the six months ended January 31, 1999, the consolidated effective tax rate is lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The results of operations reflect the results of Carsen and MediVators. Reference is made hereafter to the impact on the Company's results of operations of a weaker Canadian dollar against the United States dollar during the three and six months ended January 31, 1999 compared with the three and six months ended January 31, 1998 (decrease in value of approximately 7% and 8% for the three and six months ended January 31, 1999, respectively, based upon month-end exchange rates). The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

         The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.


                          Three Months Ended              Six Months Ended
                              January 31,                    January 31,
                    ------------------------------- -------------------------------
                          1999            1998            1999           1998
                    ------------------------------- -------------------------------
                                     (Dollar amounts in thousands)
                       $       %       $       %       $       %       $       %
                    -------- ------ -------- ------ -------- ------ -------- ------
Medical Products    $ 3,930   31.9  $ 3,184   31.2  $ 7,036   30.3  $ 5,549   30.1
Infection Control
  Products            2,446   19.8    2,078   20.3    4,960   21.4    3,610   19.6
Scientific Products   1,494   12.1    1,489   14.6    2,387   10.3    2,960   16.1
Product Service       1,295   10.5      830    8.1    2,431   10.5    1,792    9.7
Consumer Products     3,381   27.4    2,745   26.9    6,731   29.0    4,668   25.4
Elimination of inter-
  company sales of
  Infection Control
  Products             (205)  (1.7)    (112)  (1.1)    (338)  (1.5)    (173)  (0.9)
                    -------  -----  -------  -----  -------  -----  -------  -----
                    $12,341  100.0  $10,214  100.0  $23,207  100.0  $18,406  100.0
                    =======  =====  =======  =====  =======  =====  =======  =====


         Net sales increased by $2,127,000, or 20.8%, to $12,341,000 for the three months ended January 31, 1999, from $10,214,000 for the three months ended January 31, 1998. Net sales increased by $4,801,000, or 26.1%, to $23,207,000 for the six months ended January 31, 1999, from $18,406,000 for the six months ended January 31, 1998. These increases were principally attributable to increased sales of Medical Products, Infection Control Products, Product Service and Consumer Products. Net sales were adversely impacted for the three and six months ended January 31, 1999 compared with the three and six months ended January 31, 1998 by approximately $727,000 and $1,634,000, respectively, due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

         The increased sales of Medical Products in Canada was principally due to an increase in demand, as well as selling price increases. The increased sales of Infection Control Products was attributable to an increase in demand for infection control products in the United States; continued expansion and improvement of the international distribution of MediVators' infection control products; and selling price increases. The increased sales of Product Service was attributable to an expansion of the Company's service business at each of Carsen and MediVators. The increased sales of Consumer Products was due to stronger demand for certain 35 mm. camera models, as well as the strong demand for an expanded line of digital cameras.

         Gross profit increased by $672,000, or 19.6%, to $4,099,000 for the three months ended January 31, 1999, from $3,427,000 for the three months ended January 31, 1998. Gross profit increased by $1,244,000, or 20.3%, to $7,361,000 for the six months ended January 31, 1999, from $6,117,000 for the six months ended January 31, 1998. The gross profit margins for the three and six months ended January 31, 1999 were 33.2% and 31.7%, respectively, compared with 33.6% and 33.2% for the three and six months ended January 31, 1998. The lower gross profit margins for the three and six months ended January 31, 1999 were primarily attributable to the adverse impact of a weaker Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; increased sales of consumer products, which generally have lower gross profit margins; more competitive sales of medical products; and sales mix associated with consumer products. These margin decreases were partially offset by volume related manufacturing efficiencies, favorable sales mix and selling price increases, associated with infection control products. Gross profit was adversely impacted for the three and six months ended January 31, 1999 compared with the three and six months ended January 31, 1998 by approximately $208,000 and $450,000, respectively, due to the translation of Carsen's gross profit using a weaker Canadian dollar against the United States dollar.

         Shipping and warehouse expenses increased by $27,000 to $195,000 for the three months ended January 31, 1999, from $168,000 for the three months ended January 31, 1998. For the six months ended January 31, 1999, shipping and warehouse expenses increased by $46,000 to $357,000, from $311,000 for the six months ended January 31, 1998. These increases were attributable to variable freight costs associated with the increase in sales volume.

         Selling expenses as a percentage of net sales increased to 12.0% and 11.9% for the three and six months ended January 31, 1999, from 11.3% and 11.4% for the three and six months ended January 31, 1998. These increases were principally attributable to an increase in advertising and sales promotion costs, and higher personnel costs, partially offset by the effect of the increased sales against the fixed portion of selling expenses.

         General and administrative expenses increased by $78,000 to $1,084,000 for the three months ended January 31, 1999, from $1,006,000 for the three months ended January 31, 1998. For the six months ended January 31, 1999, general and administrative expenses increased by $163,000 to $2,001,000, from $1,838,000 for the six months ended January 31, 1998. These increases were primarily attributable to professional fees, amortization of intangible assets, personnel costs and regulatory costs, including ISO 9000 certification.

         Non-recurring costs of $74,000 for the three and six month periods ended January 31, 1999 related to professional fees associated with the termination of a proposed acquisition.

         Research and development expenses increased by $53,000 to $240,000 for the three months ended January 31, 1999, from $187,000 for the three months ended January 31, 1998. For the six months ended January 31, 1999, research and development expenses increased by $50,000 to $427,000, from $377,000 for the six months ended January 31, 1998. These increases were substantially due to the ongoing development of infection control products at MediVators.

         Interest expense increased to $91,000 for the three months ended January 31, 1999, from $49,000 for the three months ended January 31, 1998. For the six months ended January 31, 1999, interest expense increased to $169,000, from $82,000 for the six months ended January 31, 1998. These increases were primarily attributable to an increase in average borrowings under the Carsen revolving credit facility during the three and six month periods ended January 31, 1999.

         Income before income taxes increased by $170,000 to $1,572,000 for the six months ended January 31, 1999, from $1,402,000 for the six months ended January 31, 1998.

         Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 47.3% and 45.3% for the six months ended January 31, 1999 and 1998, respectively. For the six months ended January 31, 1999, the consolidated effective tax rate is lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 1999, the Company's working capital was $14,415,000, compared with $12,980,000 at July 31, 1998. This increase primarily reflects decreases in accounts payable and compensation payable and an increase in inventories.

         Net cash used in operating activities was $365,000 for the six months ended January 31, 1999 and $596,000 for the six months ended January 31, 1998. The net cash used in operating activities for these periods was primarily due to decreases in accounts payable and accrued expenses and an increase in inventories, partially offset by net income, after adjusting for depreciation and amortization, and for the six months ended January 31, 1998, a decrease in accounts receivable.

         Net cash used in investing activities was $290,000 for the six months ended January 31, 1999 and $189,000 for the six months ended January 31, 1998, which was principally attributable to capital expenditures.

         Net cash provided by financing activities was $567,000 for the six months ended January 31, 1999 and $699,000 for the six months ended January 31, 1998. These changes were principally due to the increase in outstanding borrowings under the Company's revolving credit facilities.

         The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2000. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

         During the six months ended January 31, 1999, the value of the Canadian dollar compared to the value of the United States dollar was relatively constant. However, when compared to the six months ended January 31, 1998, the value of the Canadian dollar declined 8% compared to the value of the United States dollar. A further decrease in the value of the Canadian dollar against the United States dollar would adversely affect the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such adverse currency fluctuations would also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

         Under the Carsen credit facility the Company's Canadian subsidiary has a $15,000,000 (U.S. dollars) foreign exchange hedging facility which is available to be used to minimize future adverse currency fluctuations as they relate to purchases of inventories. Carsen had foreign exchange forward contracts at March 5, 1999 aggregating $5,434,000 (United States dollars) to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent the Canadian subsidiary's projected purchases of inventories through April 1999. The average exchange rate of the contracts open at March 5, 1999 was $1.5079 Canadian dollar per United States dollar, or $.6632 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on March 5, 1999 was $1.5192 Canadian dollar per United States dollar, or $.6582 United States dollar per Canadian dollar.

         The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At March 5, 1999, $2,862,000 was available under the credit facilities.

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

                           PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no submission of matters to a vote during the three months ended January 31, 1999.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 27, Financial Data Schedule

          (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended January 31, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CANTEL INDUSTRIES, INC.

Date:  March 22, 1999                   By: /s/ James P. Reilly
                                            ------------------------------------
                                            James P. Reilly, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer
                                            and Principal Financial Officer)


                                        By: /s/ Craig A. Sheldon
                                            ------------------------------------
                                            Craig A. Sheldon, Vice
                                            President and Controller
                                            (Chief Accounting Officer)