Form 10-Q
period 1999-04-30
CANTEL INDUSTRIES INC
filed 1999-06-11
CIK 19446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

      |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
            For the quarterly period ended April 30, 1999.

                                       or

      |_| Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
            For the transition period from _____ to _____.

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of Common Stock outstanding as of June 4, 1999:
4,378,130.

                         PART I - FINANCIAL INFORMATION

                             CANTEL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                           April 30,   July 31,
                                                             1999        1998
                                                           ---------   --------
Assets
Current assets:
  Cash                                                     $    352    $    493
  Accounts receivable, net                                    8,469       8,446
  Inventories                                                10,079       9,207
  Insurance claim receivable                                     --         563
  Prepaid expenses and other current assets                     921         465
                                                           --------    --------
Total current assets                                         19,821      19,174

Property and equipment, net                                     923         841
Intangible assets, net                                        1,717       1,823
Other assets                                                    733         640
                                                           --------    --------
                                                           $ 23,194    $ 22,478
                                                           ========    ========


Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                         $  4,255    $  4,148
  Compensation payable                                          463         989
  Other accrued expenses                                      1,109         893
  Income taxes payable                                          174         164
                                                           --------    --------
Total current liabilities                                     6,001       6,194

Long-term debt                                                2,164       3,004
Deferred income taxes                                            80          54



Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                     --          --
  Common Stock, $.10 par value; authorized 7,500,000
    shares; issued and outstanding April 30 -
    4,378,130 shares; July 31 - 4,367,201 shares                438         437
  Additional capital                                         19,073      19,019
  Accumulated deficit                                        (2,722)     (3,957)
  Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment       (1,840)     (2,273)
                                                           --------    --------
Total stockholders' equity                                   14,949      13,226
                                                           --------    --------
                                                           $ 23,194    $ 22,478
                                                           ========    ========

See accompanying notes.

                             CANTEL INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                        Three Months Ended    Nine Months Ended
                                             April 30,            April 30,
                                          1999       1998       1999      1998
                                        -------    -------    -------    -------

Net sales:
  Product sales                         $10,139    $ 9,133    $30,915    $25,747
  Product service                         1,410      1,035      3,841      2,827
                                        -------    -------    -------    -------
Total net sales                          11,549     10,168     34,756     28,574
                                        -------    -------    -------    -------

Cost of sales:
  Product sales                           6,764      5,951     21,236     17,259
  Product service                           850        646      2,224      1,627
                                        -------    -------    -------    -------
Total cost of sales                       7,614      6,597     23,460     18,886
                                        -------    -------    -------    -------

Gross profit                              3,935      3,571     11,296      9,688

Expenses:
  Shipping and warehouse                    187        173        544        484
  Selling                                 1,628      1,286      4,389      3,393
  General and administrative              1,172        978      3,173      2,816
  Research and development                  163        244        590        621
  Non-recurring costs                        --         --         74         --
                                        -------    -------    -------    -------
Total operating expenses                  3,150      2,681      8,770      7,314
                                        -------    -------    -------    -------

Income from operations before
  interest expense and income
  taxes                                     785        890      2,526      2,374

Interest expense                             66         45        235        127
                                        -------    -------    -------    -------

Income before income taxes                  719        845      2,291      2,247

Income taxes                                398        361      1,056        982
                                        -------    -------    -------    -------

Net income                              $   321    $   484    $ 1,235    $ 1,265
                                        =======    =======    =======    =======

Earnings per common share:
  Basic                                 $   .07    $   .11    $   .28    $   .30
                                        =======    =======    =======    =======

  Diluted                               $   .07    $   .11    $   .27    $   .29
                                        =======    =======    =======    =======

See accompanying notes.

                             CANTEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                 April 30,
                                                              1999        1998
                                                            -------     -------

Cash flows from operating activities
Net income                                                  $ 1,235     $ 1,265
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                               341         218
    Deferred income taxes                                        23         (19)
    Changes in assets and liabilities:
       Accounts receivable                                      208      (1,053)
       Inventories                                             (563)         24
       Prepaid expenses and other current assets                110        (727)
       Accounts payable and accrued expenses                   (402)       (450)
       Income taxes payable                                       3        (400)
                                                            -------     -------
Net cash provided by (used in) operating activities             955      (1,142)
                                                            -------     -------

Cash flows from investing activities
Capital expenditures                                           (280)       (308)
Acquisition of Chris Lutz Medical net assets                     --        (315)
Other, net                                                      (82)         27
                                                            -------     -------
Net cash used in investing activities                          (362)       (596)
                                                            -------     -------


Cash flows from financing activities
Net (repayments) borrowings under credit facilities            (819)      1,534
Proceeds from exercise of stock options                          85          36
                                                            -------     -------
Net cash (used in) provided by financing activities            (734)      1,570
                                                            -------     -------


Decrease in cash                                               (141)       (168)
Cash at beginning of period                                     493         656
                                                            -------     -------
Cash at end of period                                       $   352     $   488
                                                            =======     =======

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

Note 2. Comprehensive Income

      The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive income for the three and nine months ended April 30, 1999 and 1998 are set forth in the following table:

                                     Three Months Ended     Nine Months Ended
                                         April 30,              April 30,
                                      1999       1998       1999        1998
                                   ---------  ---------  ----------  ----------

Net income                         $ 321,000  $ 484,000  $1,235,000  $1,265,000
Other comprehensive income (loss):
  Foreign currency translation
   adjustment                        427,000    151,000     433,000    (359,000)
                                   ---------  ---------  ----------  ----------
Comprehensive income               $ 748,000  $ 635,000  $1,668,000  $  906,000
                                   =========  =========  ==========  ==========

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

      The following weighted average shares were used for the computation of basic and diluted earnings per common share:

                                  Three Months Ended        Nine Months Ended
                                      April 30,                 April 30,
                                  1999         1998         1999         1998
                               ----------   ----------   ----------   ----------

Numerator for basic and
  diluted earnings per
  common share:
  Net income                   $  321,000   $  484,000   $1,235,000   $1,265,000
                               ==========   ==========   ==========   ==========

Denominator for basic
  and diluted earnings
  per common share:
  Denominator for basic
    earnings per common
    share - weighted
    average number of
    shares outstanding          4,381,571    4,262,213    4,376,805    4,197,583

  Dilutive effect of
    options and warrants
    using the treasury
    stock method and the
    average market price
    for the period                191,904      243,412      224,202      228,622
                               ----------   ----------   ----------   ----------

  Denominator for diluted
    earnings per common
    share - weighted
    average number of
    shares and common stock
    equivalents                 4,573,475    4,505,625    4,601,007    4,426,205
                               ==========   ==========   ==========   ==========

Basic earnings per
  common share                 $      .07   $      .11   $      .28   $      .30
                               ==========   ==========   ==========   ==========

Diluted earnings per
  common share                 $      .07   $      .11   $      .27   $      .29
                               ==========   ==========   ==========   ==========

Note 4. Non-recurring Costs

      Non-recurring costs of $74,000 for the nine month period ended April 30, 1999 related to professional fees associated with the termination of a proposed acquisition.

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

Note 6. Income Taxes

      Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 47.3% and 45.3% for the nine months ended April 30, 1999 and 1998, respectively. For the nine months ended April 30, 1999 and 1998, the consolidated effective tax rate is lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

      The results of operations reflect the results of Carsen and MediVators. Reference is made hereafter to the impact on the Company's results of operations of a weaker Canadian dollar against the United States dollar during the three and nine months ended April 30, 1999 compared with the three and nine months ended April 30, 1998 (decrease in value of approximately 5% and 7% for the three and nine months ended April 30, 1999, respectively, based upon average exchange rates). The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10- K for the fiscal year ended July 31, 1998.

      The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.

                                Three Months Ended                        Nine Months Ended
                                     April 30,                                 April 30,
                        -----------------------------------      ------------------------------------
                                1999              1998                   1999              1998
                        -----------------------------------      ------------------------------------
                                                (Dollar amounts in thousands)
                            $         %        $        %            $         %       $          %
                        --------    -----  --------   -----      --------    -----  --------    -----
Medical Products        $  4,184     36.2  $  3,744    36.8      $ 11,220     32.3  $  9,293     32.5
Infection Control
  Products                 2,098     18.2     2,029    19.9         7,058     20.3     5,639     19.8
Scientific Products        1,692     14.6     1,275    12.5         4,079     11.7     4,235     14.8
Product Service            1,410     12.2     1,035    10.2         3,841     11.1     2,827      9.9
Consumer Products          2,317     20.1     2,222    21.9         9,048     26.0     6,890     24.1
Elimination of inter-
  company sales of
  Infection Control
  Products                  (152)    (1.3)     (137)   (1.3)         (490)    (1.4)     (310)    (1.1)
                        --------    -----  --------   -----      --------    -----  --------    -----
                        $ 11,549    100.0  $ 10,168   100.0      $ 34,756    100.0  $ 28,574    100.0
                        ========    =====  ========   =====      ========    =====  ========    =====

      Net sales increased by $1,381,000, or 13.6%, to $11,549,000 for the three months ended April 30, 1999, from $10,168,000 for the three months ended April 30, 1998. Net sales increased by $6,182,000, or 21.6%, to $34,756,000 for the nine months ended April 30, 1999, from $28,574,000 for the nine months ended April 30, 1998. For the three months ended April 30, 1999, these increases were principally attributable to increased sales of Medical Products, Scientific Products and Product Service. For the nine months ended April 30, 1999, these increases were principally attributable to increased sales of Medical Products, Infection Control Products, Product Service and Consumer Products. Net sales were adversely impacted for the three and nine months ended April 30, 1999, compared with the three and nine months ended April 30, 1998, by approximately $493,000 and $2,117,000, respectively, due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

      For the three and nine month periods ended April 30, 1999, the increased sales of Medical Products in Canada was principally due to an increase in demand, and to a lesser extent selling price increases, and the increased sales of Product Service was attributable to an expansion of the Company's service business at each of Carsen and MediVators. For the three months ended April 30, 1999, the increased sales of Scientific Products was attributable to an increase in demand for microscopes. For the nine months ended April 30, 1999, the increased sales of Infection Control Products was attributable to an increase in demand for infection control products in the United States; continued expansion and improvement of the international distribution of MediVators' infection control products; and selling price increases, and the increased sales of Consumer Products was due to stronger demand for certain 35 mm. camera models, as well as the strong demand for an expanded line of digital cameras.

      Gross profit increased by $364,000, or 10.2%, to $3,935,000 for the three months ended April 30, 1999, from $3,571,000 for the three months ended April 30, 1998. Gross profit increased by $1,608,000, or 16.6%, to $11,296,000 for the nine months ended April 30, 1999, from $9,688,000 for the nine months ended April 30, 1998. The gross profit margins for the three and nine months ended April 30, 1999 were 34.1% and 32.5%, respectively, compared with 35.1% and 33.9% for the three and nine months ended April 30, 1998. The lower gross profit margins for the three and nine months ended April 30, 1999 were primarily attributable to the adverse impact of a weaker Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; increased sales of consumer products, which generally have lower gross profit margins; more competitive sales of medical products; and an increase in cash discounts and volume rebates associated with consumer products. These margin decreases were net of improvements in gross margin attributable to favorable sales mix, selling price increases and volume related manufacturing efficiencies associated with infection control products.

      Gross profit was adversely impacted for the three and nine months ended April 30, 1999, compared with the three and nine months ended April 30, 1998, by approximately $154,000 and $603,000, respectively, due to the translation of Carsen's gross profit using a weaker Canadian dollar against the United States dollar.

      Shipping and warehouse expenses increased by $14,000 to $187,000 for the three months ended April 30, 1999, from $173,000 for the three months ended April 30, 1998. For the nine months ended April 30, 1999, shipping and warehouse expenses increased by $60,000 to $544,000, from $484,000 for the nine months ended April

30, 1998. These increases were attributable to variable freight costs associated with the increase in sales volume.

      Selling expenses as a percentage of net sales increased to 14.1% and 12.6% for the three and nine months ended April 30, 1999, from 12.6% and 11.9% for the three and nine months ended April 30, 1998. These increases were principally attributable to an increase in advertising and sales promotion costs associated with infection control products and consumer products and higher personnel costs, partially offset by the effect of the increased sales against the fixed portion of selling expenses.

      General and administrative expenses increased by $194,000 to $1,172,000 for the three months ended April 30, 1999, from $978,000 for the three months ended April 30, 1998. For the nine months ended April 30, 1999, general and administrative expenses increased by $357,000 to $3,173,000, from $2,816,000 for the nine months ended April 30, 1998. These increases were primarily attributable to professional fees, amortization of intangible assets related to the acquisition of Lutz Medical in March 1998, and internal regulatory department costs, including costs of ISO certification.

      Non-recurring costs of $74,000 for the nine months ended April 30, 1999 related to professional fees associated with the termination of a proposed acquisition.

      Research and development expenses decreased by $81,000 to $163,000 for the three months ended April 30, 1999, from $244,000 for the three months ended April 30, 1998. For the nine months ended April 30, 1999, research and development expenses decreased by $31,000 to $590,000, from $621,000 for the nine months ended April 30, 1998. These decreases were due to a reduction in personnel costs and third party laboratory testing.

      Interest expense increased to $66,000 for the three months ended April 30, 1999, from $45,000 for the three months ended April 30, 1998. For the nine months ended April 30, 1999, interest expense increased to $235,000, from $127,000 for the nine months ended April 30, 1998. These increases were primarily attributable to an increase in average borrowings under the Company's revolving credit facilities during the three and nine month periods ended April 30, 1999.

      Income before income taxes increased by $44,000 to $2,291,000 for the nine months ended April 30, 1999, from $2,247,000 for the nine months ended April 30, 1998.

      Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 47.3% and 45.3% for the nine months ended April 30, 1999 and 1998, respectively. For the nine months ended April 30, 1999 and 1998, the consolidated effective tax rate is lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

      At April 30, 1999, the Company's working capital was $13,820,000, compared with $12,980,000 at July 31, 1998. This increase primarily reflects increases in inventories and prepaid expenses and other current assets, and a decrease in compensation payable, partially offset by a decrease in the insurance claim receivable.

      Net cash provided by operating activities was $955,000 for the nine months ended April 30, 1999 compared with net cash used in operating activities of $1,142,000 for the nine months ended April 30, 1998. The net cash provided by operating activities for the nine months ended April 30, 1999 was primarily due to net income, after adjusting for depreciation and amortization, partially offset by an increase in inventories and a decrease in accounts payable and accrued expenses. The net cash used in operating activities for the nine months ended April 30, 1998 was primarily due to increases in accounts receivable and prepaid expenses and other current assets, and decreases in accounts payable and accrued expenses and income taxes payable, partially offset by net income, after adjusting for depreciation and amortization.

      Net cash used in investing activities was $362,000 for the nine months ended April 30, 1999 and $596,000 for the nine months ended April 30, 1998, which was principally attributable to capital expenditures and, for the fiscal 1998 period, the acquisition of the Lutz Medical net assets.

      Net cash used in financing activities was $734,000 for the nine months ended April 30, 1999 compared with net cash provided by financing activities of $1,570,000 for the nine months ended April 30, 1998. These changes were principally due to the fluctuations in outstanding borrowings under the Company's revolving credit facilities.

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

      For the nine months ended April 30, 1999, compared with the nine months ended April 30, 1998, the average value of the Canadian dollar declined 7% relative to the value of the United States dollar. A further decrease in the value of the Canadian dollar against the United States dollar would adversely affect the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such adverse currency fluctuations would also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

      Under the Carsen credit facility the Company's Canadian subsidiary has a $15,000,000 (U.S. dollars) foreign exchange hedging facility which is available to be used to minimize future adverse currency fluctuations as they relate to purchases of inventories. At June 4, 1999, Carsen had foreign exchange forward contracts aggregating $10,000,000 (United States dollars), and foreign exchange option contracts aggregating $4,000,000 (United States dollars), to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent a substantial portion of the Canadian subsidiary's projected purchases of inventories for the period from May 1999 to January 2000. The weighted average exchange rate of the forward contracts open at June 4, 1999 was $1.4852 Canadian dollar per United States dollar, or $.6733 United States dollar per Canadian dollar. The weighted average range of the option contracts open at June 4, 1999 was $1.4863 to $1.4316 Canadian dollar per United States dollar, or $.6728 to $.6985 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on June 4, 1999 was $1.4740 Canadian dollar per United States dollar, or $.6784 United States dollar per Canadian dollar.

      For purposes of translating the balance sheet, at April 30, 1999 compared with July 31, 1998, the value of the Canadian dollar increased by 4% relative to the value of the United States dollar. As a result, at April 30, 1999, the negative cumulative foreign currency translation adjustment was reduced by $433,000 compared to July 31, 1998, thereby increasing stockholders' equity.

      The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At June 4, 1999, $4,796,000 was available under the credit facilities.

      The Company has assessed the ability of its computerized information systems to process transactions relating to year 2000 and beyond. While certain modifications are required, the Company expects to achieve necessary modifications on a timely basis at a cost of approximately $50,000, the majority of which will be capital expenditures. These modifications are expected to be substantially completed by September 30, 1999. There can be no assurance, however, that the systems of other companies on which the Company relies, including major suppliers and customers, will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an adverse impact on the Company's operations. Management has requested a complete year 2000 assessment from all of its major suppliers and customers, the majority of which have indicated that they are, or will be, year 2000 compliant.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On April 27, 1999 the Company held its Annual Meeting of Stockholders. At the meeting, Charles M. Diker, Alan J. Hirschfield and Bruce Slovin were re-elected directors of the Company, to hold office until the Annual Meeting of Shareholders to be held after the fiscal year ending July 31, 2001. 3,907,805 votes were cast for and 11,590 votes were withheld in the election of each of these directors.

      In addition, the stockholders approved the appointment of the firm Ernst & Young LLP to audit the financial statements of the Company for the fiscal year ending July 31, 1999. 3,902,265 votes were cast for, 5,800 votes were against, and 11,330 votes abstained in the appointment of Ernst & Young LLP.

      Stockholders also approved and adopted the 1998 Directors' Stock Option Plan, under which options may be granted to directors for an aggregate of 200,000 shares of the Company's Common Stock. 2,199,354 votes were cast for, 30,902 votes were against, and 14,082 votes abstained in the approval of the 1998 Directors' Stock Option Plan.

      Stockholders also approved an amendment to the 1997 Employee Stock Option Plan, to increase the number of shares reserved for issuance and available for grant from 200,000 to 400,000. 2,205,598 votes were cast for, 23,658 votes were against, and 15,082 votes abstained in the approval of the amendment to the 1997 Employee Stock Option Plan.

      Stockholders also approved and ratified three stock options, each to purchase 50,000 shares of the Company's Common Stock, granted to the Company's Chairman of the Board during the period October 1996 through October 1998. 2,200,329 votes were cast for, 33,939 votes were against, and 10,070 votes abstained in the approval of these stock options.

      Stockholders also approved an amendment to the Certificate of Incorporation of the Company to increase the authorized number of shares of Common Stock from 7,500,000 to 12,000,000 shares. 3,860,312 votes were cast for, 47,087 votes were against, and 11,996 votes abstained in the approval of the amendment to the Certificate of Incorporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 27, Financial Data Schedule

            (b)   Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended April 30, 1999.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CANTEL INDUSTRIES, INC.


Date: June 11, 1999                 By:  /s/ James P. Reilly
                                         ---------------------------------------
                                         James P. Reilly, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer
                                         and Principal Financial Officer)


                                    By:  /s/ Craig A. Sheldon
                                         ---------------------------------------
                                         Craig A. Sheldon, Vice
                                         President and Controller
                                         (Chief Accounting Officer)