Form 10-K405
period 1999-07-31
CANTEL INDUSTRIES INC
filed 1999-10-29
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended July 31, 1999

                           Commission File No. 0-6132

                             CANTEL INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                            22-1760285
          -------------------------------           ------------------
          (State or other jurisdiction of            (I.R.S. employer
           incorporation or organization)           identification no.)

       1135 BROAD STREET, CLIFTON, NEW JERSEY              07013
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of registrant's capital stock held by non-affiliates (based on shares held and the closing price quoted by NASDAQ on October 8, 1999): $11,681,179

Number of shares of common stock outstanding as of the close of the period covered by this report: 4,440,545

Documents incorporated by reference: None.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

            Cantel Industries, Inc. (the "Company" or "Cantel") is a healthcare company concentrating in infection prevention and control products and diagnostic equipment, as well as servicing medical equipment. Through its wholly-owned United States subsidiary, MediVators, Inc., ("MediVators" or "United States subsidiary") Cantel serves customers worldwide by designing, developing, manufacturing, marketing and distributing innovative products for the infection prevention and control industry. Through its wholly-owned Canadian subsidiary, Carsen Group Inc., ("Carsen" or "Canadian subsidiary") Cantel markets and distributes medical equipment (including flexible and rigid endoscopes), precision instruments (including microscopes) and industrial equipment (including remote visual inspection devices). In addition, Carsen distributes a full range of photographic equipment and supplies. Unless the context otherwise requires, references herein to the Company include Cantel and its subsidiaries.

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

            Carsen distributes the majority of its medical, scientific, and consumer products pursuant to an agreement with Olympus America Inc. (the "Olympus Agreement"), a United States affiliate of Olympus Optical Co. Ltd., a Japanese corporation ("Olympus Optical"), under which the Company has been granted exclusive distribution rights for certain Olympus products in Canada. Most of such products are manufactured by Olympus Optical and its affiliates. Unless the context otherwise requires, references herein to "Olympus" include Olympus America Inc. and Olympus Optical, and their affiliates. Carsen, or its predecessor, has been distributing Olympus products in Canada since 1949.

            Carsen also distributes other products under separate distribution agreements, including additional medical, infection control, scientific and consumer products and accessories.

            All of MediVators' endoscope disinfection equipment is distributed in the United States and Puerto Rico by Olympus pursuant to an agreement (the "MediVators Agreement") under which Olympus has been granted exclusive distribution rights in these territories. MediVators' endoscope disinfection equipment is distributed in other countries under other exclusive distribution agreements.

                  The following table gives information as to the percentage of consolidated net sales accounted for by each operating segment during the indicated periods.

                                      YEAR ENDED JULY 31,
                                  --------------------------
                                  1999       1998       1997
                                  ----       ----       ----
Medical Products............      33.7%      31.7%      42.7%
Infection Control
  Products..................      18.6       20.2       15.2
Scientific Products.........      13.7       14.9       16.6
Product Service.............      10.4        9.7       11.4
Consumer Products...........      25.1       24.6       15.5
Elimination of intercompany
  sales of Infection

  Control Products..........      (1.5)      (1.1)      (1.4)
                                 ------     ------     ------
                                 100.0%     100.0%     100.0%
                                 ======     ======     ======

MEDICAL AND INFECTION CONTROL PRODUCTS

            Medical and Infection Control Products are the Company's major source of revenue and profitability. These segments are comprised of the medical and infection control equipment distributed by Carsen and infection control equipment manufactured and sold by MediVators through its worldwide distribution network.

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

            A flexible video endoscope consists of a high resolution solid state image sensor contained in a flexible tube, which can be inserted into irregularly shaped organs of a patient's body, such as the large intestine. The control body of a flexible endoscope incorporates a steering mechanism and contains working channels and is connected to an external light source and processor, which permits a physician to view inside a patient's body. The working tip of a flexible endoscope contains a lens and a solid state image sensor and, in most cases, depending on the application, an outlet for air and water. Most flexible endoscopes also have internal working channels which enable accessories such as biopsy forceps to be passed to the tip. The solid state image sensor enables a live image to be transmitted electronically to a monitor, which image can be viewed by a physician and nurse as a medical procedure is being performed. The flexible video endoscope comprises the majority of Carsen's flexible endoscopy sales.

            A rigid endoscope is a straight, narrow viewing insertion tube consisting of a series of relay lenses and light transmitting fibers that connect to an external light source, which permits a surgeon to view inside a patient's body.

            Flexible endoscopes are commonly used for visualization of, and diagnosing disorders in, the esophagus, stomach, duodenum, and large intestine (gastroenterology); upper airways and lungs (pneumology); nose and throat (ENT); bladder, kidney and urinary tract (urology); and uterus (gynecology). Rigid endoscopes are commonly used for urology, gynecology, orthopedics, ENT and general surgery, including minimally invasive surgery.

            Carsen also distributes various specialized medical instruments and accessories utilized in both flexible and rigid endoscopy including scissors, graspers, forceps and other surgical accessories; ambulatory PH and motility monitoring equipment (which is used for diagnosis of various gastrointestinal and respiratory disorders); urodynamics monitoring equipment (which is used for diagnosis of various urinary tract disorders); endoscope disinfection equipment; insufflators (which deliver and monitor gas to expand abdominal and other cavities); video monitors, recorders and printers; "cold" light supplies (which provide light for endoscopy procedures); and carts, trolleys and cleaners.

            All of the endoscopes and certain other medical instruments and accessories distributed by Carsen are manufactured by Olympus. Other medical products distributed by Carsen are manufactured by Sandhill Scientific, Inc. (ambulatory PH and motility monitoring equipment), Life-Tech, Inc. (urodynamics monitoring equipment), Sony of Canada Ltd. (video monitors, recorders and printers), The Ruhof Corporation (enzymatic cleaners), MediSafe UK Limited (fine lumen cleaners) and MediVators (endoscope disinfection equipment).

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

            In prior years, MediVators also had a medical sharps disposal business which provided for point-of-use destruction and decontamination of most types of disposable medical sharps waste, such as syringes, scalpels, razors and IV needles. There were no sales of sharps disposal systems in fiscal 1999 or 1998, and insignificant sales prior to fiscal 1998. During July 1999, MediVators discontinued this business and wrote-off its remaining net investment, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

            Carsen also distributes a number of products under its own trademark, "Optiscan." These products have been sourced from outside suppliers or designed by Carsen. Most Optiscan products currently available complement or enhance the Olympus RVI business. Optiscan products include IVS (integrated video systems) video documentation products which integrate a video camera, monitor and VCR in one portable unit; ultra-thin quartz glass fiberscopes for specialized applications, particularly in the nuclear power industry; and IAS (Image Archiving System) which consists of specialized software enabling the user to capture and archive high-resolution digital images. The IAS product has medical, precision and industrial applications.

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

PRODUCT SERVICE

            Carsen operates service centers at its Markham, Ontario facility, as well as in Montreal, Quebec and Vancouver, British Columbia that provide warranty and out-of-warranty service and repairs for medical, infection control and scientific products, a majority of which are distributed by Carsen. The products distributed by Carsen bear a product warranty that entitles the purchaser to warranty repairs and service at a nominal charge or no charge during the warranty period. Generally Carsen, and not the manufacturer of the product, is responsible for the cost of warranty repairs. The warranty period for these products is generally one year. The customer pays Carsen on a time and materials basis for out-of-warranty service of these products.

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

CONSUMER PRODUCTS

            Carsen distributes consumer products in Canada, comprised principally of photographic and optical equipment. This equipment, most of which is manufactured by Olympus, includes 35 mm. lens shutter cameras (also known as "point and shoot" cameras), 35 mm. single lens reflex cameras, APS (advanced photo systems) cameras, digital cameras, binoculars, light meters, and other photographic products and accessories. The APS camera models utilize an easier, drop-in cartridge system and offer a selection of print formats. Digital cameras, unlike conventional 35 mm. cameras, digitize and store images on a removable memory card inserted into the camera. These stored, digitized images can be downloaded to a computer, where images can then be enhanced, manipulated and printed. Carsen also distributes Olympus hand-held dictation equipment and accessories.

            Carsen distributes its consumer products primarily to independent retailers, cooperative buying groups, large retail store chains and major department stores. Carsen also distributes such products to government agencies, school boards, the military, promotional sales organizations and catalog houses and other end-users.

            Carsen operates a service organization at its Markham, Ontario facility, as well as contracts with independent service centers throughout Canada, to provide warranty service for the consumer products distributed by Carsen. Pursuant to the Olympus Agreement, Carsen is required to provide warranty service for all Olympus cameras presented to Carsen for service, whether or not such cameras were sold by Carsen. The cost of warranty repairs on cameras not sold by Carsen is reimbursed by Olympus. These warranty obligations have not had a material adverse effect on Carsen. Carsen generally provides a two year warranty for 35 mm. and APS cameras and a one year warranty for digital cameras and other consumer products. Carsen also provides out-of-warranty service for its consumer products.

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

            The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of medical equipment, precision instruments, industrial technology equipment and consumer products. The aggregate annual minimum purchase obligations for all such products (excluding digital camera products) are approximately $17.3 million and $19.4 million during the contract years ending March 31, 2000 and 2001, respectively.

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

            MEDIVATORS AGREEMENT. MediVators has a four year agreement with Olympus which expires on August 1, 2003, under which Olympus was granted the exclusive right to distribute all MediVators' endoscope disinfection equipment and related accessories in the United States and Puerto Rico, including the product line acquired from Lutz Medical in March 1998. All products sold by Olympus pursuant to this agreement bear both the "Olympus" and "MediVators" trademarks.

            This agreement provides for minimum purchase projections. Failure to achieve the minimum purchase projections in any contract year could give MediVators the right to terminate the agreement.

MARKETING

            Carsen markets its products for each business segment through separate, dedicated sales forces comprised primarily of its own employees who are compensated on a salary and commission basis.

            MediVators sells its endoscope disinfection equipment and related accessories, both in the United States and internationally, to distributors operating under exclusive distribution agreements.

EFFECT OF CURRENCY FLUCTUATIONS AND TRADE BARRIERS

            A substantial portion of the Company's products are imported from the Far East and Western Europe, and the Company's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States and Canada. Additionally, Carsen pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange, tariff increases and import and export restrictions between the United States and Canada. During fiscal 1999 and 1998, fluctuations in the rates of exchange between the United States and Canada had an adverse impact upon the Company's results of operations, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPETITION

            The Company distributes substantially all of its products in highly competitive markets, which contain many products available from nationally and internationally recognized competitors of the Company. Many of such competitors have greater financial and technical resources than the Company and are well-established, with reputations for success in the sale and service of their products. In addition, certain companies have developed or may be expected to develop technologies or products that could directly or indirectly compete with the products manufactured and distributed by the Company. In some areas, the Company competes with manufacturers who distribute and service their own products and have greater financial and technical resources than the Company and, as manufacturers, may have certain other competitive advantages over the Company. The Company believes that the world-wide reputation for the quality and innovation of its products among consumers, the Company's reputation for providing quality product service, particularly with respect to medical and infection control products, the numerous customer contacts developed during its lengthy service as a distributor of Olympus products and the distribution arrangement for certain MediVators infection control products with Olympus, give the Company a competitive advantage with respect to certain of its products.

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

            The Food, Drug and Cosmetic Act of 1938 and Safe Medical Device Act of 1990, each as amended (the "Act"), also requires compliance with specific manufacturing and quality assurance standards. The regulations also require that each manufacturer establish a quality assurance program by which the manufacturer monitors the design and manufacturing process and maintains records which show compliance with the FDA regulations and the manufacturer's written specifications and procedures relating to the devices. The FDA inspects medical device manufacturers for compliance with their Quality Systems Regulations ("QSR's"). Manufacturers that fail to meet the QSR's may be issued reports or citations for non-compliance. On September 15, 1998, MediVators received a letter from the FDA acknowledging that the Company is compliant with the QSR'S.

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

BACKLOG

            On October 8, 1999, the Company's consolidated backlog was approximately $2,535,000, compared with approximately $1,560,000 on October 9, 1998.

EMPLOYEES

            As of October 8, 1999, the Company employed 168 persons. Of the Company's employees, 120 are located in Canada and 48 are located in the United States; 18 are executives and/or managers, 49 are engaged in sales, 18 are engaged in customer service, 26 are engaged in product service, 23 are engaged in manufacturing, shipping and warehouse functions, 30 perform various administrative functions and 4 are engaged in research and development.

            None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES.

            Carsen leases a building containing approximately 41,000 square feet, located in Markham, Ontario. This facility is used for warehouse, service and office space. The lease expires in July 2000, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $9,000. Additionally, Carsen leases space for two outside service facilities in Montreal, Quebec and Vancouver, British Columbia containing approximately 850 square feet and 750 square feet, respectively. The Montreal facility lease expires in July 2004 and provides for monthly base rent of approximately $400. The Vancouver facility lease expires in February 2003 and provides for monthly base rent of approximately $425.

            MediVators leases approximately 27,500 square feet of commercial space, located in Eagan, Minnesota. This facility is used for manufacturing, warehouse and office space. The lease expires on September 30, 2001, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $14,000.

            The Company leases approximately 2,000 square feet of office space in Clifton, New Jersey, for its executive offices. The lease, which expires in January 2000, provides for monthly base rent of approximately $3,500.

            The Company believes that its facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS.

            In January 1998, a legal proceeding was commenced against MediVators titled "Thomas Nyland, F/K/A Thomas Cecchi v. MediVators, Inc." in Minnesota state court. The plaintiff, a former sales representative of MediVators, alleges an unspecified amount due for lost commissions, breach of contract, and other ancillary claims. The Company has formally responded to this lawsuit and has denied all of plaintiff's claims, and has obtained summary judgement dismissing a portion of the claims. Currently, both parties are conducting discovery and a trial date has been set for December 13, 1999. Management believes that the remaining claims alleged in the lawsuit are unmeritorious and intends to vigorously defend itself in this action, and that the claims will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

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

                                      HIGH             LOW
                                      ----             ---
YEAR ENDED JULY 31, 1999

First Quarter                         9               6 1/2
Second Quarter                        8 1/4           5 1/2
Third Quarter                         7               5 1/4
Fourth Quarter                        6               5

YEAR ENDED JULY 31, 1998

First Quarter                         7 7/8           5 1/2
Second Quarter                        7 3/4           6 1/2
Third Quarter                         9 1/4           6 1/2
Fourth Quarter                        9 1/4           8 1/2

            On October 8, 1999, the closing price of the Company's Common Stock was $4.8125 and the Company had 297 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

            The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K.

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
                  (Amounts in thousands, except per share data)

                                        YEAR ENDED JULY 31,
                         --------------------------------------------
                           1999     1998     1997     1996      1995
                         -------  -------  -------  -------   -------
Net sales................$50,102  $40,009  $34,987  $29,792   $34,125
Cost of sales (1)........ 34,515   26,530   23,296   19,410    23,684
Gross profit............. 15,587   13,479   11,691   10,382    10,441
Income from operations
  before interest
  expense and income
  taxes (2)..............  3,336    3,210    2,671    1,216       700
Interest expense (3).....    271      179      143      258       492
Income from operations
  before income taxes....  3,065    3,031    2,528      958       208
Income taxes (3).........  1,696    1,336    1,432      536     1,001
Net income (loss)........  1,369    1,695    1,096      422      (793)

Earnings per common share:

  Basic (2)(4)...........  $ .31    $ .40    $ .27    $ .11     $(.21)
                           =====    =====    =====    =====     ======

  Diluted (2)(4).........  $ .30    $ .38    $ .25    $ .10     $(.21)
                           =====    =====    =====    =====     ======

Weighted average number
  of common and common
  equivalent shares:
  Basic..................  4,394    4,240    4,073    3,790     3,739
  Diluted................  4,591    4,484    4,354    4,309     3,739

                        CONSOLIDATED BALANCE SHEET DATA:
                  (Amounts in thousands, except per share data)

                                         JULY 31,
                       -------------------------------------------
                         1999     1998     1997     1996     1995
                       -------  -------  -------  -------  -------
Total assets ......... $25,039  $22,478  $18,602  $15,998  $19,823
Current assets........  21,564   19,174   17,009   14,454   17,994
Current liabilities...   8,834    6,194    5,903    3,081    5,271
Working capital.......  12,730   12,980   11,106   11,373   12,723
Long-term debt, less..
  current portion.....   1,567    3,004    1,594    3,419    6,087
Stockholders' equity..  14,545   13,226   11,017    9,401    8,374
Book value per
  outstanding common
  share...............   $3.28    $3.03    $2.64    $2.42    $2.22
Common shares
  outstanding.........   4,441    4,367    4,166    3,889    3,765

----------

(1) Includes for fiscal 1999 an inventory write-off of $452,000 associated with the discontinuance of MediVators' medical sharps disposal business. Includes for fiscal 1995 an inventory write-down of $758,000 associated with the MediVators' medical sharps disposal business.

(2) Includes for fiscal 1999 costs of $467,000 associated with the discontinuance of MediVators' medical sharps disposal business, as well as costs of $74,000 associated with the termination of a proposed acquisition. Includes for fiscal 1996 costs of $486,000 associated with the MediVators merger. Includes for fiscal 1995 a $903,000 write-down of certain inventory and related assets of MediVators' medical sharps disposal business.

(3) Includes for fiscal 1996 a recovery of prior years' federal and provincial income taxes and withholding taxes of approximately $182,000 and interest of approximately $103,000 arising from a negotiated settlement with Revenue Canada of a prior year tax reassessment.

(4) In fiscal 1999, the charge of $467,000 associated with the discontinuance of MediVators' medical sharps disposal business reduced basic and diluted earnings per share by $0.11 and $0.10, respectively. Without this charge, basic and diluted earnings per share for fiscal 1999, as adjusted, would have been $0.42 and $0.40, respectively.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

            The results of operations reflect primarily the results of Carsen and MediVators. Reference is made hereafter to the impact on the Company's results of operations of a weaker Canadian dollar against the United States dollar during fiscal 1999 compared with fiscal 1998 (decrease in value of approximately 6% based upon month-end exchange rates), and fiscal 1998 compared with fiscal 1997 (decrease in value of approximately 4%).

            The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.

                                           YEAR ENDED JULY 31,
                        ------------------------------------------------------
                               1999               1998              1997
                        ------------------------------------------------------
                                      (Dollar amounts in thousands)
                           $        %        $        %        $        %
                        -------- -------- -------- -------- -------- --------
Medical Products        $16,887     33.7  $12,679     31.7  $14,927     42.7
Infection Control
  Products                9,334     18.6    8,086     20.2    5,332     15.2
Scientific Products       6,868     13.7    5,957     14.9    5,786     16.6
Product Service           5,223     10.4    3,879      9.7    3,999     11.4
Consumer Products        12,557     25.1    9,848     24.6    5,431     15.5
Elimination of inter-
  company sales of
  Infection Control
  Products                 (767)    (1.5)    (440)    (1.1)    (488)    (1.4)
                        -------- -------- -------- -------- -------- --------
                        $50,102    100.0  $40,009    100.0  $34,987    100.0
                        ======== ======== ======== ======== ======== ========

      FISCAL 1999 COMPARED WITH FISCAL 1998

            Net sales increased by $10,093,000, or 25.2%, to $50,102,000 in fiscal 1999, from $40,009,000 in fiscal 1998. This increase was attributable to the increased sales of all business segments. Net sales were adversely impacted in fiscal 1999 compared with fiscal 1998 by approximately $2,236,000 due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

            For fiscal 1999, the increased sales of Medical Products in Canada were principally due to an increase in demand, and to a lesser extent selling price increases. The increased sales of Infection Control Products were attributable to an increase in demand for infection control products in the United States; continued expansion and improvement of the international distribution of MediVators' infection control products; and to a lesser extent selling price increases. The increased sales of

Scientific Products were primarily attributable to an increase in demand for microscopes. The increased sales of Product Service were attributable to an expansion of the Company's service business at Carsen and MediVators. The increased sales of Consumer Products were due primarily to stronger demand from national accounts for both 35 mm. and digital cameras.

            Gross profit increased by $2,108,000, or 15.6%, to $15,587,000 in fiscal 1999, from $13,479,000 in fiscal 1998. Gross profit was adversely impacted in fiscal 1999 compared with fiscal 1998 by approximately $626,000 due to the translation of Carsen's gross profit using a weaker Canadian dollar against the United States dollar. The gross profit margin as a percentage of sales decreased to 31.1% in fiscal 1999, from 33.7% in fiscal 1998. The lower gross profit margin for fiscal 1999 was primarily attributable to the adverse impact of a weaker Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; the write-off of inventory in the amount of $452,000 associated with the discontinuance of MediVators' medical sharps disposal business; increased sales of consumer products, which generally have lower gross profit margins; more competitive sales of medical products; and an increase in cash discounts and volume rebates associated with consumer products. The margin decrease was net of improvements in gross margin attributable to favorable sales mix, selling price increases and volume related manufacturing efficiencies associated with infection control products.

            Shipping and warehouse expenses increased by $34,000 to $725,000 for fiscal 1999, from $691,000 for fiscal 1998. The increase was attributable to variable freight costs associated with the increase in sales volume.

            Selling expenses as a percentage of net sales were 12.5% for fiscal 1999, compared with 12.3% for fiscal 1998. The increase was attributable to an increase in advertising and sales promotion costs associated with infection control products and consumer products, higher personnel costs and commissions associated with certain domestic sales of infection control products, partially offset by the effect of the increased sales against the fixed portion of selling expenses.

            General and administrative expenses increased by $605,000 to $4,395,000 for fiscal 1999, from $3,790,000 for fiscal 1998. The increase was primarily attributable to professional fees, amortization of intangible assets related to the acquisition of Lutz Medical in March 1998, and internal regulatory department costs, including costs of ISO certification.

            Research and development expenses decreased by $60,000 to $789,000 for fiscal 1999, from $849,000 for fiscal 1998. This decrease was due to a reduction in personnel costs and third party laboratory testing.

            The Company incurred costs of $74,000 in fiscal 1999 related to professional fees associated with the termination of a proposed acquisition.

            Interest expense increased to $271,000 in fiscal 1999, from $179,000 in fiscal 1998. This increase was primarily attributable to an increase in average borrowings outstanding during fiscal 1999 under the Company's revolving credit facilities.

            Income before income taxes increased by $34,000 to $3,065,000 for fiscal 1999, from $3,031,000 for fiscal 1998. Without the write-off associated with the discontinuance of MediVators' medical sharps disposal business, income before income taxes would have increased by $501,000 to $3,532,000, or 17%, for fiscal 1999.

            Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 46.2% and 45.1% for fiscal 1999 and 1998, respectively. For fiscal 1999, the consolidated effective tax rate is higher than the Canadian effective tax rate due to the fact that losses generated by the United States operations could not be used to offset income generated by the Canadian operations. The overall loss generated by the Company's United States operations was attributable to Corporate overhead, partially offset by net income at MediVators.

      FISCAL 1998 COMPARED WITH FISCAL 1997

            Net sales increased by $5,022,000, or 14.4%, to $40,009,000 in fiscal 1998, from $34,987,000 in fiscal 1997. This increase was principally attributable to the increased sales of Consumer Products and Infection Control Products, partially offset by decreased sales of Medical Products. Net sales were adversely impacted in fiscal 1998 compared with fiscal 1997 by approximately $1,457,000 due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

            The increased sales of Consumer Products for fiscal 1998 were due primarily to stronger demand from national accounts for certain 35 mm. camera models, as well as the strong demand for an expanded line of digital cameras, which were initially introduced during fiscal 1997. The increased sales of Infection Control Products were primarily attributable to an increase in demand for infection control products in the United States; continued expansion and improvement of the international distribution of

MediVators' infection control products; and the acquisition of Lutz Medical during March 1998, which expanded MediVators' line of endoscope disinfection products. The decreased sales of Medical Products in Canada were attributable to the lengthening of the sales cycle for medical products due to a change in hospital buying practices, thereby causing a decrease in demand.

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

LIQUIDITY AND CAPITAL RESOURCES

            At July 31, 1999, the Company's working capital was $12,730,000, compared with $12,980,000 at July 31, 1998. This decrease primarily reflects increases in accounts payable and accrued expenses and a decrease in insurance claim receivable, partially offset by an increase in accounts receivable. Accounts receivable and accounts payable at July 31, 1999 reflect increased sales and related product purchases during the months of June and July 1999.

            Net cash provided by operating activities was $2,189,000 for fiscal 1999, compared with net cash used in operating activities of $1,027,000 for fiscal 1998 and net cash provided by operating activities of $1,623,000 for fiscal 1997. In fiscal 1999, net cash provided by operating activities was primarily due to net income from operations after adjusting for depreciation and amortization and the write-off associated with the medical sharps disposal inventories, and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. In fiscal 1998, net cash used in operating activities was primarily due to increases in accounts receivable, inventories and other current assets, partially offset by net income after adjusting for depreciation and amortization and an increase in accounts payable and accrued expenses. In fiscal 1997, net cash provided by operating activities was primarily due to net income after adjusting for depreciation and amortization and an increase in accounts payable and accrued expenses, partially offset by increases in accounts receivable and inventories.

            Net cash used in investing activities was $648,000, $666,000 and $373,000 in fiscal 1999, 1998 and 1997, respectively, which was principally due to capital expenditures and, for fiscal 1998, the acquisition of Lutz Medical.

            Net cash used in financing activities was $1,500,000 in fiscal 1999, compared with net cash provided by financing activities of $1,530,000 in fiscal 1998 and net cash used in financing activities of $1,276,000 in fiscal 1997. These changes were principally due to the fluctuations in outstanding borrowings under the Company's revolving credit facilities and proceeds from the exercise of stock options and warrants and, in fiscal 1999, the repurchase of Common Stock.

            The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2000. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's Canadian prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. The prime rates associated with the Carsen and MediVators revolving credit facilities were 6.25% and 8%, respectively, at July 31, 1999. Each of the credit facilities provide for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

            During fiscal 1999 compared with fiscal 1998, the average value of the Canadian dollar declined 6% relative to the value of the United States dollar. A further decrease in the value of the Canadian dollar against the United States dollar would adversely affect the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such adverse currency fluctuations would also result in a corresponding adverse change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

            Under the Carsen credit facility the Company's Canadian subsidiary has a $15,000,000 (U.S. dollars) foreign exchange hedging facility which is available to be used to minimize future adverse currency fluctuations as they relate to purchases of inventories. At October 8, 1999, Carsen had foreign exchange forward contracts aggregating $5,000,000 (United States dollars), and foreign exchange option contracts aggregating $5,000,000 (United States dollars), to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent a substantial portion of the Canadian subsidiary's projected purchases of inventories through January 2000. The weighted average exchange rate of the forward contracts open at October 8, 1999 was $1.4767 Canadian dollar per United States dollar, or $.6772 United States dollar per Canadian dollar. The weighted average range of the option contracts open at October 8, 1999 was $1.4801 to $1.4190 Canadian dollar per United States dollar, or $.6756 to $.7047 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on October 8, 1999 was $1.4714 Canadian dollar per United States dollar, or $.6796 United States dollar per Canadian dollar.

            For purposes of translating the balance sheet, at July 31, 1999 compared with July 31, 1998, the value of the Canadian dollar compared to the value of the United States dollar was relatively constant. As a result, at July 31, 1999, the negative cumulative foreign currency translation adjustment was reduced by $43,000 compared to July 31, 1998, thereby slightly increasing stockholders' equity. However, since July 31, 1997, the net increase in the negative cumulative foreign currency translation adjustment (due to the conversion of Carsen's net assets using a weaker Canadian dollar) has reduced stockholders' equity by $873,000.

            The Company believes that its anticipated cash flow from operations and the funds available under the revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future based upon the current level of operations. At October 8, 1999, approximately $3,271,000 was available under the credit facilities.

            As of July 31, 1999, the Company had net operating loss carryforwards for financial statement and domestic tax reporting purposes ("NOLs") of approximately $16,900,000 which will expire through July 31, 2014. Of this amount, approximately $3,300,000 represents NOLs accumulated by MediVators prior to the MediVators merger, which may only be used against the future earnings of MediVators and are subject to annual limitations due to the ownership change.

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

            The Company has assessed the ability of its computerized information systems to process transactions relating to years 2000 and beyond. While certain modifications are required, the Company expects to achieve necessary modifications on a timely basis at a cost of approximately $50,000, the majority of which will be capital expenditures and most of which have already been incurred. Only minor modifications remain to be completed, and the Company will have fully completed all year 2000 modifications by December 1999. There can be no assurance, however, that the systems of other companies on which the Company relies, including major suppliers and customers, will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an adverse impact on the Company's operations. Management has requested a complete year 2000 assessment from all of its major suppliers and customers, the majority of which have indicated that they are, or will be, year 2000 compliant.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES
         ABOUT MARKET RISK.

            Foreign currency market risk: Carsen pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in
Note 2 to the Consolidated Financial Statements. During fiscal 1999 and 1998, fluctuations in the exchange rates between the United States and Canada had an adverse impact upon the Company's results of operations and stockholders' equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

            Interest rate market risk: The Company has two credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is affected by the general level of interest rates in the United States and Canada.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The current directors and executive officers of the Company are as follows:

Name                      Age             Position
----                      ---             --------

Charles M. Diker           64       Chairman of the Board and
                                       Director
Alan J. Hirschfield        64       Vice Chairman of the Board,
                                       Director and a member of the
                                       Compensation Committee
Robert L. Barbanell        69       Director, Chairman of the Audit
                                       Committee and a member of
                                       the Compensation Committee
Darwin C. Dornbush, Esq.   69       Secretary and Director
Morris W. Offit            62       Director and a member of the
                                       Audit Committee
James P. Reilly            59       President, Chief Executive
                                       Officer and Director
John W. Rowe, M.D.         55       Director
Bruce Slovin               63       Director and a member of
                                       the Audit Committee
Roy K. Malkin              53       President and Chief Executive
                                       Officer of MediVators
Craig A. Sheldon           37       Vice President and Controller
William J. Vella           43       President and Chief Operating
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

            Mr. Barbanell has served as President of Robert L. Barbanell Associates, Inc., a financial consulting company, since July 1994. Mr. Barbanell is also Chairman of the Board and a director of Marine Drilling Companies, Inc.
(NYSE), a drilling contractor, a director of Kaye Group Inc. (NASDAQ), an insurance brokerage and insurance underwriting company, and a director of Sentry Technology Corporation (AMEX), a security products company.

            Mr. Dornbush has served as Secretary of the Company since July 1990. He has been a partner in the law firm of Dornbush Mensch Mandelstam & Schaeffer, LLP, which has been general counsel to the Company, for more than the past five years. Mr. Dornbush is also a director of Benihana, Inc. (NASDAQ), a company which operates Japanese restaurants.

            Mr. Offit has served as Chief Executive Officer of OFFITBANK, a limited purpose trust company chartered by the New York State Banking Department, since July 1990. Mr. Offit is a Trustee of Johns Hopkins University where he served as Chairman of the Board of Trustees from 1990 through 1996. He serves as a director of Hasbro Inc. (AMEX), a toy manufacturer.

            Mr. Reilly has served as President and Chief Executive Officer of the Company since June 1989. Mr. Reilly is a certified public accountant.

            Dr. Rowe has served as President and Chief Executive Officer of Mount Sinai NYU Health since July 1998, President of the Mount Sinai Hospital from July 1988 to July 1998, and President of the Mount Sinai School of Medicine from July 1988 to July 1999. He also serves as a Professor of Medicine and of Geriatrics at the Mount Sinai School of Medicine.

            Mr. Slovin has served as President and a director of MacAndrews & Forbes Holdings Inc. and Revlon Group, Inc., privately held industrial holding companies, since 1985. Mr. Slovin is also a director of Kuala Healthcare, Inc. (NASDAQ), a health care services company, Infu-Tech, Inc. (NASDAQ), a home health care company, and M&F Worldwide Corp. (NYSE), a manufacturer of licorice extract and flavorings.

            Mr. Malkin has served as President and Chief Executive Officer of MediVators since June 1999. From June 1984 until July 1994 and from November 1996 until May 1999, Mr. Malkin was President and Chief Executive Officer of RKM Enterprises Ltd., a multi-national consulting group for the healthcare industry. From July 1994 until October 1996, Mr. Malkin was employed by Steris Corporation, most recently as Senior Vice President.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC, and the Company is required to disclose in this Report any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 1999 fiscal year transactions and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for the 1999 fiscal year, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners for such fiscal year, except for the following: (i) a single transaction (purchase of shares) of Charles M. Diker was not included in a report filed for the month that such transaction occurred, but was included in the following month's report; (ii) a report of a single transaction (purchase of shares) of Bruce Slovin was filed late; and (iii) a report of a single transaction (exercise of an option by delivery of shares) of William J. Vella was filed late.

ITEM 11. EXECUTIVE COMPENSATION.

            The following table sets forth, for the fiscal years ended July 31, 1999, 1998 and 1997, compensation, including salary, bonuses, stock options and certain other compensation, paid by the Company to the Chief Executive Officer and to the other executive officers of the Company who received more than $100,000 in salary and bonus during fiscal year 1999:

                           SUMMARY COMPENSATION TABLE

              ----------------------------------------------------

                                                       Long-Term
                                                      Compensation
                             Annual Compensation (1)    Awards (2)

   Name and                    Salary      Bonus        Options
Principal Position    Year      ($)         ($)           (#)
------------------    ----     ------      ------       -------
Charles M. Diker      1999     150,000          0        51,000
  Chairman of the     1998     125,000          0        51,000
  Company             1997     100,000          0        51,000

James P. Reilly(3)    1999     275,000     98,494       101,000
  President and       1998     250,000     39,225         1,000
  Chief Executive     1997     250,000     12,600         1,000
  Officer of the
  Company

Craig A. Sheldon      1999     109,000     18,000         6,000
  Vice President      1998      97,500     15,000         5,000
  and Controller      1997      88,125     10,000         5,000
  of the Company

William J. Vella(4)   1999     144,997     69,668        10,000
  President and       1998     133,447     16,500        10,000
  Chief Operating     1997     122,060     10,150         6,000
  Officer of
  Carsen Group Inc.

----------

(1) The Company did not pay or provide other forms of annual compensation (such as perquisites and other personal benefits) to the above-named executive officers having a value exceeding the lesser of $50,000 or 10% of the total annual salary and bonus reported for such officers.

(2) The Company has no long-term incentive compensation plan other than the 1991 Employee Stock Option Plan, the 1997 Employee Stock Option Plan, the MediVators 1991 Stock Option Plan, the 1991 Directors' Stock Option Plan and the 1998 Directors' Stock Option Plan described herein and various individually granted options. The Company does not award stock appreciation rights, restricted stock awards or long-term incentive plan pay-outs.

(3) In March 1999, the Company entered into a four year employment agreement with James P. Reilly (the "Employment Agreement") that is effective as of August 1, 1998. The Employment Agreement provides for (i) an annual base salary of $275,000, subject to annual increases equal to the greater of 5% or a cost of living formula, (ii) annual incentive compensation equal to 6% of the increase in the current fiscal year's pre-tax income over the highest pre-tax income of any prior fiscal year commencing July 31, 1998, subject to adjustment for specified events, (iii) bonuses of $65,000 payable upon each of the execution of the Employment Agreement, August 1, 1999 and August 1, 2000,
      (iv) participation in employee health, insurance and other benefit plans,
      (v) maintenance by the Company of a life insurance policy on the life of Mr. Reilly in the face amount of $500,000 payable to his designated beneficiary, and (vi) use of a Company owned or leased automobile. In addition, Mr. Reilly was granted a stock option under the Company's 1997 Employee Stock Option Plan to purchase 100,000 shares of Common Stock at an exercise price equal to $6.00 (the fair market value of the shares on the date of grant) and having a ten year term. The Employment Agreement provides that if Mr. Reilly's employment is terminated for any reason, including voluntary termination, death, disability or cause, prior to August 1, 2000, he will be entitled to a severance payment of $65,000. If the Employment Agreement expires and Mr. Reilly's employment is terminated thereafter for any reason, Mr. Reilly will be entitled to a severance payment equal to one year's base salary plus the amount of his bonus for the most recently completed fiscal year (the "Severance Amount"). In the event of a "Change In Control" (as defined in the Employment Agreement), Mr. Reilly has a nine month option to terminate his employment and receive a severance payment on a formula basis based on his average compensation over the previous three years. If such termination is prior to August 1, 1999, severance is 2.5 times such average compensation. After August 1, 1999 such amount is reduced by 2.5% per month, but not below the Severance Amount described above. The Employment Agreement contains a non-competition provision applicable for two years following termination of Mr. Reilly's employment. The Company has the right to terminate the Agreement for death, disability and "cause" (as defined in the Employment Agreement") and Mr. Reilly has the right to terminate the Employment Agreement upon three month's notice.

(4) Mr. Vella was paid his salary and bonus in Canadian dollars. The dollar amounts above have been translated from Canadian dollars to U.S. dollars based upon an average exchange rate during the respective fiscal year.

      On May 19, 1999, MediVators entered into an employment agreement with Roy
K. Malkin that expires on July 31, 2002. Mr. Malkin's employment provides for
(i) an annual base salary of $175,000, subject to annual increases equal to the greater of 5% or a cost of living formula, (ii) annual incentive compensation commencing July 31, 2000, equal to 5% of the increase in

MediVators' current fiscal year's pre-tax income over MediVators' highest pre-tax income of any prior fiscal year, (iii) participation in employee health, insurance and other benefit plans, (iv) maintenance by MediVators of a life insurance policy on the life of Mr. Malkin in the face amount of $250,000 payable to his designated beneficiary, (v) use of a Company owned or leased automobile and (vi) the Company to grant Mr. Malkin an option to purchase 50,000 shares of Common Stock under the 1997 Employee Stock Option Plan at an exercise price equal to $5.25 (the fair market value of the shares on the date of grant). Since Mr. Malkin was employed for only a portion of fiscal 1999, he is not included in the Compensation Table above.

OPTION GRANTS IN FISCAL 1999

      The following stock option information is furnished for the fiscal year ended July 31, 1999 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock options granted during such fiscal year. Stock options were granted without tandem stock appreciation rights.

                              % of Total
                   Number of    Options                            Potential Realizable
                    Shares    Granted to                             Value at Assumed
                  Underlying   Employees   Exercise               Annual Rates of Stock
                   Options    During the   Price Per  Expiration    Price Appreciation
      Name         Granted    Fiscal Year  Share ($)     Date     for Option Term ($)(1)
      ----        ----------  -----------  ---------  ----------  ----------------------
                                                                      5%         10%
                                                                    -------  ---------

Charles M. Diker   50,000 (2)    19.5         7.75     10/29/08     631,197  1,005,075
                    1,000 (3)     0.4         5.3125    7/30/09       8,654     13,779

James P. Reilly     1,000 (3)     0.4         5.3125    7/30/09       8,654     13,779
                  100,000 (4)    39.1         6.00      3/28/09     977,337  1,556,245

Craig A. Sheldon    6,000 (5)     2.3         6.50      2/24/04      49,775     62,810

William J. Vella   10,000 (5)     3.9         6.50      2/24/04      82,958    104,683

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

(4) This option was granted under the Company's 1997 Employee Stock Option Plan. The exercise price per share of the option is the market value per share on the date of grant. The option is subject to vesting of 16,666 shares each in six equal annual installments, the first on the date of grant, and the remaining four shares on 1/1/05.

(5) These options were granted under the Company's 1997 Employee Stock Option Plan. The exercise price per share of the options is the market value per share on the date of grant. The options are subject to vesting as follows:
      25% of the total shares covered by the options vest on each of the first four anniversaries of the date of the grant.

AGGREGATED OPTION EXERCISES IN FISCAL 1999
AND FISCAL YEAR-END OPTION VALUES

      The following information is furnished for the fiscal year ended July 31, 1999 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock option exercises during such fiscal year.

                                                 Number of Shares                   Value of
                                              Underlying Unexercised         Unexercised in-the-Money
                    Shares                      Options at 7/31/99 (#)        Options at 7/31/99 ($)
                  Acquired on     Value      ----------------------------  ----------------------------
     Name         Exercise (#)  Realized ($) Exercisable  Non-Exercisable  Exercisable  Non-Exercisable
     ----         ------------  ------------ -----------  ---------------  -----------  ---------------
Charles M. Diker          0             0     109,501        51,499           13,875            0

James P. Reilly     139,815       489,353      73,166        84,834          177,313            0

Craig A. Sheldon          0             0      22,500        13,500           15,938            0

William J. Vella      5,000        12,500      18,750        24,250            2,125            0

STOCK OPTIONS

      An aggregate of 250,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1991 Employee Stock Option Plan (the "1991 Employee Plan"). Options granted under the 1991 Employee Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The 1991 Employee Plan is administered in all respects by a committee composed of at least two non-employee members of the Company's Board of Directors who are designated by the Board (the "Stock Option Committee"). The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the 1991 Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the 1991 Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of an employee who possesses more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Holder"), the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by the tendering or cashless exchange of shares of Common Stock or of options to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the 1991 Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. All options outstanding at July 31, 1999, have a term of five years. At July 31, 1999, options to purchase 122,834 shares of Common Stock at prices between $4.25 and $8.75 per share were outstanding under the 1991 Employee Plan, and 68,791 shares were available for grant under the 1991 Employee Plan. No additional options will be granted under the 1991 Employee Plan.

      An aggregate of 400,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1997 Employee Stock Option Plan, as amended (the "1997 Employee Plan"). Options granted under the 1997 Employee Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Code. The 1997 Employee Plan is administered in all respects by the Stock Option Committee. The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the 1997 Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the 1997 Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of a 10% Holder, the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by the tendering or cashless exchange of shares of Common Stock or of options to acquire shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the 1997 Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. All options outstanding at July 31, 1999, have a term of five years, except for 100,000 options granted to Mr. Reilly under the terms of his employment agreement, which have a term of ten years. At July 31, 1999, options to purchase 236,500 shares of Common Stock at prices between $5.25 and $8.75 per share were outstanding under the 1997 Employee Plan, and 163,500 shares were available for grant under the 1997 Employee Plan.

      An aggregate of 200,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1991 Directors' Stock Option Plan (the "1991 Directors' Plan"). Options granted under the 1991 Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The 1991 Directors' Plan provides for the automatic grant to each of the Company's directors of options to purchase 1,000 shares of Common Stock on the last business day of the Company's fiscal year. In addition, an option to purchase 500 shares of Common Stock is granted automatically on the last business day of each fiscal quarter to each director (exclusive of Messrs. Diker, Reilly and Dornbush and any other director who serves as an officer or employee of the Company) provided that the director attended any regularly scheduled meeting of the Board, if any, held during such quarter. Each such option grant is at an exercise price equal to the fair market value of the Common Stock on the date of grant and has a ten year term. Mr. Dornbush, who is both an officer and director of the Company (and who thereby does not receive said quarterly option grant), was granted a non-plan option to purchase 500 shares of Common Stock on the last business day of each fiscal quarter provided that Mr. Dornbush attended any regularly scheduled meeting of the Board, if any, held during such quarter. The fiscal year options are exercisable in two equal annual installments commencing on the first anniversary of the grant thereof and the quarterly options, including the non-plan options issued to Mr. Dornbush, are exercisable in full immediately. At July 31, 1999, options to purchase 133,500 shares of Common Stock at prices between $2.00 and $10.25 per share were outstanding under the 1991 Directors' Plan, and 16,500 shares were available for grant under the 1991 Directors' Plan. In addition, at July 31, 1999 Mr. Dornbush had non-plan options to purchase an aggregate of 6,000 shares of Common Stock at prices between $5.3125 and $8.75 per share. No additional options will be granted under the 1991 Director's Plan, and no additional quarterly non-plan options will be granted to Mr. Dornbush.

      An aggregate of 200,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1998 Directors' Stock Option Plan (the "1998 Directors' Plan"). Options granted under the 1998 Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The 1998 Directors' Plan provides for the automatic grant to each of the Company's directors of options to purchase 1,000 shares of Common Stock on the last business day of the Company's fiscal year. In addition, an option to purchase 500 shares of Common Stock is granted automatically on the last business day of each fiscal quarter to each director (exclusive of Messrs. Diker and Reilly and any other director who is a full-time employee of the Company) provided that the director attended any regularly scheduled meeting of the Board, if any, held during such quarter. Each such option grant is at an exercise price equal to the fair market value of the Common Stock on the date of grant and has a ten year term. The fiscal year options are exercisable in two equal annual installments commencing on the first anniversary of the grant thereof and the quarterly options are exercisable in full immediately. At July 31, 1999 there were no options to purchase shares of Common Stock outstanding under the 1998 Directors' Plan, and 200,000 shares were available for grant under the 1998 Directors' Plan.

      The Company also has outstanding options granted by MediVators prior to the MediVators merger under the MediVators 1991 Stock Option Plan (the "MediVators Plan") which became fully exercisable as a result of the MediVators merger. At July 31, 1999, options to purchase 9,321 shares of Common Stock at prices between $6.08 and $8.27 per share were outstanding under the MediVators Plan. No additional options will be granted under the MediVators Plan.

      In July 1990, Mr. Reilly was granted a ten year non-plan option to purchase 50,000 shares of Common Stock at an exercise price of $1.875 per share. This option is exercisable in full and expires in July 2000.

      In December 1994, Mr. Barbanell was granted a five year non-plan option to purchase 25,000 shares of Common Stock at an exercise price of $3.75 per share. This option is currently exercisable in full and expires in December 1999.

      In October 1996, Mr. Diker was granted a ten year non-plan option to purchase 50,000 shares of Common Stock at an exercise price of $7.375 per share. This option is exercisable in full. In October 1997, Mr. Diker was granted a ten year non-plan option to purchase 50,000 shares of Common Stock at an exercise price of $7.00 per share. This option is exercisable in full. In October 1998, Mr. Diker was granted a ten-year non-plan option to purchase 50,000 shares of Common Stock at an exercise price of $7.75 per share. This option is exercisable in three equal annual installments beginning October 1998.

      In October 1998, Dr. Rowe was granted a ten year non-plan option to purchase 10,000 shares of Common Stock at an exercise price of $8.00 per share. This option is exercisable in three equal annual installments beginning October 1998. In March 1999, Dr. Rowe was granted a ten year non-plan option to purchase 10,000 shares of Common Stock at an exercise price of $6.375 per share. This option is exercisable in three equal annual installments beginning March 1999.

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE OF
THE BOARD OF DIRECTORS AND THE STOCK OPTION COMMITTEE

      The Compensation Committee of the Company's Board of Directors (the "Committee") is responsible for setting and administering the policies which govern annual executive compensation. The Committee is currently comprised of two members, Alan J. Hirschfield and Robert L. Barbanell, both of whom are non-employee directors.

      Executive compensation for the fiscal year ended July 31, 1999 consisted of base salary plus an incentive bonus when earned. The policy of the Committee, in consultation with the Chairman and the Chief Executive Officer, is to provide compensation to the Chief Executive Officer and the Company's other executive officers reflecting the contribution of such executives to the Company's growth in sales and earnings, the implementation of strategic plans consistent with the Company's long-term objectives, and the enhancement of shareholder value.

      Mr. Reilly, the President and Chief Executive Officer of the Company, serves the Company pursuant to a four-year employment agreement effective as of August 1, 1998 and is compensated pursuant to the express terms of such agreement.

      Long-term incentive compensation policy consists exclusively of the award of stock options under the Company's 1991 Employee Plan and 1997 Employee Plan and, in the case of officers who serve as directors of the Company, non-discretionary annual option grants of 1,000 shares under the Company's 1991 Directors' Plan and 1998 Directors' Plan.

      The Stock Option Committee under the 1991 Employee Plan and the 1997 Employee Plan is responsible for the award of stock options. Two non-employee directors, Alan J. Hirschfield and Robert L. Barbanell, currently serve on the Stock Option Committee, which administers the granting of options under the 1991 Employee Plan and the 1997 Employee Plan.

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

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF SECURITIES

      The following table sets forth stock ownership information as of October 8, 1999 concerning (i) each director and persons nominated to become directors of Cantel, (ii) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known by Cantel to beneficially own more than five (5%) percent of the outstanding shares of Cantel's Common Stock, (iii) the Chief Executive Officer and the other executive officers named in the Summary Compensation Table above, and (iv) Cantel's executive officers and directors as a group:

                                                          Amount and
                                                           Nature of
   Name and Address                                       Beneficial      Percentage
   of Beneficial Owners     Position With the Company     Ownership (1)    of Class
   --------------------     -------------------------     -------------   ----------
   Charles M. Diker         Chairman of the Board and       962,967 (2)       21.0
   One New York Plaza       Director
   New York, New York

   Alan J. Hirschfield      Vice Chairman of the Board      223,833 (3)        5.0
   P.O. Box 7443            and Director
   Jackson, Wyoming

   Robert L. Barbanell      Director                         64,500 (4)        1.4

   Darwin C. Dornbush, Esq. Secretary and Director           25,180 (5)         .6

   Morris W. Offit          Director                         56,500 (6)        1.3

   James P. Reilly          President and CEO and           169,407 (7)        3.8
                            Director

   John W. Rowe, M.D.       Director                         11,501 (8)         .3

   Bruce Slovin             Director                        178,500 (9)        4.0

   Craig A. Sheldon         Vice President and               25,000 (10)        .6
                            Controller

   William J. Vella         President and COO of             43,203 (11)       1.0
                            Carsen Group Inc.

   All officers and                                       1,760,591 (12)      36.3
   directors as a group
   of 11 persons

----------

(1) Unless otherwise noted, Cantel believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from October 8, 1999 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days from October 8, 1999 have been exercised.

(2) Includes 142,834 shares which Mr. Diker may acquire pursuant to stock options. Does not include an aggregate of 584,790 shares owned by (i) Mr. Diker's wife, (ii) certain trusts for the benefit of Mr. Diker's children,
      (iii) certain accounts with Weiss, Peck and Greer, an investment firm of which Mr. Diker is a non-managing principal, over which accounts Mr. Diker exercises investment discretion, (iv) the DicoGroup, Inc., a corporation of which Mr. Diker serves as Chairman of the Board, and (v) a non-profit corporation of which Mr. Diker and his wife are the principal officers and directors. Mr. Diker disclaims beneficial ownership as to all of the foregoing shares.

(3) Includes 27,500 shares which Mr. Hirschfield may acquire pursuant to stock options.

(4) Includes 39,500 shares which Mr. Barbanell may acquire pursuant to stock options. Does not include 2,500 shares owned by Mr. Barbanell's wife as to which Mr. Barbanell disclaims beneficial ownership.

(5) Includes 15,500 shares which Mr. Dornbush may acquire pursuant to stock options.

(6) Includes 24,500 shares which Mr. Offit may acquire pursuant to stock options.

(7) Includes 73,166 shares which Mr. Reilly may acquire pursuant to stock options. Does not include 69,907 shares owned by Mr. Reilly's wife as to which Mr. Reilly disclaims beneficial ownership.

(8) Includes 11,501 shares which Dr. Rowe may acquire pursuant to stock options.

(9) Includes 28,500 shares which Mr. Slovin may acquire pursuant to stock options. Does not include an aggregate of 9,000 shares owned by (i) certain trusts for the benefit of Mr. Slovin's children and (ii) a charitable foundation established by Mr. Slovin. Mr. Slovin disclaims beneficial ownership as to all of the foregoing shares.

(10) Includes 25,000 shares which Mr. Sheldon may acquire pursuant to stock options.

(11) Includes 25,500 shares which Mr. Vella may acquire pursuant to stock options.

(12)  Includes 413,501 shares which may be acquired pursuant to stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

             1.    CONSOLIDATED FINANCIAL STATEMENTS:

                   (i) Report of Independent Auditors.

                   (ii) Consolidated Balance Sheets as of July 31, 1999 and
             1998.

                   (iii) Consolidated Statements of Income for the years ended
             July 31, 1999, 1998 and 1997.

                   (iv) Consolidated Statements of Changes in Stockholders'
             Equity for the years ended July 31, 1999, 1998 and 1997.

                   (v) Consolidated Statements of Cash Flows for the years ended
             July 31, 1999, 1998 and 1997.

                   (vi) Notes to Consolidated Financial Statements.

             2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

                   (i) Schedule II - Valuation and Qualifying Accounts for the
             years ended July 31, 1999, 1998 and 1997.

             All other financial statement schedules are omitted since they are not required, not applicable, or the information has been included in the Consolidated Financial Statements or Notes thereto.

             3.    EXHIBITS:

             2(a) - Asset Purchase Agreement dated as of March 16, 1998 by and among Registrant, Chris Lutz Medical, Inc., Christopher C. Lutz and Bonolyn L. Lutz. (Incorporated herein by reference to Exhibit 2(a) to Registrant's 1998 Annual Report on Form 10-K [the "1998 10-K"].)

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

             10(e) - Stock Option Agreement, dated as of July 25, 1990 between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10(q) to Registrant's 1990 Annual Report on Form 10-K.)

             10(f) - Agreement between Carsen Group Inc. and Olympus America, Inc., dated April 1, 1994. (Incorporated by reference to Exhibit 10(g) to Registrant's 1994 Annual Report on Form 10-K.)

            10(g) - Loan Agreement dated as of October 29, 1993 among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated herein by reference to Exhibit 10(v) of Registrant's 1993 Annual Report on Form 10-K.)

             10(h) - Stock Option Agreement, dated as of December 15, 1994, between the Registrant and Robert L. Barbanell. (Incorporated herein by reference to Exhibit 10(m) of Registrant's 1995 Annual Report on Form 10-K [the "1995 10-K"].)

             10(i) - First Amendment to Loan Agreement, dated as of August 28, 1995, among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated herein by reference to Exhibit 10(n) of Registrant's 1995 10-K.)

             10(j) - Exclusive License Agreement by and between Mayo Foundation for Medical Education and Research (formerly Mayo Medical Resources) and MediVators regarding the OTT Disinfector dated April 1, 1986, together with the First Amendment thereto dated May 26, 1988 and the Second Amendment thereto dated as of January 1, 1990. (Incorporated herein by reference to Exhibit 10A to MediVators' Registration Statement on Form S-18, File No. 33- 41859C.)

             10(k) - MediVators' 1991 Stock Option and Compensation Plan as amended. (Incorporated by reference to Exhibit 10P to MediVators' Registration Statement on Form S-3, File No. 33-79764.)

             10(l) - Loan and Security Agreement dated as of May 27, 1996, among MediVators, Inc., Disposal Sciences, Inc. and National Canada Finance Corp. (Incorporated by reference to Exhibit 10(s) of Registrant's 1996 Annual Report on Form 10-K [the "1996 10-K"].)

             10(m) - Stock Option Agreement, dated as of October 17, 1996 , between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(v) of Registrant's 1996 10-K.)

             10(n) - Registrant's 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10(s) of Registrant's 1997 Annual Report on Form 10-K [the "1997 10-K"].)

             10(o) - Form of Incentive Stock Option Agreement under Registrant's 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10(t) of the Registrant's 1997 10-K.)

             10(p) - Second Loan Amending Agreement, dated as of April 19, 1996, among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(w) of Registrant's 1997 10-K.)

             10(q) - Third Loan Amending Agreement, dated as of March 7, 1997, among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(x) of Registrant's 1997 10-K.)

             10(r) - First Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc., dated as of August 26, 1997, among Registrant and Olympus America Inc. (Incorporated by reference to Exhibit 10(y) of Registrant's 1997 10-K.)

             10(s) - First Amendment to Loan and Security Agreement dated as of December 1, 1997, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(u) of Registrant's 1998 10-K.)

             10(t) - Second Amendment to Loan and Security Agreement dated as of July 1, 1998, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(v) of Registrant's 1998 10-K.)

             10(u) - Third Amendment to Loan and Security Agreement dated as of October 26, 1998, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(w) of Registrant's 1998 10-K.)

             10(v) - Stock Option Agreement, dated as of October 16, 1997, between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(x) of Registrant's 1998 10-K.)

             10(w) - Form of Non-Plan Stock Option Agreement between the Registrant and Darwin C. Dornbush. (Incorporated by reference to Exhibit 10(y) of Registrant's 1998 10-K.)

             10(x) - Stock Option Agreement, dated as of October 5, 1998, between the Registrant and John W. Rowe. (Incorporated by reference to Exhibit 10(z) of Registrant's 1998 10-K.)

             10(y) - Non-Competition Agreement, dated as of March 16, 1998, between the Registrant, Christopher C. Lutz and Bonolyn L. Lutz. (Incorporated by reference to Exhibit 10(aa) of Registrant's 1998 10-K.)

             10(z) - Employment Agreement, dated as of May 19, 1999, between the Registrant and Roy K. Malkin.

             10(aa) - Employment Agreement, dated as of August 1, 1998, between the Registrant and James P. Reilly.

             10(bb) - Fourth Loan Amending Agreement, dated as of May 11, 1999, among Registrant, Carsen Group Inc. and National Bank of Canada.

             10(cc) - Fourth Amendment to Loan and Security Agreement dated as of November 1, 1998, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada.

             10(dd) - Fifth Amendment to Loan and Security Agreement dated as of October 1, 1999, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada.

             10(ee) - Distributor Agreement dated as of August 1, 1999, among MediVators, Inc. and Olympus America, Inc. - Endoscope Division.

             10(ff) - Stock Option Agreement, dated as of October 30, 1998, between the Registrant and Charles M. Diker.

             10(gg) - Stock Option Agreement, dated as of March 10, 1999, between the Registrant and John W. Rowe.

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

                                   CANTEL INDUSTRIES, INC.

Date:  October 27, 1999            By: /s/ JAMES P. REILLY
                                      --------------------------
                                      James P. Reilly, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer
                                      and Principal Financial
                                      Officer)

                                   By: /s/ CRAIG A. SHELDON
                                      --------------------------
                                      Craig A. Sheldon, Vice
                                      President and Controller
                                      (Chief Accounting Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ CHARLES M. DIKER                        Date:  October 27, 1999
----------------------------
Charles M. Diker, a Director
and Chairman of the Board


/s/ JAMES P. REILLY                         Date:   October 27, 1999
----------------------------
James P. Reilly, a Director
and President


/s/ ROBERT L. BARBANELL                     Date:  October 27, 1999
----------------------------
Robert L. Barbanell, a Director


/s/ DARWIN C. DORNBUSH                      Date:   October 27, 1999
----------------------------
Darwin C. Dornbush, a Director


/s/ ALAN J. HIRSCHFIELD                     Date:   October 27, 1999
----------------------------
Alan J. Hirschfield, a Director


/s/ MORRIS W. OFFIT                         Date:   October 27, 1999
----------------------------
Morris W. Offit, a Director


/s/ JOHN W. ROWE                            Date:   October 27, 1999
----------------------------
John W. Rowe, a Director


/s/ BRUCE SLOVIN                            Date:   October 27, 1999
Bruce Slovin, a Director

                            CANTEL INDUSTRIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 1999

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

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cantel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Cantel Industries, Inc. as of July 31, 1999 and 1998 and the `related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Industries, Inc. at July 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
September 22, 1999

                            CANTEL INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

               (Dollar Amounts in Thousands, Except Share Data)

                                                               July 31,
                                                          1999          1998

ASSETS
Current assets:

  Cash                                                   $   534      $   493
  Accounts receivable, net of allowance for doubtful accounts of $81 in 1999 and

    $62 in 1998                                           11,208        8,446
  Inventories                                              8,971        9,207
  Insurance claim receivable                                   -          563
  Prepaid expenses and other current assets                  851          465
                                                         --------     --------
Total current assets                                      21,564       19,174

Property and equipment, at cost:

  Furniture and equipment                                  1,729        2,132
  Leasehold improvements                                     438          619
                                                         --------     --------
                                                           2,167        2,751

  Less accumulated depreciation and amortization          (1,272)      (1,910)
                                                         --------     --------
                                                             895          841
Intangible assets, net                                     1,666        1,823
Other assets                                                 914          640
                                                         --------     --------
                                                         $25,039      $22,478

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

  Accounts payable                                       $ 6,099      $ 4,148
  Compensation payable                                       868          989
  Other accrued expenses                                   1,321          893
  Income taxes payable                                       546          164
                                                         --------     --------
Total current liabilities                                  8,834        6,194

Long-term debt                                             1,567        3,004
Deferred income taxes                                         93           54

Commitments and contingencies

Stockholders' equity:

  Preferred Stock, par value $1.00 per share;

    authorized 1,000,000 shares; none issued                   -            -
  Common Stock, par value $.10 per share;
    authorized 7,500,000 shares; issued 1999
    - 4,517,945 shares, outstanding 1999 - 4,440,545

    shares; issued and outstanding 1998 - 4,367,201 shares   452          437
  Additional capital                                      19,304       19,019
  Accumulated deficit                                     (2,588)      (3,957)
  Accumulated other comprehensive income:

    Cumulative foreign currency translation adjustment    (2,230)      (2,273)
  Treasury Stock, 77,400 shares at cost                     (393)           -

Total stockholders' equity                                14,545       13,226
                                                         --------     --------
                                                         $25,039      $22,478

See accompanying notes.

                            CANTEL INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
             (Dollar Amounts in Thousands, Except Per Share Data)

                                                       Year Ended July 31,
                                                    1999      1998      1997

Net sales:

  Product sales                                   $44,879   $36,130   $30,988
  Product service                                   5,223     3,879     3,999
                                                  -------   -------   -------
Total net sales                                    50,102    40,009    34,987
                                                  -------   -------   -------

Cost of sales:

  Product sales                                    31,013    24,251    20,801
  Product service                                   3,050     2,279     2,495
  Write-off of medical sharps inventories             452         -         -
                                                  -------   -------   -------
Total cost of sales                                34,515    26,530    23,296
                                                  -------   -------   -------

Gross profit                                       15,587    13,479    11,691
                                                  -------   -------   -------

Expenses:

  Shipping and warehouse                              725       691       590
  Selling                                           6,268     4,939     4,401
  General and administrative                        4,395     3,790     3,440
  Research and development                            789       849       589
  Costs associated with proposed acquisition           74         -         -
                                                  -------   -------   -------
Total operating expenses                           12,251    10,269     9,020
                                                  -------   -------   -------

Income before interest expense

  and income taxes                                  3,336     3,210     2,671

Interest expense                                      271       179       143
                                                  -------   -------   -------

Income before income taxes                          3,065     3,031     2,528

Income taxes                                        1,696     1,336     1,432
                                                  -------   -------   -------

Net income                                        $ 1,369   $ 1,695   $ 1,096
                                                  =======   =======   =======

Earnings per common share:

  Basic                                           $  0.31   $  0.40   $  0.27
                                                  =======   =======   =======

  Diluted                                         $  0.30   $  0.38   $  0.25
                                                  =======   =======   =======






See accompanying notes.

                             CANTEL INDUSTRIES, INC.

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        (Dollar Amounts in Thousands, Except Share Data)

                            Years Ended July 31, 1999, 1998 and 1997

                                                                      Accumulated             Total
                            COMMON STOCK                                 Other      Treasury  Stock-
                        Number of            Additional  Accumulated  Comprehensive  Stock,  holders'
                         SHARES     AMOUNT     CAPITAL      DEFICIT      INCOME      AT COST   EQUITY
Balance, July 31, 1996  3,888,695      $389     $17,088     $(6,748)     $(1,328)     $   -   $ 9,401

 Exercise of options
  and warrants            277,627        28         521                                           549
 Translation adjustment                                                      (29)                 (29)
 Net income                                                   1,096                             1,096
                        --------- ---------  ----------  -----------  -----------   --------  --------
Balance, July 31, 1997  4,166,322       417      17,609      (5,652)      (1,357)         -    11,017

 Exercise of options       20,189         2         118                                           120
 Acquisition of
  Lutz Medical            180,690        18       1,292                                         1,310
 Translation adjustment                                                     (916)                (916)
 Net income                                                   1,695                             1,695
                        --------- ---------  ----------  -----------  -----------   --------  --------
Balance, July 31, 1998  4,367,201       437      19,019      (3,957)      (2,273)         -    13,226

 Exercise of options      154,882        15         315                                           330
 Repurchase of
  Common Stock            (77,400)                                                     (393)     (393)
 Escrow settlement
  related to

  Lutz Medical             (4,138)                  (30)                                          (30)
 Translation adjustment                                                       43                   43
 Net income                                                   1,369                             1,369
                        --------- ---------  ----------  -----------  -----------   --------  --------
Balance, July 31, 1999  4,440,545      $452     $19,304     $(2,588)     $(2,230)     $(393)  $14,545
                        ========= =========  ==========  ===========  ===========   ========  ========


See accompanying notes.

                            CANTEL INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Dollar Amounts in Thousands)

                                                        Year Ended July 31,
                                                    1999      1998      1997

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                         $1,369    $1,695   $1,096
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:

    Depreciation and amortization                     482       332      295
    Write-off of medical sharps inventories           452         -        -
    Deferred income taxes                              39       (28)      (9)
    Changes in assets and liabilities:

      Accounts receivable                          (2,756)   (1,928)  (1,716)
      Inventories                                    (187)     (794)    (778)
      Other current assets                            178      (682)     (87)
      Accounts payable and accrued expenses         2,233       740    2,347
      Income taxes payable                            379      (362)     475
                                                   -------   -------  -------
Net cash provided by (used in) operating

  activities                                        2,189    (1,027)   1,623
                                                   -------   -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                 (362)     (374)    (296)
Acquisition of Lutz Medical                             -      (315)       -
Other, net                                           (286)       23      (77)
                                                   -------   -------  -------
Net cash used in investing activities                (648)     (666)    (373)
                                                   -------   -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under

  credit facilities                                (1,409)    1,417   (1,866)
Capital lease obligations                             (28)       (7)      41
Proceeds from exercise of stock options
  and warrants                                        330       120      549
Purchases of treasury stock                          (393)        -        -
                                                   -------   -------  -------
Net cash (used in) provided by financing

  activities                                       (1,500)    1,530   (1,276)
                                                   -------   -------  -------

Increase (decrease) in cash                            41      (163)     (26)
Cash at beginning of year                             493       656      682
                                                   -------   -------  -------
Cash at end of year                                $  534    $  493   $  656
                                                   =======   =======  =======




See accompanying notes.

                            CANTEL INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JULY 31, 1999, 1998 AND 1997

1.    BUSINESS DESCRIPTION

Cantel Industries, Inc. ("Cantel") has two wholly-owned subsidiaries (collectively known as the "Company"). Its United States subsidiary, MediVators, Inc. ("MediVators" or "United States subsidiary") is engaged in the manufacturing, marketing, distribution and service of infection control products. Its Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary") is engaged in the marketing, distribution and service of medical and infection control, scientific and consumer products in Canada, as well as servicing medical equipment.

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

INSURANCE CLAIM RECEIVABLE

Insurance claim receivable represents the net book value of inventories damaged during a warehouse break-in at Carsen, for which Carsen received full recovery from its insurance companies during fiscal 1999.

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

STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"), the Company has elected to follow Accounting Principal Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") and related interpretations in accounting for its stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company's employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant.

INCOME TAXES

The Company accounts for income taxes by the liability method in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES" ("SFAS
No. 109").

No income taxes have been provided on the undistributed earnings ($13,881,000 at July 31, 1999) of Carsen since the Company does not intend to repatriate such earnings unless no additional United States taxes would result upon such repatriation.

INTANGIBLE ASSETS

In connection with the acquisition of Chris Lutz Medical, Inc. ("Lutz Medical") during fiscal 1998, Cantel acquired intangible assets consisting primarily of customer lists, intellectual property, a non-compete agreement and goodwill. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years. Amortization expense on intangible assets was $167,000 and $68,000 for fiscal 1999 and 1998, respectively.

Goodwill with respect to Carsen of approximately $66,000 is not being amortized since, in the opinion of management, there has been no diminution of value since acquisition prior to 1970.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES",was issued, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of hedging activities, management does not anticipate that the adoption of this statement will have a significant effect on the financial position or results of operations of the Company.

3.    COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive income for the years ended July 31, 1999, 1998 and 1997 are set forth in the following table:

                                                 Year Ended July 31,
                                          1999         1998        1997

Net income                             $1,369,000  $1,695,000   $1,096,000
Other comprehensive income (loss):
  Foreign currency translation

   adjustment                              43,000    (916,000)     (29,000)
                                       ----------  -----------  -----------
Comprehensive income                   $1,412,000  $  779,000   $1,067,000
                                       ==========  ===========  ===========

4.    UNUSUAL CHARGES

During fiscal 1999, the Company discontinued MediVators' medical sharps disposal business, which business had virtually no sales and was not significant to the results of operations for the Company's Infection Control business in fiscal 1999, 1998 and 1997. In connection with this discontinued business, the Company wrote-off its remaining net investment in the amount of $467,000, of which $452,000 represented inventories and is included within cost of sales.

Additionally, the Company incurred costs of $74,000 in fiscal 1999 related to professional fees associated with the termination of a proposed acquisition.

5.    INVENTORIES

A summary of inventories is as follows:

                                       July 31,
                                 1999            1998

            Parts               $2,230,000     $2,407,000
            Work-in-process         41,000        341,000

            Finished Goods       6,700,000      6,459,000

            Total               $8,971,000     $9,207,000
                                ==========     ==========

6.    FINANCING ARRANGEMENTS

The Company has two credit facilities, a $5,000,000 revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2000. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's Canadian prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. The prime rates associated with the Carsen and MediVators revolving credit facilities were 6.25% and 8%, respectively, at July 31, 1999. Each of the credit facilities provide for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel. There were $1,561,000 and $2,970,000 of borrowings outstanding under these facilities at July 31, 1999 and 1998, respectively.

7.    INCOME TAXES

Deferred income taxes recorded in the consolidated balance sheets at July 31, 1999 and 1998 include deferred tax assets related to net operating loss carryforwards ("NOLs") of $5,746,000 and $5,610,000, respectively, which have been fully offset by valuation allowances, and deferred tax liabilities related to the use of accelerated methods of depreciation for income tax purposes of $93,000 and $54,000, respectively. The valuation allowances have been established equal to the full amount of the deferred tax assets, as the Company was not assured at July 31, 1999 and 1998 that it was more likely than not that a benefit will be realized.

For financial statement and domestic tax reporting purposes, the Company has NOLs of approximately $16,900,000 at July 31, 1999, which expire through July 31, 2014. Of this amount, approximately $3,300,000 represents NOLs accumulated by MediVators prior to the MediVators merger, which may only be used against the future earnings of MediVators and are subject to annual limitations due to the ownership change. The NOLs presented are based upon the tax returns as filed and are subject to examination by the Internal Revenue Service.

The provision (benefit) for income taxes consists of the following:

                                  Year Ended July 31,

                1999                   1998                    1997
      ------------------------------------------------------------------------
           CURRENT    DEFERRED    CURRENT    DEFERRED     CURRENT    DEFERRED

United

 States $   22,000   $       -  $    5,000   $      -    $    7,000   $     -
Canada   1,635,000      39,000   1,359,000    (28,000)    1,434,000    (9,000)
        ----------   ---------  ----------   ---------   ----------   --------

Total   $1,657,000   $  39,000  $1,364,000   $(28,000)   $1,441,000   $(9,000)
        ==========   =========  ==========   =========   ==========   ========

The components of income (loss) before income taxes are as follows:

                                Year Ended July 31,
                     1999             1998               1997

United States    $ (556,000)      $   79,000          $ (576,000)
Canada            3,621,000        2,952,000           3,104,000
                 -----------      ----------          -----------
Total            $3,065,000       $3,031,000          $2,528,000
                 ===========      ==========          ===========

The effective tax rate differs from the United States statutory tax rate (34%) due to the following:

                                               Year Ended July 31,
                                         1999         1998           1997

Expected statutory tax expense       $1,042,000   $1,031,000     $  860,000
Canadian dividend withholding taxes      21,000            -          3,000
Differential attributable to

  Canadian operations                   443,000      327,000        370,000
Utilization of NOLs                           -      (27,000)             -
Benefit not recognized on
  domestic operating losses             189,000            -        196,000
State and local taxes                     1,000        5,000          3,000
                                     ----------   -----------    ----------
Total                                $1,696,000   $1,336,000     $1,432,000
                                     ==========   ===========    ==========

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

The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of medical equipment, precision instruments, industrial technology equipment and consumer products. The aggregate annual minimum purchase obligations for all such products (excluding digital camera products) are approximately $17.3 million and $19.4 million during the contract years ending March 31, 2000 and 2001, respectively.

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

      MEDIVATORS AGREEMENT

MediVators has a four year agreement with Olympus (the "MediVators Agreement") which expires on August 1, 2003, under which Olympus was granted the exclusive right to distribute all MediVators' endoscope disinfection equipment and related accessories in the United States and Puerto Rico, including the product line acquired from Lutz Medical in March 1998. All products sold by Olympus pursuant to this agreement bear both the "Olympus" and "MediVators" trademarks.

This agreement provides for minimum purchase projections. Failure to achieve the minimum purchase projections in any contract year could give MediVators the right to terminate the agreement.

Sales to Olympus are recognized on a bill and hold basis based upon the receipt of a written purchase order from Olympus, the completion date specified in the order, the actual completion of the manufacturing process and the invoicing of goods. At July 31, 1999 and 1998, accounts receivable included bill and hold receivables of approximately $314,000 and $904,000, respectively.

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

FOREIGN EXCHANGE CONTRACTS

The Company's Canadian subsidiary enters into foreign exchange forward contracts and foreign exchange option contracts to purchase United States dollars to hedge against currency fluctuations affecting purchases of inventory. Total commitments for such foreign currency forward and option contracts amounted to approximately $11,286,000 at July 31, 1999, and cover the majority of Carsen's projected purchases of inventory through January 2000. The fair value of such contracts at July 31, 1999, based upon current market quotes for contracts with similar terms, approximated the carrying value of such contracts.

LEASE OBLIGATIONS

Aggregate future minimum rental commitments at July 31, 1999 under operating leases for property and equipment are as follows:

             Year Ending July 31,

                  2000                           $396,000
                  2001                            231,000
                  2002                             56,000
                  2003                             22,000
                  2004                             13,000
                  Total rental commitments       $718,000

Rent expense aggregated $440,000, $459,000 and $329,000 for fiscal 1999, 1998 and 1997, respectively.

LITIGATION

In January 1998, a legal proceeding was commenced against MediVators titled "Thomas Nyland, F/K/A Thomas Cecchi v. MediVators, Inc." in Minnesota state court. The plaintiff, a former sales representative of MediVators, alleges an unspecified amount due for lost commissions, breach of contract, and other ancillary claims. The Company has formally responded to this lawsuit and has denied all of plaintiff's claims, and has obtained summary judgement dismissing a portion of the claims. Currently, both parties are conducting discovery and a trial date has been set for December 13, 1999. Management believes that the remaining claims alleged in the lawsuit are unmeritorious and intends to vigorously defend itself in this action, and that the claims will not have a material adverse effect on the Company.

9.    STOCKHOLDERS' EQUITY

The Company's 1991 Employee Stock Option Plan provides for the granting of options to employees to purchase up to 250,000 shares of the Company's Common Stock through January 2, 2001. Options under this plan are granted at no less than 100% of the market price at the time of the grant, typically become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. At July 31, 1999, 68,791 shares were available for grant under this plan. No additional options will be granted under the 1991 Employee Stock Option Plan.

The Company's 1997 Employee Stock Option Plan, as amended, provides for the granting of options to employees to purchase up to 400,000 shares of the Company's Common Stock through October 15, 2007. Options under this plan are granted at no less than 100% of the market price at the time of the grant, typically become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. At July 31, 1999, 163,500 shares were available for grant under this plan.

The Company's 1991 Directors' Stock Option Plan provides for the granting of options to directors to purchase up to 200,000 shares of its Common Stock. Options under this plan may be granted to directors only. Under the plan, options to purchase 1,000 shares are granted annually on the last business day of the Company's fiscal year to each member of the Company's Board of Directors. The annual options are exercisable, as to 50% of the number of shares, on the first anniversary of the grant of such options and are exercisable for the balance of such shares on the second anniversary of the grant of such options. On a quarterly basis, options to purchase 500 shares are granted to each member of the Company's Board, except for employees of the Company, in attendance at that quarter's Board of Directors meeting. The quarterly options are exercisable immediately. The exercise price of each option is the fair market value on the date the option is granted, and the options expire ten years from the date of the grant. At July 31, 1999, 16,500 shares were available for grant under this plan. No additional options will be granted under the 1991 Directors' Stock Option Plan.

The Company's 1998 Directors' Stock Option Plan provides for the granting of options to directors to purchase up to 200,000 shares of its Common Stock. Options under this plan may be granted to directors only. Under the plan, options to purchase 1,000 shares are granted annually on the last business day of the Company's fiscal year to each member of the Company's Board of Directors. The annual options are exercisable, as to 50% of the number of shares, on the first anniversary of the grant of such options and are exercisable for the balance of such shares on the second anniversary of the grant of such options. On a quarterly basis, options to purchase 500 shares are granted to each member of the Company's Board, except for employees of the Company, in attendance at that quarter's Board of Directors meeting. The quarterly options are exercisable immediately. The exercise price of each option is the fair market value on the date the option is granted, and the options expire ten years from the date of the grant. At July 31, 1999, 200,000 shares were available for grant under this plan.

The Company also has outstanding non-plan options which have been granted at the market price at the time of grant and expire up to a maximum of ten years from the date of grant, and options granted by MediVators prior to the Merger under the MediVators 1991 Stock Option Plan which became fully exercisable as the result of the Merger. No additional options will be granted under the MediVators Stock Option Plan.

In accordance with the provisions of SFAS No. 123, the Company has elected to follow APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and diluted earnings per share would have been $997,000 and $0.22, respectively, for fiscal 1999, $1,339,000 and $0.30, respectively, for fiscal 1998 and $847,000 and $0.19, respectively, for fiscal 1997. The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions: expected dividend yield of 0%; expected stock price volatility ranging from .31 to .46; risk-free interest rate at date of grant ranging from 5.71% to 6.19%; and expected weighted average option lives of 4-10 years. Additionally, all options were considered to be non-deductible for tax purposes in the valuation model. The weighted average fair value of options granted was $3.11 and $3.47 per share for fiscal 1999 and 1998, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of stock option activity follows:

                                                        Weighted
                                         Number          Average

                                       OF SHARES     EXERCISE PRICE

     Outstanding at July 31, 1996       572,684          $4.53
       Granted                          139,000           6.69
       Canceled                         (59,525)          8.09
       Exercised                        (38,463)          4.94
                                       ---------
     Outstanding at July 31, 1997       613,696           4.77
       Granted                          148,500           6.81
       Canceled                         (45,191)          6.65
       Exercised                        (21,842)          6.07
                                       ---------
     Outstanding at July 31, 1998       695,163           5.03
       Granted                          305,000           6.36
       Canceled                         (88,944)          6.20
       Exercised                       (158,064)          2.23
                                       ---------
     Outstanding at July 31, 1999       753,155          $6.02
                                       =========

     Exercisable at July 31, 1997       462,363          $3.93
                                       =========

     Exercisable at July 31, 1998       496,498          $4.20
                                       =========

     Exercisable at July 31, 1999       426,365          $5.63
                                       =========

The following table summarizes additional information related to stock options outstanding at July 31, 1999:

                                OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                       Weighted
                                       Average
                                      Remaining     Weighted                      Weighted
                         Number      Contractual    Average        Number         Average
   Range of           Outstanding        Life       Exercise     Exercisable      Exercise
   EXERCISE PRICES  AT JULY 31, 1999   (MONTHS)      PRICE    AT JULY 31, 1999      PRICE
   $1.75  - $4.00       125,000           17         $2.58         125,000         $2.58
   $4.25  - $6.8125     338,927           77         $5.82         117,552         $5.56
   $7.00  - $10.25      289,228           73         $7.74         183,813         $7.75
                        -------                                    -------
   $1.75  - $10.25      753,155           65         $6.02         426,365         $5.63
                        =======                                    =======

There were an aggregate of 74,739 warrants outstanding to purchase shares of Common Stock at July 31, 1998 at prices ranging from $9.80 to $19.45 per share. These warrants expired during fiscal 1999.

10. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                     Year Ended July 31,
                                 1999        1998        1997

   Numerator for basic
     and diluted earnings

     per share:

     Net income               $1,369,000  $1,695,000  $1,096,000
                              ==========  ==========  ==========

   Denominator for basic
     and diluted earnings

     per share:

     Denominator for basic
       earnings per share -
       weighted average number

       of shares outstanding   4,394,406   4,240,023   4,073,304

     Dilutive effect of options
       and warrants using the
       treasury stock method and
       the average market price

       for the year              196,934     243,862     280,903
                              ----------  ----------  ----------

     Denominator for diluted
       earnings per share -
       weighted average number
       of shares and common

       stock equivalents       4,591,340   4,483,885   4,354,207
                              ==========  ==========  ==========

   Basic earnings per share       $ 0.31      $ 0.40      $ 0.27
                              ==========  ==========  ==========

   Diluted earnings per share     $ 0.30      $ 0.38      $ 0.25
                              ==========  ==========  ==========

In fiscal 1999, the charge of $467,000 associated with the discontinuance of MediVators' medical sharps disposal business, as discussed in Note 4 to the Consolidated Financial Statements, reduced basic and diluted earnings per share by $0.11 and $0.10, respectively. Without this charge, basic and diluted earnings per share for fiscal 1999, as adjusted, would have been $0.42 and $0.40, respectively.

11.   RETIREMENT PLANS

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

Aggregate contributions under these plans were $108,000, $90,000 and $47,000 for fiscal 1999, 1998 and 1997, respectively.

12.   SUPPLEMENTAL INCOME STATEMENT AND CASH FLOW INFORMATION

Advertising costs charged to expenses were $570,000, $357,000 and $257,000 for fiscal 1999, 1998 and 1997, respectively.

Interest paid was $280,000, $189,000 and $140,000 for fiscal 1999, 1998 and
1997, respectively.

Federal, state and foreign income tax payments were $1,319,000, $1,798,000 and $1,080,000 for fiscal 1999, 1998 and 1997, respectively.

During fiscal 1998, 180,690 shares of Common Stock valued at $1,310,000 were issued as part of the consideration paid for the Lutz Medical acquisition.

13.   INFORMATION AS TO OPERATIONS IN DIFFERENT INDUSTRIES AND
FOREIGN AND DOMESTIC OPERATIONS

Cantel is a healthcare company concentrating in infection prevention and control products and diagnostic equipment, as well as servicing medical equipment. Through its United States subsidiary, Cantel serves customers worldwide by designing, developing, manufacturing, marketing and distributing innovative products for the infection prevention and control industry. Through its Canadian subsidiary, Cantel markets and distributes medical equipment (including flexible and rigid endoscopes), precision instruments, (including microscopes) and industrial equipment (including remote visual inspection devices). In addition, its Canadian subsidiary distributes a full range of photographic equipment and supplies.

The medical, infection control and scientific products distributed by the Company consist of medical equipment, including flexible and rigid endoscopes, endoscope disinfection equipment, surgical equipment and related accessories that are sold to hospitals; precision instruments, including microscopes and related accessories that are sold to educational institutions, hospitals and government and industrial laboratories; and industrial technology equipment, including borescopes, fiberscopes and video image scopes that are sold primarily to large industrial companies.

The consumer products distributed by the Company consist of photographic and optical equipment, including 35 mm., APS (advanced photo systems) and digital cameras, binoculars, hand-held dictation equipment and related accessories. The consumer products are distributed mostly to independent retailers, cooperative buying groups, large retail store chains and major department stores.

In accordance with SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", the Company has determined its reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by management in analyzing segment performance are net sales and operating income. No customer accounts for more than 10% of the Company's net sales for the years presented.

(a) Information as to operations in different segments is summarized below:

                                                 Year Ended July 31,
                                        1999           1998            1997

Net sales:

 Medical Products                  $16,887,000     $12,679,000    $14,927,000
 Infection Control
   Products                          9,334,000       8,086,000      5,332,000
 Scientific Products                 6,868,000       5,957,000      5,786,000
 Product Service                     5,223,000       3,879,000      3,999,000
 Consumer Products                  12,557,000       9,848,000      5,431,000
 Elimination of inter-

   company sales of

   Infection Control

   Products                           (767,000)       (440,000)      (488,000)
                                   ------------    ------------   ------------
Total                              $50,102,000     $40,009,000    $34,987,000
                                   ============    ============   ============


Operating income (loss):

 Medical Products                  $ 3,038,000     $ 1,972,000    $ 2,348,000
 Infection Control
   Products (1)                        412,000         707,000        277,000
 Scientific Products                   231,000         317,000        (22,000)
 Product Service                     1,600,000       1,173,000      1,174,000
 Consumer Products                    (531,000)        106,000        (12,000)
 Elimination of inter-
   company operating
   income (loss) of

   Infection Control Products          (25,000)          2,000          1,000
                                    -----------    ------------   ------------
                                     4,725,000       4,277,000      3,766,000
General corporate expenses          (1,389,000)     (1,067,000)    (1,095,000)
Interest expense                      (271,000)       (179,000)      (143,000)
                                   ------------    ------------   ------------
Income before income taxes         $ 3,065,000     $ 3,031,000    $ 2,528,000
                                   ============    ============   ============

(1) Includes for fiscal 1999 costs of $467,000 associated with the discontinuance of MediVators' medical sharps disposal business. Without this write-off, fiscal 1999 operating income and income before income taxes for Infection Control Products would have been $879,000 and $3,532,000, respectively.

                                                 Year Ended July 31,
                                       1999           1998            1997

Identifiable assets:

 Medical Products                  $ 9,507,000     $ 6,940,000    $ 7,169,000
 Infection Control
   Products                          5,317,000       5,572,000      3,057,000
 Scientific Products                 4,865,000       4,154,000      3,774,000
 Product Service                       949,000       1,458,000      1,432,000
 Consumer products                   3,660,000       3,610,000      2,300,000
 General corporate                     741,000         744,000        870,000
                                   -----------     -----------    -----------
Total                              $25,039,000     $22,478,000    $18,602,000
                                   ===========     ===========    ===========


Capital expenditures:

 Medical Products                  $   122,000     $   109,000    $    38,000
 Infection Control
   Products                             66,000          63,000        220,000
 Scientific Products                    49,000          82,000         13,000
 Product Service                        35,000          34,000         10,000
 Consumer Products                      90,000          85,000         14,000
 General corporate                           -           1,000          1,000
                                   -----------     -----------    -----------
Total                              $   362,000     $   374,000    $   296,000
                                   ===========     ===========    ===========


Depreciation and amortization:

 Medical Products                  $    85,000     $    66,000    $    68,000
 Infection Control
   Products                            265,000         131,000         78,000
 Scientific Products                    41,000          58,000        100,000
 Product Service                        24,000          20,000         18,000
 Consumer Products                      63,000          52,000         25,000
 General corporate                       4,000           5,000          6,000
                                   -----------     -----------    -----------
Total                              $   482,000     $   332,000    $   295,000
                                   ===========     ===========    ===========

(b) Information as to geographic areas is summarized below:

                                                 Year Ended July 31,
                                       1999           1998            1997

Net sales:

   United States                   $ 8,994,000     $ 8,106,000    $ 5,703,000
   Canada                           41,108,000      31,903,000     29,284,000
                                   -----------     -----------    -----------
Total                              $50,102,000     $40,009,000    $34,987,000
                                   ===========     ===========    ===========



Operating income:

   United States                   $   484,000     $   768,000    $   117,000
   Canada                            4,241,000       3,509,000      3,649,000
                                   -----------     -----------    -----------
Total                              $ 4,725,000     $ 4,277,000    $ 3,766,000
                                   ===========     ===========    ===========



Total assets:

   United States                   $ 5,573,000     $ 6,143,000    $ 3,651,000
   Canada                           19,466,000      16,335,000     14,951,000
                                   -----------     -----------    -----------
Total                              $25,039,000     $22,478,000    $18,602,000
                                   ===========     ===========    ===========

                            CANTEL INDUSTRIES, INC.

       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     COLUMN A         COLUMN B      COLUMN C      COLUMN D      COLUMN E

                     BALANCE AT                                BALANCE

                     BEGINNING                                 AT END

                     OF PERIOD      ADDITIONS     DEDUCTIONS   OF PERIOD

Allowance for
doubtful accounts:

  Year ended

  July 31, 1999      $ 62,000      $ 61,000       $ 42,000     $ 81,000
                     ==================================================


  Year ended

  July 31, 1998      $ 82,000      $ 42,000       $ 62,000     $ 62,000
                     ==================================================


  Year ended

  July 31, 1997      $132,000      $  4,000       $ 54,000     $ 82,000
                     ==================================================