Form 10-Q
period 1999-10-31
CANTEL INDUSTRIES INC
filed 1999-12-14
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


     /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended October 31, 1999.



                                       or



     / / Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _____ to
          _____.


                         Commission file number: 0-6132


                             CANTEL INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                              22-1760285
-------------------------------       ---------------------------------
(State or other jurisdiction of            (I.R.S. employer
incorporation or organization)             identification no.)


1135 Broad Street, Clifton, New Jersey                  07013-3346
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

               Registrant's telephone number, including area code
                                 (973) 470-8700
                                 --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No


Number of shares of Common Stock outstanding as of December 3, 1999: 4,417,695.

                         PART I - FINANCIAL INFORMATION


                             CANTEL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                      October 31,      July 31,
                                                         1999           1999
                                                      -----------     ---------
ASSETS
Current assets:
  Cash                                                 $   607        $   534
  Accounts receivable, net                              10,220         11,208
  Inventories                                            9,444          8,971
  Prepaid expenses and other current assets                879            851
                                                      -----------     ---------
Total current assets                                    21,150         21,564

Property and equipment, net                                926            895
Intangible assets, net                                   1,633          1,666
Other assets                                             1,008            914
                                                      -----------     ---------
                                                       $24,717        $25,039


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 5,964        $ 6,099
  Compensation payable                                     536            868
  Other accrued expenses                                 1,047          1,321
  Income taxes payable                                     112            546
                                                      -----------     ---------
Total current liabilities                                7,659          8,834

Long-term debt                                           1,779          1,567
Deferred income taxes                                       95             93


Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                 -              -
  Common Stock, $.10 par value; authorized 12,000,000
    shares; issued - 4,517,945 shares; outstanding
    October 31 - 4,415,545 shares; outstanding July 31 -
    4,440,545 shares                                       452            452
  Additional capital                                    19,304         19,304
  Accumulated deficit                                   (2,093)        (2,588)
  Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment  (1,960)        (2,230)
  Treasury Stock, at cost; October 31 -
    102,400 shares; July 31 - 77,400 shares               (519)          (393)
                                                      -----------     ---------
Total stockholders' equity                              15,184         14,545
                                                      -----------     ---------
                                                       $24,717        $25,039
                                                      ===========     =========

See accompanying notes.

                             CANTEL INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)




                                                 Three Months Ended
                                                     October 31,
                                                   1999       1998
                                                 -------    -------
Net sales:
  Product sales                                  $11,222    $ 9,730
  Product service                                  1,319      1,136
                                                 -------    -------
Total net sales                                   12,541     10,866
                                                 -------    -------

Cost of sales:
  Product sales                                    7,798      6,914
  Product service                                    784        690
                                                 -------    -------
Total cost of sales                                8,582      7,604
                                                 -------    -------

Gross profit                                       3,959      3,262

Expenses:
  Shipping and warehouse                             203        162
  Selling                                          1,610      1,282
  General and administrative                       1,124        917
  Research and development                           142        187
                                                 -------    -------
Total operating expenses                           3,079      2,548
                                                 -------    -------

Income from operations before
  interest expense and income
  taxes                                              880        714

Interest expense                                      56         78
                                                 -------    -------

Income before income taxes                           824        636

Income taxes                                         329        224
                                                 -------    -------

Net income                                       $   495    $   412
                                                 =======    =======

Earnings per common share:
  Basic                                          $  0.11    $  0.09
                                                 =======    =======

  Diluted                                        $  0.11    $  0.09
                                                 =======    =======




See accompanying notes.

                             CANTEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)





                                                         Three Months Ended
                                                             October 31,
                                                          1999          1998
                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  495        $  412
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                           121           111
    Deferred income taxes                                     -             7
    Changes in assets and liabilities:
       Accounts receivable                                1,204          (133)
       Inventories                                         (295)         (117)
       Prepaid expenses and other current assets            (24)           13
       Accounts payable and accrued expenses               (900)       (1,098)
       Income taxes payable                                (443)          (99)
                                                        --------      --------
Net cash provided by (used in) operating activities         158          (904)
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (101)          (69)
Other, net                                                  (76)          (45)
                                                        --------      --------
Net cash used in investing activities                      (177)         (114)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under credit facilities                      218         1,031
Proceeds from exercise of stock options                       -            43
Purchases of Treasury Stock                                (126)            -
                                                        --------      --------
Net cash provided by financing activities                    92         1,074
                                                        --------      --------


Increase in cash                                             73            56
Cash at beginning of period                                 534           493
                                                        --------      --------
Cash at end of period                                   $   607       $   549
                                                        ========      ========






See accompanying notes.

                             CANTEL INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.           BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Industries, Inc. (the "Company" or "Cantel") on Form 10-K for the fiscal year ended July 31, 1999, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Cantel has two wholly-owned subsidiaries, Carsen Group Inc. ("Carsen"), its Canadian subsidiary, and MediVators, Inc. ("MediVators"), its United States subsidiary.

         The unaudited interim financial statements reflect all adjustments which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The condensed consolidated balance sheet at July 31, 1999 was derived from the audited consolidated balance sheet of the Company at that date.

         Certain items in the October 31, 1998 financial statements have been reclassified from statements previously presented to conform to the presentation of the October 31, 1999 financial statements.

Note 2.           COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive income for the three months ended October 31, 1999 and 1998 are set forth in the following table:

                                      Three Months Ended October 31,
                                      ------------------------------
                                           1999           1998
                                        ----------     -----------
Net income                              $  495,000     $  412,000
Other comprehensive income (loss):
  Foreign currency translation
   adjustment                              270,000       (207,000)
                                        ----------     -----------
Comprehensive income                    $  765,000     $  205,000
                                        ==========     ===========

Note 3.           EARNINGS PER COMMON SHARE

         Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.

         Diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price for the period.

         The following weighted average shares were used for the computation of basic and diluted earnings per common share:

                                         Three Months Ended October 31,
                                         ------------------------------
                                              1999          1998
                                           ----------     ----------
  Numerator for basic and diluted
    earnings per common share:
    Net income                             $  495,000     $  412,000
                                           ==========     ==========

  Denominator for basic and diluted
    earnings per common share:
    Denominator for basic earnings
      per common share - weighted
      average number of shares
      outstanding                           4,417,773      4,371,952

    Dilutive effect of common stock
      equivalents using the treasury
      stock method and the average
      market price for the period              66,444        269,604
                                           ----------     ----------

    Denominator for diluted earnings
      per common share - weighted
      average number of shares and
      common stock equivalents              4,484,217      4,641,556
                                           ==========     ==========

  Basic earnings per common share               $0.11          $0.09
                                           ==========     ==========

  Diluted earnings per common share             $0.11          $0.09
                                           ==========     ==========

Note 5.           FINANCING ARRANGEMENTS

         The Company has two credit facilities, a $5,000,000 (United States dollars) revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2000. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. The prime rates associated with the Carsen and MediVators revolving credit facilities were 6.25% and 8.25%, respectively, at October 31, 1999. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

Note 6.           INCOME TAXES

         Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.1% and 47.9% for the three months ended October 31, 1999 and 1998, respectively. For the three months ended October 31, 1999 and 1998, the consolidated effective tax rate is lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The results of operations reflect the results of Carsen and MediVators. Reference is made hereafter to the impact on the Company's results of operations of a stronger Canadian dollar against the United States dollar during the three months ended October 31, 1999 compared with the three months ended October 31, 1998 (increase in value of approximately 4% for the three months ended October 31, 1999 based upon average exchange rates). The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

         The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.

                                        Three Months Ended
                                            October 31,
                                 ------------------------------
                                       1999           1998
                                 ------------------------------
                                  (Dollar amounts in thousands)
                                     $       %      $        %
                                 -------   ----  -------   ----
Medical Products                 $ 3,256   25.9  $ 3,106   28.6
Infection Control Products         2,334   18.6    2,514   23.1
Scientific Products                1,400   11.2      893    8.2
Product Service                    1,319   10.5    1,136   10.5
Consumer Products                  4,337   34.6    3,350   30.8
Elimination of intercompany
  sales of Infection
  Control Products                  (105)   (.8)    (133)  (1.2)
                                 -------- ------ -------- ------
                                 $12,541  100.0  $10,866  100.0
                                 ======== ====== ======== ======

         Net sales increased by $1,675,000, or 15.4%, to $12,541,000 for the three months ended October 31, 1999, from $10,866,000 for the three months ended October 31, 1998. This increase was principally attributable to increased sales of Scientific Products, Product Service and Consumer Products. Net sales were positively impacted for the three months ended October 31, 1999, compared with the three months ended October 31, 1998, by approximately $405,000 due to the translation of Carsen's net sales using a stronger Canadian dollar against the United States dollar.

  The increased sales of Scientific Products was primarily attributable to an increase in demand for microscopes and related imaging equipment. The increased sales of Product Service was attributable to an expansion of the Company's service business at Carsen. The increased sales of Consumer Products was due primarily to stronger demand from national accounts for both 35 mm. and digital cameras.

         Gross profit increased by $697,000, or 21.4%, to $3,959,000 for the three months ended October 31, 1999, from $3,262,000 for the three months ended October 31, 1998. The gross profit margin for the three months ended October 31, 1999 was 31.6% compared with 30.0% for the three months ended October 31, 1998. The higher gross profit margin for the three months ended October 31, 1999 was primarily attributable to the positive impact of a stronger Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; selling price increases combined with a decrease in the cost of purchasing inventories from Carsen's principal supplier and a reduction in cash discounts and volume rebates, associated with consumer products; and sales mix associated with infection control products. These margin increases were net of a reduction in gross profit margin attributable to the increased sales of consumer products, which generally have lower gross profit margins.

         Gross profit was positively impacted for the three months ended October 31, 1999, compared with the three months ended October 31, 1998, by approximately $113,000 due to the translation of Carsen's gross profit using a stronger Canadian dollar against the United States dollar.

         Shipping and warehouse expenses increased by $41,000 to $203,000 for the three months ended October 31, 1999, from $162,000 for the three months ended October 31, 1998. This increase was attributable to variable freight costs associated with the increase in sales volume.

         Selling expenses as a percentage of net sales increased to 12.8% for the three months ended October 31, 1999, from 11.8% for the three months ended October 31, 1998. This increase was principally attributable to additional personnel and an increase in advertising and sales promotion costs associated with consumer products, partially offset by the effect of the increased sales against the fixed portion of selling expenses.

         General and administrative expenses increased by $207,000 to $1,124,000 for the three months ended October 31, 1999, from $917,000 for the three months ended October 31, 1998. This increase was primarily attributable to personnel costs, including incentive compensation, and professional fees.

         Research and development expenses decreased by $45,000 to $142,000 for the three months ended October 31, 1999, from $187,000 for the three months ended October 31, 1998. This decrease was due to a reduction in personnel costs and third party laboratory testing.

         Interest expense decreased to $56,000 for the three months ended October 31, 1999, from $78,000 for the three months ended October 31, 1998. This decrease was attributable to a decrease in average outstanding borrowings under the Company's revolving credit facilities during the three months ended October 31, 1999.

         Income before income taxes increased by $188,000 to $824,000 for the three months ended October 31, 1999, from $636,000 for the three months ended October 31, 1998.

         Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.1% and 47.9% for the three months ended October 31, 1999 and 1998, respectively. For the three months ended October 31, 1999 and 1998, the consolidated effective tax rate is lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1999, the Company's working capital was $13,491,000, compared with $12,730,000 at July 31, 1999. This increase primarily reflects an increase in inventories and decreases in compensation payable, other accrued expenses and income taxes payable, partially offset by a decrease in accounts receivable.

         Net cash provided by operating activities was $158,000 for the three months ended October 31, 1999 compared with net cash used in operating activities of $904,000 for the three months ended October 31, 1998. The net cash provided by operating activities for the three months ended October 31, 1999 was primarily due to net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued expenses and income taxes payable. The net cash used in operating activities for the three months ended October 31, 1998 was primarily due to a decrease in accounts payable and accrued expenses, partially offset by net income, after adjusting for depreciation and amortization.

         Net cash used in investing activities was $177,000 for the three months ended October 31, 1999 and $114,000 for the three months ended October 31, 1998, which was principally for capital expenditures.

         Net cash provided by financing activities was $92,000 for the three months ended October 31, 1999 and $1,074,000 for the three months ended October 31, 1998, which was principally due to net increases in outstanding borrowings under the Company's revolving credit facilities, partially offset for the fiscal 1999 period by the purchase of Treasury Stock.

         The Company has two credit facilities, a $5,000,000 (United States dollars) revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2000. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. The prime rates associated with the Carsen and MediVators revolving credit facilities were 6.25% and 8.25%, respectively, at October 31, 1999. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

         For the three months ended October 31, 1999, compared with the three months ended October 31, 1998, the average value of the Canadian dollar increased 4% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affects the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

         Under the Carsen credit facility the Company's Canadian subsidiary has a $15,000,000 (United States dollars) foreign exchange hedging facility which is available to be used to minimize future adverse currency fluctuations as they relate to purchases of inventories. At December 3, 1999, Carsen had foreign exchange forward contracts aggregating $4,626,000 (United States dollars), and foreign exchange option contracts aggregating $3,000,000
(United States dollars), to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent a substantial portion of the Canadian subsidiary's projected purchases of inventories through February 2000. The weighted average exchange rate of the forward contracts open at December 3, 1999 was $1.4732 Canadian dollar per United States dollar, or $.6788 United States dollar per Canadian dollar. The weighted average range of the option contracts open at December 3, 1999 was $1.4768 to $1.4134 Canadian dollar per United States dollar, or $.6771 to $.7075 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on December 3, 1999 was $1.4819 Canadian dollar per United States dollar, or $.6748 United States dollar per Canadian dollar.

         For purposes of translating the balance sheet, at October 31, 1999 compared with July 31, 1999, the value of the Canadian dollar increased by 2% relative to the value of the United States dollar. As a result, at October 31, 1999, the negative cumulative foreign currency translation adjustment was reduced by $270,000 compared to July 31, 1999, thereby increasing stockholders' equity.

         The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At December 3, 1999, $2,986,000 was available under the credit facilities.

         The Company has assessed the ability of its computerized information systems to process transactions relating to years 2000 and beyond. While certain modifications are required, the Company expects to achieve necessary modifications on a timely basis at a cost of approximately $50,000, the majority of which will be capital expenditures and most of which have already been incurred. Only minor modifications remain to be completed, and the Company will have fully completed all year 2000 modifications by December 31, 1999. There can be no assurance, however, that the systems of other companies on which the Company relies, including major suppliers and customers, will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an adverse impact on the Company's operations. Management has requested a complete year 2000 assessment from all of its major suppliers and customers, the majority of which have indicated that they are, or will be, year 2000 compliant.

         Inflation has not significantly impacted the Company's operations.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. All forward-looking statements involve risks and uncertainties, including, without limitation, acceptance and demand of new products, the impact of competitive products and pricing, the Company's ability to successfully integrate and operate acquired and merged businesses and the risks associated with such businesses, the ability of the Company's vendors and distributors to complete the necessary actions to achieve a year 2000 conversion for their computer systems and applications, and the risks detailed in the Company's filings and reports with the Securities and Exchange Commission. Such statements are only predictions, and actual events or results may differ materially from those projected.

ITEM 3.           QUALITATIVE AND QUANTITATIVE DISCLOSURES
                  ABOUT MARKET RISK.

         Foreign currency market risk: Carsen pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. During the three months ended October 31, 1999 compared with the three months ended October 31, 1998, fluctuations in the exchange rates between the United States and Canada had a positive impact upon the Company's results of operations and stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Interest rate market risk: The Company has two credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is affected by the general level of interest rates in the United States and Canada.

                           PART II - OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  There was no submission of matters to a vote during the three months ended October 31, 1999.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                       Exhibit 27, Financial Data Schedule

                  (b)  Reports on Form 8-K

                       There were no reports on Form 8-K filed during the three months ended October 31, 1999.

                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CANTEL INDUSTRIES, INC.

Date:  December 10, 1999           By:  /s/ James P. Reilly
                                        ------------------------------------
                                            James P. Reilly, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer
                                            and Principal Financial Officer)


                                   By:  /s/ Craig A. Sheldon
                                        ------------------------------------
                                            Craig A. Sheldon, Vice
                                            President and Controller
                                            (Chief Accounting Officer)