Form 10-Q
period 2000-01-31
CANTEL INDUSTRIES INC
filed 2000-03-15
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


             / X / Quarterly Report pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934
                For the quarterly period ended January 31, 2000.



                                       or



              / / Transition Report pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934
                 For the transition period from _____ to _____.


                         Commission file number: 0-6132


                             CANTEL INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          22-1760285
-------------------------------                   ------------------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                         identification no.)


1135 Broad Street, Clifton, New Jersey                  07013-3346
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

Number of shares of Common Stock outstanding as of March 3, 2000: 4,403,964.

                         PART I - FINANCIAL INFORMATION


                             CANTEL INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)





                                                          January 31,   July 31,
                                                             2000        1999
                                                          -----------   --------
ASSETS
Current assets:
  Cash                                                      $    438    $    534
  Accounts receivable, net                                     9,738      11,208
  Inventories                                                 11,062       8,971
  Prepaid expenses and other current assets                      841         851
                                                            --------    --------
Total current assets                                          22,079      21,564

Property and equipment, net                                      984         895
Intangible assets, net                                         1,598       1,666
Other assets                                                   1,057         914
                                                            --------    --------
                                                            $ 25,718    $ 25,039
                                                            ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  5,435    $  6,099
  Compensation payable                                           688         868
  Other accrued expenses                                         835       1,321
  Income taxes payable                                           173         546
                                                            --------    --------
Total current liabilities                                      7,131       8,834

Long-term debt                                                 2,562       1,567
Deferred income taxes                                             97          93

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                     -           -
  Common Stock, $.10 par value; authorized 12,000,000
    shares; January 31 - 4,547,220 shares issued and
    4,403,964 shares outstanding; July 31 - 4,517,945
    shares issued and 4,440,545 shares outstanding               455         452
  Additional capital                                          19,413      19,304
  Accumulated deficit                                         (1,510)     (2,588)
  Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment        (1,725)     (2,230)
  Treasury Stock, at cost; January 31 -
    143,256 shares; July 31 - 77,400 shares                     (705)       (393)
                                                            --------    --------
Total stockholders' equity                                    15,928      14,545
                                                            --------    --------
                                                            $ 25,718    $ 25,039
                                                            ========    ========

See accompanying notes.

                             CANTEL INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)




                                Three Months Ended      Six Months Ended
                                    January 31,            January 31,
                                  2000       1999        2000       1999
                                -------    -------      -------    -------
Net sales:
  Product sales                 $12,749    $11,046      $23,971    $20,776
  Product service                 1,312      1,295        2,631      2,431
                                -------    -------      -------    -------
Total net sales                  14,061     12,341       26,602     23,207
                                -------    -------      -------    -------

Cost of sales:
  Product sales                   8,880      7,558       16,678     14,472
  Product service                   656        684        1,440      1,374
                                -------    -------      -------    -------
Total cost of sales               9,536      8,242       18,118     15,846
                                -------    -------      -------    -------

Gross profit                      4,525      4,099        8,484      7,361

Expenses:
  Shipping and warehouse            246        195          449        357
  Selling                         1,638      1,479        3,248      2,761
  General and administrative      1,257      1,084        2,381      2,001
  Research and development          219        240          361        427
  Costs associated with
    proposed acquisition              -         74            -         74
                                -------    -------      -------    -------
Total operating expenses          3,360      3,072        6,439      5,620
                                -------    -------      -------    -------

Income from operations before
  interest expense and income
  taxes                           1,165      1,027        2,045      1,741

Interest expense                     75         91          131        169
                                -------    -------      -------    -------
Income before income taxes        1,090        936        1,914      1,572

Income taxes                        507        434          836        658
                                -------    -------      -------    -------

Net income                      $   583    $   502      $ 1,078    $   914
                                =======    =======      =======    =======

Earnings per common share:
  Basic                         $  0.13    $  0.11      $  0.24    $  0.21
                                =======    =======      =======    =======

  Diluted                       $  0.13    $  0.11      $  0.24    $  0.20
                                =======    =======      =======    =======




See accompanying notes.

                             CANTEL INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)





                                                     Six Months Ended
                                                        January 31,
                                                     2000       1999
                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $ 1,078    $   914
Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                      258        228
    Deferred income taxes                              -           16
    Changes in assets and liabilities:
       Accounts receivable                           1,864        (89)
       Inventories                                  (1,739)      (363)
       Prepaid expenses and other current assets        17        (29)
       Accounts payable and accrued expenses        (1,602)    (1,091)
       Income taxes payable                           (389)        49
                                                   -------    -------
Net cash used in operating activities                 (513)      (365)
                                                   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                  (245)      (195)
Other, net                                            (139)       (95)
                                                   -------    -------
Net cash used in investing activities                 (384)      (290)
                                                   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under credit facilities               1,001        482
Proceeds from exercise of stock options                  8         85
Purchases of Treasury Stock                           (208)       -
                                                   -------    -------
Net cash provided by financing activities              801        567
                                                   -------    -------


Decrease in cash                                       (96)       (88)
Cash at beginning of period                            534        493
                                                   -------    -------
Cash at end of period                              $   438    $   405
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

Note 2.  COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive income for the three and six months ended January 31, 2000 and 1999 are set forth in the following table:

                                     Three Months Ended        Six Months Ended
                                        January 31,               January 31,
                                      2000        1999         2000        1999
                                  ----------  ----------   ----------  -------
Net income                        $  583,000  $  502,000   $1,078,000  $  914,000
Other comprehensive income:
  Foreign currency translation
   adjustment                        235,000     213,000      505,000       6,000
                                  ----------  ----------   ----------  ----------
Comprehensive income              $  818,000  $  715,000   $1,583,000  $  920,000
                                  ==========  ==========   ==========  ==========

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

         The following weighted average shares were used for the computation of basic and diluted earnings per common share:

                                      Three Months Ended         Six Months Ended
                                          January 31,               January 31,
                                       2000         1999         2000         1999
                                    ----------   ----------   ----------   ----------
  Numerator for basic and diluted
    earnings per common share:
    Net income                      $  583,000   $  502,000   $1,078,000   $  914,000
                                    ==========   ==========   ==========   ==========

  Denominator for basic and diluted
    earnings per common share:
    Denominator for basic earnings
      per common share - weighted
      average number of shares
      outstanding                    4,411,621    4,377,048    4,414,697    4,374,500

    Dilutive effect of common stock
      equivalents using the treasury
      stock method and the average
      market price for the period       57,126      216,696       61,615      240,857
                                    ----------   ----------   ----------   ----------

    Denominator for diluted earnings
      per common share - weighted
      average number of shares
      outstanding and common stock
      equivalents                    4,468,747    4,593,744    4,476,312    4,615,357
                                    ==========   ==========   ==========   ==========

  Basic earnings per common share        $0.13        $0.11        $0.24        $0.21
                                    ==========   ==========   ==========   ==========

  Diluted earnings per common share      $0.13        $0.11        $0.24        $0.20
                                    ==========   ==========   ==========   ==========


Note 4.  COSTS ASSOCIATED WITH PROPOSED ACQUISITION

         Non-recurring costs of $74,000 for the three and six month periods ended January 31, 1999 related to professional fees associated with the termination of a proposed acquisition.

Note 5.  FINANCING ARRANGEMENTS

         The Company has two credit facilities, a $5,000,000 (United States dollars) revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2001. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At January 31, 2000, such rate was .25% above the lenders' prime rate. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. The prime rates associated with the Carsen and MediVators revolving credit facilities were 6.50% and 8.50%, respectively, at January 31, 2000. These prime rates increased to 6.75% and 8.75%, respectively, on February 3, 2000. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

Note 6.  INCOME TAXES

         Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.2% and 47.3% for the six months ended January 31, 2000 and 1999, respectively. For the six months ended January 31, 2000 and 1999, the consolidated effective tax rate is lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The results of operations reflect the results of Carsen and MediVators. Reference is made hereafter to the impact on the Company's results of operations of a stronger Canadian dollar against the United States dollar during the three and six months ended January 31, 2000 compared with the three and six months ended January 31, 1999 (increase in value of approximately 5% and 4% for the three and six months ended January 31, 2000, respectively, based upon average exchange rates). The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

         The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.

                            Three Months Ended               Six Months Ended
                                January 31,                     January 31,
                     -----------------------------    ------------------------------
                           2000           1999              2000            1999
                     -----------------------------    ------------------------------
                                      (Dollar amounts in thousands)
                        $       %       $       %         $       %       $       %
                     -------   ----  -------   ----   -------   ----  -------   ----
Medical Products     $ 4,769   33.9  $ 3,930   31.9   $ 8,025   30.2  $ 7,036   30.3
Infection Control
  Products             2,440   17.4    2,446   19.8     4,774   17.9    4,960   21.4
Scientific Products    1,784   12.7    1,494   12.1     3,184   12.0    2,387   10.3
Product Service        1,312    9.3    1,295   10.5     2,631    9.9    2,431   10.5
Consumer Products      3,937   28.0    3,381   27.4     8,274   31.1    6,731   29.0
Elimination of inter-
  company sales of
  Infection Control
  Products              (181)  (1.3)    (205)  (1.7)     (286)  (1.1)    (338)  (1.5)
                     -------- ------ -------- ------  -------- ------ -------- ------
                     $14,061  100.0  $12,341  100.0   $26,602  100.0  $23,207  100.0
                     ======== ====== ======== ======  ======== ====== =======  =====


         Net sales increased by $1,720,000, or 13.9%, to $14,061,000 for the three months ended January 31, 2000, from $12,341,000 for the three months ended January 31, 1999. Net sales increased by $3,395,000, or 14.6%, to $26,602,000 for the six months ended January 31, 2000, from $23,207,000 for the six months ended January 31, 1999. These increases were principally attributable to increased sales of Medical Products, Scientific Products and Consumer Products. Net sales were positively impacted for the three and six months ended January 31, 2000, compared with the three and six months ended January 31, 1999, by approximately $565,000 and $968,000, respectively, due to the translation of Carsen's net sales using a stronger Canadian dollar against the United States dollar.

         The increased sales of Medical Products was due primarily to an increase in demand for surgical endoscopy products. The increased sales of Scientific Products was primarily attributable to an increase in demand for microscopes and related imaging equipment. The increased sales of Consumer Products was due primarily to stronger demand from national accounts for both 35 mm. and digital cameras.

         Gross profit increased by $426,000, or 10.4%, to $4,525,000 for the three months ended January 31, 2000, from $4,099,000 for the three months ended January 31, 1999. Gross profit increased by $1,123,000, or 15.3%, to $8,484,000 for the six months ended January 31, 2000, from $7,361,000 for the six months ended January 31, 1999. The gross profit margins for the three and six months ended January 31, 2000 were 32.2% and 31.9%, respectively, compared with 33.2% and 31.7% for the three and six months ended January 31, 1999. The higher gross profit margin for the six months ended January 31, 2000 was primarily attributable to the positive impact of a stronger Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; selling price increases, a decrease in the cost of inventories purchased from Carsen's principal supplier and a reduction in cash discounts and volume rebates, all associated with Consumer Products; and favorable sales mix associated with Product Service. These margin increases were net of a reduction in gross profit margin attributable to competition in Carsen's Scientific Products segment. Additionally, during the three months ended January 31, 2000, sales mix associated with Infection Control Products contributed to the reduction in gross profit percentage during this period compared with last year.

         Gross profit was positively impacted for the three and six months ended January 31, 2000, compared with the three and six months ended January 31, 1999, by approximately $163,000 and $276,000, respectively, due to the translation of Carsen's gross profit using a stronger Canadian dollar against the United States dollar.

         Shipping and warehouse expenses increased by $51,000 to $246,000 for the three months ended January 31, 2000, from $195,000 for the three months ended January 31, 1999. For the six months ended January 31, 2000, shipping and warehouse expenses increased by $92,000 to $449,000, from $357,000 for the six months ended January 31, 1999. These increases were principally attributable to variable freight costs associated with the increase in sales volume.

         Selling expenses as a percentage of net sales were 11.6% and 12.2% for the three and six months ended January 31, 2000, compared with 12.0% and 11.9% for the three and six months ended January 31, 1999. For the three months ended January 31, 2000, the decrease in selling expenses as a percentage of net sales was primarily attributable to the effect of the increased sales against the fixed portion of selling expenses, as well as a reduction in advertising and promotion expenses. For the six months ended January 31, 2000, the increase in selling expenses as a percentage of net sales was principally attributable to an increase in personnel to support the increase in sales volume, partially offset by the effect of the increased sales against the fixed portion of selling expenses and a reduction in advertising and promotion expenses.

         General and administrative expenses increased by $173,000 to $1,257,000 for the three months ended January 31, 2000, from $1,084,000 for the three months ended January 31, 1999. For the six months ended January 31, 2000, general and administrative expenses increased by $380,000 to $2,381,000, from $2,001,000 for the six months ended January 31, 1999. These increases were primarily attributable to personnel costs, including incentive compensation, and professional fees.

         Costs associated with proposed acquisition of $74,000 for the three and six month periods ended January 31, 1999 related to professional fees associated with the termination of a proposed acquisition.

         Research and development expenses decreased by $21,000 to $219,000 for the three months ended January 31, 2000, from $240,000 for the three months ended January 31, 1999. For the six months ended January 31, 2000, research and development expenses decreased by $66,000 to $361,000, from $427,000 for the six months ended January 31, 1999. These decreases were due primarily to a reduction in outside laboratory testing.

         Interest expense decreased to $75,000 for the three months ended January 31, 2000, from $91,000 for the three months ended January 31, 1999. For the six months ended January 31, 2000, interest expense decreased to $131,000 from $169,000 for the six months ended January 31, 1999. These decreases were attributable to a decrease in average outstanding borrowings under the Company's revolving credit facilities during the three and six months ended January 31, 2000, partially offset by an increase in average borrowing rates.

         Income before income taxes increased by $342,000 to $1,914,000 for the six months ended January 31, 2000, from $1,572,000 for the six months ended January 31, 1999.

         Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.2% and 47.3% for the six months ended January 31, 2000 and 1999, respectively. For the six months ended January 31, 2000 and 1999, the consolidated effective tax rate is lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2000, the Company's working capital was $14,948,000, compared with $12,730,000 at July 31, 1999. This increase primarily reflects an increase in inventories and decreases in accounts payable, compensation payable, other accrued expenses and income taxes payable, partially offset by a decrease in accounts receivable.

         Net cash used in operating activities was $513,000 for the six months ended January 31, 2000 and $365,000 for the six months ended January 31, 1999. For the six months ended January 31, 2000, the net cash used in operating activities was primarily due to an increase in inventories and a decrease in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable and net income, after adjusting for depreciation and amortization. For the six months ended January 31, 1999, the net cash used in operating activities was primarily due to a decrease in accounts payable and accrued expenses, partially offset by net income, after adjusting for depreciation and amortization.

         Net cash used in investing activities was $384,000 for the six months ended January 31, 2000 and $290,000 for the six months ended January 31, 1999, which was principally for capital expenditures.

         Net cash provided by financing activities was $801,000 for the six months ended January 31, 2000 and $567,000 for the six months ended January 31, 1999, which was principally due to net increases in outstanding borrowings under the Company's revolving credit facilities, partially offset for the six months ended January 31, 2000 by purchases of Treasury Stock.

         The Company has two credit facilities, a $5,000,000 (United States dollars) revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2001. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At January 31, 2000, such rate was .25% above the lenders' prime rate. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. The prime rates associated with the

Carsen and MediVators revolving credit facilities were 6.50% and 8.50%, respectively, at January 31, 2000. These prime rates increased to 6.75% and 8.75%, respectively, on February 3, 2000. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

         For the six months ended January 31, 2000, compared with the six months ended January 31, 1999, the average value of the Canadian dollar increased 4% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affects the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

         Under the Carsen credit facility the Company's Canadian subsidiary has a $15,000,000 (United States dollars) foreign exchange hedging facility which is available to be used to minimize future adverse currency fluctuations as they relate to purchases of inventories. At March 3, 2000, Carsen had foreign exchange forward contracts aggregating $9,211,000 (United States dollars), and foreign exchange option contracts aggregating $2,000,000 (United States dollars), to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent a substantial portion of the Canadian subsidiary's projected purchases of inventories through July 2000. The weighted average exchange rate of the forward contracts open at March 3, 2000 was $1.4457 Canadian dollar per United States dollar, or $.6917 United States dollar per Canadian dollar. The weighted average range of the option contracts open at March 3, 2000 was $1.4601 to $1.3580 Canadian dollar per United States dollar, or $.6849 to $.7364 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on March 3, 2000 was $1.4564 Canadian dollar per United States dollar, or $.6866 United States dollar per Canadian dollar.

         For purposes of translating the balance sheet, at January 31, 2000 compared with July 31, 1999, the value of the Canadian dollar increased by 4% relative to the value of the United States dollar. As a result, at January 31, 2000, the negative cumulative foreign currency translation adjustment was reduced by $505,000 compared to July 31, 1999, thereby increasing stockholders' equity.

         The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At March 3, 2000, $2,705,000 was available under the credit facilities.

         The Company has assessed the ability of its computerized information systems to process transactions relating to years 2000 and beyond. While certain modifications were required, the Company completed all necessary year 2000 modifications by December 31, 1999 at a cost of approximately $50,000, the majority of which were capital expenditures. There can be no assurance, however, that the systems of other companies on which the Company relies, including major suppliers and customers, are timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an adverse impact on the Company's operations. Management requested a complete year 2000 assessment from all of its major suppliers and customers, the majority of which indicated that they are, or would be, year 2000 compliant. Presently, the Company has experienced no significant year 2000 problems from either its own computerized information systems or those of its major suppliers and customers.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         Foreign currency market risk: Carsen pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. During the six months ended January 31, 2000 compared with the six months ended January 31, 1999, fluctuations in the exchange rates between the United States and Canada had a positive impact upon the Company's results of operations and stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Interest rate market risk: The Company has two credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is affected by the general level of interest rates in the United States and Canada.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no submission of matters to a vote during the three months ended January 31, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27, Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the three months ended January 31, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CANTEL INDUSTRIES, INC.

Date:  March 10, 2000                   By:  /s/ James P. Reilly
                                             --------------------------------
                                             James P. Reilly, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer
                                             and Principal Financial Officer)


                                        By:  /s/ Craig A. Sheldon
                                             --------------------------------
                                             Craig A. Sheldon, Vice
                                             President and Controller
                                             (Chief Accounting Officer)