Form 10-Q
period 2000-04-30
CANTEL MEDICAL CORP
filed 2000-06-13
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


         |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended April 30, 2000.


                                       or


         |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from _____ to _____.


                         Commission file number: 0-6132


                              CANTEL MEDICAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              22-1760285
         -------------------------------            ----------------
         (State or other jurisdiction of            (I.R.S. employer
         incorporation or organization)             identification no.)


1135 BROAD STREET, CLIFTON, NEW JERSEY                  07013-3346
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

               Registrant's telephone number, including area code
                                 (973) 470-8700

                             CANTEL INDUSTRIES, INC.
                                  (Former name)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|


Number of shares of Common Stock outstanding as of June 2, 2000:
4,403,964.

                        PART I - FINANCIAL INFORMATION


                            CANTEL MEDICAL CORP.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollar Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                       April 30,      July 31,
                                                         2000           1999
ASSETS
Current assets:
  Cash                                                 $   473        $   534
  Accounts receivable, net                              11,147         11,208
  Inventories                                           11,046          8,971
  Prepaid expenses and other current assets                740            851
                                                       --------       --------
Total current assets                                    23,406         21,564

Property and equipment, net                                954            895
Intangible assets, net                                   1,559          1,666
Other assets                                               942            914
                                                       --------       --------
                                                       $26,861        $25,039


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 5,791        $ 6,099
  Compensation payable                                     735            868
  Other accrued expenses                                   841          1,321
  Income taxes payable                                     466            546
                                                       --------       --------
Total current liabilities                                7,833          8,834

Long-term debt                                           2,751          1,567
Deferred income taxes                                       95             93


Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                 -              -
  Common Stock, $.10 par value; authorized 12,000,000
    shares; April 30 - 4,547,220 shares issued and
    4,403,964 shares outstanding; July 31 - 4,517,945
    shares issued and 4,440,545 shares outstanding         455            452
  Additional capital                                    19,413         19,304
  Accumulated deficit                                     (934)        (2,588)
  Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment  (2,047)        (2,230)
  Treasury Stock, at cost; April 30 -
    143,256 shares; July 31 - 77,400 shares               (705)          (393)
                                                       --------       --------
Total stockholders' equity                              16,182         14,545
                                                       --------       --------
                                                       $26,861        $25,039

See accompanying notes.

                            CANTEL MEDICAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollar Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                   Three Months Ended         Nine Months Ended
                                        April 30,                 April 30,
                                     2000      1999            2000       1999
                                   -------    -------        -------    -------
Net sales:
  Product sales                    $12,326    $10,139        $36,297    $30,915
  Product service                    1,470      1,410          4,101      3,841
                                   -------    -------        -------    -------
Total net sales                     13,796     11,549         40,398     34,756
                                   -------    -------        -------    -------

Cost of sales:
  Product sales                      8,235      6,764         24,913     21,236
  Product service                      825        850          2,265      2,224
                                   -------    -------        -------    -------
Total cost of sales                  9,060      7,614         27,178     23,460
                                   -------    -------        -------    -------

Gross profit                         4,736      3,935         13,220     11,296

Expenses:
  Shipping and warehouse               189        187            638        544
  Selling                            1,766      1,628          5,014      4,389
  General and administrative         1,385      1,172          3,766      3,247
  Research and development             193        163            554        590
                                   -------    -------        -------    -------
Total operating expenses             3,533      3,150          9,972      8,770
                                   -------    -------        -------    -------

Income from operations before
  interest expense and income
  taxes                              1,203        785          3,248      2,526

Interest expense                        63         66            194        235
                                   -------    -------        -------    -------

Income before income taxes           1,140        719          3,054      2,291

Income taxes                           564        398          1,400      1,056
                                   -------    -------        -------    -------

Net income                         $   576    $   321        $ 1,654    $ 1,235
                                   =======    =======        =======    =======

Earnings per common share:
  Basic                            $  0.13    $  0.07        $  0.37    $  0.28
                                   =======    =======        =======    =======

  Diluted                          $  0.13    $  0.07        $  0.37    $  0.27
                                   =======    =======        =======    =======

See accompanying notes.

                            CANTEL MEDICAL CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar Amounts in Thousands)
                                  (Unaudited)

                                                          Nine Months Ended
                                                              April 30,
                                                          2000          1999
                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $1,654        $1,235
Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization                           398           341
    Deferred income taxes                                     -            23
    Changes in assets and liabilities:
       Accounts receivable                                  245           208
       Inventories                                       (1,962)         (563)
       Prepaid expenses and other current assets            114           110
       Accounts payable and accrued expenses             (1,052)         (402)
       Income taxes payable                                 (91)            3
                                                        --------      --------
Net cash (used in) provided by operating activities        (694)          955
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (332)         (280)
Other, net                                                  (25)          (82)
                                                        --------      --------
Net cash used in investing activities                      (357)         (362)
                                                        --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under credit facilities                    1,190          (819)
Proceeds from exercise of stock options                       8            85
Purchases of Treasury Stock                                (208)            -
                                                        --------      --------
Net cash provided by (used in) financing activities         990          (734)
                                                        --------      --------


Decrease in cash                                            (61)         (141)
Cash at beginning of period                                 534           493
                                                        --------      --------
Cash at end of period                                   $   473       $   352
                                                        ========      ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.     BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Medical Corp., formerly Cantel Industries, Inc., (the "Company" or "Cantel") on Form 10-K for the fiscal year ended July 31, 1999, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Cantel has two wholly-owned subsidiaries, Carsen Group Inc. ("Carsen"), its Canadian subsidiary, and MediVators, Inc. ("MediVators"), its United States subsidiary.

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

      Certain items in the April 30, 1999 financial statements have been reclassified from statements previously presented to conform to the presentation of the April 30, 2000 financial statements.

Note 2.     COMPREHENSIVE INCOME

      The Company has adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive income for the three and nine months ended April 30, 2000 and 1999 are set forth in the following table:

                                    Three Months Ended    Nine Months Ended
                                          April 30,           April 30,
                                      2000      1999      2000        1999
                                   --------- --------- ---------- ----------
Net income                         $576,000  $ 321,000 $1,654,000 $1,235,000
Other comprehensive income (loss):
  Foreign currency translation
   adjustment                      (322,000)   427,000    183,000    433,000
                                   --------- --------- ---------- ----------
Comprehensive income               $254,000  $ 748,000 $1,837,000 $1,668,000
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

      The following weighted average shares were used for the computation of basic and diluted earnings per common share:

                                       Three Months Ended      Nine Months Ended
                                            April 30,               April 30,
                                         2000       1999        2000       1999
                                     ----------  ----------  ----------  ----------
  Numerator for basic and diluted
    earnings per common share:
    Net income                       $  576,000  $  321,000  $1,654,000  $1,235,000
                                     ==========  ==========  ==========  ==========

  Denominator for basic and diluted
    earnings per common share:
    Denominator for basic earnings
      per common share - weighted
      average number of shares
      outstanding                     4,403,964   4,381,571   4,411,171   4,376,805

    Dilutive effect of common stock
      equivalents using the treasury
      stock method and the average
      market price for the period        70,635     191,904      62,600     224,202
                                     ----------  ----------  ----------  ----------

    Denominator for diluted earnings
      per common share - weighted
      average number of shares
      outstanding and common
      stock equivalents               4,474,599   4,573,475   4,473,771   4,601,007
                                     ==========  ==========  ==========  ==========

  Basic earnings per common share         $0.13       $0.07       $0.37       $0.28
                                     ==========  ==========  ==========  ==========

  Diluted earnings per common share       $0.13       $0.07       $0.37       $0.27
                                     ==========  ==========  ==========  ==========

Note 4.     FINANCING ARRANGEMENTS

      The Company has two credit facilities, a $5,000,000 (United States dollars) revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2001. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At April 30, 2000, such rate was .25% above the lender's prime rate. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. The prime rates associated with the Carsen and MediVators revolving credit facilities were 7.00% and 9.00%, respectively, at April 30, 2000. These prime rates increased to 7.50% and 9.50%, respectively, on May 17, 2000. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

Note 5.     INCOME TAXES

      Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.2% and 47.3% for the nine months ended April 30, 2000 and 1999, respectively. For the nine months ended April 30, 2000, the consolidated effective tax rate is higher than the Canadian effective tax rate due to the fact that losses generated by the United States operations could not be used to offset income generated by the Canadian operations. For the nine months ended April 30, 1999, the consolidated effective tax rate was lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The results of operations reflect the results of Carsen and MediVators. Reference is made hereafter to the impact on the Company's results of operations of a stronger Canadian dollar against the United States dollar during the three and nine months ended April 30, 2000 compared with the three and nine months ended April 30, 1999 (increase in value of approximately 3% and 4% for the three and nine months ended April 30, 2000, respectively, based upon average exchange rates). The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10- K for the fiscal year ended July 31, 1999.

      The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.

                          Three Months Ended              Nine Months Ended
                               APRIL 30,                       APRIL 30,
                    ------------------------------- -------------------------------
                           2000           1999            2000           1999
                    ------------------------------- -------------------------------
                                   (Dollar amounts in thousands)
                       $       %       $       %       $       %       $       %
                    -------- ------ -------- ------ -------- ------ -------- ------
Medical Products    $ 4,692   34.0  $ 4,184   36.2  $12,717   31.5  $11,220   32.3
Infection Control
  Products            2,569   18.6    2,098   18.2    7,343   18.2    7,058   20.3
Scientific Products   2,217   16.1    1,692   14.6    5,401   13.4    4,079   11.7
Product Service       1,470   10.7    1,410   12.2    4,101   10.1    3,841   11.1
Consumer Products     3,147   22.8    2,317   20.1   11,421   28.3    9,048   26.0
Elimination of inter-
  company sales of
  Infection Control
  Products             (299)  (2.2)    (152)  (1.3)    (585)  (1.5)    (490)  (1.4)
                    -------- ------ -------- ------ -------- ------ -------- ------
                    $13,796  100.0  $11,549  100.0  $40,398  100.0  $34,756  100.0
                    ======== ====== ======== ====== ======== ====== ======== ======

      Net sales increased by $2,247,000, or 19.5%, to $13,796,000 for the three months ended April 30, 2000, from $11,549,000 for the three months ended April 30, 1999. Net sales increased by $5,642,000, or 16.2%, to $40,398,000 for the nine months ended April 30, 2000, from $34,756,000 for the nine months ended April 30, 1999. These increases were principally attributable to increased sales of Medical Products, Scientific Products and Consumer Products. Net sales were positively impacted for the three and nine months ended April 30, 2000, compared with the three and nine months ended April 30, 1999, by approximately $363,000 and $1,331,000, respectively, due to the translation of Carsen's net sales using a stronger Canadian dollar against the United States dollar.

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

      Gross profit increased by $801,000, or 20.4%, to $4,736,000 for the three months ended April 30, 2000, from $3,935,000 for the three months ended April 30, 1999. Gross profit increased by $1,924,000, or 17.0%, to $13,220,000 for the nine months ended April 30, 2000, from $11,296,000 for the nine months ended April 30, 1999. The gross profit margins for the three and nine months ended April 30, 2000 were 34.3% and 32.7%, respectively, compared with 34.1% and 32.5% for the three and nine months ended April 30, 1999. The higher gross profit margin for the three and nine months ended April 30, 2000 was primarily attributable to the positive impact of a stronger Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; selling price increases, a decrease in the cost of inventories purchased from Carsen's principal supplier and a reduction in cash discounts and volume rebates, all associated with Consumer Products; favorable sales mix associated with Product Service; and sales mix and manufacturing efficiencies associated with Infection Control Products. These margin increases were net of a reduction in gross profit margin attributable to competition in Carsen's Scientific Products segment.

      Gross profit was positively impacted for the three and nine months ended April 30, 2000, compared with the three and nine months ended April 30, 1999, by approximately $113,000 and $387,000, respectively, due to the translation of Carsen's gross profit using a stronger Canadian dollar against the United States dollar.

      Shipping and warehouse expenses increased by $2,000 to $189,000 for the three months ended April 30, 2000, from $187,000 for the three months ended April 30, 1999. For the nine months ended April 30, 2000, shipping and warehouse expenses increased by $94,000 to $638,000, from $544,000 for the nine months ended April 30, 1999. These increases were primarily attributable to variable freight costs associated with the increase in sales volume.

      Selling expenses as a percentage of net sales were 12.8% and 12.4% for the three and nine months ended April 30, 2000, compared with 14.1% and 12.6% for the three and nine months ended April 30, 1999. For the three and nine months ended April 30, 2000, the decrease in selling expenses as a percentage of net sales was primarily attributable to the effect of the increased sales against the fixed portion of selling expenses as well as a reduction in advertising and promotion expenses, partially offset by an increase in personnel to support the increase in sales volume.

      General and administrative expenses increased by $213,000 to $1,385,000 for the three months ended April 30, 2000, from $1,172,000 for the three months ended April 30, 1999. For the nine months ended April 30, 2000, general and administrative expenses increased by $519,000 to $3,766,000, from $3,247,000 for the nine months ended April 30, 1999. These increases were primarily attributable to personnel costs, including incentive compensation, and professional fees, including investor relations and executive recruiting.

      Research and development expenses increased by $30,000 to $193,000 for the three months ended April 30, 2000, from $163,000 for the three months ended April 30, 1999. For the nine months ended April 30, 2000, research and development expenses decreased by $36,000 to $554,000, from $590,000 for the nine months ended April 30, 1999. For the three months ended April 30, 2000, the increase in research and development expenses was primarily attributable to an increase in personnel and continuing engineering on existing products. For the nine months ended April 30, 2000, the decrease in research and development expenses was due to the reduction of outside laboratory testing on certain projects, including a new liquid chemical germicide.

      Interest expense decreased to $63,000 for the three months ended April 30, 2000, from $66,000 for the three months ended April 30, 1999. For the nine months ended April 30, 2000, interest expense decreased to $194,000, from $235,000 for the nine months ended April 30, 1999. These decreases were attributable to a decrease in average outstanding borrowings under the Company's revolving credit facilities during the three and nine months ended April 30, 2000, partially offset by an increase in average borrowing rates.

      Income before income taxes increased by $763,000 to $3,054,000 for the nine months ended April 30, 2000, from $2,291,000 for the nine months ended April 30, 1999.

      Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 44.2% and 47.3% for the nine months ended April 30, 2000 and 1999, respectively. For the nine months ended April 30, 2000, the consolidated effective tax rate is higher than the Canadian effective tax rate due to the fact that losses generated by the United States operations could not be used to offset income generated by the Canadian operations. For the nine months ended April 30, 1999, the consolidated effective tax rate was lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 2000, the Company's working capital was $15,573,000, compared with $12,730,000 at July 31, 1999. This increase primarily reflects an increase in inventories and decreases in accounts payable and other accrued expenses.

      Net cash used in operating activities was $694,000 for the nine months ended April 30, 2000 compared with net cash provided by operating activities of $955,000 for the nine months ended April 30, 1999. For the nine months ended April 30, 2000, the net cash used in operating activities was primarily due to an increase in inventories and a decrease in accounts payable and accrued expenses, offset by net income, after adjusting for depreciation and amortization. For the nine months ended April 30, 1999, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, partially offset by an increase in inventories and a decrease in accounts payable and accrued expenses.

      Net cash used in investing activities was $357,000 for the nine months ended April 30, 2000 and $362,000 for the nine months ended April 30, 1999, which was principally for capital expenditures.

      Net cash provided by financing activities was $990,000 for the nine months ended April 30, 2000 compared with net cash used in financing activities of $734,000 for the nine months ended April 30, 1999. These changes were principally due to fluctuations in outstanding borrowings under the Company's revolving credit facilities.

      The Company has two credit facilities, a $5,000,000 (United States dollars) revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2001. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At April 30, 2000, such rate was .25% above the lenders' prime rate. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. The prime rates associated with the Carsen and MediVators revolving credit facilities were 7.00% and 9.00%, respectively, at April 30, 2000. These prime rates increased to 7.50% and 9.50%, respectively, on May 17, 2000. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

      For the nine months ended April 30, 2000, compared with the nine months ended April 30, 1999, the average value of the Canadian dollar increased 4% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affects the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

      Under the Carsen credit facility the Company's Canadian subsidiary has a $15,000,000 (United States dollars) foreign exchange hedging facility which is available to be used to minimize future adverse currency fluctuations as they relate to purchases of inventories. At June 2, 2000, Carsen had foreign exchange forward contracts aggregating $7,953,000 (United States dollars), and foreign exchange option contracts aggregating $2,000,000 (United States dollars), to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent a portion of the Canadian subsidiary's projected purchases of inventories through October 2000. The weighted average exchange rate of the forward contracts open at June 2, 2000 was $1.4447 Canadian dollar per United States dollar, or $.6922 United States dollar per Canadian dollar. The weighted average range of the option contracts open at June 2, 2000 was $1.4600 to $1.3579 Canadian dollar per United States dollar, or $.6849 to $.7364 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on June 2, 2000 was $1.4912 Canadian dollar per United States dollar, or $.6706 United States dollar per Canadian dollar.

      For purposes of translating the balance sheet, at April 30, 2000 compared with July 31, 1999, the value of the Canadian dollar increased by 2% relative to the value of the United States dollar. As a result, at April 30, 2000, the negative cumulative foreign currency translation adjustment was reduced by $183,000 compared to July 31, 1999, thereby increasing stockholders' equity.

      The Company believes that its anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At June 2, 2000, $4,985,000 was available under the credit facilities.

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

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES
            ABOUT MARKET RISK.

      Foreign currency market risk: Carsen pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. During the nine months ended April 30, 2000 compared with the nine months ended April 30, 1999, fluctuations in the exchange rates between the United States and Canada had a positive impact upon the Company's results of operations and stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Interest rate market risk: The Company has two credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is affected by the general level of interest rates in the United States and Canada.

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On March 28, 2000 the Company held its Annual Meeting of Stockholders. At the meeting, James P. Reilly and Robert L. Barbanell were re-elected directors of the Company, to hold office until the Annual Meeting of Stockholders to be held after the fiscal year ending July 31, 2002. 4,238,204 votes were cast for and 11,267 votes were against in the election of James P. Reilly and 4,238,076 votes were cast for and 11,395 votes were against in the election of Robert L. Barbanell.

      Stockholders also approved an amendment to the 1997 Employee Stock Option Plan, to increase the number of shares reserved for issuance and available for grant from 400,000 to 700,000. 2,104,759 votes were cast for, 145,400 votes were against, and 6,004 votes abstained in the approval of the amendment to the 1997 Employee Stock Option Plan.

      Stockholders also approved an amendment to the Certificate of Incorporation of the Company to change the name of the Company from Cantel Industries, Inc. to Cantel Medical Corp. 4,244,739 votes were cast for, 4,454 votes were against, and 278 votes abstained in the approval of the amendment to the Certificate of Incorporation.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 Exhibit 27, Financial Data Schedule

            (b)  Reports on Form 8-K

                 A report on Form 8-K was filed on April 7, 2000 indicating that the Company's name was changed from Cantel Industries, Inc. to Cantel Medical Corp.

                 There were no other reports on Form 8-K filed for the three months ended April 30, 2000.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CANTEL MEDICAL CORP.


Date: June 13, 2000                 By:  /s/ JAMES P. REILLY
                                         ---------------------------------
                                          James P. Reilly, President
                                          and Chief Executive Officer
                                          (Principal Executive Officer
                                          and Principal Financial Officer)


                                    By:  /s/ CRAIG A. SHELDON
                                         ---------------------------------
                                          Craig A. Sheldon, Vice
                                          President and Controller
                                          (Chief Accounting Officer)