Form 10-K405
period 2000-07-31
CANTEL MEDICAL CORP
filed 2000-10-30
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the fiscal year ended July 31, 2000

                           Commission File No. 0-6132

                              CANTEL MEDICAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   22-1760285
--------------------------------------         ---------------------------------
(State or other jurisdiction of                 (I.R.S. employer
  incorporation or organization)                 identification no.)

      1135 Broad Street, Clifton, New Jersey               07013
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

Aggregate market value of registrant's capital stock held by non-affiliates (based on shares held and the closing price quoted by NASDAQ on October 6, 2000): $22,010,680

Number of shares of common stock outstanding as of the close of the period covered by this report: 4,438,381

Documents incorporated by reference:  None.

                                     PART I

ITEM 1.     BUSINESS.

GENERAL
            Cantel Medical Corp. (the "Company" or "Cantel") is a healthcare company concentrating primarily in infection prevention and control products and diagnostic and therapeutic medical and scientific equipment. Through its wholly-owned United States subsidiary, MediVators, Inc. ("MediVators" or "United States subsidiary"), Cantel serves customers worldwide by designing, developing, manufacturing, marketing and distributing innovative products for the infection prevention and control industry. Through its wholly-owned Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary"), Cantel markets and distributes medical equipment (including flexible and rigid endoscopes), precision instruments (including microscopes and high performance image analysis hardware and software) and industrial equipment (including remote visual inspection devices). Cantel's subsidiaries also provide technical maintenance service for their own products, as well as for certain competitors' products. Unless the context otherwise requires, references herein to the Company include Cantel and its subsidiaries.

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

            Carsen distributes the majority of its medical and scientific products pursuant to an agreement with Olympus America Inc. (the "Olympus Agreement"), a United States affiliate of Olympus Optical Co. Ltd., a Japanese corporation ("Olympus Optical"), under which the Company has been granted exclusive distribution rights for certain Olympus products in Canada. Most of such products are manufactured by Olympus Optical and its affiliates. Unless the context otherwise requires, references herein to "Olympus" include Olympus America Inc. and Olympus Optical, and their affiliates. Carsen, or its predecessor, has been distributing Olympus products in Canada since 1949.

            Carsen also distributes other products under separate distribution agreements, including additional medical, infection control and scientific products and accessories.

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


                                Year Ended July 31,
                            ---------------------------
                               2000     1999      1998
                            ---------------------------
                               %         %         %
                            -------  --------  --------

     Medical Products          41.8      45.0      42.0
     Infection Control
       Products                26.7      24.9      26.8
     Scientific Products       20.1      18.3      19.8
     Product Service           13.3      13.9      12.9
     Elimination of inter-
       company sales of
       Infection Control
       Products                (1.9)     (2.1)     (1.5)
                            -------  --------  --------
                              100.0     100.0     100.0
                            =======  ========  ========

MEDICAL PRODUCTS AND INFECTION CONTROL PRODUCTS

            Medical Products and Infection Control Products are the Company's major sources of revenue and profitability. These segments are comprised of the medical and infection control equipment distributed and serviced by Carsen and infection control equipment manufactured and sold by MediVators through its worldwide distribution network.

            MEDICAL EQUIPMENT. Carsen's principal source of revenue is from the distribution to hospitals throughout Canada of specialized endoscopes, surgical equipment and related accessories, the majority of which are manufactured by Olympus. Olympus is the world's leading manufacturer of flexible endoscopes and related products.

            An endoscope is a device comprised of an optical imaging system incorporated in a flexible or rigid tube that can be inserted inside a patient's body through a natural opening or through a small incision. Endoscopy, the use of endoscopes in medical procedures, is a valuable aid in the diagnosis and treatment of various disorders. Endoscopy enables physicians to study and digitally capture an image of certain organs and body tissue and, if necessary, to perform a biopsy (removal of a small piece of tissue for microscopic analysis).

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

            A rigid endoscope is a straight and narrow insertion tube consisting of a series of relay lenses and light transmitting fibers that connect to an external light source, which permits a surgeon to view inside a patient's body.

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

            INFECTION CONTROL EQUIPMENT. MediVators' principal source of revenue is from the manufacturing and sale of endoscope disinfection equipment and related accessories and supplies to hospitals and clinics through various distributors in the United States and internationally.

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

            After manual cleaning, an endoscope is placed in the basin of the disinfector which then disinfects the endoscope by pumping disinfectant throughout the endoscope, including the endoscope's working channels. The disinfector ensures that the endoscope, including the working channels, will be exposed to the disinfectant for the recommended period of time. The disinfector is operated by medical personnel such as technicians and nurses, and requires minimal training to operate the disinfector.

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

            In prior years, MediVators also had a medical sharps disposal business which provided for point-of-use destruction and decontamination of most types of disposable medical sharps waste, such as syringes, scalpels, razors and IV needles. There were no sales of sharps disposal systems in fiscal 1999 or 1998. During July 1999, MediVators discontinued this business and wrote-off its remaining net investment, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

SCIENTIFIC PRODUCTS

            The Scientific Products segment is comprised principally of the precision instruments and the industrial technology equipment distributed by Carsen.

            PRECISION INSTRUMENTS. Carsen distributes Olympus microscopes and complementary scientific equipment and accessories. Other instruments distributed by Carsen include Media Cybernetics, Inc. high resolution image analysis software and hardware; Narishige U.S.A., Inc. micromanipulators (which enable a viewer to manipulate objects being viewed under a microscope); Diagnostic Instruments, Inc., Sony of Canada Ltd. and Optikon Inc. digital cameras for research microscopy; and Sheldon Manufacturing, Inc. incubators, warming ovens and water baths (temperature control instruments) and anaerobic chambers (controlled atmosphere for bacteriology applications), as well as optical accessories such as high contrast optics, objectives (magnifying lenses) and reticules and video calipers (both of which measure objects being viewed under a microscope).

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

            INDUSTRIAL TECHNOLOGY EQUIPMENT. Carsen distributes three types of industrial technology equipment that are similar to medical endoscopes, but are designed for the industrial market for use in remote visual inspection ("RVI"). RVI is the application of endoscopic technology for industrial uses. The products distributed by Carsen, most of which are manufactured by Olympus, consist of rigid borescopes (devices that are similar to rigid endoscopes), which use a series of relay lenses to transmit an image through a stainless steel insertion tube; fiberscopes (devices that are similar to flexible endoscopes), which use fiberoptic image carrying bundles to transmit images through a flexible insertion tube; and video image scopes, which utilize a small, high resolution solid state image sensor that enables a picture to be transmitted electronically to a monitor.

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

DISTRIBUTION AGREEMENTS

            OLYMPUS/CARSEN AGREEMENT. The majority of Carsen's sales of medical and scientific products have been made pursuant to the Olympus Agreement, under which Olympus has granted Carsen the exclusive right to distribute the covered Olympus products in Canada. All products sold by Carsen pursuant to the agreement bear the "Olympus" trademark. The Olympus Agreement, as amended, expires on March 31, 2004. If Carsen fulfills its obligations under the Olympus Agreement, the parties will establish new minimum purchase requirements and extend the Olympus Agreement through March 31, 2006.

            During the term of the Olympus Agreement and for one year thereafter, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreement.

            The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of medical equipment, precision instruments and industrial technology equipment. The aggregate annual minimum purchase obligations for all such products are approximately $13.2 million, $17.0 million, $18.8 million and $21.0 million during the contract years ending March 31, 2001, 2002, 2003 and 2004, respectively.

            Subject to an allowance of a 10% shortfall from the minimum purchase requirements in certain situations, Olympus has the option to terminate or restructure the Olympus Agreement with respect to each product group for which Carsen has failed to meet the minimum purchase requirements. If Carsen fails to meet such requirements for both precision instruments and industrial technology equipment, or for medical equipment, then Olympus has the option to terminate or restructure the entire Olympus Agreement. Olympus may also terminate the Olympus Agreement if Carsen breaches its other obligations under the Olympus Agreement.

            MEDIVATORS/OLYMPUS AGREEMENT. MediVators has a four year agreement with Olympus which expires on August 1, 2003, under which Olympus is granted the exclusive right to distribute all MediVators' endoscope disinfection equipment and related accessories and supplies in the United States and Puerto Rico. All products sold by Olympus pursuant to this agreement bear both the "Olympus" and "MediVators" trademarks.

            This agreement provides for minimum purchase projections. Failure to achieve the minimum purchase projections in any contract year could give MediVators the option to terminate the agreement. Net sales to Olympus accounted for 15.9%, 12.7% and 15.6% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively.

            DISCONTINUED OPERATIONS

            On October 6, 2000, Carsen closed a transaction under an Asset Purchase Agreement (the "Purchase Agreement") with Olympus pursuant to which Carsen terminated its consumer products business and sold its inventories of Olympus consumer products to Olympus. The transaction had an effective date of July 31, 2000.

            The purchase price for the inventory was approximately $1,026,000, net of adjustments related to estimated warranty claims and promotional program expenses payable to Carsen's customers. Carsen will receive additional consideration from Olympus under the Purchase Agreement, including amounts related to transition services provided by Carsen subsequent to July 31, 2000. Such consideration includes (i) fixed cash amounts aggregating approximately $615,000 and (ii) twelve and one-half percent (12 1/2%) of Olympus' net sales of consumer products in Canada in excess of $8,000,000 during the period from August 1, 2000 through March 31, 2001. Such amounts are payable on various dates through April 30, 2001. Olympus also reimbursed Carsen for certain expenses related to the termination of Carsen's consumer products business.

            The discontinuance of the Consumer Products business has been reflected as a discontinued operation and is presented separately in the Company's Consolidated Financial Statements for the year ended July 31, 2000. The Company's Consolidated Balance Sheet for the year ended July 31, 1999 and the Consolidated Statements of Income and Cash Flows for the years ended July 31, 1999 and 1998 have been restated to conform to the 2000 presentation.

MARKETING

            Carsen markets its products for each business segment through separate, dedicated sales forces comprised of its own employees who are compensated on a salary and commission basis.

            MediVators sells its endoscope disinfection equipment and related accessories, both in the United States and internationally, to distributors operating under exclusive distribution agreements.

EFFECT OF CURRENCY FLUCTUATIONS AND TRADE BARRIERS

            A substantial portion of the Company's products are imported from the Far East and Western Europe, and the Company's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States and Canada. Additionally, Carsen pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange, tariff increases and import and export restrictions between the United States and Canada. Fluctuations in the rates of exchange between the United States and Canada had a slightly positive impact in fiscal 2000, and an adverse impact in fiscal 1999, upon the Company's results of operations, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

            The Food, Drug and Cosmetic Act of 1938 and Safe Medical Device Act of 1990, each as amended, also require compliance with specific manufacturing and quality assurance standards. The regulations also require that each manufacturer establish a quality assurance program by which the manufacturer monitors the design and manufacturing process and maintains records which show compliance with the FDA regulations and the manufacturer's written specifications and procedures relating to the devices. The FDA inspects medical device manufacturers for compliance with their Quality Systems Regulations ("QSR's"). Manufacturers that fail to meet the QSR's may be issued reports or citations for non-compliance. The Company was inspected by the FDA in May 2000 and no serious deficiencies were noted.

            In addition, the Company's disinfectors must meet the requirements of the European Medical Device Directive ("MDD") for their sale into the European Union. In May 2000, MediVators was inspected and received notification that its products continue to meet these requirements. This certification allows MediVators to affix the CE mark to its products and to freely distribute such products throughout the European Union. Federal, state and foreign regulations regarding the manufacture and sale of MediVators' products are subject to change. MediVators cannot predict what impact, if any, such changes might have on its business.

            Carsen's medical and infection control products are subject to regulation by Health Canada - Therapeutics Products Programme ("TPP"), which regulates the distribution and marketing of medical devices in Canada. Certain of Carsen's products may be regulated by other governmental or private agencies, including Canadian Standards Agency ("CSA"). TPP and other agency clearances generally are required before Carsen can market new medical products in Canada. TPP also has the authority to require a recall or modification in the event of defect. In order to market its medical products in Canada, Carsen is required to hold a Medical Device Establishment License provided by TPP.

PATENTS AND PROPRIETARY RIGHTS

            MediVators' current disinfector products, including the DSD-91 and the MV/CLM Series tabletop systems, utilize certain know-how developed within the Company but have no patent protection.

BACKLOG

            On October 6, 2000, the Company's consolidated backlog from continuing operations was approximately $1,119,000, compared with approximately $1,750,000 on October 8, 1999.

EMPLOYEES

            As of October 6, 2000, the Company employed 161 persons. Of the Company's employees, 103 are located in Canada and 58 are located in the United States; 16 are executives and/or managers, 39 are engaged in sales, 10 are engaged in customer service, 28 are engaged in product service, 31 are engaged in manufacturing, shipping and warehouse functions, 30 perform various administrative functions and 7 are engaged in research and development.

            None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

ITEM 2.     PROPERTIES.

            Carsen leases a building containing approximately 41,000 square feet, located in Markham, Ontario. This facility is used for warehouse, service and office space. The lease expires in July 2005, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $12,000. Additionally, Carsen leases space for two outside service facilities in Montreal, Quebec and Vancouver, British Columbia containing approximately 850 square feet and 750 square feet, respectively. The Montreal facility lease expires in July 2004 and provides for monthly base rent of approximately $400. The Vancouver facility lease expires in February 2003 and provides for monthly base rent of approximately $425.

            MediVators leases approximately 27,500 square feet of commercial space, located in Eagan, Minnesota. This facility is used for manufacturing, warehouse and office space. The lease expires on September 30, 2001, subject to MediVators' option to renew for five years. The lease provides for monthly base rent of approximately $14,000.

            The Company has entered into a lease commencing in November 2000 for its executive offices for approximately 3,700 square feet in Little Falls, New Jersey. The lease expires in November 2005, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $9,000.

            The Company believes that its facilities are adequate for its current needs.

ITEM 3.     LEGAL PROCEEDINGS.

            The Company is not a party to any material litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II



ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS.

            The Company's Common Stock trades on the NASDAQ National Market under the symbol "CNTL." The following table sets forth, for the periods indicated, the high and low bid prices for the Common Stock as reported by NASDAQ.



                                       HIGH            LOW
                                       ----            ---


YEAR ENDED JULY 31, 2000
------------------------
First Quarter                        $5 5/8          $4 3/4
Second Quarter                        5 3/8           4 3/8
Third Quarter                         6 3/4           5 1/16
Fourth Quarter                       $7 25/32        $5 21/64

YEAR ENDED JULY 31, 1999
------------------------
First Quarter                        $9              $6 1/2
Second Quarter                        8 1/4           5 1/2
Third Quarter                         7               5 1/4
Fourth Quarter                       $6              $5


            The Company has not paid any cash dividends on the Common Stock and a change in this policy is not presently under consideration by the Board of Directors.

            On October 6, 2000, the closing price of the Company's Common Stock was $9.25 and the Company had 202 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

            The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K.

                   CONSOLIDATED STATEMENTS OF INCOME DATA (1):
                  (Amounts in thousands, except per share data)


                                                       Year Ended July 31,
                                 ---------------------------------------------------------------
                                    2000          1999          1998         1997          1996
                                 --------      --------      --------     --------      --------

Net sales ..................     $ 40,988      $ 37,545      $ 30,161     $ 29,556      $ 25,632
Cost of sales (2) ..........       24,747        23,823        18,727       19,123        16,023
Gross profit ...............       16,241        13,722        11,434       10,433         9,609
Income from continuing
    operations before
    interest expense and
    income taxes (3) .......        5,141         3,867         3,104        2,683         1,776
Interest expense (4) .......          225           271           179          143           258
Income from continuing
     operations before
     income taxes ..........        4,916         3,596         2,925        2,540         1,518
Income taxes (4) ...........        2,085         1,936         1,287        1,438           793
  Income from continuing
     operations ............        2,831         1,660         1,638        1,102           725
  Income (loss) from
     discontinued operations         (147)         (291)           57           (6)         (303)
                                 --------      --------      --------     --------      --------
  Net income ...............     $  2,684      $  1,369      $  1,695     $  1,096      $    422
                                 ========      ========      ========     ========      ========

  Earnings per common share:
    Basic: (5)
      Continuing operations      $    .64      $    .38      $    .39     $    .27      $    .19
      Discontinued
        operations .........         (.03)         (.07)          .01           --          (.08)
                                 --------      --------      --------     --------      --------
      Net income ...........     $    .61      $    .31      $    .40     $    .27      $     11
                                 ========      ========      ========     ========      ========
    Diluted: (5) ...........
      Continuing operations      $    .63      $    .36      $    .37     $    .25      $    .17
    Discontinued
      operations ...........         (.03)         (.06)          .01           --          (.07)
                                 --------      --------      --------     --------      --------
      Net income ...........     $    .60      $    .30      $    .38     $    .25      $    .10
                                 ========      ========      ========     ========      ========
  Weighted average number
    of common and common
    equivalent shares:
    Basic ..................        4,412         4,394         4,240        4,073         3,790
    Diluted ................        4,479         4,591         4,484        4,354         4,309

                      CONSOLIDATED BALANCE SHEETS DATA (1):
                  (Amounts in thousands, except per share data)


                                                  July 31,
                           --------------------------------------------------------
                             2000        1999       1998        1997         1996
                           -------     -------     -------     -------     --------

Total assets .........     $24,955     $23,726     $21,475     $18,082     $15,718
Current assets .......      21,701      20,462      18,378      16,709      14,426
Current liabilities ..       7,570       7,521       5,191       5,383       2,801
Working capital ......      14,131      12,941      13,187      11,326      11,625
Long-term debt, less
  current portion ....         125       1,567       3,004       1,594       3,419
Stockholders' equity .      17,163      14,545      13,226      11,017       9,401
Book value per
  outstanding common
  share ..............     $  3.87     $  3.28     $  3.03     $  2.64     $  2.42
Common shares
  outstanding ........       4,438       4,441       4,367       4,166       3,889

----------

(1) Consolidated statements of income and balance sheets data for fiscal 1996 through 1999 have been restated from amounts previously reported to reflect the Consumer Products business as a discontinued operation.

(2) Includes for fiscal 1999 an inventory write-off of $452,000 associated with the discontinuance of MediVators' medical sharps disposal business.

(3) Includes for fiscal 1999 costs of $467,000 associated with the discontinuance of MediVators' medical sharps disposal business, as well as costs of $74,000 associated with the termination of a proposed acquisition. Includes for fiscal 1996 costs of $486,000 associated with the MediVators merger.

(4) Includes for fiscal 1996 a recovery of prior years' federal and provincial income taxes and withholding taxes of approximately $182,000 and interest of approximately $103,000 arising from a negotiated settlement with Revenue Canada of a prior year tax reassessment.

(5) In fiscal 1999, the charge of $467,000 associated with the discontinuance of MediVators' medical sharps disposal business reduced basic and diluted earnings per share from continuing operations by $0.10. Without this charge, basic and diluted earnings per share from continuing operations for fiscal 1999, as adjusted, would have been $0.48 and $0.46, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF CONTINUING OPERATIONS

            Reference is made to the discontinuance of the Company's Consumer Products business, as more fully described in Item 1, "Business", and in note 6 to the Consolidated Financial Statements. The results of continuing operations reflect primarily the results of Carsen and MediVators. Reference is also made hereafter to the impact on the Company's results of operations of a stronger Canadian dollar against the United States dollar during fiscal 2000 compared with fiscal 1999 (increase in value of approximately 3% based upon month-end exchange rates), and a weaker Canadian dollar against the United States dollar during fiscal 1999 compared with fiscal 1998 (decrease in value of approximately 6%).

            The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.


                                                   Year Ended July 31,
                          -----------------------------------------------------------------------
                                    2000                   1999                      1998
                          -----------------------------------------------------------------------
                                                   (Dollar amounts in thousands)
                              $            %          $             %          $             %
                          --------      -------    --------      -------    --------      -------

Medical Products          $ 17,114         41.8    $ 16,887         45.0    $ 12,679         42.0
Infection Control
  Products                  10,940         26.7       9,334         24.9       8,086         26.8
Scientific Products          8,231         20.1       6,868         18.3       5,957         19.8
Product Service              5,463         13.3       5,223         13.9       3,879         12.9
Elimination of inter-
  company sales of
  Infection Control
  Products                    (760)        (1.9)       (767)        (2.1)       (440)        (1.5)
                          --------      -------    --------      -------    --------      -------

                          $ 40,988        100.0    $ 37,545        100.0    $ 30,161        100.0
                          ========      =======    ========      =======    ========      =======

      FISCAL 2000 COMPARED WITH FISCAL 1999

            Net sales increased by $3,443,000, or 9.2%, to $40,988,000 in fiscal 2000, from $37,545,000 in fiscal 1999. This increase was attributable to the increased sales of all business segments, with the largest increases attributable to Infection Control Products and Scientific Products. Net sales were positively impacted in fiscal 2000 compared with fiscal 1999 by approximately $801,000 due to the translation of Carsen's net sales using a stronger Canadian dollar against the United States dollar.

            For fiscal 2000, the increased sales of Infection Control Products were primarily attributable to an increase in demand for infection control products in the United States, and to a lesser extent, continued expansion and improvement of the international distribution of MediVators' infection control products and selling price increases. The increased sales of Scientific Products were primarily attributable to an increase in demand for microscopes and related imaging equipment.

            Gross profit increased by $2,519,000, or 18.4%, to $16,241,000 in fiscal 2000, from $13,722,000 in fiscal 1999. Gross profit was positively impacted in fiscal 2000 compared with fiscal 1999 by approximately $294,000 due to the translation of Carsen's gross profit using a stronger Canadian dollar against the United States dollar.

            Gross profit as a percentage of sales increased to 39.6% in fiscal 2000, from 36.5% in fiscal 1999. The higher gross profit percentage for fiscal 2000 was primarily attributable to the positive impact of a stronger Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; favorable sales mix and manufacturing efficiencies associated with infection control products; favorable sales mix associated with Product Service; and the write-off in fiscal 1999 of inventory in the amount of $452,000 associated with the discontinuance of MediVators' medical sharps disposal business.

            Shipping and warehouse expenses increased by $89,000 to $491,000 for fiscal 2000, from $402,000 for fiscal 1999. The increase was attributable to variable freight costs associated with the increase in sales volume.

            Selling expenses as a percentage of net sales were 12.8% for fiscal 2000, compared with 12.5% for fiscal 1999. The increase was attributable to an increase in personnel to support the increase in volume at the Company's Canadian subsidiary.

            General and administrative expenses increased by $646,000 to $4,543,000 for fiscal 2000, from $3,897,000 for fiscal 1999. The increase was primarily attributable to personnel costs, including incentive compensation, and professional fees.

            Research and development expenses increased by $47,000 to $836,000 for fiscal 2000, from $789,000 for fiscal 1999. This increase was due to an increase in personnel costs and continuing engineering on existing products.

            The Company incurred costs of $74,000 in fiscal 1999 related to professional fees associated with the termination of a proposed acquisition.

            Interest expense decreased to $225,000 in fiscal 2000, from $271,000 in fiscal 1999. This decrease was attributable to a decrease in average outstanding borrowings during fiscal 2000 under the Company's revolving credit facilities, partially offset by an increase in average borrowing rates.

            Income from continuing operations before income taxes increased by $1,320,000, or 36.7%, to $4,916,000 for fiscal 2000, from $3,596,000 for fiscal
1999. Without the write-off associated with the discontinuance of MediVators' medical sharps disposal business, income from continuing operations before income taxes would have increased by $853,000, or 21.0%, for fiscal 2000.

            Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 43.9% and 46.1% for fiscal 2000 and 1999, respectively. For fiscal 2000, the consolidated effective tax rate is lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

      FISCAL 1999 COMPARED WITH FISCAL 1998

            Net sales increased by $7,384,000, or 24.5%, to $37,545,000 in fiscal 1999, from $30,161,000 in fiscal 1998. This increase was attributable to the increased sales of all business segments. Net sales were adversely impacted in fiscal 1999 compared with fiscal 1998 by approximately $1,507,000 due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

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

            Gross profit increased by $2,288,000, or 20.0%, to $13,722,000 in fiscal 1999, from $11,434,000 in fiscal 1998. Gross profit was adversely impacted in fiscal 1999 compared with fiscal 1998 by approximately $520,000 due to the translation of Carsen's gross profit using a weaker Canadian dollar against the United States dollar.

            Gross profit as a percentage of sales decreased to 36.5% in fiscal 1999, from 37.9% in fiscal 1998. The lower gross profit percentage for fiscal 1999 was primarily attributable to the adverse impact of a weaker Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; the write-off of inventory in the amount of $452,000 associated with the discontinuance of MediVators' medical sharps disposal business; and more competitive sales of medical products. The gross profit percentage decrease was net of improvements in gross profit percentage attributable to favorable sales mix, selling price increases and volume related manufacturing efficiencies associated with infection control products.

            Shipping and warehouse expenses decreased by $18,000 to $402,000 for fiscal 1999, from $420,000 for fiscal 1998.

            Selling expenses as a percentage of net sales were 12.5% for fiscal 1999, compared with 11.9% for fiscal 1998. The increase was attributable to an increase in advertising and sales promotion costs associated with infection control products and higher personnel costs and commissions associated with certain domestic sales of infection control products, partially offset by the effect of the increased sales against the fixed portion of selling expenses.

            General and administrative expenses increased by $440,000 to $3,897,000 for fiscal 1999, from $3,457,000 for fiscal 1998. The increase was primarily attributable to professional fees, amortization of intangible assets related to the acquisition of Lutz Medical in March 1998, and increased internal regulatory costs, including costs of ISO certification.

            Research and development expenses decreased by $60,000 to $789,000 for fiscal 1999, from $849,000 for fiscal 1998. This decrease was due to a reduction in personnel costs and third party laboratory testing.

            The Company incurred costs of $74,000 in fiscal 1999 related to professional fees associated with the termination of a proposed acquisition.

            Interest expense increased to $271,000 in fiscal 1999, from $179,000 in fiscal 1998. This increase was primarily attributable to an increase in average borrowings outstanding during fiscal 2000 under the Company's revolving credit facilities.

            Income from continuing operations before income taxes increased by $671,000, or 22.9%, to $3,596,000 for fiscal 1999, from $2,925,000 for fiscal
1998. Without the write-off associated with the discontinuance of MediVators' medical sharps disposal business, income from continuing operations before income taxes would have increased by $1,138,000, or 38.9%, to $4,063,000 for fiscal 1999.

            Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 46.1% and 45.1% for fiscal 1999 and 1998, respectively. For fiscal 1999, the consolidated effective tax rate is higher than the Canadian effective tax rate due to the fact that losses generated by the United States operations could not be used to offset income generated by the Canadian operations. The overall loss generated by the Company's United States operations was attributable to corporate overhead, partially offset by net income at MediVators.

LIQUIDITY AND CAPITAL RESOURCES

            At July 31, 2000, the Company's working capital was $14,131,000, compared with $12,941,000 at July 31, 1999. This increase primarily reflects increases in cash and cash equivalents and net assets related to discontinued business and a decrease in other accrued expenses, partially offset by a decrease in inventories.

            Net cash provided by operating activities was $4,668,000 for fiscal 2000, compared with net cash provided by operating activities of $1,916,000 for fiscal 1999 and net cash used in operating activities of $320,000 for fiscal 1998. In fiscal 2000, net cash provided by operating activities was primarily due to net income from continuing operations after adjusting for depreciation and amortization and deferred income taxes, and decreases in inventories and accounts receivable. In fiscal 1999, net cash provided by operating activities was primarily due to net income from continuing operations after adjusting for depreciation and amortization and the write-off associated with the medical sharps disposal inventories, and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. In fiscal 1998, net cash used in operating activities was primarily due to increases in accounts receivable, inventories and other current assets, partially offset by net income from continuing operations after adjusting for depreciation and amortization.

            Net cash used in investing activities was $1,392,000, $375,000 and $1,373,000 in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, net cash used in investing activities was primarily due to an increase in the net assets related to discontinued operations and capital expenditures. In fiscal 1999, net cash used in investing activities was primarily due to capital expenditures. In fiscal 1998, the net cash used in investing activities was primarily due to an increase in the net assets related to discontinued operations, capital expenditures and the acquisition of Lutz Medical.

            Net cash used in financing activities was $1,641,000 in fiscal 2000, compared with net cash used in financing activities of $1,500,000 in fiscal 1999 and net cash provided by financing activities of $1,530,000 in fiscal 1998. These changes were principally due to the fluctuations in outstanding borrowings under the Company's revolving credit facilities, proceeds from the exercise of stock options and, in fiscal 2000 and 1999, purchases of Treasury Stock.

            The Company has two credit facilities, a $5,000,000 (United States dollars) revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2001. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's Canadian prime rate to
 .75% above the prime rate, depending upon Carsen's debt to equity ratio. At July 31, 2000, such rate was .25% above the lender's prime rate. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. The prime rates associated with the Carsen and MediVators revolving credit facilities were 7.50% and 9.50%, respectively, at July 31, 2000. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel. There were $125,000 and $1,561,000 of borrowings outstanding under these facilities at July 31, 2000 and 1999, respectively.

            During fiscal 2000 compared with fiscal 1999, the average value of the Canadian dollar increased by 3% relative to the value of the United States dollar. A change in the value of the Canadian dollar against the United States dollar affects the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

            Under the Carsen credit facility the Company's Canadian subsidiary has a $15,000,000 (U.S. dollars) foreign exchange hedging facility which is available to be used to minimize future adverse currency fluctuations as they relate to purchases of inventories. At October 6, 2000, Carsen had foreign exchange forward contracts aggregating $4,630,000 (United States dollars), to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent a portion of the Canadian subsidiary's projected purchases of inventories through July 2001. The weighted average exchange rate of the forward contracts open at October 6, 2000 was $1.4605 Canadian dollar per United States dollar, or $.6847 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on October 6, 2000 was $1.4964 Canadian dollar per United States dollar, or $.6683 United States dollar per Canadian dollar.

            For purposes of translating the balance sheet, at July 31, 2000 compared with July 31, 1999, the value of the Canadian dollar increased slightly compared to the value of the United States dollar. As a result, at July 31, 2000, the negative cumulative foreign currency translation adjustment was reduced by $133,000 compared to July 31, 1999, thereby slightly increasing stockholders' equity. However, since July 31, 1997, the net increase in the negative cumulative foreign currency translation adjustment (due to the conversion of Carsen's net assets using a weaker Canadian dollar) has reduced stockholders' equity by $740,000.

            The Company believes that its current cash position, anticipated cash flow from continuing operations, amounts to be received related to the discontinuance of the Company's Consumer Products business and the funds available under the revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future based upon the current level of operations. At October 6, 2000, approximately $6,043,000 was available under the credit facilities.

            As of July 31, 2000, the Company had net operating loss carryforwards for financial statement and domestic tax reporting purposes ("NOLs") of approximately $15,886,000 which will expire through July 31, 2015. Of this amount, approximately $1,100,000 represents NOLs accumulated by MediVators prior to the MediVators merger, which may only be used against the future earnings of MediVators and are subject to annual limitations due to the ownership change.

            In addition, the Company and its Canadian subsidiary cannot file consolidated tax returns, for Canadian or United States income tax purposes. Therefore, neither net losses sustained by the Company in the United States, if any, nor the NOLs can be utilized to reduce Canadian federal or provincial income taxes payable by the Canadian subsidiary on its taxable income, nor can losses sustained by the Canadian subsidiary, if any, be used to offset taxable income earned by the Company in the United States. This has resulted in the payment of income taxes by the Company in Canada, notwithstanding net losses sustained, or NOL's utilized by, the Company in the United States.

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

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES
            ABOUT MARKET RISK.

            Foreign currency market risk: Carsen pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in
Note 2 to the Consolidated Financial Statements. Fluctuations in the exchange rates between the United States and Canada had a positive impact in fiscal 2000 and an adverse impact in fiscal 1999 upon the Company's results of operations and stockholders' equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The current directors and executive officers of the Company are as follows:


Name                      Age             Position
----                      ---             --------

Charles M. Diker           65       Chairman of the Board and
                                       Director
Alan J. Hirschfield        65       Vice Chairman of the Board,
                                       Director and Chairman of the
                                       Compensation Committee
Robert L. Barbanell        70       Director, Chairman of the Audit
                                       Committee and a member of
                                       the Compensation Committee
Joseph M. Cohen            63       Director
Darwin C. Dornbush, Esq.   70       Secretary and Director
Morris W. Offit            63       Director and a member of the
                                       Audit Committee
James P. Reilly            60       President, Chief Executive
                                       Officer and Director
John W. Rowe, M.D.         56       Director
Bruce Slovin               64       Director and a member of
                                       the Audit Committee
Roy K. Malkin              54       President and Chief Executive
                                       Officer of MediVators
Craig A. Sheldon           38       Vice President and Controller
William J. Vella           44       President and Chief Operating
                                       Officer of Carsen

            Mr. Diker has served as Chairman of the Board of the Company since April 1986. He is a private investor and a non-managing principal of Weiss, Peck & Greer, an investment management company. Mr. Diker is also a director of AMF Bowling, Inc. (NYSE), an owner and operator of bowling centers and a manufacturer of bowling equipment, International Specialty Products (NYSE), a specialty chemical company, and Chyron Corporation (NYSE), a supplier of graphics for the television industry.

            Mr. Hirschfield has served as Vice Chairman of the Board of the Company since January 1988. He is currently a private investor and consultant. From July 1992 to February 2000, Mr. Hirschfield served as Co-Chairman and Co-Chief Executive Officer of Data Broadcasting Corp. (NASDAQ), a communication services and technology company. Mr. Hirschfield is a director of Data Broadcasting Corp. as well as Chyron Corporation (NYSE), a supplier of graphics for the television industry and Jackpot, Inc. (NYSE), an internet venture investor and incubator company.

            Mr. Barbanell has served as President of Robert L. Barbanell Associates, Inc., a financial consulting company, since July 1994. Mr. Barbanell is also Chairman of the Board and a director of Marine Drilling Companies, Inc.
(NYSE), a drilling contractor, a director of Kaye Group Inc. (NASDAQ), an insurance brokerage and insurance underwriting company, a director of Blue Dolphin Energy Company (NASDAQ), an oil and gas company, and a director of Sentry Technology Corporation (NASDAQ), a security products company.

            Mr. Cohen has served as Chairman of JM Cohen & Co., L.L.C., a family investment group, since February 2000. From July 1998 until February 2000, Mr. Cohen was Chairman of SG Cowen Securities Corp., a securities firm. From June 1967 until July 1998, Mr. Cohen was Managing Partner and Chairman of Cowen & Company, a research and investment banking firm.

            Mr. Dornbush has served as Secretary of the Company since July 1990. He has been a partner in the law firm of Dornbush Mensch Mandelstam & Schaeffer, LLP, which has been general counsel to the Company for more than the past five years. Mr. Dornbush is also a director of Benihana, Inc. (NASDAQ), a company which operates Japanese restaurants.

            Mr. Offit has served as Chief Executive Officer of OFFITBANK (a Wachovia company), a limited purpose trust company chartered by the New York State Banking Department, since July 1990. Mr. Offit is a Trustee of Johns Hopkins University where he served as Chairman of the Board of Trustees from 1990 through 1996. He serves as a director of Wachovia Corporation (NYSE), a bank holding company.

            Mr. Reilly has served as President and Chief Executive Officer of the Company since June 1989. Mr. Reilly is a certified public accountant.

            Dr. Rowe has served as President and CEO of Aetna US Healthcare since September 2000. From July 1998 until September 2000, Dr. Rowe was President and Chief Executive Officer of Mount Sinai NYU Health. From July 1988 until July 1998, Dr. Rowe was President of the Mount Sinai Hospital. From July 1988 until July 1999, Dr. Rowe was President of the Mount Sinai School of Medicine. He also serves as a Professor of Medicine and of Geriatrics at the Mount Sinai School of Medicine.

            Mr. Slovin has served as President and a director of MacAndrews & Forbes Holdings Inc. and Revlon Group, Inc., privately held industrial holding companies, since 1985. Mr. Slovin is also a director of Kuala Healthcare, Inc. (NASDAQ), a home health care services company, Infu-Tech, Inc. (NASDAQ), a home health care company, and M&F Worldwide Corp. (NYSE), a manufacturer of licorice extract and flavorings.

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

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC, and the Company is required to disclose in this Report any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2000 fiscal year transactions and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for the 2000 fiscal year, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners for such fiscal year.

 ITEM 11.   EXECUTIVE COMPENSATION.

            The following table sets forth, for the fiscal years ended July 31, 2000, 1999 and 1998, compensation, including salary, bonuses, stock options and certain other compensation, paid by the Company to the Chief Executive Officer and to the other executive officers of the Company who received more than $100,000 in salary and bonus during fiscal year 2000:


                           SUMMARY COMPENSATION TABLE
               ----------------------------------------------------

                                                       Long-Term
                                                      Compensation
                             Annual Compensation (1)    Awards (2)
                             -----------------------  ------------
   Name and                    Salary      Bonus        Options
Principal Position    Year       ($)         ($)          (#)
------------------    ----     -------     ------       -------

Charles M. Diker      2000     150,000          0         1,000
  Chairman of the     1999     150,000          0        51,000
  Company             1998     125,000          0        51,000

James P. Reilly(3)    2000     288,750    141,967         1,000
  President and       1999     275,000     98,494       101,000
  Chief Executive     1998     250,000     39,225         1,000
  Officer of the
  Company

Roy K. Malkin (4)     2000     175,000     60,000         5,000
  President and       1999      20,192          0        50,000
  Chief Executive
  Officer of
  MediVators, Inc.

Craig A. Sheldon      2000     121,750     27,000        25,000
  Vice President      1999     109,000     18,000         6,000
  and Controller      1998      97,500     15,000         5,000
  of the Company

William J. Vella(5)   2000     169,950     40,000        25,000
  President and       1999     144,997     69,668        10,000
  Chief Operating     1998     133,447     16,500        10,000
  Officer of
  Carsen Group Inc.

----------


(1) The Company did not pay or provide other forms of annual compensation (such as perquisites and other personal benefits) to the above-named executive officers having a value exceeding the lesser of $50,000 or 10% of the total annual salary and bonus reported for such officers, with the exception of a one-time relocation allowance provided to Mr. Malkin in the amount of $58,877 paid during fiscal 2000.

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

(3) In March 1999, the Company entered into a four year employment agreement with James P. Reilly (the "Employment Agreement") which was effective as of August 1, 1998. The Employment Agreement provides for (i) an annual base salary of $275,000, subject to annual increases equal to the greater of 5% or a cost of living formula, (ii) annual incentive compensation equal to 6% of the increase in the current fiscal year's pre- tax income over the highest pre-tax income of any prior fiscal year commencing July 31, 1998, subject to adjustment for specified events, (iii) bonuses of $65,000 payable upon each of the execution of the Employment Agreement, August 1, 1999 and August 1, 2000, (iv) participation in employee health, insurance and other benefit plans, (v) maintenance by the Company of a life insurance policy on the life of Mr. Reilly in the face amount of $500,000 payable to his designated beneficiary, and (vi) use of a Company owned or leased automobile. In addition, Mr. Reilly was granted a stock option under the Company's 1997 Employee Stock Option Plan to purchase 100,000 shares of Common Stock at an exercise price equal to $6.00 (the fair market value of the shares on the date of grant) and having a ten year term. If the Employment Agreement expires and Mr. Reilly's employment is terminated thereafter for any reason, Mr. Reilly will be entitled to a severance payment equal to one year's base salary plus the amount of his bonus for the most recently completed fiscal year (the "Severance Amount"). In the event of a "Change In Control" (as defined in the Employment Agreement), Mr. Reilly has a nine month option to terminate his employment and receive a severance payment on a formula based on his average compensation over the previous three years. If such termination was prior to August 1, 1999, severance would have been 2.5 times such average compensation. After August 1, 1999 such amount is reduced by 2.5% per month, but not below the Severance Amount described above. The Employment Agreement contains a non-competition provision applicable for two years following termination of Mr. Reilly's employment. The Company has the right to terminate the Agreement for death, disability and "cause" (as defined in the Employment Agreement) and Mr. Reilly has the right to terminate the Employment Agreement upon three month's notice.

(4) In May 1999, MediVators entered into an employment agreement with Roy K. Malkin that expires on July 31, 2002. Mr. Malkin's employment agreement provides for (i) an annual base salary of $175,000, subject to annual increases equal to the greater of 5% or a cost of living formula, (ii) annual incentive compensation commencing July 31, 2000, equal to 5% of the increase in MediVators' current fiscal year's pre-tax income over MediVators' highest pre-tax income of any prior fiscal year, (iii) participation in employee health, insurance and other benefit plans, (iv) maintenance by MediVators of a life insurance policy on the life of Mr. Malkin in the face amount of $250,000 payable to his designated beneficiary, (v) use of a Company owned or leased automobile and (vi) the Company to grant Mr. Malkin an option to purchase 50,000 shares of Common Stock under the 1997 Employee Stock Option Plan at an exercise price equal to $5.25 (the fair market value of the shares on the date of grant). Mr. Malkin was not employed by the Company prior to May 1999.

(5) Mr. Vella was paid his salary and bonus in Canadian dollars. The dollar amounts above have been translated from Canadian dollars to U.S. dollars based upon an average exchange rate during the respective fiscal year.

OPTION GRANTS IN FISCAL 2000

             The following stock option information is furnished for the fiscal year ended July 31, 2000 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock options granted during such fiscal year. Stock options were granted without tandem stock appreciation rights.


                              % of Total
                   Number of    Options                            Potential Realizable
                    Shares    Granted to                             Value at Assumed
                  Underlying   Employees   Exercise               Annual Rates of Stock
                   Options    During the   Price Per  Expiration    Price Appreciation
      Name         Granted    Fiscal Year  Share ($)     Date     for Option Term ($)(1)
      ----        ----------  -----------  ---------  ----------  ----------------------
                                                                      5%         10%
                                                                  ---------  -----------

Charles M. Diker    1,000 (2)     0.8         7.781     7/30/05       4,893   12,401

James P. Reilly     1,000 (2)     0.8         7.781     7/30/05       4,893   12,401

Roy K. Malkin       5,000 (3)     4.6         5.25      2/24/05       7,252   16,026

Craig A. Sheldon   25,000 (3)    19.3         5.25      2/24/05      36,262   80,129

William J. Vella   25,000 (3)    19.3         5.25      2/24/05      36,262   80,129

----------

     (1) Represents the potential realizable value of the options granted at assumed 5% and 10% rates of compounded annual stock price appreciation from the date of grant of such options.

     (2) These options were granted under the Company's 1991 Directors' Stock Option Plan. The exercise price per share of the options is the market value per share on the date of grant. The options are subject to vesting as follows: 50% of the total shares covered by the options vest on the first anniversary of the date of grant and the remaining 50% vest on the second anniversary of such date of grant.

     (3) These options were granted under the Company's 1997 Employee Stock Option Plan. The exercise price per share of the options is the market value per share on the date of grant. The options are subject to vesting as follows: 25% of the total shares covered by the options vest on each of the first four anniversaries of the date of the grant.

AGGREGATED OPTION EXERCISES IN FISCAL 2000
AND FISCAL YEAR-END OPTION VALUES

      The following information is furnished for the fiscal year ended July 31, 2000 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock option exercises during such fiscal year.


                                                 Number of Shares                   Value of
                                              Underlying Unexercised         Unexercised in-the-Money
                    Shares                   Options At 7/31/00 (#)        Options At 7/31/00 ($)
                  Acquired On     Value       ----------------------------   ----------------------------
     Name         Exercise (#)  Realized ($)  Exercisable  Non-exercisable   Exercisable  Non-exercisable
     ----         ------------  ------------  -----------  ---------------   -----------  ---------------

Charles M. Diker          0             0        143,834        18,166          95,834          1,751
James P. Reilly      50,000       206,000         40,832        68,168          78,972        119,970
Roy K. Malkin             0             0         16,667        38,333          42,184         97,021
Craig A. Sheldon      1,775           444         12,750        33,250           6,647         72,750
William J. Vella      2,000         1,500         27,000        39,000          14,435         82,897

STOCK OPTIONS

             An aggregate of 250,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1991 Employee Stock Option Plan (the "1991 Employee Plan"). Options granted under the 1991 Employee Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The 1991 Employee Plan is administered in all respects by a committee composed of at least two non-employee members of the Company's Board of Directors who are designated by the Board (the "Stock Option Committee"). The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the 1991 Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the 1991 Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of an employee who possesses more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Holder"), the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by the tendering or cashless exchange of shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the 1991 Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. All options outstanding at July 31, 2000 under the 1991 Employee Plan have a term of five years. At July 31, 2000, options to purchase 91,500 shares of Common Stock at prices between $5.50 and $8.75 per share were outstanding under the 1991 Employee Plan, and 95,850 shares were available for grant under the 1991 Employee Plan. No additional options will be granted under the 1991 Employee Plan.

             An aggregate of 700,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1997 Employee Stock Option Plan, as amended (the "1997 Employee Plan"). Options granted under the 1997 Employee Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Code. The 1997 Employee Plan is administered in all respects by the Stock Option Committee. The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the 1997 Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the 1997 Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of a 10% Holder, the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by the tendering or cashless exchange of shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the 1997 Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. All options outstanding at July 31, 2000 under the 1997 Employee Plan have a term of five years, except for 100,000 options granted to Mr. Reilly under the terms of his employment agreement, which have a term of ten years. At July 31, 2000, options to purchase 340,750 shares of Common Stock at prices between $4.875 and $8.75 per share were outstanding under the 1997 Employee Plan, and 359,250 shares were available for grant under the 1997 Employee Plan.

             An aggregate of 200,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1991 Directors' Stock Option Plan (the "1991 Directors' Plan"). Options granted under the 1991 Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The 1991 Directors' Plan provides for the automatic grant to each of the Company's directors of options to purchase 1,000 shares of Common Stock on the last business day of the Company's fiscal year. In addition, an option to purchase 500 shares of Common Stock is granted automatically on the last business day of each fiscal quarter to each director (exclusive of Messrs. Diker, Reilly and Dornbush and any other director who serves as an officer or employee of the Company) provided that the director attended any regularly scheduled meeting of the Board, if any, held during such quarter. Each such option grant is at an exercise price equal to the fair market value of the Common Stock on the date of grant and has a ten year term. Mr. Dornbush, who is both an officer and director of the Company (and who thereby does not receive said quarterly option grant), was granted a non-plan option to purchase

500 shares of Common Stock on the last business day of each fiscal quarter provided that Mr. Dornbush attended any regularly scheduled meeting of the Board, if any, held during such quarter. The fiscal year options are exercisable in two equal annual installments commencing on the first anniversary of the grant thereof and the quarterly options, including the non-plan options issued to Mr. Dornbush, are exercisable in full immediately. At July 31, 2000, options to purchase 133,500 shares of Common Stock at prices between $2.00 and $10.25 per share were outstanding under the 1991 Directors' Plan, and 16,500 shares were available for grant under the 1991 Directors' Plan. In addition, at July 31, 2000 Mr. Dornbush had non-plan options to purchase an aggregate of 6,000 shares of Common Stock at prices between $5.3125 and $8.75 per share. No additional options will be granted under the 1991 Director's Plan, and no additional quarterly non-plan options will be granted to Mr. Dornbush.

             An aggregate of 200,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1998 Directors' Stock Option Plan (the "1998 Directors' Plan"). Options granted under the 1998 Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The 1998 Directors' Plan provides for the automatic grant to each of the Company's directors of options to purchase 1,000 shares of Common Stock on the last business day of the Company's fiscal year. In addition, an option to purchase 500 shares of Common Stock is granted automatically on the last business day of each fiscal quarter to each director (exclusive of Messrs. Diker and Reilly and any other director who is a full-time employee of the Company) provided that the director attended any regularly scheduled meeting of the Board, if any, held during such quarter. Each such option grant is at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options granted prior to July 31, 2000 have a ten year term and options granted on and after July 31, 2000 have a five year term. The fiscal year options are exercisable in two equal annual installments commencing on the first anniversary of the grant thereof and the quarterly options are exercisable in full immediately. At July 31, 2000 options to purchase 18,000 shares of Common Stock at prices between $5.125 and $7.781 per share were outstanding under the 1998 Directors' Plan, and 182,000 shares were available for grant under the 1998 Directors' Plan.

             The Company also has outstanding options granted by MediVators prior to the MediVators merger under the MediVators 1991 Stock Option Plan (the "MediVators Plan") which became fully exercisable as a result of the MediVators merger. At July 31, 2000, options to purchase 8,035 shares of Common Stock at prices between $6.08 and $8.27 per share were outstanding under the

MediVators Plan. No additional options will be granted under the MediVators
Plan.

             In October 1996, Mr. Diker was granted a ten year non-plan option to purchase 50,000 shares of Common Stock at an exercise price of $7.375 per share. In October 1997, Mr. Diker was granted a ten year non-plan option to purchase 50,000 shares of Common Stock at an exercise price of $7.00 per share. In October 1998, Mr. Diker was granted a ten year non-plan option to purchase 50,000 shares of Common Stock at an exercise price of $7.75 per share. All of said options are exercisable in full.

             In October 1998, Dr. Rowe was granted a ten year non-plan option to purchase 10,000 shares of Common Stock at an exercise price of $8.00 per share. This option is exercisable in full. In March 1999, Dr. Rowe was granted a ten year non-plan option to purchase 10,000 shares of Common Stock at an exercise price of $6.375 per share. This option is exercisable in three equal annual installments beginning March 1999.

             In October 2000, Mr. Cohen was granted a five year non-plan option to purchase 10,000 shares of Common Stock at an exercise price of $8.38 per share. This option is exercisable in three equal annual installments beginning October 2000.

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS AND THE STOCK OPTION COMMITTEE

             The Compensation Committee of the Company's Board of Directors (the "Committee") is responsible for setting and administering the policies which govern annual executive compensation. The Committee is currently comprised of two members, Mr. Hirschfield, Chairman, and Mr. Barbanell, both of whom are non-employee directors.

             Executive compensation for the fiscal year ended July 31, 2000 consisted of base salary plus an incentive bonus when earned. The policy of the Committee, in consultation with the Chairman and the Chief Executive Officer, is to provide compensation to the Chief Executive Officer and the Company's other executive officers reflecting the contribution of such executives to the Company's growth in sales and earnings, the implementation of strategic plans consistent with the Company's long-term objectives, and the enhancement of shareholder value.

             Mr. Reilly, the President and Chief Executive Officer of the Company, serves the Company pursuant to a four year employment agreement effective as of August 1, 1998 and is compensated pursuant to the express terms of such agreement.

             Mr. Malkin, the President and Chief Executive Officer of MediVators, serves MediVators pursuant to an employment agreement which commenced on May 19, 1999 and expires on July 31, 2002, and is compensated pursuant to the express terms of such agreement.

             Long-term incentive compensation policy consists exclusively of the award of stock options under the Company's 1991 Employee Plan and 1997 Employee Plan and, in the case of officers who serve as directors of the Company, non-discretionary annual option grants of 1,000 shares under the Company's 1991 Directors' Plan and 1998 Directors' Plan.

             The Stock Option Committee under the 1991 Employee Plan and the 1997 Employee Plan is responsible for the award of stock options. Two non-employee directors, Mr. Hirschfield and Mr. Barbanell, currently serve on the Stock Option Committee, which administers the granting of options under the 1991 Employee Plan and the 1997 Employee Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

             No officer of the Company served on the Company's Compensation Committee during its last fiscal year. Mr. Reilly, the President and Chief Executive Officer of the Company, however, participated in deliberations concerning executive compensation, except with respect to the compensation of the Chairman of the Board and himself.

ITEM 12.     SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF SECURITIES

             The following table sets forth stock ownership information as of October 6, 2000 concerning (i) each director and persons nominated to become directors of Cantel, (ii) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known by Cantel to beneficially own more than five (5%) percent of the outstanding shares of Cantel's Common Stock, (iii) the Chief Executive Officer and the other executive officers named in the Summary Compensation Table above, and (iv) Cantel's executive officers and directors as a group:



                                                          Amount and
                                                          Nature of
   Name and Address                                       Beneficial      Percentage
   of Beneficial Owners     Position With the Company     Ownership (1)    of Class
   --------------------     -------------------------     -------------   -----------

   Charles M. Diker         Chairman of the Board and       987,633 (2)     21.5
   One New York Plaza       Director
   New York, New York

   Alan J. Hirschfield      Vice Chairman of the Board      226,833 (3)      5.1
   P.O. Box 7443            and Director
   Jackson, Wyoming

   Robert L. Barbanell      Director                         48,269 (4)      1.1

   Joseph M. Cohen          Director                             --           --

   Darwin C. Dornbush, Esq. Secretary and Director           28,180 (5)       .6

   Morris W. Offit          Director                         58,000 (6)      1.3

   James P. Reilly          President and CEO and           154,282 (7)      3.4
                            Director

   John W. Rowe, M.D.       Director                         20,667 (8)       .5

   Bruce Slovin             Director                        181,000 (9)      4.0

   Roy K. Malkin            President and CEO of             16,667 (10)      .4
                            MediVators, Inc.

   Craig A. Sheldon         Vice President and               15,775 (11)      .4
                            Controller

   William J. Vella         President and COO of             48,003 (12)     1.1
                            Carsen Group Inc.

   All officers and                                       1,785,309 (13)    36.9
   directors as a group
   of 12 persons

----------

(1) Unless otherwise noted, Cantel believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from October 6, 2000 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days from October 6, 2000 have been exercised.

(2) Includes 160,500 shares which Mr. Diker may acquire pursuant to stock options. Does not include an aggregate of 581,090 shares owned by (i) Mr. Diker's wife, (ii) certain trusts for the benefit of Mr. Diker's children,
      (iii) certain accounts with Weiss, Peck and Greer, an investment firm of which Mr. Diker is a non-managing principal, over which accounts Mr. Diker exercises investment discretion, (iv) the DicoGroup, Inc., a corporation of which Mr. Diker serves as Chairman of the Board, and (v) a non-profit corporation of which Mr. Diker and his wife are the principal officers and directors. Mr. Diker disclaims beneficial ownership as to all of the foregoing shares.

(3) Includes 30,500 shares which Mr. Hirschfield may acquire pursuant to stock options.

(4) Includes 17,500 shares which Mr. Barbanell may acquire pursuant to stock options. Does not include 2,500 shares owned by Mr. Barbanell's wife as to which Mr. Barbanell disclaims beneficial ownership.

(5) Includes 18,500 shares which Mr. Dornbush may acquire pursuant to stock options.

(6) Includes 26,000 shares which Mr. Offit may acquire pursuant to stock options.

(7) Includes 40,832 shares which Mr. Reilly may acquire pursuant to stock options. Does not include 87,115 shares owned by Mr. Reilly's wife as to which Mr. Reilly disclaims beneficial ownership.

(8) Includes 20,667 shares which Dr. Rowe may acquire pursuant to stock options.

(9) Includes 31,000 shares which Mr. Slovin may acquire pursuant to stock options. Does not include an aggregate of 9,000 shares owned by (i) certain trusts for the benefit of Mr. Slovin's children and (ii) a charitable foundation established by Mr. Slovin. Mr. Slovin disclaims beneficial ownership as to all of the foregoing shares.

(10) Includes 16,667 shares which Mr. Malkin may acquire pursuant to stock options.

(11) Includes 14,000 shares which Mr. Sheldon may acquire pursuant to stock options.

(12) Includes 30,000 shares which Mr. Vella may acquire pursuant to stock options.

(13)  Includes 406,166 shares which may be acquired pursuant to stock options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                     PART IV



ITEM 14.     FINANCIAL STATEMENTS, FINANCIAL STATEMENT
             SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

             1.    CONSOLIDATED FINANCIAL STATEMENTS:

                   (i)   Report of Independent Auditors.

                   (ii)  Consolidated Balance Sheets as of July 31, 2000 and
             1999.

                   (iii) Consolidated Statements of Income for the years ended
             July 31, 2000, 1999 and 1998.

                   (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended July 31, 2000, 1999 and 1998.

                   (v) Consolidated Statements of Cash Flows for the years ended July 31, 2000, 1999 and 1998.

                   (vi)  Notes to Consolidated Financial Statements.

             2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

                   (i) Schedule II - Valuation and Qualifying Accounts for the
             years ended July 31, 2000, 1999 and 1998.

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

             2(b) - Asset Purchase Agreement between Carsen Group Inc. and Olympus America Inc. dated as of October 6, 2000, among Registrant, Carsen Group Inc. and Olympus America Inc. (Incorporated by reference to Exhibit
(2) of Registrant's Current Report on Form 8-K dated October 6, 2000
("2000 8-K").

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

             3(i) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on May 10, 1999.

             3(j) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on April 5, 2000.

             3(k) - Registrant's By-Laws adopted June 1, 1976, as amended through the date of this Report. (Incorporated herein by reference to Exhibit 3(d) to Registrant's 1985 Annual Report on Form 10-K.)

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

             10(e) - Agreement between Carsen Group Inc. and Olympus America Inc., dated April 1, 1994. (Incorporated by reference to Exhibit 10(g) to Registrant's 1994 Annual Report on Form 10-K.)

            10(f) - Loan Agreement dated as of October 29, 1993 among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated herein by reference to Exhibit 10(v) of Registrant's 1993 Annual Report on Form 10-K.)

             10(g) - First Amendment to Loan Agreement, dated as of August 28, 1995, among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated herein by reference to Exhibit 10(n) of Registrant's 1995 Annual Report on Form 10-K.)

             10(h) - MediVators' 1991 Stock Option and Compensation Plan as amended. (Incorporated by reference to Exhibit 10P to MediVators' Registration Statement on Form S-3, File No. 33-79764.)

             10(i) - Loan and Security Agreement dated as of May 27, 1996, among MediVators, Inc., Disposal Sciences, Inc. and National Canada Finance Corp. (Incorporated by reference to Exhibit 10(s) of Registrant's 1996 Annual Report on Form 10-K [the "1996 10-K"].)

             10(j) - Stock Option Agreement, dated as of October 17, 1996 , between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(v) of Registrant's 1996 10-K.)

             10(k) - Registrant's 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10(s) of Registrant's 1997 Annual Report on Form 10-K [the "1997 10-K"].)

             10(l) - Form of Incentive Stock Option Agreement under Registrant's 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10(t) of the Registrant's 1997 10-K.)

             10(m) - Second Loan Amending Agreement, dated as of April 19, 1996, among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(w) of Registrant's 1997 10-K.)

             10(n) - Third Loan Amending Agreement, dated as of March 7, 1997, among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(x) of Registrant's 1997 10-K.)

             10(o) - First Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc., dated as of August 26, 1997, among Registrant and Olympus America Inc. (Incorporated by reference to Exhibit 10(y) of Registrant's 1997 10-K.)

             10(p) - First Amendment to Loan and Security Agreement dated as of December 1, 1997, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(u) of Registrant's 1998 10-K.)

             10(q) - Second Amendment to Loan and Security Agreement dated as of July 1, 1998, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(v) of Registrant's 1998 10-K.)

             10(r) - Third Amendment to Loan and Security Agreement dated as of October 26, 1998, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(w) of Registrant's 1998 10-K.)

             10(s) - Stock Option Agreement, dated as of October 16, 1997, between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(x) of Registrant's 1998 10-K.)

             10(t) - Form of Non-Plan Stock Option Agreement between the Registrant and Darwin C. Dornbush. (Incorporated by reference to Exhibit 10(y) of Registrant's 1998 10-K.)

             10(u) - Stock Option Agreement, dated as of October 5, 1998, between the Registrant and John W. Rowe. (Incorporated by reference to Exhibit 10(z) of Registrant's 1998 10-K.)

             10(v) - Non-Competition Agreement, dated as of March 16, 1998, between the Registrant, Christopher C. Lutz and Bonolyn L. Lutz. (Incorporated by reference to Exhibit 10(aa) of Registrant's 1998 10-K.)

             10(w) - Employment Agreement, dated as of May 19, 1999, between the Registrant and Roy K. Malkin. (Incorporated by reference to Exhibit 10(z) of Registrant's 1999 Annual Report on Form 10-K [the "1999 10-K"].)

             10(x) - Employment Agreement, dated as of August 1, 1998, between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10(aa) of Registrant's 1999 10-K.)

             10(y) - Fourth Loan Amending Agreement, dated as of May 11, 1999, among Registrant, Carsen Group Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(bb) of Registrant's 1999 10-K.)

             10(z) - Fourth Amendment to Loan and Security Agreement dated as of November 1, 1998, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(cc) of Registrant's 1999 10-K.)

             10(aa) - Fifth Amendment to Loan and Security Agreement dated as of October 1, 1999, among MediVators, Inc., Disposal Sciences, Inc. and National Bank of Canada. (Incorporated by reference to Exhibit 10(dd) of Registrant's 1999 10-K.)

             10(bb) - Distributor Agreement dated as of August 1, 1999, among MediVators, Inc. and Olympus America Inc. - Endoscope Division. (Incorporated by reference to Exhibit 10(ee) of Registrant's 1999 10-K.)

             10(cc) - Stock Option Agreement, dated as of October 30, 1998, between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(ff) of Registrant's 1999 10-K.)

             10(dd) - Stock Option Agreement, dated as of March 10, 2000, between the Registrant and John W. Rowe. (Incorporated by reference to Exhibit 10(gg) of Registrant's 1999 10-K.)

             10(ee) - Second Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc. dated as of October 6, 2000, among Carsen Group Inc. and Olympus America Inc. (Incorporated by reference to Exhibit (1) of Registrant's 2000 8-K).

             10(ff) - Sixth Amendment to Loan and Security Agreement dated as of February 1, 2000, among MediVators, Inc., Disposal Sciences, Inc.
and National Bank of Canada.

             10(gg) - Registrant's 1998 Director's Stock Option Plan.

             10(hh) - Form of Quarterly Stock Option Agreement under the Registrant's 1998 Directors Stock Option Plan.

             10(ii) - Form of Annual Stock Option Agreement under the Registrant's 1998 Directors Stock Option Plan.

             10(jj) - Stock Option Agreement, dated as of October 10, 2000, between the Registrant and Joseph M. Cohen.

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

                                   CANTEL MEDICAL CORP.

Date:  October 27, 2000            By: /s/ James P. Reilly
                                      --------------------------
                                      James P. Reilly, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer
                                      and Principal Financial
                                      Officer)

                                   By: /s/ Craig A. Sheldon
                                      --------------------------
                                      Craig A. Sheldon, Vice
                                      President and Controller
                                      (Chief Accounting Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker                        Date:  October 27, 2000
----------------------------
Charles M. Diker, a Director
and Chairman of the Board

/s/ James P. Reilly                         Date:   October 27, 2000
----------------------------
James P. Reilly, a Director
and President

/s/ Robert L. Barbanell                     Date:  October 27, 2000
----------------------------
Robert L. Barbanell, a Director

/s/ Joseph M. Cohen                         Date:  October 27, 2000
----------------------------
Joseph M. Cohen, a Director

/s/ Darwin C. Dornbush                      Date:   October 27, 2000
----------------------------
Darwin C. Dornbush, a Director

/s/ Alan J. Hirschfield                     Date:   October 27, 2000
----------------------------
Alan J. Hirschfield, a Director

/s/ Morris W. Offit                         Date:   October 27, 2000
----------------------------
Morris W. Offit, a Director

/s/ John W. Rowe                            Date:   October 27, 2000
----------------------------
John W. Rowe, a Director

/s/ Bruce Slovin                            Date:   October 27, 2000
----------------------------
Bruce Slovin, a Director

                              CANTEL MEDICAL CORP.



                        CONSOLIDATED FINANCIAL STATEMENTS






                                  JULY 31, 2000

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

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. as of July 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. at July 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP


MetroPark, New Jersey
September 26, 2000

                              CANTEL MEDICAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 JULY 31,
                                                                                        2000                  1999
                                                                                     -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 2,169               $   534
   Accounts receivable, net of allowance for doubtful accounts
      of $66 in 2000 and $40 in 1999                                                   8,970                 9,351
   Inventories                                                                         6,992                 7,481
   Net assets related to discontinued business                                         3,095                 2,245
   Prepaid expenses and other current assets                                             475                   851
                                                                                     -------               -------
Total current assets                                                                  21,701                20,462

Property and equipment, at cost:
   Furniture and equipment                                                             2,107                 1,729
   Leasehold improvements                                                                467                   438
                                                                                       2,574                 2,167
   Less accumulated depreciation and amortization                                     (1,673)               (1,272)
                                                                                         901                   895
Intangible assets, net                                                                 1,345                 1,506
Other assets                                                                           1,008                   863
                                                                                     -------               -------
                                                                                     $24,955               $23,726
                                                                                     =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $ 5,054               $ 4,786
   Compensation payable                                                                  943                   868
   Other accrued expenses                                                                979                 1,321
   Income taxes                                                                          594                   546
Total current liabilities                                                              7,570                 7,521

Long-term debt                                                                           125                 1,567
Deferred income taxes                                                                     97                    93

Commitments and contingencies                                                              -                     -

Stockholders' equity:
   Preferred Stock, par value $1.00 per share; authorized
      1,000,000 shares; none issued                                                        -                     -
   Common Stock, par value $.10 per share; authorized
     12,000,000 shares; issued 2000 - 4,597,220 shares,
      outstanding 2000 - 4,438,381 shares; issued 1999-
      4,517,945 shares, outstanding 1999 - 4,440,445 shares                              460                   452
    Additional capital                                                                19,502                19,304
    Retained earnings (deficit)                                                           96                (2,588)
    Accumulated other comprehensive income (loss):
        Cumulative foreign currency translation adjustment                            (2,097)               (2,230)
    Treasury Stock, 2000 - 158,839 shares at cost; 1999 -
        77,400 shares at cost                                                           (798)                 (393)
                                                                                     -------               -------
Total stockholders' equity                                                            17,163                14,545
                                                                                     -------               -------
                                                                                     $24,955               $23,726
                                                                                     =======               =======


See accompanying notes.
                                       2

                        CANTEL MEDICAL CORP.
                 CONSOLIDATED STATEMENTS OF INCOME
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED JULY 31,
                                                                           2000           1999           1998
                                                                        -------        -------        -------
Net sales:
  Product sales                                                         $35,525        $32,322        $26,282
  Product service                                                         5,463          5,223          3,879
                                                                        -------        -------        -------
Total net sales                                                          40,988         37,545         30,161
                                                                        -------        -------        -------

Cost of sales:
  Product sales                                                          21,885         20,321         16,448
  Product service                                                         2,862          3,050          2,279
  Write-off of medical sharps inventories                                     -            452              -
                                                                        -------        -------        -------
Total cost of sales                                                      24,747         23,823         18,727
                                                                        -------        -------        -------

Gross profit                                                             16,241         13,722         11,434

Expenses:
  Shipping and warehouse                                                    491            402            420
  Selling                                                                 5,230          4,693          3,604
  General and administrative                                              4,543          3,897          3,457
  Research and development                                                  836            789            849
  Costs associated with proposed acquisition                                  -             74              -
                                                                        -------        -------        -------
Total operating expenses                                                 11,100          9,855          8,330
                                                                        -------        -------        -------


Income from continuing operations before interest
  expense and income taxes                                                5,141          3,867          3,104

Interest expense                                                            225            271            179
                                                                        -------        -------        -------

Income from continuing operations before income taxes                     4,916          3,596          2,925

Income taxes                                                              2,085          1,936          1,287
                                                                        -------        -------        -------

Income from continuing operations                                         2,831          1,660          1,638

Income (loss) from discontinued operations                                  (97)          (291)            57
Loss on disposal of discontinued operations                                 (50)             -              -
                                                                        -------        -------        -------

Net income                                                              $ 2,684        $ 1,369        $ 1,695
                                                                        =======        =======        =======


Earnings per common share:
  Basic:
    Continuing operations                                               $  0.64        $  0.38        $  0.39
    Discontinued operations                                               (0.03)         (0.07)          0.01
                                                                        -------        -------        -------
  Net income                                                            $  0.61        $  0.31        $  0.40
                                                                        =======        =======        =======

  Diluted:
    Continuing operations                                               $  0.63        $  0.36        $  0.37
    Discontinued operations                                               (0.03)         (0.06)          0.01
                                                                        -------        -------        -------
  Net income                                                            $  0.60        $  0.30        $  0.38
                                                                        =======        =======        =======

See accompanying notes.

                              CANTEL MEDICAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998


                                      COMMON STOCK
                                 ----------------------                                     ACCUMULATED                     TOTAL
                                  NUMBER OF                                 RETAINED           OTHER          TREASURY      STOCK-
                                    SHARES                  ADDITIONAL      EARNINGS       COMPREHENSIVE       STOCK,      HOLDERS'
                                 OUTSTANDING     AMOUNT       CAPITAL       (DEFICIT)      INCOME (LOSS)      AT COST       EQUITY
                                 -----------     ------    ----------      ----------    ---------------     --------     --------
Balance, July 31, 1997           4,166,322       $ 417     $  17,609       $ (5,652)     $     (1,357)       $     -      $11,017

  Exercise of options               20,189           2           118                                                          120
  Acquisition of
    Lutz Medical                   180,690          18         1,292                                                        1,310
  Translation adjustment                                                                         (916)                       (916)
  Net income                                                                  1,695                                         1,695
                                 ----------      ------    ----------      ----------    ---------------     ---------    -------
Balance, July 31, 1998           4,367,201         437        19,019         (3,957)           (2,273)             -       13,226

  Exercise of options              154,882          15           315                                                          330
  Purchases of
     Treasury Stock                (77,400)                                                                     (393)        (393)
  Escrow settlement
    related to
    Lutz Medical                    (4,138)                      (30)                                                         (30)
  Translation adjustment                                                                           43                          43
  Net income                                                                  1,369                                         1,369
                                 ----------      ------    ----------      ----------    ---------------     ---------    -------
Balance, July 31, 1999           4,440,545         452        19,304         (2,588)           (2,230)          (393)      14,545

  Exercise of options               42,336           8           198                                            (198)           8
  Purchases of
     Treasury Stock                (44,500)                                                                     (207)        (207)
  Translation adjustment                                                                          133                         133
  Net income                                                                  2,684                                         2,684
                                 ----------      ------    ----------      ----------    ---------------     ---------    -------
Balance, July 31, 2000           4,438,381       $ 460     $  19,502       $     96      $     (2,097)       $  (798)     $17,163
                                 ==========      ======    ==========      ==========    ===============     =========    =======


See accompanying notes.

                              CANTEL MEDICAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                  YEAR ENDED JULY 31,
                                                                          2000           1999           1998
                                                                        -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                                   $ 2,831        $ 1,660        $ 1,638
Adjustments to reconcile income from continuing
  operations to net cash provided by (used in)
  operating activities:
    Income (loss) from discontinued operations                             (147)          (291)            57
    Depreciation and amortization of continuing operations                  463            419            280
    Depreciation and amortization of discontinued operations                 87             63             52
    Write-off of medical sharps inventories                                   -            452             -
    Deferred income taxes                                                   256             39            (28)
Changes in assets and liabilities:
  Accounts receivable                                                       492         (2,672)        (1,206)
  Inventories                                                               568           (249)          (374)
  Other current assets                                                      379            178           (682)
  Accounts payable and accrued expenses                                     (68)         1,938            305
  Income taxes                                                             (193)           379           (362)
                                                                        -------        -------        -------
Net cash provided by (used in) operating activities                       4,668          1,916           (320)
                                                                        -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                       (320)          (272)          (289)
Cash (used in) provided by discontinued operations                         (909)           179           (791)
Acquisition of Lutz Medical                                                   -              -           (315)
Other, net                                                                 (163)          (282)            22
                                                                        -------        -------        -------
Net cash used in investing activities                                    (1,392)          (375)        (1,373)
                                                                        -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under credit facilities                      (1,436)        (1,409)         1,417
Capital lease obligations                                                    (6)           (28)            (7)
Proceeds from exercise of stock options                                       8            330            120
Purchases of Treasury Stock                                                (207)          (393)             -
                                                                        -------        -------        -------
Net cash (used in) provided by financing activities                      (1,641)        (1,500)         1,530
                                                                        -------        -------        -------

Increase (decrease) in cash                                               1,635             41           (163)
Cash at beginning of year                                                   534            493            656
                                                                        -------        -------        -------
Cash at end of year                                                     $ 2,169        $   534        $   493
                                                                        =======        =======        =======



See accompanying notes.

                              CANTEL MEDICAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998



1.       BUSINESS DESCRIPTION

Cantel Medical Corp. ("Cantel") has two wholly-owned subsidiaries (collectively known as the "Company"). Its United States subsidiary, MediVators, Inc. ("MediVators" or "United States subsidiary") is engaged in the manufacturing, marketing, distribution and service of infection control products. Its Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary") is engaged in the marketing, distribution and service of medical and infection control and scientific products in Canada. Effective July 31, 2000, Carsen discontinued its Consumer Products business and the results of Consumer Products have been presented as a discontinued operation, as described in note 6 to the Consolidated Financial Statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cantel Medical Corp. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue on product sales is generally recognized as products are shipped to customers, net of provisions for sales allowances and similar items. Revenue on service sales is recognized when repairs are completed and the products are shipped to customers.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

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

INCOME TAXES

The Company accounts for income taxes by the liability method in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES" ("SFAS No. 109").

No income taxes have been provided on the undistributed earnings ($15,895,000 at July 31, 2000) of Carsen since the Company does not intend to repatriate such earnings unless no additional United States taxes would result upon such repatriation.

INTANGIBLE ASSETS

In connection with the acquisition of Chris Lutz Medical, Inc. ("Lutz Medical") during fiscal 1998, Cantel acquired intangible assets consisting primarily of customer lists, intellectual property, a non-compete agreement and goodwill. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years. Amortization expense on intangible assets was $148,000, $167,000 and $68,000 for fiscal 2000, 1999 and 1998, respectively.

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

3.       COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive income for the years ended July 31, 2000, 1999 and 1998 are set forth in the following table:

                                                 Year Ended July 31,
                                           2000       1999          1998
                                       -----------------------------------
Net income                             $2,684,000  $1,369,000   $1,695,000
Other comprehensive income (loss):
  Foreign currency translation
   adjustment                             133,000      43,000     (916,000)
                                       ----------  -----------  -----------
Comprehensive income                   $2,817,000  $1,412,000   $  779,000
                                       ==========  ===========  ============

4.       UNUSUAL CHARGES

During fiscal 1999, the Company discontinued MediVators' medical sharps disposal business, which business had virtually no sales and was not significant to the results of operations for the Company's Infection Control business in fiscal 1999 and 1998. In connection with this discontinued business, the Company wrote-off its remaining net investment in the amount of $467,000, of which $452,000 represented inventories and is included within cost of sales.

Additionally, the Company incurred costs of $74,000 in fiscal 1999 related to professional fees associated with the termination of a proposed acquisition.

5.       INVENTORIES

A summary of inventories is as follows:

                                               July 31,
                                          2000           1999
                                      --------------------------

                  Parts               $1,811,000     $2,112,000
                  Work-in-process              -         41,000
                  Finished Goods       5,181,000      5,328,000
                                      ----------     ----------
                  Total               $6,992,000     $7,481,000
                                      ==========     ==========

6.       DISCONTINUED OPERATIONS

On October 6, 2000, Carsen closed a transaction under an Asset Purchase Agreement (the "Purchase Agreement") with Olympus America Inc. ("Olympus") pursuant to which Carsen terminated its consumer products business and sold its inventories of Olympus consumer products to Olympus. The transaction had an effective date of July 31, 2000.

The purchase price for the inventory was approximately $1,026,000, net of adjustments related to estimated warranty claims and promotional program expenses payable to Carsen's customers. Carsen will receive additional consideration from Olympus under the Purchase Agreement, including amounts related to transition services provided by Carsen subsequent to July 31, 2000. Such consideration includes (i) fixed cash amounts aggregating approximately $615,000 and (ii) twelve and one-half percent (12 1/2%) of Olympus' net sales of consumer products in Canada in excess of $8,000,000 during the period from August 1, 2000 through March 31, 2001. Such amounts are payable on various dates through April 30, 2001. Olympus also reimbursed Carsen for certain expenses related to the termination of Carsen's consumer products business.

The discontinuance of the Consumer Products business has been reflected as a discontinued operation and is presented separately in the Company's Consolidated Financial Statements for the year ended July 31, 2000. The Company's Consolidated Balance Sheet for the year ended July 31, 1999 and the Consolidated Statements of Income and Cash Flows for the years ended July 31, 1999 and 1998 have been restated to conform to the 2000 presentation.

Operating results of the Consumer Products business are as follows:

                                                Year Ended July 31,
                                         2000           1999         1998
                                      ---------------------------------------

Net sales                             $15,825,000   $12,557,000  $ 9,848,000
                                      ============  ============ ============

Pretax operating income (loss)        $  (164,000)  $  (531,000) $   106,000
Income tax expense (benefit)              (67,000)     (240,000)      49,000
                                      ------------  ------------ ------------
Income (loss) from
  discontinued operations             $   (97,000)  $  (291,000) $    57,000
                                      ============  ============ =============

For the year ended July 31, 2000, the loss on disposal of the Consumer Products business was $50,000, consisting of a pretax gain on disposal of $36,000 less related income taxes of $86,000. In determining the loss on disposal, the Company recorded additional consideration expected to be received of $758,000. Additional consideration may be realized based upon future net sales of the former Consumer Products business as stipulated in the Purchase Agreement.

The components of net assets related to discontinued business in the Consolidated Balance Sheets include the following:


                                                   July 31,
                                              2000         1999
                                           -----------------------

    Trade accounts receivable, net of
      allowance for doubtful accounts of
      $99,000 in 2000 and $41,000 in 1999  $2,715,000   $1,856,000
    Consideration due under Purchase
      Agreement                             1,989,000           --
    Inventories                               235,000    1,490,000
    Intangible and other assets                    --      211,000
    Accounts payable                       (1,531,000)  (1,257,000)
    Accrued expenses                         (313,000)     (55,000)
                                          -----------  -----------
    Net assets related to
      discontinued business                $3,095,000   $2,245,000
                                          ===========  ===========

7.       FINANCING ARRANGEMENTS

The Company has two credit facilities, a $5,000,000 (United States dollars) revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on August 1, 2001. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's Canadian prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At July 31, 2000, such rate was .25% above the lender's prime rate. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. The prime rates associated with the Carsen and MediVators revolving credit facilities were 7.50% and 9.50%, respectively, at July 31, 2000. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel. There were $125,000 and $1,561,000 of borrowings outstanding under these facilities at July 31, 2000 and 1999, respectively.

8.       INCOME TAXES

Deferred income taxes recorded in the consolidated balance sheets at July 31, 2000 and 1999 include deferred tax assets related to net operating loss carryforwards ("NOLs") of $5,401,000 and $5,746,000, respectively, which have been fully offset by valuation allowances, and deferred tax liabilities of $348,000 and $93,000, respectively. The valuation allowances have been established equal to the full amount of the deferred tax assets, as the Company was not assured at July 31, 2000 and 1999 that it was more likely than not that a benefit will be realized.

For financial statement and domestic tax reporting purposes, the Company has NOLs of approximately $15,886,000 at July 31, 2000, which expire through July 31, 2015. Of this amount, approximately $1,100,000 represents NOLs accumulated by MediVators prior to the MediVators merger, which may only be used against the future earnings of MediVators and are subject to annual limitations due to the ownership change. The NOLs presented are based upon the tax returns as filed and are subject to examination by the Internal Revenue Service.

The provision (benefit) for income taxes consists of the following:


                                  Year Ended July 31,
                 2000                    1999                    1998
        -----------------------------------------------------------------------
         Current      Deferred   Current      Deferred    Current     Deferred
        -----------------------------------------------------------------------
United
 States $   74,000   $      --  $   22,000   $     --    $    5,000   $    --
Canada   2,008,000       3,000   1,875,000     39,000     1,310,000   (28,000)
        ----------   ---------  ----------   ---------   ----------  ---------

Total   $2,082,000   $   3,000  $1,897,000   $ 39,000    $1,315,000  $(28,000)
        ==========   =========  ==========   =========   ==========  =========

The components of income (loss) from continuing operations before income taxes are as follows:


                                Year Ended July 31,
                     2000            1999            1998
                 -------------------------------------------

United States    $  338,000       $ (556,000)     $   79,000
Canada            4,578,000        4,152,000       2,846,000
                 ----------       ----------      ----------
Total            $4,916,000       $3,596,000      $2,925,000
                 ==========       ==========      ==========

The effective tax rate differs from the United States statutory tax rate (34%) due to the following:


                                                Year Ended July 31,
                                         2000         1999           1998
                                     --------------------------------------
Expected statutory tax expense       $1,671,000   $1,223,000     $  994,000
Canadian dividend withholding            50,000       21,000             --
Differential attributable to
  Canadian operations                   454,000      502,000        315,000
Utilization of NOLs                    (100,000)          --        (27,000)
Benefit not recognized on
  domestic operating losses                  --      189,000             --
State and local taxes                    10,000        1,000          5,000
                                     ----------   -----------    ----------
Total                                $2,085,000   $1,936,000     $1,287,000
                                     ==========   ===========    ==========

9.       COMMITMENTS AND CONTINGENCIES

DISTRIBUTION AGREEMENTS

         OLYMPUS/CARSEN AGREEMENT

The majority of Carsen's sales of medical and scientific products have been made pursuant to an agreement (the "Olympus Agreement") with Olympus under which Olympus has granted Carsen the exclusive right to distribute the covered Olympus products in Canada. All products sold by Carsen pursuant to the agreement bear the "Olympus" trademark. The Olympus Agreement, as amended, expires on March 31, 2004. If Carsen fulfills its obligations under the Olympus Agreement, the parties will establish new minimum purchase requirements and extend the Olympus Agreement through March 31, 2006.

During the term of the Olympus Agreement and for one year thereafter, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreement.

The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of medical equipment, precision instruments and industrial technology equipment. The aggregate annual minimum purchase obligations for all such products are approximately $13.2 million, $17.0 million, $18.8 million and $21.0 million during the contract years ending March 31, 2001, 2002, 2003 and 2004, respectively.

Subject to an allowance of a 10% shortfall from the minimum purchase requirements in certain situations, Olympus has the option to terminate or restructure the Olympus Agreement with respect to each product group for which Carsen has failed to meet the minimum purchase requirements. If Carsen fails to meet such requirements for both precision instruments and industrial technology equipment, or for medical equipment, then Olympus has the option to terminate or restructure the entire Olympus Agreement. Olympus may also terminate the Olympus Agreement if Carsen breaches its other obligations under the Olympus Agreement.

         MEDIVATORS/OLYMPUS AGREEMENT

MediVators has a four year agreement with Olympus (the "MediVators Agreement") which expires on August 1, 2003, under which Olympus is granted the exclusive right to distribute all MediVators' endoscope disinfection equipment and related accessories and supplies in the United States and Puerto Rico. All products sold by Olympus pursuant to this agreement bear both the "Olympus" and "MediVators" trademarks.

This agreement provides for minimum purchase projections. Failure to achieve the minimum purchase projections in any contract year could give MediVators the option to terminate the agreement. Net sales to Olympus accounted for 15.9%, 12.7% and 15.6% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively.

Sales to Olympus are recognized on a bill and hold basis based upon the receipt of a written purchase order from Olympus, the completion date specified in the order, the actual completion of the manufacturing process and the invoicing of goods. At July 31, 2000 and 1999, accounts receivable included bill and hold receivables of approximately $897,000 and $314,000, respectively.

FOREIGN EXCHANGE CONTRACTS

The Company's Canadian subsidiary enters into foreign exchange forward contracts and foreign exchange option contracts to purchase United States dollars to hedge against currency fluctuations affecting purchases of inventories. Total commitments for such foreign currency forward and option contracts amounted to approximately $11,112,000 at July 31, 2000, and cover a portion of Carsen's projected purchases of inventories through July 2001. The fair value of such contracts at July 31, 2000, based upon current market quotes for contracts with similar terms, approximated the carrying value of such contracts.

LEASE OBLIGATIONS

Aggregate future minimum rental commitments at July 31, 2000 under operating leases for property and equipment are as follows:


             Year Ending July 31,
                  2001                         $  410,000
                  2002                            228,000
                  2003                            189,000
                  2004                            165,000
                  2005                            149,000
                  Thereafter                           --
                                               ----------
                  Total rental commitments     $1,141,000
                                               ==========

Rent expense aggregated $429,000, $440,000 and $459,000 for fiscal 2000, 1999 and 1998, respectively, which includes amounts previously allocated to the discontinued operations.

10.      STOCKHOLDERS' EQUITY

The Company's 1991 Employee Stock Option Plan provides for the granting of options to employees to purchase up to 250,000 shares of the Company's Common Stock through January 2, 2001. Options under this plan are granted at no less than 100% of the market price at the time of the grant, typically become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. At July 31, 2000, 95,850 shares were available for grant under this plan. No additional options will be granted under the 1991 Employee Stock Option Plan.

The Company's 1997 Employee Stock Option Plan, as amended, provides for the granting of options to employees to purchase up to 700,000 shares of the Company's Common Stock through October 15, 2007. Options under this plan are granted at no less than 100% of the market price at the time of the grant, typically become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. At July 31, 2000, 359,250 shares were available for grant under this plan.

The Company's 1991 Directors' Stock Option Plan provides for the granting of options to directors to purchase up to 200,000 shares of its Common Stock. Options under this plan may be granted to directors only. Under the plan, options to purchase 1,000 shares are granted annually on the last business day of the Company's fiscal year to each member of the Company's Board of Directors. The annual options are exercisable, as to 50% of the number of shares, on the first anniversary of the grant of such options and are exercisable for the balance of such shares on the second anniversary of the grant of such options. On a quarterly basis, options to purchase 500 shares are granted to each member of the

Company's Board, except for employees of the Company, in attendance at that quarter's Board of Directors meeting. The quarterly options are exercisable immediately. The exercise price of each option is the fair market value on the date the option is granted, and the options expire ten years from the date of the grant. At July 31, 2000, 16,500 shares were available for grant under this plan. No additional options will be granted under the 1991 Directors' Stock Option Plan.

The Company's 1998 Directors' Stock Option Plan provides for the granting of options to directors to purchase up to 200,000 shares of its Common Stock. Options under this plan may be granted to directors only. Under the plan, options to purchase 1,000 shares are granted annually on the last business day of the Company's fiscal year to each member of the Company's Board of Directors. The annual options are exercisable, as to 50% of the number of shares, on the first anniversary of the grant of such options and are exercisable for the balance of such shares on the second anniversary of the grant of such options. On a quarterly basis, options to purchase 500 shares are granted to each member of the Company's Board, except for employees of the Company, in attendance at that quarter's Board of Directors meeting. The quarterly options are exercisable immediately. The exercise price of each option is the fair market value on the date the option is granted. Options granted prior to July 31, 2000 have a ten year term and options granted on or after July 31, 2000 have a five year term. At July 31, 2000, 182,000 shares were available for grant under this plan.

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

In accordance with the provisions of SFAS No. 123, the Company has elected to follow APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, income and diluted earnings per share from continuing operations would have been $2,458,000 and $0.55, respectively, for fiscal 2000, $1,288,000 and
$0.28, respectively, for fiscal 1999 and $1,282,000 and $0.29, respectively, for fiscal 1998. The pro forma effect on net income from continuing operations for these years may not be representative of the pro forma effect on net income from continuing operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions: expected dividend yield of 0%; expected stock price volatility ranging from .31 to .52; risk-free interest rate at date of grant ranging from 5.61% to 6.19%; and expected weighted average option lives of 1-10 years. Additionally, all options were considered to be non-deductible for tax purposes in the valuation model. The weighted average fair value of options granted in fiscal 2000, 1999 and 1998 was $2.65, $2.76 and $2.97 per share, respectively.

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

A summary of stock option activity follows:


                                                        Weighted
                                         Number          Average
                                       of Shares     Exercise Price
                                       ---------     --------------

     Outstanding at July 31, 1997       613,696          $4.77
       Granted                          148,500           6.81
       Canceled                         (45,191)          6.65
       Exercised                        (21,842)          6.07
                                      ---------
     Outstanding at July 31, 1998       695,163           5.03
       Granted                          305,000           6.36
       Canceled                         (88,944)          6.20
       Exercised                       (158,064)          2.23
                                      ---------
     Outstanding at July 31, 1999       753,155           6.02
       Granted                          146,500           5.48
       Canceled                         (52,595)          6.07
       Exercised                        (79,275)          2.59
                                      ---------
     Outstanding at July 31, 2000       767,785          $6.27
                                      =========

     Exercisable at July 31, 1998       496,498          $4.20
                                      =========

     Exercisable at July 31, 1999       426,365          $5.63
                                      =========

     Exercisable at July 31, 2000       449,827          $6.52
                                      =========

The following table summarizes additional information related to stock options outstanding at July 31, 2000:


                                OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                    ----------------------------------------  -----------------------------
                                       Weighted
                                       Average
                                      Remaining     Weighted                      Weighted
                         Number      Contractual    Average        Number         Average
   Range of           Outstanding        Life       Exercise     Exercisable      Exercise
   Exercise Prices  At July 31, 2000   (Months)      Price    At July 31, 2000      Price
   ---------------  ---------------- ------------   --------  ----------------    ---------
   $1.75  - $4.00        50,000           17         $2.69          50,000         $2.69
   $4.25  - $6.8125     426,557           67         $5.69         153,848         $5.81
   $7.00  - $10.25      291,228           62         $7.72         245,979         $7.74
                        -------                                    -------
   $1.75  - $10.25      767,785           62         $6.27         449,827         $6.52
                        =======                                    =======

11. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                               Year Ended July 31,

                                     2000            1999            1998
                                -------------    -------------    -------------
   Numerator for basic
     and diluted earnings
     per share:
     Income from continuing
       operations               $   2,831,000    $   1,660,000    $   1,638,000
     Losses from discontinued
       operations                    (147,000)        (291,000)          57,000
                                -------------    -------------    -------------
     Net income                 $   2,684,000    $   1,369,000    $   1,695,000
                                =============    =============    =============

Denominator for basic
  and diluted earnings
  per share:
  Denominator for basic
    earnings per share -
    weighted average number
    of shares outstanding           4,411,805        4,394,406        4,240,023

  Dilutive effect of options
    and warrants using the
    treasury stock method and
    the average market price
    for the year                       67,676          196,934          243,862
                                -------------    -------------    -------------

  Denominator for diluted
    earnings per share -
    weighted average number
    of shares and common
    stock equivalents               4,479,481        4,591,340        4,483,885
                                =============    =============    =============

Basic earnings per share:
  Continuing operations         $        0.64    $        0.38    $        0.39
  Discontinued operations               (0.03)           (0.07)            0.01
                                -------------    -------------    -------------
  Net income                    $        0.61    $        0.31    $        0.40
                                =============    =============    =============

Diluted earnings per share:
  Continuing operations         $        0.63    $        0.36    $        0.37
  Discontinued operations               (0.03)           (0.06)            0.01
                                -------------    -------------    -------------
  Net income                    $        0.60    $        0.30    $        0.38
                                =============    =============    =============

In fiscal 1999, the charge of $467,000 associated with the discontinuance of MediVators' medical sharps disposal business, as discussed in note 4 to the Consolidated Financial Statements, reduced basic and diluted earnings per share from continuing operations by $0.10. Without this charge, basic and diluted earnings per share from continuing operations for fiscal 1999, as adjusted, would have been $0.48 and $0.46, respectively.

12.      RETIREMENT PLANS

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

Aggregate contributions under these plans were $181,000, $108,000 and $90,000 for fiscal 2000, 1999 and 1998, respectively.

13.      SUPPLEMENTAL INCOME STATEMENT AND CASH FLOW INFORMATION

Advertising costs charged to expenses were $13,000, $63,000 and $27,000 for fiscal 2000, 1999 and 1998, respectively.

Interest paid was $228,000, $280,000 and $189,000 for fiscal 2000, 1999 and
1998, respectively.

Income tax payments, which related principally to the Company's Canadian subsidiary, were $2,082,000, $1,319,000 and $1,798,000 for fiscal 2000, 1999 and
1998, respectively.

During fiscal 1998, 180,690 shares of Common Stock valued at $1,310,000 were issued as part of the consideration paid for the Lutz Medical acquisition.

14. INFORMATION AS TO OPERATIONS IN DIFFERENT INDUSTRIES AND FOREIGN AND DOMESTIC OPERATIONS

Cantel is a healthcare company concentrating primarily in infection prevention and control products and diagnostic and therapeutic medical equipment. Through its United States subsidiary, Cantel serves customers worldwide by designing, developing, manufacturing, marketing and distributing innovative products for the infection prevention and control industry. Through its Canadian subsidiary, Cantel markets and distributes medical equipment (including flexible and rigid endoscopes), precision instruments, (including microscopes and high performance image analysis hardware) and industrial equipment (including remote visual inspection devices). Cantel's subsidiaries also provide technical maintenance services for their own products, as well as for certain competitors' products.

The medical, infection prevention and control and scientific products distributed by the Company consist of diagnostic and therapeutic medical equipment, including flexible and rigid endoscopes, endoscope disinfection equipment, surgical equipment and related accessories that are sold to hospitals; precision instruments, including microscopes and high performance image analysis hardware and related accessories that are sold to educational institutions, hospitals and government and industrial laboratories; and industrial technology equipment, including borescopes, fiberscopes and video image scopes that are sold primarily to large industrial companies.

In accordance with SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", the Company has determined its reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by management in analyzing segment performance are net sales and operating income.

(a)      Information as to operating segments is summarized below:


                                                           Year Ended July 31,
                                                   2000            1999           1998
                                               ------------------------------------------
Net sales from continuing operations:
 Medical Products                              $17,114,000     $16,887,000    $12,679,000
 Infection Control Products                     10,940,000       9,334,000      8,086,000
 Scientific Products                             8,231,000       6,868,000      5,957,000
 Product Service                                 5,463,000       5,223,000      3,879,000
 Elimination of inter-
   company sales of
   Infection Control Products                     (760,000)       (767,000)      (440,000)
                                               -----------     -----------    -----------
Total                                          $40,988,000     $37,545,000    $30,161,000
                                               ===========     ===========    ===========


Operating income from continuing operations:
 Medical Products                              $ 2,909,000     $ 3,038,000    $ 1,972,000
 Infection Control Products (1)                  1,599,000         412,000        707,000
 Scientific Products                               531,000         231,000        317,000
 Product Service                                 1,878,000       1,600,000      1,173,000
 Elimination of intercompany
   operating loss (income) of
   Infection Control Products                        1,000         (25,000)         2,000
                                               -----------     -----------    -----------
                                                 6,918,000       5,256,000      4,171,000
General corporate expenses                      (1,777,000)     (1,389,000)    (1,067,000)
Interest expense                                  (225,000)       (271,000)      (179,000)
                                               -----------     -----------    -----------
Income from continuing operations
   before income taxes(1)                      $ 4,916,000     $ 3,596,000    $ 2,925,000
                                               ===========     ===========    ===========

(1) Includes for fiscal 1999 costs of $467,000 associated with the discontinuance of MediVators' medical sharps disposal business. Without this write-off, fiscal 1999 operating income for Infection Control Products would have been $879,000 and income from continuing operations before income taxes would have been $4,063,000.


                                                Year Ended July 31,
                                       2000             1999          1998
                                   ------------------------------------------

Identifiable assets:
 Medical Products                  $ 7,830,000     $ 8,637,000    $ 6,940,000
 Infection Control Products          4,732,000       5,317,000      5,572,000
 Scientific Products                 5,226,000       4,865,000      4,154,000
 Product Service                     1,825,000       1,819,000      1,458,000
 General corporate                   2,247,000         843,000        837,000
                                   -----------     -----------    -----------
   Continuing operations            21,860,000      21,481,000     18,961,000
 Discontinued operations (1)         3,095,000       2,245,000      2,514,000
                                   -----------     -----------    -----------
Total                              $24,955,000     $23,726,000    $21,475,000
                                   ===========     ===========    ===========


Capital expenditures:
 Medical Products                  $    83,000     $   122,000    $   109,000
 Infection Control Products            135,000          66,000         63,000
 Scientific Products                    41,000          49,000         82,000
 Product Service                        25,000          35,000         34,000
 General corporate                      36,000              --          1,000
                                   -----------     -----------    -----------
   Continuing operations               320,000         272,000        289,000
 Discontinued operations                76,000          90,000         85,000
                                   -----------     -----------    -----------
Total                              $   396,000     $   362,000    $   374,000
                                   ===========     ===========    ===========


Depreciation and amortization:
 Medical Products                  $   100,000     $    85,000    $    66,000
 Infection Control Products            286,000         265,000        131,000
 Scientific Products                    40,000          41,000         58,000
 Product Service                        32,000          24,000         20,000
 General corporate                       5,000           4,000          5,000
                                   -----------     -----------    -----------
   Continuing operations               463,000         419,000        280,000
 Discontinued operations                87,000          63,000         52,000
                                   -----------     -----------    -----------
Total                              $   550,000     $   482,000    $   332,000
                                   ===========     ===========    ===========


(1) The amounts for fiscal 1999 and 1998 are shown net of current liabilities in order to conform to the fiscal 2000 balance sheet presentation.

(b) Information as to geographic areas is summarized below:


                                                            Year Ended July 31,
                                                   2000          1999          1998
                                               ---------------------------------------

Net sales from continuing operations:
   United States                               $10,543,000   $ 8,994,000   $ 8,106,000
   Canada                                       30,445,000    28,551,000    22,055,000
                                               -----------   -----------   -----------
Total                                          $40,988,000   $37,545,000   $30,161,000
                                               ===========   ===========   ===========


Operating income from continuing operations:
   United States                               $ 1,779,000   $   484,000   $   768,000
   Canada                                        5,139,000     4,772,000     3,403,000
                                               -----------   -----------   -----------
Total                                          $ 6,918,000   $ 5,256,000   $ 4,171,000
                                               ===========   ===========   ===========


Total assets:
   United States                               $ 5,696,000   $ 5,573,000   $ 6,143,000
   Canada (1)                                   19,259,000    18,153,000    15,332,000
                                               -----------   -----------   -----------
Total                                          $24,955,000   $23,726,000   $21,475,000
                                               ===========   ===========   ===========


(1) The amounts for fiscal 1999 and 1998 are shown net of current liabilities in order to conform to the fiscal 2000 balance sheet presentation.

                              CANTEL MEDICAL CORP.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



     COLUMN A         COLUMN B      COLUMN C      COLUMN D      COLUMN E
--------------------------------------------------------------------------------

                     BALANCE AT                                BALANCE
                     BEGINNING                    DEDUCTIONS   AT END
                     OF PERIOD      ADDITIONS    (RECOVERIES)  OF PERIOD
                     ---------------------------------------------------

Allowance for
doubtful accounts:

 Continuing operations:

  Year ended
  July 31, 2000      $ 40,000      $ 39,000       $ 13,000     $ 66,000
                     ==================================================


  Year ended
  July 31, 1999      $ 40,000      $ 49,000       $ 49,000     $ 40,000
                     ==================================================


  Year ended
  July 31, 1998      $ 65,000      $ 23,000       $ 48,000     $ 40,000
                     ==================================================


 Discontinued operations:


  Year ended
  July 31, 2000      $ 41,000      $ 81,000       $ 23,000     $ 99,000
                     ==================================================


  Year ended
  July 31, 1999      $ 22,000      $ 12,000       $ (7,000)    $ 41,000
                     ==================================================


  Year ended
  July 31, 1998      $ 17,000      $ 19,000       $ 14,000     $ 22,000
                     ==================================================