Form 10-Q
period 2000-10-31
CANTEL MEDICAL CORP
filed 2000-12-15
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


        / X /   Quarterly Report pursuant to Section 13 or 15(d)
        ----
                of the Securities Exchange Act of 1934
               For the quarterly period ended October 31, 2000.


                                       or


        /   /     Transition Report pursuant to Section 13 or 15(d) of the
        ----   Securities Exchange Act of 1934 For the transition period from
                _____ to _____.


                         Commission file number: 0-6132


                              CANTEL MEDICAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                              22-1760285
-------------------------------            --------------------
(State or other jurisdiction of            (I.R.S. employer
incorporation or organization)             identification no.)


150 CLOVE ROAD, LITTLE FALLS, NEW JERSEY                     07424
------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

              Registrant's telephone number, including area code
                                (973) 890-7220
                                --------------

1135 BROAD STREET, CLIFTON, NEW JERSEY                       07013
------------------------------------------------------------------
(Former address of principal executive offices)         (Zip code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


Number of shares of Common Stock outstanding as of December 8, 2000: 4,443,777.

                         PART I - FINANCIAL INFORMATION
                              CANTEL MEDICAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar Amounts in Thousands, Except Share Data)
                                   (Unaudited)


                                                                      October 31,    July 31,
                                                                          2000         2000
                                                                      -----------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                                             $  1,523    $  2,169
  Accounts receivable, net                                                 6,150       8,970
  Inventories                                                              8,641       6,992
  Net assets related to discontinued business                                575       3,095
  Prepaid expenses and other current assets                                  707         475
                                                                        --------    --------
Total current assets                                                      17,596      21,701

Property and equipment, net                                                  909         901
Available-for-sale securities                                                708        --
Intangible assets, net                                                     1,308       1,345
Other assets                                                               1,205       1,008
                                                                        --------    --------
                                                                        $ 21,726    $ 24,955
                                                                        ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  2,002    $  5,054
  Compensation payable                                                       703         943
  Other accrued expenses                                                     892         979
  Income taxes                                                               437         594
                                                                        --------    --------
Total current liabilities                                                  4,034       7,570

Long-term debt                                                                62         125
Deferred income taxes                                                         94          97

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                                --          --
  Common Stock, $.10 par value; authorized 12,000,000
    shares; October 31 - 4,607,320 shares issued and 4,443,777 shares outstanding; July 31 - 4,597,220
    shares issued and 4,438,381 shares outstanding                           461         460
  Additional capital                                                      19,579      19,502
  Retained earnings                                                          745          96
  Accumulated other comprehensive income:
    Unrealized loss on securities                                            (17)       --
    Unrealized gain on currency hedging                                      155        --
    Cumulative foreign currency translation adjustment                    (2,541)     (2,097)
  Treasury Stock, at cost; October 31-
    163,543 shares; July 31 -158,839 shares                                 (846)       (798)
                                                                        --------    --------
Total stockholders' equity                                                17,536      17,163
                                                                        --------    --------
                                                                        $ 21,726    $ 24,955
                                                                        ========    ========

See accompanying notes

                              CANTEL MEDICAL CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                              Three Months  Ended
                                                  October 31,
                                                2000       1999
                                              --------   --------
Net sales:
  Product sales                               $ 7,165    $ 6,885
  Product service                               1,456      1,319
                                              -------    -------
Total net sales                                 8,621      8,204
                                              -------    -------

Cost of sales:
  Product sales                                 4,046      4,309
  Product service                                 781        784
                                              -------    -------
Total cost of sales                             4,827      5,093
                                              -------    -------

Gross profit                                    3,794      3,111

Expenses:
  Shipping and warehouse                          135        130
  Selling                                       1,273      1,179
  General and administrative                    1,080        982
  Research and development                        199        142
                                              -------    -------
Total operating expenses                        2,687      2,433
                                              -------    -------

Income from continuing operations before
  interest expense, other income and income
  taxes                                         1,107        678

Interest expense                                    4         56
Other income                                       (7)      --
                                              -------    -------

Income from continuing operations
  before income taxes                           1,110        622

Income taxes                                      461        237
                                              -------    -------

Income from continuing operations                 649        385

Income from discontinued operations              --          110
                                              -------    -------

Net income                                    $   649    $   495
                                              =======    =======

Earnings per common share:
 Basic:
  Continuing operations                       $  0.15    $  0.09
  Discontinued operations                        --         0.02
                                              -------    -------
 Net income                                   $  0.15    $  0.11
                                              =======    =======

 Diluted:
  Continuing operations                       $  0.14    $  0.09
  Discontinued operations                        --         0.02
                                              -------    -------
 Net income                                   $  0.14    $  0.11
                                              =======    =======

See accompanying notes.

                              CANTEL MEDICAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)


                                                      Three Months Ended
                                                          October 31,
                                                       2000       1999
                                                     --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                     $   649    $   385
Adjustments to reconcile income from continuing
operations to net cash (used in) provided by
  operating activities:
    Income from discontinued operations                  --          110
    Depreciation and amortization of continuing
       operations                                         139        104
    Depreciation and amortization of discontinued
       operations                                        --           17
    Changes in assets and liabilities:
       Accounts receivable                              2,688      2,388
       Inventories                                     (1,885)       655
       Prepaid expenses and other current assets          (88)       (24)
       Accounts payable and accrued expenses           (3,325)    (1,092)
       Income taxes                                      (145)      (443)
                                                      -------    -------
Net cash (used in) provided by operating activities    (1,967)     2,100
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                     (130)      (101)
Purchases of available-for-sale securities               (725)      --
Cash provided by (used in) discontinued operations      1,289     (1,940)
Proceeds from sale of discontinued operations           1,231       --
Other, net                                               (311)       (78)
                                                      -------    -------
Net cash provided by (used in) investing activities     1,354     (2,119)
                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under credit facilities       (63)       218
Proceeds from exercise of stock options                    30       --
Purchases of Treasury Stock                              --         (126)
                                                      -------    -------
Net cash (used in) provided by financing activities       (33)        92
                                                      -------    -------

(Decrease) increase in cash and cash equivalents         (646)        73
Cash and cash equivalents at beginning of period        2,169        534
                                                      -------    -------
Cash and cash equivalents at end of period            $ 1,523    $   607
                                                      =======    =======

See accompanying notes.

                              CANTEL MEDICAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.     BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Medical Corp. (the "Company" or "Cantel") on Form 10-K for the fiscal year ended July 31, 2000, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Cantel has two wholly-owned subsidiaries, Carsen Group Inc. ("Carsen"), its Canadian subsidiary, and MediVators, Inc. ("MediVators"), its United States subsidiary.

      The unaudited interim financial statements reflect all adjustments which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

      The condensed consolidated balance sheet at July 31, 2000 was derived from the audited consolidated balance sheet of the Company at that date.

Note 2. COMPREHENSIVE INCOME

      The Company has adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME", which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Company's comprehensive income for the three months ended October 31, 2000 and 1999 are set forth in the following table:


                                                 Three Months Ended
                                                   October 31,
                                              -----------------------
                                                 2000          1999
                                              ---------     ---------
      Net income                              $649,000      $ 495,000
      Other comprehensive income (loss):
        Unrealized loss on securities          (17,000)            --
        Unrealized gain on currency hedging     48,000             --
        Foreign currency translation          (444,000)       270,000
                                              ---------     ---------
      Comprehensive income                    $236,000      $ 765,000
                                              =========     =========

Note 3. HEDGING ACTIVITIES

      Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings.

      The Company's Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. Total commitments for such foreign currency forward contracts amounted to $4,000,000 (United States dollars) at October 31, 2000 and cover a portion of Carsen's projected purchases of inventories through July 2001. These foreign currency forward contracts are designated as hedges, and therefore recognition of gains and losses is deferred within other comprehensive income until settlement of the underlying commitments. Realized gains and losses are recorded within cost of sales upon settlement. The Company does not hold any derivative financial instruments for speculative or trading purposes.

      The adoption of SFAS No. 133 on August 1, 2000 did not have a material impact on operations; however, it resulted in a $107,000 gain being recorded in other comprehensive income. Additionally, the fair value of such derivatives was $155,000 at October 31, 2000, which resulted in an unrealized gain of $48,000 during the three months ended October 31, 2000. The entire October 31, 2000 deferred gain of $155,000 will be recognized in earnings during fiscal 2001.

Note 4. DISCONTINUED OPERATIONS

      On October 6, 2000, Carsen closed a transaction under an Asset Purchase Agreement with Olympus America Inc. ("Olympus") pursuant to which Carsen terminated its consumer products business and sold its inventories of Olympus consumer products to Olympus. The transaction had an effective date of July 31, 2000.

      The purchase price for the inventory was $1,026,000, net of adjustments related to estimated warranty claims and promotional program expenses payable to Carsen's customers. Carsen will receive additional consideration from Olympus under the Purchase Agreement, including amounts related to transition services provided by Carsen subsequent to July 31, 2000. Such consideration includes (i) fixed cash amounts aggregating approximately $615,000 and (ii) twelve and one-half percent (12 1/2%) of Olympus' net sales of consumer products in Canada in excess of $8,000,000 during the period from August 1, 2000 through March 31, 2001. Approximately $115,000 of the fixed cash amounts were received during the three months ended October 31, 2000, and the remaining amounts are payable on various dates through April 30, 2001. Olympus also reimbursed Carsen for certain expenses related to the termination of Carsen's consumer products business.

      The discontinuance of the Consumer Products business has been reflected as a discontinued operation and is presented separately in the Company's Condensed Consolidated Financial Statements. The Company's Condensed Consolidated Statements of Income and Cash Flows for the three months ended October 31, 1999 have been restated to conform to the current year's presentation. For the three months ended October 31, 1999, income from discontinued operations consisted of pretax income of $198,000 less related income taxes of $88,000.

      The components of net assets related to discontinued business in the Condensed Consolidated Balance Sheets and the activity during the three months ended October 31, 2000 are set forth below:


                                   July 31,     Settlement    Other Cash       October 31,
                                     2000       on Closing    Settlement          2000
                                 -----------   ------------  ------------    -------------
Trade accounts receivable, net
  of allowance for doubtful
  accounts of $99,000
  at July 31 and
  $94,000 at October 31          $ 3,047,000    $      --      $(2,977,000)   $    70,000
Consideration due
  under Purchase Agreement         1,989,000     (1,231,000)          --          758,000
Inventories                          235,000           --          (49,000)       186,000
Accounts payable                  (1,531,000)          --        1,531,000           --
Accrued expenses:
  Customer promotions               (332,000)          --           86,000       (246,000)
  Compensation and other            (313,000)          --          120,000       (193,000)
                                 -----------    -----------    -----------    -----------
Net assets related to
  discontinued business          $ 3,095,000    $(1,231,000)   $(1,289,000)   $   575,000
                                 ===========    ===========    ===========    ===========

Note 5. EARNINGS PER COMMON SHARE

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

      The following table sets forth the computation of basic and diluted earnings per common share:


                                                    Three Months Ended
                                                        October 31,
                                               --------------------------
                                                   2000           1999
                                               ----------   -------------
  Numerator for basic and diluted
    earnings per common share:
    Income from continuing operations          $  649,000   $     385,000
    Income from discontinued operations              --           110,000
                                               ----------   -------------
    Net income                                 $  649,000   $     495,000
                                               ==========   =============

  Denominator for basic and diluted
    earnings per common share:
    Denominator for basic earnings
      per common share - weighted
      average number of shares
      outstanding                               4,438,925       4,417,773

    Dilutive effect of common stock
      equivalents using the treasury
      stock method and the average
      market price for the period                 230,716          66,444
                                               ----------   -------------

    Denominator for diluted earnings per
      common share - weighted average number
      of shares outstanding and common
      stock equivalents                         4,669,641       4,484,217
                                               ==========   =============

  Basic earnings per common share:
    Continuing operations                      $     0.15   $        0.09
    Discontinued operations                          --              0.02
                                               ----------   -------------
    Net income                                 $     0.15   $        0.11
                                               ==========   =============

  Diluted earnings per common share:
    Continuing operations                      $     0.14   $        0.09
    Discontinued operations                          --              0.02
                                               ----------   -------------
    Net income                                 $     0.14   $        0.11
                                               ==========   =============

Note 6.     FINANCING ARRANGEMENTS

      The Company has two credit facilities, a $5,000,000 (United States dollars) revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on November 1, 2001. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At October 31, 2000, such rate was the lender's prime rate. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. The prime rates associated with the Carsen and MediVators revolving credit facilities were 7.50% and 9.50%, respectively, at October 31, 2000. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

Note 7.     INCOME TAXES

      Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 42.5% and 44.1% for the three months ended October 31, 2000 and 1999, respectively. For the three months ended October 31, 2000 and 1999, the consolidated effective tax rate was lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF CONTINUING OPERATIONS

      Reference is made to the discontinuance of the Company's Consumer Products business, as more fully described in note 4 to the Condensed Consolidated Financial Statements. The results of continuing operations reflect primarily the results of Carsen and MediVators. There was no significant impact upon the Company's results of operations for the three months ended October 31, 2000, compared with the three months ended October 31, 1999, as a result of fluctuations in the rate of exchange between the United States dollar and Canadian dollar. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

      The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.


                                       Three Months Ended
                                            October 31,
                                  ------------------------------
                                       2000           1999
                                 -------------------------------
                                   (Dollar amounts in thousands)
                                    $       %       $       %
                                 -------  -----  -------  -----
Medical Products                 $ 3,636   42.2  $ 3,256   39.7
Infection Control Products         2,319   26.9    2,334   28.4
Scientific Products                1,331   15.4    1,400   17.1
Product Service                    1,456   16.9    1,319   16.1
Elimination of intercompany
  sales of Infection
  Control Products                  (121)  (1.4)    (105)  (1.3)
                                 -------  -----  -------  -----
                                 $ 8,621  100.0  $ 8,204  100.0
                                 =======  =====  =======  =====

      Net sales increased by $417,000, or 5.1%, to $8,621,000 for the three months ended October 31, 2000, from $8,204,000 for the three months ended October 31, 1999. This increase was principally attributable to increased sales of Medical Products. The increased sales of Medical Products was due primarily to an increase in demand, a portion of which was attributable to the introduction of new flexible endoscopy products, and selling price increases.

      Gross profit increased by $683,000, or 22.0%, to $3,794,000 for the three months ended October 31, 2000, from $3,111,000 for the three months ended October 31, 1999. Gross profit as a percentage of sales for the three months ended October 31, 2000 was 44.0% compared with 37.9% for the three months ended October 31, 1999. The higher gross profit percentage for the three months ended October 31, 2000 was primarily attributable to a buy-in of Medical Products inventories during fiscal 2000 prior to receiving a supplier price increase, a portion of which inventories were sold during the three months ended October 31, 2000; selling price increases in Medical Products and Product Service; favorable sales mix associated with Product Service; and favorable sales mix and manufacturing efficiencies associated with Infection Control Products.

      Shipping and warehouse expenses increased by $5,000 to $135,000 for the three months ended October 31, 2000, from $130,000 for the three months ended October 31, 1999.

      Selling expenses as a percentage of net sales were 14.8% for the three months ended October 31, 2000, compared with 14.4% for the three months ended October 31, 1999. For the three months ended October 31, 2000, the increase in selling expenses as a percentage of net sales was primarily attributable to an increase in personnel at MediVators to support both domestic and international sales.

      General and administrative expenses increased by $98,000 to $1,080,000 for the three months ended October 31, 2000, from $982,000 for the three months ended October 31, 1999. This increase was primarily attributable to personnel costs, including incentive compensation, consulting fees, and computer hardware and software depreciation and amortization.

      Research and development expenses increased by $57,000 to $199,000 for the three months ended October 31, 2000, from $142,000 for the three months ended October 31, 1999. This increase was primarily attributable to an increase in personnel.

      Interest expense decreased to $4,000 for the three months ended October 31, 2000, from $56,000 for the three months ended October 31, 1999. This decrease was attributable to a decrease in average outstanding borrowings under the Company's revolving credit facilities during the three months ended October 31, 2000.

      Income from continuing operations before income taxes increased by $488,000 to $1,110,000 for the three months ended October 31, 2000, from $622,000 for the three months ended October 31, 1999.

      Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 42.5% and 44.1% for the three months ended October 31, 2000 and 1999, respectively. For the three months ended October 31, 2000 and 1999, the consolidated effective tax rate was lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      At October 31, 2000, the Company's working capital was $13,562,000, compared with $14,131,000 at July 31, 2000. This decrease primarily reflects a decrease in cash and cash equivalents, accounts receivable and net assets related to discontinued business, partially offset by an increase in inventories and a decrease in accounts payable.

      Net cash used in operating activities was $1,967,000 for the three months ended October 31, 2000 compared with net cash provided by operating activities of $2,100,000 for the three months ended October 31, 1999. For the three months ended October 31, 2000, the net cash used in operating activities was primarily due to an increase in inventories and a decrease in accounts payable and accrued expenses, partially offset by net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable. For the three months ended October 31, 1999, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and accrued expenses and income taxes.

      Net cash provided by investing activities was $1,354,000 for the three months ended October 31, 2000 compared with net cash used in investing activities of $2,119,000 for the three months ended October 31, 1999. For the three months ended October 31, 2000, the net cash provided by investing activities was primarily due to proceeds from sale of discontinued operations and a decrease in net assets related to discontinued business, partially offset by purchases of available-for-sale securities. For the three months ended October 31, 1999, net cash used in investing activities was primarily due to an increase in net assets related to discontinued business.

      Net cash used in financing activities was $33,000 for the three months ended October 31, 2000 compared with net cash provided by financing activities of $92,000 for the three months ended October 31, 1999. These changes were principally due to the fluctuations in outstanding borrowings under the Company's revolving credit facilities, partially offset for the three months ended October 31, 1999 by purchases of Treasury Stock.

      The Company has two credit facilities, a $5,000,000 (United States dollars) revolving credit facility for Carsen expiring on December 31, 2002 and a $1,500,000 revolving credit facility for MediVators expiring on November 1, 2001. Borrowings under the Carsen revolving credit facility are in Canadian dollars and bear interest at rates ranging from lender's prime rate to .75% above the prime rate, depending upon Carsen's debt to equity ratio. At October 31, 2000, such rate was the lender's prime rate. Borrowings under the MediVators revolving credit facility bear interest at the lender's prime rate plus 1%. The prime rates associated with the Carsen and MediVators revolving credit facilities were 7.50% and 9.50%, respectively, at October 31, 2000. Each of the credit facilities provides for restrictions on available borrowings based primarily upon percentages of eligible accounts receivable and inventories; requires the subsidiary to meet certain financial covenants; is secured by substantially all assets of the subsidiary; and is guaranteed by Cantel.

      For the three months ended October 31, 2000, compared with the three months ended October 31, 1999, the average value of the Canadian dollar decreased by 1% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affects the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

      Under the Carsen credit facility the Company's Canadian subsidiary has a $15,000,000 (United States dollars) foreign currency hedging facility which is available to be used to hedge against the impact of such currency fluctuations on the purchases of inventories. Total commitments for such foreign currency forward contracts amounted to $4,343,000 (United States dollars) at December 8, 2000 and cover a portion of Carsen's projected purchases of inventories through July 2001. The weighted average exchange rate of the forward contracts open at December 8, 2000 was $1.4843 Canadian dollar per United States dollar, or $.6737 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on December 8, 2000 was $1.5295 Canadian dollar per United States dollar, or $.6538 United States dollar per Canadian dollar.

      Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). In accordance with SFAS No. 133, these foreign currency forward contracts are designated as hedges, and recognition of gains and losses is deferred within other comprehensive income until settlement of the underlying commitments. Realized gains and losses are recorded within cost of sales upon settlement. The adoption of SFAS No. 133 did not have a material impact on operations; however, it resulted in a $107,000 gain being recorded in other comprehensive income. Additionally, the fair value of such derivatives was $155,000 at October 31, 2000, which resulted in an unrealized gain of $48,000 during the three months ended October 31, 2000.

      For purposes of translating the balance sheet, at October 31, 2000 compared with July 31, 2000, the value of the Canadian dollar decreased by 3% relative to the value of the United States dollar. As a result, at October 31, 2000, the negative cumulative foreign currency translation adjustment was increased by $444,000 compared to July 31, 2000, thereby decreasing stockholders' equity.

      The Company believes that its current cash position, anticipated cash flow from operations, amounts to be received related to the discontinuance of the Company's Consumer Products business and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At December 8, 2000, $6,420,000 was available under the credit facilities.

      Inflation has not significantly impacted the Company's operations.

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. All forward-looking statements involve risks and uncertainties, including, without limitation, acceptance and demand of new products, the impact of competitive products and pricing, the Company's ability to successfully integrate and operate acquired and merged businesses and the risks associated with such businesses, and the risks detailed in the Company's filings and reports with the Securities and Exchange Commission. Such statements are only predictions, and actual events or results may differ materially from those projected.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

      Foreign currency market risk: Carsen purchases and pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in
Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000. During the three months ended October 31, 2000 compared with the three months ended October 31, 1999, fluctuations in the exchange rates between the United States dollar and Canadian dollar had an insignificant impact upon the Company's results of operations and an adverse impact upon stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Interest rate market risk: The Company has two credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is affected by the general level of interest rates in the United States and Canada.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There was no submission of matters to a vote during the three months ended October 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 27, Financial Data Schedule

      (b)   Reports on Form 8-K

      A report on Form 8-K was filed on October 20, 2000 indicating that the Company had terminated its consumer products business and sold its inventories of Olympus consumer products to Olympus.

      There were no other reports on Form 8-K filed during the three months ended October 31, 2000.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CANTEL MEDICAL CORP.

Date:  December 14, 2000


                                   By: /s/ James P. Reilly
                                       -----------------------------------------
                                       James P. Reilly, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer
                                       and Principal Financial Officer)


                                   By: /s/ Craig A. Sheldon
                                       -----------------------------------------
                                       Craig A. Sheldon, Vice
                                       President and Controller
                                       (Chief Accounting Officer)