Form 10-Q
period 2001-01-31
CANTEL MEDICAL CORP
filed 2001-03-16
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


        /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended January 31, 2001.

                                       or

        / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____.


                         Commission file number: 0-6132


                              CANTEL MEDICAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          22-1760285
-------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                         identification no.)


150 CLOVE ROAD, LITTLE FALLS, NEW JERSEY                              07424
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

Number of shares of Common Stock outstanding as of March 9, 2001: 4,474,812.

                         PART I - FINANCIAL INFORMATION
                              CANTEL MEDICAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                                          January 31,  July 31,
                                                             2001        2000
                                                           --------    --------
ASSETS
Current assets:
  Cash and cash equivalents                                $  1,956    $  2,169
  Available-for-sale securities                                 796          --
  Accounts receivable, net                                    9,191       8,970
  Inventories                                                 9,678       6,992
  Net assets related to discontinued business                   571       3,095
  Prepaid expenses and other current assets                     480         475
                                                           --------    --------
Total current assets                                         22,672      21,701

Property and equipment, net                                     914         901
Intangible assets, net                                        1,272       1,345
Other assets                                                  1,349       1,008
                                                           --------    --------
                                                           $ 26,207    $ 24,955
                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  4,246    $  5,054
  Compensation payable                                          882         943
  Other accrued expenses                                      1,252         979
  Income taxes                                                  839         594
                                                           --------    --------
Total current liabilities                                     7,219       7,570

Long-term debt                                                   --         125
Deferred income taxes                                            96          97

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                     --          --
  Common Stock, $.10 par value; authorized 12,000,000
    shares; January 31 - 4,616,945 shares issued and
    4,453,402 shares outstanding; July 31 - 4,597,220
    shares issued and 4,438,381 shares outstanding              462         460
  Additional capital                                         19,633      19,502
  Retained earnings                                           1,733          96
 Accumulated other comprehensive income:
    Unrealized gain on securities                                71          --
    Unrealized gain on currency hedging                          33          --
    Cumulative foreign currency translation adjustment       (2,194)     (2,097)
  Treasury Stock, at cost; January 31-
    163,543 shares; July 31 -158,839 shares                    (846)       (798)
                                                           --------    --------
Total stockholders' equity                                   18,892      17,163
                                                           --------    --------
                                                           $ 26,207    $ 24,955
                                                           ========    ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                     Three Months Ended       Six Months Ended
                                         January 31,             January 31,
                                      2001        2000        2001        2000
                                    --------    --------    --------    --------
Net sales:
  Product sales                     $ 10,922    $  8,813    $ 18,087    $ 15,698
  Product service                      1,655       1,312       3,111       2,631
                                    --------    --------    --------    --------
Total net sales                       12,577      10,125      21,198      18,329
                                    --------    --------    --------    --------

Cost of sales:
  Product sales                        6,580       5,548      10,626       9,857
  Product service                        809         656       1,590       1,440
                                    --------    --------    --------    --------
Total cost of sales                    7,389       6,204      12,216      11,297
                                    --------    --------    --------    --------

Gross profit                           5,188       3,921       8,982       7,032

Expenses:
  Shipping and warehouse                 152         139         287         269
  Selling                              1,459       1,222       2,732       2,401
  General and administrative           1,528       1,104       2,608       2,086
  Research and development               256         219         455         361
                                    --------    --------    --------    --------
Total operating expenses               3,395       2,684       6,082       5,117
                                    --------    --------    --------    --------

Income from continuing operations
  before interest, other
  income and income taxes              1,793       1,237       2,900       1,915

Interest (income) expense, net           (10)         75          (6)        131
Other income                              --          --          (7)         --
                                    --------    --------    --------    --------

Income from continuing operations
  before income taxes                  1,803       1,162       2,913       1,784

Income taxes                             815         539       1,276         776
                                    --------    --------    --------    --------

Income from continuing operations        988         623       1,637       1,008

(Loss) income from
  discontinued operations                 --         (40)         --          70
                                    --------    --------    --------    --------

Net income                          $    988    $    583    $  1,637    $  1,078
                                    ========    ========    ========    ========

Earnings (loss) per common share:
 Basic:
  Continuing operations             $   0.22    $   0.14    $   0.37    $   0.23
  Discontinued operations                 --       (0.01)         --        0.01
                                    --------    --------    --------    --------
 Net income                         $   0.22    $   0.13    $   0.37    $   0.24
                                    ========    ========    ========    ========

 Diluted:
  Continuing operations             $   0.21    $   0.14    $   0.35    $   0.23
  Discontinued operations                 --       (0.01)         --        0.01
                                    --------    --------    --------    --------
 Net income                         $   0.21    $   0.13    $   0.35    $   0.24
                                    ========    ========    ========    ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                January 31,
                                                             2001        2000
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                           $ 1,637     $ 1,008
Adjustments to reconcile income from continuing
operations to net cash (used in) provided by
  operating activities:
    Income from discontinued operations                          --          70
    Depreciation and amortization of continuing
       operations                                               282         222
    Depreciation and amortization of discontinued
       operations                                                --          36
    Changes in assets and liabilities:
       Accounts receivable                                     (278)      1,178
       Inventories                                           (2,722)         70
    Prepaid expenses and other current assets                    27          17
       Accounts payable and accrued expenses                   (548)     (1,350)
       Income taxes                                             248        (389)
                                                            -------     -------
Net cash (used in) provided by operating activities          (1,354)        862
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                           (225)       (245)
Purchases of available-for-sale securities                     (725)         --
Cash provided by (used in) discontinued operations            1,258      (1,370)
Proceeds from transfer of discontinued operations             1,231          --
Other, net                                                     (359)       (144)
                                                            -------     -------
Net cash provided by (used in) investing activities           1,180      (1,759)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under credit facilities            (125)      1,001
Proceeds from exercise of stock options                          86           8
Purchases of Treasury Stock                                      --        (208)
                                                            -------     -------
Net cash (used in) provided by financing activities             (39)        801
                                                            -------     -------

Decrease in cash and cash equivalents                          (213)        (96)
Cash and cash equivalents at beginning of period              2,169         534
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 1,956     $   438
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

Note 2. COMPREHENSIVE INCOME

      The Company has adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME", which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income and an insignificant impact on stockholders' equity. The Company's comprehensive income for the three and six months ended January 31, 2001 and 2000 are set forth in the following table:

                                        Three Months Ended         Six Months Ended
                                            January 31,               January 31,
                                     -----------------------   -------------------------
                                         2001         2000        2001           2000
                                     -----------    --------   -----------    ----------
Net income                           $   988,000    $583,000   $ 1,637,000    $1,078,000
Other comprehensive income (loss):
  Unrealized gain on securities           88,000          --        71,000            --
  Unrealized loss on
    currency hedging                    (122,000)         --       (74,000)           --
  Foreign currency translation           347,000     235,000       (97,000)      505,000
                                     -----------    --------   -----------    ----------
Comprehensive income                 $ 1,301,000    $818,000   $ 1,537,000    $1,583,000
                                     ===========    ========   ===========    ==========

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

      The Company's Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. Total commitments for such foreign currency forward contracts amounted to $3,000,000 (United States dollars) at January 31, 2001 and cover a portion of Carsen's projected purchases of inventories through July 2001. These foreign currency forward contracts are designated as hedges, and therefore recognition of gains and losses is deferred within other comprehensive income until settlement of the underlying commitments. Realized gains and losses are recorded within cost of sales upon settlement. The Company does not hold any derivative financial instruments for speculative or trading purposes.

      The adoption of SFAS No. 133 on August 1, 2000 did not have a material impact on operations; however, it resulted in a $107,000 gain being recorded in other comprehensive income. Additionally, the fair value of the Company's derivatives was $33,000 at January 31, 2001, which resulted in the recording of an unrealized loss of $74,000 during the six months ended January 31, 2001. The entire January 31, 2001 deferred gain of $33,000 will be recognized in earnings during fiscal 2001.

Note 4. DISCONTINUED OPERATIONS

      On October 6, 2000, Carsen consummated a transaction under an Asset Purchase Agreement with Olympus America Inc. ("Olympus") pursuant to which Carsen terminated its consumer products business and sold its inventories of Olympus consumer products to Olympus. The transaction had an effective date of July 31, 2000.

      The purchase price for the inventory was $1,026,000, net of adjustments related to estimated warranty claims and promotional program expenses payable to Carsen's customers. Carsen will receive additional consideration from Olympus under the Purchase Agreement, including amounts related to transition services provided by Carsen subsequent to July 31, 2000. Such consideration includes (i) fixed cash amounts aggregating approximately $615,000 and (ii) twelve and one-half percent (12 1/2%) of Olympus' net sales of consumer products in Canada in excess of $8,000,000 during the period from August 1, 2000 through March 31, 2001. Approximately $115,000 of the fixed cash amounts were received during the six months ended January 31, 2001, and the remaining amounts are payable on various dates through April 30, 2001. Olympus also reimbursed Carsen for certain expenses related to the termination of Carsen's consumer products business.

      The discontinuance of the Consumer Products business has been reflected as a discontinued operation and is presented separately in the Company's Condensed Consolidated Financial Statements. The Company's Condensed Consolidated Statements of Income for the three and six months ended January 31, 2000 and Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2000 have been restated to conform to the current year's presentation. For the three months ended January 31, 2000, the loss from discontinued operations consisted of a pretax loss of $73,000 less a related income tax benefit of $33,000. For the six months ended January 31, 2000, the gain from discontinued operations consisted of pretax income of $125,000 less related income taxes of $55,000.

      The components of net assets related to discontinued business in the Condensed Consolidated Balance Sheets and the activity during the six months ended January 31, 2001 are set forth below:

                                   July 31,    Cash Received   Other Cash    January 31,
                                     2000       on Closing     Settlements      2001
                                 -----------    -----------    -----------    ---------
Trade accounts receivable, net
  of allowance for doubtful
  accounts of $99,000
  at July 31 and
  $44,000 at January 31          $ 3,047,000    $        --    $(3,047,000)   $      --
Consideration due
  under Purchase Agreement         1,989,000     (1,231,000)            --
                                                                                758,000
Inventories                          235,000             --        (57,000)
                                                                                178,000
Accounts payable                  (1,531,000)            --      1,531,000           --
Accrued expenses:
  Customer promotions               (332,000)            --        218,000     (114,000)
  Compensation and other            (313,000)            --         62,000     (251,000)
                                 -----------    -----------    -----------    ---------
Net assets related to
  discontinued business          $ 3,095,000    $(1,231,000)   $(1,293,000)   $ 571,000
                                 ===========    ===========    ===========    =========

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

      The following table sets forth the computation of basic and diluted earnings per common share:

                                                Three Months Ended             Six Months Ended
                                                    January 31,                   January 31,
                                            --------------------------    --------------------------
                                               2001          2000           2001           2000
                                            ----------   -------------    ----------   -------------
Numerator for basic and diluted
  earnings (loss) per common share:
  Income from continuing operations         $  988,000   $     623,000    $1,637,000   $   1,008,000
  Income (loss) from
    discontinued operations                         --         (40,000)           --          70,000
                                            ----------   -------------    ----------   -------------
  Net income                                $  988,000   $     583,000    $1,637,000   $   1,078,000
                                            ==========   =============    ==========   =============

Denominator for basic and diluted
  earnings (loss) per common share:
  Denominator for basic earnings
    per common share - weighted
    average number of shares
    outstanding                              4,446,011       4,411,621     4,442,468       4,414,697

  Dilutive effect of common stock
    equivalents using the treasury
    stock method and the average
    market price for the period                286,921          57,126       257,485          61,615
                                            ----------   -------------    ----------   -------------

  Denominator for diluted earnings
    per common share - weighted
    average number of shares
    outstanding and common
    stock equivalents                        4,732,932       4,468,747     4,699,953       4,476,312
                                            ==========   =============    ==========   =============

Basic earnings (loss) per common share:
  Continuing operations                     $     0.22   $        0.14    $     0.37   $        0.23
  Discontinued operations                           --           (0.01)           --            0.01
                                            ----------   -------------    ----------   -------------
  Net income                                $     0.22   $        0.13    $     0.37   $        0.24
                                            ==========   =============    ==========   =============

Diluted earnings (loss) per common share:
  Continuing operations                     $     0.21   $        0.14    $     0.35   $        0.23
  Discontinued operations                           --           (0.01)           --            0.01
                                            ----------   -------------    ----------   -------------
  Net income                                $     0.21   $        0.13    $     0.35   $        0.24
                                            ==========   =============    ==========   =============

Note 6. FINANCING ARRANGEMENTS

      On February 23, 2001, the Company entered into a credit facility with a United States bank and a Canadian bank which provides for i) a $2,500,000 revolving credit facility for Cantel and MediVators (the "U.S. Borrowers") (the "U.S. Revolving Credit Facility") and ii) a $5,000,000 (United States dollars) revolving credit facility for Carsen (the "Canadian Borrower") (the "Canadian Revolving Credit Facility"), both of which revolving credit facilities expire on February 22, 2004, and iii) a $12,500,000 acquisition facility available to the U.S. Borrowers for permitted acquisitions in the United States through February 22, 2003 (the "Acquisition Facility"). Borrowings under the U.S. Revolving Credit Facility and the Acquisition Facility will bear interest at rates ranging from .25% to .75% above the United States lender's base rate, or at rates ranging from 2% to 3% above the London Interbank Offered Rate ("LIBOR"), depending upon the U.S. Borrowers' ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Borrowings under the Canadian Revolving Credit Facility may be in either Canadian dollars or United States dollars and will bear interest at rates ranging from .25% to .75% above the Canadian lender's base rate, or at rates ranging from 2% to 3% above the LIBOR rate, depending upon the Canadian Borrower's ratio of debt to EBITDA. The base rates associated with the United States lender and the Canadian lender were 8.50% and 6.75%, respectively, at March 9, 2001. Each of the credit facilities provides for available borrowings based upon percentages of eligible accounts receivable and inventories; requires the respective borrower to meet certain financial covenants; and is secured by substantially all assets of the respective borrower. In addition, the U.S. Revolving Credit Facility is secured by the pledge of all of the outstanding shares of MediVators stock owned by Cantel and the Canadian Revolving Credit Facility is secured by substantially all assets (including the pledge of 65% of the outstanding shares of Carsen stock owned by Cantel) of, and is guaranteed by, the U.S. Borrowers.

Note 7. INCOME TAXES

      Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 42.5% and 44.2% for the six months ended January 31, 2001 and 2000, respectively. For the six months ended January 31, 2001, the consolidated effective tax rate was higher than the Canadian effective tax rate due to state income tax expense incurred by the United States operations, notwithstanding the fact that income generated by the United States operations is substantially offset by Federal tax benefits resulting from the utilization of net operating loss carryforwards. For the six months ended January 31, 2000, the consolidated effective tax rate was lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards for both Federal and state purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF CONTINUING OPERATIONS

      Reference is made to the discontinuance of the Company's Consumer Products business, as more fully described in note 4 to the Condensed Consolidated Financial Statements. The results of continuing operations reflect primarily the results of Carsen and MediVators. There was no significant impact upon the Company's results of operations for the three and six months ended January 31, 2001, compared with the three and six months ended January 31, 2000, as a result of fluctuations in the rate of exchange between the United States dollar and Canadian dollar. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

      The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.

                                  Three Months Ended                         Six Months Ended
                                      January 31,                               January 31,
                        --------------------------------------    --------------------------------------
                               2001                2000                  2001                 2000
                        -----------------    -----------------    -----------------    -----------------
                                                  (Dollar amounts in thousands)
                           $          %         $          %         $          %         $          %
                        --------     ----    --------     ----    --------     ----    --------     ----
Medical Products        $  5,664     45.0    $  4,770     47.1    $  9,300     43.9    $  8,026     43.8
Infection Control
  Products                 3,224     25.6       2,440     24.1       5,543     26.1       4,774     26.0
Scientific Products        2,240     17.8       1,784     17.6       3,571     16.8       3,184     17.4
Product Service            1,655     13.2       1,312     13.0       3,111     14.7       2,631     14.4
Elimination of inter-
  company sales of
  Infection Control
  Products                  (206)    (1.6)       (181)    (1.8)       (327)    (1.5)       (286)    (1.6)
                        --------    -----    --------    -----    --------    -----    --------    -----
                        $ 12,577    100.0    $ 10,125    100.0    $ 21,198    100.0    $ 18,329    100.0
                        ========    =====    ========    =====    ========    =====    ========    =====

      Net sales increased by $2,452,000, or 24.2%, to $12,577,000 for the three months ended January 31, 2001, from $10,125,000 for the three months ended January 31, 2000. Net sales increased by $2,869,000, or 15.7%, to $21,198,000 for the six months ended January 31, 2001, from $18,329,000 for the six months ended January 31, 2000. These increases were attributable to increased sales in all of the Company's business segments. The increased sales of Medical Products was due primarily to an increase in demand, a portion of which was attributable to the introduction of new flexible endoscopy products, and selling price increases. The increased sales of Infection Control Products was due primarily to an increase in demand for consumables, including filters.

      The increased sales of Scientific Products was primarily attributable to an increase in demand for microscopes and related imaging equipment. The increased sales of Product Service was due primarily to an increase in demand and selling price increases.

      Gross profit increased by $1,267,000, or 32.3%, to $5,188,000 for the three months ended January 31, 2001, from $3,921,000 for the three months ended January 31, 2000. Gross profit increased by $1,950,000, or 27.7%, to $8,982,000 for the six months ended January 31, 2001, from $7,032,000 for the six months ended January 31, 2000. Gross profit as a percentage of sales for the three and six months ended January 31, 2001 were 41.2% and 42.4%, respectively, compared with 38.7% and 38.4% for the three and six months ended January 31, 2000. The higher gross profit percentages for the three and six months ended January 31, 2001 were primarily attributable to a buy-in of Medical Products inventories during fiscal 2000 prior to receiving a supplier price increase, a portion of which inventories were sold during the three and six months ended January 31, 2001; selling price increases in Medical Products and Product Service; favorable sales mix associated with Product Service and Scientific Products; and favorable sales mix and manufacturing efficiencies associated with Infection Control Products.

      Shipping and warehouse expenses increased by $13,000 to $152,000 for the three months ended January 31, 2001, from $139,000 for the three months ended January 31, 2000. For the six months ended January 31, 2001, shipping and warehouse expenses increased by $18,000 to $287,000, from $269,000 for the six months ended January 31, 2000.

      Selling expenses as a percentage of net sales were 11.6% and 12.9% for the three and six months ended January 31, 2001, compared with 12.1% and 13.1% for the three and six months ended January 31, 2000. For the three and six months ended January 31, 2001, the decreases in selling expenses as a percentage of net sales was primarily attributable to the effect of the increased sales against the fixed portion of selling expenses and the reduction of commissions as a percentage of sales at Carsen due to a restructuring of certain compensation packages.

      General and administrative expenses increased by $424,000 to $1,528,000 for the three months ended January 31, 2001, from $1,104,000 for the three months ended January 31, 2000. For the six months ended January 31, 2001, general and administrative expenses increased by $522,000 to $2,608,000, from $2,086,000 for the six months ended January 31, 2000. These increases were primarily attributable to additional personnel, incentive compensation, consulting fees, rent, and depreciation and amortization.

      Research and development expenses increased by $37,000 to $256,000 for the three months ended January 31, 2001, from $219,000 for the three months ended January 31, 2000. For the six months ended January 31, 2001, research and development expenses increased by $94,000 to $455,000, from $361,000 for the six months ended January 31, 2000. These increases were primarily attributable to an increase in personnel.

      Interest income was $10,000 for the three months ended January 31, 2001, compared with interest expense of $75,000 for the three months ended January 31, 2000. For the six months ended January 31, 2001, interest income was $6,000, compared with interest expense of $131,000 for the six months ended January 31, 2000. These changes in interest were attributable to interest income earned on cash and cash equivalents during the three and six months ended January 31, 2001, compared with interest expense on outstanding borrowings under the Company's revolving credit facilities during the three and six months ended January 31, 2000.

      Income from continuing operations before income taxes increased by $1,129,000 to $2,913,000 for the six months ended January 31, 2001, from $1,784,000 for the six months ended January 31, 2000.

      Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 42.5% and 44.2% for the six months ended January 31, 2001 and 2000, respectively. For the six months ended January 31, 2001, the consolidated effective tax rate was higher than the Canadian effective tax rate due to state income tax expense incurred by the United States operations, notwithstanding the fact that income generated by the United States operations is substantially offset by Federal tax benefits resulting from the utilization of net operating loss carryforwards. For the six months ended January 31, 2000, the consolidated effective tax rate was lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards for both Federal and state purposes.

LIQUIDITY AND CAPITAL RESOURCES

      At January 31, 2001, the Company's working capital was $15,453,000, compared with $14,131,000 at July 31, 2000. This increase primarily reflects an increase in inventories and a decrease in accounts payable, partially offset by a decrease in net assets related to discontinued business.

      Net cash used in operating activities was $1,354,000 for the six months ended January 31, 2001 compared with net cash provided by operating activities of $862,000 for the six months ended January 31, 2000. For the six months ended January 31, 2001, the net cash used in operating activities was primarily due to an increase in inventories and a decrease in accounts payable and accrued expenses, partially offset by income from continuing operations, after adjusting for depreciation and amortization. For the six months ended January 31,

2000, the net cash provided by operating activities was primarily due to income from continuing operations, after adjusting for depreciation and amortization, and a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses.

      Net cash provided by investing activities was $1,180,000 for the six months ended January 31, 2001 compared with net cash used in investing activities of $1,759,000 for the six months ended January 31, 2000. For the six months ended January 31, 2001, the net cash provided by investing activities was primarily due to proceeds from the transfer of discontinued operations and a decrease in net assets related to discontinued business, partially offset by purchases of available-for-sale securities. For the six months ended January 31, 2000, net cash used in investing activities was primarily due to an increase in net assets related to discontinued business.

      Net cash used in financing activities was $39,000 for the six months ended January 31, 2001 compared with net cash provided by financing activities of $801,000 for the six months ended January 31, 2000. These changes were principally due to the fluctuations in outstanding borrowings under the Company's revolving credit facilities, partially offset for the six months ended January 31, 2000 by purchases of Treasury Stock.

      On February 23, 2001, the Company entered into a credit facility with a United States bank and a Canadian bank which provides for i) a $2,500,000 revolving credit facility for Cantel and MediVators (the "U.S. Borrowers") (the "U.S. Revolving Credit Facility") and ii) a $5,000,000 (United States dollars) revolving credit facility for Carsen (the "Canadian Borrower") (the "Canadian Revolving Credit Facility"), both of which revolving credit facilities expire on February 22, 2004, and iii) a $12,500,000 acquisition facility available to the U.S. Borrowers for permitted acquisitions in the United States through February 22, 2003 (the "Acquisition Facility"). Borrowings under the U.S. Revolving Credit Facility and the Acquisition Facility will bear interest at rates ranging from .25% to .75% above the United States lender's base rate, or at rates ranging from 2% to 3% above the London Interbank Offered Rate ("LIBOR"), depending upon the U.S. Borrowers' ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Borrowings under the Canadian Revolving Credit Facility may be in either Canadian dollars or United States dollars and will bear interest at rates ranging from .25% to .75% above the Canadian lender's base rate, or at rates ranging from 2% to 3% above the LIBOR rate, depending upon the Canadian Borrower's ratio of debt to EBITDA. The base rates associated with the United States lender and the Canadian lender were 8.50% and 6.75%, respectively, at March 9, 2001. Each of the credit facilities provides for available borrowings based upon percentages of eligible accounts receivable and inventories; requires the respective borrower to meet certain financial covenants; and is secured by substantially all assets of the respective borrower. In addition, the

U.S. Revolving Credit Facility is secured by the pledge of all of the outstanding shares of MediVators stock owned by Cantel and the Canadian Revolving Credit Facility is secured by substantially all assets (including the pledge of 65% of the outstanding shares of Carsen stock owned by Cantel) of, and is guaranteed by, the U.S. Borrowers.

      For the six months ended January 31, 2001, compared with the six months ended January 31, 2000, the average value of the Canadian dollar decreased by 2% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affects the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

      Under the Carsen Revolving Credit Facility, the Company's Canadian subsidiary has a $15,000,000 (United States dollars) foreign currency hedging facility which is available to be used to hedge against the impact of such currency fluctuations on the purchases of inventories. Total commitments for foreign currency forward contracts (outstanding under a prior Carsen credit facility) amounted to $1,262,000 (United States dollars) at March 9, 2001 and cover a portion of Carsen's projected purchases of inventories through July 2001. The weighted average exchange rate of the forward contracts open at March 9, 2001 was $1.4586 Canadian dollar per United States dollar, or $.6856 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on March 9, 2001 was $1.5471 Canadian dollar per United States dollar, or $.6464 United States dollar per Canadian dollar.

      Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). In accordance with SFAS No. 133, these foreign currency forward contracts are designated as hedges, and recognition of gains and losses is deferred within other comprehensive income until settlement of the underlying commitments. Realized gains and losses are recorded within cost of sales upon settlement. The adoption of SFAS No. 133 did not have a material impact on operations; however, it resulted in a $107,000 gain being recorded in other comprehensive income. Additionally, the fair value of the Company's derivatives was $33,000 at January 31, 2001, which resulted in the recording of an unrealized loss of $74,000 during the six months ended January 31, 2001.

      For purposes of translating the balance sheet, at January 31, 2001 compared with July 31, 2000, the value of the Canadian dollar decreased by 1% relative to the value of the United States dollar. As a result, at January 31, 2001, the negative cumulative foreign currency translation adjustment was increased by $97,000 compared to July 31,

2000, thereby decreasing stockholders' equity.

      The Company believes that its current cash position, anticipated cash flow from operations, amounts to be received related to the discontinuance of the Company's Consumer Products business and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At March 9, 2001, $7,240,000 was available under the credit facilities.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

      Foreign currency market risk: Carsen purchases and pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in
Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000. During the six months ended January 31, 2001 compared with the six months ended January 31, 2000, fluctuations in the exchange rates between the United States dollar and Canadian dollar had an insignificant impact upon the Company's results of operations and an adverse impact upon stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Interest rate market risk: The Company has two credit facilities for which the interest rate on outstanding borrowings, if any, is variable. Therefore, interest expense is affected by the general level of interest rates in the United States and Canada.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            There was no submission of matters to a vote during the three months ended January 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits-none.

            (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed during the three months ended January 31, 2001.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CANTEL MEDICAL CORP.

Date: March 9, 2001


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