Form 10-Q
period 2001-04-30
CANTEL MEDICAL CORP
filed 2001-06-14
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


        /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended April 30, 2001.

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

Number of shares of Common Stock outstanding as of June 8, 2001: 4,552,901.

                         PART I - FINANCIAL INFORMATION

                              CANTEL MEDICAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar Amounts in Thousands, Except Share Data)
                                   (Unaudited)


                                                           April 30,     July 31,
                                                             2001          2000
                                                           --------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                $  3,817      $  2,169
  Available-for-sale securities                                 897            --
  Accounts receivable, net                                    8,922         8,970
  Inventories                                                 8,769         6,992
  Net assets related to discontinued business                    --         3,095
  Prepaid expenses and other current assets                     559           475
                                                           --------      --------
Total current assets                                         22,964        21,701

Property and equipment, net                                     911           901
Intangible assets, net                                        1,236         1,345
Other assets                                                  2,095         1,008
                                                           --------      --------
                                                           $ 27,206      $ 24,955
                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  2,889      $  5,054
  Compensation payable                                          931           943
  Other accrued expenses                                      1,895           979
  Income taxes                                                1,317           594
                                                           --------      --------
Total current liabilities                                     7,032         7,570

Long-term debt                                                   --           125
Deferred income taxes                                            94            97

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                     --            --
  Common Stock, $.10 par value; authorized 12,000,000
    shares; April 30 - 4,657,655 shares issued and
    4,483,772 shares outstanding; July 31 - 4,597,220
    shares issued and 4,438,381 shares outstanding              466           460
  Additional capital                                         19,887        19,502
  Retained earnings                                           3,099            96
Accumulated other comprehensive income:

    Unrealized gain on securities                               172            --
    Unrealized gain on currency hedging                          51            --
    Cumulative foreign currency translation adjustment       (2,575)       (2,097)
  Treasury Stock, at cost; April 30 -
    173,883 shares; July 31 -158,839 shares                  (1,020)         (798)
                                                           --------      --------
Total stockholders' equity                                   20,080        17,163
                                                           --------      --------
                                                           $ 27,206      $ 24,955
                                                           ========      ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                       Three Months Ended           Nine Months Ended
                                             April 30,                   April 30,
                                        2001          2000          2001          2000
                                      --------      --------      --------      --------
Net sales:
  Product sales                       $ 11,373      $  9,178      $ 29,460      $ 24,876
Product service                          1,548         1,470         4,659         4,101
                                      --------      --------      --------      --------
Total net sales                         12,921        10,648        34,119        28,977
                                      --------      --------      --------      --------

Cost of sales:
  Product sales                          7,086         5,583        17,712        15,440
Product service                            845           825         2,435         2,265
                                      --------      --------      --------      --------
Total cost of sales                      7,931         6,408        20,147        17,705
                                      --------      --------      --------      --------

Gross profit                             4,990         4,240        13,972        11,272

Expenses:
  Shipping and warehouse                   158            95           445           364
  Selling                                1,410         1,344         4,142         3,745
  General and administrative             1,340         1,222         3,948         3,308
  Research and development                 248           193           703           554
                                      --------      --------      --------      --------
Total operating expenses                 3,156         2,854         9,238         7,971
                                      --------      --------      --------      --------

Income from continuing operations
  before interest, other
  income and income taxes                1,834         1,386         4,734         3,301

Interest (income) expense, net              (1)           63            (7)          194
Other income                                --            --            (7)           --
                                      --------      --------      --------      --------

Income from continuing operations
  before income taxes                    1,835         1,323         4,748         3,107

Income taxes                               694           644         1,970         1,420
                                      --------      --------      --------      --------

Income from continuing operations        1,141           679         2,778         1,687

Gain on disposal of
  discontinued operations                  225            --           225            --
Loss from discontinued operations           --          (103)           --           (33)
                                      --------      --------      --------      --------

Net income                            $  1,366      $    576      $  3,003      $  1,654
                                      ========      ========      ========      ========

Earnings (loss) per common share:
 Basic:
  Continuing operations               $   0.26      $   0.15      $   0.62      $   0.38
  Discontinued operations                 0.05         (0.02)         0.05         (0.01)
                                      --------      --------      --------      --------
 Net income                           $   0.31      $   0.13      $   0.67      $   0.37
                                      ========      ========      ========      ========
 Diluted:
  Continuing operations               $   0.23      $   0.15      $   0.58      $   0.38
  Discontinued operations                 0.05         (0.02)         0.05         (0.01)
                                      --------      --------      --------      --------
 Net income                           $   0.28      $   0.13      $   0.63      $   0.37
                                      ========      ========      ========      ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)


                                                         Nine Months Ended
                                                             April 30,
                                                          2001        2000
                                                        -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                       $ 2,778      $ 1,687
Adjustments to reconcile income from continuing
operations to net cash provided by
  operating activities:
    Income (loss) from discontinued operations              225          (33)
    Depreciation and amortization of continuing
       operations                                           416          341
    Depreciation and amortization of discontinued
       operations                                            --           57
    Changes in assets and liabilities:
       Accounts receivable                                 (189)         527
      Inventories                                        (1,993)        (670)
      Prepaid expenses and other current assets              11          114
       Accounts payable and accrued expenses             (1,941)      (1,101)
       Income taxes                                         700          (91)
                                                        -------      -------
Net cash provided by operating activities                     7          831
                                                        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (335)        (332)
Purchases of available-for-sale securities                 (725)          --
Cash provided by (used in) discontinued operations          814       (1,517)
Proceeds from transfer of discontinued operations         2,350           --
Other, net                                                 (507)         (33)
                                                        -------      -------
Net cash provided by (used in) investing activities       1,597       (1,882)
                                                        -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under credit facilities        (125)       1,190
Proceeds from exercise of stock options                     169            8
Purchases of Treasury Stock                                  --         (208)
                                                        -------      -------
Net cash provided by financing activities                    44          990
                                                        -------      -------

Increase (decrease) in cash and cash equivalents          1,648          (61)
Cash and cash equivalents at beginning of period          2,169          534
                                                        -------      -------
Cash and cash equivalents at end of period              $ 3,817      $   473
                                                        =======      =======

See accompanying notes.

                              CANTEL MEDICAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.     BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Medical Corp. (the "Company" or "Cantel") on Form 10-K for the fiscal year ended July 31, 2000, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Cantel has two wholly-owned operating subsidiaries, Carsen Group Inc. ("Carsen"), its Canadian subsidiary, and MediVators, Inc. ("MediVators"), its United States subsidiary.

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

Note 2.     COMPREHENSIVE INCOME

      The Company has adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME," which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of this Statement had no impact on the Company's net income and an insignificant impact on stockholders' equity. The Company's comprehensive income for the three and nine months ended April 30, 2001 and 2000 are set forth in the following table:


                                           Three Months Ended                Nine Months Ended
                                                April 30,                        April 30,
                                       ----------------------------      ----------------------------
                                          2001             2000              2001            2000
                                       -----------      -----------      -----------      -----------
Net income                             $ 1,366,000      $   576,000      $ 3,003,000      $ 1,654,000
Other comprehensive income (loss):
  Unrealized gain on securities            101,000               --          172,000               --
  Unrealized gain (loss) on
    currency hedging                        18,000               --          (56,000)              --
  Foreign currency translation            (381,000)        (322,000)        (478,000)         183,000
                                       -----------      -----------      -----------      -----------
Comprehensive income                   $ 1,104,000      $   254,000      $ 2,641,000      $ 1,837,000
                                       ===========      ===========      ===========      ===========

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

      The Company's Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. Total commitments for such foreign currency forward contracts amounted to $2,500,000 (United States dollars) at April 30, 2001 and cover a portion of Carsen's projected purchases of inventories through July 2001. These foreign currency forward contracts are designated as hedges, and therefore recognition of gains and losses is deferred within other comprehensive income until settlement of the underlying commitments. Realized gains and losses are recorded within cost of sales upon settlement. The Company does not hold any derivative financial instruments for speculative or trading purposes.

      The adoption of SFAS No. 133 on August 1, 2000 did not have a material impact on operations; however, it resulted in a $107,000 gain being recorded in other comprehensive income. Additionally, the fair value of the Company's derivatives was $51,000 at April 30, 2001, which resulted in the recording of an unrealized loss of $56,000 during the nine months ended April 30, 2001. The entire April 30, 2001 deferred gain of $51,000 will be recognized in earnings during fiscal 2001.

Note 4.     DISCONTINUED OPERATIONS

      On October 6, 2000, Carsen consummated a transaction under an Asset Purchase Agreement with Olympus America Inc. ("Olympus") pursuant to which Carsen terminated its consumer products business and sold its inventories of Olympus consumer products to Olympus. The transaction had an effective date of July 31, 2000.

      The purchase price for the inventory was $1,026,000, net of adjustments related to estimated warranty claims and promotional program expenses payable to Carsen's customers. During the nine months ended April 30, 2001, Carsen also received additional consideration from Olympus under the Purchase Agreement, including amounts related to transition services provided by Carsen subsequent to July 31, 2000. Such consideration included (i) fixed cash amounts aggregating approximately $615,000 and (ii) twelve and one-half percent (12 1/2%) of Olympus' net sales of consumer products in Canada in excess of $8,000,000 during the period from August 1, 2000 through March 31, 2001 aggregating approximately $619,000. Olympus also reimbursed Carsen for certain expenses related to the termination of Carsen's consumer products business. No additional amounts are due from Olympus subsequent to April 30, 2001.

      The discontinuance of the Consumer Products business has been reflected as a discontinued operation and is presented separately in the Company's Condensed Consolidated Financial Statements. The Company's Condensed Consolidated Statements of Income for the three and nine months ended April 30, 2000 and Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2000 have been restated to conform to the current year's presentation. For the three and nine months ended April 30, 2001, the gain on disposal of discontinued operations consisted of a pretax gain of $380,000 less related income taxes of $155,000. For the three months ended April 30, 2000, the loss from discontinued operations consisted of a pretax loss of $184,000 less a related income tax benefit of $81,000. For the nine months ended April 30, 2000, the loss from discontinued operations consisted of a pretax loss of $59,000 less a related income tax benefit of $26,000.

      The components of net assets related to discontinued business in the Condensed Consolidated Balance Sheets and the activity during the nine months ended April 30, 2001 are set forth below:


                                July 31,      Cash Received         Other         Gain (Loss)       April 30,
                                  2000         From Olympus      Settlements      On Disposal          2001
                               -----------     ------------      -----------      -----------      -----------
Trade accounts receivable,
  net of allowance for
  doubtful accounts of
  $99,000 at July 31           $ 3,047,000      $        --      $(3,132,000)     $    85,000      $        --
 Consideration due under
  Purchase Agreement             1,989,000       (2,350,000)          13,000          348,000               --
Inventories                        235,000               --          (84,000)        (151,000)              --
Accounts payable                (1,531,000)              --        1,531,000               --               --
Accrued expenses:
  Customer promotions             (332,000)              --          198,000          105,000          (29,000)
  Compensation and other          (313,000)              --          219,000           (7,000)        (101,000)
                               -----------      -----------      -----------      -----------      -----------
Net assets related to
  discontinued business        $ 3,095,000      $(2,350,000)     $(1,255,000)     $   380,000      $  (130,000)
                               ===========      ===========      ===========      ===========      ===========

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

      The following table sets forth the computation of basic and diluted earnings per common share:


                                                    Three Months Ended                   Nine Months Ended
                                                         April 30,                           April 30,
                                              -------------------------------      -------------------------------
                                                  2001              2000               2001              2000
                                              -------------     -------------      -------------     -------------
Numerator for basic and diluted
  earnings (loss) per common share:
  Income from continuing operations           $   1,141,000     $     679,000      $   2,778,000     $   1,687,000
  Income (loss) from
    discontinued operations                         225,000          (103,000)           225,000           (33,000)
                                              -------------     -------------      -------------     -------------
  Net income                                  $   1,366,000     $     576,000      $   3,003,000     $   1,654,000
                                              =============     =============      =============     =============

Denominator for basic and diluted
  earnings (loss) per common share:
  Denominator for basic earnings
    per common share - weighted
    average number of shares
    outstanding                                   4,470,003         4,403,964          4,451,444         4,411,171

  Dilutive effect of common stock
    equivalents using the treasury
    stock method and the average
    market price for the period                     472,686            70,635            350,108            62,600
                                              -------------     -------------      -------------     -------------

  Denominator for diluted earnings
    per common share - weighted
    average number of shares
    outstanding and common
    stock equivalents                             4,942,689         4,474,599          4,801,552         4,473,771
                                              =============     =============      =============     =============

Basic earnings (loss) per common share:
  Continuing operations                       $        0.26     $        0.15      $        0.62     $        0.38
  Discontinued operations                              0.05             (0.02)              0.05             (0.01)
                                              -------------     -------------      -------------     -------------
  Net income                                  $        0.31     $        0.13      $        0.67     $        0.37
                                              =============     =============      =============     =============

Diluted earnings (loss) per common share:
  Continuing operations                       $        0.23     $        0.15      $        0.58     $        0.38
  Discontinued operations                              0.05             (0.02)              0.05             (0.01)
                                              -------------     -------------      -------------     -------------
  Net income                                  $        0.28     $        0.13      $        0.63     $        0.37
                                              =============     =============      =============     =============

Note 6.     FINANCING ARRANGEMENTS

      On February 23, 2001, the Company entered into a credit facility with a United States bank and a Canadian bank which provides for i) a $2,500,000 revolving credit facility for Cantel and MediVators (the "U.S. Borrowers") (the "U.S. Revolving Credit Facility") and ii) a $5,000,000 (United States dollars) revolving credit facility for Carsen (the "Canadian Borrower") (the "Canadian Revolving Credit Facility"), both of which revolving credit facilities expire on February 22, 2004, and iii) a $12,500,000 acquisition facility available to the U.S. Borrowers for permitted acquisitions in the United States through February 22, 2003 (the "Acquisition Facility"). Borrowings under the U.S. Revolving Credit Facility and the Acquisition Facility will bear interest at rates ranging from .25% to .75% above the United States lender's base rate, or at rates ranging from 2% to 3% above the London Interbank Offered Rate ("LIBOR"), depending upon the U.S. Borrowers' ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Borrowings under the Canadian Revolving Credit Facility may be in either Canadian dollars or United States dollars and will bear interest at rates ranging from .25% to .75% above the Canadian lender's base rate, or at rates ranging from 2% to 3% above the LIBOR rate, depending upon the Canadian Borrower's ratio of debt to EBITDA. The base rates associated with the United States lender and the Canadian lender were 7.00% and 6.25%, respectively, at June 8, 2001. Each of the credit facilities provides for available borrowings based upon percentages of eligible accounts receivable and inventories; requires the respective borrower to meet certain financial covenants; and is secured by substantially all assets of the respective borrower. In addition, the U.S. Revolving Credit Facility is secured by the pledge of all of the outstanding shares of MediVators stock owned by Cantel and the Canadian Revolving Credit Facility is secured by substantially all assets (including the pledge of 65% of the outstanding shares of Carsen stock owned by Cantel) of, and is guaranteed by, the U.S. Borrowers.

Note 7.     INCOME TAXES

      Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 42.9% and 44.2% for the nine months ended April 30, 2001 and 2000, respectively. For the nine months ended April 30, 2001, the consolidated effective tax rate was lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards for Federal purposes. For the nine months ended April 30, 2000, the consolidated effective tax rate was higher than the Canadian effective tax rate due to the fact that losses generated by the United States operations could not be used to offset income generated by the Canadian operations.

Note 8.     SUBSEQUENT EVENT - PROPOSED ACQUISITION OF MINNTECH CORPORATION

      On May 31, 2001, the Company entered into a definitive merger agreement under which the Company will acquire Minntech Corporation ("Minntech"), a public company based in Minneapolis, Minnesota. Under the terms of the definitive merger agreement, each share of Minntech will be converted into the right to receive $10.50, consisting of $6.25 in cash, and a fraction of a share of common stock of Cantel having a value of $4.25 (based on the average closing price of Cantel stock during a defined period ending shortly before the merger, and further subject to certain collar provisions fixing the number of shares of Cantel common stock to be issued if the average closing price of Cantel stock is less than $15.00 or exceeds $28.89). The total consideration for the proposed transaction is approximately $70 million.

      Cantel has received a bank commitment, subject to certain conditions, to provide a new credit facility to fund the financed portion of the cash consideration to be paid in the merger as well as to replace the Company's existing working capital credit facilities. With respect to the stock portion of the consideration, the number of shares to be issued by Cantel will range from approximately 967,000 to 1,863,000 shares, depending on Cantel's average closing price during the specified period preceding the merger. The transaction will be taxable to the shareholders of Minntech and accounted for as a purchase.

      The transaction is subject to customary closing conditions, including the approval of the shareholders of each of Minntech and Cantel. Under the merger agreement, Minntech has the right to terminate the agreement if the average closing price of Cantel stock during a defined period ending shortly before the merger is below $13.24, unless Cantel elects to provide to Minntech shareholders additional consideration, in cash or Cantel shares, at Cantel's option, such that the total consideration is no less than $10.00 for each Minntech share. No assurance can be given that such conditions will be satisfied or that the merger will be consummated.

      Minntech is a leader in the development, manufacturing, and marketing of disinfection/reprocessing systems for renal dialysis as well as filtration and separation and other products for medical and non-medical applications. The products are available through Minntech's distribution network in the United States and in many international markets.

      In connection with this transaction, a Form 8-K was filed by the Company with the Securities and Exchange Commission ("SEC") on May 31, 2001, and a joint proxy statement/prospectus will be filed with the SEC prior to the shareholder meetings. The merger is expected to close during the third quarter of calendar 2001.

      At April 30, 2001, the Company had incurred professional fees aggregating $901,000 associated with this transaction which are included within other assets in the accompanying Condensed Consolidated Balance Sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF CONTINUING OPERATIONS

      Reference is made to the discontinuance of the Company's Consumer Products business, as more fully described in note 4 to the Condensed Consolidated Financial Statements. The results of continuing operations reflect primarily the results of Carsen and MediVators. Reference is also made hereafter to the impact of a weaker Canadian dollar against the United States dollar during the three and nine months ended April 30, 2001, compared with the three and nine months ended April 30, 2000 (decrease in value of approximately 6% and 3% for the three and nine months ended April 30, 2001, respectively, based upon average exchange rates). The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

      The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.


                                      Three Months Ended                                  Nine Months Ended
                                          April 30,                                          April 30,
                          ----------------------------------------------    ----------------------------------------------
                                   2001                    2000                     2001                    2000
                                                       (Dollar amounts in thousands)
                             $             %          $            %           $            %           $            %
                          --------      -------    --------     --------    --------      -------    --------      -------
Medical Products          $  5,626         43.5    $  4,691         44.1    $ 14,926         43.7    $ 12,717         43.9
Infection Control
  Products                   3,787         29.3       2,569         24.1       9,330         27.3       7,343         25.3
Scientific Products          2,120         16.4       2,217         20.8       5,691         16.7       5,401         18.6
Product Service              1,548         12.0       1,470         13.8       4,659         13.7       4,101         14.2
Elimination of inter-
  company sales of
  Infection Control
  Products                    (160)        (1.2)       (299)        (2.8)       (487)        (1.4)       (585)        (2.0)
                          --------      -------    --------     --------    --------      -------    --------      -------
                          $ 12,921        100.0    $ 10,648        100.0    $ 34,119        100.0    $ 28,977        100.0
                          ========      =======    ========     ========    ========      =======    ========      =======


      Net sales increased by $2,273,000, or 21.3%, to $12,921,000 for the three months ended April 30, 2001, from $10,648,000 for the three months ended April 30, 2000. Net sales increased by $5,142,000, or 17.7%, to $34,119,000 for the nine months ended April 30, 2001, from $28,977,000 for the nine months ended April 30, 2000. Net sales were adversely impacted for the three and nine months ended April 30, 2001, compared with the three and nine months ended April 30, 2000, by approximately $599,000 and $1,018,000, respectively, due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

      These increases in sales were attributable to the Company's Medical Products, Infection Control Products and Product Service business segments. The increased sales of Medical Products was due primarily to an increase in demand, a portion of which was attributable to the introduction of new flexible endoscopy products, and selling price increases. The increased sales of Infection Control Products was due primarily to an increase in demand for infection control products in the United States. The increased sales of Product Service was due primarily to an increase in demand and selling price increases.

      Gross profit increased by $750,000, or 17.7%, to $4,990,000 for the three months ended April 30, 2001, from $4,240,000 for the three months ended April 30, 2000. Gross profit increased by $2,700,000, or 24.0%, to $13,972,000 for the nine months ended April 30, 2001, from $11,272,000 for the nine months ended April 30, 2000.

      Gross profit as a percentage of sales for the three and nine months ended April 30, 2001 were 38.6% and 41.0%, respectively, compared with 39.8% and 38.9% for the three and nine months ended April 30, 2000. The lower gross profit percentage for the three months ended April 30, 2001 was primarily attributable to the adverse impact of a weaker Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars, and competition in one significant sale in Medical Products. The higher gross profit percentage for the nine months ended April 30, 2001 was primarily attributable to a buy-in of Medical Products inventories during fiscal 2000 prior to receiving a supplier price increase, a majority of which inventories were sold during the nine months ended April 30, 2001; selling price increases in Medical Products and Product Service; favorable sales mix associated with Product Service and Scientific Products; and favorable sales mix and manufacturing efficiencies associated with Infection Control Products.

      Shipping and warehouse expenses increased by $63,000 to $158,000 for the three months ended April 30, 2001, from $95,000 for the three months ended April 30, 2000. For the nine months ended April 30, 2001, shipping and warehouse expenses increased by $81,000 to $445,000, from $364,000 for the nine months ended April 30, 2000. These increases were attributable to variable freight costs associated with the increase in sales volume.

      Selling expenses as a percentage of net sales were 10.9% and 12.1% for the three and nine months ended April 30, 2001, compared with 12.6% and 12.9% for the three and nine months ended April 30, 2000. For the three and nine months ended April 30, 2001, the decreases in selling expenses as a percentage of net sales was primarily attributable to the effect of the increased sales against the fixed portion of selling expenses and the reduction of commissions as a percentage of sales due to a restructuring of certain compensation packages.

      General and administrative expenses increased by $118,000 to $1,340,000 for the three months ended April 30, 2001, from $1,222,000 for the three months ended April 30, 2000. For the nine months ended April 30, 2001, general and administrative expenses increased by $640,000 to $3,948,000, from $3,308,000 for the nine months ended April 30, 2000. These increases were primarily attributable to additional personnel, incentive compensation, retirement plan contributions, rent and depreciation and amortization.

      Research and development expenses increased by $55,000 to $248,000 for the three months ended April 30, 2001, from $193,000 for the three months ended April 30, 2000. For the nine months ended April 30, 2001, research and development expenses increased by $149,000 to $703,000, from $554,000 for the nine months ended April 30, 2000. These increases were primarily attributable to an increase in personnel.

      Interest income was $1,000 for the three months ended April 30, 2001, compared with interest expense of $63,000 for the three months ended April 30, 2000. For the nine months ended April 30, 2001, interest income was $7,000, compared with interest expense of $194,000 for the nine months ended April 30, 2000. These changes in interest were attributable to interest income earned on cash and cash equivalents during the three and nine months ended April 30, 2001, compared with interest expense on outstanding borrowings under the Company's revolving credit facilities during the three and nine months ended April 30, 2000.

      Income from continuing operations before income taxes increased by $1,641,000 to $4,748,000 for the nine months ended April 30, 2001, from $3,107,000 for the nine months ended April 30, 2000.

      Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 42.9% and 44.2% for the nine months ended April 30, 2001 and 2000, respectively. For the nine months ended April 30, 2001, the consolidated effective tax rate was lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards for Federal purposes. For the nine months ended April 30, 2000, the consolidated effective tax rate was higher than the Canadian effective tax rate due to the fact that losses generated by the United States operations could not be used to offset income generated by the Canadian operations.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 2001, the Company's working capital was $15,932,000, compared with $14,131,000 at July 31, 2000. This increase primarily reflects increases in cash and cash equivalents and inventories and a decrease in accounts payable, partially offset by a decrease in net assets related to discontinued business.

      Net cash provided by operating activities was $7,000 for the nine months ended April 30, 2001 and $831,000 for the nine months ended April 30, 2000. For the nine months ended April 30, 2001, the net cash provided by operating activities was primarily due to income from continuing operations, after adjusting for depreciation and amortization, and an increase in income taxes, offset by an increase in inventories and a decrease in accounts payable and accrued expenses. For the nine months ended April 30, 2000, the net cash provided by operating activities was primarily due to income from continuing operations, after adjusting for depreciation and amortization, partially offset by a decrease in accounts payable and accrued expenses.

      Net cash provided by investing activities was $1,597,000 for the nine months ended April 30, 2001 compared with net cash used in investing activities of $1,882,000 for the nine months ended April 30, 2000. For the nine months ended April 30, 2001, the net cash provided by investing activities was primarily due to proceeds from the transfer of discontinued operations and a decrease in net assets related to discontinued business, partially offset by purchases of available-for-sale securities. For the nine months ended April 30, 2000, net cash used in investing activities was primarily due to an increase in net assets related to discontinued business.

      Net cash provided by financing activities was $44,000 for the nine months ended April 30, 2001 and $990,000 for the nine months ended April 30, 2000. These changes were principally due to the fluctuations in outstanding borrowings under the Company's revolving credit facilities and, for the nine months ended April 30, 2001, proceeds from the exercise of stock options, partially offset for the nine months ended April 30, 2000 by purchases of Treasury Stock.

      On February 23, 2001, the Company entered into a credit facility with a United States bank and a Canadian bank which provides for i) a $2,500,000 revolving credit facility for Cantel and MediVators (the "U.S. Borrowers") (the "U.S. Revolving Credit Facility") and ii) a $5,000,000 (United States dollars) revolving credit facility for Carsen (the "Canadian Borrower") (the "Canadian Revolving Credit Facility"), both of which revolving credit facilities expire on February 22, 2004, and iii) a $12,500,000 acquisition facility available to the U.S. Borrowers for permitted acquisitions in the United States through February 22, 2003 (the "Acquisition Facility"). Borrowings under the U.S. Revolving Credit Facility and the Acquisition Facility will bear interest at rates ranging from .25% to .75% above the United States lender's base rate, or at rates ranging from 2% to 3% above the London Interbank Offered Rate ("LIBOR"), depending upon the U.S. Borrowers' ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Borrowings under the Canadian Revolving Credit Facility may be in either Canadian dollars or United States dollars and will bear interest at rates ranging from .25% to .75% above the Canadian lender's base rate, or at rates ranging from 2% to 3% above the LIBOR rate, depending upon the Canadian Borrower's ratio of debt to EBITDA. The base rates associated with the United States lender and the Canadian lender were 7.00% and 6.25%, respectively, at June 8, 2001. Each of the credit facilities provides for available borrowings based upon percentages of eligible accounts receivable and inventories; requires the respective borrower to meet certain financial covenants; and is secured by substantially all assets of the respective borrower. In addition, the U.S. Revolving Credit Facility is secured by the pledge of all of the outstanding shares of MediVators stock owned by Cantel and the Canadian Revolving Credit Facility is secured by substantially all assets (including the pledge of 65% of the outstanding shares of Carsen stock owned by Cantel) of, and is guaranteed by, the U.S. Borrowers.

      For the nine months ended April 30, 2001, compared with the nine months ended April 30, 2000, the average value of the Canadian dollar decreased by 3% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affects the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

      Under the Carsen Revolving Credit Facility, the Company's Canadian subsidiary has a $15,000,000 (United States dollars) foreign currency hedging facility which is available to be used to hedge against the impact of such currency fluctuations on the purchases of inventories. Total commitments for foreign currency forward contracts ( a portion of which are outstanding under a prior Carsen credit facility) amounted to $6,250,000 (United States dollars) at June 8, 2001 and cover a portion of Carsen's projected purchases of inventories through July 2001. The weighted average exchange rate of the forward contracts open at June 8, 2001 was $1.5242 Canadian dollar per United States dollar, or $.6561 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on June 8, 2001 was $1.5217 Canadian dollar per United States dollar, or $.6572 United States dollar per Canadian dollar.

      Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). In accordance with SFAS No. 133, these foreign currency forward contracts are designated as hedges, and recognition of gains and losses is deferred within other comprehensive income until settlement of the underlying commitments. Realized gains and losses are recorded within cost of sales upon settlement. The adoption of SFAS No. 133 did not have a material impact on operations; however, it resulted in a $107,000 gain being recorded in other comprehensive income. Additionally, the fair value of the Company's derivatives was $51,000 at April 30, 2001, which resulted in the recording of an unrealized loss of $56,000 during the nine months ended April 30, 2001.

      For purposes of translating the balance sheet, at April 30, 2001 compared with July 31, 2000, the value of the Canadian dollar decreased by 3% relative to the value of the United States dollar. As a result, at April 30, 2001, the negative cumulative foreign currency translation adjustment was increased by $478,000 compared to July 31, 2000, thereby decreasing stockholders' equity.

      The Company believes that its current cash position, anticipated cash flow from operations and the funds available under the credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At June 8, 2001, $7,233,000 was available under the credit facilities.

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

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES
            ABOUT MARKET RISK.

      Foreign currency market risk: Carsen purchases and pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in
Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000. During the nine months ended April 30, 2001 compared with the nine months ended April 30, 2000, fluctuations in the exchange rates between the United States dollar and Canadian dollar had an adverse impact upon the Company's results of operations and stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Interest rate market risk: The Company has two credit facilities for which the interest rate on outstanding borrowings, if any, is variable. Therefore, interest expense is affected by the general level of interest rates in the United States and Canada.

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            There was no submission of matters to a vote during the three months ended April 30, 2001.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits:

                 10(a) - Employment Agreement, dated as of November 1, 2000, between the Registrant and Joseph Harris.

                 10(b) - Revolving Credit Loan, Acquisition/Term Loan and F/X Line of Credit Loan Agreement, dated as of February 23, 2001, among Registrant, MediVators, Inc., Carsen Group Inc., Summit Bank, Mellon Bank, N.A., Canada Branch, and Mellon Bank, N.A.

            (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed during the three months ended April 30, 2001.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CANTEL MEDICAL CORP.

Date:  June 8, 2001


                                   By: /s/ James P. Reilly
                                       ------------------------
                                       James P. Reilly, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer
                                       and Principal Financial Officer)



                                   By: /s/ Craig A. Sheldon
                                       ----------------------
                                       Craig A. Sheldon, Vice
                                       President and Controller
                                       (Chief Accounting Officer)