Form 10-K
period 2001-07-31
CANTEL MEDICAL CORP
filed 2001-10-29
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

             Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                    For the fiscal year ended July 31, 2001

                           Commission File No. 0-6132

                              CANTEL MEDICAL CORP.
   ------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                 DELAWARE                        22-1760285
   -----------------------------------      ---------------------
   (State or other jurisdiction of           (I.R.S. employer
    incorporation or organization)          identification no.)

        150 Clove Road, Little Falls,  New Jersey        07424
   --------------------------------------------------------------
      (Address of principal executive offices)         (Zip code)

    Registrant's telephone number, including area code:
                        (973) 890-7220

       Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $.10 Per Share
                    --------------------------------------
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing
requirements for the past 90 days. Yes X      No
                                      ---        -- -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of registrant's capital stock held by non-affiliates (based on shares held and the closing price quoted by NASDAQ on October 5, 2001): $79,459,178

Number of shares of common stock outstanding as of the close of the period covered by this report: 4,559,276

Documents incorporated by reference:  None.

                                     PART I

ITEM 1.     BUSINESS.

GENERAL
            Cantel Medical Corp. (the "Company" or "Cantel") is a healthcare company concentrating primarily in infection prevention and control products and diagnostic and therapeutic medical and scientific equipment. Through its wholly-owned United States subsidiary, MediVators, Inc. ("MediVators"), Cantel serves customers worldwide by designing, developing, manufacturing, marketing and distributing innovative products for the infection prevention and control industry. Through its wholly-owned Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary"), Cantel markets and distributes medical equipment (including flexible and rigid endoscopes), precision instruments (including microscopes and high performance image analysis hardware and software) and industrial equipment (including remote visual inspection devices). Cantel's subsidiaries also provide technical maintenance service for their own products, as well as for certain competitors' products. Unless the context otherwise requires, references herein to the Company include Cantel and its subsidiaries.

            In September 2001, the Company acquired Minntech Corporation ("Minntech"), which became a wholly-owned subsidiary of the Company. Through Minntech, the Company develops, manufactures and markets, disinfection/reprocessing systems for renal dialysis as well as filtration and separation and other products for medical and non-medical applications. See "Acquisition of Minntech Corporation". Minntech and MediVators are sometimes collectively referred to as the "United States subsidiaries".

            The medical and infection control products distributed by Carsen consist of medical equipment, including flexible and rigid endoscopes, endoscope disinfection equipment, surgical equipment and related accessories. The infection control products manufactured and distributed by MediVators consist of endoscope disinfection equipment and related accessories and supplies. The scientific products distributed by Carsen consist of precision instruments, including microscopes and related accessories, microarray scanning systems and image analysis software and hardware; and industrial technology equipment, including borescopes, fiberscopes, video image scopes and related accessories.

            Carsen distributes the majority of its medical and scientific products pursuant to an agreement with Olympus America Inc. (the "Olympus Agreement"), a United States affiliate of Olympus Optical Co. Ltd., a Japanese corporation ("Olympus

Optcial"), under which the Company has been granted exclusive distribution rights for certain Olympus products in Canada. Most of such products are manufactured by Olympus Optical and its affiliates. Unless the context otherwise requires, references herein to "Olympus" include Olympus America Inc. and Olympus Optical, and their affiliates. Carsen, or its predecessor, has been distributing Olympus products in Canada since 1949.

            Carsen also distributes other products under separate distribution agreements, including additional medical, infection control and scientific products and accessories.

            All of MediVators' endoscope disinfection equipment is distributed in the United States and Puerto Rico by Olympus pursuant to an agreement (the "MediVators Agreement") under which Olympus has been granted exclusive distribution rights in these territories. MediVators' endoscope disinfection equipment is distributed in other countries by various third parties under exclusive distribution agreements.

            The following table gives information as to the percentage of consolidated net sales accounted for by each operating segment during the indicated periods.

                                 YEAR ENDED JULY 31,
                             ----------------------------
                               2001     2000      1999
                             ----------------------------
                                %        %          %
                             ------    -------    -------
     Medical Products          45.3      41.7      44.9
     Infection Control
       Products                26.3      26.8      25.0
     Scientific Products       16.8      20.0      18.2
     Product Service           13.2      13.3      13.9
     Elimination of inter-
       company sales of
       Infection Control
       Products                (1.6)     (1.8)     (2.0)
                            --------  --------  --------
                              100.0     100.0     100.0
                            ========  ========  ========


MEDICAL PRODUCTS AND INFECTION CONTROL PRODUCTS

            Medical Products and Infection Control Products have historically been the Company's major sources of revenue and profitability. These segments are comprised of the medical and infection control equipment distributed and serviced by Carsen and infection control equipment manufactured and sold by MediVators through its worldwide distribution network.

            MEDICAL EQUIPMENT. Carsen's principal source of revenue is from the marketing and distribution to hospitals throughout

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

            A flexible video endoscope consists of a high resolution solid state image sensor contained in a flexible tube, which can be inserted into irregularly shaped organs of a patient's body, such as the large intestine. The control body of a flexible endoscope incorporates a steering mechanism and contains working channels and is connected to an external light source and processor, which permits a physician to view inside a patient's body. The working tip of a flexible endoscope contains a lens and a solid state image sensor and, in most cases, depending on the application, an outlet for air and water. Most flexible endoscopes also have internal working channels which enable accessories such as biopsy forceps to be passed to the tip. The solid state image sensor enables a live image to be transmitted electronically to a monitor, which image can be viewed by a physician and nurse as a medical procedure is being performed. The flexible video endoscope and its related accessories comprise the majority of Carsen's flexible endoscopy sales.

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

            Carsen also distributes various specialized medical instruments and accessories utilized in both flexible and rigid endoscopy including scissors, graspers, forceps and other surgical accessories; ambulatory PH and motility monitoring equipment (which is used for diagnosis of various gastrointestinal and respiratory disorders); urodynamics monitoring equipment (which is used for diagnosis of various urinary tract disorders); endoscope disinfection equipment; insufflators (which deliver and monitor gas to expand abdominal and other cavities); video monitors, recorders and printers; "cold" light supplies (which provide light for endoscopy procedures); image processors (which process digitized endoscopic images); and carts, trolleys and cleaners.

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

            MediVators' primary products are the DSD-91E and DSD-201, for which the original design and configuration utilized in both of these products received FDA 510(k) clearance in March 1994. The DSD-91E and DSD-201 are microprocessor controlled dual endoscope disinfection systems. Both systems will disinfect two endoscopes at a time, can be used on a broad variety of endoscopes and are programmable by the user. MediVators also manufactures less expensive single and dual endoscope disinfection units.

            Although endoscopes generally can be manually cleaned and disinfected, there are many problems associated with such methods including the lack of uniform cleaning procedures, personnel exposure to disinfectant fumes and disinfectant residue levels in the endoscope.

            MediVators believes its disinfection equipment offers several advantages over manual immersion in disinfectants. The disinfectors are designed to pump disinfectant through all working channels of the endoscope, thus exposing all areas of the endoscope to the disinfectant, resulting in more thorough and consistent disinfection. The level of disinfection to be achieved depends upon many factors, principally contact time, temperature, type and concentration of the active ingredients of the chemical disinfectant and the nature of the microbial contamination. This process can also inhibit the build up of residue in the working channels. In addition, the entire disinfecting process can be completed with minimal participation by the operator, freeing the operator for other tasks, reducing the exposure of personnel to the chemicals used in the disinfection process and reducing the risk of infectious diseases. The disinfectors also reduce the risks associated with inconsistent manual disinfecting.

            In March 2001, MediVators introduced Rapicide(TM) high-level disinfectant and sterilant, which obtained an FDA clearance for a high-level disinfection claim of five minutes at 35 degrees Celsius. This disinfection contact time is currently the fastest available for sale in the United States. The development of Rapicide(TM) adds an additional consumable to the MediVators' product line.

SCIENTIFIC PRODUCTS

            The Scientific Products segment is comprised of the precision instruments and the industrial technology equipment distributed by Carsen.

            PRECISION INSTRUMENTS. Carsen distributes Olympus microscopes and complementary scientific equipment and accessories. Other instruments distributed by Carsen include Media Cybernetics, Inc. high resolution image analysis software and hardware; Narishige U.S.A., Inc. micromanipulators (which enable a viewer to manipulate objects being viewed under a microscope); Diagnostic Instruments, Inc., Sony of Canada Ltd. and Optikon Inc. digital cameras for research microscopy; and Virtek Vision Corp. Chip Reader(TM)Microarray Scanner Systems , as well as optical accessories such as high contrast optics, objectives (magnifying lenses) and reticules and video calipers (both of which measure objects being viewed under a microscope).

            The precision instruments distributed by Carsen are sold to hospitals for cytology, pathology and histology purposes; government laboratories for research and forensics; and private laboratories, universities and other educational institutions for research and teaching.

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

            Carsen also distributes microscopes to industrial laboratories for bio-technology, geology, pharmacology, metallography, quality control and manufacturing applications, and develops and distributes various specialized machine vision hardware and software, including related engineering services and accessories utilized in automated industrial applications.

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

            MediVators provides a one-year warranty for repairs and service of its infection control products. Generally, warranty repairs and service related to the endoscope disinfection equipment are performed by the distributor for these products. MediVators performs out-of-warranty service of its infection control products for which the customer pays MediVators on a time and materials basis.

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

            The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of medical equipment, precision instruments and industrial technology equipment. The aggregate annual minimum purchase obligations for all such products are approximately $17.0 million, $18.8 million and $21.0 million during the contract years ending March 31, 2002, 2003 and 2004, respectively.

            The Olympus Agreement generally prohibits both Olympus and Carsen from hiring any employee of the other party for a period of one year after the conclusion of the employee's employment with such other party. This prohibition remains in effect during the term of the Olympus Agreement and the first year thereafter.

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

            MEDIVATORS/OLYMPUS AGREEMENT. MediVators has a four-year agreement with Olympus, which expires on August 1, 2003, under which Olympus is granted the exclusive right to distribute all MediVators' endoscope disinfection equipment and related accessories and supplies in the United States and Puerto Rico. All products sold by Olympus pursuant to this agreement bear both the "Olympus" and "MediVators" trademarks.

            This agreement provides for minimum purchase projections. Failure by Olympus to achieve the minimum purchase projections in any contract year could give MediVators the option to terminate the agreement. Net sales to Olympus accounted for 18.4%, 15.8% and 12.7% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively.

DISCONTINUED OPERATIONS

            On October 6, 2000, Carsen closed a transaction under an Asset Purchase Agreement (the "Purchase Agreement") with Olympus pursuant to which Carsen terminated its consumer products business and sold its inventories of Olympus consumer products to Olympus. The transaction had an effective date of July 31, 2000.

            The purchase price for the inventory was $1,026,000, net of adjustments related to estimated warranty claims and promotional program expenses payable to Carsen's customers. During fiscal 2001, Carsen also received additional consideration from Olympus under the Purchase Agreement, including amounts related to transition services provided by Carsen subsequent to July 31, 2000. Such consideration included (i) fixed cash amounts aggregating approximately $615,000 and (ii) $619,000, representing twelve and one-half percent (12 1/2%) of Olympus' net sales of consumer products in Canada in excess of $8,000,000 during the period from August 1, 2000 through March 31, 2001. No additional amounts are due from Olympus.

            The discontinuance of the Consumer Products business has been reflected as a discontinued operation and is presented separately in the Company's Consolidated Financial Statements.

ACQUISITION OF MINNTECH CORPORATION

            GENERAL

            On September 7, 2001, the Company completed its acquisition of Minntech Corporation ("Minntech"), a public company based in Plymouth, Minnesota, in a merger transaction. Since the merger and the new credit facilities were completed subsequent to the end of fiscal 2001, the acquisition had no impact upon the Company's results of operations for any of the periods presented. The pro forma impact of the acquisition on the Company's financial position and results of operations are reflected in note 16 to the Company's Consolidated Financial Statements.

            Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and .2216 of a share of Cantel common stock having a value of $4.25. With respect to the stock portion of the consideration, Cantel issued 1,467,592 shares of common stock in the merger. The total consideration for the transaction was approximately $70.3 million, excluding transaction costs. The transaction will be accounted for as a purchase.

            In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities, as discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in note 8 to the Company's Consolidated Financial Statements.

            Minntech is a leader in the development, manufacturing, and marketing of disinfection/reprocessing systems for renal dialysis as well as filtration and separation and other products for medical and non-medical applications. The products are available through Minntech's distribution network in the United States and in many international markets.

            DESCRIPTION OF MINNTECH PRODUCTS

            Minntech has two major business segments: Renal Systems Group which manufactures supplies, concentrates and electronic equipment for hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease ("ESRD"), and Filtration and Separation Systems Group which manufactures hollow fiber filter devices and ancillary products for use in cardiosurgery as well as for high-purity fluid and gas filtration systems in the pharmaceutical, electronics (microelectronic and semiconductor), medical, and biotechnology industries. In addition, Minntech manufactures an automated endoscope reprocessing system for Johnson & Johnson's ASP Division which is marketed under the trade name of Unitrol(TM).

                DIALYSIS PRODUCTS

                CONCENTRATES

            Minntech's renal dialysis treatment products include a line of acid and bicarbonate concentrates used by kidney dialysis centers to prepare dialysate, a chemical solution that draws waste products from the patient's blood through a dialyzer membrane during the hemodialysis treatment. The Company believes it provides the industry's most complete line of these concentrates in both liquid and powder form for use in virtually all types of kidney dialysis machines.

            In April 2000, Minntech introduced the Renapak 2(TM), an innovative dry acid concentrate manufacturing system that produces on-demand hemodialysis concentrates in less than 30 minutes. This product eliminates substantial freight costs and storage space required for pre-mixed concentrates. Minntech manufactures and markets the powdered concentrate for the RenaPak 2(TM), which features a convenient quality control and tracking system that allows users to "peel-and-stick" package labels directly into their concentrate manufacturing documentation.

              REPROCESSING OF MULTIPLE USE DIALYSERS

            In response to government-mandated cost containment measures, in the late 1970s many United States dialysis centers began cleaning, disinfecting, and reusing dialyzers (artificial kidneys) instead of discarding them after a single use (a procedure known as "dialyzer reuse"). Approximately 82% of U.S. dialysis centers employ multiple-use dialyzers.

            Dialyzer reuse is also widely practiced throughout most of Eastern Europe, the Middle East, Africa and the Asia/Pacific regions. Sales of reprocessing products have grown significantly in these markets. In order to further improve support of its Asia/Pacific distributors, Minntech recently opened an Asia/Pacific representative office in Singapore.

            Reuse growth in Western Europe has been limited. However, due to pending changes to the reimbursement system in several key markets, such as Germany, the Company believes that this situation should significantly improve.

            Minntech's dialyzer reprocessing products include the Renatron(R)II Automated Dialyzer Reprocessing System, the Renalog(R)III Data Management System and, the RenaClear(TM) Dialyzer Cleaning System, together with Renalin(R) Cold Sterilant and Renalin(R)100, both peracetic acid based sterilants that replace less environmentally friendly high-level disinfectants such as formaldehyde and glutaraldehyde. Actril(R) Cold Sterilant, primarily a dialysis machine disinfectant, and Minncare Disinfectant, utilized for water line disinfection, are also part of Minntech's liquid chemical germicide product line.

            The Renatron(R) reprocessing system, first introduced in 1982, provides an automated method of rinsing, cleaning, sterilizing, and testing dialyzers for multiple use. The Renatron(R)II, the most current version of the product introduced in 1990, includes a bar-code reader, computer, and Renalog(R)III software system that provides dialysis centers with automated record keeping and data analysis capabilities. The Company believes its Renatron(R) system is faster, easier to use, and more efficient than competitive automated systems. The Company also believes that the Renatron(R) system is one of the top selling automated dialyzer reprocessing systems in the world.

            In May 2001 Minntech introduced the RenaClear(TM) Dialyzer Cleaning System, the first dedicated automated dialyzer cleaning system. The system removes blood and organic debris from difficult-to-clean dialyzers before reprocessing, a process known as "precleaning". Precleaning is common in dialysis units because the practice can help extend the useful clinical life of a dialyzer. When dialyzers are precleaned by hand, many dialysis facilities remove the dialyzer header caps (the end caps of a dialyzer) to more effectively rinse out heavy blood debris. However, opening the dialyzer in this fashion can increase the risk of contamination of the dialyzer components and damage to the membrane. The RenaClear(TM) system features a high-powered fluid injector that cleans dialyzer headers (the two internal ends of a dialyzer) without requiring removal of the header caps. The RenaClear(TM) Dialyzer Cleaning System is designed for use with peracetic acid-based RenaClear(TM) Disinfectant.

            Minntech's Renalin(R) Cold Sterilant is a proprietary peracetic acid-based formula which effectively cleans, disinfects, and sterilizes dialyzers without the hazardous fumes and disposal problems related to older glutaraldehyde and formaldehyde reprocessing solutions. The Company believes Renalin(R) is the leading dialyzer reprocessing solution in the United States.

            Renalin(R)100, a specially packaged formulation of Minntech's cold sterilant product, was introduced in January 2001. When used with a Renatron(R)II, converted for use with the Renatron(R)100 Series Conversion Kit, Renalin(R)100 requires no premixing, which automates the dilution process, reducing staff set-up time and exposure to vapors. In addition, Renalin(R)100's packaging reduces required storage space by 66% from traditional Renalin(R).

              ELECTRONICS

            Minntech's major dialysis electronic products are the Sonalarm(R) Foam Detector, a device that detects air emboli, or bubbles in blood during hemodialysis; and the Minipump(TM) Hemodialysis Blood Pump, which circulates blood during hemodialysis. The Sonalarm(R) and the Minipump(TM) are sold to end-users and (in component form) to other manufacturers of blood processing equipment.

              FILTRATION AND SEPARATION PRODUCTS

              HEMOCONCENTRATORS

            A hemoconcentrator is used by a perfusionist (a health care professional who operates heart-lung bypass equipment) to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery. Because the entire blood volume of the patient passes through the hemoconcentrator device during an open-heart procedure, the biocompatibility of the blood-contact components of the device is critical.

          Since 1985 Minntech has manufactured and marketed a line of hemoconcentrators. The Hemocor HPH(R) hemoconcentrator line, Minntech's current third-generation product, succeeded the Hemocor Plus(R) second-generation hemoconcentrator line in February 1994. During 1998, Minntech received 510(k) market clearance from the United States Food and Drug Administration ("FDA") for two new hemoconcentrators-the Hemocor HPH(R) 700, an adult hemoconcentrator (December 1998), and the Hemocor HPH(R) Mini, a hemoconcentrator designed specifically for pediatric and neonatal patients (May 1998). With the addition of these two new hemoconcentrators, Minntech now offers a total of five hemoconcentrator devices to meet the clinical requirements of neonatal through large adult patients.

            The entire line of Hemocor HPH(R) high performance hemoconcentrator products contains Minntech's proprietary polysulfone fiber. The Hemocor HPH(R) line also features a unique "no-rinse" design that allows it to be quickly and efficiently inserted into the bypass circuit at any time during an open-heart procedure.

              HEMOFILTERS

            The Renaflo(R) hemofilter, introduced in 1985, is a device that performs hemofiltration in a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis. The hemofilter removes plasma water, waste products, and toxins from the circulating blood of patients while conserving the cellular and protein content of the patient's blood. Minntech's hemofilter line features no-rinse, polysulfone fiber that requires minimal set-up time for healthcare professionals. The hemofilter is available in five different sizes to meet the clinical needs of neonatal through adult patients.

            In October 1997, Minntech entered into a marketing and distribution agreement with Baxter Healthcare Corporation to sell Minntech's entire line of Renaflo(TM) II and Minifilter Plus(TM) hemofilter products in all world markets.

            Minntech also entered into a Supply and Distribution Agreement with Edwards Lifesciences on January 1, 2001, for the non-exclusive worldwide distribution of Minntech's hemofilter line of products.

              GAS AND WATER FILTRATION

            In May 2000 Minntech introduced the FiberFlo(R) Membrane Degassing System, a high-performance hollow fiber module and customized housing for the addition or removal of gasses from liquid streams. The FiberFlo(R) Membrane Degassing System was developed for use in pharmaceutical manufacturing, laboratory, medical, and bioprocessing applications. The polypropylene hollow fiber cartridge degas module features easy operation and maintenance, minimizes energy consumption, and can be used for CO2 and O2 removal, humidification, pH adjustment, oxygenation, and sparging of gases to solutions.

            Minntech received 510(k) clearance from the FDA in March 1999 to market FiberFlo(R) Hollow Fiber Capsule Filters for medical applications. The FiberFlo(R) Hollow Fiber Capsule Filter line, which made its market debut in April 1998, is based on the same high performance hollow fiber technology used in Minntech's polysulfone FiberFlo(R) HF Cartridge Filter product line. Capsule filters are used in the cell and tissue engineering industry, bioprocessing, pharmaceutical manufacturing, food and beverage processing, cosmetic manufacturing, and electronics industries to filter spores, bacteria, and pyrogens from aqueous solutions and gases. FiberFlo(R) Capsule Filters are engineered for point-of-use applications that require very fine filtration. Their hollow fiber design provides a surface area that is up to six times larger than traditional pleated capsule filters on the market. The large surface area provides greater capacity and longer filter life for the customer. FiberFlo(R) Capsule Filters and Cartridge Filters are available in a variety of styles, sizes, and configurations to meet a comprehensive range of customer needs and applications.

            FiberFlo(R) Cartridge Filters are used in high-purity industrial water systems to filter spores, bacteria, and pyrogens from the fluids. They are also used in medical device reprocessing to help health care facilities meet reprocessing water quality guidelines outlined by the American Association of Medical Instrumentation (AAMI). The cartridge filters feature large surface area and fine filtration advantages that are similar to Minntech's capsule filter line.

              DISINFECTANTS AND OTHER

            Minntech's Minncare(R) Cold Sterilant is a liquid sterilant product that is used to sanitize high-purity water treatment systems. Minncare(R) is based on the Minntech's proprietary peracetic-acid sterilant technology, and is engineered to clean and disinfect reverse osmosis (RO) membranes and associated water distribution systems. Minntech has private label agreements for both Minncare(R) and Actril(R) sterilants with several other companies in the infection control industry. Minntech also offers a line of ancillary filtration products, including cleaning solutions, disinfectant test strips, and filtration housings and accessories.

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

            Minntech markets its products in the United States through a direct sales force and through distributors. Minntech B.V., the Company's Netherlands subsidiary, is the base for its European operations.

EFFECT OF CURRENCY FLUCTUATIONS AND TRADE BARRIERS

            A substantial portion of the Company's products are imported from the Far East and Western Europe, and the Company's United States subsidiaries sell a portion of their products outside of the United States. Consequently, the Company's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States and Canada.

            Carsen pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had an adverse impact in fiscal 2001 compared with fiscal 2000, and a positive impact in fiscal 2000 compared with fiscal 1999, upon the Company's results of operations and stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

            Two of Minntech's competitors (Fresenius Medical Care AG and HDC Medical, Inc.) have introduced peracetic acid-based dialyzer reprocessing germicides, entering a market previously dominated by Minntech's Renalin(R) Cold Sterilant product. However, Renalin(R) remains the only reprocessing chemical that has been validated for use with the Renatron(R) dialyzer reprocessing system and cleared for marketing as such under section 510(k) of the Federal Food, Drug and Cosmetic Act. Renalin(R) is also the only dialyzer reprocessing germicide that carries a sterilization claim in the United States market. Minntech has informed its Renatron(R) customers that it is unable to guarantee the integrity, reliability, and chemical interaction of alternative germicides with the Renatron(R) system. Minntech believes that this validation, coupled with Minntech's extensive dialyzer reprocessing education, administration, and technical support services, are strong competitive advantages for their product. However, the competitive price pressures introduced by these new germicides has impacted Minntech's current dialyzer reprocessing chemical market share.

            There is a growing trend in the dialysis industry whereby manufacturers of supplies are acquiring chains of dialysis treatment centers. These manufacturers have a built-in customer base for their products. However, Minntech views its manufacturer-only status as a competitive market advantage. Minntech believes that many dialysis treatment providers do not want to purchase hemodialysis supplies from manufacturers who also provide dialysis service and are, in effect, their competitors.

GOVERNMENT REGULATION

            Many of MediVators' and Minntech's products are subject to regulation by the FDA, which regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the United States, including certain products manufactured by MediVators. Certain of MediVators' and Minntech's products may be regulated by other governmental or private agencies, including the Environmental Protection Agency ("EPA"), Underwriters Lab, Inc., and comparable agencies in certain foreign countries. The FDA and other agency clearances generally are required before MediVators or Minntech can market new products in the United States or make significant changes to existing products. The FDA also has the authority to require a recall or modification of products in the event of a defect.

            The Food, Drug and Cosmetic Act of 1938 and Safe Medical Device Act of 1990, each as amended, also require compliance with specific manufacturing and quality assurance standards. The regulations also require that each manufacturer establish a quality assurance program by which the manufacturer monitors the design and manufacturing process and maintains records which show compliance with the FDA regulations and the manufacturer's written specifications and procedures relating to the devices. The FDA inspects medical device manufacturers for compliance with their Quality Systems Regulations ("QSR's"). Manufacturers that fail to meet the QSR's may be issued reports or citations for non-compliance. The Company was inspected by the FDA in May 2000 and November 2000 with no serious deficiencies noted.

            In addition, many of MediVators' and Minntech's products must meet the requirements of the European Medical Device Directive ("MDD") for their sale into the European Union. In June 2001 MediVators, and in October 2000 Minntech, were inspected and received notification that their products continue to meet these requirements. This certification allows MediVators and Minntech to affix the CE mark to its products and to freely distribute such products throughout the European Union. Federal, state and foreign regulations regarding the manufacture and sale of MediVators' and Minntech's products are subject to change. Neither MediVators nor Minntech can predict what impact, if any, such changes might have on their business.

            Carsen's medical and infection control products are subject to regulation by Health Canada - Therapeutics Products Programme ("TPP"), which regulates the distribution and marketing of medical devices in Canada. Certain of Carsen's products may be regulated by other governmental or private agencies, including Canadian Standards Agency ("CSA"). TPP and other agency clearances generally are required before Carsen can market new medical products in Canada. TPP also has the authority to require a recall or modification in the event of defect. In order to market its medical products in Canada, Carsen is required to hold a Medical Device Establishment License, as well as certain medical device licenses by product, as provided by TPP. In addition, Carsen has applied to TPP for a drug identification number which is required before Carsen can market and distribute the MediVators Rapicide(TM) product in Canada.

PATENTS AND PROPRIETARY RIGHTS

            MediVators' current disinfector products, including the DSD-91E, DSD-201, SSD and the MV Series tabletop systems, utilize certain know-how developed within the Company but have no patent protection. MediVators holds rights under three trademark registrations worldwide and had three trademark applications pending as of October 5, 2001.

            Minntech holds rights under 98 patents worldwide covering its products or components thereof. At October 5, 2001, Minntech also had a total of 66 pending patent applications in the United States and in foreign countries. Minntech also holds rights under 257 trademark registrations worldwide and had 33 trademark applications pending as of October 5, 2001.

            Minntech believes that patent protection is a significant factor in maintaining its market position, but the rapid changes of technology in reprocessing, hollow fiber membranes, dialysis, liquid and dry chemical sterilants and other areas in which Minntech competes may limit the value of Minntech's existing patents.

            While patents have a presumption of validity under the law, the issuance of a patent is not conclusive as to its validity or the enforceable scope of its claims. Accordingly, there can be no assurance that Minntech's existing patents will afford protection against competitors with similar inventions, nor can there be any assurance that Minntech's patents will not be infringed. Competitors may also obtain patents that Minntech would need to license or design around. These factors also tend to limit the value of Minntech's existing patents. Consequently, in certain instances, Minntech may consider trade secret protection to be a more effective method of maintaining its proprietary positions.

BACKLOG

            On October 5, 2001, the Company's consolidated backlog, exclusive of Minntech, was approximately $1,555,000, compared with approximately $1,119,000 on October 6, 2000. Minntech generally fills orders within five working days of receipt and therefore had a backlog of $218,000 on October 5, 2001.

EMPLOYEES

            As of October 5, 2001, the Company (exclusive of Minntech) employed 179 persons. Of the Company's employees, 116 are located in Canada and 63 are located in the United States; 16 are executives and/or managers, 51 are engaged in sales, 19 are engaged in customer service, 29 are engaged in product service, 26 are engaged in manufacturing, shipping and warehouse functions, 32 perform various administrative functions and 6 are engaged in research and development.

            As of October 5, 2001, Minntech employed 362 full-time persons, including 238 full-time persons in manufacturing operations.

            None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

ITEM 2.     PROPERTIES.

            The Company leases approximately 3,700 square feet of space located in Little Falls, New Jersey which is used for the Company's executive offices. The lease expires in November 2005, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $9,000.

            Carsen leases a building containing approximately 41,000 square feet located in Markham, Ontario which is used for warehouse, service and office space. The lease expires in July 2005, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $12,000. Additionally, Carsen leases space for two outside service facilities in Montreal, Quebec and Vancouver, British Columbia containing approximately 850 square feet and 750 square feet, respectively.

            MediVators leases approximately 27,500 square feet of space located in Eagan, Minnesota which is used for manufacturing, warehouse and office space. The lease expires in September 2006, subject to MediVators' option to terminate the lease in September 2002, but only if MediVators notifies the landlord by May 2002 of its intention to exercise the early termination. The lease provides for monthly base rent of approximately $14,000.

            Minntech owns three facilities located on adjacent sites, comprising a total of 16.5 acres of land in Plymouth, a suburb of Minneapolis, Minnesota. One facility is a 65,000 square-foot building, occupied by Minntech since 1977, which is used for manufacturing and warehousing operations. The second facility is a 110,000 square-foot building, representing Minntech's headquarters, including executive, administrative and sales staffs, and research operations. This building is also used for manufacturing and warehousing. The third facility is a 43,100 square-foot building adjacent to Minntech's headquarters and was purchased in February 2001. This building is used primarily for manufacturing and warehouse operations. Minntech also owns a 2.3 acre parcel of undeveloped land adjacent to its headquarters.

            Minntech leases six additional properties, including three facilities for Minntech's Dialyser Reprocessing Centers. These Centers include a 1,060 square-foot office space in Edgewood, Florida; a 3,469 square-foot facility in Boston, Massachusetts; and a 3,216 square-foot space in Atlanta, Georgia. The Company is currently in the process of adding an additional 1,270 square feet to the Edgewood, Florida facility.

            Minntech leases three facilities which serve as warehouse and distribution hubs for the dialysis business, including a 31,000 square-foot facility in Middletown, Pennsylvania, a 30,000 square-foot building in Columbia, South Carolina and a 30,132 square-foot building in Jackson, Mississippi.

            Additionally, Minntech owns a 21,000 square-foot building on a 4.4 acre site in Heerlen, The Netherlands. Occupancy commenced in April 1995. The facility serves as Minntech's European headquarters and is being used as a sales office, manufacturing facility and warehouse.

            The Company believes that its facilities are adequate for its current needs.

ITEM 3.     LEGAL PROCEEDINGS.

            The Company is not a party to any material litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                      PART II



ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS.

            The Company's Common Stock trades on the NASDAQ National Market under the symbol "CNTL." The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by NASDAQ. High and low closing prices for the year ended July 31, 2000 have been converted to decimals for comparative purposes.

                                      HIGH           LOW

YEAR ENDED JULY 31, 2001
First Quarter                        $10.62        $ 7.44
Second Quarter                        12.00          7.50
Third Quarter                         19.94         11.62
Fourth Quarter                        30.00         15.40

YEAR ENDED JULY 31, 2000
First Quarter                        $ 5.62        $ 4.75
Second Quarter                         5.37          4.37
Third Quarter                          6.75          5.06
Fourth Quarter                         7.81          5.33

            The Company has not paid any cash dividends on the Common Stock and a change in this policy is not presently under consideration by the Board of Directors.

            On October 5, 2001, the closing price of the Company's Common Stock was $20.19 and the Company had 275 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

            The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. The information below excludes Minntech for all periods presented.

              CONSOLIDATED STATEMENTS OF INCOME DATA (1):
             (Amounts in thousands, except per share data)


                                          YEAR ENDED JULY 31,
                              --------------------------------------------
                                2001     2000     1999     1998     1997
                              -------- -------- -------- -------- --------
Net sales................     $48,995  $41,297  $37,820  $30,389  $29,681
Cost of sales (2)........      29,468   25,117   24,162   18,999   19,295
Gross profit.............      19,527   16,180   13,658   11,390   10,386
Income from continuing...
    operations before .....
    interest (income) expense
    and income taxes (3)....    6,965    5,141    3,867    3,104    2,683
Interest (income) expense.        (42)     225      271      179      143
Income from continuing...
    operations before.....
    income taxes..........      7,007    4,916    3,596    2,925    2,540
Income taxes ............       2,851    2,085    1,936    1,287    1,438
Income from continuing
    operations............      4,156    2,831    1,660    1,638    1,102
Income (loss) from.......
    discontinued operations       225     (147)    (291)      57       (6)
                              -------- -------- -------- -------- --------
Net income...............     $ 4,381  $ 2,684  $ 1,369  $ 1,695  $ 1,096
                              ======== ======== ======== ======== ========

Earnings per common share:
  Basic: (4).............
    Continuing operations     $   .93  $   .64  $   .38  $   .39  $   .27
    Discontinued operations       .05     (.03)    (.07)     .01        -
                              -------- -------- -------- -------- --------
    Net income...........     $   .98  $   .61  $   .31  $   .40  $   .27
                              ======== ======== ======== ======== ========
  Diluted: (4)...........
    Continuing operations     $   .85  $   .63  $   .36  $   .37  $   .25
    Discontinued operations       .04     (.03)    (.06)     .01        -
                              -------- -------- -------- -------- --------
    Net income...........     $   .89  $   .60  $   .30  $   .38  $   .25
                              ======== ======== ======== ======== ========
Weighted average number
  of common and common
  equivalent shares:
  Basic..................       4,472    4,412    4,394    4,240    4,073
  Diluted................       4,910    4,479    4,591    4,484    4,354

                         CONSOLIDATED BALANCE SHEETS DATA:
                    (Amounts in thousands, except per share data)

                                        JULY 31,
                       ------------------------------------------------
                         2001      2000      1999      1998      1997
                       --------  --------  --------  --------  --------
Total assets ......... $31,929   $24,955   $23,726   $21,475   $18,082
Current assets........  26,494    21,701    20,462    18,378    16,709
Current liabilities...   9,825     7,570     7,521     5,191     5,383
Working capital.......  16,669    14,131    12,941    13,187    11,326
Long-term debt........       -       125     1,567     3,004     1,594
Stockholders' equity..  22,027    17,163    14,545    13,226    11,017
Book value per
  outstanding common
  share............... $  4.83   $  3.87   $  3.28   $  3.03   $  2.64
Common shares
  outstanding.........   4,559     4,438     4,441     4,367     4,166
    -----------------------------

 (1) Consolidated statements of income data for fiscal 1997 through 2000 have been reclassified from amounts previously reported to reflect shipping expenses in cost of sales and related amounts billed to customers in net sales. Such reclassifications are consistent with the fiscal 2001 presentation and had no impact upon earnings.

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

            Reference is made to (i) the discontinuance of the Company's Consumer Products business, as more fully described in Item 1, "Business", and in note 7 to the Consolidated Financial Statements, (ii) the impact on the Company's results of operations of a weaker Canadian dollar against the United States dollar during fiscal 2001 compared with fiscal 2000 (decrease in value of approximately 3% based upon average exchange rates), and a stronger Canadian dollar against the United States dollar during fiscal 2000 compared with fiscal 1999 (increase in value of approximately 3%) and (iii) the Company's acquisition of Minntech in September 2001, as more fully described in Item 1, "Business", and in notes 8 and 16 to the Consolidated Financial Statements. Since the acquisition occurred subsequent to the end of fiscal 2001, the acquisition had no impact upon the Company's results of operations for any of the years presented.

            The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.

                                       YEAR ENDED JULY 31
                        -------------------------------------------------------
                               2001             2000              1999
                        -------------------------------------------------------
                                     (Dollar amounts in thousands)
                           $         %        $         %         $         %
                        --------  -------  --------  -------  --------  -------
Medical Products        $22,209     45.3   $17,216     41.7   $16,994     44.9
Infection Control
  Products               12,868     26.3    11,079     26.8     9,433     25.0
Scientific Products       8,214     16.8     8,254     20.0     6,889     18.2
Product Service           6,491     13.2     5,508     13.3     5,271     13.9
Elimination of inter-
  company sales of
  Infection Control
  Products                 (787)    (1.6)     (760)    (1.8)     (767)    (2.0)
                        --------  -------- --------  -------  --------  -------
                        $48,995    100.0   $41,297    100.0   $37,820     100.0
                        ========  ======== ========  =======  ========  =======

      FISCAL 2001 COMPARED WITH FISCAL 2000

            Net sales increased by $7,698,000, or 18.6%, to $48,995,000 in fiscal 2001, from $41,297,000 in fiscal 2000. Net sales were adversely impacted in fiscal 2001 compared with fiscal 2000 by approximately $1,381,000 due to the translation of

Carsen's net sales using a weaker Canadian dollar against the United States dollar.

            This increase in sales was attributable to the increased sales of the Company's Medical Products, Infection Control Products and Product Service business segments. For fiscal 2001, the increased sales of Medical Products were due primarily to an increase in demand, a portion of which was attributable to the introduction of new flexible endoscopy products, and selling price increases. The increased sales of Infection Control Products were primarily attributable to an increase in demand for infection control products in the United States. The increased sales of Product Service were primarily attributable to an increase in demand and selling price increases.

            Gross profit increased by $3,347,000, or 20.7%, to $19,527,000 in fiscal 2001, from $16,180,000 in fiscal 2000. Gross profit was adversely impacted in fiscal 2001 compared with fiscal 2000 by approximately $509,000 due to the translation of Carsen's gross profit using a weaker Canadian dollar against the United States dollar.

            Gross profit as a percentage of sales increased to 39.9% in fiscal 2001, from 39.2% in fiscal 2000. The higher gross profit percentage for fiscal 2001 was primarily attributable to a buy-in of Medical Products inventories during fiscal 2000 prior to receiving a supplier price increase, which inventories were sold during fiscal 2001; selling price increases in Medical Products and Product Service; and favorable sales mix associated with Product Service and Scientific Products. Partially offsetting these increases in gross profit percentage was the adverse impact of a weaker Canadian dollar relative to the United States dollar as mentioned above, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars.

            Warehouse expenses increased by $59,000 to $511,000 for fiscal 2001, from $452,000 for fiscal 2000. The increase was attributable to higher depreciation and rent costs.

            Selling expenses as a percentage of net sales were 11.6% for fiscal 2001, compared with 12.6% for fiscal 2000. The decrease in selling expenses as a percentage of net sales was primarily attributable to the effect of the increased sales against the fixed portion of selling expenses.

            General and administrative expenses increased by $867,000 to $5,410,000 for fiscal 2001, from $4,543,000 for fiscal 2000. The increase reflects additional personnel and increases in incentive compensation, profit sharing contributions, rent and amortization of computer software.

            Research and development expenses increased by $113,000 to $949,000 for fiscal 2001, from $836,000 for fiscal 2000. This increase was primarily due to additional personnel required for new products including the DSD-201 and Rapicide(TM).

            Interest income was $42,000 in fiscal 2001, compared with interest expense of $225,000 in fiscal 2000. This change in interest was attributable to interest income earned on cash and cash equivalents during fiscal 2001, compared with interest expense on outstanding borrowings during fiscal 2000.

            Income from continuing operations before income taxes increased by $2,091,000, or 42.5%, to $7,007,000 for fiscal 2001, from $4,916,000 for fiscal
2000.

            Income taxes consist primarily of taxes imposed on the Company's Canadian operations. The effective tax rate on Canadian operations was 41.6% and 43.9% for fiscal 2001 and 2000, respectively. For fiscal 2001 and 2000, the consolidated effective tax rate is lower than the Canadian effective tax rate due to the fact that income generated by the United States operations is substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards for Federal income tax purposes.

      FISCAL 2000 COMPARED WITH FISCAL 1999

            Net sales increased by $3,477,000, or 9.2%, to $41,297,000 in fiscal 2000, from $37,820,000 in fiscal 1999. Net sales were positively impacted in fiscal 2000 compared with fiscal 1999 by approximately $801,000 due to the translation of Carsen's net sales using a stronger Canadian dollar against the United States dollar.

            This increase in sales was attributable to the increased sales of all business segments, with the largest increases attributable to Infection Control Products and Scientific Products. For fiscal 2000, the increased sales of Infection Control Products were primarily attributable to an increase in demand for infection control products in the United States, and to a lesser extent, continued expansion and improvement of the international distribution of MediVators' infection control products and selling price increases. The increased sales of Scientific Products were primarily attributable to an increase in demand for microscopes and related imaging equipment.

            Gross profit increased by $2,522,000, or 18.5%, to $16,180,000 in fiscal 2000, from $13,658,000 in fiscal 1999. Gross profit was positively impacted in fiscal 2000 compared with fiscal 1999 by approximately $294,000 due to the translation of Carsen's gross profit using a stronger Canadian dollar against the United States dollar.

            Gross profit as a percentage of sales increased to 39.2% in fiscal 2000, from 36.1% in fiscal 1999. The higher gross profit percentage for fiscal 2000 was primarily attributable to the positive impact of a stronger Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; favorable sales mix and manufacturing efficiencies associated with Infection Control Products; favorable sales mix associated with Product Service; and the write-off in fiscal 1999 of inventory in the amount of $452,000 associated with the discontinuance of MediVators' medical sharps disposal business.

            Warehouse expenses increased by $84,000 to $452,000 for fiscal 2000, from $368,000 for fiscal 1999. The increase was attributable to increases in rent and related costs.

            Selling expenses as a percentage of net sales were 12.6% for fiscal 2000, compared with 12.3% for fiscal 1999. The increase was attributable to an increase in personnel to support the increase in volume at the Company's Canadian subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES

            At July 31, 2001, the Company's working capital was $16,669,000, compared with $14,131,000 at July 31, 2000. This increase primarily reflects increases in cash and cash equivalents and accounts receivable, partially offset by a decrease in net assets related to the discontinued business.

            Net cash provided by operating activities was $1,342,000, $4,668,000 and $1,916,000 for fiscal 2001, 2000 and 1999, respectively. In fiscal 2001, net cash provided by operating activities was primarily due to income from continuing operations after adjusting for depreciation and amortization, and an increase in income taxes payable, partially offset by increases in accounts receivable and inventories. In fiscal 2000, net cash provided by operating activities was primarily due to income from continuing operations after adjusting for depreciation and amortization and deferred income taxes, and decreases in inventories and accounts receivable. In fiscal 1999, net cash provided by operating activities was primarily due to income from continuing operations after adjusting for depreciation and amortization and the write-off associated with the medical sharps disposal inventories, and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable.

            Net cash provided by investing activities was $1,135,000 in fiscal 2001, compared with net cash used in investing activities of $1,392,000 and $375,000 in fiscal 2000 and 1999, respectively. In fiscal 2001, net cash provided by investing activities was primarily due to proceeds from the transfer of the discontinued operations and a decrease in the net assets related to the discontinued operations, partially offset by purchases of available-for-sale securities, professional fees related to the Minntech acquisition (such fees are included within other, net) and capital expenditures. In fiscal 2000, net cash used in investing activities was primarily due to an increase in the net assets related to the discontinued operations and capital expenditures. In fiscal 1999, net cash used in investing activities was primarily due to capital expenditures.

            Net cash provided by financing activities was $404,000 in fiscal 2001, compared with net cash used in financing activities of $1,641,000 and $1,500,000 in fiscal 2000 and 1999, respectively. These changes were principally due to the fluctuations in outstanding borrowings under the Company's revolving credit facilities, proceeds from the exercise of stock options and, in fiscal 2000 and 1999, purchases of Treasury Stock.

            At July 31, 2001, the Company had a credit facility which provided for (i) a $2,500,000 revolving credit facility for Cantel and MediVators and
(ii) a $5,000,000 (United States dollars) revolving credit facility for Carsen, both of which revolving credit facilities were to expire on February 22, 2004, and (iii) a $12,500,000 acquisition facility available to Cantel and MediVators for permitted acquisitions in the United States through February 22, 2003. At July 31, 2001, the Company had no outstanding borrowings under this credit facility, and at July 31, 2000 the Company had outstanding borrowings of $125,000 under a prior credit facility.

            In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of banks (collectively the "U.S. Lenders") (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. Lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as for future working capital requirements for the U.S. businesses of Cantel, including Minntech and MediVators (the "U.S. Borrowers") and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") used for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expire on September 7, 2006.

            Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. Lenders and the Canadian Lender were 5.00% and 5.25%, respectively, at October 5, 2001. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap agreement covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

            The Term Loan Facility and the U.S. Revolving Credit Facility provide for available borrowings based upon percentages of the U.S. Borrowers' eligible accounts receivable and inventories; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers (including a pledge of the stock of Minntech and MediVators owned by Cantel and 65% of the outstanding shares of Carsen stock owned by Cantel); and are guaranteed by the U.S. Borrowers. The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the Canadian Borrower's eligible accounts receivable and inventories; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower.

            On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility. Such borrowings are at interest rates of 3.25% above LIBOR.

            During fiscal 2001 compared with fiscal 2000, the average value of the Canadian dollar decreased by approximately 3% relative to the value of the United States dollar. A change in the value of the Canadian dollar against the United States dollar affects the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

            Under the Canadian Revolving Credit Facility, Carsen has a $20,000,000 (United States dollars) foreign currency hedging facility which is available to hedge against the impact of such currency fluctuations on purchases of inventories. At October 5, 2001, Carsen had commitments for foreign currency forward contracts (all of which are outstanding under the previous Carsen credit facility) aggregating $750,000 (United States dollars), to hedge against possible declines in the value of the Canadian dollar which would otherwise result in higher inventory costs. Such contracts represent a portion of the Canadian subsidiary's projected purchases of inventories during October 2001. The weighted average exchange rate of the forward contracts open at October 5, 2001 was $1.5263 Canadian dollar per United States dollar, or $.6552 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on October 5, 2001 was $1.5693 Canadian dollar per United States dollar, or $.6372 United States dollar per Canadian dollar.

            Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). In accordance with SFAS No. 133, these foreign currency forward contracts are designated as hedges, and recognition of gains and losses is deferred within other comprehensive income until settlement of the underlying commitments. Realized gains and losses are recorded within cost of sales upon settlement. The adoption of SFAS No. 133 did not have a material impact on operations; however, it resulted in a $107,000 gain being recorded in other comprehensive income. During fiscal 2001, this entire gain of $107,000 was included in income. Additionally, the fair value of the Company's derivatives was $31,000 at July 31, 2001, which resulted in the recording of an unrealized gain of $31,000 during fiscal 2001.

            For purposes of translating the balance sheet, at July 31, 2001 compared with July 31, 2000, the value of the Canadian dollar decreased by approximately 3% compared to the value of the United States dollar. As a result, at July 31, 2001, the negative cumulative foreign currency translation adjustment was increased by $409,000 to $2,506,000, compared to $2,097,000 at July 31, 2000, thereby further decreasing stockholders' equity.

            The Company believes that its current cash position, anticipated cash flows from continuing operations and the funds available under the new revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future based upon the current level of operations, including the operations of Minntech. At October 5, 2001, approximately $8,311,000 was available under the new revolving credit facilities.

            As of July 31, 2001, the Company had net operating loss carryforwards for financial statement and domestic tax reporting purposes ("NOLs") of approximately $14,065,000 which will expire through July 31, 2021. Of this amount, approximately $640,000 represents NOLs accumulated by MediVators prior to the MediVators merger, which may only be used against the future earnings of MediVators and are subject to annual limitations due to an ownership change. The valuation allowance related to the Company's

NOLs will be reversed in connection with the purchase price allocation for the Minntech acquisition, based upon an assessment of the combined companies expected future results of operations.

            In addition, the Company and its Canadian subsidiary cannot file consolidated tax returns, for Canadian or United States income tax purposes. Therefore, the Company's U.S. NOLs cannot be utilized to reduce Canadian federal or provincial income taxes payable by the Canadian subsidiary on its taxable income. This has resulted in the payment of income taxes by the Company in Canada, notwithstanding NOL's utilized, or net losses sustained, by the Company in the United States.

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

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES
            ABOUT MARKET RISK.

            Foreign currency market risk: A substantial portion of the Company's products are imported from the Far East and Western Europe, and the Company's United States subsidiaries sell a portion of their products outside of the United States. Consequently, the Company's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States and Canada.

            Carsen pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had an adverse impact in fiscal 2001 compared with fiscal 2000, and a positive impact in fiscal 2000 compared with fiscal 1999, upon the Company's results of operations and stockholders' equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

            Interest rate market risk: The Company has two new credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%.

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The current directors and executive officers of the Company are as follows:


Name                      Age             Position
----                      ---             --------
Charles M. Diker           66       Chairman of the Board and
                                       Director
Alan J. Hirschfield        66       Vice Chairman of the Board,
                                       Director and Chairman of the
                                       Compensation Committee
Robert L. Barbanell        71       Director, Chairman of the Audit
                                       Committee and a member of the
                                       Compensation Committee
Joseph M. Cohen            64       Director and a member of
                                       the Compensation Committee
Darwin C. Dornbush, Esq.   71       Secretary and Director
Morris W. Offit            64       Director and a member of the
                                       Audit Committee
James P. Reilly            61       President, Chief Executive Officer
                                       and Director
John W. Rowe, M.D.         57       Director
Fred L. Shapiro, M.D.      67       Director
Bruce Slovin               65       Director and a member of the
                                       Audit Committee
Joseph L. Harris           54       Senior Vice President -
                                       Corporate Development
Roy K. Malkin              55       President and Chief Executive
                                       Officer of Minntech and
                                       MediVators
Craig A. Sheldon           39       Vice President and Chief
                                       Financial Officer
William J. Vella           45       President and Chief Executive Officer
                                       of Carsen

            Mr. Diker has served as Chairman of the Board of the Company since April 1986. He is currently a private investor. Mr. Diker is also a director of International Specialty Products (NYSE), a specialty chemical company, Chyron Corporation (OTC), a supplier of graphics for the television industry, and AMF Bowling, Inc. (NYSE), an owner and operator of bowling centers and a manufacturer of bowling equipment.

            Mr. Hirschfield has served as Vice Chairman of the Board of the Company since January 1988. He is currently a private investor and consultant. From July 1992 to February 2000, Mr. Hirschfield served as Co-Chairman and Co-Chief Executive Officer of

Data Broadcasting Corp. (NASDAQ), a communication services and technology company. Mr. Hirschfield is also a director of Interactive Data Corp. (formerly Data Broadcasting Corp.) as well as Chyron Corporation (OTC), a supplier of graphics for the television industry and JNET, Inc. (NYSE), an internet venture investor and incubator company.

            Mr. Barbanell has served as President of Robert L. Barbanell Associates, Inc., a financial consulting company, since July 1994. Mr. Barbanell is also Chairman of the Board and a director of Pride International, Inc.
(NYSE), an oil drilling contractor, and a director of Blue Dolphin Energy Company (NASDAQ), an oil and gas company.

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

            Dr. Rowe has served as Chairman, President and CEO of Aetna US Healthcare since September 2000. From July 1998 until September 2000, Dr. Rowe was President and Chief Executive Officer of Mount Sinai NYU Health. From July 1988 until July 1998, Dr. Rowe was President of the Mount Sinai Hospital. From July 1988 until July 1999, Dr. Rowe was President of the Mount Sinai School of Medicine. He also serves as a Professor of Medicine and of Geriatrics at the Mount Sinai School of Medicine.

            Dr. Shapiro has served as a consultant to Hennepin Faculty Associates, a non-profit organization involved in medical education, research and patient care, from July 1995 to June 1999,

President of Hennepin Faculty Associates from January 1984 to June 1995, and Medical Director of the Regional Kidney Disease Program from July 1966 to January 1984. He has also been a Professor of Medicine at the Hennepin County Medical Center and the University of Minnesota from July 1976 to the present. Prior to the merger with Cantel, Dr. Shapiro served as a director of Minntech since 1982.

            Mr. Slovin served as President and a director of MacAndrews & Forbes Holdings Inc. and Revlon Group, Inc., privately held industrial holding companies, from 1985 until December 2000. Mr. Slovin is a director M&F Worldwide Corp. (NYSE), a manufacturer of licorice extract and flavorings, and a manufacturer and supplier of movie cameras and similar technologies for the feature film industry.

            Mr. Harris has served as Senior Vice President - Corporate Development since November 2000. From June 1996 until October 2000, Mr. Harris was employed by Smith Kline Beecham PLC., an international pharmaceutical and consumer healthcare company, most recently as Senior Vice President - Corporate Development and Planning. Prior to June 1996, Mr. Harris was employed by Eastman Kodak Company, an international imaging company, most recently as a Managing Director - Corporate Development.

            Mr. Malkin has served as President and Chief Executive Officer of Minntech since September 2001, and as President and Chief Executive Officer of MediVators since June 1999. From June 1984 until July 1994 and from November 1996 until May 1999, Mr. Malkin was President and Chief Executive Officer of RKM Enterprises Ltd., a multi-national consulting group for the healthcare industry. From July 1994 until October 1996, Mr. Malkin was employed by Steris Corporation, most recently as Senior Vice President.

            Mr. Sheldon has served as Chief Financial Officer of the Company since October 2001, and as Vice President and Controller of the Company from November 1994 until October 2001. Mr. Sheldon is a certified public accountant.

            Mr. Vella has served as President and Chief Executive Officer of Carsen since October 2001, as President and Chief Operating Officer of Carsen from December 1996 until October 2001, as Executive Vice President from January 1995 until November 1996, and prior thereto in various sales and sales management positions since October 1981.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in their ownership to the Securities and Exchange Commission ("SEC"). Specific due dates have been established by the SEC, and the Company is required to disclose in this Report any failure to file by those dates. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for their 2001 fiscal year transactions and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for the 2001 fiscal year, the Company believes that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors, and ten-percent beneficial owners for such fiscal year, except for annual Form 5 reports for all directors of the Company, excluding Dr. Shapiro, which reports were due by September 14, 2001 but were not filed until October 15, 2001.

 ITEM 11.   EXECUTIVE COMPENSATION.

            The following table sets forth, for the fiscal years ended July 31, 2001, 2000 and 1999, compensation, including salary, bonuses, stock options and certain other compensation, paid by the Company to the Chief Executive Officer and to the other executive officers of the Company who received more than $100,000 in salary and bonus during fiscal year 2001:


                    SUMMARY COMPENSATION TABLE
      ----------------------------------------------------
                                                       Long-Term
                                                      Compensation
                             Annual Compensation (1)    Awards (2)
                             -----------------------  ------------
   Name and                    Salary      Bonus        Options
Principal Position    Year       ($)         ($)          (#)
------------------    ----     -------     ------       -------
Charles M. Diker      2001     160,000          0         1,000
  Chairman of the     2000     150,000          0         1,000
  Company             1999     150,000          0        51,000

James P. Reilly(3)    2001     303,188    171,757         1,000
  President and       2000     288,750    141,967         1,000
  Chief Executive     1999     275,000     98,494       101,000
  Officer of the
  Company

Joseph L. Harris(4)   2001     195,000     75,000       150,000
  Senior Vice
  President -
  Corporate
  Development

Roy K. Malkin(5)      2001     192,500     46,000             0
  President and       2000     175,000     60,000         5,000
  Chief Executive     1999      20,192          0        50,000
  Officer of Minntech
  Corporation and
  MediVators, Inc.

Craig A. Sheldon(6)   2001     136,250     40,000             0
  Vice President      2000     121,750     30,000        25,000
  and Chief           1999     109,000     18,000         6,000
  Financial Officer
  of the Company

William J. Vella(7)   2001     179,444    103,548             0
  President and       2000     169,950     40,000        25,000
  Chief Executive     1999     144,997     69,668        10,000
  Officer of
  Carsen Group Inc.

--------------------------------

(1) The Company did not pay or provide other forms of annual compensation (such as perquisites and other personal benefits) to the above-named executive officers having a value exceeding the lesser of $50,000 or 10% of the total annual salary and bonus reported for such officers, with the exception of
     (i) a
     one-time relocation allowance provided to Mr. Malkin in the amount of $58,877 paid during fiscal 2000 and (ii) reimbursement to a Company affiliated with Mr. Diker of office expenses amounting to $24,000 in fiscal 2001 and $12,000 in fiscal 2000.

(2) The Company has no long-term incentive compensation plan other than the 1997 Employee Stock Option Plan, the 1998 Directors' Stock Option Plan and various individually granted options described herein. The Company does not award stock appreciation rights, restricted stock awards or long-term incentive plan pay-outs.

(3) In March 1999, the Company entered into a four-year employment agreement with James P. Reilly (the "Employment Agreement") which was effective as of August 1, 1998. The Employment Agreement provides for (i) an annual base salary of $275,000, subject to annual increases equal to the greater of 5% or a cost of living formula, (ii) annual incentive compensation equal to 6% of the increase in the current fiscal year's pre-tax income over the highest pre-tax income of any prior fiscal year commencing July 31, 1998, subject to adjustment for specified events, (iii) bonuses of $65,000 which were paid upon each of the execution of the Employment Agreement, August 1, 1999 and August 1, 2000, (iv) participation in employee health, insurance and other benefit plans, (v) maintenance by the Company of a life insurance policy on the life of Mr. Reilly in the face amount of $500,000 payable to his designated beneficiary, and (vi) use of a Company owned or leased automobile. In addition, Mr. Reilly was granted a stock option under the Company's 1997 Employee Stock Option Plan to purchase 100,000 shares of Common Stock at an exercise price equal to $6.00 (the fair market value of the shares on the date of grant) and having a ten-year term. If the Employment Agreement expires and Mr. Reilly's employment is terminated thereafter for any reason, Mr. Reilly will be entitled to a severance payment equal to one year's base salary plus the amount of his bonus for the most recently completed fiscal year (the "Severance Amount"). In the event of a "Change In Control" (as defined in the Employment Agreement), Mr. Reilly has a nine-month option to terminate his employment and receive a severance payment on a formula based on his average compensation over the previous three years. If such termination was prior to August 1, 1999, severance would have been 2.5 times such average compensation. After August 1, 1999 such amount is reduced by 2.5% per month, but not below the Severance Amount described above. The Employment Agreement contains a non-competition provision applicable for two years following termination of Mr. Reilly's employment. The Company has the right to terminate the

     Agreement for death, disability and "cause" (as defined in the Employment Agreement) and Mr. Reilly has the right to terminate the Employment Agreement upon three month's notice.

(4) On November 1, 2000, the Company entered into a three-year employment agreement with Mr. Joseph L. Harris. The term of the agreement will be extended by 18 months if certain relocation conditions are satisfied by Mr. Harris. Mr. Harris' employment agreement provides for (i) an annual base salary of $260,000, subject to annual increases based on a cost of living formula, (ii) minimum guaranteed bonuses equal to $100,000, $75,000 and $50,000 on each of the first three anniversaries of his employment agreement, respectively, (iii) incentive compensation equal to .75% of the total consideration paid or received by the Company with respect to an acquisition or divestiture transaction during the employment period, such incentive bonus to be reduced by the minimum guaranteed bonuses specified above, (iv) a relocation bonus of $150,000 (subject to satisfaction of certain relocation provisions), payable over three years, (v) participation in employee health, insurance and other benefit plans, (vi) maintenance by the Company of a life insurance policy on the life of Mr. Harris in a face amount equal to Mr. Harris' base salary payable to his designated beneficiary, and (vii) use of a Company owned or leased automobile. In addition, Mr. Harris was granted a non-plan option to purchase 26,250 shares of Common Stock and an option to purchase 123,750 shares of Common Stock under the 1997 Employee Stock Option Plan. Both options have ten-year terms and have exercise prices of $8.88 (the fair value of the shares on the date of grant). The Company will grant to Mr. Harris on each of the first two anniversaries of his employment agreement a non-plan option to purchase 50,000 shares of Common Stock at an exercise price equal to the fair value of the shares on the date of grant. In the event of a "Change in Control" (as defined in the employment agreement), Mr. Harris may terminate his employment and continue to receive his base salary and bonus following such termination through the end of the term of the employment agreement. Mr. Harris was not employed by the Company prior to November 2000.

(5) In May 1999, MediVators entered into an employment agreement with Roy K. Malkin that expires on July 31, 2002. Mr. Malkin's employment agreement provides for (i) an annual base salary of $175,000, subject to annual increases equal to no less than 5% or a cost of living formula, (ii) annual incentive compensation commencing July 31, 2000, equal to 5% of the increase in MediVators' current fiscal year's pre-tax income over MediVators' highest pre-tax income of any prior fiscal year, (iii) participation in employee health, insurance and other benefit plans, (iv) maintenance by MediVators of a life insurance policy on the life of Mr. Malkin in the face amount of $250,000 payable to his designated beneficiary, (v) use of a Company owned or leased automobile and (vi) the Company to grant Mr. Malkin an option to purchase 50,000 shares of Common Stock under the 1997 Employee Stock Option Plan at an exercise price equal to $5.25 (the fair market value of the shares on the date of grant). Mr. Malkin was not employed by the Company prior to May 1999. Mr. Malkin became President and Chief Executive Officer of Minntech in September 2001 and was not compensated in such capacity during the periods presented.

(6) Mr. Sheldon became Chief Financial Officer in October 2001 and was not compensated in such capacity during the periods presented.

(7) Mr. Vella was paid his salary and bonus in Canadian dollars. The dollar amounts above have been translated from Canadian dollars to U.S. dollars based upon an average exchange rate during the respective fiscal year.

OPTION GRANTS IN FISCAL 2001

             The following stock option information is furnished with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock options granted during fiscal 2001. Stock options were granted without tandem stock appreciation rights.


                              % of Total
                   Number of    Options                            Potential Realizable
                    Shares    Granted to                             Value at Assumed
                  Underlying   Employees   Exercise               Annual Rates of Stock
                   Options    During the   Price Per  Expiration    Price Appreciation
      Name         Granted    Fiscal Year  Share ($)     Date     For Option Term ($)(1)
      ----        ----------  -----------  ---------  ----------  ----------------------
                                                                       5%        10%
                                                                    -------  ---------
Charles M. Diker    1,000 (2)     0.6        25.24      7/30/06       6,973     15,409

James P. Reilly     1,000 (2)     0.6        25.24      7/30/06       6,973     15,409

Joseph L. Harris  150,000 (3)    98.7         8.88     10/31/10     837,688  2,122,865


---------------------------------------
(1) Represents the potential realizable value of the options granted at assumed 5% and 10% rates of compounded annual stock price appreciation from the date of grant of such options.

(2) These options were granted under the Company's 1998 Directors' Stock Option Plan. The exercise price per share of the options is the market value per share on the date of grant. The options are subject to vesting as follows:
     50% of the total shares covered by the options vest on the first anniversary of the date of grant and the remaining 50% vest on the second anniversary of such date of grant.

(3) These options were granted pursuant to Mr. Harris' employment agreement and include 26,250 non-plan options and 123,750 options granted under the Company's 1997 Employee Stock Option Plan.

AGGREGATED OPTION EXERCISES IN FISCAL 2001
AND FISCAL YEAR-END OPTION VALUES

             The following information is furnished for the fiscal year ended July 31, 2001 with respect to the Company's Chief Executive Officer and the other executive officers of the Company named in the Compensation Table above, for stock option exercises during fiscal 2001 and unexercised stock option values at July 31, 2001.


                                                   Number of Shares                   Value of
                                                Underlying Unexercised         Unexercised in-the-Money
                    Shares                       Options at 7/31/01 (#)          Options at 7/31/01 ($)
                  Acquired on     Value       ----------------------------  -----------------------------
     Name         Exercise (#) Realized($)(1) Exercisable  Non-Exercisable  Exercisable  Non-Exercisable
     ----         ------------ -------------- -----------  ---------------  -----------  ----------------
Charles M. Diker      3,000        25,140       158,500         1,500        2,848,025         8,730
James P. Reilly           0             0        58,498        51,502        1,130,237       970,768
Joseph L. Harris          0             0        37,500       112,500          613,500     1,840,500
Roy K. Malkin             0             0        34,584        20,416          691,334       408,116
Craig A. Sheldon     18,000       309,438             0        23,000                0       454,458
William J. Vella     24,750       275,750             0        26,250                0       516,863


(1) Value realized is calculated as the market value of the shares exercised using the closing price of the Company's common stock on such exercise date. The value realized is for informational purposes only and does not purport to represent that such individual actually sold the underlying shares, or that the underlying shares were sold on the date of exercise. Furthermore, such value realized does not take into consideration individual income tax consequences.

STOCK OPTIONS

             An aggregate of 250,000 shares of Common Stock was reserved for issuance or available for grant under the Company's 1991 Employee Stock Option Plan (the "1991 Employee Plan"), which expired in fiscal 2001. Options granted under the 1991 Employee Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). All options outstanding at July 31, 2001 under the 1991 Employee Plan have a term of five years and are currently exercisable in full. At July 31, 2001, options to purchase 12,500 shares of Common Stock at prices between $5.50 and $7.375 per share (the fair market value of the shares at the time of grant) were outstanding under the 1991 Employee Plan. No additional options will be granted under the 1991 Employee Plan.

             An aggregate of 1,000,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1997 Employee Stock Option Plan, as amended (the "1997 Employee Plan"). Options granted under the 1997 Employee Plan are intended to qualify as incentive stock options within the meaning of Section 422 of the Code. The 1997 Employee Plan is administered in all respects by the Stock Option Committee. The Stock Option Committee may determine the employees to whom options are to be granted and the number of shares subject to each option. Under the terms of the 1997 Employee Plan, all employees of the Company or subsidiaries of the Company are eligible for option grants. The option exercise price of options granted under the 1997 Employee Plan is fixed by the Stock Option Committee but must be no less than 100% of the fair market value of the shares of Common Stock subject to the option at the time of grant, except that in the case of an employee who possesses more than 10% of the total combined voting power of all classes of stock of the Company ("a 10% Holder") , the exercise price must be no less than 110% of said fair market value. Options may be exercised by the payment in full in cash or by the tendering or cashless exchange of shares of Common Stock having a fair market value, as determined by the Stock Option Committee, equal to the option exercise price. Options granted under the 1997 Employee Plan may not be exercised more than ten years after the date of grant, five years in the case of an incentive stock option granted to a 10% Holder. All options outstanding at July 31, 2001 under the 1997 Employee Plan have a term of five years, except for 100,000 options granted to Mr. Reilly and 123,750 options granted to Mr. Harris under the terms of their respective employment agreements, each of which have a term of ten years. At July 31, 2001, options to purchase 393,000 shares of Common Stock at prices between $4.875 and $9.63 per share were outstanding under the 1997 Employee Plan, and 545,875 shares were available for grant under the 1997 Employee Plan.

             An aggregate of 200,000 shares of Common Stock was reserved for issuance or available for grant under the Company's 1991 Directors' Stock Option Plan (the "1991 Directors' Plan"), which expired in fiscal 2001. Options granted under the 1991 Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. At July 31, 2001, options to purchase 101,000 shares of Common Stock at prices between $2.00 and $10.25 per share (the fair market value of the shares at the time of grant) were outstanding under the 1991 Directors' Plan. All of the options have a ten-year term and are exercisable in full. No additional options will be granted under the 1991 Directors' Plan.

             An aggregate of 200,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1998 Directors' Stock Option Plan (the "1998 Directors' Plan"). Options granted under the 1998 Directors' Plan do not qualify as incentive stock options within the meaning of Section 422 of the Code. The 1998 Directors' Plan provides for the automatic grant to each of the Company's directors of options to purchase 1,000 shares of Common Stock on the last business day of the Company's fiscal year. In addition, an option to purchase 500 shares of Common Stock is granted automatically on the last business day of each fiscal quarter to each director (exclusive of Messrs. Diker and Reilly and any other director who is a full-time employee of the Company) provided that the director attended any regularly scheduled meeting of the Board, if any, held during such quarter. Each such option grant is at an exercise price equal to the fair market value of the Common Stock on the date of grant. Options granted prior to July 31, 2000 have a term of ten years and options granted on and after July 31, 2000 have a term of five years. The fiscal year options are exercisable in two equal annual installments commencing on the first anniversary of the grant thereof and the quarterly options are exercisable in full immediately. At July 31, 2001 options to purchase 37,500 shares of Common Stock at prices between $5.125 and $25.24 per share were outstanding under the 1998 Directors' Plan, and 162,500 shares were available for grant under the 1998 Directors' Plan.

             The Company also has outstanding options granted by MediVators prior to the MediVators merger under the MediVators 1991 Stock Option Plan (the "MediVators Plan") which became fully exercisable as a result of the MediVators merger. At July 31, 2001, one option to purchase 1,607 shares of Common Stock at a price of $6.08 per share was outstanding under the MediVators Plan. No additional options will be granted under the MediVators Plan.

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

             In October 1998, Dr. Rowe was granted a ten-year non-plan option to purchase 10,000 shares of Common Stock at an exercise price of $8.00 per share. In March 1999, Dr. Rowe was granted a ten-year non-plan option to purchase 10,000 shares of Common Stock at an exercise price of $6.375 per share. All of said options are exercisable in full.

             In October 2000, Mr. Cohen was granted a five-year non-plan option to purchase 10,000 shares of Common Stock at an exercise price of $8.38 per share. This option is exercisable in three equal annual installments beginning October 2000.

             In November 2000, Mr. Harris was granted a ten-year, non-plan option to purchase 26,250 shares of Common Stock at an exercise price of $8.88 per share. This option is exercisable immediately.

             In September 2001, Dr. Shapiro was granted a five-year non-plan option to purchase 10,000 shares of Common Stock at an exercise price of $18.49 per share. This option is exercisable in three equal annual installments beginning September 2001.

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS AND THE STOCK OPTION COMMITTEE

             The Compensation Committee of the Company's Board of Directors (the "Committee") is responsible for setting and administering the policies which govern annual executive compensation. The Committee is currently comprised of three members, Mr. Hirschfield, Chairman, and Messrs. Barbanell and Cohen, each of whom are non-employee directors.

             Executive compensation for the fiscal year ended July 31, 2001 consisted of base salary plus bonus when earned. The policy of the Committee, in consultation with the Chairman and the Chief Executive Officer, where appropriate, is to provide compensation to the Chief Executive Officer and the Company's other executive officers reflecting the contribution of such executives to the Company's growth in sales and earnings, the implementation of strategic plans consistent with the Company's long-term objectives, and the enhancement of shareholder value.

             Each of Messrs. Reilly, Harris and Malkin are employed and compensated pursuant to written employment agreements as described above.

             Long-term incentive compensation policy consists exclusively of the award of stock options under the Company's 1991 Employee Plan and 1997 Employee Plan and, in the case of officers who serve as directors of the Company, non-discretionary annual option grants of 1,000 shares under the Company's 1991 Directors' Plan and 1998 Directors' Plan.

             The Stock Option Committee under the 1991 Employee Plan and the 1997 Employee Plan is responsible for the award of stock options. Three non-employee directors, Messrs. Hirschfield, Barbanell and Cohen, currently serve on the Stock Option Committee, which administers the granting of options under the 1991 Employee Plan and the 1997 Employee Plan.

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

ITEM 12.     SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF SECURITIES

             The following table sets forth stock ownership information as of October 5, 2001 concerning (i) each director of Cantel, (ii) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known by Cantel to beneficially own more than five (5%) percent of the outstanding shares of Cantel's Common Stock, (iii) the Chief Executive Officer and the other executive officers named in the Summary Compensation Table above, and (iv) Cantel's executive officers and directors as a group:


                                                                          Amount and
                                                                          Nature of
   Name and Address                                       Beneficial      Percentage
   of Beneficial Owners     Position with the Company     Ownership (1)    of Class
   --------------------     -------------------------     -------------   -----------
   Charles M. Diker          Chairman of the Board and      972,633 (2)       15.7
   767 Fifth Ave. 26th Fl.   Director
   New York, New York

   Alan J. Hirschfield      Vice Chairman of the Board      228,833 (3)        3.8
                            and Director

   Robert L. Barbanell      Director                         51,269 (4)          *

   Joseph M. Cohen          Director                          8,167 (5)          *

   Darwin C. Dornbush, Esq. Secretary and Director           25,180 (6)          *

   Morris W. Offit          Director                         57,200 (7)          *

   James P. Reilly          President and CEO and           171,948 (8)        2.8
                            Director

   John W. Rowe, M.D.       Director                         26,500 (9)          *

   Fred L. Shapiro, M.D.    Director                         23,446              *

   Bruce Slovin             Director                        163,000 (10)       2.7

   Joseph L. Harris         Senior Vice President -          48,750 (11)         *
                            Corporate Development

   Roy K. Malkin            President and CEO of             34,584 (12)         *
                            Minntech Corporation
                            and MediVators, Inc.

   Craig A. Sheldon         Vice President and                1,775              *
                            Chief Financial Officer

   William J. Vella         President and CEO of             25,006 (13)         *
                            Carsen Group Inc.

   All officers and                                       1,838,291 (14)      28.4
   directors as a group
   of 14 persons
                       *  Less than 1%


----------------------------------
(1) Unless otherwise noted, Cantel believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from October 5, 2001 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days from October 5, 2001 have been exercised.

(2) Includes 158,500 shares which Mr. Diker may acquire pursuant to stock options. Does not include an aggregate of 590,890 shares owned by (i) Mr. Diker's wife, (ii) certain trusts for the benefit of Mr. Diker's children,
     (iii) certain accounts with Weiss, Peck and Greer, an investment firm, over which accounts Mr. Diker exercises investment discretion, (iv) the DicoGroup, Inc., a corporation of which Mr. Diker serves as Chairman of the Board, and (v) a non-profit corporation of which Mr. Diker and his wife are the principal officers and directors. Mr. Diker disclaims beneficial ownership as to all of the foregoing shares.

(3) Includes 23,500 shares which Mr. Hirschfield may acquire pursuant to stock options.

(4) Includes 20,500 shares which Mr. Barbanell may acquire pursuant to stock options. Does not include 2,500 shares owned by Mr. Barbanell's wife as to which Mr. Barbanell disclaims beneficial ownership.

(5) Includes 8,167 shares which Mr. Cohen may acquire pursuant to stock options.

(6) Includes 17,500 shares which Mr. Dornbush may acquire pursuant to stock options.

(7) Includes 18,500 shares which Mr. Offit may acquire pursuant to stock options.

(8) Includes 58,498 shares which Mr. Reilly may acquire pursuant to stock options. Does not include 87,115 shares owned by Mr. Reilly's wife as to which Mr. Reilly disclaims beneficial ownership.

(9) Includes 26,500 shares which Dr. Rowe may acquire pursuant to stock options.

(10) Includes 25,000 shares which Mr. Slovin may acquire pursuant to stock options. Does not include 20,000 shares owned by a charitable foundation established by Mr. Slovin as to which Mr. Slovin disclaims beneficial ownership.

(11) Includes 48,750 shares which Mr. Harris may acquire pursuant to stock options.

(12) Includes 34,584 shares which Mr. Malkin may acquire pursuant to stock options.

(13) Includes 1,500 shares which Mr. Vella may acquire pursuant to stock options.

(14) Includes 441,499 shares which may be acquired pursuant to stock options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                     PART IV


ITEM 14.     FINANCIAL STATEMENTS, FINANCIAL STATEMENT
             SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

             1.    CONSOLIDATED FINANCIAL STATEMENTS:

                   (i)   Report of Independent Auditors.

                   (ii)  Consolidated Balance Sheets as of
             July 31, 2001 and 2000.

                   (iii) Consolidated Statements of Income for the years ended
             July 31, 2001, 2000 and 1999.

                   (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended July 31, 2001, 2000 and 1999.

                   (v) Consolidated Statements of Cash Flows for the years ended July 31, 2001, 2000 and 1999.

                   (vi)  Notes to Consolidated Financial
             Statements.

             2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

                   (i) Schedule II - Valuation and Qualifying Accounts for the
             years ended July 31, 2001, 2000 and 1999.

             All other financial statement schedules are omitted since they are not required, not applicable, or the information has been included in the Consolidated Financial Statements or Notes thereto.

             3.    EXHIBITS:

             2(a) - Asset Purchase Agreement dated as of March 16, 1998 among Registrant, Chris Lutz Medical, Inc., Christopher C. Lutz and Bonolyn L. Lutz. (Incorporated herein by reference to Exhibit 2(a) to Registrant's 1998 Annual Report on Form 10-K [the "1998 10-K"].)

             2(b) - Asset Purchase Agreement between Carsen Group Inc. and Olympus America Inc. dated as of October 6, 2000, among

Registrant, Carsen Group Inc. and Olympus America Inc. (Incorporated by reference to Exhibit (2) of Registrant's Current Report on Form 8-K dated October 23, 2000 [ the "2000 8-K"]).

             2(c) - Agreement and Plan of Merger dated as of May 30, 2001 by and among Cantel Medical Corp., Canopy Merger Corp. and Minntech
Corporation. (Incorporated by reference to Exhibit (2) of Registrant's Current Report on Form 8-K dated May 31, 2001.)

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

             3(i) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on May 10, 1999. (Incorporated herein by reference to Exhibit 3(i) to Registrant's 2000 Annual

Report on Form 10-K [the "2000 10-K"].)

             3(j) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on April 5, 2000. (Incorporated herein by reference to Exhibit 3(j) to Registrant's 2000 10-K.)

             3(k) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on September 6, 2001.

             3(l) - Registrant's By-Laws adopted June 1, 1976, as amended through the date of this Report. (Incorporated herein by reference to Exhibit 3(d) to Registrant's 1985 Annual Report on Form 10-K.)

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

             10(f) - MediVators' 1991 Stock Option and Compensation Plan as amended. (Incorporated by reference to Exhibit 10P to MediVators' Registration Statement on Form S-3, File No. 33-79764.)

             10(g) - Stock Option Agreement, dated as of October 17, 1996 , between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(v) to Registrant's 1996 Annual Report on Form 10-K.)

             10(h) - Registrant's 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to Registrant's 1997 Annual Report on Form 10-K [the "1997 10-K"].)

             10(i) - Form of Incentive Stock Option Agreement under Registrant's 1997 Employee Stock Option Plan. (Incorporated by reference to
Exhibit 10(t) to Registrant's 1997 10-K.)

             10(j) - First Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc., dated as of August 26, 1997, among Registrant and Olympus America Inc. (Incorporated by reference to Exhibit 10(y) of Registrant's 1997 10-K.)

             10(k) - Stock Option Agreement, dated as of October 16, 1997, between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(x) of Registrant's 1998 10-K.)

             10(l) - Form of Non-Plan Stock Option Agreement between the Registrant and Darwin C. Dornbush. (Incorporated by reference to Exhibit 10(y) to Registrant's 1998 10-K.)

             10(m) - Stock Option Agreement, dated as of October 5, 1998, between the Registrant and John W. Rowe. (Incorporated by reference to Exhibit 10(z) to Registrant's 1998 10-K.)

             10(n) - Non-Competition Agreement, dated as of March 16, 1998, between the Registrant, Christopher C. Lutz and Bonolyn L. Lutz.
(Incorporated by reference to Exhibit 10(aa) of Registrant's 1998 10-K.)

             10(o) - Employment Agreement, dated as of May 19, 1999, between the Registrant and Roy K. Malkin. (Incorporated by reference to Exhibit 10(z) to Registrant's 1999 Annual Report on Form 10-K [the "1999 10-K"].)

             10(p) - Employment Agreement, dated as of August 1, 1998, between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10(aa) of Registrant's 1999 10-K.)

             10(q) - Distributor Agreement dated as of August 1, 1999, among MediVators, Inc. and Olympus America Inc. - Endoscope Division.
(Incorporated by reference to Exhibit 10(ee) to Registrant's 1999 10-K.)

             10(r) - Stock Option Agreement, dated as of October 30, 1998, between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(ff) to Registrant's 1999 10-K.)

             10(s) - Stock Option Agreement, dated as of March 10, 2000, between the Registrant and John W. Rowe. (Incorporated by reference to Exhibit 10(gg) to Registrant's 1999 10-K.)

             10(t) - Second Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc. dated as of October 6, 2000, among Carsen Group Inc. and Olympus America Inc. (Incorporated by reference to Exhibit (1) of Registrant's 2000 8-K).

             10(u) - Registrant's 1998 Director's Stock Option Plan. (Incorporated herein by reference to Exhibit 10(gg) to Registrant's 2000
10-K.)
             10(v) - Form of Quarterly Stock Option Agreement under the Registrant's 1998 Directors Stock Option Plan. (Incorporated herein by reference to Exhibit 10(hh) to Registrant's 2000 10-K.)

             10(w) - Form of Annual Stock Option Agreement under the Registrant's 1998 Directors Stock Option Plan. (Incorporated herein by reference to Exhibit 10(ii) to Registrant's 2000 10-K.)

             10(x) - Stock Option Agreement, dated as of October 10, 2000, between the Registrant and Joseph M. Cohen. (Incorporated herein by reference to Exhibit 10(jj) to Registrant's 2000 10-K.)

             10(y) - Employment Agreement, dated as of November 1, 2000, between the Registrant and Joseph L. Harris. (Incorporated herein by reference to Exhibit 10(a) to Registrant's April 30, 2001 Quarterly Report on Form 10-Q.)

             10(z) - Stock Option Agreement, dated as of November 1, 2000 between the Registrant and Joseph L. Harris. (Incorporated herein by reference to Exhibit 4.2 to Registrant's Form S-8 dated March 19, 2001.)

             10(aa)- Credit Agreement dated as of September 7, 2001 among Cantel Medical Corp., the Banks, Financial Institutions and Other
Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association.

             10(bb)- Loan Agreement dated as of September 7, 2001 between Carsen Group Inc. and National Bank of Canada.

             10(cc)- Stock Option Agreement dated as of September 7, 2001 between the Registrant and Fred L. Shapiro.

             21 - Subsidiaries of Registrant.

             23 - Consent of Ernst & Young LLP.

          (b)  REPORTS ON FORM 8-K:

          A report on Form 8-K was filed on May 31, 2001 indicating that the Company and Canopy Merger Corp., a wholly-owned subsidiary of the Company, had entered into an Agreement and Plan of Merger with Minntech Corporation.

          There were no other reports on Form 8-K filed during the three months ended July 31, 2001.

                                   SIGNATURES
           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            CANTEL MEDICAL CORP.

Date:  October 29, 2001            By: /s/ James P. Reilly
                                      --------------------------------------
                                      James P. Reilly, President and Chief
                                      Executive Officer (Principal Executive
                                      Officer)
                                   By: /s/ Craig A. Sheldon
                                      ------------------------------------
                                      Craig A. Sheldon, Vice President and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker                        Date:   October 29, 2001
----------------------------
Charles M. Diker, a Director
and Chairman of the Board

/s/ James P. Reilly                         Date:   October 29, 2001
----------------------------
James P. Reilly, a Director
and President

/s/ Robert L. Barbanell                     Date:   October 29, 2001
----------------------------
Robert L. Barbanell, a Director

/s/ Joseph M. Cohen                         Date:   October 29, 2001
----------------------------
Joseph M. Cohen, a Director

/s/ Darwin C. Dornbush                      Date:   October 29, 2001
----------------------------
Darwin C. Dornbush, a Director

/s/ Alan J. Hirschfield                     Date:   October 29, 2001
----------------------------
Alan J. Hirschfield, a Director

/s/ Morris W. Offit                         Date:   October 29, 2001
----------------------------
Morris W. Offit, a Director

/s/ John W. Rowe                            Date:   October 29, 2001
----------------------------
John W. Rowe, a Director

/s/ Fred L. Shapiro                         Date:   October 29, 2001
----------------------------
Fred L. Shapiro, a Director

/s/ Bruce Slovin                            Date:   October 29, 2001
----------------------------
Bruce Slovin, a Director

                              CANTEL MEDICAL CORP.



                        CONSOLIDATED FINANCIAL STATEMENTS






                                  JULY 31, 2001

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

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. as of July 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. at July 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ ERNST & YOUNG LLP


MetroPark, New Jersey
September 21, 2001


                              CANTEL MEDICAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                 (Dollar Amounts in Thousands, Except Share Data)


                                                                                              JULY 31,
                                                                                   2001                     2000
                                                                               ---------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 5,050                  $ 2,169
   Available-for-sale securities                                                       1,057                        -
   Accounts receivable, net of allowance for doubtful accounts
      of $62 in 2001 and $66 in 2000                                                  11,768                    8,970
   Inventories                                                                         8,166                    6,992
   Net assets related to discontinued business                                             -                    3,095
   Prepaid expenses and other current assets                                             453                      475
                                                                               --------------           --------------
Total current assets                                                                  26,494                   21,701

Property and equipment, at cost:
   Furniture and equipment                                                             2,185                    2,107
   Leasehold improvements                                                                541                      467
                                                                               --------------           --------------
                                                                                       2,726                    2,574
   Less accumulated depreciation and amortization                                     (1,882)                  (1,673)
                                                                               --------------           --------------
                                                                                         844                      901
Intangible assets, net                                                                 1,207                    1,345
Other assets                                                                           3,384                    1,008
                                                                               --------------           --------------
                                                                                    $ 31,929                 $ 24,955
                                                                               ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $ 4,115                  $ 5,054
   Compensation payable                                                                1,337                      943
   Other accrued expenses                                                              2,562                      979
   Income taxes                                                                        1,811                      594
                                                                               --------------           --------------
Total current liabilities                                                              9,825                    7,570

Long-term debt                                                                             -                      125
Deferred income taxes                                                                     77                       97

Commitments and contingencies                                                              -                        -

Stockholders' equity:
   Preferred Stock, par value $1.00 per share; authorized
      1,000,000 shares; none issued                                                        -                        -
   Common Stock, par value $.10 per share; authorized
      12,000,000 shares; issued 2001 - 4,733,159 shares, outstanding 2001 -
      4,559,276 shares; issued 2000-
      4,597,220 shares, outstanding 2000 - 4,438,381 shares                              473                      460
    Additional capital                                                                20,240                   19,502
    Retained earnings                                                                  4,477                       96
    Accumulated other comprehensive loss                                              (2,143)                  (2,097)
    Treasury Stock, 2001 - 173,883 shares at cost; 2000 -
        158,839 shares at cost                                                        (1,020)                    (798)
                                                                               --------------           --------------
Total stockholders' equity                                                            22,027                   17,163
                                                                               --------------           --------------
                                                                                    $ 31,929                 $ 24,955
                                                                               ==============           ==============

See accompanying notes.

                              CANTEL MEDICAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)


                                                                                       YEAR ENDED JULY 31,
                                                                           2001               2000                1999
                                                                      ---------------     --------------     ---------------
Net sales:
  Product sales                                                             $ 42,504           $ 35,789            $ 32,549
  Product service                                                              6,491              5,508               5,271
                                                                      ---------------     --------------     ---------------
Total net sales                                                               48,995             41,297              37,820
                                                                      ---------------     --------------     ---------------

Cost of sales:
  Product sales                                                               26,027             22,211              20,604
  Product service                                                              3,441              2,906               3,106
  Write-off of medical sharps inventories                                          -                  -                 452
                                                                      ---------------     --------------     ---------------
Total cost of sales                                                           29,468             25,117              24,162
                                                                      ---------------     --------------     ---------------

Gross profit                                                                  19,527             16,180              13,658

Expenses:
  Warehouse                                                                      511                452                 368
  Selling                                                                      5,692              5,208               4,663
  General and administrative                                                   5,410              4,543               3,897
  Research and development                                                       949                836                 789
  Costs associated with proposed acquisition                                       -                  -                  74
                                                                      ---------------     --------------     ---------------
Total operating expenses                                                      12,562             11,039               9,791
                                                                      ---------------     --------------     ---------------

Income from continuing operations before interest
  (income) expense and income taxes                                            6,965              5,141               3,867

Interest (income) expense                                                        (42)               225                 271
                                                                      ---------------     --------------     ---------------

Income from continuing operations before income taxes                          7,007              4,916               3,596

Income taxes                                                                   2,851              2,085               1,936
                                                                      ---------------     --------------     ---------------

Income from continuing operations                                              4,156              2,831               1,660

Loss from discontinued operations                                                  -                (97)               (291)
Gain (loss) on disposal of discontinued operations                               225                (50)                  -
                                                                      ---------------     --------------     ---------------

Net income                                                                   $ 4,381            $ 2,684             $ 1,369
                                                                      ===============     ==============     ===============

Earnings per common share:
  Basic:
    Continuing operations                                                     $ 0.93             $ 0.64              $ 0.38
    Discontinued operations                                                     0.05              (0.03)              (0.07)
                                                                      ---------------     --------------     ---------------
  Net income                                                                  $ 0.98             $ 0.61              $ 0.31
                                                                      ===============     ==============     ===============

  Diluted:
    Continuing operations                                                     $ 0.85             $ 0.63              $ 0.36
    Discontinued operations                                                     0.04              (0.03)              (0.06)
                                                                      ---------------     --------------     ---------------
  Net income                                                                  $ 0.89             $ 0.60              $ 0.30
                                                                      ===============     ==============     ===============

See accompanying notes.

                              CANTEL MEDICAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999


                                    COMMON STOCK
                           --------------------------------                                 ACCUMULATED                     TOTAL
                             NUMBER OF                                       RETAINED          OTHER         TREASURY       STOCK-
                               SHARES                       ADDITIONAL       EARNINGS       COMPREHENSIVE      STOCK,      HOLDERS'
                            OUTSTANDING        AMOUNT        CAPITAL         (DEFICIT)     INCOME (LOSS)      AT COST       EQUITY
                           -------------   ------------   -------------   --------------   ---------------   -----------  ----------
Balance, July 31, 1998        4,367,201          $ 437         $19,019         $ (3,957)      $ (2,273)       $    -        $13,226

  Exercise of options           154,882             15             315                                                          330
  Purchases of
     Treasury Stock             (77,400)                                                                        (393)          (393)
  Escrow settlement
    related to
    acquisition                  (4,138)                           (30)                                                         (30)
  Translation adjustment                                                                            43                           43
  Net income                                                                      1,369                                       1,369
                           -------------   ------------   -------------   --------------   ------------   -----------   ------------
Balance, July 31, 1999        4,440,545            452          19,304           (2,588)        (2,230)         (393)        14,545

  Exercise of options            42,336              8             198                                          (198)             8
  Purchases of
     Treasury Stock             (44,500)                                                                        (207)          (207)
  Translation adjustment                                                                           133                          133
  Net income                                                                      2,684                                       2,684
                           -------------   ------------   -------------   --------------   ------------   -----------   ------------
Balance, July 31, 2000        4,438,381            460          19,502               96         (2,097)         (798)        17,163

  Exercise of options           120,895             13             738                                          (222)           529
  Translation adjustment                                                                          (409)                        (409)
  Unrealized gain on
  available-for-sale
      securities                                                                                   332                          332
  Unrealized gain on
      currency hedging                                                                              31                           31
  Net income                                                                      4,381                                       4,381
                           -------------   ------------   -------------   --------------   ------------   -----------   ------------
Balance, July 31, 2001        4,559,276          $ 473         $20,240          $ 4,477       $ (2,143)     $ (1,020)       $22,027
                           =============   ============   =============   ==============   ============   ===========   ============


See accompanying notes.

                              CANTEL MEDICAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)


                                                                                       YEAR ENDED JULY 31,
                                                                           2001               2000                1999
                                                                      ---------------     --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                                            $ 4,156            $ 2,831             $ 1,660
Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
    Income (loss) from discontinued operations                                   225               (147)               (291)
    Depreciation and amortization of continuing operations                       553                463                 419
    Depreciation and amortization of discontinued operations                       -                 87                  63
    Write-off of medical sharps inventories                                        -                  -                 452
    Deferred income taxes                                                          -                256                  39
    Changes in assets and liabilities:
      Accounts receivable                                                     (3,025)               492              (2,672)
      Inventories                                                             (1,350)               568                (249)
      Other current assets                                                        99                379                 178
      Accounts payable and accrued expenses                                     (489)               (68)              1,938
      Income taxes                                                             1,173               (193)                379
                                                                      ---------------     --------------     ---------------
Net cash provided by operating activities                                      1,342              4,668               1,916
                                                                      ---------------     --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                            (367)              (320)               (272)
Purchases of available-for-sale securities                                      (725)                 -                   -
Cash provided by (used in) discontinued operations                               773               (909)                179
Proceeds from transfer of discontinued operations                              2,350                  -                   -
Other, net                                                                      (896)              (163)               (282)
                                                                      ---------------     --------------     ---------------
Net cash provided by (used in) investing activities                            1,135             (1,392)               (375)
                                                                      ---------------     --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under credit facilities                                          (125)            (1,436)             (1,409)
Capital lease obligations                                                          -                 (6)                (28)
Proceeds from exercise of stock options                                          529                  8                 330
Purchases of Treasury Stock                                                        -               (207)               (393)
                                                                      ---------------     --------------     ---------------
Net cash provided by (used in) financing activities                              404             (1,641)             (1,500)
                                                                      ---------------     --------------     ---------------

Increase in cash and cash equivalents                                          2,881              1,635                  41
Cash and cash equivalents at beginning of year                                 2,169                534                 493
                                                                      ---------------     --------------     ---------------
Cash and cash equivalents at end of year                                     $ 5,050            $ 2,169               $ 534
                                                                      ===============     ==============     ===============


See accompanying notes.

                              CANTEL MEDICAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JULY 31, 2001, 2000 AND 1999

1.    BUSINESS DESCRIPTION

Cantel Medical Corp. ("Cantel") had two wholly-owned operating subsidiaries (collectively known as the "Company") at July 31, 2001. Its United States subsidiary, MediVators, Inc. ("MediVators" or "United States subsidiary") is engaged in the manufacturing, marketing, distribution and service of infection control products. Its Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary") is engaged in the marketing, distribution and service of medical and infection control and scientific products in Canada.

Effective July 31, 2000, Carsen discontinued its Consumer Products business and the results of Consumer Products have been presented as a discontinued operation, as described in note 7 to the Consolidated Financial Statements.

On September 7, 2001, the Company completed its acquisition of Minntech Corporation ("Minntech") which became a wholly-owned subsidiary of Cantel, as more fully described in note 16 to the Consolidated Financial Statements. Minntech is engaged in the development, manufacturing and marketing of disinfection/reprocessing systems for renal dialysis as well as filtration and separation and other products for medical and non-medical applications. The products are available through Minntech's distribution network in the United States and in many international markets.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cantel Medical Corp. and its wholly-owned subsidiaries. Since the Company's acquisition of Minntech was completed subsequent to the end of fiscal 2001, such acquisition had no impact upon the Company's results of operations for any of the periods presented. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue on product sales is recognized as products are shipped to customers or when title passes, net of provisions for sales allowances and similar items. Revenue on service sales is recognized when repairs are completed and the products are shipped to customers.

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

Assets and liabilities of Carsen are translated into United States dollars at year-end exchange rates; sales and expenses are translated using average exchange rates during the year. The cumulative effect of the translation of Carsen's financial statements is presented as a component of accumulated other comprehensive loss. Foreign exchange gains and losses related to the purchase of inventories are included in cost of sales.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

AVAILABLE-FOR-SALE-SECURITIES

Available-for-sale securities are carried at fair value, with the unrealized gain reported as a component of accumulated other comprehensive loss. The securities consist exclusively of equity securities in Minntech purchased for $725,000 during September 2000. Gross unrealized gains on such securities during fiscal 2001 were $332,000.

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

At July 31, 2001, other assets included professional fees and bank financing costs of $2,283,000 associated with the Minntech merger.

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

INCOME TAXES

The Company accounts for income taxes by the liability method in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES".

No income taxes have been provided on the undistributed earnings ($18,982,000 at July 31, 2001) of Carsen since the Company does not intend to repatriate such earnings unless no additional United States taxes would result upon such repatriation.

INTANGIBLE ASSETS

In connection with the acquisition of Chris Lutz Medical, Inc. during fiscal 1998, Cantel acquired intangible assets consisting primarily of customer lists, intellectual property, a non-compete agreement and goodwill. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years. Amortization expense on intangible assets was $143,000, $148,000 and $167,000 for fiscal 2001, 2000 and 1999, respectively.

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

Diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the year plus the dilutive effect of options using the treasury stock method and the average market price for the year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

During fiscal 2001, the Company adopted SFAS 133, as amended, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). Because of the Company's minimal use of hedging activities, the adoption of this statement did not have a significant effect on the financial position or results of operations of the Company.

In the fourth quarter of fiscal 2001, the Company adopted the Financial Accounting Standards Board's Emerging Issues Task Force No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS" ("EITF 00-10"). The adoption of EITF 00-10 has resulted in a reclassification to reflect shipping expenses in cost of sales and related amounts billed to customers in net sales. The effect on the Company's Consolidated Statements of Income was to increase net sales by $293,000, $309,000 and $275,000 in fiscal 2001, 2000 and 1999, respectively, to increase cost of sales by $337,000, $370,000 and $339,000 in fiscal 2001, 2000 and 1999, respectively, and to decrease operating expenses by $44,000, $61,000 and $64,000 in fiscal 2001, 2000 and 1999, respectively. These reclassifications had no effect on income from continuing operations.

In June 2001, the Financial Accounting Standards Board issued SFAS 141, "BUSINESS COMBINATIONS" ("SFAS 141") and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS 142 on August 1, 2001, which is the beginning of fiscal 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position. Goodwill amortization amounted to $35,000 during fiscal 2001.

3.    COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130"), which establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The adoption of SFAS 130 had no impact on the Company's net income and a minimal impact upon stockholders' equity. The Company's comprehensive income for the years ended July 31, 2001, 2000 and 1999 are set forth in the following table:


                                                 Year Ended July 31,
                                          2001         2000        1999
                                       -----------------------------------
Net income                             $4,381,000  $2,684,000   $1,369,000
Other comprehensive income (loss):
  Unrealized gain on securities           332,000           -            -
  Unrealized gain on currency
   hedging                                 31,000           -            -
  Foreign currency translation
   adjustment                            (409,000)    133,000       43,000
                                       ----------- -----------  ----------
Comprehensive income                   $4,335,000  $2,817,000   $1,412,000
                                       =========== ===========  ==========


4.    UNUSUAL CHARGES

During fiscal 1999, the Company discontinued MediVators' medical sharps disposal business, which business had virtually no sales and was not significant to the results of operations for the Company's Infection Control business in fiscal 1999. In connection with this discontinued business, the Company wrote-off its remaining net investment in the amount of $467,000, of which

$452,000 represented inventories and is included within cost of sales.

Additionally, the Company incurred costs of $74,000 in fiscal 1999 related to professional fees associated with the termination of a proposed acquisition.

5.    HEDGING ACTIVITIES

Effective August 1, 2000, the Company adopted SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings.

The Company's Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. Total commitments for such foreign currency forward contracts amounted to $3,750,000 (United States dollars) at July 31, 2001 and cover a portion of Carsen's projected purchases of inventories through October 2001. These foreign currency forward contracts are designated as hedges, and therefore recognition of gains and losses is deferred within other comprehensive income until settlement of the underlying commitments. Realized gains and losses are recorded within cost of sales upon settlement. The Company does not hold any derivative financial instruments for speculative or trading purposes.

The adoption of SFAS 133 on August 1, 2000 did not have a material impact on operations; however, it resulted in a $107,000 gain being recorded in other comprehensive income. During fiscal 2001, this entire gain of $107,000 was included in income. Additionally, the fair value of the Company's derivatives was $31,000 at July 31, 2001, which resulted in the recording of an unrealized gain of $31,000 during fiscal 2001. The entire July 31, 2001 deferred gain of $31,000 will be recognized in earnings during fiscal 2002.

6.    INVENTORIES

A summary of inventories is as follows:


                                              July 31,
                                        2001            2000
                                      ----------     ----------
                  Parts               $2,294,000     $1,811,000
                  Finished Goods       5,872,000      5,181,000
                                      ----------     ----------
                  Total               $8,166,000     $6,992,000
                                      ==========     ==========


7.    DISCONTINUED OPERATIONS

On October 6, 2000, Carsen closed a transaction under an Asset Purchase Agreement (the "Purchase Agreement") with Olympus America Inc. ("Olympus") pursuant to which Carsen terminated its consumer products business and sold its inventories of Olympus consumer products to Olympus. The transaction had an effective date of July 31, 2000.

The purchase price for the inventory was $1,026,000, net of adjustments related to estimated warranty claims and promotional program expenses payable to Carsen's customers. During fiscal 2001, Carsen also received additional consideration from Olympus under the Purchase Agreement, including amounts related to transition services provided by Carsen subsequent to July 31, 2000. Such consideration included (i) fixed cash amounts aggregating approximately $615,000 and (ii) $619,000, representing twelve and one-half percent (12 1/2%) of Olympus' net sales of consumer products in Canada in excess of $8,000,000 during the period from August 1, 2000 through March 31, 2001. No additional amounts are due from Olympus.

The discontinuance of the Consumer Products business has been reflected as a discontinued operation and is presented separately in the Company's Consolidated Financial Statements.

Operating results of the Consumer Products business, including results related to the disposal of the business, are as follows:


                                                 Year Ended July 31,
                                           2001         2000         1999
                                      ---------------------------------------
Net sales                             $         -   $15,825,000  $12,557,000
                                      ============  ============ ============

Pretax operating loss                 $         -   $  (164,000) $  (531,000)
Income tax benefit                              -       (67,000)    (240,000)
                                      ------------  ------------ ------------
Loss from discontinued operations     $         -   $   (97,000) $  (291,000)
                                      ============  ============ =============


Pretax gain on disposal               $   380,000   $    36,000  $         -
Income tax expense                        155,000        86,000            -
                                      ------------   ----------  ------------
Gain (loss) on disposal               $   225,000   $   (50,000) $         -
                                      ============  ============ ============


The components of net assets (liabilities) related to the discontinued business in the Consolidated Balance Sheets and the activity during fiscal 2001 are set forth below:


                               July 31,  Cash Received     Other     Gain (Loss)   July 31,
                                2000     From Olympus   Settlements  on Disposal     2001
                            -----------  ------------  ------------  -----------  -----------
Trade accounts receivable,
  net of allowance for
  doubtful accounts of
  $99,000 at July 31, 2000  $3,047,000   $         -   $(3,132,000)   $  85,000  $         -
Consideration due under
  Purchase Agreement         1,989,000    (2,350,000)       13,000      348,000            -
Inventories                    235,000             -       (84,000)    (151,000)           -
Accounts payable            (1,531,000)            -     1,531,000            -            -
Accrued expenses:
  Customer promotions         (332,000)            -       227,000      105,000            -
  Compensation and other      (313,000)            -       224,000       (7,000)     (96,000)
                            -----------  ------------  ------------ ------------  -----------
Net assets (liabilities)
  related to discontinued
  business                  $3,095,000   $(2,350,000)  $(1,221,000)  $  380,000   $  (96,000)
                            ===========  ============  ============  ===========  ============


At July 31, 2001, net liabilities related to the discontinued business are included within other accrued expenses.

8.    FINANCING ARRANGEMENTS

At July 31, 2001, the Company had a credit facility which provided for (i) a $2,500,000 revolving credit facility for Cantel and MediVators and (ii) a $5,000,000 (United States dollars) revolving credit facility for Carsen, both of which revolving credit facilities were to expire on February 22, 2004, and (iii) a $12,500,000 acquisition facility available to Cantel and MediVators for permitted acquisitions in the United States through February

22, 2003. At July 31, 2001, the Company had no outstanding borrowings under this credit facility, and at July 31, 2000 the Company had outstanding borrowings of $125,000 under a prior credit facility.

In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of banks (collectively the "U.S. Lenders") (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. Lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as for future working capital requirements for the U.S. businesses of Cantel, including Minntech and MediVators (the "U.S. Borrowers") and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") used for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expire on September 7, 2006.

Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. Lenders and the Canadian Lender were 5.00% and 5.25%, respectively, at October 5, 2001. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap agreement covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

The Term Loan Facility and the U.S. Revolving Credit Facility provide for available borrowings based upon percentages of the U.S. Borrowers' eligible accounts receivable and inventories; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers (including a pledge of the stock of Minntech and MediVators owned by Cantel and 65% of the outstanding shares of Carsen stock owned by Cantel); and are guaranteed by the U.S. Borrowers. The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the Canadian Borrower's eligible accounts receivable and inventories; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower.

On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility. Such borrowings are at interest rates of 3.25% above LIBOR.

9.    INCOME TAXES

The provision for income taxes consists of the following:


                                  Year Ended July 31,
                 2001                   2000                    1999
       ------------------------------------------------------------------------
         Current      Deferred   Current      Deferred    Current     Deferred
       ------------------------------------------------------------------------
United
 States $  200,000   $       -  $   74,000   $      -    $   22,000   $     -
Canada   2,651,000           -   2,008,000      3,000     1,875,000    39,000
        ----------   ---------  ----------   ---------   ----------  ---------

Total   $2,851,000   $       -  $2,082,000   $  3,000    $1,897,000  $ 39,000
        ==========   =========  ==========   =========   ==========  =========


The components of income (loss) from continuing operations before income taxes are as follows:


                                Year Ended July 31,
                     2001            2000            1999
                 ----------------------------------------------
United States    $  630,000       $  338,000      $ (556,000)
Canada            6,377,000        4,578,000       4,152,000
                 -----------      ----------      -------------
Total            $7,007,000       $4,916,000      $3,596,000
                 ===========      ==========      =============


The effective tax rate differs from the United States statutory tax rate (34%) due to the following:


                                               Year Ended July 31,
                                         2001         2000           1999
                                     ------------------------------------------
Expected statutory tax expense       $2,382,000   $1,671,000     $1,223,000
Canadian dividend withholding
  taxes                                  18,000       50,000         21,000
Differential attributable to
  Canadian operations                   483,000      454,000        502,000
Utilization of NOLs                    (152,000)    (100,000)             -
Benefit not recognized on
  domestic operating losses                   -            -        189,000
State and local taxes                   120,000       10,000          1,000
                                     ----------   -----------    ----------
Total                                $2,851,000   $2,085,000     $1,936,000
                                     ==========   ===========    ==========


Deferred income taxes recorded in the consolidated balance sheets at July 31, 2001 and 2000 include deferred tax assets related to net operating loss carryforwards ("NOLs") and cumulative temporary differences of $5,032,000 and $5,401,000, respectively, which have been fully offset by valuation allowances, as well as deferred tax liabilities of $77,000 and $348,000, respectively. The valuation allowances have been established equal to the full amount of the deferred tax assets, as the Company was not assured at July 31, 2001 and 2000 that it was more likely than not that a benefit will be realized. The valuation allowance related to the Company's NOLs and cumulative temporary differences will be reversed in connection with the purchase price allocation for the Minntech acquisition, based upon an assessment of the combined companies expected future results of operations.

For financial statement and domestic tax reporting purposes, the Company has NOLs of approximately $14,065,000 at July 31, 2001, which expire through July 31, 2021. Of this amount, approximately $640,000 represents NOLs accumulated by MediVators prior to the MediVators merger, which may only be used against the future earnings of MediVators and are subject to annual limitations due to an ownership change. The NOLs presented are based upon the tax returns as filed and are subject to examination by the Internal Revenue Service.

10.   COMMITMENTS AND CONTINGENCIES

DISTRIBUTION AGREEMENTS

      OLYMPUS/CARSEN AGREEMENT

The majority of Carsen's sales of medical and scientific products have been made pursuant to an agreement (the "Olympus Agreement") with Olympus under which Olympus has granted Carsen the exclusive right to distribute the covered Olympus products in Canada. All products sold by Carsen pursuant to the agreement bear the "Olympus" trademark. The Olympus Agreement expires on March 31, 2004. If Carsen fulfills its obligations under the Olympus Agreement, the parties will establish new minimum purchase requirements and extend the Olympus Agreement through March 31, 2006.

During the term of the Olympus Agreement and for one year thereafter, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreement.

The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of medical equipment, precision instruments and industrial technology equipment. The aggregate annual minimum purchase obligations for all such products are approximately $17.0 million, $18.8 million and $21.0 million during the contract years ending March 31, 2002, 2003 and 2004, respectively.

The Olympus Agreement generally prohibits both Olympus and Carsen from hiring any employee of the other party for a period of one year after the conclusion of the employee's employment with such other party. This prohibition remains in effect during the term of the Olympus Agreement and the first year thereafter.

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

This agreement provides for minimum purchase projections. Failure by Olympus to achieve the minimum purchase projections in any contract year could give MediVators the option to terminate the agreement. Net sales to Olympus accounted for 18.4%, 15.8% and 12.7% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively.

Sales to Olympus are recognized on a bill and hold basis based upon the receipt of a written purchase order from Olympus, the completion date specified in the order, the actual completion of the manufacturing process and the invoicing of goods. At July 31, 2001 and 2000, accounts receivable included bill and hold receivables of approximately $867,000 and $897,000, respectively.

LEASE OBLIGATIONS

Aggregate future minimum rental commitments at July 31, 2001 under operating leases for property (including a new lease entered into by MediVators in September 2001 but excluding Minntech) and equipment are as follows:


             Year Ending July 31,
                  2002                         $  504,000
                  2003                            497,000
                  2004                            466,000
                  2005                            447,000
                  2006                            217,000
                  Thereafter                       31,000
                                               ----------
                  Total rental commitments     $2,162,000
                                               ==========


Rent expense aggregated $502,000, $429,000 and $440,000 for fiscal 2001, 2000 and 1999, respectively, which includes amounts previously allocated to the discontinued operations.

11.   STOCKHOLDERS' EQUITY

An aggregate of 250,000 shares of Common Stock was reserved for issuance or available for grant under the Company's 1991 Employee Stock Option Plan (the "1991 Employee Plan"), which expired in fiscal 2001. All options outstanding at July 31, 2001 under the 1991 Employee Plan have a term of five years and are exercisable in full. At July 31, 2001, options to purchase 12,500 shares of Common Stock were outstanding under the 1991 Employee Plan. No additional options will be granted under the 1991 Employee Plan.

An aggregate of 1,000,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1997 Employee Stock Option Plan, as amended (the "1997 Employee Plan"), through October 15, 2007. Options under the 1997 Employee Plan are granted at no less than 100% of the market price at the time of the grant, typically become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. At July 31, 2001, options to purchase 393,000 shares of Common Stock were outstanding under the 1997 Employee Plan and 545,875 shares were available for grant.

An aggregate of 200,000 shares of Common Stock was reserved for issuance or available for grant under the Company's 1991 Directors' Stock Option Plan (the "1991 Directors' Plan"), which expired in fiscal 2001. All options outstanding at July 31, 2001 under the 1991 Directors' Plan have a term of ten years and are exercisable in full. At July 31, 2001, options to purchase 101,000 shares of Common Stock were outstanding under the 1991 Directors' Plan. No additional options will be granted under the 1991 Directors' Plan.

An aggregate of 200,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1998 Directors' Stock Option Plan (the "1998 Directors' Plan"). Options under the

1998 Directors Plan are granted to directors only at no less than 100% of the market price at the time of grant. Under the plan, options to purchase 1,000 shares are granted annually on the last business day of the Company's fiscal year to each member of the Company's Board of Directors. The annual options are exercisable, as to 50% of the number of shares, on the first anniversary of the grant of such options and are exercisable for the balance of such shares on the second anniversary of the grant of such options. On a quarterly basis, options to purchase 500 shares are granted to each member of the Company's Board, except for employees of the Company, in attendance at that quarter's Board of Directors meeting. The quarterly options are exercisable immediately. Options granted prior to July 31, 2000 have a term of ten years and options granted on or after July 31, 2000 have a term of five years. At July 31, 2001, options to purchase 37,500 shares of Common Stock were outstanding under the 1998 Directors' Plan and 162,500 shares were available for grant.

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

In accordance with the provisions of SFAS 123, the Company has elected to follow APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS 123, income and diluted earnings per share from continuing operations would have been $3,702,000 and $0.75, respectively, for fiscal 2001, $2,458,000 and $0.55, respectively, for fiscal 2000 and $1,288,000 and $0.28, respectively, for fiscal 1999. The pro forma effect on income from continuing operations for these years may not be representative of the pro forma effect on income from continuing operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions: expected dividend yield of 0%; expected stock price volatility ranging from .31 to .69; risk-free interest rate at date of grant ranging from 3.59% to 6.19%; and expected weighted average option lives of 1-10 years. Additionally, all options were considered to be non-deductible for tax purposes in the valuation model. The weighted average fair value of options granted in fiscal 2001, 2000 and 1999 was $7.29, $2.65 and $2.76 per share, respectively.

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

A summary of stock option activity follows:

                                                        Weighted
                                         Number          Average
                                       of Shares     Exercise Price
                                       ---------     --------------
     Outstanding at July 31, 1998       695,163          $5.03
       Granted                          305,000           6.36
       Canceled                         (88,944)          6.20
       Exercised                       (158,064)          2.23
                                       ---------
     Outstanding at July 31, 1999       753,155           6.02
       Granted                          146,500           5.48
       Canceled                         (52,595)          6.07
       Exercised                        (79,275)          2.59
                                       ---------
     Outstanding at July 31, 2000       767,785           6.27
       Granted                          181,500          10.09
       Canceled                         (55,489)          7.94
       Exercised                       (135,939)          5.53
                                       ---------
     Outstanding at July 31, 2001       757,857          $7.19
                                       =========

     Exercisable at July 31, 1999       426,365          $5.63
                                       =========

     Exercisable at July 31, 2000       449,827          $6.52
                                       =========

     Exercisable at July 31, 2001       444,148          $6.98
                                       =========


The following table summarizes additional information related to stock options outstanding at July 31, 2001:

                                Options Outstanding                 Options Exercisable
                    ----------------------------------------  -----------------------------
                                       Weighted
                                        Average
                                       Remaining    Weighted                      Weighted
                         Number       Contractual   Average        Number         Average
   Range of           Outstanding        Life       Exercise     Exercisable      Exercise
   Exercise Prices  at July 31, 2001   (Months)      Price    at July 31, 2001      Price
   ---------------  ----------------  -----------   --------  ----------------  -----------
   $1.75  - $ 4.00       17,500           18         $3.08          17,500         $3.08
   $4.25  - $ 6.81      347,607           60         $5.66         173,564         $5.71
   $7.00  - $10.25      392,750           84         $8.72         253,084         $8.11
                        -------                                    -------
   $1.75  - $10.25      757,857           72         $7.19         444,148         $6.98
                        =======                                    =======


12. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                               Year Ended July 31,
                                          2001        2000        1999
                                       ----------------------------------
   Numerator for basic
     and diluted earnings
     per share:
     Income from continuing
       operations                      $4,156,000  $2,831,000  $1,660,000
     Gain (loss) from
       discontinued operations            225,000    (147,000)   (291,000)
                                       ----------  ----------  ----------
     Net income                        $4,381,000  $2,684,000  $1,369,000
                                       ==========  ==========  ==========

   Denominator for basic
      and diluted earnings
      per share:
      Denominator for basic
       earnings per share -
       weighted average number
       of shares outstanding            4,471,623   4,411,805   4,394,406

      Dilutive effect of options
       using the treasury stock
       method and the average
       market price for the
       year                               438,555      67,676     196,934
                                       ----------  ----------  ----------

      Denominator for diluted
       earnings per share -
       weighted average number
       of shares and common
       stock equivalents                4,910,178   4,479,481   4,591,340
                                       ==========  ==========  ==========

      Basic earnings per share:
       Continuing operations               $ 0.93      $ 0.64      $ 0.38
       Discontinued operations               0.05       (0.03)      (0.07)
                                       ----------  ----------  ----------
       Net income                          $ 0.98      $ 0.61      $ 0.31
                                       ==========  ==========  ==========

      Diluted earnings per share:
       Continuing operations               $ 0.85      $ 0.63      $ 0.36
       Discontinued operations               0.04       (0.03)      (0.06)
                                       ----------  ----------  ----------
       Net income                          $ 0.89      $ 0.60      $ 0.30
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

13.   RETIREMENT PLANS

The Company has a 401(k) Savings and Retirement Plan for the benefit of eligible United States employees. Contributions by the Company are both discretionary and non-discretionary and are limited in any year to the amount allowable by the Internal Revenue Service.

Carsen has a profit-sharing plan for the benefit of eligible employees. Contributions by Carsen are discretionary and aggregate contributions are limited in any year to the amount allowable as a deduction in computing taxable income.

Aggregate contributions under these plans were $232,000, $181,000 and $108,000 for fiscal 2001, 2000 and 1999, respectively.

14.   SUPPLEMENTAL INCOME STATEMENT AND CASH FLOW INFORMATION

Advertising costs charged to expenses were $26,000, $13,000 and $63,000 for fiscal 2001, 2000 and 1999, respectively.

Interest paid was $19,000, $228,000 and $280,000 for fiscal 2001, 2000 and 1999, respectively.

Income tax payments, which related principally to the Company's Canadian subsidiary, were $1,905,000, $2,082,000 and $1,319,000 for fiscal 2001, 2000 and
1999, respectively.

15. INFORMATION AS TO OPERATIONS IN DIFFERENT INDUSTRIES AND FOREIGN AND DOMESTIC OPERATIONS

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

(a)   Information as to operating segments is summarized below:


                                                Year Ended July 31,
                                        2001           2000           1999
                                   -------------------------------------------
Net sales from continuing
 operations:
 Medical Products                  $22,209,000     $17,216,000    $16,994,000
 Infection Control
   Products                         12,868,000      11,079,000      9,433,000
Scientific Products                  8,214,000       8,254,000      6,889,000
 Product Service                     6,491,000       5,508,000      5,271,000
 Elimination of inter-
   company sales of
   Infection Control
   Products                           (787,000)       (760,000)      (767,000)
                                   ------------    ------------   ------------
Total                              $48,995,000     $41,297,000    $37,820,000
                                   ============    ============   ============

Operating income from continuing
 operations:
 Medical Products                  $ 4,277,000     $ 2,909,000    $ 3,038,000
 Infection Control
   Products (1)                      2,232,000       1,599,000        412,000
Scientific Products                    343,000         531,000        231,000
 Product Service                     2,187,000       1,878,000      1,600,000
 Elimination of inter-
   company operating
   (loss) income of
   Infection Control Products          (14,000)          1,000        (25,000)
                                    -----------    ------------   ------------
                                     9,025,000       6,918,000      5,256,000
General corporate expenses          (2,060,000)     (1,777,000)    (1,389,000)
Interest income (expense)               42,000        (225,000)      (271,000)
                                   ------------    ------------   ------------
Income from continuing
  operations before income
  taxes(1)                         $ 7,007,000     $ 4,916,000    $ 3,596,000
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

                                                Year Ended July 31,
                                       2001           2000            1999
                                   -------------------------------------------
Identifiable assets:
 Medical Products                  $11,242,000     $ 7,830,000    $ 8,637,000
Infection Control
 Products                            5,392,000       4,732,000      5,317,000
 Scientific Products                 4,592,000       5,226,000      4,865,000
 Product Service                     2,129,000       1,825,000      1,819,000
 General corporate (principally
 cash and cash equivalents)          8,574,000       2,247,000        843,000
                                   -----------     -----------    -----------
   Continuing operations            31,929,000      21,860,000     21,481,000
 Discontinued operations                     -       3,095,000      2,245,000
                                   -----------     -----------    -----------
Total                              $31,929,000     $24,955,000    $23,726,000
                                   ===========     ===========    ===========


Capital expenditures:
 Medical Products                  $   105,000     $    83,000    $   122,000
 Infection Control
   Products                            135,000         135,000         66,000
Scientific Products                     38,000          41,000         49,000
 Product Service                        27,000          25,000         35,000
 General corporate                      62,000          36,000              -
                                   -----------     -----------    -----------
   Continuing operations               367,000         320,000        272,000
 Discontinued operations                     -          76,000         90,000
                                   -----------     -----------    -----------
Total                              $   367,000     $   396,000    $   362,000
                                   ===========     ===========    ===========


Depreciation and amortization:
 Medical Products                  $   153,000     $   100,000    $    85,000
 Infection Control
   Products                            286,000         286,000        265,000
 Scientific Products                    56,000          40,000         41,000
 Product Service                        40,000          32,000         24,000
 General corporate                      18,000           5,000          4,000
                                   -----------     -----------    -----------
   Continuing operations               553,000         463,000        419,000
 Discontinued operations                     -          87,000         63,000
                                   -----------     -----------    -----------
Total                              $   553,000     $   550,000    $   482,000
                                   ===========     ===========    ===========

(b)      Information as to geographic areas is summarized below:

                                               Year Ended July 31,
                                       2001           2000            1999
                                   -------------------------------------------
Net sales from continuing
  operations:
   United States                   $12,721,000     $10,729,000    $ 9,141,000
   Canada                           36,274,000      30,568,000     28,679,000
                                   -----------     -----------    -----------
Total                              $48,995,000     $41,297,000    $37,820,000
                                   ===========     ===========    ===========




Total assets:
   United States                   $10,423,000     $ 5,696,000    $ 5,573,000
   Canada                           21,506,000      19,259,000     18,153,000
                                   -----------     -----------    -----------
Total                              $31,929,000     $24,955,000    $23,726,000
                                   ===========     ===========    ===========

16.   ACQUISITION OF MINNTECH CORPORATION (UNAUDITED)

On September 7, 2001, the Company completed its acquisition of Minntech Corporation ("Minntech"), a public company based in Plymouth, Minnesota, in a merger transaction. Since the merger and the new credit facilities were completed subsequent to the end of fiscal 2001, the acquisition had no impact upon the Company's results of operations for any of the periods presented.

Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and
 .2216 of a share of Cantel common stock having a value of $4.25. With respect to the stock portion of the consideration, Cantel issued 1,467,592 shares of common stock in the merger. The total consideration for the transaction was approximately $70.3 million, excluding transaction costs. The transaction will be accounted for as a purchase and in accordance with the provisions of SFAS
141.

In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities, as discussed in note 8 to the Consolidated Financial Statements.

Minntech is a leader in the development, manufacturing, and marketing of disinfection/reprocessing systems for renal dialysis as well as filtration and separation and other products for medical and non-medical applications. The products are available through Minntech's distribution network in the United States and in many international markets.

Set forth below are selected unaudited pro forma consolidated financial data for the transaction. The selected unaudited pro forma consolidated statement of income data for fiscal 2001 combines information from consolidated statements of income of Cantel and Minntech as if the merger had been completed on August 1, 2000, the first day of fiscal 2001. The selected unaudited pro forma consolidated balance sheet data combines information from the balance sheets of Cantel and Minntech as if the merger had been completed on July 31, 2001. This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results or financial position of the combined company might have been had the merger actually occurred at these dates, nor does it necessarily indicate what the combined company's future operating results or financial position will be. This information also does not reflect any cost savings from operating efficiencies or other improvements which may be achieved by combining the companies.

      Selected unaudited pro forma consolidated statement of income data:

                                                   Year Ended
                                                  July 31, 2001
                                                  -------------
         Net sales                                $127,926,000
         Income from continuing operations           3,920,000
         Earnings from continuing operations:
             Basic                                $       0.66
             Diluted                              $       0.61
         Weighted average common shares:
             Basic                                   5,940,000
             Diluted                                 6,378,000

         Selected unaudited pro forma consolidated balance sheet data:

                                                 July 31, 2001
                                                 -------------
         Total assets                             $114,943,000
         Current assets                             64,089,000
         Current liabilities                        31,113,000
         Long-term debt                             32,000,000
         Stockholders' equity                     $ 49,843,000
         Common shares outstanding                   6,027,000

The results presented in the selected unaudited pro forma consolidated statement of income data have been prepared using the following assumptions: (i) cost of sales reflects a step-up in the cost basis of Minntech's inventories; (ii) amortization of intangible assets and depreciation of fixed assets based upon preliminary estimates of the fair values of such assets using estimated useful lives of seven years for all such assets;
(iii) in accordance with the provisions of SFAS 142, no amortization expense for the goodwill generated as a result of the merger has been reflected; (iv) interest expense on the senior bank debt at an effective interest rate of 7% per annum; and (v) calculation of the income tax effects of the pro forma adjustments.

The selected unaudited pro forma consolidated balance sheet data has been prepared using the following assumptions: (i) issuance of 1,467,592 shares of common stock in the merger; (ii) use of existing cash to fund a portion of the cash consideration given to Minntech shareholders as well as costs related to the merger; (iii) obtaining senior bank debt of approximately $34 million to finance a portion of the $6.25 per share cash consideration given to former Minntech shareholders for each outstanding share of Minntech common stock; (iv) preliminarily allocating the purchase price to the net assets of Minntech acquired in the transaction based upon the estimated fair values of the tangible and intangible assets acquired and the liabilities assumed, and to further record the remaining excess purchase price as goodwill (the purchase adjustments made in connection with the development of the selected unaudited pro forma information are preliminary and have been estimated solely for purposes of developing such information). Minntech has recorded an estimated liability of $1,900,000 at June 30, 2001 related to certain state sales and use tax exposures; such liability will be evaluated after the resolution of this contingency, and adjusted if necessary as part of the purchase price allocation.

Minntech's results of operations for the twelve months ended July 31, 2001 included charges of approximately $1,540,000 for sales and use taxes and $300,000 in legal and consulting expenses associated with the merger. Without these charges and the related income taxes, pro forma consolidated income from operations for fiscal 2001 would have been approximately $5,015,000, and pro forma consolidated basic and diluted earnings per share would have been $0.84 and $0.79, respectively.

                              CANTEL MEDICAL CORP.


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     COLUMN A         COLUMN B      COLUMN C      COLUMN D      COLUMN E
------------------------------------------------------------------------

                     BALANCE AT                                BALANCE
                     BEGINNING                    DEDUCTIONS   AT END
                     OF PERIOD      ADDITIONS    (RECOVERIES)  OF PERIOD
                     ---------------------------------------------------
Allowance for
doubtful accounts:

 Continuing operations:

  Year ended
  July 31, 2001      $ 66,000      $  9,000       $ 13,000     $ 62,000
                     ==================================================


  Year ended
  July 31, 2000      $ 40,000      $ 39,000       $ 13,000     $ 66,000
                     ==================================================


  Year ended
  July 31, 1999      $ 40,000      $ 49,000       $ 49,000     $ 40,000
                     ==================================================


 Discontinued operations:


  Year ended
  July 31, 2001      $ 99,000      $      -       $ 99,000     $      -
                     ==================================================


  Year ended
  July 31, 2000      $ 41,000      $ 81,000       $ 23,000     $ 99,000
                     ==================================================

  Year ended
  July 31, 1999      $ 22,000      $ 12,000       $ (7,000)    $ 41,000
                     ==================================================