Form 10-Q
period 2001-10-31
CANTEL MEDICAL CORP
filed 2001-12-17
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


        / X /   Quarterly Report pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
          For the quarterly period ended October 31, 2001.

                                       or


        /   /   Transition Report pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
          For the transition period from _____ to _____.


                         Commission file number: 0-6132


                              CANTEL MEDICAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                22-1760285
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)


150 Clove Road, Little Falls, New Jersey                                   07424
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

Number of shares of Common Stock outstanding as of December 7, 2001: 6,054,743.

                         PART I - FINANCIAL INFORMATION
                              CANTEL MEDICAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                                     October 31,     July 31,
ASSETS                                                  2001          2001
                                                     -----------    ---------
Current assets:
  Cash and cash equivalents                           $  8,264       $ 5,050
  Available-for-sale securities                              -         1,057
  Accounts receivable, net                              21,837        11,768
  Inventories:
    Raw materials                                        6,385         2,294
    Work-in-process                                      1,895             -
    Finished goods                                      10,101         5,872
                                                     -----------    ---------
      Total inventories                                 18,381         8,166
                                                     -----------    ---------
  Deferred income taxes                                  3,567            49
  Prepaid expenses and other current assets              1,715           404
                                                     -----------    ---------
Total current assets                                    53,764        26,494
Property and equipment, net                             23,825           844
Intangible assets, net                                   8,204           622
Goodwill                                                15,194           585
Deferred income taxes                                    5,044             -
Other assets                                             3,296         3,384
                                                     -----------    ---------
                                                      $109,327       $31,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                   $  2,000       $     -
  Accounts payable                                       6,083         4,115
  Compensation payable                                   2,351         1,337
  Other accrued expenses                                 6,899         2,562
  Income taxes payable                                   1,003         1,811
                                                     -----------    ---------
Total current liabilities                               18,336         9,825

Long-term debt                                          32,000             -
Deferred income taxes                                    6,945            77
Other long-term liabilities                              1,767             -

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                 -             -
  Common Stock, $.10 par value; authorized 12,000,000
    shares; October 31 - 6,227,376 shares issued and
    6,053,493 shares outstanding; July 31 - 4,733,159
    shares issued and 4,559,276 shares outstanding         623           473
  Additional capital                                    48,399        20,240
  Retained earnings                                      5,247         4,477
  Accumulated other comprehensive loss                  (2,970)       (2,143)
  Treasury Stock, at cost; October 31 and
    July 31 - 173,883 shares                            (1,020)       (1,020)
                                                     -----------    ---------
Total stockholders' equity                              50,279        22,027
                                                     -----------    ---------
                                                      $109,327       $31,929
                                                     ===========    =========


See accompanying notes.

                              CANTEL MEDICAL CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                  Three Months Ended
                                                      October 31,
                                                    2001        2000
                                                  -------     -------
Net sales:
  Product sales                                   $19,349     $ 7,233
  Product service                                   1,816       1,486
                                                  -------     -------
Total net sales                                    21,165       8,719
                                                  -------     -------
Cost of sales:
  Product sales                                    12,055       4,265
  Product service                                   1,111         799
                                                  -------     -------
Total cost of sales                                13,166       5,064
                                                  -------     -------

Gross profit                                        7,999       3,655

Expenses:
  Selling                                           2,630       1,269
  General and administrative                        3,027       1,080
  Research and development                            724         199
                                                  -------     -------
Total operating expenses                            6,381       2,548
                                                  -------     -------

Income before interest expense,
  other income and income taxes                     1,618       1,107

Interest expense, net                                 382           4
Other income                                           (7)         (7)
                                                  -------     -------

Income before income taxes                          1,243       1,110

Income taxes                                          473         461
                                                  -------     -------

Net income                                        $   770     $   649
                                                  =======     =======

Earnings per common share:
  Basic                                           $  0.14     $  0.15
                                                  =======     =======

  Diluted                                         $  0.13     $  0.14
                                                  =======     =======


See accompanying notes.

                              CANTEL MEDICAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                             October 31,
                                                         2001          2000
                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $  770        $  649
Adjustments to reconcile net income to net
cash used in operating activities:
    Depreciation and amortization                          503           139
    Amortization and write-off of debt issuance costs      155             -
    Changes in assets and liabilities:
       Accounts receivable                               1,987         2,688
       Inventories                                          76        (1,885)
       Prepaid expenses and other current assets           (32)          (88)
       Accounts payable and accrued expenses            (4,663)       (3,325)
       Income taxes                                     (2,235)         (145)
                                                       --------      --------
Net cash used in operating activities                   (3,439)       (1,967)
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (130)         (130)
Purchases of available-for-sale securities                   -          (725)
Acquisition of Minntech, net of cash acquired          (25,923)            -
Cash (used in) provided by discontinued operations         (34)        1,289
Proceeds from transfer of discontinued operations            -         1,231
Other, net                                                 (45)         (311)
                                                       --------      --------
Net cash (used in) provided by investing activities    (26,132)        1,354
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities, net of debt
  issuance costs                                        32,625            60
Repayments of credit facilities                              -          (123)
Proceeds from exercise of stock options                    160            30
                                                       --------      ---------
Net cash provided by (used in) financing activities     32,785           (33)
                                                       --------      --------

Increase (decrease) in cash and cash equivalents         3,214          (646)
Cash and cash equivalents at beginning of period         5,050         2,169
                                                       --------      ----------
Cash and cash equivalents at end of period             $ 8,264       $ 1,523
                                                       ========      ==========


See accompanying notes.

                              CANTEL MEDICAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Medical Corp. (the "Company" or "Cantel") on Form 10-K for the fiscal year ended July 31, 2001, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

         Cantel had two wholly-owned operating subsidiaries at July 31, 2001. Its United States subsidiary, MediVators, Inc. ("MediVators") is engaged in the manufacturing, marketing, distribution and service of infection control products. Its Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary") is engaged in the marketing, distribution and service of medical and infection control and scientific products in Canada. On September 7, 2001, the Company completed its acquisition of Minntech Corporation ("Minntech") which became a wholly-owned subsidiary of Cantel. Minntech, which is based in the United States and has operations in the Netherlands, is engaged in the development, manufacturing and marketing of disinfection/reprocessing systems for renal dialysis as well as filtration and separation and other products for medical and non-medical applications.

         The unaudited interim financial statements reflect all adjustments (consisting only of those of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

         The condensed consolidated balance sheet at July 31, 2001 was derived from the audited consolidated balance sheet of the Company at that date.

         Certain items in the October 31, 2000 financial statements have been reclassified from statements previously presented to conform to the presentation of the October 31, 2001 financial statements.

Note 2.  ACQUISITION OF MINNTECH CORPORATION

         On September 7, 2001, the Company completed its acquisition of Minntech Corporation ("Minntech"), a public company based in Plymouth, Minnesota, in a merger transaction.

         Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and .2216 of a share of Cantel common stock having a value of $4.25. With respect to the stock portion of the consideration, Cantel issued 1,467,592 shares of common stock in the merger. The total consideration for the transaction, including transaction costs, was approximately $77.9 million (including cash of $41,392,000, shares of Cantel common stock with a fair market value of $28,148,000, Cantel's existing investment in Minntech of $725,000 and transaction costs, including severence obligations, of approximately $7,600,000). The transaction was accounted for as a purchase and in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS")
No. 141,"Business Combinations" ("SFAS 141").

         In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities, as discussed in note 8 to the Condensed Consolidated Financial Statements.

         The assets acquired and assumed liabilities were preliminarily allocated as follows: cash $17,395,000; accounts receivable $12,353,000; inventories $10,539,000; other current assets $4,809,000; fixed assets $23,230,000; intangible assets $7,705,000 (with estimated useful lives ranging from 2-14 years); other noncurrent assets $594,000; current liabilities $9,750,000; noncurrent deferred compensation $1,767,000; and long-term deferred income tax liabilities $5,922,000. Current liabilities include an estimated liability recorded by Minntech of approximately $1,900,000 related to certain state sales and use tax exposures. Cantel will evaluate this contingency and reflect any change to the liability balance as an adjustment of the preliminary purchase price allocation. Additionally, in conjunction with the purchase price accounting, Cantel reversed the valuation allowance associated with its deferred tax assets originating from NOL's, resulting in $4,083,000 of net deferred tax assets. The excess purchase price of $14,609,000 was assigned to goodwill.

         Selected unaudited pro forma consolidated statement of income data assuming that Minntech was included in the Company's results of operations as of the beginning of the periods ended October 31, 2001 and 2000 is as follows:

                                                Three Months Ended
                                                    October 31,
                                             -------------------------
                                                2001          2000
                                             -----------  ------------
     Net sales                               $28,990,000  $27,177,000
     Net income                                  339,000    1,910,000
     Earnings per share:
       Basic                                       $0.06        $0.32
       Diluted                                     $0.05        $0.31
     Weighted average common shares:
       Basic                                   6,034,000    5,907,000
       Diluted                                 6,551,000    6,138,000

         This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the merger actually occurred at these dates, nor does it necessarily indicate what the combined company's future operating results will be. Included in these pro forma results of operations was the adverse impact at Minntech for the three months ended October 31, 2001 of a $438,000 charge to cost of sales related to the sale of inventories which carried a step-up in value recorded as part of the purchase accounting, a foreign currency loss of $184,000, and provisions for two uncollectible accounts receivable aggregating $199,000; for the three months ended October 31, 2000, these pro forma results of operations include the positive impact at Minntech of a $388,000 gain related to the cancellation of a finite risk insurance policy and a foreign currency gain of $237,000. This information also does not reflect any cost savings from operating efficiencies or other improvements which may be achieved by combining the companies.

Note 3.  RECENT ACCOUNTING PRONOUNCEMENT

         In June 2001, the Financial Accounting Standards Board issued SFAS 141, "BUSINESS COMBINATIONS" ("SFAS 141") and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company adopted SFAS 142 on August 1,

2001, which is the beginning of fiscal 2002. At October 31, 2001, substantially all of the Company's goodwill relates to the acquisition of Minntech in September 2001.

Note 4.  COMPREHENSIVE INCOME

         The Company's comprehensive income for the three months ended October 31, 2001 and 2000 is set forth in the following table:

                                                Three Months Ended
                                                    October 31,
                                             ------------------------
                                                2001         2000
                                             ----------- ------------
  Net income                                 $  770,000  $  649,000
  Other comprehensive income (loss):
    Unrealized loss on securities                     -     (17,000)
    Unrealized (loss) gain on
      currency hedging                           (1,000)     48,000
    Foreign currency translation               (494,000)   (444,000)
                                             ----------- ------------
  Comprehensive income                       $  275,000  $  236,000
                                             =========== ============

At July 31, 2001, the Company had an unrealized gain on securities of $332,000 which was eliminated during the three months ended October 31, 2001 in connection with the Minntech acquisition purchase accounting. The elimination of this unrealized gain had no impact upon the Company's results of operations.

Note 5.  HEDGING ACTIVITIES

         Effective August 1, 2000, the Company adopted SFAS No. 133, as amended, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings.

         The Company's Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. Total commitments for such foreign currency forward contracts amounted to $750,000 (United States dollars) at October 31, 2001 and covered a portion of Carsen's projected purchases of inventories through October 2001. These foreign currency forward contracts are designated as hedges, and therefore recognition of gains and losses is deferred within other comprehensive income until settlement of the underlying commitments. Realized gains and losses are recorded within cost of sales upon settlement. The Company does not hold any derivative financial instruments for speculative or trading purposes.

         The adoption of SFAS No. 133 on August 1, 2000 did not have a material impact on operations; however, it resulted in a $107,000 gain being recorded in other comprehensive income.

Note 6.  DISCONTINUED OPERATIONS

         On October 6, 2000, Carsen consummated a transaction under an Asset Purchase Agreement with Olympus America Inc. ("Olympus") pursuant to which Carsen terminated its consumer products business and sold its inventories of Olympus consumer products to Olympus. The transaction had an effective date of July 31, 2000 and was treated as a discontinued operation.

         The purchase price for the inventory was $1,026,000, net of adjustments related to estimated warranty claims and promotional program expenses payable to Carsen's former customers. During fiscal 2001, Carsen also received additional consideration from Olympus under the Purchase Agreement, including amounts related to transition services provided by Carsen subsequent to July 31, 2000. Such consideration included (i) fixed cash amounts aggregating approximately $615,000 and (ii) $619,000 representing twelve and one-half percent (12 1/2%) of Olympus' net sales of consumer products in Canada in excess of $8,000,000 during the period from August 1, 2000 through March 31, 2001. No additional amounts are due from Olympus.

         At October 31, 2001 and July 31, 2001, remaining liabilities of the discontinued business were $59,000 and $96,000, respectively (principally related to compensation), and are included within other accrued expenses.


Note 7.  EARNINGS PER COMMON SHARE

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

         The following table sets forth the computation of basic and diluted earnings per common share:

                                                     Three Months Ended
                                                         October 31,
                                                   -----------------------
                                                       2001       2000
                                                   ----------  -----------
     Numerator for basic and diluted
       earnings per common share:
       Net income                                  $  770,000  $  649,000
                                                   ==========  ===========

     Denominator for basic and diluted
       earnings per common share:
       Denominator for basic earnings
         per common share - weighted
         average number of shares
         outstanding                                5,442,796   4,438,925

       Dilutive effect of common stock
         equivalents using the treasury
         stock method and the average
         market price for the period                  517,315     230,716
                                                   ----------  -----------

       Denominator for diluted earnings
         per common share - weighted
         average number of shares
         outstanding and common
         stock equivalents                          5,960,111   4,669,641
                                                   ==========  ===========

     Basic earnings per common share                    $0.14       $0.15
                                                   ==========  ===========

     Diluted earnings per common share                  $0.13       $0.14
                                                   ==========  ===========

Note 8.  FINANCING ARRANGEMENTS

     In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. banks (collectively the "U.S. Lenders") (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. Lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as for future working capital requirements for the U.S. businesses of Cantel, including Minntech and MediVators (the "U.S. Borrowers") and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") used for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expire on September 7, 2006.

         Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. Lenders and the Canadian Lender were 5.00% and 4.00%, respectively, at December 7, 2001, and the LIBOR rate was approximately 2.00% at December 7, 2001. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap agreement covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

         The Term Loan Facility and the U.S. Revolving Credit Facility provide for available borrowings based upon percentages of the U.S. Borrowers' eligible accounts receivable and inventories; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers (including a pledge of the stock of Minntech and MediVators owned by Cantel and 65% of the outstanding shares of Carsen stock owned by Cantel); and are guaranteed by Minntech and MediVators. The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the Canadian Borrower's eligible accounts receivable and inventories; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower.

         On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility, which borrowings remain outstanding at October 31, 2001. Such borrowings are at interest rates of 3.25% above LIBOR.

Note 9.  INCOME TAXES

         Income taxes for the three months ended October 31, 2001 are principally comprised of taxes imposed on the Company's Canadian subsidiary, as well as Minntech's Netherlands subsidiary, each at the respective statutory income tax rates. For the three months ended October 31, 2000, income taxes consist primarily of taxes imposed on the Company's Canadian subsidiary. The consolidated effective tax rate on operations was 38.1% and 41.5% for the three months ended October 31, 2001 and 2000, respectively.

         For the three months ended October 31, 2000, the consolidated effective tax rate was lower than the Canadian effective tax rate of 42.5% due to the fact that income generated by the United States operations was substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards ("NOLs"). In conjunction with the purchase accounting for the acquisition of Minntech, Cantel reversed the valuation allowances previously existing against its deferred tax assets related to the NOLs accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, the Company will record in its results of operations income tax expense for its United States subsidiaries at the full statutory tax rate; however, actual payment of U.S. Federal income taxes will reflect the benefits of the utilization of the NOLs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION  AND  RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The results of operations reflect primarily the results of Carsen, Minntech and MediVators.

         Reference is made to (i) the discontinuance of the Company's Consumer Products business, as more fully described in note 6 to the Condensed Consolidated Financial Statements, (ii) the impact on the Company's results of operations of a weaker Canadian dollar against the United States dollar during the three months ended October 31, 2001, compared with the three months ended October 31, 2000 (decrease in value of approximately 4% based upon average exchange rates), and (iii) the Company's acquisition of Minntech in September 2001, as more fully described in notes 2 and 8 to the Condensed Consolidated Financial Statements. Discussion herein of the Company's existing business refers to the operations of Cantel, Carsen and MediVators but excluding the impact of the Minntech acquisition during the three months ended October 31, 2001. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (the "2001 Form 10-K").

         The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company. Minntech is reflected in net sales for the portion of the three months ended October 31, 2001 subsequent to its acquisition on September 7, 2001, and is not reflected in net sales for the three months ended October 31, 2000.

                                                   Three Months Ended
                                                       October 31,
                                                  2001            2000
                                            --------------------------------
                                             (Dollar amounts in thousands)
                                                $        %      $       %
                                            --------  ------ -------- ------
     Dialysis Products                      $ 9,456    44.7  $     -      -
     Endoscopy and Surgical Products*         3,030    14.3    3,659   42.0
     Endoscopy Reprocessing Products*         3,079    14.5    2,358   27.0
     Filtration and Separation Products       2,294    10.8        -      -
     Scientific Products                      1,713     8.1    1,337   15.3
     Product Service                          1,816     8.6    1,486   17.0
     Elimination of intercompany sales of
       Endoscopy Reprocessing Products         (223)   (1.0)    (121)  (1.3)
                                            --------  ------ -------- ------
                                            $21,165   100.0  $ 8,719  100.0

     * Endoscopy and Surgical Products was formerly described as Medical Products, and Endoscopy Reprocessing Products was formerly described as Infection Control Products.

         Net sales increased by $12,446,000, or 142.7%, to $21,165,000 for the three months ended October 31, 2001, from $8,719,000 for the three months ended October 31, 2000. Net sales contributed by Minntech for the three months ended October 31, 2001 were $12,277,000; without the Minntech acquisition, net sales of the Company's existing businesses would have increased by $169,000, or 1.9%, to $8,888,000 for the three months ended October 31, 2001, from $8,719,000 for the three months ended October 31, 2000. Net sales of the existing businesses were adversely impacted for the three months ended October 31, 2001, compared with the three months ended October 31, 2000, by approximately $292,000 due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

         The increase in sales of the Company's existing businesses was principally attributable to endoscopy reprocessing products and scientific products, partially offset by a decrease in sales of endoscopy and surgical products. The increased sales of endoscopy reprocessing products was primarily due to an increase in international demand. The increased sales of scientific products was primarily due to an increase in demand. The decrease in sales of endoscopy and surgical products was primarily due to a decrease in demand.

         Gross profit increased by $4,344,000, or 118.9%, to $7,999,000 for the three months ended October 31, 2001, from $3,655,000 for the three months ended October 31, 2000. Gross profit contributed by Minntech for the three months ended October 31, 2001 was $4,689,000; without the Minntech acquisition, gross profit of the Company's existing businesses would have decreased by $345,000, or 9.4%, to $3,310,000 for the three months ended October 31, 2001, from $3,655,000 for the three months ended October 31, 2000.

         Gross profit as a percentage of sales for the three months ended October 31, 2001 was 37.8% compared with 41.9% for the three months ended October 31, 2000. During the three months ended October 31, 2001, Minntech's gross profit was adversely impacted by a $438,000 charge to cost of sales related to the sale of inventories which carried a step-up in value recorded as part of the purchase accounting; such charge reduced gross profit percentage by 2.1% for the three months ended October 31, 2001. Minntech's gross profit as a percentage of sales was 38.2% for the period from the acquisition date through October 31, 2001. Without the impact of the Minntech acquisition, gross profit as a percentage of sales for the three months ended October 31, 2001 would have been 37.2%. The lower gross profit percentage from the Company's existing businesses for the three months ended October 31, 2001 was primarily attributable to the adverse impact of a weaker Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; a high gross profit percentage for the three months ended October 31, 2000 due to a buy-in of endoscopy and surgical products inventories during fiscal 2000 prior to receiving a supplier price increase, a majority of which inventories were sold during the three months ended October 31, 2000; and sales mix associated with endoscopy reprocessing products.

         Selling expenses as a percentage of net sales was 12.4% for the three months ended October 31, 2001, compared with 14.6% for the three months ended October 31, 2000. Without the impact of the Minntech acquisition, selling expenses as a percentage of net sales for the three months ended October 31, 2001 would have been 16.0%. For the three months ended October 31, 2001, the increase in selling expenses as a percentage of net sales from the Company's existing businesses was primarily attributable to lower than expected sales at Carsen and an increase in personnel at Carsen.

         General and administrative expenses increased by $1,947,000 to $3,027,000 for the three months ended October 31, 2001, from $1,080,000 for the three months ended October 31, 2000. Included in general and administrative expenses for the three months ended October 31, 2001 were provisions at Minntech for two uncollectible accounts receivable aggregating approximately $199,000. General and administrative expenses incurred by Minntech for the three months ended October 31, 2001 were $1,765,000; without the Minntech acquisition, general and administrative expenses of the Company's existing businesses would have increased by $182,000 principally due to the addition of business development personnel and related expenses.

         Research and development expenses increased by $525,000 to $724,000 for the three months ended October 31, 2001, from $199,000 for the three months ended October 31, 2000. Research and development expenses incurred by Minntech for the three months ended October 31, 2001 were $440,000; without the Minntech acquisition, research and development expenses of the Company's existing businesses would have increased by $85,000 principally due to costs related to engineering work on MediVators' new endoscope reprocessing unit.

         Interest expense was $382,000 for the three months ended October 31, 2001, compared with interest expense of $4,000 for the three months ended October 31, 2000. This change in interest expense was attributable to the Company's borrowings under its new credit facilities during September 2001 in connection with the Minntech acquisition as well as a one-time write-off of fees in connection with the Company's prior credit facility of approximately $95,000.

         Income from operations before income taxes increased by $133,000 to $1,243,000 for the three months ended October 31, 2001, from $1,110,000 for the three months ended October 31, 2000.

         Income taxes for the three months ended October 31, 2001 are principally comprised of taxes imposed on the Company's Canadian subsidiary, as well as Minntech's Netherlands subsidiary, each at the respective statutory income tax rates. For the three months ended October 31, 2000, income taxes consist primarily of taxes imposed on the Company's Canadian subsidiary. The consolidated effective tax rate on operations was 38.1% and 41.5% for the three months ended October 31, 2001 and 2000, respectively.

         For the three months ended October 31, 2000, the consolidated effective tax rate was lower than the Canadian effective tax rate of 42.5% due to the fact that income generated by the United States operations was substantially offset by tax benefits resulting from the utilization of net operating loss carryforwards ("NOLs"). In conjunction with the purchase accounting for the acquisition of Minntech, Cantel reversed the valuation allowances previously existing against its deferred tax assets related to the NOLs accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, the Company will record in its results of operations income tax expense for its United States subsidiaries at the full statutory tax rate; however, actual payment of U.S. Federal taxes will reflect the benefits of the utilization of the NOLs.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2001, the Company's working capital was $35,428,000, compared with $16,669,000 at July 31, 2001. The increase in working capital was due to the acquisition of Minntech, partially offset by the decrease in working capital from the Company's existing businesses primarily attributable to a decrease in accounts receivable, offset by decreases in accounts payable, accrued expenses and income taxes payable.

         Net cash used in operating activities was $3,439,000 for the three months ended October 31, 2001 and $1,967,000 for the three months ended October 31, 2000. For the three months ended October 31, 2001, the net cash used in operating activities was primarily due to decreases in accounts payable and accrued expenses and income taxes, partially offset by net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable. For the three months ended October 31, 2000, the net cash used in operating activities was primarily due to a decrease in accounts payable and accrued expenses and an increase in inventories, partially offset by net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable.

         Net cash used in investing activities was $26,132,000 for the three months ended October 31, 2001 compared with net cash provided by investing activities of $1,354,000 for the three months ended October 31, 2000. For the three months ended October 31, 2001, the net cash used in investing activities was primarily due to the acquisition of Minntech net assets. For the three months ended October 31, 2000, the net cash provided by investing activities was primarily due to proceeds from the transfer of discontinued operations and a decrease in net assets related to the discontinued operations, partially offset by purchases of available-for-sale securities.

         Net cash provided by financing activities was $32,875,000 for the three months ended October 31, 2001 compared with net cash used in financing activities of $33,000 for the three months ended October 31, 2000. For the three months ended October 31, 2001, the net cash provided by financing activities was primarily attributable to borrowings under the Company's new credit facilities related to the Minntech acquisition, net of related debt issuance costs.

     In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. banks (collectively the "U.S. Lenders") (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. Lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as for future working capital requirements for the U.S. businesses of Cantel, including Minntech and MediVators (the "U.S. Borrowers") and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") used for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expire on September 7, 2006.

         Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. Lenders and the Canadian Lender were 5.00% and 4.00%, respectively, at December 7, 2001, and the LIBOR rate was approximately 2.00% at December 7, 2001. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap agreement covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

         The Term Loan Facility and the U.S. Revolving Credit Facility provide for available borrowings based upon percentages of the U.S. Borrowers' eligible accounts receivable and inventories; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers (including a pledge of the stock of Minntech and MediVators owned by Cantel and 65% of the outstanding shares of Carsen stock owned by Cantel); and are guaranteed by Minntech and MediVators. The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the Canadian Borrower's eligible accounts receivable and inventories; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower.

         On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility, which borrowings remain outstanding at October 31, 2001. Such borrowings are at interest rates of 3.25% above LIBOR.

         The Company believes that its current cash position, anticipated cash flow from operations and the funds available under the new revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At December 7, 2001, $8,872,000 was available under the credit facilities.

         For the three months ended October 31, 2001, compared with the three months ended October 31, 2000, the average value of the Canadian dollar decreased by 4% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affects the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

         Under the Canadian Revolving Credit Facility, Carsen has a $20,000,000 (United States dollars) foreign currency hedging facility which is available to be used to hedge against the impact of such currency fluctuations on the purchases of inventories. Total commitments for foreign currency forward contracts (a portion of which are outstanding under a prior Carsen credit facility) amounted to $6,381,000 (United States dollars) at December 7, 2001 and cover a portion of Carsen's projected purchases of inventories through July 2002. The weighted average exchange rate of the forward contracts open at December 7, 2001 was 1.5868 Canadian dollar per United States dollar, or $.6302 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on December 7, 2001 was $1.5725 Canadian dollar per United States dollar, or $.6359 United States dollar per Canadian dollar.

         For purposes of translating the balance sheet, at October 31, 2001 compared with July 31, 2001, the value of the Canadian dollar decreased by 4% relative to the value of the United States dollar. As a result, at October 31, 2001, the negative cumulative foreign currency translation adjustment was increased by $494,000 compared to July 31, 2001, thereby decreasing stockholders' equity.

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

Additionally, Carsen's financial statements are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included within the Company's 2001 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an adverse impact for the three months ended October 31, 2001, compared with the three months ended October 31, 2000, upon the Company's results of operations and stockholders' equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 6, 2001, the Company held a Special Meeting of Stockholders (which also constituted the Annual Meeting of Stockholders for the fiscal year ended July 31, 2000) to consider and vote upon the proposed issuance of shares of Cantel common stock in the merger of Canopy Merger Corp., a wholly-owned subsidiary of Cantel, with and into Minntech Corporation in accordance with the Agreement and Plan of Merger, dated as of May 30, 2001, among Cantel, Canopy Merger Corp. and Minntech. 3,379,419 votes were cast for, 2,953 votes were against, and 5,726 votes abstained in the approval of the issuance of shares of Cantel common stock in the merger. In addition, there were 852,219 broker non-votes.

         In addition, Darwin C. Dornbush, Esq., Morris W. Offit and John W. Rowe, M.D. were re-elected directors of the Company, to hold office until the Annual Meeting of Shareholders to be held after the fiscal year ending July 31, 2003. 4,232,070 votes were cast for and 8,247 votes were withheld in the election of Messrs. Dornbush and Rowe and 4,129,170 votes were cast for and 111,147 votes were withheld in the election of Mr. Offit.

         Stockholders also approved an amendment to the 1997 Employee Stock Option Plan, to increase the number of shares reserved for issuance and available for grant from 700,000 to 1,000,000. 3,351,410 votes were cast for, 28,782 votes were against, and 7,906 votes abstained in the approval of the amendment to the 1997 Employee Stock Option Plan. In addition, there were 852,219 broker non-votes.

         Stockholders also approved an amendment to the Certificate of Incorporation of the Company to change the current indemnification provision. 4,227,444 votes were cast for, 6,219 votes were against, and 5,726 votes abstained in the approval of the amendment to the Certificate of Incorporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - none.

         (b)  Reports on Form 8-K

         A report on Form 8-K, as amended by a report on Form 8-K/A, was filed on September 7, 2001, reporting the acquisition of Minntech Corporation.

         There were no other reports on Form 8-K filed during the three months ended October 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CANTEL MEDICAL CORP.

Date:  December 7, 2001


                                       By: /s/ James P. Reilly
                                           ----------------------------------
                                           James P. Reilly, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)



                                       By: /s/ Craig A. Sheldon
                                           ----------------------------------
                                           Craig A. Sheldon,
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CANTEL MEDICAL CORP.

Date:  December 7, 2001


                                       By: /s/ James P. Reilly
                                           ----------------------------------
                                           James P. Reilly, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)



                                       By: /s/ Craig A. Sheldon
                                           ----------------------------------
                                           Craig A. Sheldon,
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)