Form 10-Q
period 2002-01-31
CANTEL MEDICAL CORP
filed 2002-03-18
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


        / X /   Quarterly Report pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
          For the quarterly period ended January 31, 2002.


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

Number of shares of Common Stock outstanding as of March 8, 2002: 6,065,243.

                         PART I - FINANCIAL INFORMATION
                              CANTEL MEDICAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar Amounts in Thousands, Except Share Data)
                                   (Unaudited)


                                                         January 31,     July 31,
                                                            2002           2001
                                                          ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents                               $   8,520      $   5,050
  Available-for-sale securities                                  --          1,057
  Accounts receivable, net                                   22,808         11,768
  Inventories:
    Raw materials                                             5,759          2,294
    Work-in-process                                           1,677             --
    Finished goods                                           10,163          5,872
                                                          ---------      ---------
      Total inventories                                      17,599          8,166
                                                          ---------      ---------
  Deferred income taxes                                       3,936             49
  Prepaid expenses and other current assets                   1,391            404
                                                          ---------      ---------
Total current assets                                         54,254         26,494
Property and equipment, net                                  23,408            844
Intangible assets, net                                        8,186            622
Goodwill                                                     15,355            585
Deferred income taxes                                         4,853             --
Other assets                                                  2,896          3,384
                                                          ---------      ---------
                                                          $ 108,952      $  31,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                       $   2,250      $      --
  Accounts payable                                            5,525          4,115
  Compensation payable                                        2,475          1,337
  Other accrued expenses                                      5,625          2,562
  Income taxes payable                                        1,123          1,811
                                                          ---------      ---------
Total current liabilities                                    16,998          9,825

Long-term debt                                               31,250             --
Deferred income taxes                                         6,946             77
Other long-term liabilities                                   1,862             --

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                     --             --
  Common Stock, $.10 par value; authorized 12,000,000
    shares; January 31 - 6,229,626 shares issued and
    6,055,743 shares outstanding; July 31 - 4,733,159
    shares issued and 4,559,276 shares outstanding              623            473
  Additional capital                                         48,411         20,240
  Retained earnings                                           7,340          4,477
  Accumulated other comprehensive loss                       (3,458)        (2,143)
  Treasury Stock, at cost; January 31 and
    July 31 - 173,883 shares                                 (1,020)        (1,020)
                                                          ---------      ---------
Total stockholders' equity                                   51,896         22,027
                                                          ---------      ---------
                                                          $ 108,952      $  31,929
                                                          =========      =========

See accompanying notes.

                              CANTEL MEDICAL CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                     Three Months Ended           Six Months Ended
                                        January 31,                 January 31,
                                     2002          2001          2002          2001
                                   --------      --------      --------      --------
Net sales:
  Product sales                    $ 30,742      $ 10,978      $ 50,091      $ 18,211
  Product service                     2,158         1,673         3,974         3,159
                                   --------      --------      --------      --------
Total net sales                      32,900        12,651        54,065        21,370
                                   --------      --------      --------      --------

Cost of sales:
  Product sales                      18,993         6,797        31,048        11,062
  Product service                     1,266           828         2,377         1,627
                                   --------      --------      --------      --------
Total cost of sales                  20,259         7,625        33,425        12,689
                                   --------      --------      --------      --------

Gross profit                         12,641         5,026        20,640         8,681

Operating expenses:
  Selling                             3,774         1,449         6,404         2,718
  General and administrative          3,826         1,528         6,853         2,608
  Research and development              942           256         1,666           455
                                   --------      --------      --------      --------
Total operating expenses              8,542         3,233        14,923         5,781
                                   --------      --------      --------      --------

Income before interest expense
  (income), other income and
  income taxes                        4,099         1,793         5,717         2,900

Interest expense (income)               749           (10)        1,131            (6)
Other income                            (36)           --           (43)           (7)
                                   --------      --------      --------      --------

Income before income taxes            3,386         1,803         4,629         2,913

Income taxes                          1,293           815         1,766         1,276
                                   --------      --------      --------      --------

Net income                         $  2,093      $    988      $  2,863      $  1,637
                                   ========      ========      ========      ========

Earnings per common share:
  Basic                            $   0.35      $   0.22      $   0.50      $   0.37
                                   ========      ========      ========      ========

  Diluted                          $   0.32      $   0.21      $   0.46      $   0.35
                                   ========      ========      ========      ========

 See accompanying notes.

                              CANTEL MEDICAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                               January 31,
                                                            2002          2001
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $  2,863      $  1,637
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
    Depreciation and amortization                            1,500           282
    Amortization and write-off of debt issuance costs          268            --
    Changes in assets and liabilities:
       Accounts receivable                                   1,061          (278)
       Inventories                                             946        (2,722)
       Prepaid expenses and other current assets               191            27
       Accounts payable and accrued expenses                (2,437)         (548)
       Income taxes                                         (2,280)          248
                                                          --------      --------
Net cash provided by (used in) operating activities          2,112        (1,354)
                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          (549)         (225)
Purchases of available-for-sale securities                      --          (725)
Acquisition of Minntech, net of cash acquired              (29,964)           --
Acquisition of Technimed                                      (279)           --
Cash (used in) provided by discontinued operations             (41)        1,258
Proceeds from transfer of discontinued operations               --         1,231
Other, net                                                     (76)         (359)
                                                          --------      --------
Net cash (used in) provided by investing activities        (30,909)        1,180
                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities, net of debt
  issuance costs                                            33,870           390
Repayments under credit facilities                          (1,775)         (515)
Proceeds from exercise of stock options                        172            86
                                                          --------      --------
Net cash provided by (used in) financing activities         32,267           (39)
                                                          --------      --------

Increase (decrease) in cash and cash equivalents             3,470          (213)
Cash and cash equivalents at beginning of period             5,050         2,169
                                                          --------      --------
Cash and cash equivalents at end of period                $  8,520      $  1,956
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

         Cantel had two wholly-owned operating subsidiaries at July 31, 2001. Its United States subsidiary, MediVators, Inc. ("MediVators") is engaged in the manufacturing, marketing, distribution and service of infection control products. Its Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary") is engaged in the marketing, distribution and service of medical and infection control and scientific products in Canada. On September 7, 2001, the Company completed its acquisition of Minntech Corporation ("Minntech") which became a wholly-owned subsidiary of Cantel. Minntech, which is based in the United States and has operations in the Netherlands, is engaged in the development, manufacturing and marketing of disinfection/reprocessing systems and other products for renal dialysis as well as filtration and separation products for medical and non-medical applications.

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

         Certain items in the January 31, 2001 financial statements have been reclassified from statements previously presented to conform to the presentation of the January 31, 2002 financial statements.

Note 2.  ACQUISITIONS

         On September 7, 2001, the Company completed its acquisition of Minntech, a public company based in Plymouth, Minnesota, in a merger transaction.

         Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and .2216 of a share of Cantel common stock having a value of $4.25. With respect to the stock portion of the consideration, Cantel issued 1,467,592 shares of common stock in the merger. The total consideration for the transaction, including transaction costs, was approximately $77.9 million (including cash of $41,392,000, shares of Cantel common stock with a fair market value of $28,148,000, Cantel's existing investment in Minntech of $725,000 and transaction costs, including severence obligations, of approximately $7,600,000). The transaction was accounted for as a purchase and in accordance with the provisions of Statement of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS" ("SFAS 141"). Minntech is reflected in the Company's results of operations for the three months ended January 31, 2002, for the portion of the six months ended January 31, 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of operations for the three and six months ended January 31, 2001.

         In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities, as discussed in note 8 to the Condensed Consolidated Financial Statements.

         The purchase price was preliminarily allocated to the assets acquired and assumed liabilities as follows: cash $17,395,000; accounts receivable $12,353,000; inventories $10,539,000; other current assets $4,809,000; fixed assets $23,230,000; intangible assets $7,705,000 (with estimated useful lives ranging from 2-14 years); other noncurrent assets $594,000; current liabilities $9,750,000; noncurrent deferred compensation $1,767,000; and long-term deferred income tax liabilities $5,922,000. Current liabilities include an estimated liability recorded by Minntech of approximately $1,900,000 related to certain state sales and use tax exposures. Cantel will evaluate this contingency and reflect any change to the liability balance as an adjustment of the preliminary purchase price allocation. Additionally, in conjunction with the purchase price accounting, Cantel reversed the valuation allowance associated with its deferred tax assets originating from net operating loss carryforwards ("NOLs"), resulting in $4,083,000 of net deferred tax assets. The excess purchase price of $14,609,000 was assigned to goodwill.

         Selected unaudited pro forma consolidated statement of income data assuming that Minntech was included in the Company's results of operations as of the beginning of the periods ended January 31, 2002 and 2001 is as follows:


                             Three Months Ended             Six Months Ended
                                 January 31,                   January 31,
                        ---------------------------     ---------------------------
                            2002           2001            2002             2001
                        -----------     -----------     -----------     -----------
Net sales               $32,900,000     $32,595,000     $61,890,000     $59,772,000
Net income                2,093,000       1,926,000       2,432,000       3,836,000
Earnings per share:
  Basic                 $      0.35     $      0.33     $      0.40     $      0.65
  Diluted               $      0.32     $      0.31     $      0.37     $      0.62
Weighted average
  common shares:
  Basic                   6,054,000       5,914,000       6,045,000       5,910,000
  Diluted                 6,578,000       6,201,000       6,565,000       6,168,000

         This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the merger actually occurred at these dates, nor does it necessarily indicate what the combined company's future operating results will be. Included in these pro forma results of operations was the adverse impact at Minntech for the six months ended January 31, 2002 of a $423,000 charge to cost of sales related to the sale of inventories which carried a step-up in value recorded as part of the purchase accounting and a provision for an uncollectible account receivable aggregating $102,000; for the six months ended January 31, 2001, these pro forma results of operations include the positive impact at Minntech of a $388,000 gain related to the cancellation of a finite risk insurance policy. These items principally impacted the three months ended October 31 for each of the respective periods. This information also does not reflect any cost savings from operating efficiencies or other improvements which may be achieved by combining the companies.

         On November 1, 2001, the Company's Canadian subsidiary acquired substantially all of the assets, business and properties of Technimed Instruments Inc. and Technimed International Inc. (collectively "Technimed") for approximately $405,000, which included cash of approximately $241,000 and a note payable in three equal annual installments with a present value of approximately $164,000. This transaction was accounted for as a purchase and in accordance with the provisions of SFAS 141.

         The purchase price was preliminarily allocated to the assets acquired and assumed liabilities as follows: current assets $148,000; fixed assets $30,000; intangible assets $172,000; and current liabilities $105,000. The excess purchase price of $160,000 was assigned to goodwill. The acquisition of Technimed had an insignificant impact upon operations for the three and six months ended January 31, 2002.

         Technimed was a private company based in Montreal, Canada which services medical equipment, including rigid endoscopes and hand-held surgical instrumentation.

Note 3.  RECENT ACCOUNTING PRONOUNCEMENT

         In June 2001, the Financial Accounting Standards Board issued SFAS 141, and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company adopted SFAS 142 on August 1, 2001, which is the beginning of fiscal 2002. At January 31, 2002, substantially all of the Company's goodwill relates to the acquisition of Minntech in September 2001.

Note 4.  COMPREHENSIVE INCOME

         The Company's comprehensive income for the three and six months ended January 31, 2002 and 2001 is set forth in the following table:


                                          Three Months Ended                 Six Months Ended
                                              January 31,                       January 31,
                                      ----------------------------      ----------------------------
                                         2002             2001              2002            2001
                                      -----------      -----------      -----------      -----------
  Net income                          $ 2,093,000      $   988,000      $ 2,863,000      $ 1,637,000
  Other comprehensive income
      (loss):
    Unrealized gain on securities              --           88,000               --           71,000
    Unrealized loss on currency
      hedging                            (106,000)        (122,000)        (107,000)         (74,000)
    Unrealized loss on
      interest rate cap                   (44,000)              --          (44,000)              --
    Foreign currency translation         (338,000)         347,000         (832,000)         (97,000)
                                      -----------      -----------      -----------      -----------
  Comprehensive income                $ 1,605,000      $ 1,301,000      $ 1,880,000      $ 1,537,000
                                      ===========      ===========      ===========      ===========

At July 31, 2001, the Company had an unrealized gain on securities of $332,000 which was eliminated during the six months ended January 31, 2002 in connection with the Minntech acquisition purchase accounting. The elimination of this unrealized gain had no impact upon the Company's results of operations.

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

         The Company's Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. Total commitments for such foreign currency forward contracts amounted to $16,548,000 (United States dollars) at January 31, 2002 and covered substantially all of Carsen's projected purchases of inventories through July 2002.

         The Company also has new credit facilities for which the interest rate on outstanding borrowings is variable, as discussed in note 8 to the Condensed Consolidated Financial Statements. Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap covering $12,500,000 of borrowings under its credit facilities.

         The foreign currency forward contracts and the interest rate cap are designated as hedges, and therefore recognition of gains and losses is deferred within other comprehensive income until settlement of the underlying commitments. Realized gains and losses related to the foreign currency forward contracts are recorded within cost of sales upon settlement. Realized gains and losses related to the interest rate cap are recorded within interest expense. The Company does not hold any derivative financial instruments for speculative or trading purposes.

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

         At January 31, 2002 and July 31, 2001, remaining liabilities of the discontinued business were $52,000 and $96,000, respectively, and are included within other accrued expenses.

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

         The following table sets forth the computation of basic and diluted earnings per common share:


                                          Three Months Ended             Six Months Ended
                                              January 31,                    January 31,
                                       -------------------------     -------------------------
                                          2002          2001            2002          2001
                                       ----------     ----------     ----------     ----------
Numerator for basic and diluted
  earnings per common share:
  Net income                           $2,093,000     $  988,000     $2,863,000     $1,637,000
                                       ==========     ==========     ==========     ==========

Denominator for basic and diluted
  earnings per common share:
  Denominator for basic earnings
    per common share - weighted
    average number of shares
    outstanding                         6,054,488      4,446,011      5,748,642      4,442,468

  Dilutive effect of common stock
    equivalents using the treasury
    stock method and the average
    market price for the period           523,725        286,921        520,156        257,485
                                       ----------     ----------     ----------     ----------

  Denominator for diluted earnings
    per common share - weighted
    average number of shares
    outstanding and common
    stock equivalents                   6,578,213      4,732,932      6,268,798      4,699,953
                                       ==========     ==========     ==========     ==========

Basic earnings per common share        $     0.35     $     0.22     $     0.50     $     0.37
                                       ==========     ==========     ==========     ==========

Diluted earnings per common share      $     0.32     $     0.21     $     0.46     $     0.35
                                       ==========     ==========     ==========     ==========

Note 8.  FINANCING ARRANGEMENTS

         In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. banks (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as for future working capital requirements for the U.S. businesses of Cantel, including Minntech and MediVators (the "U.S. Borrowers") and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") used for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility

(collectively the "Credit Facilities") expire on September 7, 2006.

         Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. lenders and the Canadian lender were 4.75% and 3.75%, respectively, at March 8, 2002, and the LIBOR rate was approximately 2.0% at March 8, 2002. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap agreement covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

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

         On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At January 31, 2002, the Company had $33,500,000 outstanding under its credit facilities, including $24,500,000 under the Term Loan Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed. Outstanding borrowings are at interest rates of 3.25% above LIBOR.

Note 9.  INCOME TAXES

         The consolidated effective tax rate on operations was 38.2% and 43.8% for the six months ended January 31, 2002 and 2001, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel reversed the valuation allowances previously existing against its deferred tax assets related to the NOLs accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, the Company will record in its results of operations income tax expense for its United States subsidiaries at the statutory tax rate; however, actual payment of U.S. Federal income taxes will reflect the benefits of the utilization of the NOLs.

         For the six months ended January 31, 2001, income taxes consist primarily of taxes imposed on the Company's Canadian subsidiary. For the six months ended January 31, 2001, the consolidated effective tax rate was higher than the Canadian effective tax rate of 42.5% due to state income tax expense incurred by the United States operations, notwithstanding the fact that income generated by the United States operations was substantially offset by Federal tax benefits resulting from the utilization of NOLs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The results of operations reflect primarily the results of Carsen, Minntech and MediVators.

         Reference is made to (i) the discontinuance of the Company's Consumer Products business, as more fully described in note 6 to the Condensed Consolidated Financial Statements, (ii) the impact on the Company's results of operations of a weaker Canadian dollar against the United States dollar during the three and six months ended January 31, 2002, compared with the three and six months ended January 31, 2001 (decrease in value of approximately 4% for these periods based upon average exchange rates), and (iii) the Company's acquisition of Minntech in September 2001, as more fully described in notes 2 and 8 to the Condensed Consolidated Financial Statements. Minntech is reflected in the Company's results of operations for the three months ended January 31, 2002, for the portion of the six months ended January 31, 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of operations for the three and six months ended January 31, 2001. Discussion herein of the Company's pre- existing business refers to the operations of Cantel, Carsen and MediVators, but excluding the impact of the Minntech acquisition, during the three and six months ended January 31, 2002. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (the "2001 Form 10-K").

         The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the
Company:


                                            Three Months Ended                                 Six Months Ended
                                                 January 31,                                       January 31,
                                ----------------------------------------------    ----------------------------------------------
                                         2002                      2001                    2002                    2001
                                ----------------------------------------------    ----------------------------------------------
                                                                      (Dollar amounts in thousands)
                                    $            %           $            %          $             %          $             %
                                --------      -------    --------      -------    --------      -------    --------      -------
Dialysis Products               $ 15,500         47.1    $     --         --      $ 24,956         46.2    $     --         --
Endoscopy and Surgical
  Products*                        5,595         17.0       5,691         45.0       8,625         16.0       9,350         43.7
Endoscopy Reprocessing
  Products*                        3,728         11.3       3,248         25.7       6,807         12.6       5,606         26.2
Filtration and Separation
  Products                         4,053         12.3          --         --         6,347         11.7          --         --
Scientific Products                2,060          6.3       2,245         17.7       3,773          7.0       3,582         16.8
Product Service                    2,158          6.6       1,673         13.2       3,974          7.3       3,159         14.8
Elimination of intercompany
  sales of Endoscopy
  Reprocessing Products             (194)        (0.6)       (206)        (1.6)       (417)        (0.8)       (327)        (1.5)
                                --------      -------    --------      -------    --------      -------    --------      -------
                                $ 32,900        100.0    $ 12,651        100.0    $ 54,065        100.0    $ 21,370        100.0
                                ========      =======    ========      =======    ========      =======    ========      =======

* Endoscopy and Surgical Products was formerly described as Medical Products, and Endoscopy Reprocessing Products was formerly described as Infection Control Products.

         Net sales increased by $20,249,000, or 160.1%, to $32,900,000 for the three months ended January 31, 2002, from $12,651,000 for the three months ended January 31, 2001. Net sales contributed by Minntech for the three months ended January 31, 2002 were $20,148,000; without the Minntech acquisition, net sales of the Company's pre-existing businesses would have increased by $101,000, or 0.8%, to $12,752,000 for the three months ended January 31, 2002, from $12,651,000 for the three months ended January 31, 2001.

         Net sales increased by $32,695,000, or 153.0%, to $54,065,000 for the six months ended January 31, 2002, from $21,370,000 for the six months ended January 31, 2001. Net sales contributed by Minntech for the six months ended January 31, 2002 were $32,425,000; without the Minntech acquisition, net sales of the Company's pre-existing businesses would have increased by $270,000, or 1.3%, to $21,640,000 for the six months ended January 31, 2002, from $21,370,000 for the six months ended January 31, 2001.

         Net sales were adversely impacted for the three and six months ended January 31, 2002, compared with the three and six months ended January 31, 2001, by approximately $436,000 and $729,000, respectively, due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

         The increase in sales of the Company's pre-existing businesses for the three and six months ended January 31, 2002 was principally attributable to endoscopy reprocessing products and product service, partially offset by a decrease in sales of endoscopy and surgical products. The increased sales of endoscopy reprocessing products and product service, and the decrease in sales of endoscopy and surgical products, was primarily due to demand.

         Gross profit increased by $7,615,000, or 151.5%, to $12,641,000 for the three months ended January 31, 2002, from $5,026,000 for the three months ended January 31, 2001. Gross profit contributed by Minntech for the three months ended January 31, 2002 was $8,141,000; without the Minntech acquisition, gross profit of the Company's pre-existing businesses would have decreased by $526,000, or 10.5%, to $4,500,000 for the three months ended January 31, 2002, from $5,026,000 for the three months ended January 31, 2001.

         Gross profit increased by $11,959,000, or 137.8%, to $20,640,000 for the six months ended January 31, 2002, from $8,681,000 for the six months ended January 31, 2001. Gross profit contributed by Minntech for the six months ended January 31, 2002 was $12,830,000; without the Minntech acquisition, gross profit of the Company's pre-existing businesses would have decreased by $871,000, or 10.0%, to $7,810,000 for the six months ended January 31, 2002, from $8,681,000 for the six months ended January 31, 2001.

         Gross profit as a percentage of sales for the three months ended January 31, 2002 and 2001 was 38.4% and 39.7%, respectively. Minntech's gross profit as a percentage of sales was 40.4% for the three months ended January 31, 2002; without the impact of the Minntech acquisition, gross profit as a percentage of sales for the three months ended January 31, 2002 would have been 35.3%.

         Gross profit as a percentage of sales for the six months ended January 31, 2002 and 2001 was 38.2% and 40.6%, respectively. During the six months ended January 31, 2002, gross profit was adversely impacted by a $423,000 charge to cost of sales related to the sale of inventories which carried a step-up in value recorded as a result of purchase accounting; such charge reduced gross profit percentage by 0.8% for the six months ended January 31, 2002. Minntech's gross profit as a percentage of sales was 39.6% for the six months ended January 31, 2002; without the impact of the Minntech acquisition, gross profit as a percentage of sales for the six months ended January 31, 2002 would have been 36.1%.

         The lower gross profit percentage from the Company's pre-existing businesses for the three and six months ended January 31, 2002, as compared with the three and six months ended January 31, 2001, was primarily attributable to the adverse impact of a weaker Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; a high gross profit percentage for the three and six months ended January 31, 2001 due to a buy-in of endoscopes prior to receiving a supplier price increase, a majority of which endoscopes were sold during the three and six months ended January 31, 2001; and sales mix associated with endoscopy reprocessing products.

         Selling expenses as a percentage of net sales were 11.5% and 11.8% for the three and six months ended January 31, 2002, compared with 11.5% and 12.7% for the three and six months ended January 31, 2001. Without the impact of the Minntech acquisition, selling expenses as a percentage of net sales for the three and six months ended January 31, 2002 would have been 13.4% and 14.5%, respectively. For the three and six months ended January 31, 2002, the increase in selling expenses as a percentage of net sales from the Company's pre-existing businesses was primarily attributable to lower than expected sales at Carsen, an increase in personnel at Carsen and an increase in personnel and expanded marketing efforts at MediVators to support domestic sales.

         General and administrative expenses increased by $2,298,000 to $3,826,000 for the three months ended January 31, 2002, from $1,528,000 for the three months ended January 31, 2001. For the six months ended January 31, 2002, general and administrative expenses increased by $4,245,000 to $6,853,000, from $2,608,000 for the six months ended January 31, 2001. General and administrative expenses incurred by Minntech for the three and six months ended January 31, 2002 were $2,327,000 and $4,022,000, respectively; without the Minntech acquisition, general and administrative expenses of the Company's pre-existing businesses would have decreased by $29,000 for the three months ended January 31, 2002 and increased by $223,000 for the six months ended January 31, 2002. The increase during the six months ended January 31, 2002 was principally due to the addition of two business development personnel and related expenses.

         Research and development expenses increased by $686,000 to $942,000 for the three months ended January 31, 2002, from $256,000 for the three months ended January 31, 2001. For the six months ended January 31, 2002, research and development expenses increased by $1,211,000 to $1,666,000, from $455,000 for the six months ended January 31, 2001. Research and development expenses incurred by Minntech for the three and six months ended January 31, 2002 were $623,000 and $1,063,000, respectively; without the Minntech acquisition, research and development expenses of the Company's pre-existing businesses would have increased by $63,000 and $148,000, respectively, for the three and six months ended January 31, 2002, principally due to costs related to MediVators' new endoscope reprocessing unit.

         Interest expense was $749,000 for the three months ended January 31, 2002, compared with interest income of $10,000 for the three months ended January 31, 2001. For the six months ended January 31, 2002, interest expense was $1,131,000, compared with interest income of $6,000 for the six months ended January 31, 2001. This change in interest was attributable to the Company's borrowings under its new credit facilities during September 2001 in connection with the Minntech acquisition.

         Income from operations before income taxes increased by $1,716,000 to $4,629,000 for the six months ended January 31, 2002, from

$2,913,000 for the six months ended January 31, 2001.

         The consolidated effective tax rate on operations was 38.2% and 43.8% for the six months ended January 31, 2002 and 2001, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel reversed the valuation allowances previously existing against its deferred tax assets related to the NOLs accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, the Company will record in its results of operations income tax expense for its United States subsidiaries at the statutory tax rate; however, actual payment of U.S. Federal income taxes will reflect the benefits of the utilization of the NOLs.

         For the six months ended January 31, 2001, income taxes consist primarily of taxes imposed on the Company's Canadian subsidiary. For the six months ended January 31, 2001, the consolidated effective tax rate was higher than the Canadian effective tax rate of 42.5% due to state income tax expense incurred by the United States operations, notwithstanding the fact that income generated by the United States operations was substantially offset by Federal tax benefits resulting from the utilization of NOLs.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2002, the Company's working capital was $37,256,000, compared with $16,669,000 at July 31, 2001. The increase in working capital was due to the acquisition of Minntech.

         Net cash provided by operating activities was $2,112,000 for the six months ended January 31, 2002 compared with net cash used in operating activities of $1,354,000 for the six months ended January 31, 2001. For the six months ended January 31, 2002, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and accrued expenses and income taxes. For the six months ended January 31, 2001, the net cash used in operating activities was primarily due to an increase in inventories and a decrease in accounts payable and accrued expenses, partially offset by net income, after adjusting for depreciation and amortization.

         Net cash used in investing activities was $30,909,000 for the six months ended January 31, 2002 compared with net cash provided by investing activities of $1,180,000 for the six months ended January 31, 2001. For the six months ended January 31, 2002, the net cash used in investing activities was primarily due to the acquisition of Minntech. For the six months ended January 31, 2001, the net cash provided by investing activities was primarily due to proceeds from the discontinued operations, partially offset by purchases of available-for-sale securities.

         Net cash provided by financing activities was $32,267,000 for the six months ended January 31, 2002 compared with net cash used in financing activities of $39,000 for the six months ended January 31, 2001. For the six months ended January 31, 2002, the net cash provided by financing activities was primarily attributable to borrowings under the Company's new credit facilities related to the Minntech acquisition, net of related debt issuance costs.

         In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. banks (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as for future working capital requirements for the U.S. businesses of Cantel, including Minntech and MediVators (the "U.S. Borrowers") and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") used for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expire on September 7, 2006.

         Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. lenders and the Canadian lender were 4.75% and 3.75%, respectively, at March 8, 2002, and the LIBOR rate was approximately 2.0% at March 8, 2002. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap agreement covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

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

         On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At January 31, 2002, the Company had $33,500,000 outstanding under its credit facilities, including $24,500,000 under the Term Loan Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed. Outstanding borrowings are at interest rates of 3.25% above LIBOR.

         The Company believes that its current cash position, anticipated cash flow from operations and the funds available under the new revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At March 8, 2002, $9,535,000 was available under the credit facilities.

         For the six months ended January 31, 2002, compared with the six months ended January 31, 2001, the average value of the Canadian dollar decreased by 4% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affects the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

         Under the Canadian Revolving Credit Facility, Carsen has a $20,000,000 (United States dollars) foreign currency hedging facility which is available to be used to hedge against the impact of such currency fluctuations on the purchases of inventories. Total commitments for foreign currency forward contracts (a portion of which are outstanding under a prior Carsen credit facility) amounted to $19,500,000 (United States dollars) at March 8, 2002 and cover a portion of Carsen's projected purchases of inventories through January 2003. The weighted average exchange rate of the forward contracts open at March 8, 2002 was 1.5945 Canadian dollar per United States dollar, or $.6272 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on March 8, 2002 was $1.5834 Canadian dollar per United States dollar, or $.6316 United States dollar per Canadian dollar.

         For purposes of translating the balance sheet, at January 31, 2002 compared with July 31, 2001, the value of the Canadian dollar decreased by 4% relative to the value of the United States dollar. This decrease in the value of the Canadian dollar caused the majority of the $832,000 increase in the negative cumulative foreign currency translation adjustment at January 31, 2002 compared to July 31, 2001, thereby decreasing stockholders' equity.

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

         Carsen pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included within the Company's 2001 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an adverse impact for the three and six months ended January 31, 2002, compared with the three and six months ended January 31, 2001, upon the Company's results of operations and stockholders' equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

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

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no submission of matters to a vote during the three months ended January 31, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits - none.

                  (b)  Reports on Form 8-K

         A report on Form 8-K/A, was filed on November 21, 2001, reporting additional information related to the acquisition of Minntech Corporation.

         There were no other reports on Form 8-K filed during the three months ended January 31, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CANTEL MEDICAL CORP.

Date:  March 8, 2002


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