Form 10-Q
period 2002-04-30
CANTEL MEDICAL CORP
filed 2002-06-13
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


        / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended April 30, 2002.


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

Number of shares of Common Stock outstanding as of June 7, 2002: 9,165,702.

                         PART I - FINANCIAL INFORMATION
                              CANTEL MEDICAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar Amounts in Thousands, Except Share Data)
                                   (Unaudited)


                                                          April 30,       July 31,
                                                            2002            2001
                                                          ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents                               $   8,909      $   5,050
  Available-for-sale securities                                  --          1,057
  Accounts receivable, net                                   23,908         11,768
  Inventories:
    Raw materials                                             6,545          2,294
    Work-in-process                                           1,780             --
    Finished goods                                            9,315          5,872
                                                          ---------      ---------
      Total inventories                                      17,640          8,166
                                                          ---------      ---------
  Deferred income taxes                                       3,936             49
  Prepaid expenses and other current assets                   1,425            404
                                                          ---------      ---------
Total current assets                                         55,818         26,494
Property and equipment, net                                  22,987            844
Intangible assets, net                                        7,994            622
Goodwill                                                     15,357            585
Deferred income taxes                                         4,474             --
Other assets                                                  3,062          3,384
                                                          ---------      ---------
                                                          $ 109,692      $  31,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                       $   2,500      $      --
  Accounts payable                                            5,401          4,115
  Compensation payable                                        2,471          1,337
  Other accrued expenses                                      5,532          2,562
  Income taxes payable                                        1,860          1,811
                                                          ---------      ---------
Total current liabilities                                    17,764          9,825

Long-term debt                                               28,500             --
Deferred income taxes                                         6,866             77
Other long-term liabilities                                   1,791             --

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                     --             --
  Common Stock, $.10 par value; authorized 20,000,000
    shares; April 30 - 9,427,192 shares issued and
    9,157,077 shares outstanding; July 31 - 7,099,738
    shares issued and 6,838,914 shares outstanding              943            710
  Additional capital                                         48,397         20,003
  Retained earnings                                           9,654          4,477
  Accumulated other comprehensive loss                       (3,031)        (2,143)
  Treasury Stock, at cost; April 30 - 270,115 shares;
    July 31 - 260,824 shares                                 (1,192)        (1,020)
                                                          ---------      ---------
Total stockholders' equity                                   54,771         22,027
                                                          ---------      ---------
                                                          $ 109,692      $  31,929
                                                          =========      =========


See accompanying notes.

                              CANTEL MEDICAL CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                        Three Months Ended          Nine Months Ended
                                             April 30,                  April 30,
                                        2002          2001          2002          2001
                                      --------      --------      --------      --------
Net sales:
  Product sales                       $ 30,964      $ 11,417      $ 81,055      $ 29,628
  Product service                        2,232         1,559         6,206         4,718
                                      --------      --------      --------      --------
Total net sales                         33,196        12,976        87,261        34,346
                                      --------      --------      --------      --------

Cost of sales:
  Product sales                         18,650         7,281        49,698        18,343
  Product service                        1,396           863         3,773         2,490
                                      --------      --------      --------      --------
Total cost of sales                     20,046         8,144        53,471        20,833
                                      --------      --------      --------      --------

Gross profit                            13,150         4,832        33,790        13,513

Operating expenses:
  Selling                                3,991         1,410        10,395         4,128
  General and administrative             3,856         1,340        10,709         3,948
  Research and development               1,073           248         2,739           703
                                      --------      --------      --------      --------
Total operating expenses                 8,920         2,998        23,843         8,779
                                      --------      --------      --------      --------

Income from continuing operations
  before interest expense
  (income), other income and
  income taxes                           4,230         1,834         9,947         4,734

Interest expense (income)                  586            (1)        1,717            (7)
Other income                               (26)           --           (69)           (7)
                                      --------      --------      --------      --------

Income from continuing operations
  before income taxes                    3,670         1,835         8,299         4,748

Income taxes                             1,356           694         3,122         1,970
                                      --------      --------      --------      --------

Income from continuing operations        2,314         1,141         5,177         2,778

Gain on disposal of
  discontinued operations                   --           225            --           225
                                      --------      --------      --------      --------

Net income                            $  2,314      $  1,366      $  5,177      $  3,003
                                      ========      ========      ========      ========

Earnings per common share:
  Basic:
    Continuing operations             $   0.25      $   0.17      $   0.59      $   0.42
    Discontinued operations                 --          0.03            --          0.03
                                      --------      --------      --------      --------
  Net income                          $   0.25      $   0.20      $   0.59      $   0.45
                                      ========      ========      ========      ========

  Diluted:
    Continuing operations             $   0.23      $   0.15      $   0.54      $   0.39
    Discontinued operations                 --          0.03            --          0.03
                                      --------      --------      --------      --------
  Net income                          $   0.23      $   0.18      $   0.54      $   0.42
                                      ========      ========      ========      ========


 See accompanying notes.

                              CANTEL MEDICAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)


                                                          Nine Months Ended
                                                               April 30,
                                                          2002          2001
                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                       $  5,177      $  2,778
Adjustments to reconcile income from
  continuing operations to net cash
  provided by operating activities:
    Income from discontinued operations                       --           225
    Depreciation and amortization                          2,563           416
    Amortization of debt issuance costs                      376            --
    Changes in assets and liabilities:
       Accounts receivable                                    29          (189)
       Inventories                                           977        (1,993)
       Prepaid expenses and other current assets              19            11
       Accounts payable and accrued expenses              (3,805)       (1,941)
       Income taxes                                       (1,236)          700
                                                        --------      --------
Net cash provided by operating activities                  4,100             7
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (1,077)         (335)
Purchases of available-for-sale securities                    --          (725)
Acquisition of Minntech, net of cash acquired            (28,846)           --
Acquisition of Technimed                                    (279)           --
Cash (used in) provided by discontinued operations           (39)          814
Proceeds from transfer of discontinued operations             --         2,350
Other, net                                                    99          (507)
                                                        --------      --------
Net cash (used in) provided by investing activities      (30,142)        1,597
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities, net of debt
  issuance costs                                          34,070            --
Repayments under credit facilities                        (4,475)         (125)
Proceeds from exercise of stock options                      306           169
                                                        --------      --------
Net cash provided by financing activities                 29,901            44
                                                        --------      --------

Increase in cash and cash equivalents                      3,859         1,648
Cash and cash equivalents at beginning of period           5,050         2,169
                                                        --------      --------
Cash and cash equivalents at end of period              $  8,909      $  3,817
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

         The Company issued 3,143,000 additional shares in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on May 14, 2002 to stockholders of record on May 7, 2002. The effect of the stock split has been recognized retroactively in the stockholders' equity accounts in the Condensed Consolidated Balance Sheets, and all share data in the Condensed Consolidated Statements of Income, Notes to Condensed Consolidated Financial Statements, and

Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain items in the April 30, 2001 financial statements have been reclassified from statements previously presented to conform to the presentation of the April 30, 2002 financial statements.

Note 2.  ACQUISITIONS

         On September 7, 2001, the Company completed its acquisition of Minntech, a public company based in Plymouth, Minnesota, in a merger transaction.

         Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and a fraction of a share of Cantel common stock having a value of $4.25. With respect to the stock portion of the consideration, Cantel issued approximately 2,201,000 shares of common stock in the merger. The total consideration for the transaction, including transaction costs, was approximately $77.9 million (including cash of $41,392,000, shares of Cantel common stock with a fair market value of $28,148,000, Cantel's existing investment in Minntech of $725,000 and transaction costs, including severence obligations, of approximately $7,600,000). The transaction was accounted for as a purchase and in accordance with the provisions of Statement of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS" ("SFAS 141"). Minntech is reflected in the Company's results of operations for the three months ended April 30, 2002, for the portion of the nine months ended April 30, 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of operations for the three and nine months ended April 30, 2001.

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

         Selected unaudited pro forma consolidated statement of income data assuming that Minntech was included in the Company's results of operations as of the beginning of the periods ended April 30, 2002 and 2001 is as follows:


                            Three Months Ended              Nine Months Ended
                                 April 30,                      April 30,
                        ---------------------------     ---------------------------
                            2002           2001            2002             2001
                        -----------     -----------     -----------     -----------
Net sales               $33,196,000     $32,574,000     $95,086,000     $92,346,000
Income from contin-
  uing operations         2,314,000         378,000       4,746,000       4,214,000
Earnings per share:
  Basic                 $      0.25     $      0.04     $      0.52     $      0.47
  Diluted               $      0.23     $      0.04     $      0.48     $      0.45
Weighted average
  common shares:
  Basic                   9,108,000       8,907,000       9,080,000       8,879,000
  Diluted                 9,963,000       9,617,000       9,884,000       9,405,000

         This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the merger actually occurred at the beginning of each of these periods, nor does it necessarily indicate what the combined company's future operating results will be. This information also does not reflect any cost savings from operating efficiencies or other improvements which may be achieved by combining the companies.

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

         The purchase price was preliminarily allocated to the assets acquired and assumed liabilities as follows: current assets $148,000; fixed assets $30,000; intangible assets $172,000; and current liabilities $105,000. The excess purchase price of $160,000 was assigned to goodwill. The acquisition of Technimed had an insignificant impact upon operations for the three and nine months ended April 30, 2002.

         Technimed was a private company based in Montreal, Canada which services medical equipment, including rigid endoscopes and hand-held surgical instrumentation.

Note 3.  RECENT ACCOUNTING PRONOUNCEMENT

         In June 2001, the Financial Accounting Standards Board issued SFAS 141, and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company adopted SFAS 142 on August 1, 2001, which is the beginning of fiscal 2002. At April 30, 2002, substantially all of the Company's goodwill relates to the acquisition of Minntech in September 2001.

Note 4.  COMPREHENSIVE INCOME

         The Company's comprehensive income for the three and nine months ended April 30, 2002 and 2001 is set forth in the following table:


                                        Three Months Ended                Nine Months Ended
                                            April 30,                          April 30,
                                       2002             2001             2002             2001
                                    -----------      -----------      -----------      -----------
Net income                          $ 2,314,000      $ 1,366,000      $ 5,177,000      $ 3,003,000
Other comprehensive income
    (loss):
  Unrealized gain on securities              --          101,000               --          172,000
    Unrealized (loss) gain on
    currency hedging                   (138,000)          18,000         (245,000)         (56,000)
  Unrealized loss on
    interest rate cap                   (26,000)              --          (70,000)              --
  Foreign currency translation          591,000         (381,000)        (241,000)        (478,000)
                                    -----------      -----------      -----------      -----------
Comprehensive income                $ 2,741,000      $ 1,104,000      $ 4,621,000      $ 2,641,000
                                    ===========      ===========      ===========      ===========

         At July 31, 2001, the Company had an unrealized gain on securities of $332,000 which was eliminated during the nine months ended April 30, 2002 in connection with the Minntech acquisition purchase accounting. The elimination of this unrealized gain had no impact upon the Company's results of operations.

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

         The Company's Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. Total commitments for such foreign currency forward contracts amounted to $14,750,000 (United States dollars) at April 30, 2002 and cover a portion of Carsen's projected purchases of inventories through January 2003.

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

         At April 30, 2002 and July 31, 2001, remaining liabilities of the discontinued business were $54,000 and $96,000, respectively, and are included within other accrued expenses.

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

         As described in note 1 to the Condensed Consolidated Financial Statements, the calculations of weighted average common shares and earnings per share for all periods presented reflect the May 2002 stock split.

         The following table sets forth the computation of basic and diluted earnings per common share:


                                              Three Months Ended               Nine Months Ended
                                                  April 30,                         April 30,
                                             2002           2001              2002            2001
                                          ----------     -------------     ----------     -------------
Numerator for basic and diluted
  earnings per common share:

  Income from continuing operations       $2,314,000     $   1,141,000     $5,177,000     $   2,778,000
  Income from discontinued operations             --           225,000             --           225,000
                                          ----------     -------------     ----------     -------------
  Net income                              $2,314,000     $   1,366,000     $5,177,000     $   3,003,000
                                          ==========     =============     ==========     =============

Denominator for basic and diluted
  earnings per common share:
  Denominator for basic earnings
    per common share - weighted
    average number of shares
    outstanding                            9,107,817         6,705,004      8,781,028         6,677,166

  Dilutive effect of common stock
    equivalents using the treasury
    stock method and the average
    market price for the period              855,063           709,029        804,425           525,162
                                          ----------     -------------     ----------     -------------

  Denominator for diluted earnings
    per common share - weighted
    average number of shares
    outstanding and common
    stock equivalents                      9,962,880         7,414,033      9,585,453         7,202,328
                                          ==========     =============     ==========     =============

Basic earnings per common share:
  Continuing operations                   $     0.25     $        0.17     $     0.59     $        0.42
  Discontinued operations                         --              0.03             --              0.03
                                          ----------     -------------     ----------     -------------
  Net income                              $     0.25     $        0.20     $     0.59     $        0.45
                                          ==========     =============     ==========     =============

Diluted earnings per common share:
  Continuing operations                   $     0.23     $        0.15     $     0.54     $        0.39
  Discontinued operations                         --              0.03             --              0.03
                                          ----------     -------------     ----------     -------------
  Net income                              $     0.23     $        0.18     $     0.54     $        0.42
                                          ==========     =============     ==========     =============

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

         Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. lenders and the Canadian lender were 4.75% and 4.25%, respectively, at June 7, 2002, and the LIBOR rate was approximately 2.0% at June 7, 2002. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap agreement covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

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

         On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At April 30, 2002, the Company had $31,000,000 outstanding under its credit facilities, including $24,000,000 under the Term Loan Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed. Outstanding borrowings are at interest rates of 3.25% above LIBOR. At June 7, 2002, $12,572,000 was available under the credit facilities.

Note 9.  INCOME TAXES

         The consolidated effective tax rate on operations was 37.6% and 41.5% for the nine months ended April 30, 2002 and 2001, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel reversed the valuation allowances previously existing against its deferred tax assets related to the NOLs accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, the Company will record in its results of operations income tax expense for its United States subsidiaries at the statutory tax rate; however, actual payment of U.S. Federal income taxes will reflect the benefits of the utilization of the NOLs.

         For the nine months ended April 30, 2001, income taxes consist primarily of taxes imposed on the Company's Canadian subsidiary. For the nine months ended April 30, 2001, the consolidated effective tax rate was lower than the Canadian effective tax rate of 42.9% due to the fact that income generated by the United States operations was substantially offset by Federal tax benefits resulting from the utilization of NOLs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The results of operations reflect primarily the results of Carsen, Minntech and MediVators.

         Reference is made to (i) the discontinuance of the Company's Consumer Products business, as more fully described in note 6 to the Condensed Consolidated Financial Statements, (ii) the impact on the Company's results of operations of a weaker Canadian dollar against the United States dollar during the three and nine months ended April 30, 2002, compared with the three and nine months ended April 30, 2001 (decrease in value of approximately 3% and 4% for the three and nine months ended April 30, 2002, respectively, based upon average exchange rates), and (iii) the Company's acquisition of Minntech in September 2001, as more fully described in notes 2 and 8 to the Condensed Consolidated Financial Statements. Minntech is reflected in the Company's results of operations for the three months ended April 30, 2002, for the portion of the nine months ended April 30, 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of operations for the three and nine months ended April 30, 2001. Discussion herein of the Company's pre-existing business refers to the operations of Cantel, Carsen and MediVators, but excluding the impact of the Minntech acquisition. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (the "2001 Form 10-K").

         The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the
Company:


                                             Three Months Ended                                Nine Months Ended
                                                  April 30,                                         April 30,
                                ----------------------------------------------    ----------------------------------------------
                                         2002                    2001                     2002                     2001
                                ---------------------    ---------------------    ---------------------    ---------------------
                                                                  (Dollar amounts in thousands)
                                    $            %           $            %          $             %          $             %
                                --------      -------    --------      -------    --------      -------    --------      -------
Dialysis Products               $ 14,777         44.5    $     --           --    $ 39,733         45.5    $     --           --
Endoscopy and Surgical
  Products*                        4,995         15.1       5,651         43.5      13,620         15.6      15,001         43.7
Endoscopy Reprocessing
  Products*                        5,108         15.4       3,801         29.3      11,915         13.7       9,407         27.4
Filtration and Separation
  Products                         4,023         12.1          --           --      10,370         11.9          --           --
Scientific Products                2,354          7.1       2,125         16.4       6,127          7.0       5,707         16.6
Product Service                    2,232          6.7       1,559         12.0       6,206          7.1       4,718         13.7
Elimination of intercompany
  sales of Endoscopy
  Reprocessing Products             (293)        (0.9)       (160)        (1.2)       (710)        (0.8)       (487)        (1.4)
                                --------      -------    --------      -------    --------      -------    --------      -------
                                $ 33,196        100.0    $ 12,976        100.0    $ 87,261        100.0    $ 34,346        100.0
                                ========      =======    ========      =======    ========      =======    ========      =======

* Endoscopy and Surgical Products was formerly described as Medical Products, and Endoscopy Reprocessing Products was formerly described as Infection Control Products.

         Net sales increased by $20,220,000, or 155.8%, to $33,196,000 for the three months ended April 30, 2002, from $12,976,000 for the three months ended April 30, 2001. Net sales contributed by Minntech for the three months ended April 30, 2002 were $19,985,000; without the Minntech acquisition, net sales of the Company's pre-existing businesses would have increased by $235,000, or 1.8%, to $13,211,000 for the three months ended April 30, 2002.

         Net sales increased by $52,915,000, or 154.1%, to $87,261,000 for the nine months ended April 30, 2002, from $34,346,000 for the nine months ended April 30, 2001. Net sales contributed by Minntech for the nine months ended April 30, 2002 were $52,410,000; without the Minntech acquisition, net sales of the Company's pre-existing businesses would have increased by $505,000, or 1.5%, to $34,851,000 for the nine months ended April 30, 2002.

         Net sales were adversely impacted for the three and nine months ended April 30, 2002, compared with the three and nine months ended April 30, 2001, by approximately $260,000 and $988,000, respectively, due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

         The increase in sales of the Company's pre-existing businesses for the three and nine months ended April 30, 2002 was principally attributable to endoscopy reprocessing products and product service, partially offset by a decrease in sales of endoscopy and surgical products. The increased sales of endoscopy reprocessing products and product service, and the decrease in sales of endoscopy and surgical products, was primarily due to demand.

         Gross profit increased by $8,318,000, or 172.1%, to $13,150,000 for the three months ended April 30, 2002, from $4,832,000 for the three months ended April 30, 2001. Gross profit contributed by Minntech for the three months ended April 30, 2002 was $8,385,000; without the Minntech acquisition, gross profit of the Company's pre-existing businesses would have decreased by $67,000, or 1.4%, to $4,765,000 for the three months ended April 30, 2002.

         Gross profit increased by $20,277,000, or 150.1%, to $33,790,000 for the nine months ended April 30, 2002, from $13,513,000 for the nine months ended April 30, 2001. Gross profit contributed by Minntech for the nine months ended April 30, 2002 was $21,215,000; without the Minntech acquisition, gross profit of the Company's pre-existing businesses would have decreased by $938,000, or 6.9%, to $12,575,000 for the nine months ended April 30, 2002.

         Gross profit as a percentage of sales for the three months ended April 30, 2002 and 2001 was 39.6% and 37.2%, respectively. Minntech's gross profit as a percentage of sales was 42.0% for the three months ended April 30, 2002; without the impact of the Minntech acquisition, gross profit as a percentage of sales for the three months ended April 30, 2002 would have been 36.1%.

         Gross profit as a percentage of sales for the nine months ended April 30, 2002 and 2001 was 38.7% and 39.3%, respectively. During the nine months ended April 30, 2002, gross profit was adversely impacted by a $427,000 charge to cost of sales related to the sale of inventories which carried a step-up in value recorded as a result of purchase accounting; such charge reduced gross profit percentage by 0.5% for the nine months ended April 30, 2002. Minntech's gross profit as a percentage of sales was 40.5% for the nine months ended April 30, 2002; without the impact of the Minntech acquisition, gross profit as a percentage of sales for the nine months ended April 30, 2002 would have been 36.1%.

         The lower gross profit percentage from the Company's pre-existing businesses for the three and nine months ended April 30, 2002, as compared with the three and nine months ended April 30, 2001, was primarily attributable to the adverse impact of a weaker Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; a high gross profit percentage for the three and nine months ended April 30, 2001 due to a buy-in of endoscopes prior to receiving a supplier price increase, a majority of which endoscopes were sold during the three and nine months ended April 30, 2001; and sales mix associated with endoscopy reprocessing products.

         Selling expenses as a percentage of net sales were 12.0% and 11.9% for the three and nine months ended April 30, 2002, compared with 10.9% and 12.0% for the three and nine months ended April 30, 2001. Without the impact of the Minntech acquisition, selling expenses as a percentage of net sales for the three and nine months ended April 30, 2002 would have been 12.6% and 13.8%, respectively. For the three and nine months ended April 30, 2002, the increase in selling expenses as a percentage of net sales from the Company's pre-existing businesses was primarily attributable to lower than expected sales at Carsen, an increase in personnel at Carsen and an increase in personnel and expanded marketing efforts at MediVators to support domestic sales.

         General and administrative expenses increased by $2,516,000 to $3,856,000 for the three months ended April 30, 2002, from $1,340,000 for the three months ended April 30, 2001. For the nine months ended April 30, 2002, general and administrative expenses increased by $6,761,000 to $10,709,000, from $3,948,000 for the nine months ended April 30, 2001. General and administrative expenses incurred by Minntech for the three and nine months ended April 30, 2002 were $2,230,000 and $6,252,000, respectively; without the Minntech acquisition, general and administrative expenses of the Company's pre-existing businesses would have increased by $286,000 and $509,000, respectively, for the three and nine months ended April 30, 2002, principally due to the addition of business development personnel and related expenses.

         Research and development expenses increased by $825,000 to $1,073,000 for the three months ended April 30, 2002, from $248,000 for the three months ended April 30, 2001. For the nine months ended April 30, 2002, research and development expenses increased by $2,036,000 to $2,739,000, from $703,000 for the nine months ended April 30, 2001. Research and development expenses incurred by Minntech for the three and nine months ended April 30, 2002 were $747,000 and $1,810,000, respectively; without the Minntech acquisition, research and development expenses of the Company's pre-existing businesses would have increased by $78,000 and $226,000, respectively, for the three and nine months ended April 30, 2002, principally due to costs related to MediVators' new endoscope reprocessing unit.

         Interest expense was $586,000 for the three months ended April 30, 2002, compared with interest income of $1,000 for the three months ended April 30, 2001. For the nine months ended April 30, 2002, interest expense was $1,717,000, compared with interest income of $7,000 for the nine months ended April 30, 2001. This change in interest was attributable to the Company's borrowings under its new credit facilities entered into during September 2001 primarily in connection with the Minntech acquisition.

         Income from continuing operations before income taxes increased by $3,551,000 to $8,299,000 for the nine months ended April 30, 2002, from $4,748,000 for the nine months ended April 30, 2001.

         The consolidated effective tax rate on operations was 37.6% and 41.5% for the nine months ended April 30, 2002 and 2001, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel reversed the valuation allowances previously existing against its deferred tax assets related to the NOLs accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, the Company will record in its results of operations income tax expense for its United States subsidiaries at the statutory tax rate; however, actual payment of U.S. Federal income taxes will reflect the benefits of the utilization of the NOLs.

         For the nine months ended April 30, 2001, income taxes consist primarily of taxes imposed on the Company's Canadian subsidiary. For the nine months ended April 30, 2001, the consolidated effective tax rate was lower than the Canadian effective tax rate of 42.9% due to the fact that income generated by the United States operations was substantially offset by Federal tax benefits resulting from the utilization of NOLs.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2002, the Company's working capital was $38,054,000, compared with $16,669,000 at July 31, 2001. The increase in working capital was due to the acquisition of Minntech.

         Net cash provided by operating activities was $4,100,000 and $7,000 for the nine months ended April 30, 2002 and 2001, respectively. For the nine months ended April 30, 2002, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and a decrease in inventories, partially offset by decreases in accounts payable and accrued expenses and income taxes. For the nine months ended April 30, 2001, the net cash provided by operating activities was primarily due to income from continuing operations, after adjusting for depreciation and amortization, partially offset by an increase in inventories and a decrease in accounts payable and accrued expenses.

         Net cash used in investing activities was $30,142,000 for the nine months ended April 30, 2002 compared with net cash provided by investing activities of $1,597,000 for the nine months ended April 30, 2001. For the nine months ended April 30, 2002, the net cash used in investing activities was primarily due to the acquisition of Minntech and capital expenditures. For the nine months ended April 30, 2001, the net cash provided by investing activities was primarily due to proceeds from the discontinued operations, partially offset by purchases of available-for-sale securities.

         Net cash provided by financing activities was $29,901,000 and $44,000 for the nine months ended April 30, 2002 and 2001, respectively. For the nine months ended April 30, 2002, the net cash provided by financing activities was primarily attributable to borrowings under the Company's new credit facilities related to the

Minntech acquisition, net of related debt issuance costs.

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

         Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. lenders and the Canadian lender were 4.75% and 4.25%, respectively, at June 7, 2002, and the LIBOR rate was approximately 2.0% at June 7, 2002. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap agreement covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

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

         On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At April 30, 2002, the Company had $31,000,000 outstanding under its credit facilities, including $24,000,000 under the Term Loan Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed. Outstanding borrowings are at interest rates of 3.25% above LIBOR.

         The Company believes that its current cash position, anticipated cash flow from operations and the funds available under the new revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for its existing operations for the foreseeable future. At June 7, 2002, $12,572,000 was available under the credit facilities.

         For the nine months ended April 30, 2002, compared with the nine months ended April 30, 2001, the average value of the Canadian dollar decreased by 4% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affects the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

         Under the Canadian Revolving Credit Facility, Carsen has a $20,000,000 (United States dollars) foreign currency hedging facility which is available to be used to hedge against the impact of such currency fluctuations on the purchases of inventories. Total commitments for foreign currency forward contracts amounted to $14,232,000 (United States dollars) at June 7, 2002 and cover a portion of Carsen's projected purchases of inventories through January 2003. The weighted average exchange rate of the forward contracts open at June 7, 2002 was $1.5873 Canadian dollar per United States dollar, or $.6300 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on June 7, 2002 was $1.5330 Canadian dollar per United States dollar, or $.6523 United States dollar per Canadian dollar.

         For purposes of translating the balance sheet, at April 30, 2002 compared with July 31, 2001, the value of the Canadian dollar decreased by 2% relative to the value of the United States dollar. This decrease in the value of the Canadian dollar caused the majority of the $241,000 increase in the negative cumulative foreign currency translation adjustment at April 30, 2002 compared to July 31, 2001, thereby decreasing stockholders' equity.

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

         Carsen pays for a substantial portion of its products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included within the Company's 2001 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an adverse impact for the three and nine months ended April 30, 2002, compared with the three and nine months ended April 30, 2001, upon the Company's results of operations and stockholders' equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no submission of matters to a vote during the three months ended April 30, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits - none.

         (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended April 30, 2002.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CANTEL MEDICAL CORP.

Date:  June 13, 2002


                                        By: /s/ James P. Reilly
                                            -------------------
                                            James P. Reilly, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)



                                        By: /s/ Craig A. Sheldon
                                            --------------------
                                            Craig A. Sheldon,
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)