Form 10-K
period 2002-07-31
CANTEL MEDICAL CORP
filed 2002-10-29
CIK 19446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     For the fiscal year ended July 31, 2002

                                       or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-6132

                              CANTEL MEDICAL CORP.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                            22-1760285
        -------------------------------           ---------------------
        (State or other jurisdiction of             (I.R.S. employer
         incorporation or organization)            identification no.)

      150 Clove Road, Little Falls,  New Jersey            07424
     -------------------------------------------        -----------
       (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code:(973) 890-7220

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
Title of each class                   on which registered
----------------------------          ---------------------------------
Common Stock, $.10 par value          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on shares held and the closing price quoted by the New York Stock Exchange on October 3, 2002): $71,101,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the close of business on October 3, 2002: 9,260,128

Documents incorporated by reference: Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2002 Annual Meeting of Stockholders of Registrant.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

          Cantel Medical Corp. (the "Company" or "Cantel") is a healthcare company providing infection prevention and control products, specialized medical device reprocessing systems and sterilants, diagnostic imaging and therapeutic medical equipment primarily focused on endoscopy, hollow fiber membrane filtration and separation technologies for medical and non-medical applications, and scientific instrumentation.

          The Company's wholly-owned United States subsidiary Minntech Corporation ("Minntech"), which was acquired in September 2001, designs, develops, manufactures, markets and distributes disinfection/sterilization reprocessing systems, sterilants and other products for renal dialysis, and filtration and separation products for medical and non-medical applications. See "Acquisitions." The Company's other United States subsidiary MediVators, Inc. ("MediVators"), serves customers worldwide by designing, developing, manufacturing, marketing and distributing endoscope disinfection equipment and related accessories and supplies. MediVators has been consolidated into Minntech's existing facilities and will be legally merged into Minntech during November 2002. Minntech and MediVators are sometimes collectively referred to as the "United States subsidiaries." Through its wholly-owned Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary"), Cantel markets and distributes medical equipment (including flexible endoscopes, endoscope disinfection equipment, surgical equipment including rigid endoscopes, and related accessories), precision instruments (including microscopes and high performance image analysis hardware and software) and industrial equipment (including remote visual inspection devices). Cantel's subsidiaries also provide technical maintenance service for their own products, as well as for certain competitors' products. Unless the context otherwise requires, references herein to the Company include Cantel and its subsidiaries.

          Minntech distributes its products in the United States through its own distribution network and in many international markets through various third party distribution agreements. Minntech B.V., Minntech's Netherlands subsidiary, is the headquarters for its European operations. Minntech Japan K.K., Minntech's Japan subsidiary, and Minntech Singapore, a branch office of Minntech B.V., serve as Minntech's base in the Asia/Pacific market.

          Carsen distributes the majority of its endoscopy and surgical products and a portion of its scientific products related to precision instruments pursuant to an agreement with Olympus America Inc. (the "Olympus Agreement"), and distributes a portion of its scientific products related to industrial technology equipment pursuant to an agreement with Olympus Industrial America Inc. (the "Olympus Industrial Agreement") (collectively the "Olympus Agreements"), both of which are United States affiliates of Olympus Optical Co. Ltd., a Japanese corporation ("Olympus Optical"), under which the Company has been granted exclusive distribution rights for certain Olympus products in Canada. Most of such products are manufactured by Olympus Optical and its affiliates. Unless the context otherwise requires, references herein to "Olympus" include Olympus America Inc., Olympus Industrial America Inc., and Olympus Optical, and their affiliates. Carsen, or its predecessor, has been distributing Olympus products in Canada since 1949. Carsen also distributes other products under separate distribution agreements, including additional endoscopy and surgical products, endoscope reprocessing products and scientific products and accessories.

          All of MediVators' endoscope reprocessing products are distributed in the United States and Puerto Rico by Olympus pursuant to an agreement (the "MediVators Agreement") under which Olympus has been granted exclusive distribution rights in these territories. MediVators' endoscope reprocessing products are distributed in other countries by various third parties under exclusive distribution agreements.

ACQUISITIONS

          On September 7, 2001, the Company completed its acquisition of Minntech, a public company based in Plymouth, Minnesota, in a merger transaction. Minntech is included in the Company's results of operations for the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001 and is excluded from the Company's results of operations for fiscal 2001 and 2000. The pro forma impact of the acquisition on the Company's results of operations are reflected in note 3 to the Company's Consolidated Financial Statements.

          Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and a fraction of a share of Cantel common stock having a value of $4.25. With respect to the stock portion of the consideration, Cantel issued approximately 2,201,000 shares of common stock in the merger. The total consideration for the transaction, including transaction costs, was approximately $78,061,000 (including cash of $41,396,000, shares of Cantel common stock with a fair market value of $28,144,000, Cantel's existing investment in Minntech of $725,000 and final transaction costs, including severance obligations, of approximately $7,796,000). The transaction was accounted for as a purchase.

          In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities, as discussed in note 9 to the Company's Consolidated Financial Statements.

          As a result of the acquisition of Minntech, the Company has added two new business segments, the Renal Systems Group (see Dialysis Products) and the Filtration and Separation Systems Group (see Filtration and Separation Products), both of which represent significant sources of revenue and profitability.

          On November 1, 2001, the Company's Canadian subsidiary acquired substantially all of the assets, business and properties of Technimed Instruments Inc. and Technimed International Inc. (collectively "Technimed") for approximately $405,000, which included cash of approximately $241,000 and a note payable in three equal annual installments with a present value of approximately $164,000. This transaction was accounted for as a purchase.

          Technimed was a private company based in Montreal, Canada which services medical equipment, including rigid endoscopes and hand-held surgical instrumentation.

OPERATING SEGMENTS

          The following table gives information as to the percentage of consolidated net sales accounted for by each operating segment:

                                        YEAR ENDED JULY 31,
                                    --------------------------
                                     2002       2001      2000
                                    --------------------------
                                      %          %          %
                                    ------     -----     -----
       Dialysis Products              45.3         -         -
       Endoscopy and Surgical         15.5      45.3      41.7
         Products *
       Endoscope Reprocessing
         Products *                   13.7      25.2      25.7
       Filtration and Separation
         Products                     12.0         -         -
       Scientific Products             7.0      16.8      20.0
       Product Service                 7.3      14.3      14.4
       Elimination of inter-
         company sales of
         Endoscope Reprocessing
         Products                     (0.8)     (1.6)     (1.8)
                                    ------     -----     -----
                                     100.0     100.0     100.0
                                    ======     =====     =====

* Endoscopy and Surgical Products was formerly described as Medical Products, and Endoscope Reprocessing Products was formerly described as Infection Control Products.

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

               REPROCESSING OF MULTIPLE USE DIALYZERS

          In response to government-mandated cost containment measures, in the late 1970s many United States dialysis centers began cleaning, disinfecting, and reusing dialyzers (artificial kidneys) in a process known as "dialyzer reuse" instead of discarding them after a single use. Approximately 80% of U.S. dialysis centers employ multiple-use dialyzers.

          Dialyzer reuse is also widely practiced throughout most of Eastern Europe, the Middle East, Africa and the Asia/Pacific regions. Sales of reprocessing products have continued to grow in these markets. In order to further improve support of its Asia/Pacific distributors, Minntech maintains an Asia/Pacific representative office in Singapore.

          The growth of dialyzer reuse in Western Europe has been limited. However, due to pending changes to the reimbursement system in several key markets, such as Germany, the Company believes that this situation should improve.

          Minntech's dialyzer reprocessing products include the Renatron(R)II Automated Dialyzer Reprocessing System, the Renalog(R)III Data Management System and, the RenaClear(TM) Dialyzer Cleaning System, together with Renalin(R) Cold Sterilant and Renalin(R)100, both peracetic acid based sterilants that replace less environmentally friendly high-level disinfectants such as formaldehyde. Actril(R) Ready To Use Cold Sterilant, primarily used as a dialysis machine disinfectant, and Minncare(R) Cold Sterilant, utilized for water line disinfection, are also part of Minntech's liquid chemical germicide product line.

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

          In May 2001 Minntech introduced the Renaclear(TM) Dialyzer Cleaning System, the first dedicated automated dialyzer cleaning system. The system removes blood and organic debris from difficult-to-clean dialyzers before reprocessing, a process known as "precleaning." Precleaning is common in dialysis units because the practice can help extend the useful clinical life of a dialyzer. When dialyzers are precleaned by hand, many dialysis facilities remove the dialyzer header caps (the end caps of a dialyzer) to more effectively rinse out heavy blood debris. However, opening the dialyzer in this fashion can increase the risk of contamination of the dialyzer components and damage to the membrane. The Renaclear(TM) system features a high-powered fluid injector that cleans dialyzer headers (the two internal ends of a dialyzer) without requiring removal of the header caps. The Renaclear(TM) Dialyzer Cleaning System is designed for use with peracetic acid-based Renaclear(TM) Disinfectant.

          Minntech's Renalin(R) Cold Sterilant is a proprietary peracetic acid-based formula which effectively cleans, disinfects, and sterilizes dialyzers without the hazardous fumes and disposal problems related to older glutaraldehyde and formaldehyde reprocessing solutions. The Company believes Renalin(R) is the leading dialyzer reprocessing solution in the United States.

          Renalin(R)100, a specially packaged formulation of Minntech's cold sterilant product, was introduced in January 2001. When used with a Renatron(R)II, converted for use with the Renatron(R)100 Series Conversion Kit, Renalin(R)100 requires no premixing, which automates the dilution process, reducing staff set-up time and exposure to vapors. In addition, Renalin(R)100 packaging reduces required storage space by 66% from traditional Renalin(R).

          Minntech manufactures at its Netherlands facility a comprehensive product line of test strips to measure concentration levels of all Minntech-produced chemistries. These test strips ensure that the appropriate concentration of sterilant is maintained throughout the required contact period, in addition to verifying that all sterilant has been removed from the device or system prior to patient use.

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

          Since 1985 Minntech has manufactured and marketed a line of hemoconcentrators, and since 1994 the principal product has been its Hemocor HPH(R) hemoconcentrator. The hemoconcentrator line also features the Hemocor HPH(R) 700, an adult hemoconcentrator, and the Hemocor HPH(R) Mini, a hemoconcentrator designed specificalLy for pediatric and neonatal patients. Minntech currently offers a total of five hemoconcentrator devices to meet the clinical requirements of neonatal through large adult patients.

          The entire line of Hemocor HPH(R) high performance hemoconcentrator products contains Minntech's proprietary polysulfone fiber. The Hemocor HPH(R) line also features a unique "no-rinse" design that allows it to be quickly and efficiently inserted into the bypass circuit at any time during an open-heart procedure.

               HEMOFILTERS

          The Renaflo(R) hemofilter is a device that performs hemofiltration in a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis. The hemofilter removes water, waste products and toxins from the circulating blood of patients while conserving the cellular and protein content of the patient's blood. Minntech's hemofilter line features no-rinse, polysulfone fiber that requires minimal set-up time for healthcare professionals. The hemofilter is available in five different sizes to meet the clinical needs of neonatal through adult patients.

               GAS AND WATER FILTRATION

          In May 2000 Minntech introduced the FiberFlo(R) Membrane Degassing System, a high-performance hollow fiber module and customized housing for the addition or removal of gasses from liquid streams. The FiberFlo(R) Membrane Degassing System was developed for use in pharmaceutical manufacturing, laboratory, medical, and bioprocessing applications. The polypropylene hollow fiber cartridge degas module features easy operation and maintenance, minimizes energy consumption, and can be used for CO(2) and O(2) removal, humidification, pH adjustment, oxygenation, and sparging of gases to solutions.

          Minntech received 510(k) clearance from the United States Food and Drug Administration ("FDA") in March 1999 to market FiberFlo(R) Hollow Fiber Capsule Filters for medical applications. The FiberFlo(R) Hollow Fiber Capsule Filter line, which made its market debut in April 1998, is based on the same high performance hollow fiber technology used in Minntech's polysulfone FiberFlo(R) HF Cartridge Filter product line. Capsule filters are used in the cell and tissue engineering industry, bioprocessing, pharmaceutical manufacturing, food and beverage processing, cosmetic manufacturing, and electronics industries to filter spores, bacteria, and pyrogens from aqueous solutions and gases. FiberFlo(R) Capsule Filters are engineered for point-of-use applications that require very fine filtration. Their hollow fiber design provides a surface area that is up to six times larger than traditional pleated capsule filters on the market. The large surface area provides greater capacity and longer filter life for the customer. FiberFlo(R) Capsule Filters and Cartridge Filters are available in a variety of styles, sizes, and configurations to meet a comprehensive range of customer needs and applications.

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

               DISINFECTANTS AND OTHER

          Minntech's Minncare(R) Cold Sterilant is a liquid sterilant product that is used to sanitize high-purity water treatment systems. Minncare(R) is based on Minntech's proprietary peracetic-acid sterilant technology, and is engineered to clean and disinfect reverse osmosis (RO) membranes and associated water distribution systems. Minntech has private label agreements for both Minncare(R) and Actril(R) sterilants with several other companies in the infection control industry. Minntech also offers a line of ancillary filtration products, including cleaning solutions, disinfectant test strips, and filtration housings and accessories.

ENDOSCOPY AND SURGICAL PRODUCTS

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

          All of the endoscopes and certain other medical instruments and accessories distributed by Carsen are manufactured by Olympus. Other medical products distributed by Carsen are manufactured by Sandhill Scientific, Inc. (ambulatory PH and motility monitoring equipment), Life-Tech, Inc. (urodynamics monitoring equipment), Sony of Canada Ltd. (video monitors, recorders and printers), The Ruhof Corporation (enzymatic cleaners), and MediVators (endoscope disinfection equipment).

ENDOSCOPE REPROCESSING PRODUCTS

          MediVators' principal source of revenue is from the manufacturing and sale of endoscope disinfection equipment and related accessories and supplies to hospitals and clinics through its distribution agreement with Olympus America Inc. in the United States and internationally through various foreign distributors.

          MediVators' primary products are the DSD-91E and DSD-201, for which the original design and configuration utilized in both of these products received FDA 510(k) clearance in March 1994. The DSD-91E and DSD-201 are microprocessor controlled dual endoscope disinfection systems. Both systems will disinfect two endoscopes at a time, can be used on a broad variety of endoscopes and are programmable by the user. MediVators also manufactures the MV series which are less expensive single and dual endoscope disinfection units.

          Although endoscopes generally can be manually cleaned and disinfected, there are many problems associated with such methods including the lack of uniform cleaning procedures, personnel exposure to disinfectant fumes and disinfectant residue levels in the endoscope.

          MediVators believes its disinfection equipment offers several advantages over manual immersion in disinfectants. The disinfectors are designed to pump disinfectant through all working channels of the endoscope, thus exposing all areas of the endoscope to the disinfectant, resulting in more thorough and consistent disinfection. The level of disinfection to be achieved depends upon many factors, principally contact time, temperature, type and concentration of the active ingredients of the chemical disinfectant and the nature of the microbial contamination. This process can also inhibit the build up of residue in the working channels. In addition, the entire disinfection process can be completed with minimal participation by the operator, freeing the operator for other tasks, reducing the exposure of personnel to the chemicals used in the disinfection process and reducing the risk of infectious diseases. The disinfectors also reduce the risks associated with inconsistent manual disinfecting.

          In March 2001, MediVators introduced Rapicide(TM) high-level disinfectant and sterilant, which obtained FDA 510(k) clearance for a high-level disinfection claim of five minutes at 35 degrees Celsius. This disinfection contact time is currently the fastest available on any disinfectant product sold in the United States. The development of Rapicide(TM) adds an additional consumable to the MediVators' product line.

SCIENTIFIC PRODUCTS

          The Scientific Products segment is comprised of the precision instruments and the industrial technology equipment distributed by Carsen.

          PRECISION INSTRUMENTS. Carsen distributes Olympus microscopes and complementary scientific equipment and accessories. Other instruments distributed by Carsen include Media Cybernetics, Inc. high resolution image analysis software and hardware; Narishige U.S.A., Inc. micromanipulators (which enable a viewer to manipulate objects being viewed under a microscope); Diagnostic Instruments, Inc. and Sony of Canada Ltd. digital cameras for research microscopy; and optical accessories such as high contrast optics, objectives (magnifying lenses) and reticules and video calipers (both of which measure objects being viewed under a microscope).

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

PRODUCT SERVICE

          The majority of the Company's product service revenue and profitability is generated by Carsen. Carsen operates service centers at its Markham, Ontario facility, as well as in Montreal, Quebec and Vancouver, British Columbia that provide warranty and out-of-warranty service and repairs for endoscopy, surgical, endoscopy reprocessing and scientific products, a majority of which are distributed by Carsen. The products distributed by Carsen bear a product warranty that entitles the purchaser to warranty repairs and service at a nominal charge or no charge during the warranty period. Generally Carsen, and not the manufacturer of the product, is responsible for the cost of warranty repairs. The warranty period for these products is generally one year. The customer pays Carsen on a time and materials basis for out-of-warranty service of these products.

          MediVators provides a one-year warranty for repairs and service of its endoscope reprocessing products. Generally, warranty repairs and service related to the endoscope disinfection equipment are performed by the distributor for these products. MediVators performs out-of-warranty service of its endoscope reprocessing products for which the customer pays MediVators on a time and materials basis.

          Minntech operates dialyzer reprocessing centers in Orlando and Boston that handle all aspects of dialyzer reprocessing, including compliance with regulatory requirements and record keeping. Dialyzer reprocessing services consist of the delivery of dialyzers from dialysis centers by Minntech personnel to the reprocessing center, where they are cleaned, tested, inspected, sterilized and returned to their facility within a twenty-four hour period. Dialyzer reprocessing has traditionally required hemodialysis providers to make a significant investment in dedicated staff, facilities and capital equipment. By outsourcing this service to Minntech, providers are able to focus resources on improved patient care.

DISTRIBUTION AGREEMENTS

          OLYMPUS/CARSEN AGREEMENT. The majority of Carsen's sales of endoscopy and surgical products and scientific products related to precision instruments have been made pursuant to the Olympus Agreement, and the majority of Carsen's sales of scientific products related to industrial technology equipment have been made pursuant to the Olympus Industrial Agreement, under which Olympus has granted Carsen the exclusive right to distribute the covered Olympus products in Canada. All products sold by Carsen pursuant to the agreements bear the trademark of Olympus or its affiliates. Both Olympus agreements expire on March 31, 2004. If Carsen fulfills its obligations under the Olympus Agreement, the parties will establish new minimum purchase requirements and extend the Olympus Agreement through March 31, 2006. There are no minimum purchase requirements under the Olympus Industrial Agreement.

          During the term of the Olympus Agreements and for one year thereafter, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreements.

          The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of endoscopy and surgical products and precision instruments. The aggregate annual minimum purchase obligations for all such products are approximately $16.9 million and $18.8 million during the contract years ending March 31, 2003 and 2004, respectively.

          The Olympus Agreements generally prohibit both Olympus and Carsen from hiring any employee of the other party for a period of one year after the conclusion of the employee's employment with such other party. This prohibition remains in effect during the term of the Olympus Agreements and the first year thereafter.

          Subject to an allowance of a 10% shortfall from the minimum purchase requirements, if Carsen fails to meet such requirements for precision instruments, then Olympus has the option to terminate or restructure the Olympus Agreement as it pertains to precision instruments; if Carsen fails to meet such requirements for endoscopy and surgical products, Olympus has the option to terminate or restructure the entire Olympus Agreement. Olympus may also terminate the Olympus Agreement if Carsen breaches its other obligations under the Olympus Agreement.

          MEDIVATORS/OLYMPUS AGREEMENT. MediVators has a four-year agreement with Olympus America Inc., which expires on August 1, 2003, under which Olympus is granted the exclusive right to distribute all of MediVators' endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico. MediVators also has a three-year agreement with Olympus Latin America which expires on July 21, 2005 under which Olympus is granted the exclusive right to distribute all of MediVators endoscope reprocessing products and related accessories and supplies in Latin America; to date such agreement has not produced significant levels of sales in Latin America. All equipment sold by Olympus pursuant to these agreements bear both the "Olympus" and "MediVators" trademarks.

          The MediVators Agreement provides for minimum purchase projections. Failure by Olympus to achieve the minimum purchase projections in any contract year gives MediVators the option to terminate the MediVators Agreement. Net sales to Olympus accounted for 9.5%, 18.4%, and 15.8% of the Company's net sales in fiscal 2002, 2001 and 2000, respectively.

DISCONTINUED OPERATIONS

          On October 6, 2000, Carsen closed a transaction under an Asset Purchase Agreement (the "Purchase Agreement") with Olympus pursuant to which Carsen terminated its consumer products business and sold its inventories of Olympus consumer products to Olympus. The transaction had an effective date of July 31, 2000.

          The purchase price for the inventory was $1,026,000, net of adjustments related to estimated warranty claims and promotional program expenses payable to Carsen's customers. During fiscal 2001, Carsen also received additional consideration from Olympus under the Purchase Agreement, including amounts related to transition services provided by Carsen subsequent to July 31, 2000. Such consideration included (i) fixed cash amounts aggregating approximately $615,000 and (ii) $619,000, representing twelve and one-half percent (12 1/2%) of Olympus' net sales of consumer products in Canada in excess of $8,000,000 during the period from August 1, 2000 through March 31, 2001. No additional amounts are due from

Olympus under the Purchase Agreement.

          The discontinuance of the Consumer Products business has been reflected as a discontinued operation and is presented separately in the Company's Consolidated Financial Statements.

MARKETING

          Minntech markets its products in the United States through a direct sales force and through distributors. Minntech B.V., Minntech's Netherlands subsidiary, is the base for its European operations. Minntech Japan K.K., Minntech's Japan subsidiary, and Minntech Singapore, a branch office of Minntech B.V., serve the Asia/Pacific market.

          MediVators sells its endoscope reprocessing products in the United States under an exclusive distribution agreement with Olympus, and internationally through various foreign distributors.

          Carsen markets its products for each business segment through separate, direct sales forces comprised of its own employees.

          Most of the Company's direct sales forces are compensated on a salary and commission basis.

EFFECT OF CURRENCY FLUCTUATIONS AND TRADE BARRIERS

          A portion of the Company's products are imported from the Far East and Western Europe, the Company's United States subsidiaries sell a portion of their products outside of the United States, and Minntech's Netherlands subsidiary sells a portion of its products outside of the European Union. Consequently, the Company's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States, Canada and the Netherlands.

          Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had an adverse impact in fiscal 2002 compared with fiscal 2001, and in fiscal 2001 compared with fiscal

2000, upon the Company's results of operations and stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Financial statements of the Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the European Union and the United States had an adverse impact in fiscal 2002 upon the Company's results of operations, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The functional currency of Minntech's Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar since the acquisition of Minntech on September 7, 2001 did not have a significant impact upon either the Company's results of operations or the translation of the balance sheet, primarily due to the fact that the Company's Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

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

          The Company believes that the world-wide reputation for the quality and innovation of its products among consumers, the Company's reputation for providing quality product service, particularly with respect to endoscopy and surgical and endoscope reprocessing products, the numerous customer contacts developed during its lengthy service as a distributor of Olympus products and the distribution arrangement for certain MediVators endoscope reprocessing products with Olympus, give the Company a competitive advantage with respect to certain of its products.

          Two of Minntech's competitors (Fresenius Medical Care AG ("Fresenius") and HDC Medical, Inc.) have introduced peracetic acid-based dialyzer reprocessing germicides, entering a market previously dominated by Minntech's Renalin(R) Cold Sterilant product. However, Renalin(R) remains the only reprocessing chemical that has been validated for use with the Renatron(R) dialyzer reprocessing system and cleared for marketing as such under section 510(k) of the Federal Food, Drug and Cosmetic Act. Renalin(R) is also the only dialyzer reprocessing germicide that carries a sterilization claim in the United States market. Minntech has informed its Renatron(R) customers that it is unable to guarantee the integrity, reliability, and chemical interaction of alternative germicides with the Renatron(R) system. Minntech believes that this validation, coupled with Minntech's extensive dialyzer reprocessing education, administration, and technical support services, are strong competitive advantages for its product. However, the competitive price pressures introduced by these new germicides has adversely impacted Minntech's current dialyzer reprocessing chemical market share.

          Within the dialysis industry manufacturers have been acquiring chains of dialysis treatment centers over the past several years. These manufacturers have a built-in customer base for their products. However, Minntech views its manufacturer-only status as a competitive market advantage. Minntech believes that many dialysis treatment providers do not want to purchase hemodialysis supplies from manufacturers who also provide dialysis service and are, in effect, their competitors.

          Two of the Company's competitors (Gambro Healthcare, Inc. and Fresenius) have made public disclosures of their intent to increase the use of single-use dialyzers which, at some dialysis centers owned by these companies, could impact Minntech's Renatron reprocessing equipment at such centers. Presently, the utilization of single use dialyzers continues to be significantly more expensive than dialyzer reuse and, as such, the number of Minntech-supplied reuse programs is not expected to decrease significantly.

MARKET CONDITIONS

          Minntech's ability to sell its products depends in part on the extent to which reimbursement for the cost of these products and related treatments are available to patients under domestic and foreign governmental health programs, private health insurance, managed care organizations, workers' compensation insurers, and other similar programs. Over the past decade, the cost of healthcare has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payors to curb these costs. In addition, certain health care providers are moving towards a managed care system in which the providers contract to provide comprehensive health care for a fixed cost per person. Moreover, hospitals and other health care providers have become increasingly price competitive and, in some instances, have put pressure on medical suppliers to lower their prices.

GOVERNMENT REGULATION

          Many of Minntech's and MediVators' products are subject to regulation by the FDA, which regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the United States. Certain of Minntech's and MediVators' products may be regulated by other governmental or private agencies, including the Environmental Protection Agency ("EPA"), Underwriters Lab, Inc., and comparable agencies in certain foreign countries. The FDA and other agency clearances generally are required before Minntech or MediVators can market new products in the United States or make significant changes to existing products. The FDA also has the authority to require a recall or modification of products in the event of a defect.

          The Food, Drug and Cosmetic Act of 1938 and Safe Medical Device Act of 1990, each as amended, also require compliance with specific manufacturing and quality assurance standards. The regulations also require that each manufacturer establish a quality assurance program by which the manufacturer monitors the design and manufacturing process and maintains records which show compliance with the FDA regulations and the manufacturer's written specifications and procedures relating to the devices. The FDA inspects medical device manufacturers for compliance with their Quality Systems Regulations ("QSR's"). Manufacturers that fail to meet the QSR's may be issued reports or citations for non-compliance. The Company was inspected by the FDA in January 2002 and November 2000 with no warning letters issued.

          In addition, many of Minntech's and MediVators' products must meet the requirements of the European Medical Device Directive ("MDD") for their sale into the European Union. In June 2002, Minntech and MediVators were inspected and received notification that their products continue to meet these requirements. This certification allows Minntech and MediVators to affix the CE mark to its products and to freely distribute such products throughout the European Union. Federal, state and foreign regulations regarding the manufacture and sale of Minntech's and MediVators' products are subject to change. Neither Minntech nor MediVators can predict what impact, if any, such changes might have on their business.

          Carsen's endoscopy and surgical products and endoscope reprocessing products are subject to regulation by Health Canada - Therapeutic Products Directorate ("TPD"), which regulates the distribution and marketing of medical devices in Canada. Certain of Carsen's products may be regulated by other governmental or private agencies, including Canadian Standards Agency ("CSA"). TPD and other agency clearances generally are required before Carsen can market new medical products in Canada. TPD also has the authority to require a recall or modification in the event of defect. In order to market its medical products in Canada, Carsen is required to hold a Medical Device Establishment License, as well as certain medical device licenses by product, as provided by TPD. In addition, Minntech and MediVators have received drug identification numbers and Carsen has applied to TPD for a drug establishment license which is required before Carsen can distribute Minntech's and MediVators' sterilant/disinfectant products in Canada.

PATENTS AND PROPRIETARY RIGHTS

          Minntech holds rights under 60 patents worldwide covering its products or components thereof. At October 3, 2002, Minntech also had a total of 35 pending patent applications in the United States and in foreign countries. Minntech also holds rights under 248 trademark registrations worldwide and had 44 trademark applications pending as of October 3, 2002.

          Minntech believes that patent protection is a significant factor in maintaining its market position, but the rapid changes of technology in reprocessing, hollow fiber membranes, dialysis, liquid and dry chemical sterilants and other areas in which Minntech competes may limit the value of Minntech's existing patents.

          MediVators' current disinfector products, including the DSD-91E, DSD-201 and the MV Series tabletop systems, utilize certain know-how developed within the Company but have no patent protection. MediVators holds rights under five trademark registrations worldwide and had one trademark application pending as of October 3, 2002. In addition, MediVators holds rights under two patents and two pending patent applications covering its products or components thereof.

          While patents have a presumption of validity under the law, the issuance of a patent is not conclusive as to its validity or the enforceable scope of its claims. Accordingly, there can be no assurance that the Company's existing patents will afford protection against competitors with similar inventions, nor can there be any assurance that the Company's patents will not be infringed. Competitors may also obtain patents that the Company would need to license or design around. These factors also tend to limit the value of the Company's existing patents. Consequently, in certain instances, the Company may consider trade secret protection to be a more effective method of maintaining its proprietary positions.

BACKLOG

          On October 3, 2002, the Company's consolidated backlog was approximately $954,000, compared with approximately $1,773,000 on October 5, 2001.

EMPLOYEES

          As of October 3, 2002, the Company employed 541 persons. Of the Company's employees, 381 are located in the United States, 120 are located in Canada, 31 are located in Europe and 9 are located in the Far East; 26 are executives and/or managers, 103 are engaged in sales and marketing functions, 33 are engaged in customer service, 46 are engaged in product service, 245 are engaged in manufacturing, shipping and warehouse functions, 61 perform various administrative functions and 27 are engaged in research and development.

          None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES.

          Minntech owns three facilities located on adjacent sites, comprising a total of 16.5 acres of land in Plymouth, a suburb of Minneapolis, Minnesota. One facility is a 65,000 square-foot building, occupied by Minntech since 1977, which is used for manufacturing and warehousing operations. The second facility is a 110,000 square-foot building, representing Minntech's headquarters, including executive, administrative and sales staffs, and research operations. This building is also used for manufacturing and warehousing. The third facility is a 43,000 square-foot building adjacent to Minntech's headquarters and was purchased in February 2001. This building is used primarily for manufacturing and warehouse operations. Minntech also owns a 2.3 acre parcel of undeveloped land adjacent to its headquarters.

          Additionally, Minntech owns a 21,000 square-foot building on a 4.4 acre site in Heerlen, The Netherlands. Occupancy commenced in April 1995. The facility serves as Minntech's European headquarters and is being used as a sales office, manufacturing facility and warehouse.

          Minntech leases two facilities which serve as warehouse and distribution hubs for the dialysis business, including a 31,000 square-foot facility in Middletown, Pennsylvania and a 30,000 square-foot building in Jackson, Mississippi. Minntech's Columbia, South Carolina warehouse was closed in December 2001 with all products being consolidated in the Jackson, Mississippi facility. Minntech also leases a 22,000 square-foot facility located in Plymouth, Minnesota which serves as a warehouse. The leases for the Middletown, Jackson and Plymouth facilities provide for monthly base rent of approximately $14,000, $9,000 and $11,000, respectively.

          Minntech leases three facilities in the United States for Minntech's dialyzer reprocessing centers. These centers include 2,300 square-feet in Edgewood, Florida; 3,500 square-feet in Boston, Massachusetts; and 3,200 square-feet in Atlanta, Georgia which is not presently being utilized. The leases for these facilities in Edgewood, Boston and Atlanta provide for monthly base rent of approximately $2,000, $4,000 and $2,000, respectively.

          Minntech also leases a 300 square-foot office space in Tokyo, Japan and a 1,200 square-foot office space in Singapore. Both locations are being used as sales offices. Beginning September 2002, Minntech commenced a lease for 2,000 square-feet in Dronfield, England. The facility is being used as a sales office and service facility.

          MediVators leased approximately 27,500 square feet of space located in Eagan, Minnesota which was used for manufacturing, warehouse and office space. The option to terminate the lease was exercised effective September 2002. All of MediVators' operations were consolidated into Minntech's existing facilities.

          Carsen leases a building containing approximately 41,000 square feet located in Markham, Ontario which is used for warehouse, service and office space. The lease expires in July 2005, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $12,000. Additionally, Carsen leases space for two outside service facilities in Montreal, Quebec and Vancouver, British Columbia containing approximately 4,000 square feet and 800 square feet, respectively.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On May 29, 2002, the Company held the Annual Meeting of Stockholders for the fiscal year ended July 31, 2001 to re-elect Charles M. Diker, Alan J. Hirschfield and Bruce Slovin as directors of the Company, to hold office until the Annual Meeting of Shareholders to be held after the fiscal year ending July 31, 2004. 8,244,996 votes were cast for and 101,101 votes were withheld in the election of Messrs. Diker and Slovin, and 8,031,889 votes were cast for and 314,208 votes were withheld in the election of Mr. Hirschfield.

          Stockholders also approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 12,000,000 to 20,000,000. 8,016,490 votes were cast for, 319,260 votes were against, and 10,347 votes abstained in the approval of the amendment to the Company's Certificate of Incorporation.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          As of May 29, 2002, the Company's Common Stock trades on the New York Stock Exchange under the symbol "CMN." Previously, the Company's Common Stock traded on the NASDAQ National Market under the symbol "CNTL."

          In May 2002, the Company issued 3,143,000 additional shares in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on May 14, 2002 to stockholders of record on May 7, 2002.

          The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the New York Stock Exchange or NASDAQ.

                                     HIGH           LOW
                                    -------       -------
YEAR ENDED JULY 31, 2002
First Quarter                       $ 16.76       $ 11.76
Second Quarter                        16.33         12.55
Third Quarter                         18.53         14.17
Fourth Quarter                        19.50         14.54

YEAR ENDED JULY 31, 2001
First Quarter                       $  6.92       $  4.96
Second Quarter                         7.92          5.25
Third Quarter                         12.68          8.17
Fourth Quarter                        19.50         10.53

          The Company has not paid any cash dividends on the Common Stock and a change in this policy is not presently under consideration by the Board of Directors.

          On October 3, 2002, the closing price of the Company's Common Stock was $11.44 and the Company had 423 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

          The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. Minntech is reflected in the 2002 Consolidated Statement of Income Data for the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of operations for all other periods presented.

                   CONSOLIDATED STATEMENTS OF INCOME DATA(1):
                  (Amounts in thousands, except per share data)

                                                    Year Ended July 31,
                               ----------------------------------------------------------------
                                  2002         2001          2000          1999         1998
                               ---------    ---------     ---------     ---------     ---------
Net sales..................    $ 119,994    $  48,995     $  41,297     $  37,820     $  30,389
Cost of sales(2)...........       73,518       29,979        25,569        24,530        19,392
Gross profit...............       46,476       19,016        15,728        13,290        10,997
Income from continuing
  operations before
  interest expense (income)
  and income taxes(2)......       13,306        6,965         5,141         3,867         3,104
Interest expense (income)..        2,176          (42)          225           271           179
Income from continuing
   operations before
   income taxes............       11,130        7,007         4,916         3,596         2,925
Income taxes...............        3,978        2,851         2,085         1,936         1,287
Income from continuing
   operations..............        7,152        4,156         2,831         1,660         1,638
Income (loss) from
   discontinued operations             -          225          (147)         (291)           57
                               ---------    ---------     ---------     ---------     ---------
Net income.................    $   7,152    $   4,381     $   2,684     $   1,369     $   1,695
                               =========    =========     =========     =========     =========
Earnings per common share:
  Basic:(2)(3)............
    Continuing operations..    $    0.81    $    0.62     $    0.43     $    0.25     $    0.26
    Discontinued operations            -         0.03         (0.02)        (0.04)         0.01
                               ---------    ---------     ---------     ---------     ---------
    Net income.............    $    0.81    $    0.65     $    0.41     $    0.21     $    0.27
                               =========    =========     =========     =========     =========
  Diluted: (2)(3)..........
    Continuing operations .    $    0.74    $    0.56     $    0.42     $    0.24     $    0.24
    Discontinued operations            -         0.03         (0.02)        (0.04)         0.01
                               ---------    ---------     ---------     ---------     ---------
    Net income.............    $    0.74    $    0.59     $    0.40     $    0.20     $    0.25
                               =========    =========     =========     =========     =========
  Weighted average number
     of common and common
     equivalent shares:(3)
    Basic..................        8,882        6,707         6,618         6,592         6,360
    Diluted................        9,714        7,365         6,719         6,887         6,726

                        CONSOLIDATED BALANCE SHEETS DATA:
                  (Amounts in thousands, except per share data)

                                                         July 31,
                               ----------------------------------------------------------------
                                  2002         2001          2000          1999         1998
                               ---------    ---------     ---------     ---------     ---------
Total assets...............    $ 107,814    $  31,929     $  24,955     $  23,726     $  21,475
Current assets.............       58,138       26,494        21,701        20,462        18,378
Current liabilities........       20,314        9,825         7,570         7,521         5,191
Working capital............       37,824       16,669        14,131        12,941        13,187
Long-term debt.............       25,750            -           125         1,567         3,004
Stockholders' equity.......       57,911       22,027        17,163        14,545        13,226
Book value per
  outstanding common
  share(3).................    $    6.28    $    3.22     $    2.58     $    2.18     $    2.02
Common shares
  outstanding(3)...........        9,221        6,839         6,658         6,661         6,551

----------
 (1) Consolidated statements of income data for fiscal 1998 through 2001 have been reclassified from amounts previously reported to reflect shipping and warehouse expenses in cost of sales. Such reclassifications are consistent with the fiscal 2002 presentation and had no impact upon earnings.

 (2) Includes for fiscal 1999 costs of $467,000 associated with the discontinuance of MediVators' medical sharps disposal business, of which $452,000 pertained to an inventory write- off and was therefore recorded to cost of sales. The charge of $467,000 reduced basic and diluted earnings per share from continuing operations by $0.07. Without this charge, basic and diluted earnings per share from continuing operations for fiscal 1999, as adjusted, would have been $0.32 and $0.31, respectively.

 (3) Per share and share amounts for fiscal 1998 through 2001 have been adjusted from amounts previously reported to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid in May 2002. Such adjustments are consistent with the fiscal 2002 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF CONTINUING OPERATIONS

          The results of continuing operations reflect primarily the results of Minntech, MediVators and Carsen .

          Reference is made to (i) the discontinuance of the Company's Consumer Products business, as more fully described in Item 1, "Business," and in note 8 to the Consolidated Financial Statements, (ii) the impact on the Company's results of operations of a weaker Canadian dollar against the United States dollar during fiscal 2002 compared with fiscal 2001 and during fiscal 2001 compared with fiscal 2000 (decrease in value of approximately 3% during each of the above periods), (iii) critical accounting policies of the Company, as more fully described in note 2 to the Consolidated Financial Statements, as well as elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, (iv) 3,143,000 additional shares issued in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid to stockholders in May 2002, as more fully described in note 1 to the Consolidated Financial Statements, and (v) the Company's acquisition of Minntech in September 2001, as more fully described in Item 1, "Business," and in notes 3 and 9 to the Consolidated Financial Statements.

          Minntech is reflected in the Company's results of operations for the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of operations for fiscal 2001 or fiscal 2000. The acquisition of Minntech has added two new operating segments to the Company, Dialysis Products and Filtration and Separation Products. Additionally, Minntech also contributes to the Company's Product Service operating segment. Discussion herein of the Company's pre-existing businesses refers to the operations of Cantel, Carsen and MediVators, but excluding the impact of the Minntech acquisition.

          The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.

                                                     Year Ended July 31,
                            ---------------------------------------------------------------------
                                     2002                    2001                    2000
                            ---------------------------------------------------------------------
                                                (Dollar amounts in thousands)
                                $             %         $             %         $             %
                            ---------       -----   ---------       -----   ---------       -----
Dialysis Products           $  54,434        45.3   $       -           -   $       -           -
Endoscopy and
  Surgical Products *          18,636        15.5      22,209        45.3      17,216        41.7
Endoscope Reprocessing
  Products *                   16,419        13.7      12,348        25.2      10,641        25.7
Filtration and
  Separation Products          14,377        12.0           -           -           -           -
Scientific Products             8,344         7.0       8,214        16.8       8,254        20.0
Product Service                 8,726         7.3       7,011        14.3       5,946        14.4
Elimination of inter-
  company sales of
  Endoscope Reprocessing
  Products                       (942)       (0.8)       (787)       (1.6)       (760)       (1.8)
                            ---------       -----   ---------       -----   ---------       -----
                            $ 119,994       100.0   $  48,995       100.0   $  41,297       100.0
                            =========       =====   =========       =====   =========       =====

* Endoscopy and Surgical Products was formerly described as Medical Products, and Endoscope Reprocessing Products was formerly described as Infection Control Products.

     FISCAL 2002 COMPARED WITH FISCAL 2001

          Net sales increased by $70,999,000, or 144.9%, to $119,994,000 in fiscal 2002, from $48,995,000 in fiscal 2001. Net sales contributed by Minntech for fiscal 2002 were $71,938,000; without the Minntech acquisition, net sales of the Company's pre-existing businesses would have decreased by $939,000, or 1.9%, to $48,056,000 for fiscal 2002. Net sales were adversely impacted in fiscal 2002 compared with fiscal 2001 by approximately $1,113,000 due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

          The decrease in sales of the Company's pre-existing businesses was attributable to the decreased sales of endoscopy and surgical products, partially offset by an increase in sales of endoscope reprocessing products and product service. The decrease in sales of endoscopy and surgical products was due to a decrease in demand, including the adverse impact of healthcare funding issues in Canada as well as intensified competition which the Company expects to continue. Healthcare funding in Canada is dependent upon governmental appropriations and the Company cannot ascertain what impact the funding situation will have on future sales of endoscopy and surgical products and scientific products. The increase in sales of endoscope reprocessing products was primarily due to an increase in demand in the United States. The increase in sales of product service was primarily due to an increase in demand and marketshare in Canada.

          The Company believes that it has the opportunity to continue increasing its marketshare in the endoscope reprocessing segment. The majority of its product service segment is located in Canada where the Company's marketshare in its flexible endoscope service business is substantial; therefore, growth opportunities for its existing service business may be limited without the addition of new product servicing opportunities.

          Gross profit increased by $27,460,000, or 144.4%, to $46,476,000 in fiscal 2002, from $19,016,000 in fiscal 2001. Gross profit contributed by Minntech for fiscal 2002 was $29,059,000; without the impact of the Minntech acquisition, gross profit of the Company's pre-existing businesses would have decreased by $1,599,000, or 8.4%, to $17,417,000 for fiscal 2002.

          Gross profit as a percentage of net sales was 38.7% in fiscal 2002, compared with 38.8% in fiscal 2001. During fiscal 2002, gross profit was adversely impacted by a $427,000 charge to cost of sales related to the sale of inventories which carried a step-up in value recorded as a result of purchase accounting; such charge reduced gross profit percentage by 0.4% for fiscal 2002. Minntech's gross profit as a percentage of net sales was 40.4% for fiscal 2002; without the impact of the Minntech acquisition, gross profit as a percentage of net sales for fiscal 2002 would have been 36.2%.

          The lower gross profit percentage from the Company's pre-existing businesses for fiscal 2002, as compared with fiscal 2001, was primarily attributable to the adverse impact of a weaker Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars; a higher gross profit percentage in 2001 due to a buy-in of endoscopes prior to receiving a supplier price increase (such endoscopes were sold during fiscal 2001); increased competition in endoscopy and surgical products; and sales mix associated with endoscope reprocessing products and product service, including the increased manufacturing and warranty costs associated with the Company's new DSD-201 endoscope reprocessing unit.

          Selling expenses as a percentage of net sales were 12.3% for fiscal 2002, compared with 11.6% for fiscal 2001. Without the impact of the Minntech acquisition, selling expenses as a percentage of net sales would have been 13.4% for fiscal 2002. The increase in selling expenses as a percentage of net sales from the Company's pre-existing businesses was primarily attributable to lower than expected sales at Carsen, an increase in personnel at Carsen and expanded marketing efforts to support MediVators' domestic sales of endoscope reprocessing products.

          General and administrative expenses increased by $9,150,000 to $14,560,000 for fiscal 2002, from $5,410,000 for fiscal 2001. General and administrative expenses incurred by Minntech for fiscal 2002 were $8,536,000; without the Minntech acquisition, general and administrative expenses of the Company's pre-existing businesses would have increased by $614,000 for fiscal 2002, principally due to the addition of business development personnel and related expenses and costs associated with the Company's listing of its Common Stock on the New York Stock Exchange.

          Research and development expenses increased by $2,902,000 to $3,851,000 for fiscal 2002, from $949,000 for fiscal 2001. Research and development expenses incurred by Minntech for fiscal 2002 were $2,637,000; without the Minntech acquisition, research and development expenses of the Company's pre-existing businesses would have increased by $265,000 for fiscal 2002, principally due to costs related to MediVators' new endoscope reprocessing unit. The Company anticipates research and development expenses to increase in fiscal 2003 primarily due to costs associated with two specific projects; however, such increase is not expected to exceed 15.0% relative to the fiscal 2002 level of research and development expenses (assuming that Minntech had been included in the Company's results of operations for all of fiscal 2002).

          Interest expense was $2,176,000 for fiscal 2002, compared with interest income of $42,000 for fiscal 2001. This change in interest was attributable to the Company's borrowings under its new credit facilities entered into during September 2001 to fund a portion of the Minntech acquisition.

          Income from continuing operations before income taxes increased by $4,123,000, or 58.8%, to $11,130,000 for fiscal 2002, from $7,007,000 for fiscal
2001.

          The consolidated effective tax rate on operations was 35.7% and 40.7% for fiscal 2002 and 2001, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel eliminated the valuation allowances against its deferred tax assets related to the NOLs accumulated in the United States. Therefore, for all periods subsequent to September 7,

2001, the Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. federal income taxes will reflect the benefits of the utilization of the NOLs.

          The Company's results of operations for fiscal 2002 also reflect income tax expense for its international subsidiaries at their respective statutory rates. Such international subsidiaries include the Company's subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during fiscal 2002 of approximately 38.7%, 26.5% and 44.8%, respectively. The operations of the Company's subsidiaries in the Netherlands and Japan were part of the Minntech acquisition and are therefore included in the Company's results of operations only since September 7, 2001.

          For fiscal 2001, income taxes consist primarily of taxes imposed on the Company's Canadian subsidiary which had an effective tax rate of approximately 41.6%. The consolidated effective tax rate in fiscal 2001 was lower than the Canadian effective tax rate due to the fact that income generated by the United States operations was substantially offset by federal tax benefits resulting from the utilization of NOLs.

          In fiscal 2003, the Company expects a reduction in its Canadian effective tax rate due to enacted reductions in both Canadian federal and provincial income tax rates. However, the Company's overall effective tax rate for fiscal 2003 is subject to the progressive tax rate structure in the Netherlands, as well as changes caused by the geographic mix of pretax income.

     FISCAL 2001 COMPARED WITH FISCAL 2000

          Net sales increased by $7,698,000, or 18.6%, to $48,995,000 in fiscal 2001, from $41,297,000 in fiscal 2000. Net sales were adversely impacted in fiscal 2001 compared with fiscal 2000 by approximately $1,381,000 due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

          This increase in net sales was attributable to the increased sales of the Company's endoscopy and surgical products, endoscope reprocessing products and product service business segments. For fiscal 2001, the increased sales of endoscopy and surgical products were due primarily to an increase in demand, a portion of which was attributable to the introduction of new flexible endoscopy products, and selling price increases. The increased sales of endoscope reprocessing products were primarily attributable to an increase in demand for endoscope reprocessing products in the United States. The increased sales of product service were primarily attributable to an increase in demand and selling price increases.

          Gross profit increased by $3,288,000, or 20.9%, to $19,016,000 in fiscal 2001, from $15,728,000 in fiscal 2000. Gross profit was adversely impacted in fiscal 2001 compared with fiscal 2000 by approximately $509,000 due to the translation of Carsen's gross profit using a weaker Canadian dollar against the United States dollar.

          Gross profit as a percentage of net sales increased to 38.8% in fiscal 2001, from 38.1% in fiscal 2000. The higher gross profit percentage for fiscal 2001 was primarily attributable to a buy-in of endoscopes prior to receiving a supplier price increase, which endoscopes were sold during fiscal 2001; selling price increases in endoscopy and surgical products and product service; and favorable sales mix associated with product service and scientific products. Partially offsetting these increases in gross profit percentage was the adverse impact of a weaker Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars.

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

LIQUIDITY AND CAPITAL RESOURCES

          At July 31, 2002, the Company's working capital was $37,824,000, compared with $16,669,000 at July 31, 2001. This increase in working capital was primarily due to the acquisition of Minntech.

          Net cash provided by operating activities was $11,302,000, $1,342,000 and $4,668,000 for fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, net cash provided by operating activities was primarily due to income from continuing operations after adjusting for depreciation and amortization and deferred income taxes, and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and accrued expenses and income taxes payable. In fiscal 2001, net cash provided by operating activities was primarily due to income from continuing operations after adjusting for depreciation and amortization, and an increase in income taxes payable, partially offset by increases in accounts receivable and inventories. In fiscal 2000, net cash provided by operating activities was primarily due to income from continuing operations after adjusting for depreciation and amortization and deferred income taxes, and decreases in inventories and accounts receivable.

          Net cash used in investing activities was $31,541,000 in fiscal 2002, compared with net cash provided by investing activities of $1,135,000 in fiscal 2001 and net cash used in investing activities of $1,392,000 in fiscal 2000. In fiscal 2002, net cash used in investing activities was primarily for the acquisition of Minntech and capital expenditures. In fiscal 2001, net cash provided by investing activities was primarily due to proceeds from the discontinued operations, partially offset by purchases of available-for-sale securities, professional fees related to the Minntech acquisition (such fees are included within other, net) and capital expenditures. In fiscal 2000, net cash used in investing activities was primarily due to an increase in the net assets related to the discontinued operations and capital expenditures. During fiscal 2003, the Company anticipates an increase in the level of its capital expenditures, primarily at Minntech.

          Net cash provided by financing activities was $27,754,000 in fiscal 2002 and $404,000 in fiscal 2001, compared with net cash used in financing activities of $1,641,000 in fiscal 2000. In fiscal 2002, net cash provided by financing activities was primarily attributable to borrowings under the Company's new credit facilities for the Minntech acquisition, net of related debt issuance costs, partially offset by repayments under these credit facilities. In fiscal 2001, net cash provided by financing activities was primarily due to proceeds from the exercise of stock options. In fiscal 2000, net cash used in financing activities was primarily due to net repayments under a prior credit facility.

          At July 31, 2001, the Company had a credit facility which provided for
(i) a $2,500,000 revolving credit facility for Cantel and MediVators, (ii) a $5,000,000 (United States dollars) revolving credit facility for Carsen and
(iii) a $12,500,000 acquisition facility available to Cantel and MediVators for permitted acquisitions in the United States. At July 31, 2001, the Company had no outstanding borrowings under this credit facility.

          In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech and MediVators (the "U.S. Borrowers") and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") available for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expire on September 7, 2006.

          Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. lenders and the Canadian lender were 4.75% and 4.50%, respectively, at October 3, 2002, and the LIBOR rates ranged from 1.66% to 1.80% at October 3, 2002. The margins applicable to the Company's outstanding borrowings at October 3, 2002 are 1.5% above the lender's base rate and 2.75% above LIBOR. In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

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

          On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At July 31, 2002, the Company had $28,500,000 outstanding under its Credit Facilities, including $23,500,000 under the Term Loan Facility. Subsequent to July 31, 2002, the Company repaid an additional $1,000,000 under its Credit Facilities; therefore, at October 3, 2002, the Company had $27,500,000 outstanding under its credit facilities, including $23,000,000 under the Term Loan Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

          Aggregate annual required maturities of the Credit Facilities over the next five years and thereafter are as follows:

            Year Ending July 31,
                  2003                        $  2,750,000
                  2004                           4,500,000
                  2005                           6,500,000
                  2006                           7,750,000
                  2007                           7,000,000
                  Thereafter                             -
                                              ------------
                  Total                       $ 28,500,000
                                              ============

          The amount maturing in fiscal 2007 includes the remaining

$5,000,000 presently outstanding under the revolving credit facilities since such amount is required to be repaid prior to the expiration date of such facilities.

          Aggregate future minimum rental commitments at July 31, 2002 under operating leases for property and equipment are as follows:

             Year Ending July 31,
                  2003                        $ 1,060,000
                  2004                            779,000
                  2005                            486,000
                  2006                             97,000
                  2007                             19,000
                                              -----------
                  Total rental commitments    $ 2,441,000
                                              ===========

          The Company has determined that it will repatriate minimal amounts of existing and future accumulated profits from its international locations until existing NOLs are exhausted, which the Company has determined to be approximately through fiscal 2004. Notwithstanding this strategy, the Company believes that its current cash position, anticipated cash flows from operations, (including its U.S. operations) and the funds available under its revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future based upon its existing operations, including the payment of remaining liabilities from the Minntech acquisition. At October 3, 2002, approximately $12,479,000 was available under the revolving credit facilities.

          During fiscal 2002 compared with fiscal 2001, the average value of the Canadian dollar decreased by approximately 3% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

          Under the Canadian Revolving Credit Facility, Carsen has a $20,000,000 (United States dollars) foreign currency hedging facility which is available to hedge against the impact of such currency fluctuations on purchases of inventories. Total commitments for foreign currency forward contracts under this facility amounted to $6,774,000 (United States dollars) at October 3, 2002 and cover a portion of the Canadian subsidiary's projected purchases of inventories through February 2003. The weighted average exchange rate of the forward contracts open at October 3,

2002 was $1.5739 Canadian dollar per United States dollar, or $.6353 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on October 3, 2002 was $1.5921 Canadian dollar per United States dollar, or $.6281 United States dollar per Canadian dollar.

          Since the acquisition of Minntech on September 7, 2001 until the end of fiscal 2002, the value of the euro increased by approximately 8% relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. During the portion of fiscal 2002 subsequent to the Minntech acquisition, such strengthening of the euro relative to the United States dollar had an adverse impact upon the Company's results of operations. Such currency fluctuations also result in a change in the United States dollar value of the Company's assets that are denominated in euros.

          In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward. There was one foreign currency forward contract amounting to EURO 4,500,000 at October 3, 2002 which covers a portion of the net assets of Minntech's Netherlands subsidiary which are denominated in United States dollars. Such contract expires on October 31, 2002. Under its Credit Facilities, such contracts to purchase euros may not exceed $12,000,0000 in an aggregate notional amount at any time.

          Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). In accordance with SFAS 133, all of the Company's foreign currency forward contracts are designated as hedges. Recognition of gains and losses related to the Canadian hedges is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement. Gains and losses related to the hedging contracts to buy euros forward is immediately realized within general and administrative expenses due to the short-term nature of such contracts.

          For purposes of translating the balance sheet, at July 31, 2002 compared to September 7, 2001, the value of the euro increased by approximately 8% compared to the value of the United States dollar, thereby causing a decrease in the negative cumulative foreign currency translation adjustment during such period. Partially offsetting this change was a 3% decrease in the value of the Canadian dollar relative to the value of the United States dollar at July 31, 2002 compared to July 31, 2001, which caused an increase to the negative cumulative foreign currency translation adjustment during fiscal 2002. The net impact of these currency movements was an overall decrease in the negative cumulative foreign currency translation adjustment during fiscal 2002 of $352,000, thereby increasing stockholders' equity.

          Changes in the value of the Japanese yen relative to the United States dollar since the acquisition of Minntech on September 7, 2001 did not have a significant impact upon either the Company's results of operations or the translation of the balance sheet, primarily due to the fact that the Company's Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

          As of July 31, 2002, the Company had NOLs for domestic tax reporting purposes of approximately $13,076,000 which expire through July 31, 2021. The valuation allowance related to the Company's NOLs was reversed in connection with the purchase price allocation for the Minntech acquisition, based upon an assessment of the combined companies expected future results of operations.

          In addition, the Company and its foreign subsidiaries cannot file consolidated tax returns for United States income tax purposes. Therefore, the Company's NOLs in the United States cannot be utilized to reduce federal or provincial income taxes payable by the foreign subsidiaries on their taxable income. This has resulted in the payment of income taxes by the Company in Canada and the Netherlands, notwithstanding NOLs utilized, or net losses sustained, by the Company in the United States.

          Inflation has not significantly impacted the Company's operations.

CRITICAL ACCOUNTING POLICIES

          The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company continually evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

          The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     REVENUE RECOGNITION

          Revenue on product sales is recognized as products are shipped to customers or when title passes, net of provisions for sales allowances and similar items. Domestic sales of endoscope reprocessing equipment are of a bill and hold nature as more fully described in note 11 to the Consolidated Financial Statements. Revenue on service sales is recognized when repairs are completed and the products are shipped to customers.

     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

          Accounts receivable consist of amounts due to the Company from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments. The Company uses historical experience as well as current market information in determining the estimate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INVENTORIES

          Inventories consist of products which are sold in the ordinary course of the Company's business and are stated at the lower of cost (first-in, first-out) or market. In assessing the value of inventories, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventories and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company uses historical experience as well as current market information.

     DEFERRED TAX ASSETS AND LIABILITIES

          The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that the amounts recorded are appropriately stated. All of such evaluations require significant management judgments.

     LONG-LIVED ASSETS

          Certain of the Company's identifiable intangible assets, such as current technology and customer base, are amortized on the straight-line method over their estimated useful lives. Additionally, the Company has recorded goodwill and trademarks and tradenames, all of which have indefinite useful lives and are therefore not amortized. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill is reviewed for impairment at least annually in accordance with Statement of Financial Accounting Standard No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS."

     BUSINESS COMBINATIONS

          During fiscal 2002, the Company's acquisition of Minntech required significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. Certain of the liabilities are subjective in nature. These liabilities have been reflected in the purchase accounting based upon the most recent information available, and principally include certain state sales and use tax and state income tax exposures, as well as income tax liabilities related to the Company's foreign subsidiaries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts presently recorded.

     OTHER MATTERS

          The Company does not have any off balance sheet financial arrangements.

FORWARD LOOKING STATEMENTS

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

          Foreign currency market risk: A portion of the Company's products are imported from the Far East and Western Europe, the Company's United States subsidiaries sell a portion of their products outside of the United States, and Minntech's Netherlands subsidiary sells a portion of its products outside of the European Union. Consequently, the Company's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States, Canada and the Netherlands.

          Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had an adverse impact in fiscal 2002 compared with fiscal 2001, and in fiscal 2001 compared with fiscal 2000, upon the Company's results of operations and stockholders' equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

          Financial statements of the Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the European Union and the United States had an adverse impact in fiscal 2002 upon the Company's results of operations, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The functional currency of Minntech's Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar since the acquisition of Minntech on September 7, 2001 did not have a significant impact upon either the Company's results of operations or the translation of the balance sheet, primarily due to the fact that the Company's Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

          Interest rate market risk: The Company has two credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada. During fiscal 2002, all of the Company's outstanding borrowings were under its United States credit facilities. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. At July 31, 2002, the fair value of such interest rate cap is $52,000.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2002 Annual Meeting of Stockholders of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION.

          Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2002 Annual Meeting of Stockholders of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2002 Annual Meeting of Stockholders of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2002 Annual Meeting of Stockholders of the Registrant.

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.

          (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

           1.   CONSOLIDATED FINANCIAL STATEMENTS:

                (i)    Report of Independent Auditors.

                (ii)   Consolidated Balance Sheets as of July 31, 2002 and 2001.

                (iii) Consolidated Statements of Income for the years ended July 31, 2002, 2001 and 2000.

                (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended July 31, 2002, 2001 and 2000.

                (v) Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2001 and 2000.

                (vi)   Notes to Consolidated Financial Statements.

                2.     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

                       (i) Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2002, 2001 and 2000.

                All other financial statement schedules are omitted since they are not required, not applicable, or the information has been included in the Consolidated Financial Statements or Notes thereto.

                3.     EXHIBITS:

                2(a) - Asset Purchase Agreement between Carsen Group Inc. and Olympus America Inc. dated as of October 6, 2000, among Registrant, Carsen Group Inc. and Olympus America Inc. (Incorporated by reference to Exhibit (2) of Registrant's Current Report on Form 8-K dated October 23, 2000 [ the "2000 8-K"]).

                2(b) - Agreement and Plan of Merger dated as of May 30, 2001 by and among Cantel Medical Corp., Canopy Merger Corp. and

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

                3(k) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on September 6, 2001. (Incorporated herein by reference to Exhibit 3(k) to Registrant's 2001 Annual Report on Form 10-K [the "2001 10-K"].)

                3(l) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on June 7, 2002.

                3(m) - Registrant's By-Laws adopted April 24, 2002.

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

                10(f) - Stock Option Agreement, dated as of October 17, 1996 , between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(v) to Registrant's 1996 Annual Report on Form 10-K.)

                10(g) - Registrant's 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10(s) to Registrant's 1997 Annual Report on Form 10-K [the "1997 10-K"].)

                10(h) - Form of Incentive Stock Option Agreement under Registrant's 1997 Employee Stock Option Plan. (Incorporated by reference to
Exhibit 10(t) to Registrant's 1997 10-K.)

                10(i) - First Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc., dated as of August 26, 1997, among Registrant and Olympus America Inc. (Incorporated by reference to Exhibit 10(y) of Registrant's 1997 10-K.)

                10(j) - Stock Option Agreement, dated as of October 16, 1997, between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(x) of Registrant's 1998 Annual Report on Form 10-K [the "1998 10-K"].)

                10(k) - Form of Non-Plan Stock Option Agreement between the Registrant and Darwin C. Dornbush. (Incorporated by reference to Exhibit 10(y) to Registrant's 1998 10-K.)

                10(l) - Stock Option Agreement, dated as of October 5, 1998, between the Registrant and John W. Rowe. (Incorporated by reference to Exhibit 10(z) to Registrant's 1998 10-K.)

                10(m) - Non-Competition Agreement, dated as of March 16, 1998, between the Registrant, Christopher C. Lutz and Bonolyn L. Lutz. (Incorporated by reference to Exhibit 10(aa) of Registrant's 1998 10-K.)

                10(n) - Employment Agreement, dated as of November 1, 2001, between Minntech Corporation and Roy K. Malkin.

                10(o) - Employment Agreement, dated as of November 1, 2001, between the Registrant and Craig A. Sheldon.

                10(p) - Distributor Agreement dated as of August 1, 1999, among MediVators, Inc. and Olympus America Inc. - Endoscope Division. (Incorporated by reference to Exhibit 10(ee) to Registrant's 1999 Annual Report on Form 10-K [the "1999 10-K"].)

                10(q) - Stock Option Agreement, dated as of October 30, 1998, between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(ff) to Registrant's 1999 10-K.)

                10(r) - Stock Option Agreement, dated as of March 10, 2000, between the Registrant and John W. Rowe. (Incorporated by reference to Exhibit 10(gg) to Registrant's 1999 10-K.)

                10(s) - Second Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc. dated as of October 6, 2000, among Carsen Group Inc. and Olympus America Inc. (Incorporated by reference to Exhibit
(1) of Registrant's 2000 8-K).

                10(t) - Registrant's 1998 Director's Stock Option Plan. (Incorporated herein by reference to Exhibit 10(gg) to Registrant's 2000 10-K.)

                10(u) - Form of Quarterly Stock Option Agreement under the Registrant's 1998 Directors Stock Option Plan. (Incorporated herein by reference to Exhibit 10(hh) to Registrant's 2000 10-K.)

                10(v) - Form of Annual Stock Option Agreement under the Registrant's 1998 Directors Stock Option Plan. (Incorporated herein by reference to Exhibit 10(ii) to Registrant's 2000 10-K.)

                10(w) - Stock Option Agreement, dated as of October 10, 2000, between the Registrant and Joseph M. Cohen. (Incorporated herein by reference to Exhibit 10(jj) to Registrant's 2000 10-K.)

                10(x) - Employment Agreement, dated as of November 1, 2000, between the Registrant and Joseph L. Harris. (Incorporated herein by reference to Exhibit 10(a) to Registrant's April 30, 2001 Quarterly Report on Form 10-Q.)

                10(y) - Stock Option Agreement, dated as of November 1, 2000 between the Registrant and Joseph L. Harris. (Incorporated herein by reference to Exhibit 4.2 to Registrant's Form S-8 dated March 19, 2001.)

                10(z)- Credit Agreement dated as of September 7, 2001 among Cantel Medical Corp., the Banks, Financial Institutions and Other Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association. (Incorporated herein by reference to Exhibit 10(aa) to Registrant's 2001 10-K.)

                10(aa)- Loan Agreement dated as of September 7, 2001 between Carsen Group Inc. and National Bank of Canada. (Incorporated herein by reference to Exhibit 10(bb) to Registrant's 2001 10-K.)

                10(bb)- Stock Option Agreement dated as of September 7, 2001 between the Registrant and Fred L. Shapiro. (Incorporated herein by reference to Exhibit 10(cc) to Registrant's 2001 10-K.)

                10(cc) - Minntech Emeritus Director Consulting Plan. (Incorporated herein by reference to Exhibit 10 to Minntech's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

                10(dd) - Amendment to Emeritus Director Consulting Plan effective September 26, 1996 (Incorporated herein by reference to Exhibit 10(b) to Minntech's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

                10(ee) - Minntech Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2000 (Incorporated herein by reference to
Exhibit 10(m) to Minntech's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000 [the "Minntech July 2000 10-Q"].)

                10(ff) - Employment Agreement between Minntech and Paul E. Helms dated September 1, 1996, as amended April 1, 1997 (Incorporated herein by reference to Exhibit 10(r) to Minntech's July 2000 10-Q.)

                10(gg) - Third Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc. dated as of April 1, 2001, among Carsen Group Inc. and Olympus America Inc.

                10(hh) - Employment Agreement, dated as of August 1, 1998, between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10(aa) of Registrant's 1999 10-K.)

                21 - Subsidiaries of Registrant.

                23 - Consent of Ernst & Young LLP.

                99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)   REPORTS ON FORM 8-K:

          There were no reports on Form 8-K filed during the three months ended July 31, 2002.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CANTEL MEDICAL CORP.

Date: October 29, 2002             By: /s/ James P. Reilly
                                      --------------------
                                      James P. Reilly, President and Chief
                                      Executive Officer (Principal Executive
                                      Officer)
                                   By: /s/ Craig A. Sheldon
                                      ---------------------
                                      Craig A. Sheldon, Vice President and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker                          Date:   October 29, 2002
----------------------------
Charles M. Diker, a Director
and Chairman of the Board

/s/ Alan J. Hirschfield                       Date:   October 29, 2002
----------------------------
Alan J. Hirschfield, a Director
and Vice Chairman of the Board

/s/ Robert L. Barbanell                       Date:   October 29, 2002
----------------------------
Robert L. Barbanell, a Director

/s/ Joseph M. Cohen                           Date:   October 29, 2002
----------------------------
Joseph M. Cohen, a Director

/s/ Darwin C. Dornbush                        Date:   October 29, 2002
----------------------------
Darwin C. Dornbush, a Director

/s/ Morris W. Offit                           Date:   October 29, 2002
----------------------------
Morris W. Offit, a Director

/s/ James P. Reilly                           Date:   October 29, 2002
----------------------------
James P. Reilly, a Director and President

/s/ John W. Rowe                              Date:   October 29, 2002
----------------------------
John W. Rowe, a Director

/s/ Fred L. Shapiro                           Date:   October 29, 2002
----------------------------
Fred L. Shapiro, a Director

/s/ Bruce Slovin                              Date:   October 29, 2002
----------------------------
Bruce Slovin, a Director

                                 CERTIFICATIONS

I, James P. Reilly, certify that:

1.   I have reviewed this annual report on Form 10-K of Cantel Medical Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  October 29, 2002


By: /s/ James P. Reilly
    -------------------
James P. Reilly, President and Chief
Executive Officer (Principal Executive
Officer)

I, Craig A. Sheldon, certify that:

1.   I have reviewed this annual report on Form 10-K of Cantel Medical Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  October 29, 2002


By: /s/ Craig A. Sheldon
   ---------------------
Craig A. Sheldon, Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

                              CANTEL MEDICAL CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS


                                  JULY 31, 2002

                                    CONTENTS

         Report of Independent Auditors ................................1

         Financial Statements

              Consolidated Balance Sheets ..............................2
              Consolidated Statements of Income ........................3
              Consolidated Statements of Changes
                 in Stockholders' Equity ...............................4
              Consolidated Statements of Cash Flows ....................5
              Notes to Consolidated Financial Statements ...............6

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. as of July 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. at July 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
September 20, 2002

                              CANTEL MEDICAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JULY 31,
                                                                                2002         2001
                                                                              ----------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  12,565    $   5,050
   Available-for-sale securities                                                      -        1,057
   Accounts receivable, net of allowance for doubtful accounts
      of $1,041 in 2002 and $62 in 2001                                          23,054       11,768
   Inventories                                                                   17,331        8,166
   Deferred income taxes                                                          3,670           49
   Prepaid expenses and other current assets                                      1,518          404
                                                                              ---------    ---------
Total current assets                                                             58,138       26,494

Property and equipment, at cost:
   Land, building and improvements                                               13,206            -
   Furniture and equipment                                                       13,940        2,185
   Leasehold improvements                                                           533          541
                                                                              ---------    ---------
                                                                                 27,679        2,726
   Less accumulated depreciation and amortization                                (4,695)      (1,882)
                                                                              ---------    ---------
                                                                                 22,984          844
Intangible assets, net                                                            7,788          622
Goodwill                                                                         16,376          585
Other assets                                                                      2,528        3,384
                                                                              ---------    ---------
                                                                              $ 107,814    $  31,929
                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                          $   2,750    $       -
   Accounts payable                                                               6,288        4,115
   Compensation payable                                                           2,722        1,337
   Accrued expenses                                                               6,347        2,562
   Income taxes payable                                                           2,207        1,811
                                                                              ---------    ---------
Total current liabilities                                                        20,314        9,825

Long-term debt                                                                   25,750            -
Deferred income taxes                                                             2,058           77
Other long-term liabilities                                                       1,781

Commitments and contingencies                                                         -            -

Stockholders' equity:
   Preferred Stock, par value $1.00 per share; authorized
      1,000,000 shares; none issued                                                   -            -
   Common Stock, par value $.10 per share; authorized
      20,000,000 shares; issued 2002 - 9,491,118 shares, outstanding 2002 -
      9,221,003 shares; issued 2001 - 7,099,738 shares, outstanding
      2001 - 6,838,914 shares                                                       949          710
   Additional capital                                                            48,740       20,003
   Retained earnings                                                             11,629        4,477
   Accumulated other comprehensive loss                                          (2,215)      (2,143)
   Treasury Stock, 2002 - 270,115 shares at cost;
      2001 - 260,824 shares at cost                                              (1,192)      (1,020)
                                                                              ---------    ---------
Total stockholders' equity                                                       57,911       22,027
                                                                              ---------    ---------
                                                                              $ 107,814    $  31,929
                                                                              =========    =========

See accompanying notes.

                              CANTEL MEDICAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED JULY 31,
                                                          2002       2001        2000
                                                       ---------   --------    --------
Net sales:
  Product sales                                        $ 111,268   $ 41,984    $ 35,351
  Product service                                          8,726      7,011       5,946
                                                       ---------   --------    --------
Total net sales                                          119,994     48,995      41,297
                                                       ---------   --------    --------

Cost of sales:
  Product sales                                           68,345     26,350      22,476
  Product service                                          5,173      3,629       3,093
                                                       ---------   --------    --------
Total cost of sales                                       73,518     29,979      25,569
                                                       ---------   --------    --------

Gross profit                                              46,476     19,016      15,728

Expenses:
  Selling                                                 14,759      5,692       5,208
  General and administrative                              14,560      5,410       4,543
  Research and development                                 3,851        949         836
                                                       ---------   --------    --------
Total operating expenses                                  33,170     12,051      10,587
                                                       ---------   --------    --------

Income from continuing operations before interest
  expense (income) and income taxes                       13,306      6,965       5,141

Interest expense (income)                                  2,176        (42)        225
                                                       ---------   --------    --------

Income from continuing operations before income taxes     11,130      7,007       4,916

Income taxes                                               3,978      2,851       2,085
                                                       ---------   --------    --------

Income from continuing operations                          7,152      4,156       2,831

Loss from discontinued operations                              -          -         (97)
Gain (loss) on disposal of discontinued operations             -        225         (50)
                                                       ---------   --------    --------

Net income                                             $   7,152   $  4,381    $  2,684
                                                       =========   ========    ========

Earnings per common share:
  Basic:
    Continuing operations                              $    0.81   $   0.62    $   0.43
    Discontinued operations                                    -       0.03       (0.02)
                                                       ---------   --------    --------
  Net income                                           $    0.81   $   0.65    $   0.41
                                                       =========   ========    ========

  Diluted:
    Continuing operations                              $    0.74   $   0.56    $   0.42
    Discontinued operations                                    -       0.03       (0.02)
                                                       ---------   --------    --------
  Net income                                           $    0.74   $   0.59    $   0.40
                                                       =========   ========    ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                    YEARS ENDED JULY 31, 2002, 2001 AND 2000

                                           COMMON STOCK
                                    -------------------------                                 ACCUMULATED                   TOTAL
                                     NUMBER OF                                  RETAINED        OTHER           TREASURY    STOCK-
                                       SHARES                    ADDITIONAL     EARNINGS     COMPREHENSIVE       STOCK,    HOLDERS'
                                    OUTSTANDING      AMOUNT       CAPITAL      (DEFICIT)     INCOME (LOSS)      AT COST     EQUITY
                                    -----------    ----------    ----------    ----------    -------------    -----------  --------
Balance, July 31, 1999                6,660,818    $      678    $   19,078    $   (2,588)   $      (2,230)   $      (393) $ 14,545

  Exercises of options                   63,504            12           194                                          (198)        8
  Purchases of
    Treasury Stock                      (66,750)                                                                     (207)     (207)
  Translation adjustment                                                                               133                      133
  Net income                                                                        2,684                                     2,684
                                    -----------    ----------    ----------    ----------    -------------    -----------  --------
Balance, July 31, 2000                6,657,572           690        19,272            96           (2,097)          (798)   17,163

  Exercises of options                  181,342            20           731                                          (222)      529
  Unrealized gain on
    available-for-sale
    securities                                                                                         332                      332
  Unrealized gain on
    currency hedging                                                                                    31                       31
  Translation adjustment                                                                              (409)                    (409)
  Net income                                                                        4,381                                     4,381
                                    -----------    ----------    ----------    ----------    -------------    -----------  --------
Balance, July 31, 2001                6,838,914           710        20,003         4,477           (2,143)        (1,020)   22,027

  Exercises of options                  181,245            19           812                                          (172)      659
  Issuance for
     Minntech acquisition             2,201,082           220        27,925                           (332)                  27,813
  Stock-split fractional
     share adjustment                      (238)                                                                                  -
  Unrealized loss on
    interest rate cap                                                                                 (121)                    (121)
  Unrealized gain on
    currency hedging                                                                                    29                       29
  Translation adjustment                                                                               352                      352
  Net income                                                                        7,152                                     7,152
                                    -----------    ----------    ----------    ----------    -------------    -----------  --------
Balance, July 31, 2002                9,221,003    $      949    $   48,740    $   11,629    $      (2,215)   $    (1,192) $ 57,911
                                    ===========    ==========    ==========    ==========    =============    ===========  ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                        YEAR ENDED JULY 31,
                                                                    2002        2001        2000
                                                                  --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                                 $  7,152    $  4,156    $  2,831
Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
    Income (loss) from discontinued operations                           -         225        (147)
    Depreciation and amortization of continuing operations           3,434         553         463
    Depreciation and amortization of discontinued operations             -           -          87
    Amortization of debt issuance costs                                484           -           -
    Deferred income taxes                                            1,139           -         256
    Changes in assets and liabilities:
      Accounts receivable                                            1,078      (3,025)        492
      Inventories                                                      889      (1,350)        568
      Prepaid expenses and other current assets                         85          99         379
      Accounts payable and accrued expenses                         (1,934)       (489)        (68)
      Income taxes                                                  (1,025)      1,173        (193)
                                                                  --------    --------    --------
Net cash provided by operating activities                           11,302       1,342       4,668
                                                                  --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                (1,590)       (367)       (320)
Purchases of available-for-sale securities                               -        (725)          -
Acquisition of Minntech, net of cash acquired                      (30,194)          -           -
Acquisition of Technimed                                              (279)          -           -
Cash (used in) provided by discontinued operations                     (58)        773        (909)
Proceeds from transfer of discontinued operations                        -       2,350           -
Other, net                                                             580        (896)       (163)
                                                                  --------    --------    --------
Net cash (used in) provided by investing activities                (31,541)      1,135      (1,392)
                                                                  --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings for Minntech acquisition, net of debt issuance costs     32,595           -           -
Repayments under term loan facility                                 (1,500)          -           -
Net repayments under revolving credit facilities                    (4,000)       (125)     (1,436)
Capital lease obligations                                                -           -          (6)
Proceeds from exercises of stock options                               659         529           8
Purchases of Treasury Stock                                              -           -        (207)
                                                                  --------    --------    --------
Net cash provided by (used in) financing activities                 27,754         404      (1,641)
                                                                  --------    --------    --------

Increase in cash and cash equivalents                                7,515       2,881       1,635
Cash and cash equivalents at beginning of year                       5,050       2,169         534
                                                                  --------    --------    --------
Cash and cash equivalents at end of year                          $ 12,565    $  5,050    $  2,169
                                                                  ========    ========    ========

See accompanying notes.

                              CANTEL MEDICAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JULY 31, 2002, 2001 AND 2000

1.   BUSINESS DESCRIPTION

Cantel Medical Corp. ("Cantel") had three wholly-owned operating subsidiaries (collectively known as the "Company") at July 31, 2002.

On September 7, 2001, the Company completed its acquisition of Minntech Corporation ("Minntech"), as more fully described in note 3 to the Consolidated Financial Statements. Minntech designs, develops, manufactures, markets and distributes disinfection/sterilization reprocessing systems, sterilants and other supplies for renal dialysis as well as filtration and separation and other products for medical and non-medical applications. The products are available through Minntech's distribution network in the United States and in many international markets.

MediVators, Inc. ("MediVators") designs, develops, manufactures, markets and distributes endoscope reprocessing products. Minntech and MediVators are sometimes collectively referred to as the "United States subsidiaries." Carsen Group Inc. ("Carsen" or "Canadian subsidiary") is engaged in the marketing, distribution and service of endoscopy and surgical, endoscope reprocessing and scientific products in Canada.

Effective July 31, 2000, Carsen discontinued its Consumer Products business and the results of Consumer Products have been presented as a discontinued operation, as described in note 8 to the Consolidated Financial Statements.

In May 2002, the Company issued 3,143,000 additional shares in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on May 14, 2002 to stockholders of record on May 7, 2002. The effect of the stock split has been recognized retroactively in the stockholders' equity accounts in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity, and all share data in the Consolidated Statements of Income, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Cantel Medical Corp. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue on product sales is recognized as products are shipped to customers or when title passes, net of provisions for sales allowances and similar items. Domestic sales of endoscope reprocessing equipment are of a bill and hold nature as more fully described in note 11 to the Consolidated Financial Statements. Revenue on service sales is recognized when repairs are completed and the products are shipped to customers.

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

Assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at year-end exchange rates; sales and expenses are translated using average exchange rates during the year. The cumulative effect of the translation of the accounts of the foreign subsidiaries is presented as a component of accumulated other comprehensive loss. Foreign exchange gains and losses related to the purchase of inventories are included in cost of sales.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are carried at fair value, with the unrealized gain reported as a component of accumulated other comprehensive loss. Securities at July 31, 2001 consisted exclusively of Minntech common stock purchased for $725,000 during September 2000. The unrealized gain on such securities during fiscal 2001 was $332,000 and was eliminated during fiscal 2002 as a result of the Minntech acquisition. The elimination of this unrealized gain had no impact upon the Company's results of operations.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on either the straight-line method or, for certain furniture and equipment, the declining balance method, over the estimated useful lives of the assets which generally range from 3-10 years for furniture and equipment, 5-32 years for buildings and improvements and the life of the lease for leasehold improvements. Depreciation and amortization expense related to property and equipment for fiscal 2002, 2001 and 2000 was $2,654,000, $410,000 and $402,000, respectively.

INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS" ("SFAS 141") and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company adopted SFAS 142 on August 1, 2001, which was the beginning of fiscal 2002.

Pursuant to SFAS 142, the Company performed a benchmark goodwill impairment assessment for the goodwill arising from the Minntech acquisition, as more fully described in note 3 to the Consolidated

Financial Statements. Goodwill amortization amounted to $35,000 during each of fiscal 2001 and 2000.

Intangible assets with finite lives, including technology, customer lists, patents and non-compete agreements, are stated at cost and amortized on a straight-line basis over their estimated useful lives of 2 to 20 years.

OTHER ASSETS

Debt issuance costs associated with the credit facilities for the Minntech merger are amortized to interest expense over the five-year life of the credit facilities, except for debt issuance costs related to an interest rate cap which are amortized over a three-year period, as more fully described in notes 6 and 9 to the Consolidated Financial Statements. As of July 31, 2002 and 2001, such debt issuance costs, net of related amortization, are included in other assets and amounted to $1,384,000 and $455,000, respectively. Additionally, other assets at July 31, 2001 included $1,828,000 of professional fees related to the Minntech acquisition; such amount was reclassified in conjunction with the purchase accounting.

Inventories of sales samples which have not turned over within one year and medical loaners available for customers are also included in other assets and are carried at the lower of cost or net realizable value.

LONG-LIVED ASSETS

The Company assesses potential impairments to its long-lived assets periodically in accordance with the provisions of SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS 121"). Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"), which establishes financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121. SFAS 144 addresses the accounting for a segment of a business accounted for as a discontinued operation which was not previously addressed by SFAS 121. In addition, SFAS 144 resolves significant implementation issues related to SFAS 121. The provisions of SFAS 144 are effective for fiscal years beginning after December 15,

2001. The Company believes that the adoption of SFAS 144 will have no significant impact on its financial reporting and related disclosures.

STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"), the Company has elected to follow Accounting Principal Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") and related interpretations in accounting for its stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the Company's employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant.

ADVERTISING COSTS

The Company's policy is to expense advertising costs as they are incurred. Advertising costs charged to expenses were $146,000, $26,000 and $13,000 for fiscal 2002, 2001 and 2000, respectively.

INCOME TAXES

The Company accounts for income taxes by the liability method in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Approximately $5,112,000 of the undistributed earnings of the Company's foreign subsidiaries was considered to be indefinitely reinvested at July 31, 2002. Accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation.

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

As described in note 1 to the Consolidated Financial Statements, the calculations of weighted average common shares and earnings per share for all periods presented reflect the May 2002 stock split.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain items in the July 31, 2001 and 2000 financial statements have been reclassified from amounts previously reported to conform to the presentation of the July 31, 2002 financial statements. These reclassifications include the reporting of warehouse and shipping expenses in cost of sales, and the operating segment classification of sales of MediVators parts from Endoscope Reprocessing Products to Product Service.

NEW ACCOUNTING PRONOUNCEMENT

In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OF DISPOSAL Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." Under SFAS 146 companies recognize a cost associated with an exit or disposal activity when a liability has been incurred, while under EITF Issue No. 94-3 companies recognized costs once management implemented a plan to exit an activity. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. SFAS 146 would not have had a material impact on the Company's fiscal 2002 financial position or results of operations.

3.   ACQUISITIONS

     MINNTECH

On September 7, 2001, the Company completed its acquisition of Minntech, a public company based in Plymouth, Minnesota, in a merger transaction. Minntech is a leader in the development, manufacturing, and marketing of disinfection/sterilization reprocessing systems and sterilants for renal dialysis as well as filtration and separation and other products for medical and non-medical applications. The products are available through

Minntech's distribution network in the United States and in many international markets.

Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and a fraction of a share of Cantel common stock having a value of $4.25. With respect to the stock portion of the consideration, Cantel issued approximately 2,201,000 shares of common stock in the merger. The total consideration for the transaction, including transaction costs, was approximately $78,061,000 (as adjusted for fractional shares, and included cash of $41,396,000, shares of Cantel common stock with a fair market value of $28,144,000, Cantel's existing investment in Minntech of $725,000 and final transaction costs, including severance obligations, of approximately $7,796,000). The transaction was accounted for as a purchase and in accordance with the provisions of SFAS 141. Minntech is reflected in the Company's results of operations for the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of operations for fiscal 2001 and 2000.

In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities, as discussed in note 9 to the Consolidated Financial Statements.

The purchase price was allocated to the assets acquired and assumed liabilities as follows: cash and cash equivalents $17,395,000; accounts receivable $12,342,000; inventories $10,205,000; prepaids and other current assets $7,026,000; property and equipment $22,932,000; intangible assets $7,705,000; other noncurrent assets $594,000; current liabilities $11,143,000; noncurrent deferred income tax liabilities $6,430,000; and other long-term liabilities $1,766,000. Intangible assets acquired of $7,705,000 included the following: current technology $4,459,000 (14 year life), customer base $1,952,000 (7 year life), trademarks and tradenames $1,015,000 (indefinite life) and covenant-not-to-compete $279,000 (2 year life). The weighted average life of these intangible assets (excluding such assets with an indefinite life) was approximately 11.5 years. There were no in-process research and development projects acquired in connection with the acquisition. Additionally, in conjunction with the purchase price accounting, Cantel reversed the valuation allowance associated with its deferred tax assets originating from net operating loss carryforwards ("NOLs"), resulting in $3,583,000 of net deferred tax assets. The excess purchase price of $15,618,000 was assigned to goodwill.

During July 2002, goodwill was increased from its preliminary allocation by $1,009,000, due primarily to increases in liabilities for state sales and use taxes and state income taxes, partially offset by an increase in deferred tax assets relating to NOLs. Such goodwill, all of which is non-deductible for income tax purposes, was allocated to the Company's operating segments as follows: Dialysis Products $9,074,000, Filtration and Separation Products $2,655,000 and Endoscope Reprocessing Products $3,889,000.

Certain of the assumed liabilities are subjective in nature. These liabilities have been reflected based upon the most recent information available, and principally include certain state sales and use tax and state income tax exposures and income tax liabilities related to the Company's foreign subsidiaries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts presently recorded.

Selected unaudited pro forma consolidated statements of income data assuming that Minntech was included in the Company's results of operations as of the beginning of the years ended July 31, 2002 and 2001 is as follows:

                                                  Year Ended July 31,
                                                2002              2001
                                           ---------------   ---------------
     Net sales                             $   127,819,000   $   127,442,000
     Income from continuing
       operations                                6,721,000         5,241,000
     Earnings per share:
       Basic                                         $0.74             $0.59
       Diluted                                       $0.68             $0.55
     Weighted average common shares:
       Basic                                     9,105,000         8,909,000
       Diluted                                   9,937,000         9,566,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the merger actually occurred at the beginning of each of these periods, nor does it necessarily indicate the combined company's future operating results. This information also does not reflect any cost savings from operating efficiencies or other improvements which may be achieved by combining the companies.

The results presented in the selected unaudited pro forma consolidated statements of income data have been prepared using the following assumptions:
(i) cost of sales reflects a step-up in the cost basis of Minntech's inventories; (ii) amortization of intangible assets and depreciation and amortization of property and equipment is based upon the final appraised fair values and estimated useful lives of such assets; (iii) in accordance with the provisions of SFAS 142, no amortization expense for the goodwill generated as a result of the merger has been reflected; (iv) interest expense on the senior bank debt at an effective interest rate of 7% per annum; and (v) calculation of the income tax effects of the pro forma adjustments.

Minntech's results of operations for the twelve months ended July 31, 2001 included charges of approximately $1,540,000 for sales and use taxes and $300,000 in legal and cosulting expenses associated with the merger. Without these charges and the related income taxes, pro forma consolidated income from continuing operations for fiscal 2001 would have been approxiamtely $6,345,000, and pro forma consolidated basic and diluted earnings per share would have been $0.71 and $0.66, respectively.

     TECHNIMED

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

The purchase price was allocated to the assets acquired and assumed liabilities as follows: current assets $148,000; property and equipment $30,000; intangible assets $172,000; current liabilities $105,000; and long-term liabilities $12,000. The excess purchase price of $172,000 was assigned to goodwill. The acquisition and subsequent results of Technimed did not have a significant impact upon the Company's results of operations for fiscal 2002.

Technimed was a private company based in Montreal, Canada servicing medical equipment, including rigid endoscopes and hand-held surgical instrumentation.

4.   COMPREHENSIVE INCOME

The Company's comprehensive income for the years ended July 31, 2002, 2001 and 2000 are set forth in the following table:

                                                              Year Ended July 31,
                                                    2002             2001             2000
                                                -----------------------------------------------
Net income                                      $   7,152,000    $   4,381,000    $   2,684,000
Other comprehensive income (loss):
  Unrealized gain on securities                             -          332,000                -
  Unrealized loss on interest rate cap               (121,000)               -                -
  Unrealized gain on currency
   hedging                                             29,000           31,000                -
  Foreign currency translation
   adjustment                                         352,000         (409,000)         133,000
                                                -------------    -------------    -------------
Comprehensive income                            $   7,412,000    $   4,335,000    $   2,817,000
                                                =============    =============    =============

At July 31, 2001, the Company had an unrealized gain on securities of $332,000 which was eliminated during fiscal 2002 in connection with the Minntech acquisition purchase accounting. The elimination of this unrealized gain had no impact upon the Company's results of operations.

5.   INVENTORIES

A summary of inventories is as follows:

                                           July 31,
                                      2002           2001
                                  ------------   ------------
     Raw materials and parts      $  6,661,000   $  2,294,000
     Work-in-process                 1,581,000              -
     Finished goods                  9,089,000      5,872,000
                                  ------------   ------------
     Total                        $ 17,331,000   $  8,166,000
                                  ============   ============

6.   FINANCIAL INSTRUMENTS

Effective August 1, 2000, the Company adopted SFAS No. 133, as amended, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). Because of the Company's minimal use of hedging activities, the adoption of this statement did not have a significant effect on the financial position or results of operations of the Company. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings. The adoption of SFAS 133 on August 1, 2000 did not have a material impact on operations; however, it resulted in a $107,000 gain being recorded in other comprehensive income. During fiscal 2001, this entire gain of $107,000 was included in income.

The Company's Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. Total commitments for such foreign currency forward contracts amounted to $9,800,000 (United States dollars) at July 31, 2002 and cover a portion of Carsen's projected purchases of inventories through February 2003.

In addition, changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward. There was one such foreign currency forward contract amounting to (euro)4,500,000 at July 31, 2002 which covers a portion of the net assets of Minntech's Netherlands subsidiary which are denominated in United States dollars. Such contract expired on August 31, 2002. Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

In accordance with SFAS 133, all of the Company's foreign currency forward contracts are designated as hedges. Recognition of gains and losses related to the Canadian hedges is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement. Gains and losses related to the hedging contracts to buy euros forward is immediately realized within general and administrative expenses due to the short-term nature of such contracts. The Company does not hold any derivative financial instruments for speculative or trading purposes.

The Company entered into new credit facilities in September 2001, as more fully described in note 9, for which the interest rate on outstanding borrowings is variable. In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 which caps the London Interbank Offered Rate ("LIBOR") at 4.50% on $12,500,000 of the Company's borrowings. The cost of the interest rate cap, which is included in other assets, was $246,500 and is being amortized to interest expense over the three-year life of the agreement. The difference between its amortized cost and its fair value is recorded as an unrealized loss at July 31, 2002 and is included in other comprehensive income.

The fair value of the Company's interest rate cap agreement and Carsen's foreign currency forward contracts is based upon quoted market prices as provided by financial institutions which are counterparties to the agreements and is as follows:

                                                           July 31,
                                                      2002            2001
                                                   --------------------------
     Interest rate cap agreement                   $    52,000     $        -
     Canadian foreign currency
        forward contracts                               60,000         31,000

As of July 31, 2002 and 2001, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The Company believes that as of July 31, 2002, the fair value of its long-term debt approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

7.   INTANGIBLES AND GOODWILL

The Company's intangible assets which continue to be subject to amortization consist primarily of technology, customer lists, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years as of July 31, 2002. Amortization expense related to intangible assets was $780,000, $143,000 and $148,000 for fiscal 2002, 2001 and 2000, respectively. Intangible assets acquired in conjunction with the Minntech acquisition are more fully described in note 3 to the Consolidated Financial Statements. The Company's intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company's intangible assets consist of the following:

                                          Year Ended July 31,
                                         2002            2001
                                     ----------------------------
     Intangible assets with
       indefinite useful lives       $ 1,015,000     $          -
     Intangible assets with
       finite lives                    7,922,000          992,000
                                     -----------     ------------
     Total                             8,937,000          992,000
     Less accumulated amortization
       on intangibles with
       finite lives                   (1,149,000)        (370,000)
                                     -----------     ------------
     Total                           $ 7,788,000     $    622,000
                                     ===========     ============



Estimated annual amortization expense of the Company's intangible assets for the next five fiscal years is as follows:

                  Year Ending July 31,
                  --------------------
                 2003         $ 865,000
                 2004           740,000
                 2005           725,000
                 2006           725,000
                 2007           718,000

For fiscal 2002, goodwill increased by $15,791,000 primarily due to the acquisition of Minntech as more fully described in note 3 to the Consolidated Financial Statements. At the time of the Minntech acquisition a goodwill benchmark impairment study was performed. On August 1, 2002, such goodwill was reviewed for impairment by an independent appraiser using the methods prescribed in SFAS 142. Based upon such review, the Company concluded that there was no impairment of the goodwill.

8.   DISCONTINUED OPERATIONS

On October 6, 2000, Carsen closed a transaction under an Asset Purchase Agreement (the "Purchase Agreement") with Olympus America Inc. ("Olympus") pursuant to which Carsen terminated its consumer products business and sold its inventories of Olympus consumer products to Olympus. The transaction had an effective date of July 31, 2000.

The purchase price for the inventory was $1,026,000, net of adjustments related to estimated warranty claims and promotional program expenses payable to Carsen's customers. During fiscal 2001, Carsen also received additional consideration from Olympus under the Purchase Agreement, including amounts related to transition services provided by Carsen subsequent to July 31, 2000. Such consideration included (i) fixed cash amounts aggregating approximately $615,000 and (ii) $619,000, representing twelve and one-half percent (12 1/2%) of Olympus' net sales of consumer products in Canada in excess of $8,000,000 during the period from August 1, 2000 through March 31, 2001. No additional amounts are due from Olympus under the Purchase Agreement.

The discontinuance of the Consumer Products business has been reflected as a discontinued operation and is presented separately in the Company's Consolidated Financial Statements.

Operating results of the Consumer Products business, including results related to the disposal of the business, were as follows:

                                         Year Ended July 31,
                                         2001           2000
                                     ----------------------------
     Net sales                       $         -     $ 15,825,000
                                     ===========     ============

     Pretax operating loss           $         -     $   (164,000)
     Income tax benefit                        -          (67,000)
                                     -----------     ------------
     Loss from discontinued
       operations                    $         -     $    (97,000)
                                     ===========     ============

     Pretax gain on disposal         $   380,000     $     36,000
     Income tax expense                  155,000           86,000
                                     -----------     ------------
     Gain (loss) on disposal         $   225,000     $    (50,000)
                                     ===========     ============

At July 31, 2002 and 2001, remaining liabilities of the discontinued business were $34,000 and $96,000, respectively, and are included within accrued expenses.

9.   FINANCING ARRANGEMENTS

At July 31, 2001, the Company had a credit facility which provided for (i) a $2,500,000 revolving credit facility for Cantel and MediVators, (ii) a $5,000,000 (United States dollars) revolving credit facility for Carsen, and
(iii) a $12,500,000 acquisition facility available to Cantel and MediVators for permitted acquisitions in the United States. At July 31, 2001, the Company had no outstanding borrowings under this credit facility.

In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech and MediVators (the "U.S. Borrowers") and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") available for Carsen's future working capital requirements. Each of the Term

Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expire on September 7, 2006.

Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. lenders and the Canadian lender were 4.75% and 4.50%, respectively, at July 31, 2002, and the LIBOR rates ranged from 1.81% to 1.83% at July 31, 2002. The margins applicable to the Company's outstanding borrowings at July 31, 2002 are 1.5% above the lender's base rate and 2.75% above LIBOR. In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to ..50%, depending upon the Company's consolidated ratio of debt to EBITDA.

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

On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At July 31, 2002, the Company had $28,500,000 outstanding under its Credit Facilities, including $23,500,000 under the Term Loan Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

Aggregate annual required maturities of the Credit Facilities over the next five years and thereafter are as follows:

            Year Ending July 31,
                  2003                       $   2,750,000
                  2004                           4,500,000
                  2005                           6,500,000
                  2006                           7,750,000
                  2007                           7,000,000
                  Thereafter                             -
                                             -------------
                  Total                      $  28,500,000
                                             =============

The amount maturing in fiscal 2007 includes the remaining $5,000,000 presently outstanding under the revolving credit facilities since such amount is required to be repaid prior to the expiration date of such facilities.

10.  INCOME TAXES

The provision for income taxes consists of the following:

                                            Year Ended July 31,
                        2002                       2001                       2000
              -------------------------------------------------------------------------------
                Current     Deferred        Current     Deferred       Current     Deferred
              ------------------------    ------------------------   ------------------------
United
 States       $   222,000  $   923,000    $   200,000  $         -   $    74,000  $         -
Canada          1,755,000      (57,000)     2,651,000            -     2,008,000        3,000
Netherlands       861,000            -              -            -             -            -
Japan                   -      274,000              -            -             -            -
              -----------  -----------    -----------  -----------   -----------  -----------
Total         $ 2,838,000  $ 1,140,000    $ 2,851,000  $         -   $ 2,082,000  $     3,000
              ===========  ===========    ===========  ===========   ===========  ===========

The components of income from continuing operations before income taxes are as follows:

                                    Year Ended July 31,
                             2002            2001            2000
                        ------------------------------------------
        United States   $  2,883,000   $    630,000   $    338,000
        Canada             4,390,000      6,377,000      4,578,000
        Netherlands        3,248,000              -              -
        Japan                609,000              -              -
                        ------------   ------------   ------------
        Total           $ 11,130,000   $  7,007,000   $  4,916,000
                        ============   ============   ============

The effective tax rate differs from the United States statutory tax rate (34%) due to the following:

                                                Year Ended July 31,
                                        2002            2001           2000
                                    --------------------------------------------
Expected statutory tax              $  3,784,000    $  2,382,000    $  1,671,000
Differential attributable to
  foreign operations:
     Canada                              185,000         483,000         454,000
     Netherlands                        (379,000)              -               -
     Japan                                67,000               -               -
Utilization of NOLs                            -        (152,000)       (100,000)
State and local taxes                    381,000         120,000          10,000
Extraterritorial income exclusion        (76,000)              -               -
Other                                     16,000          18,000          50,000
                                    ------------    ------------    ------------
Total                               $  3,978,000    $  2,851,000    $  2,085,000
                                    ============    ============    ============

Deferred income tax assets and liabilities are comprised of the following:


                                                   Year Ended July 31,
                                                  2002              2001
                                              ------------------------------
   Current deferred tax assets:
     Accrued expenses                         $   1,921,000    $     257,000
     Inventories                                  1,175,000           33,000
     Allowance for doubtful accounts                372,000            9,000
     Foreign NOLs                                   149,000                -
     Research and development
       credit carryforward                           53,000                -
     Less: valuation allowance                            -         (250,000)
                                              -------------    -------------
   Current deferred tax assets                $   3,670,000    $      49,000
                                              =============    =============

   Non-current deferred tax assets:
     Goodwill                                 $     352,000    $           -
     Other long-term liabilities                  1,056,000                -
     Domestic NOLs                                4,446,000        4,782,000
     Less: valuation allowance                            -       (4,782,000)
                                              -------------    -------------
                                                  5,854,000                -
                                              -------------    -------------

   Non-current deferred tax liabilities:
     Property and equipment                      (3,053,000)         (77,000)
     Intangible assets                           (2,622,000)               -
     Tax on unremitted foreign earnings          (2,237,000)               -
                                              -------------    -------------
                                                 (7,912,000)         (77,000)
                                              -------------    -------------
   Net non-current deferred tax liabilities   $  (2,058,000)   $     (77,000)
                                              =============    =============

Although deferred tax assets and liabilities have been adjusted for enacted changes in statutory tax rates, these adjustments were not significant since the Company's items of deferred tax are substantially in the United States where statutory tax rates are unchanged. Such deferred tax items in the United States are reflected at a combined U.S. federal and state effective rate of 40%.

At July 31, 2001, the Company had deferred tax assets related to NOLs and cumulative temporary differences of $5,032,000 which was fully offset by a valuation allowance since the Company was not assured at that time that it was more likely than not that a benefit would be realized. However, the valuation allowance related to the Company's NOLs and cumulative temporary differences was eliminated in connection with the purchase accounting for the Minntech acquisition based upon an assessment of the combined companies expected future results of operations.

For domestic tax reporting purposes, the Company has NOLs of approximately $13,076,000 at July 31, 2002, which expire through July 31, 2021. The NOLs presented are based upon the tax returns as filed and are subject to examination by the Internal Revenue Service.

Approximately $5,112,000 of the undistributed earnings of the Company's foreign subsidiaries was considered to be indefinitely reinvested at July 31, 2002. Accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation.

11.  COMMITMENTS AND CONTINGENCIES

DISTRIBUTION AGREEMENTS

     OLYMPUS/CARSEN AGREEMENT

The majority of Carsen's sales of endoscopy and surgical products and scientific products related to precision instruments have been made pursuant to an agreement with Olympus America Inc. (the "Olympus Agreement"), and the majority of Carsen's sales of scientific products related to industrial technology equipment have been made pursuant to an agreement with Olympus Industrial America Inc. (the "Olympus Industrial Agreement") (collectively the "Olympus Agreements"), under which Olympus has granted Carsen the exclusive right to distribute the covered Olympus products in Canada. All products sold by Carsen pursuant to the agreements bear the trademark of Olympus or its affiliates. Both Olympus agreements expire on March 31, 2004. If Carsen fulfills its obligations under the Olympus Agreement, the parties will establish new minimum purchase requirements and extend the Olympus Agreement through March 31, 2006. There are no minimum purchase requirements under the Olympus Industrial Agreement.

During the term of the Olympus Agreements and for one year thereafter, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreements.

The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of endoscopy and surgical products and precision instruments. The aggregate annual minimum purchase obligations for all such products are approximately $16.9 million and $18.8 million during the contract years ending March 31, 2003 and 2004, respectively.

The Olympus Agreements generally prohibit both Olympus and Carsen from hiring any employee of the other party for a period of one year after the conclusion of the employee's employment with such other party. This prohibition remains in effect during the term of the Olympus Agreements and the first year thereafter.

Subject to an allowance of a 10% shortfall from the minimum purchase requirements, if Carsen fails to meet such requirements for precision instruments, then Olympus has the option to terminate or restructure the Olympus Agreement as it pertains to precision instruments; if Carsen fails to meet such requirements for endoscopy and surgical products, then Olympus has the option to terminate or restructure the entire Olympus Agreement. Olympus may also terminate the Olympus Agreement if Carsen breaches its other obligations under the Olympus Agreement.

     MEDIVATORS/OLYMPUS AGREEMENT

MediVators has a four-year agreement with Olympus America Inc., which expires on August 1, 2003, under which Olympus is granted the exclusive right to distribute all of MediVators' endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico (the "MediVators Agreement"). MediVators also has a three-year agreement with Olympus Latin America which expires on July 21, 2005 under which Olympus is granted the exclusive right to distribute all of MediVators endoscope reprocessing products and related accessories and supplies in Latin America; to date such agreement has not produced significant levels of sales in Latin America. All equipment sold by Olympus pursuant to these agreements bear both the "Olympus" and "MediVators" trademarks.

The MediVators Agreement provides for minimum purchase projections. Failure by Olympus to achieve the minimum purchase projections in any contract year gives MediVators the option to terminate the MediVators Agreement. Net sales to Olympus accounted for 9.5%, 18.4%, and 15.8% of the Company's net sales in fiscal 2002, 2001 and 2000, respectively.

Sales to Olympus of endoscope disinfection equipment are recognized on a bill and hold basis based upon the receipt of a written purchase order from Olympus, the completion date specified in the order, the actual completion of the manufacturing process and the invoicing of goods. At July 31, 2002 and 2001, accounts receivable included bill and hold receivables of approximately $1,659,000 and $867,000, respectively.

LEASE OBLIGATIONS

Aggregate future minimum rental commitments at July 31, 2002 under operating leases for property and equipment are as follows:

             Year Ending July 31,
                  2003                         $ 1,060,000
                  2004                             779,000
                  2005                             486,000
                  2006                              97,000
                  2007                              19,000
                                               -----------
                  Total rental commitments     $ 2,441,000
                                               ===========

Rent expense aggregated $1,310,000, $502,000 and $429,000 for fiscal 2002, 2001 and 2000, respectively, which includes amounts previously allocated to the discontinued operations.

12.  STOCKHOLDERS' EQUITY

An aggregate of 375,000 shares of Common Stock was reserved for issuance or available for grant under the Company's 1991 Employee Stock Option Plan (the "1991 Employee Plan"), which expired in fiscal 2001. All options outstanding at July 31, 2001 under the 1991 Employee Plan have a term of five years and are exercisable in full. At July 31, 2002, options to purchase 1,875 shares of Common Stock were outstanding under the 1991 Employee Plan. No additional options will be granted under the 1991 Employee Plan.

An aggregate of 1,500,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1997 Employee Stock Option Plan, as amended (the "1997 Employee Plan"), through October 15, 2007. Options under the 1997 Employee Plan are granted at no less than 100% of the market price at the time of the grant, typically become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. At July 31, 2002, options to purchase 918,492 shares of Common Stock were outstanding under the 1997 Employee Plan and 381,075 shares were available for grant.

An aggregate of 300,000 shares of Common Stock was reserved for issuance or available for grant under the Company's 1991 Directors'

Stock Option Plan (the "1991 Directors' Plan"), which expired in fiscal 2001. All options outstanding at July 31, 2001 under the 1991 Directors' Plan have a term of ten years and are exercisable in full. At July 31, 2002, options to purchase 121,500 shares of Common Stock were outstanding under the 1991 Directors' Plan. No additional options will be granted under the 1991 Directors' Plan.

An aggregate of 300,000 shares of Common Stock is reserved for issuance or available for grant under the Company's 1998 Directors' Stock Option Plan (the "1998 Directors' Plan"). Options under the 1998 Directors Plan are granted to directors only at no less than 100% of the market price at the time of grant. Under the plan, options to purchase 1,500 shares are granted annually on the last business day of the Company's fiscal year to each member of the Company's Board of Directors. The annual options are exercisable, as to 50% of the number of shares, on the first anniversary of the grant of such options and are exercisable for the balance of such shares on the second anniversary of the grant of such options. On a quarterly basis, options to purchase 750 shares are granted to each member of the Company's Board, except for employees of the Company, in attendance at that quarter's Board of Directors meeting. The quarterly options are exercisable immediately. Options granted prior to July 31, 2000 have a term of ten years and options granted on or after July 31, 2000 have a term of five years. At July 31, 2002, options to purchase 91,500 shares of Common Stock were outstanding under the 1998 Directors' Plan and 208,500 shares were available for grant.

The Company also has outstanding 329,625 non-plan options at July 31, 2002 which have been granted at the market price at the time of grant and expire up to a maximum of ten years from the date of grant.

In accordance with the provisions of SFAS 123, the Company has elected to follow APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS 123, income and diluted earnings per share from continuing operations would have been $5,937,000 and $0.61, respectively, for fiscal 2002, $3,702,000 and $0.50, respectively, for fiscal 2001 and $2,458,000 and $0.37, respectively, for fiscal 2000. The pro forma effect on income from continuing operations for these years may not be representative of the pro forma effect on income from continuing operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions: expected dividend yield of 0%; expected stock price volatility ranging from .31 to .69; risk-free interest rate at date of grant ranging from 3.59% to 6.10%; and expected weighted average option lives of 1-10 years. Additionally, all options were considered to be non-deductible for tax purposes in the valuation model. The weighted average fair value of options granted in fiscal 2002, 2001 and 2000 was $5.62, $7.29 and $2.65 per share, respectively.

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

A summary of stock option activity follows:

                                                      Weighted
                                      Number          Average
                                     of Shares     Exercise Price
                                     ---------     --------------
   Outstanding at July 31, 1999      1,129,733        $  4.01
     Granted                           219,750           3.65
     Canceled                          (78,892)          4.05
     Exercised                        (118,913)          1.73
                                     ---------
   Outstanding at July 31, 2000      1,151,678           4.18
     Granted                           272,250           6.73
     Canceled                          (83,233)          5.29
     Exercised                        (203,909)          3.69
                                     ---------
   Outstanding at July 31, 2001      1,136,786           4.79
     Granted                           636,828          13.31
     Canceled                         (120,087)         11.37
     Exercised                        (190,535)          4.36
                                     ---------
   Outstanding at July 31, 2002      1,462,992        $  8.01
                                     =========

   Exercisable at July 31, 2000        674,741        $  4.35
                                     =========

   Exercisable at July 31, 2001        666,222        $  4.65
                                     =========

   Exercisable at July 31, 2002        798,973        $  5.55
                                     =========

The following table summarizes additional information related to stock options outstanding at July 31, 2002:

                               Options Outstanding                 Options Exercisable
                   ----------------------------------------  --------------------------------
                                      Weighted
                                      Average
                                     Remaining     Weighted                      Weighted
                        Number      Contractual    Average        Number         Average
Range of             Outstanding        Life       Exercise     Exercisable      Exercise
Exercise Prices    At July 31, 2002   (Months)      Price    At July 31, 2002      Price
---------------    ----------------  -----------   --------  ----------------  --------------
$  2.33 - $  6.83         882,317        51        $  4.55       729,973         $  4.69
$  7.75 - $ 12.32         433,425        50        $ 12.27        12,500         $ 10.57
$ 13.49 - $ 19.15         147,250        50        $ 16.24        56,500         $ 15.61
                        ---------                               --------
$  2.33 - $ 19.15       1,462,992        51        $  8.01       798,973         $  5.55
                        =========                               ========

13.  EARNINGS PER COMMON SHARE

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.

Diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price for the period.

As described in note 1 to the Consolidated Financial Statements, the calculations of weighted average common shares and earnings per share for all periods presented reflect the May 2002 stock split.

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Year Ended July 31,
                                         2002             2001           2000
                                     -------------   -------------   -------------
   Numerator for basic and diluted
     earnings per share:
     Income from continuing
       operations                    $   7,152,000   $   4,156,000   $   2,831,000
     Gain (loss) from
       discontinued operations                   -         225,000        (147,000)
                                     -------------   -------------   -------------
     Net income                      $   7,152,000   $   4,381,000   $   2,684,000
                                     =============   =============   =============

   Denominator for basic and
     diluted earnings per share:
     Denominator for basic
       earnings per share
       weighted average number
       of shares outstanding             8,881,743       6,707,435       6,617,708

     Dilutive effect of options
       using the treasury stock
       method and the average
       market price for the
       year                                832,468         657,832         101,514
                                     -------------   -------------   -------------

     Denominator for diluted
       earnings per share
       weighted average number
       of shares and common
       stock equivalents                 9,714,211       7,365,267       6,719,222
                                     =============   =============   =============

   Basic earnings per share:
     Continuing operations           $        0.81   $        0.62   $        0.43
     Discontinued operations                     -            0.03           (0.02)
                                     -------------   -------------   -------------
     Net income                      $        0.81   $        0.65   $        0.41
                                     =============   =============   =============

   Diluted earnings per share:
     Continuing operations           $        0.74   $        0.56   $        0.42
     Discontinued operations                     -            0.03           (0.02)
                                     -------------   -------------   -------------
     Net income                      $        0.74   $        0.59   $        0.40
                                     =============   =============   =============

14.  RETIREMENT PLANS

The Company has a 401(k) Savings and Retirement Plan for the benefit of eligible United States employees. Contributions by the Company are both discretionary and non-discretionary and are limited in any year to the amount allowable by the Internal Revenue Service.

Carsen has a profit-sharing plan for the benefit of eligible Canadian employees. Contributions by Carsen are discretionary and aggregate contributions are limited in any year to the amount allowable as a deduction in computing taxable income.

Aggregate contributions under these plans were $424,000, $232,000 and $181,000 for fiscal 2002, 2001 and 2000, respectively.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid was $1,619,000, $19,000 and $228,000 for fiscal 2002, 2001 and
2000, respectively.

Income tax payments were $3,531,000, $1,905,000 and $2,082,000 for fiscal 2002,
2001 and 2000, respectively.

16.  INFORMATION AS TO OPERATING SEGMENTS AND FOREIGN AND DOMESTIC OPERATIONS

Cantel is a healthcare company providing infection prevention and control products, specialized medical device reprocessing systems and sterilants, diagnostic imaging and therapeutic medical equipment primarily focused on endoscopy, hollow fiber membrane filtration and separation technologies for medical and non-medical applications, and scientific instrumentation. Through its United States subsidiaries, Minntech and MediVators, Cantel serves customers worldwide by designing, developing, manufacturing, marketing and distributing innovative products for the infection prevention and control industry, including disinfection/sterilization reprocessing systems, sterilants and other products for renal dialysis, filtration and separation products for medical and non-medical applications, and endoscope disinfection equipment. Through its Canadian subsidiary, Cantel markets and distributes surgical and endoscopy products (including flexible endoscopes, endoscope disinfection equipment, surgical equipment including rigid endoscopes, and related accessories), precision instruments (including microscopes and high performance image analysis hardware and software) and industrial equipment (including remote visual inspection devices). Cantel's subsidiaries also provide technical maintenance service for their own products, as well as for certain competitors' products.

In accordance with SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", the Company has determined its reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by management in analyzing segment performance are net sales and operating income.

The Company's segments are as follows: Dialysis Products, including disinfection/sterilization reprocessing equipment, sterilants, supplies, concentrates and electronic equipment for hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease; Endoscopy and Surgical Products, including diagnostic and therapeutic medical equipment such as flexible and rigid endoscopes, surgical equipment and related accessories that are sold to hospitals; Endoscope Reprocessing Products, including endoscope disinfection equipment and related accessories and supplies that are sold to hospitals and clinics; Filtration and Separation Products, including hollow fiber filter devices and ancillary products for use in cardiosurgery as well as for high-purity fluid and gas filtration systems in the pharmaceutical, electronics, medical, and biotechnology industries; Scientific Products, including precision instruments such as microscopes and high performance image analysis hardware and related accessories that are sold to educational institutions, hospitals and government and industrial laboratories, and industrial technology equipment such as borescopes, fiberscopes and video image scopes that are sold primarily to large industrial companies; and Product Service, consisting of technical maintenance service on the Company's products and certain competitor's products.

The operating segments follow the same accounting policies used for the Company's consolidated financial statements as described in note 2.

(a)  Information as to operating segments is summarized below:

                                                                  Year Ended July 31,
                                                      2002                2001               2000
                                                 -----------------------------------------------------
Net sales from continuing
 operations:
 Dialysis Products                               $    54,434,000    $             -    $             -
 Endoscopy and Surgical Products(1)                   18,636,000         22,209,000         17,216,000
 Endoscope Reprocessing Products(1)                   16,419,000         12,348,000         10,641,000
 Filtration and Separation
   Products                                           14,377,000                  -                  -
 Scientific Products                                   8,344,000          8,214,000          8,254,000
 Product Service                                       8,726,000          7,011,000          5,946,000
 Elimination of inter-
   company sales of
   Endoscope Reprocessing
   Products                                             (942,000)          (787,000)          (760,000)
                                                 ---------------    ---------------    ---------------
Total                                            $   119,994,000    $    48,995,000    $    41,297,000
                                                 ===============    ===============    ===============
Operating income from continuing
 operations:
 Dialysis Products                               $     6,439,000    $             -    $             -
 Endoscopy and Surgical Products(1)                    2,440,000          4,277,000          2,909,000
 Endoscope Reprocessing Products(1)                    1,779,000          1,900,000          1,345,000
 Filtration and Separation
   Products                                            3,232,000                  -                  -
 Scientific Products                                     136,000            343,000            531,000
 Product Service                                       2,158,000          2,519,000          2,132,000
 Elimination of inter-
   company operating
   (loss) income of
   Endoscope Reprocessing
   Products                                              (38,000)           (14,000)             1,000
                                                 ---------------    ---------------    ---------------
                                                      16,146,000          9,025,000          6,918,000
General corporate expenses                            (2,840,000)        (2,060,000)        (1,777,000)
Interest (expense) income                             (2,176,000)            42,000           (225,000)
                                                 ---------------    ---------------    ---------------
Income from continuing
  operations before income taxes                 $    11,130,000    $     7,007,000    $     4,916,000
                                                 ===============    ===============    ===============

                                                               Year Ended July 31,
                                                      2002             2001               2000
                                                 ------------------------------------------------
Identifiable assets:
 Dialysis Products                               $   48,067,000   $            -   $            -
 Endoscopy and Surgical Products(1)                   7,514,000       11,242,000        7,830,000
 Endoscope Reprocessing Products(1)                  13,063,000        5,392,000        4,732,000
 Filtration and Separation
   Products                                          15,922,000                -                -
 Scientific Products                                  4,437,000        4,592,000        5,226,000
 Product Service                                      4,292,000        2,129,000        1,825,000
 General corporate, including
   cash and cash equivalents                         14,519,000        8,574,000        2,247,000
                                                 --------------   --------------   --------------
   Continuing operations                            107,814,000       31,929,000       21,860,000
 Discontinued operations                                      -                -        3,095,000
                                                 --------------   --------------   --------------
Total                                            $  107,814,000   $   31,929,000   $   24,955,000
                                                 ==============   ==============   ==============

Capital expenditures:
 Dialysis Products                               $      764,000   $            -   $            -
 Endoscopy and Surgical Products(1)                      50,000          105,000           83,000
 Endoscope Reprocessing Products(1)                     199,000          135,000          135,000
 Filtration and Separation Products                      75,000                -                -
 Scientific Products                                     22,000           38,000           41,000
 Product Service                                        267,000           27,000           25,000
 General corporate                                      213,000           62,000           36,000
                                                 --------------   --------------   --------------
   Continuing operations                              1,590,000          367,000          320,000
 Discontinued operations                                      -                -           76,000
                                                 --------------   --------------   --------------
Total                                            $    1,590,000   $      367,000   $      396,000
                                                 ==============   ==============   ==============

Depreciation and amortization:
 Dialysis Products                               $    1,967,000   $            -   $            -
 Endoscopy and Surgical Products(1)                     133,000          153,000          100,000
 Endoscope Reprocessing Products(1)                     324,000          286,000          286,000
 Filtration and Separation
   Products                                             728,000                -                -
 Scientific Products                                     59,000           56,000           40,000
 Product Service                                        200,000           40,000           32,000
 General corporate                                       23,000           18,000            5,000
                                                 --------------   --------------   --------------
   Continuing operations                              3,434,000          553,000          463,000
 Discontinued operations                                      -                -           87,000
                                                 --------------   --------------   --------------
Total                                            $    3,434,000   $      553,000   $      550,000
                                                 ==============   ==============   ==============

(1) Endoscopy and Surgical Products was formerly described as Medical Products, and Endoscope Reprocessing Products was formerly described as Infection Control Products.

(b) Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

                                              Year Ended July 31,
                                     2002              2001             2000
                                 ------------------------------------------------
Net sales from continuing
   operations:
   United States                 $   72,668,000   $    9,934,000   $    8,147,000
   Canada                            34,093,000       36,274,000       30,568,000
   Asia/Pacific                       7,049,000          231,000          446,000
   Europe/Africa/Middle East          5,079,000        2,556,000        2,136,000
   Latin America/South America        1,105,000                -                -
                                 --------------   --------------   --------------
Total                            $  119,994,000   $   48,995,000   $   41,297,000
                                 ==============   ==============   ==============

Total assets:
   United States                 $   75,020,000   $   10,423,000   $    5,696,000
   Canada                            19,257,000       21,506,000       19,259,000
   Asia/Pacific                       1,072,000                -                -
   Europe                            12,465,000                -                -
                                 --------------   --------------   --------------
Total                            $  107,814,000   $   31,929,000   $   24,955,000
                                 ==============   ==============   ==============

17.  QUARTERLY RESULTS OF CONTINUING OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of continuing operations for years ended July 31, 2002 and 2001:

                                      First              Second          Third          Fourth
                                     Quarter             Quarter        Quarter         Quarter
                                  -----------------------------------------------------------------
2002(1)
  Net sales                       $   21,165,000   $   32,900,000   $   33,196,000   $   32,733,000
  Income from continuing oper-
    ations before interest
    expense(income) and
    income taxes                  $    1,618,000   $    4,099,000   $    4,230,000   $    3,359,000
  Income from continuing
    operations                    $      770,000   $    2,093,000   $    2,314,000   $    1,975,000
  Earnings per share:(2)(3)
     Basic                        $         0.09   $         0.23   $         0.25   $         0.22
     Diluted                      $         0.09   $         0.21   $         0.23   $         0.20

2001(1)
  Net sales                       $    8,719,000   $   12,651,000   $   12,976,000   $   14,649,000
  Income from continuing oper-
    ations before interest
    expense(income) and
    income taxes                  $    1,107,000   $    1,793,000   $    1,834,000   $    2,231,000
   Income from continuing
    operations                    $      649,000   $      988,000   $    1,141,000   $    1,378,000
   Earnings per share:(3)
     Basic                        $         0.10   $         0.15   $         0.17   $         0.20
     Diluted                      $         0.09   $         0.14   $         0.15   $         0.18

(1) The Company's acquisition of Minntech is reflected in the results of continuing operations for the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of continuing operations for fiscal 2001.

(2) The summation of quarterly earnings per share does not equal fiscal 2002 earnings per share due to rounding.

(3) Earnings per share for the first and second quarters of fiscal 2002 and all four quarters of fiscal 2001 have been adjusted from amounts previously reported to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid in May 2002. Such adjustments are consistent with the presentation of the third and fourth quarters of fiscal 2002.

                              CANTEL MEDICAL CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        COLUMN A                COLUMN B       COLUMN C          COLUMN D        COLUMN E
------------------------------------------------------------------------------------------

                               BALANCE AT                                        BALANCE
                               BEGINNING                        DEDUCTIONS       AT END
                               OF PERIOD       ADDITIONS       (RECOVERIES)     OF PERIOD
                              ------------------------------------------------------------
Allowance for
doubtful accounts:

  Continuing operations:

    Year ended
    July 31, 2002             $     62,000   $  1,278,000(1)   $    299,000   $  1,041,000
                              ============================================================

    Year ended
    July 31, 2001             $     66,000   $      9,000      $     13,000   $     62,000
                              ============================================================

    Year ended
    July 31, 2000             $     40,000   $     39,000      $     13,000   $     66,000
                              ============================================================

  Discontinued operations:

    Year ended
    July 31, 2002             $          -   $          -      $          -   $          -
                              ============================================================

    Year ended
    July 31, 2001             $     99,000   $          -      $     99,000   $          -
                              ============================================================

    Year ended
    July 31, 2000             $     41,000   $     81,000      $     23,000   $     99,000
                              ============================================================


(1) Includes $806,000 recorded in connection with the purchase accounting for the Minntech acquisition, and $472,000 charged to expense during fiscal 2002.