Form 10-Q
period 2002-10-31
CANTEL MEDICAL CORP
filed 2002-12-16
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended October 31, 2002.

                                       or

              / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____.

                         Commission file number: 0-6132

                              CANTEL MEDICAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             22-1760285
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                             identification no.)

150 Clove Road, Little Falls, New Jersey                          07424
------------------------------------------                 --------------------
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

Number of shares of Common Stock outstanding as of December 6, 2002: 9,263,503.

                         PART I - FINANCIAL INFORMATION
                              CANTEL MEDICAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                                                         October 31,      July 31,
                                                                            2002            2002
                                                                        ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $     13,306    $     12,565
  Accounts receivable, net                                                    21,147          23,054
  Inventories:
    Raw materials                                                              6,511           6,661
    Work-in-process                                                            2,188           1,581
    Finished goods                                                             9,074           9,089
                                                                        ------------    ------------
      Total inventories                                                       17,773          17,331
                                                                        ------------    ------------
  Deferred income taxes                                                        3,775           3,670
  Prepaid expenses and other current assets                                      962           1,518
                                                                        ------------    ------------
Total current assets                                                          56,963          58,138

Property and equipment, net                                                   22,557          22,984
Intangible assets, net                                                         7,610           7,788
Goodwill                                                                      16,379          16,376
Other assets                                                                   2,434           2,528
                                                                        ------------    ------------
                                                                        $    105,943    $    107,814
                                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                     $      3,000    $      2,750
  Accounts payable                                                             6,737           6,288
  Compensation payable                                                         1,793           2,722
  Other accrued expenses                                                       5,795           6,347
  Income taxes payable                                                         1,003           2,207
                                                                        ------------    ------------
Total current liabilities                                                     18,328          20,314

Long-term debt                                                                24,000          25,750
Deferred income taxes                                                          2,135           2,058
Other long-term liabilities                                                    1,753           1,781

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                                       -               -
  Common Stock, $.10 par value; authorized 20,000,000 shares;
    October 31 - 9,533,618 shares issued and 9,263,503 shares
    outstanding; July 31 - 9,491,118 shares issued and
    9,221,003 shares outstanding                                                 953             949
  Additional capital                                                          48,978          48,740
  Retained earnings                                                           12,898          11,629
  Accumulated other comprehensive loss                                        (1,910)         (2,215)
  Treasury Stock, at cost; October 31 and July 31 - 270,115 shares            (1,192)         (1,192)
                                                                        ------------    ------------
Total stockholders' equity                                                    59,727          57,911
                                                                        ------------    ------------
                                                                        $    105,943    $    107,814
                                                                        ============    ============

See accompanying notes.

                              CANTEL MEDICAL CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                         Three Months Ended
                                                             October 31,
                                                        2002             2001
                                                      --------         --------
Net sales:
  Product sales                                       $ 26,508         $ 19,332
  Product service                                        1,865            1,833
                                                      --------         --------
Total net sales                                         28,373           21,165
                                                      --------         --------

Cost of sales:
  Product sales                                         16,361           11,998
  Product service                                        1,242            1,168
                                                      --------         --------
Total cost of sales                                     17,603           13,166
                                                      --------         --------

Gross profit                                            10,770            7,999

Operating expenses:
  Selling                                                3,889            2,630
  General and administrative                             3,426            3,027
  Research and development                               1,129              724
                                                      --------         --------
Total operating expenses                                 8,444            6,381
                                                      --------         --------

Income before interest expense,
  other income and income taxes                          2,326            1,618

Interest expense                                           434              382
Other income                                               (23)              (7)
                                                      --------         --------

Income before income taxes                               1,915            1,243

Income taxes                                               646              473
                                                      --------         --------

Net income                                            $  1,269         $    770
                                                      ========         ========

Earnings per common share:
  Basic                                               $   0.14         $   0.09
                                                      ========         ========

  Diluted                                             $   0.13         $   0.09
                                                      ========         ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                             October 31,
                                                        2002             2001
                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  1,269         $    770
Adjustments to reconcile net income
  to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                          928              503
    Amortization of debt issuance costs                    118              155
    Deferred income taxes                                  (27)               -
    Changes in assets and liabilities:
       Accounts receivable                               1,971            1,987
       Inventories                                        (351)              76
       Prepaid expenses and other current assets           553              (32)
       Accounts payable and accrued expenses            (1,137)          (4,663)
       Income taxes payable                             (1,197)          (2,235)
                                                      --------         --------
Net cash provided by (used in) operating activities      2,127           (3,439)
                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (256)            (130)
Acquisition of Minntech, net of cash acquired                -          (25,923)
Cash used in discontinued operations                       (20)             (34)
Other, net                                                 148              (45)
                                                      --------         --------
Net cash used in investing activities                     (128)         (26,132)
                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings for Minntech acquisition, net of debt
  issuance costs                                             -           32,625
Repayments under term loan facility                       (500)               -
Net repayments under revolving credit facilities        (1,000)               -
Proceeds from exercises of stock options                   242              160
                                                      --------         --------
Net cash (used in) provided by financing activities     (1,258)          32,785
                                                      --------         --------

Increase in cash and cash equivalents                      741            3,214
Cash and cash equivalents at beginning of period        12,565            5,050
                                                      --------         --------
Cash and cash equivalents at end of period            $ 13,306         $  8,264
                                                      ========         ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Medical Corp. (the "Company" or "Cantel") on Form 10-K for the fiscal year ended July 31, 2002, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

     Cantel had three wholly-owned operating subsidiaries at October 31, 2002. Minntech Corporation ("Minntech"), which was acquired in September 2001, designs, develops, manufactures, markets and distributes disinfection/sterilization reprocessing systems, sterilants and other supplies for renal dialysis, as well as filtration and separation and other products for medical and non-medical applications. MediVators, Inc. ("MediVators") designs, develops, manufactures, markets and distributes endoscope reprocessing products. MediVators was consolidated into Minntech's existing facilities in September 2002 and was legally merged into Minntech in November 2002. Minntech and MediVators are sometimes collectively referred to as the "United States subsidiaries." Carsen Group Inc. ("Carsen" or "Canadian subsidiary") is engaged in the marketing, distribution and service of endoscopy and surgical, endoscope reprocessing and scientific products in Canada.

     The unaudited interim financial statements reflect all adjustments (consisting only of those of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

     The condensed consolidated balance sheet at July 31, 2002 was derived from the audited consolidated balance sheet of the Company at that date.

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

     Certain items in the October 31, 2001 financial statements have been reclassified from statements previously presented to conform to the presentation of the October 31, 2002 financial statements. These reclassifications relate to the operating segment classification of product service sales and cost of sales.

NOTE 2.   ACQUISITIONS

     On September 7, 2001, the Company completed its acquisition of Minntech, a public company based in Plymouth, Minnesota, in a merger transaction.

     Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and a fraction of a share of Cantel common stock having a value of $4.25. With respect to the stock portion of the consideration, Cantel issued approximately 2,201,000 shares of common stock in the merger. The total consideration for the transaction, including transaction costs, was approximately $78,061,000 (as adjusted for fractional shares, and included cash of $41,396,000, shares of Cantel common stock with a fair market value of $28,144,000, Cantel's existing investment in Minntech of $725,000 and final transaction costs, including severence obligations, of approximately $7,796,000). The transaction was accounted for as a purchase and in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS" ("SFAS 141"). Minntech is reflected in the Company's results of operations for the three months ended October 31, 2002, and for the portion of the three months ended October 31, 2001 subsequent to its acquisition on September 7, 2001.

     In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities, as discussed in note 7 to the condensed consolidated financial statements.

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

     Selected unaudited pro forma consolidated statements of income data assuming that Minntech was included in the Company's results of operations as of the beginning of the three month period ended October 31, 2001 is as follows:

                                                   Three Months Ended
                                                       October 31,
                                               ---------------------------
                                                   2002           2001
                                               ------------   ------------
          Net sales                            $ 28,373,000   $ 28,990,000
          Net income                              1,269,000        339,000
          Earnings per share:
            Basic                              $       0.14   $       0.04
            Diluted                            $       0.13   $       0.03
          Weighted average common shares:
            Basic                                 9,243,000      9,051,000
            Diluted                               9,830,000      9,827,000

     This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the merger actually occurred at the beginning of the period ended October 31, 2001, nor does it necessarily indicate what the combined company's future operating results will be. This information also does not reflect any cost savings from operating efficiencies or other improvements which may be achieved by combining the companies.

     On November 1, 2001, the Company's Canadian subsidiary acquired substantially all of the assets, business and properties of Technimed Instruments Inc. and Technimed International Inc. (collectively "Technimed") for approximately $405,000, which included cash of approximately $241,000 and a note payable in three equal annual installments with a present value of approximately $164,000. This transaction was accounted for as a purchase and in accordance with the provisions of SFAS 141. The results of Technimed had an insignificant impact upon the Company's results of operations for the three months ended October 31, 2002.

     Technimed was a private company based in Montreal, Canada servicing medical equipment, including rigid endoscopes and hand-held surgical instrumentation.

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENT

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OF DISPOSAL ACTIVITIES" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." Under SFAS 146 companies recognize a cost associated with an exit or disposal activity when a liability has been incurred, while under EITF Issue No. 94-3 companies recognized costs once management implemented a plan to exit an activity. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. The Company will adopt the provisions of SFAS 146 if any exit or disposal activities are initiated in the future.

     In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"), which establishes financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS 121"). SFAS 144 addresses the accounting for a segment of a business accounted for as a discontinued operation which was not previously addressed by SFAS 121. In addition, SFAS 144 resolves significant implementation issues related to SFAS
121. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on August 1, 2002. The adoption of SFAS 144 had no impact on the Company's financial reporting and related disclosures.

NOTE 4.   COMPREHENSIVE INCOME

     The Company's comprehensive income for the three months ended October 31, 2002 and 2001 is set forth in the following table:

                                                  Three Months Ended
                                                      October 31,
                                              -------------------------
                                                 2002           2001
                                              -----------    ----------
     Net income                               $ 1,269,000    $  770,000
     Other comprehensive income (loss):
       Unrealized loss on currency hedging        (77,000)       (1,000)
       Unrealized loss on interest rate cap       (19,000)            -
       Foreign currency translation               401,000      (494,000)
                                              -----------    ----------
     Comprehensive income                     $ 1,574,000    $  275,000
                                              ===========    ==========

NOTE 5.   FINANCIAL INSTRUMENTS

     The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, as amended, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings.

     The Company's Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. Total commitments for such foreign currency forward contracts amounted to $5,750,000 (United States dollars) at October 31, 2002 and cover a portion of Carsen's projected purchases of inventories through April 2003.

     In addition, changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward. There was one such foreign currency forward contract amounting to EURO 6,000,000 at October 31, 2002 which covers certain assets and liabilities of Minntech's Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expires on December 31, 2002. Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

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

     The Company entered into new credit facilities in September 2001, as more fully described in note 7 to the condensed consolidated financial statements, for which the interest rate on outstanding borrowings is variable. In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 which caps the London Interbank Offered Rate ("LIBOR") at 4.50% on $12,500,000 of the Company's borrowings. The cost of the interest rate cap, which is included in other assets, was $246,500 and is being amortized to interest expense over the three-year life of the agreement. The difference between its amortized cost and its fair value is recorded as an unrealized loss and is included in other comprehensive income.

NOTE 6.   INTANGIBLES AND GOODWILL

     In June 2001, the FASB issued SFAS 141 and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS 142 on August 1, 2001, which was the beginning of fiscal 2002.

     The Company's intangible assets which continue to be subject to amortization consist primarily of technology, customer lists, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 2-20 years. The Company's intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

     At the time of the Minntech acquisition a goodwill benchmark impairment study was performed. On August 1, 2002, such goodwill was reviewed for impairment by an independent appraiser using the methods prescribed in SFAS 142. Based upon such review, the Company concluded that there was no impairment of the goodwill.

NOTE 7.   FINANCING ARRANGEMENTS

     In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech and MediVators (the "U.S. Borrowers") and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") available for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expires on September 7, 2006.

     Borrowings under the Credit Facilities bear interest at rates ranging from ..75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. lenders and the Canadian lender were 4.25% and 4.50%, respectively, at December 6, 2002, and the LIBOR rates ranged from 1.40% to 2.05% at December 6, 2002. The margins applicable to the Company's outstanding borrowings at December 6, 2002 are 1.50% above the lender's base rate and 2.75% above LIBOR. In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.


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

     On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At October 31, 2002, the Company had $27,000,000 outstanding under its Credit Facilities, including $23,000,000 under the Term Loan Facility. Subsequent to October 31, 2002, the Company repaid an additional $500,000 under its Credit Facilities; therefore, at December 6, 2002, the Company had $26,500,000 outstanding under its Credit Facilities including $23,000,000 under the Term Loan Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

     Aggregate annual required maturities of the Credit Facilities over the next five years and thereafter are as follows:

          Nine month period ending July 31, 2003    $  2,250,000
          Fiscal 2004                                  4,500,000
          Fiscal 2005                                  6,500,000
          Fiscal 2006                                  7,750,000
          Fiscal 2007                                  6,000,000
          Thereafter                                           -
                                                    ------------
          Total                                     $ 27,000,000
                                                    ============

     The amount maturing in fiscal 2007 includes all of the amounts outstanding under the revolving credit facilities ($4,000,000 at October 31, 2002) as such amounts are required to be repaid prior to the expiration date of such facilities.

NOTE 8.   EARNINGS PER COMMON SHARE

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

     The following table sets forth the computation of basic and diluted earnings per common share:

                                                      Three Months Ended
                                                          October 31,
                                                   -------------------------
                                                      2002           2001
                                                   -----------    ----------
     Numerator for basic and diluted
       earnings per common share:
       Net income                                  $ 1,269,000    $  770,000
                                                   ===========    ==========

     Denominator for basic and diluted
       earnings per common share:
       Denominator for basic earnings
         per common share - weighted
         average number of shares
         outstanding                                 9,243,462     8,164,194

       Dilutive effect of common stock
         equivalents using the treasury
         stock method and the average
         market price for the period                   586,927       775,973
                                                   -----------    ----------

       Denominator for diluted earnings
         per common share - weighted
         average number of shares
         outstanding and common
         stock equivalents                           9,830,389     8,940,167
                                                   ===========    ==========

     Basic earnings per common share               $      0.14    $     0.09
                                                   ===========    ==========

     Diluted earnings per common share             $      0.13    $     0.09
                                                   ===========    ==========

NOTE 9.   INCOME TAXES

     The consolidated effective tax rate on operations was 33.7% and 38.1% for the three months ended October 31, 2002 and 2001, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to the NOLs accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, the Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes will reflect the benefits of the utilization of the NOLs.

     The Company's results of operations for the three months ended October 31, 2002 also reflect income tax expense for its international subsidiaries at their respective statutory rates. Such international subsidiaries include the Company's subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during the three months ended October 31, 2002 of approximately 37.5%, 28.1% and 45.0%, respectively. For the three months ended October 31, 2001, income taxes are principally comprised of taxes imposed on the Company's Canadian subsidiary, as well as Minntech's Netherlands subsidiary since the date of the acquisition, each at their respective statutory income tax rates. The lower overall effective tax rate for the three months ended October 31, 2002, as compared to the three months ended October 31, 2001, is principally due to the geographic mix of pretax income, as well as a reduction in the Canadian statutory tax rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The results of operations reflect primarily the results of Minntech, MediVators and Carsen.

     Reference is made to (i) the impact on the Company's results of operations of a weaker Canadian dollar against the United States dollar during the three months ended October 31, 2002, compared with the three months ended October 31, 2001 (decrease in value of approximately 1% for the three months ended October 31, 2002, as compared to the three months ended October 31, 2001, based upon average exchange rates), (ii) critical accounting policies of the Company, as more fully described elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, (iii) 3,143,000 additional shares issued in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid to stockholders in May 2002, as more fully described in note 1 to the Condensed Consolidated Financial Statements, and (iv) the Company's acquisition of Minntech in September 2001, as more fully described in notes 2 and 7 to the condensed consolidated financial statements.

     Minntech is reflected in the Company's results of operations for the three months ended October 31, 2002 and for the portion of the three months ended October 31, 2001 subsequent to its acquisition on September 7, 2001. The acquisition of Minntech has added two new operating segments to the Company, Dialysis Products and Filtration and Separation Products. Additionally, Minntech also contributes to the Company's Product Service operating segment. Discussion herein of the

Company's pre-existing businesses refers to the operations of Cantel, Carsen and MediVators, but excluding the impact of the Minntech acquisition. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (the "2002 Form 10-K").

     The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the
Company:

                                                 Three Months Ended
                                                     October 31,
                                           --------------------------------
                                                 2002             2001
                                           ----------------  --------------
                                              (Dollar amounts in thousands)
                                               $        %        $       %
                                           --------   -----  --------  -----
    Dialysis Products                      $ 14,353    50.6  $  9,456   44.7
    Endoscopy and Surgical Products           3,318    11.7     3,030   14.3
    Endoscope Reprocessing Products           3,596    12.7     3,062   14.5
    Filtration and Separation Products        3,337    11.7     2,294   10.8
    Scientific Products                       1,990     7.0     1,713    8.1
    Product Service                           1,865     6.6     1,833    8.7
    Elimination of intercompany sales of
      Endoscope Reprocessing Products           (86)   (0.3)     (223)  (1.1)
                                           --------   -----  --------  -----
                                           $ 28,373   100.0  $ 21,165  100.0
                                           ========   =====  ========  =====

     Net sales increased by $7,208,000, or 34.1%, to $28,373,000 for the three months ended October 31, 2002, from $21,165,000 for the three months ended October 31, 2001. Net sales contributed by Minntech for the three months ended October 31, 2002 and 2001 were $18,520,000 and $12,277,000, respectively;
without the Minntech acquisition, net sales of the Company's pre-existing businesses would have increased by $965,000, or 10.9%, to $9,853,000 for the three months ended October 31, 2002, from $8,888,000 for the three months ended October 31, 2001.

     The increase in sales of the Company's pre-existing businesses for the three months ended October 31, 2002 was principally attributable to endoscope reprocessing products, endoscopy and surgical products and scientific products. The increase in sales of endoscope reprocessing products was primarily due to an increase in demand in the United States. The increase in sales of endoscopy and surgical products was primarily due to demand; despite this increase in demand, endoscopy and surgical products continue to be adversely impacted by healthcare funding issues in Canada as well as intensified competition. Healthcare funding in Canada is dependent upon governmental appropriations and the Company cannot ascertain what impact the funding situation will have on future sales of Carsen. The increase in sales of scientific products was primarily due to an increase in demand for microscopes and related imaging products.

     Gross profit increased by $2,771,000, or 34.6%, to $10,770,000 for the three months ended October 31, 2002, from $7,999,000 for the three months ended October 31, 2001. Gross profit contributed by Minntech for the three months ended October 31, 2002 and 2001 was $7,286,000 and $4,689,000, respectively. Without the Minntech acquisition, gross profit of the Company's pre-existing businesses would have increased by $174,000, or 5.2%, to $3,484,000 for the three months ended October 31, 2002, from $3,310,000 for the three months ended October 31, 2001.

     Gross profit as a percentage of sales for the three months ended
October 31, 2002 and 2001 was 38.0% and 37.8%, respectively. During the three months ended October 31, 2001, Minntech's gross profit was adversely impacted by a $438,000 charge to cost of sales related to the sale of inventories which carried a step-up in value recorded as part of the purchase accounting; such charge reduced gross profit percentage by 2.1% for the three months ended October 31, 2001. Minntech's gross profit as a percentage of sales was 39.3% and 38.2% for the three months ended October 31, 2002 and 2001, respectively. Without the impact of the Minntech acquisition, gross profit as a percentage of sales for the three months ended October 31, 2002 and 2001 would have been 35.4% and 37.2%, respectively.

     The lower gross profit percentage from the Company's pre-existing businesses for the three months ended October 31, 2002, as compared with the three months ended October 31, 2001, was primarily attributable to an increase in fixed costs and sales mix associated with Carsen's product service business; an increase in the cost structure associated with manufacturing MediVators' DSD-201 endoscope reprocessing units; sales mix associated with endoscope reprocessing; non-recurring unabsorbed manufacturing overhead associated with MediVators' relocation into Minntech's facilities; and the adverse impact of a weaker Canadian dollar relative to the United States dollar, since the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars.

     Selling expenses as a percentage of net sales were 13.7% for the three months ended October 31, 2002, compared with 12.4% for the three months ended October 31, 2001. For the three months ended October 31, 2002, the increase in selling expenses as a percentage of net sales was primarily attributable to the inclusion of the higher selling cost structure related to the Minntech operations for the entire quarter ended October 31, 2002, as compared to a partial quarter (since the date of the acquisition) for the three months ended October 31, 2001, as well as an increase in personnel and expanded marketing efforts at Minntech to support worldwide sales.

     General and administrative expenses increased by $399,000 to $3,426,000 for the three months ended October 31, 2002, from $3,027,000 for the three months ended October 31, 2001, principally due to the inclusion of the Minntech operations for the entire quarter ended October 31, 2002, as compared to a partial quarter (since the date of the acquisition) for the three months ended October 31, 2001; an increase in the cost of commercial insurance; and foreign exchange losses associated with translating foreign denominated assets into functional currencies, partially offset by a reduction in incentive compensation.

     Research and development expenses increased by $405,000 to $1,129,000 for the three months ended October 31, 2002, from $724,000 for the three months ended October 31, 2001, principally due to the inclusion of the Minntech operations for the entire quarter ended October 31, 2002, as compared to a partial quarter (since the date of the acquisition) for the three months ended October 31, 2001. All of the Company's research and development activities relate to the Minntech and MediVators operations.

     Interest expense was $434,000 for the three months ended October 31, 2002, compared with $382,000 for the three months ended October 31, 2001. This increase in interest expense was attributable to outstanding borrowings under the Company's credit facilities for the entire quarter ended October 31, 2002, as compared to a partial quarter (since the date of the acquisition) for the three months ended October 31, 2001. Partially offsetting this increase were lower average outstanding borrowings and lower interest rates during the three months ended October 31, 2002. Additionally, during the three months ended October 31, 2001 there was a one-time write-off of fees in connection with the prior credit facility.

     Income before income taxes increased by $672,000 to $1,915,000 for the three months ended October 31, 2002, from $1,243,000 for the three months ended October 31, 2001.

     The consolidated effective tax rate on operations was 33.7% and 38.1% for the three months ended October 31, 2002 and 2001, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to the net operating loss carryforwards ("NOLs") accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, the Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes will reflect the benefits of the utilization of the NOLs.

     The Company's results of operations for the three months ended October 31, 2002 also reflect income tax expense for its international subsidiaries at their respective statutory rates. Such international subsidiaries include the Company's subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during the three months ended October 31, 2002 of approximately 37.5%, 28.1% and 45.0%, respectively. For the three months ended October 31, 2001, income taxes are principally comprised of taxes imposed on the Company's Canadian subsidiary, as well as Minntech's Netherlands subsidiary since the date of the acquisition, each at their respective statutory income tax rates. The lower overall effective tax rate for the three months ended October 31, 2002, as compared to the three months ended October 31, 2001, is principally due to the geographic mix of pretax income, as well as a reduction in the Canadian statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 2002, the Company's working capital was $38,635,000, compared with $37,824,000 at July 31, 2002. This increase in working capital primarily reflects an increase in cash and cash equivalents and decreases in compensation payable and income taxes payable, partially offset by a decrease in accounts receivable.

     Net cash provided by operating activities was $2,127,000 for the three months ended October 31, 2002 compared with net cash used in operating activities of $3,439,000 for the three months ended October 31, 2001. For the three months ended October 31, 2002, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued expenses and income taxes payable. For the three months ended October 31, 2001, the net cash used in operating activities was primarily due to decreases in accounts payable and accrued expenses and income taxes payable, partially offset by net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable.

     Net cash used in investing activities was $128,000 and $26,132,000 for the three months ended October 31, 2002 and 2001, respectively. For the three months ended October 31, 2002, the net cash used in investing activities was primarily due to capital expenditures. For the three months ended October 31, 2001, the net cash used in investing activities was primarily for the acquisition of Minntech.

     Net cash used in financing activities was $1,258,000 for the three months ended October 31, 2002, compared with net cash provided by financing activities of $32,785,000 for the three months ended October 31, 2001. For the three months ended October 31, 2002, the net cash used in financing activities was primarily attributable to repayments under the Company's credit facilities. For the three months ended October 31, 2001, the net cash provided by financing activities was primarily attributable to borrowings under the Company's credit facilities related to the Minntech acquisition, net of related debt issuance costs.

     In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech and MediVators (the "U.S. Borrowers") and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") available for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expires on September 7, 2006.

     Borrowings under the Credit Facilities bear interest at rates ranging from ..75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. lenders and the Canadian lender were 4.25% and 4.50%, respectively, at December 6, 2002, and the LIBOR rates ranged from 1.40% to 2.05% at December 6, 2002. The margins applicable to the Company's outstanding borrowings at December 6, 2002 are 1.50% above the lender's base rate and 2.75% above LIBOR. In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

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

     On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At October 31, 2002, the Company had $27,000,000 outstanding under its Credit Facilities, including $23,000,000 under the Term Loan Facility. Subsequent to October 31, 2002, the Company repaid an additional $500,000 under its Credit Facilities; therefore, at December 6, 2002, the Company had $26,500,000 outstanding under its Credit Facilities including $23,000,000 under the Term Loan Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

     Aggregate annual required maturities of the Credit Facilities over the next five years and thereafter are as follows:

          Nine month period ending July 31, 2003  $  2,250,000
          Fiscal 2004                                4,500,000
          Fiscal 2005                                6,500,000
          Fiscal 2006                                7,750,000
          Fiscal 2007                                6,000,000
          Thereafter                                         -
                                                  ------------
          Total                                   $ 27,000,000
                                                  ============

     The amount maturing in fiscal 2007 includes all of the amounts outstanding under the revolving credit facilities ($4,000,000 at October 31, 2002) as such amounts are required to be repaid prior to the expiration date of such facilities.

     Aggregate future minimum commitments at October 31, 2002 under operating leases for property and equipment are as follows:

          Nine month period ending July 31, 2003    $   871,000
          Fiscal 2004                                   960,000
          Fiscal 2005                                   553,000
          Fiscal 2006                                   125,000
          Fiscal 2007                                    21,000
                                                    -----------
          Total rental commitments                  $ 2,530,000
                                                    ===========

     The Company has determined that it will repatriate minimal amounts of existing and future accumulated profits from its international locations until existing domestic NOLs are exhausted, which the Company has determined to be approximately through fiscal 2004. Notwithstanding this strategy, the Company believes that its current cash position, anticipated cash flows from operations, (including its U.S. operations) and the funds available under its revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future based upon its existing operations, including the payment of remaining liabilities from the Minntech acquisition. At December 6, 2002, approximately $14,212,000 was available under the revolving credit facilities.

     During the three months ended October 31, 2002, compared with the three months ended October 31, 2001, the average value of the Canadian dollar decreased by approximately 1% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

     Under the Canadian Revolving Credit Facility, Carsen has a $20,000,000 (United States dollars) foreign currency hedging facility which is available to hedge against the impact of such currency fluctuations on purchases of inventories. Total commitments for foreign currency forward contracts under this facility amounted to $3,609,000 (United States dollars) at December 6, 2002 and cover a portion of the Canadian subsidiary's projected purchases of inventories through April 2003. The weighted average exchange rate of the forward contracts open at December 6, 2002 was $1.5629 Canadian dollar per United States dollar, or $.6398 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on December 6, 2002 was $1.5613 Canadian dollar per United States dollar, or $.6405 United States dollar per Canadian dollar.

     During the three months ended October 31, 2002, the value of the euro increased by approximately 1% relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. During the three months ended October 31, 2002, such strengthening of the euro relative to the United States dollar had an adverse impact upon the Company's results of operations. Such currency fluctuations also result in a change in the United States dollar value of the Company's assets that are denominated in euros.

     In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward. There was one foreign currency forward contract amounting to EURO 6,000,000 at December 6, 2002 which covers certain assets and liabilities of Minntech's Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expires on December 31, 2002. Under its Credit Facilities, such contracts to purchase euros may not exceed $12,000,0000 in an aggregate notional amount at any time.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"), all of the Company's foreign currency forward contracts are designated as hedges. Recognition of gains and losses related to the Canadian hedges is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement. Gains and losses related to the hedging contracts to buy euros forward is immediately realized within general and administrative expenses due to the short-term nature of such contracts.

     For purposes of translating the balance sheet, at October 31, 2002 compared to July 31, 2002, the value of the Canadian dollar and the value of the euro increased by approximately 2% and 1%, respectively, compared to the value of the United States dollar, thereby causing a decrease in the negative cumulative foreign currency translation adjustment during such period. The total of these currency movements was an overall decrease in the negative cumulative foreign currency translation adjustment during the three months ended October 31, 2002 of $401,000, thereby increasing stockholders' equity.

     Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2002 did not have a significant impact upon either the Company's results of operations or the translation of the balance sheet, primarily due to the fact that the Company's Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

     Inflation has not significantly impacted the Company's operations.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company continually evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

     REVENUE RECOGNITION

     Revenue on product sales is recognized as products are shipped to customers or when title passes, net of provisions for sales allowances and similar items. Domestic sales of endoscope reprocessing equipment are recognized on a bill and hold basis based upon the receipt of a written purchase order, the completion date specified in the order, the actual completion of the manufacturing process and the invoicing of goods. Revenue on service sales is recognized when repairs are completed and the products are shipped to customers.

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

     LONG-LIVED ASSETS

     Certain of the Company's identifiable intangible assets, such as current technology and customer base, are amortized on the straight-line method over their estimated useful lives. Additionally, the Company has recorded goodwill and trademarks and tradenames, all of which have indefinite useful lives and are therefore not amortized. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill is reviewed for impairment at least annually in accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS."

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

     Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in
Note 2 to the Consolidated Financial Statements included within the Company's 2002 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an adverse impact for the three months ended October 31, 2002, compared with the three months ended October 31, 2001, upon the Company's results of operations, and had a positive impact upon stockholders' equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

     In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. Total commitments for such foreign currency forward contracts amounted to $5,750,000 (United States dollars) at October 31, 2002 and cover a portion of Carsen's projected purchases of inventories through April 2003.

     Changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included within the Company's 2002 Form 10-K. Fluctuations in the rates of currency exchange between the European Union and the United States had an adverse impact for the three months ended October 31, 2002, compared with the three months ended October 31, 2001, upon the Company's results of operations, and had a positive impact upon stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward. There was one such foreign currency forward contract amounting to EURO 6,000,000 at October 31, 2002 which covers certain assets and liabilities of Minntech's Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expires on December 31, 2002. Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

     The functional currency of Minntech's Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2002 did not have a significant impact upon either the Company's results of operations or the translation of the balance sheet, primarily due to the fact that the Company's Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

     Interest rate market risk: The Company has two credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada. During the three months ended October 31, 2002 and 2001, all of the Company's outstanding borrowings were under its United States credit facilities. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. At October 31, 2002, the fair value of such interest rate cap is $12,000.

ITEM 4.   CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days preceding the filing date of this report, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-14 and 15d-14. The evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) was made known to them by others within the Company's consolidated group during the period in which this report was being prepared and that the information required to be included in the report has been recorded, processed, summarized and reported on a timely basis.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There was no submission of matters to a vote during the three months ended October 31, 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               10(a) - Employment Agreement, dated as of November 14, 2002, between the Registrant and Seth R. Segel.

               10(b) - Stock Option Agreement, dated as of November 14, 2002, between the Registrant and Seth R. Segel.

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended October 31, 2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CANTEL MEDICAL CORP.

Date:  December 6, 2002

                                    By: /s/ James P. Reilly
                                        -------------------
                                        James P. Reilly, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)

                                    By: /s/ Craig A. Sheldon
                                        --------------------
                                        Craig A. Sheldon,
                                        Senior Vice President and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                                 CERTIFICATIONS

I, James P. Reilly, President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Cantel Medical Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 6, 2002

By: /s/ James P. Reilly
    -------------------------------
James P. Reilly, President and Chief
Executive Officer (Principal Executive
Officer)

                                 CERTIFICATIONS

I, Craig A. Sheldon, Senior Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Cantel Medical Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 6, 2002

By: /s/ Craig A. Sheldon
    ------------------------------------
Craig A. Sheldon, Senior Vice President and
Chief Financial Officer (Principal Financial and
Accounting Officer)