Form 10-Q/A
period 2002-10-31
CANTEL MEDICAL CORP
filed 2002-12-31
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

        / X /   Quarterly Report pursuant to Section 13 or 15(d)
        ----
                of the Securities Exchange Act of 1934
                For the quarterly period ended October 31, 2002.

                                       or

        /   /   Transition Report pursuant to Section 13 or 15(d)
        ----
                of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____.


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

                                EXPLANATORY NOTE

         This amendment to Form 10-Q of Cantel Medical Corp. for the quarter ended October 31, 2002 filed on December 16, 2002 is being filed solely for the purpose of filing certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted in the December 16, 2002 filing.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

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

Date:  December 30, 2002


                                       By: /s/ JAMES P. REILLY
                                           ------------------------
                                           James P. Reilly, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)



                                       By: /s/ CRAIG A. SHELDON
                                           ------------------------
                                           Craig A. Sheldon, Senior Vice
                                           President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)