Form 10-Q
period 2003-01-31
CANTEL MEDICAL CORP
filed 2003-03-17
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended January 31, 2003.

                                       or

             / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from _____ to _____.

                         Commission file number: 0-6132

                              CANTEL MEDICAL CORP.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              22-1760285
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                             identification no.)

150 Clove Road, Little Falls, New Jersey                                  07424
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)

               Registrant's telephone number, including area code
                                 (973) 890-7220
                                 --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No

Number of shares of Common Stock outstanding as of March 5, 2003: 9,267,754.

                         PART I - FINANCIAL INFORMATION
                              CANTEL MEDICAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                                        January 31,     July 31,
                                                           2003           2002
                                                        -----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                             $    12,831    $   12,565
  Accounts receivable, net                                   25,094        23,054
  Inventories:
    Raw materials                                             5,865         6,661
    Work-in-process                                           2,156         1,581
    Finished goods                                            8,809         9,089
                                                        -----------    ----------
      Total inventories                                      16,830        17,331
                                                        -----------    ----------
  Deferred income taxes                                       3,677         3,670
  Prepaid expenses and other current assets                   1,367         1,518
                                                        -----------    ----------
Total current assets                                         59,799        58,138

Property and equipment, net                                  22,317        22,984
Intangible assets, net                                        7,417         7,788
Goodwill                                                     16,383        16,376
Other assets                                                  2,433         2,528
                                                        -----------    ----------
                                                        $   108,349    $  107,814
                                                        ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                     $     3,500    $    2,750
  Accounts payable                                            7,396         6,288
  Compensation payable                                        1,045         2,722
  Other accrued expenses                                      5,999         6,347
  Income taxes payable                                          818         2,207
                                                        -----------    ----------
Total current liabilities                                    18,758        20,314

Long-term debt                                               21,750        25,750
Deferred income taxes                                         2,659         2,058
Other long-term liabilities                                   1,683         1,781

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                      -             -
  Common Stock, $.10 par value; authorized 20,000,000
    shares; January 31 - 9,537,181 shares issued and
    9,267,066 shares outstanding; July 31 - 9,491,118
    shares issued and 9,221,003 shares outstanding              954           949
  Additional capital                                         48,991        48,740
  Retained earnings                                          15,278        11,629
  Accumulated other comprehensive loss                         (532)       (2,215)
  Treasury Stock, at cost; January 31 and
    July 31 - 270,115 shares                                 (1,192)       (1,192)
                                                        -----------    ----------
Total stockholders' equity                                   63,499        57,911
                                                        -----------    ----------
                                                        $   108,349    $  107,814
                                                        ===========    ==========

See accompanying notes.

                              CANTEL MEDICAL CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                    Three Months Ended       Six Months Ended
                                        January 31,            January 31,
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------
Net sales:
  Product sales                    $ 31,974    $ 30,734    $ 58,482    $ 50,066
  Product service                     2,453       2,166       4,318       3,999
                                   --------    --------    --------    --------
Total net sales                      34,427      32,900      62,800      54,065
                                   --------    --------    --------    --------

Cost of sales:
  Product sales                      20,391      18,933      36,752      30,931
  Product service                     1,492       1,326       2,734       2,494
                                   --------    --------    --------    --------
Total cost of sales                  21,883      20,259      39,486      33,425
                                   --------    --------    --------    --------

Gross profit                         12,544      12,641      23,314      20,640

Operating expenses:
  Selling                             4,367       3,774       8,256       6,404
  General and administrative          2,871       3,826       6,297       6,853
  Research and development            1,141         942       2,270       1,666
                                   --------    --------    --------    --------
Total operating expenses              8,379       8,542      16,823      14,923
                                   --------    --------    --------    --------

Income before interest expense,
  other income and income taxes       4,165       4,099       6,491       5,717

Interest expense                        369         749         803       1,131
Other income                            (17)        (36)        (40)        (43)
                                   --------    --------    --------    --------

Income before income taxes            3,813       3,386       5,728       4,629

Income taxes                          1,433       1,293       2,079       1,766
                                   --------    --------    --------    --------

Net income                         $  2,380    $  2,093    $  3,649    $  2,863
                                   ========    ========    ========    ========

Earnings per common share:
  Basic                            $   0.26    $   0.23    $   0.39    $   0.33
                                   ========    ========    ========    ========

  Diluted                          $   0.24    $   0.21    $   0.37    $   0.30
                                   ========    ========    ========    ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                          Six Months Ended
                                                             January 31,
                                                         2003          2002
                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  3,649      $  2,863
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization                         1,827         1,500
    Amortization of debt issuance costs                     227           268
    Deferred income taxes                                   596          (188)
    Changes in assets and liabilities:
       Accounts receivable                               (1,442)        1,061
       Inventories                                          883           946
       Prepaid expenses and other current assets            165           191
       Accounts payable and accrued expenses             (1,381)       (2,437)
       Income taxes payable                              (1,423)       (2,092)
                                                       --------      --------
Net cash provided by operating activities                 3,101         2,112
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (488)         (549)
Acquisition of Minntech, net of cash acquired                 -       (29,964)
Acquisition of Technimed                                      -          (279)
Cash used in discontinued operations                        (19)          (41)
Other, net                                                  (56)           44
                                                       --------      --------
Net cash used in investing activities                      (563)      (30,789)
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings for Minntech acquisition, net of debt
  issuance costs                                              -        33,870
Repayments under term loan facility                      (1,250)         (500)
Net repayments under revolving credit facilities         (2,000)       (1,275)
Proceeds from exercises of stock options                    256           172
                                                       --------      --------
Net cash (used in) provided by financing activities      (2,994)       32,267
                                                       --------      --------

Effect of exchange rate changes on cash and
  cash equivalents                                          722          (120)
                                                       --------      --------

Increase in cash and cash equivalents                       266         3,470
Cash and cash equivalents at beginning of period         12,565         5,050
                                                       --------      --------
Cash and cash equivalents at end of period             $ 12,831      $  8,520
                                                       ========      ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Medical Corp. (the "Company" or "Cantel") on Form 10-K for the fiscal year ended July 31, 2002 (the "2002 Form 10-K"), and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

     Cantel had two wholly-owned operating subsidiaries at January 31, 2003. Minntech Corporation ("Minntech" or "United States subsidiary"), which was acquired in September 2001, designs, develops, manufactures, markets, distributes and services disinfection/sterilization reprocessing systems, sterilants and other supplies for renal dialysis, filtration and separation and other products for medical and non-medical applications and endoscope reprocessing products. The Company's MediVators, Inc. ("MediVators") subsidiary, which accounted for the majority of the endoscope reprocessing business, was consolidated into Minntech's existing facilities in September 2002 and was legally merged into Minntech in November 2002. Carsen Group Inc. ("Carsen" or "Canadian subsidiary") is engaged in the marketing, distribution and service of endoscopy and surgical, endoscope reprocessing and scientific products in Canada.

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

     In May 2002, the Company issued 3,143,000 additional shares in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on May 14, 2002 to stockholders of record on May 7, 2002. The effect of the stock split has been recognized retroactively in the stockholders' equity accounts in the Condensed Consolidated Balance Sheets, and all share data in the Condensed Consolidated Statements of Income, Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain items in the January 31, 2002 financial statements have been reclassified from statements previously presented to conform to the presentation of the January 31, 2003 financial statements. These reclassifications relate to the operating segment classifications of certain sales and related cost of sales.

NOTE 2.   ACQUISITIONS

     On September 7, 2001, the Company completed its acquisition of Minntech, a public company based in Plymouth, Minnesota, in a merger transaction.

     Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and a fraction of a share of Cantel common stock having a value of $4.25. With respect to the stock portion of the consideration, Cantel issued approximately 2,201,000 shares of common stock in the merger. The total consideration for the transaction, including transaction costs, was approximately $78,061,000 (as adjusted for fractional shares, and included cash of $41,396,000, shares of Cantel common stock with a fair market value of $28,144,000, Cantel's existing investment in Minntech of $725,000 and final transaction costs, including severance obligations, of approximately $7,796,000). The transaction was accounted for as a purchase and in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS" ("SFAS 141"). Minntech is reflected in the Company's results of operations for the three and six months ended January 31, 2003, the three months ended January 31, 2002, and the portion of the six months ended January 31, 2002 subsequent to its acquisition on September 7, 2001.

     In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities, as discussed in note 8 to the condensed consolidated financial statements.

     Certain of the assumed liabilities are subjective in nature. These liabilities have been reflected based upon the most recent information available, and principally include certain state sales and use tax and state income tax exposures and income tax liabilities related to the Company's foreign subsidiaries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts presently recorded. During the three months ended January 31, 2003, the Company reached a favorable state sales tax settlement in the amount of $542,000; such amount has been reflected as a reduction of general and administrative expenses in the accompanying Condensed Consolidated Statements of Income and has been included in the dialysis operating segment.

     Selected unaudited pro forma consolidated statements of income data assuming that Minntech was included in the Company's results of operations as of the beginning of the six month period ended January 31, 2002 is as follows:

                                                  Six Months Ended
                                                     January 31,
                                             ---------------------------
                                                 2003           2002
                                             ------------   ------------
        Net sales                            $ 62,800,000   $ 61,890,000
        Net income                              3,649,000      2,432,000
        Earnings per share:
          Basic                              $       0.39   $       0.27
          Diluted                            $       0.37   $       0.25
        Weighted average common shares:
          Basic                                 9,254,000      9,068,000
          Diluted                               9,834,000      9,848,000

     This pro forma information is provided for illustrative purposes only and does not necessarily indicate what the operating results of the combined company might have been had the merger actually occurred at the beginning of the six month period ended January 31, 2002, nor does it necessarily indicate what the combined company's future operating results will be. This information also does not reflect any cost savings from operating efficiencies or other improvements achieved by combining the companies.

     On November 1, 2001, the Company's Canadian subsidiary acquired substantially all of the assets, business and properties of Technimed Instruments Inc. and Technimed International Inc. (collectively "Technimed") for approximately $405,000, which included cash of approximately $241,000 and a note payable in three equal annual installments with a present value of approximately $164,000. This transaction was accounted for as a purchase and in accordance with the provisions of SFAS 141. The results of Technimed had an insignificant impact upon the Company's results of operations for the three and six months ended January 31, 2003 and 2002.

     Technimed was a private company based in Montreal, Canada servicing medical equipment, including rigid endoscopes and hand-held surgical instrumentation.

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "STOCK-BASED COMPENSATION" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions of SFAS 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will adopt the interim period disclosure provisions in its April 30, 2003 Form 10-Q.

     In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 had no significant impact on the Company's financial position or results of operations. Disclosure requirements of FIN 45 are included in note 7 to the condensed consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)." Under SFAS 146 companies recognize a cost associated with an exit or disposal activity when a liability has been incurred, while under EITF Issue No. 94-3 companies recognized costs once management implemented a plan to exit an activity. SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. The Company will adopt the provisions of SFAS 146 if any exit or disposal activities are initiated in the future.

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

NOTE 4.   COMPREHENSIVE INCOME

     The Company's comprehensive income for the three and six months ended January 31, 2003 and 2002 is set forth in the following table:

                                           Three Months Ended            Six Months Ended
                                               January 31,                  January 31,
                                        -------------------------    -------------------------
                                           2003          2002           2003          2002
                                        -----------   -----------    -----------   -----------
  Net income                            $ 2,380,000   $ 2,093,000    $ 3,649,000   $ 2,863,000
  Other comprehensive income (loss):
    Unrealized loss on
      currency hedging                     (189,000)     (106,000)      (266,000)     (107,000)
    Unrealized gain (loss) on
      interest rate cap                      12,000       (44,000)        (7,000)      (44,000)
    Foreign currency translation          1,555,000      (338,000)     1,956,000      (832,000)
                                        -----------   -----------    -----------   -----------
  Comprehensive income                  $ 3,758,000   $ 1,605,000    $ 5,332,000   $ 1,880,000
                                        ===========   ===========    ===========   ===========

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

     The Company's Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. Total commitments for such foreign currency forward contracts amounted to $11,750,000 (United States dollars) at January 31, 2003 and cover a portion of Carsen's projected purchases of inventories through August 2003.

     In addition, changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward. There was one such foreign currency forward contract amounting to EURO 6,100,000 at January 31, 2003 which covers certain assets and liabilities of Minntech's Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expired on February 28, 2003. Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

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

     The Company entered into new credit facilities in September 2001, as more fully described in note 8 to the condensed consolidated financial statements, for which the interest rate on outstanding borrowings is variable. In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 which caps the London Interbank Offered Rate ("LIBOR") at 4.50% on $12,500,000 of the Company's borrowings. The cost of the interest rate cap, which is included in other assets, was $246,500 and is being amortized to interest expense over the three-year life of the agreement. The difference between its amortized cost and its fair value is recorded as an unrealized loss and is included in accumulated other comprehensive loss.

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

NOTE 7.   WARRANTY

     The Company provides for estimated costs that may be incurred to remedy deficiencies of quality or performance in the Company's products. Most of the Company's products have a one-year warranty. The Company records provisions for product warranties as a component of cost of sales in the Condensed Consolidated Statements of Income based on an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on the Company's results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

     A summary of activity in the warranty reserves follows:

                                     Three Months Ended            Six Months Ended
                                         January 31,                  January 31,
                                   -----------------------     -----------------------
                                      2003         2002           2003         2002
                                   ----------   ----------     ----------   ----------
  Beginning balance                $  345,000   $  245,000     $  401,000   $  270,000
  Provisions                          654,000      126,000        764,000      196,000
  Charges                            (503,000)    (118,000)      (669,000)    (293,000)
  Acquisition of Minntech                   -            -              -       80,000
                                   ----------   ----------     ----------   ----------
  Ending balance                   $  496,000   $  253,000     $  496,000   $  253,000
                                   ==========   ==========     ==========   ==========

NOTE 8.   FINANCING ARRANGEMENTS

     In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (the "U.S. Borrowers") and
(iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") available for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expires on September 7, 2006.

     Borrowings under the Credit Facilities bear interest at rates ranging from ..75 to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. lenders and the Canadian lender were 4.25% and 4.75%, respectively, at March 5, 2003, and the LIBOR rates on outstanding borrowings ranged from 1.34% to 1.43% at March 5, 2003. The margins applicable to the Company's outstanding borrowings at March 5, 2003 are 1.25% above the lender's base rate and 2.50% above LIBOR. In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

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

     On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At January 31, 2003, the Company had $25,250,000 outstanding under its Credit Facilities, including $22,250,000 under the Term Loan Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

     Aggregate annual required maturities of the Credit Facilities over the next five years and thereafter are as follows:

          Six month period ending July 31, 2003   $  1,500,000
          Fiscal 2004                                4,500,000
          Fiscal 2005                                6,500,000
          Fiscal 2006                                7,750,000
          Fiscal 2007                                5,000,000
          Thereafter                                         -
                                                  ------------
          Total                                   $ 25,250,000
                                                  ============

     The amount maturing in fiscal 2007 includes all of the amounts outstanding under the revolving credit facilities ($3,000,000 at January 31, 2003) as such amounts are required to be repaid prior to the expiration date of such facilities.

NOTE 9.   EARNINGS PER COMMON SHARE

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

     The following table sets forth the computation of basic and diluted earnings per common share:

                                            Three Months Ended           Six Months Ended
                                               January 31,                    January 31,
                                         ------------------------    ------------------------
                                             2003        2002            2003         2002
                                         -----------  -----------    -----------  -----------
Numerator for basic and diluted
  earnings per common share:
  Net income                             $ 2,380,000  $ 2,093,000    $ 3,649,000  $ 2,863,000
                                         ===========  ===========    ===========  ===========

Denominator for basic and diluted
  earnings per common share:
  Denominator for basic earnings
    per common share - weighted
    average number of shares
    outstanding                            9,264,636    9,081,732      9,254,049    8,622,963

  Dilutive effect of common stock
    equivalents using the treasury
    stock method and the average
    market price for the period              572,180      785,588        579,985      780,234
                                         -----------  -----------    -----------  -----------

  Denominator for diluted earnings
    per common share - weighted
    average number of shares
    outstanding and common
    stock equivalents                      9,836,816    9,867,320      9,834,034    9,403,197
                                         ===========  ===========    ===========  ===========

Basic earnings per common share          $      0.26  $      0.23    $      0.39  $      0.33
                                         ===========  ===========    ===========  ===========

Diluted earnings per common share        $      0.24  $      0.21    $      0.37  $      0.30
                                         ===========  ===========    ===========  ===========

NOTE 10.  INCOME TAXES

     The consolidated effective tax rate on operations was 36.3% and 38.2% for the six months ended January 31, 2003 and 2002, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to Federal net operating loss carryforwards ("NOLs") accumulated in the United States.

Therefore, for all periods subsequent to September 7, 2001, the Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs.

     The Company's results of operations for the six months ended January 31, 2003 and 2002 also reflect income tax expense for its international subsidiaries at their respective statutory rates. Such international subsidiaries include the Company's subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during the six months ended January 31, 2003 of approximately 37.5%, 22.8% and 45.0%, respectively. The lower overall effective tax rate for the six months ended January 31, 2003, as compared to the six months ended January 31, 2002, is principally due to the geographic mix of pretax income, as well as a reduction in the Canadian statutory tax rate.

NOTE 11.  OPERATING SEGMENTS

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

The operating segments follow the same accounting policies used for the Company's condensed consolidated financial statements as described in note 2 to the 2002 Form 10-K.

Operating segment information is summarized below:

                                        Three Months Ended            Six Months Ended
                                            January 31,                  January 31,
                                    --------------------------   --------------------------
                                        2003          2002           2003          2002
                                    ------------  ------------   ------------  ------------
Net sales:
 Dialysis                           $ 15,701,000  $ 15,471,000   $ 30,054,000  $ 24,926,000
 Endoscopy and Surgical                4,430,000     5,258,000      7,478,000     7,964,000
 Endoscope Reprocessing                5,629,000     3,861,000      9,410,000     7,025,000
 Filtration and Separation             3,858,000     4,084,000      7,195,000     6,378,000
 Scientific                            2,356,000     2,060,000      4,345,000     3,773,000
 Product Service                       2,453,000     2,166,000      4,318,000     3,999,000
                                    ------------  ------------   ------------  ------------
Total                               $ 34,427,000  $ 32,900,000     62,800,000  $ 54,065,000
                                    ============  ============   ============  ============

Operating income:
 Dialysis                           $  2,099,000  $  2,387,000   $  3,762,000  $  3,409,000
 Endoscopy and Surgical                  717,000       766,000      1,078,000     1,057,000
 Endoscope Reprocessing                  315,000        67,000        438,000       116,000
 Filtration and Separation               901,000     1,011,000      1,377,000     1,641,000
 Scientific                              142,000       (53,000)       196,000      (109,000)
 Product Service                         676,000       453,000      1,005,000       788,000
                                    ------------  ------------   ------------  ------------
                                       4,850,000     4,631,000      7,856,000     6,902,000
                                    ------------  ------------   ------------  ------------
General corporate expenses               685,000       532,000      1,365,000     1,185,000
Interest expense and other income        352,000       713,000        763,000     1,088,000
                                    ------------  ------------   ------------  ------------
Income before income taxes          $  3,813,000  $  3,386,000   $  5,728,000  $  4,629,000
                                    ============  ============   ============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The results of operations reflect primarily the results of Minntech and Carsen.

     Reference is made to (i) the impact on the Company's results of operations of a stronger Canadian dollar against the United States dollar during the three and six months ended January 31, 2003, compared with the three and six months ended January 31, 2002 (increase in value of approximately 1.6% and 0.5% for the three and six months ended January 31, 2003, respectively, as compared to the three and six months ended January 31, 2002, based upon average exchange rates),
(ii) the impact on the Company's results of operations of a stronger euro against the United States dollar during the three and six months ended January 31, 2003, compared with the three and six months ended January 31, 2002 (increase in value of approximately 15.7% and 11.9% for the three and six months ended January 31, 2003, respectively, as compared to the three and six months ended January 31, 2002, based upon average exchange rates), (iii) critical accounting policies of the Company, as more fully described elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, (iv) 3,143,000 additional shares issued in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid to stockholders in May 2002, as more fully described in note 1 to the Condensed Consolidated Financial Statements, and (v) the Company's acquisition of Minntech in September 2001, as more fully described in notes 2 and 8 to the condensed consolidated financial statements.

     Minntech is reflected in the Company's results of operations for the three and six months ended January 31, 2003, the three months ended January 31, 2002, and the portion of the six months ended January 31, 2002 subsequent to its acquisition on September 7, 2001. The acquisition of Minntech has added two new operating segments to the Company, dialysis products and filtration and separation products. Additionally, Minntech also contributes to the Company's product service operating segment. Discussion herein of the Company's pre-existing businesses refers to the operations of Cantel, Carsen and MediVators, but excluding the impact of the Minntech acquisition. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (the "2002 Form 10-K").

     The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the
Company:

                                    Three Months Ended                   Six Months Ended
                                        January 31,                         January 31,
                            ---------------------------------   ---------------------------------
                                  2003             2002               2003              2002
                            ----------------  ---------------   ----------------  ---------------
                              (Dollar amounts in thousands)        (Dollar amounts in thousands)
                                $        %        $       %        $         %        $       %
                            --------   -----  --------  -----   --------   -----  --------  -----
Dialysis                    $ 15,701    45.6  $ 15,471   47.0   $ 30,054    47.8  $ 24,926   46.1
Endoscopy and Surgical         4,430    12.9     5,258   16.0      7,478    11.9     7,964   14.7
Endoscope Reprocessing         5,629    16.4     3,861   11.7      9,410    15.0     7,025   13.0
Filtration and Separation      3,858    11.2     4,084   12.4      7,195    11.5     6,378   11.8
Scientific                     2,356     6.8     2,060    6.3      4,345     6.9     3,773    7.0
Product Service                2,453     7.1     2,166    6.6      4,318     6.9     3,999    7.4
                            --------   -----  --------  -----   --------   -----  --------  -----
                            $ 34,427   100.0  $ 32,900  100.0   $ 62,800   100.0  $ 54,065  100.0
                            ========   =====  ========  =====   ========   =====  ========  =====

     Net sales increased by $1,527,000, or 4.6%, to $34,427,000 for the three months ended January 31, 2003, from $32,900,000 for the three months ended January 31, 2002.

     Net sales increased by $8,735,000, or 16.2%, to $62,800,000 for the six months ended January 31, 2003, from $54,065,000 for the six months ended January 31, 2002. Net sales contributed by Minntech (excluding the MediVators business) for the six months ended January 31, 2003 and 2002 were $38,810,000 and $32,425,000, respectively; without the Minntech acquisition, net sales of the Company's pre-existing businesses would have increased by $2,350,000, or 10.9%, to $23,990,000 for the six months ended January 31, 2003, from $21,640,000 for the six months ended January 31, 2002.

     The increase in sales for the three and six months ended January 31, 2003 was principally attributable to the Company's pre-existing businesses and included an increase in sales of endoscope reprocessing products and scientific products, partially offset by a decrease in sales of endoscopy and surgical products. The increase in sales of endoscope reprocessing products was primarily due to an increase in demand in the United States. The increase in sales of scientific products was primarily due to an increase in demand for industrial products. Endoscopy and surgical products continue to be adversely impacted by healthcare funding issues in Canada as well as intensified competition. Healthcare funding in Canada is dependent upon governmental appropriations. Although Canada recently adopted a budget that provides for a significant increase in funding for diagnostic healthcare products, the Company cannot ascertain what impact the funding situation or the new budget will have on future sales of Carsen.

     Gross profit decreased by $97,000, or 0.8%, to $12,544,000 for the three months ended January 31, 2003, from $12,641,000 for the three months ended January 31, 2002.

     Gross profit increased by $2,674,000, or 13.0%, to $23,314,000 for the six months ended January 31, 2003, from $20,640,000 for the six months ended January 31, 2002. Gross profit contributed by Minntech (excluding the MediVators business) for the six months ended January 31, 2003 and 2002 was $15,414,000 and $12,830,000, respectively. Without the Minntech acquisition, gross profit of the Company's pre-existing businesses would have increased by $90,000, or 1.2%, to $7,900,000 for the six months ended January 31, 2003, from $7,810,000 for the six months ended January 31, 2002.

     Gross profit as a percentage of sales for the three months ended January 31, 2003 and 2002 was 36.4% and 38.4%, respectively. During the three months ended January 31, 2003, gross profit of the Company's pre-existing businesses was adversely impacted by $905,000 in charges for warranty and slow moving inventory related to the Company's endoscope reprocessing products. The warranty charges were due to failures in certain parts associated with endoscope reprocessing equipment, which failures have since been remedied by the Company. Such charges reduced gross profit percentage by 2.7% for the three months ended January 31, 2003.

     Gross profit as a percentage of sales for the six months ended January 31, 2003 and 2002 was 37.1% and 38.2%, respectively. During the six months ended January 31, 2003, gross profit of the Company's pre-existing businesses was adversely impacted by $1,002,000 in charges for warranty and slow moving inventory related to the Company's endoscope reprocessing products. Such charges reduced gross profit percentage by 1.6% for the six months ended January 31, 2003. Minntech's gross profit as a percentage of sales was 39.7% and 39.6% for the six months ended January 31, 2003 and 2002, respectively. Without the impact of the Minntech acquisition, gross profit as a percentage of sales for the six months ended January 31, 2003 and 2002 would have been 32.9% and 36.1%, respectively.

     The lower gross profit percentage from the Company's pre-existing businesses for the three and six months ended January 31, 2003, as compared with the three and six months ended January 31, 2002, was primarily attributable to the charges for warranty and slow moving inventory related to the Company's endoscope reprocessing products; an increase in fixed costs and sales mix associated with Carsen's product service business; sales mix as well as an increase in the manufacturing cost structure associated with endoscope reprocessing; and non-recurring unabsorbed manufacturing overhead associated with MediVators' relocation into Minntech's facilities. Additionally, for the three months ended January 31, 2003, the lower gross profit percentage for the Company was also attributable to sales mix associated with dialysis.

     Selling expenses as a percentage of net sales were 12.7% and 13.1% for the three and six months ended January 31, 2003, compared with 11.5% and 11.8% for the three and six months ended January 31, 2002. For the three and six months ended January 31, 2003, the increase in selling expenses as a percentage of net sales was primarily attributable to an increase in personnel and expanded marketing efforts at Minntech to support worldwide sales. For the six months ended January 31, 2003, the increase in selling expenses as a percentage of net sales was also attributable to the inclusion of the higher selling cost structure related to the Minntech operations for the entire six months ended January 31, 2003, as compared to a partial period (since the date of the acquisition) for the six months ended January 31, 2002.

     General and administrative expenses decreased by $955,000 to $2,871,000 for the three months ended January 31, 2003, from $3,826,000 for the three months ended January 31, 2002. For the six months ended January 31, 2003, general and administrative expenses decreased by $556,000 to $6,297,000, from $6,853,000 for the six months ended January 31, 2002. For the three and six months ended January 31, 2003, as compared with the three and six months ended January 31, 2002, the decreases in general and administrative expenses are principally due to a $542,000 sales tax settlement paid to the Company; a decrease in bad debt expense; and a reduction in incentive compensation. Partially offsetting these decreases were the inclusion of the Minntech operations for the entire six months ended January 31, 2003, as compared to a partial period (since the date of the acquisition) for the six months ended January 31, 2002; an increase in the cost of commercial insurance; and foreign exchange losses associated with translating certain foreign denominated assets into functional currencies.

     Research and development expenses (which include continuing engineering costs) increased by $199,000 to $1,141,000 for the three months ended January 31, 2003, from $942,000 for the three months ended January 31, 2002. For the six months ended January 31, 2003, research and development expenses increased by $604,000 to $2,270,000, from $1,666,000 for the six months ended January 31, 2002. For the three and six months ended January 31, 2003, the increase in research and development expenses was related to expanded activities in Minntech's (including MediVators) dialysis, filtration and separation, and endoscope reprocessing areas. For the six months ended January 31, 2003, the increase in research and development expenses was also attributable to the inclusion of the Minntech operations for the entire six months ended January 31, 2003, as compared to a partial period (since the date of the acquisition) for the six months ended January 31, 2002.

     Interest expense was $369,000 for the three months ended January 31, 2003, compared with $749,000 for the three months ended January 31, 2002. For the six months ended January 31, 2003 interest expense was $803,000, compared with $1,131,000 for the six months ended January 31, 2002. These decreases in interest expense were attributable to lower average outstanding borrowings and lower interest rates during the three and six months ended January 31, 2003. Additionally, during the six months ended January 31, 2002 there was a one-time write-off of fees in connection with the prior credit facility. Partially offsetting these decreases were outstanding borrowings under the Company's credit facilities for the entire six months ended January 31, 2003, as compared to a partial period (since the date of the acquisition) for the six months ended January 31, 2002.

     Income before income taxes increased by $1,099,000 to $5,728,000 for the six months ended January 31, 2003, from $4,629,000 for the six months ended January 31, 2002.

     The consolidated effective tax rate on operations was 36.3% and 38.2% for the six months ended January 31, 2003 and 2002, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to the Federal net operating loss carryforwards ("NOLs") accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, the Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs.

     The Company's results of operations for the six months ended January 31, 2003 and 2002 also reflect income tax expense for its international subsidiaries at their respective statutory rates. Such international subsidiaries include the Company's subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during the six months ended January 31, 2003 of approximately 37.5%, 22.8% and 45.0%, respectively. The lower overall effective tax rate for the six months ended January 31, 2003, as compared to the six months ended January 31, 2002, is principally due to the geographic mix of pretax income, as well as a reduction in the Canadian statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2003, the Company's working capital was $41,041,000, compared with $37,824,000 at July 31, 2002. This increase in working capital primarily reflects an increase in accounts receivable and decreases in compensation payable and income taxes payable.

     Net cash provided by operating activities was $3,101,000 and $2,112,000 for the six months ended January 31, 2003 and 2002, respectively. For the six months ended January 31, 2003, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and a decrease in inventories, partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses and income taxes payable. For the six months ended January 31, 2002, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and accrued expenses and income taxes payable.

     Net cash used in investing activities was $563,000 and $30,789,000 for the six months ended January 31, 2003 and 2002, respectively. For the six months ended January 31, 2003, the net cash used in investing activities was primarily due to capital expenditures. For the six months ended January 31, 2002, the net cash used in investing activities was primarily for the acquisition of Minntech.

     Net cash used in financing activities was $2,994,000 for the six months ended January 31, 2003, compared with net cash provided by financing activities of $32,267,000 for the six months ended January 31,

2002. For the six months ended January 31, 2003, the net cash used in financing activities was primarily attributable to repayments under the Company's credit facilities. For the six months ended January 31, 2002, the net cash provided by financing activities was primarily attributable to borrowings under the Company's credit facilities related to the Minntech acquisition, net of related debt issuance costs.

     In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (the "U.S. Borrowers") and
(iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") available for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expires on September 7, 2006.

     Borrowings under the Credit Facilities bear interest at rates ranging from ..75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. lenders and the Canadian lender were 4.25% and 4.75%, respectively, at March 5, 2003, and the LIBOR rates on outstanding borrowings ranged from 1.34% to 1.43% at March 5, 2003. The margins applicable to the Company's outstanding borrowings at March 5, 2003 are 1.25% above the lender's base rate and 2.50% above LIBOR. In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

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

     On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At January 31, 2003, the Company had $25,250,000 outstanding under its Credit Facilities, including $22,250,000 under the Term Loan Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

     Aggregate annual required maturities of the Credit Facilities over the next five years and thereafter are as follows:

          Six month period ending July 31, 2003    $  1,500,000
          Fiscal 2004                                 4,500,000
          Fiscal 2005                                 6,500,000
          Fiscal 2006                                 7,750,000
          Fiscal 2007                                 5,000,000
          Thereafter                                          -
                                                   ------------
          Total                                    $ 25,250,000
                                                   ============

     The amount maturing in fiscal 2007 includes all of the amounts outstanding under the revolving credit facilities ($3,000,000 at January 31, 2003) as such amounts are required to be repaid prior to the expiration date of such facilities.

     Aggregate future minimum commitments at January 31, 2003 under operating leases for property and equipment are as follows:

          Six month period ending July 31, 2003     $   601,000
          Fiscal 2004                                 1,061,000
          Fiscal 2005                                   625,000
          Fiscal 2006                                   130,000
          Fiscal 2007                                    22,000
          Thereafter                                          -
                                                    -----------
          Total rental commitments                  $ 2,439,000
                                                    ===========

     The majority of Carsen's sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to a distribution agreement (the "Olympus Agreement") with Olympus America Inc. ("Olympus"), and the majority of Carsen's sales of scientific products related to industrial technology equipment have been made pursuant to a distribution agreement with Olympus Industrial America Inc. (the "Olympus Industrial Agreement"), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada. Both agreements expire on March 31, 2004. In addition, MediVators has a distribution agreement with Olympus (the "MediVators Agreement") expiring on August 1, 2003 that grants Olympus the exclusive right to distribute the majority of the Company's endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico. Carsen is subject to minimum purchase requirements under the Olympus Agreement, and Olympus is subject to minimum purchase projections under the MediVators Agreement. If Carsen fulfills its obligations under the Olympus Agreement, the parties will establish new minimum purchase requirements and extend the Olympus Agreement through March 31, 2006. The Company is currently negotiating the renewal of the MediVators Agreement. In the event that the MediVators Agreement is not renewed, the Company would have to locate a new distributor or establish its own distribution system in the United States and Puerto Rico for the Company's endoscope reprocessing products and related accessories and supplies.

     The Company has determined that it will repatriate minimal amounts of existing and future accumulated profits from its international locations until existing domestic NOLs are exhausted, which the Company estimates to be no earlier than fiscal 2005. Notwithstanding this strategy, the Company believes that its current cash position, anticipated cash flows from operations, (including its U.S. operations) and the funds available under its revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future based upon its existing operations, including the payment of remaining liabilities from the Minntech acquisition. At March 5, 2003, approximately $13,315,000 was available under the revolving credit facilities.

     During the three and six months ended January 31, 2003, compared with the three and six months ended January 31, 2002, the average value of the Canadian dollar increased by approximately 1.6% and .5%, respectively, relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

     Under the Canadian Revolving Credit Facility, Carsen has a $20,000,000 (United States dollars) foreign currency hedging facility which is available to hedge against the impact of such currency fluctuations on purchases of inventories. Total commitments for foreign currency forward contracts under this facility amounted to $12,790,000 (United States dollars) at March 5, 2003 and cover a portion of the Canadian subsidiary's projected purchases of inventories through November 2003. The weighted average exchange rate of the forward contracts open at March 5, 2003 was $1.5501 Canadian dollar per United States dollar, or $.6451 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on March 5, 2003 was $1.4789 Canadian dollar per United States dollar, or $.6762 United States dollar per Canadian dollar.

     During the three and six months ended January 31, 2003, the value of the euro increased by approximately 15.7% and 11.9%, respectively, relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. During the three and six months ended January 31, 2003, such strengthening of the euro relative to the United States dollar had an adverse impact upon the Company's results of operations. Such currency fluctuations also result in a change in the United States dollar value of the Company's assets that are denominated in euros.

     In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward. There was one foreign currency forward contract amounting to EURO 7,500,000 at March 5, 2003 which covers certain assets and liabilities of Minntech's Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expires on March 31, 2003. Under its Credit Facilities, such contracts to purchase euros may not exceed $12,000,0000 in an aggregate notional amount at any time.

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

     For purposes of translating the balance sheet, at January 31, 2003 compared to July 31, 2002, the value of the Canadian dollar and the value of the euro increased by approximately 4.0% and 10.8%, respectively, compared to the value of the United States dollar, thereby causing a decrease in the accumulated foreign currency translation loss during such period. The total of these currency movements was an overall decrease in the accumulated foreign currency translation loss during the six months ended January 31, 2003 of $1,956,000, thereby increasing stockholders' equity.

     Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2003 did not have a significant impact upon either the Company's results of operations or the translation of the balance sheet, primarily due to the fact that the Company's Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

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

     REVENUE RECOGNITION

     Revenue on product sales is recognized as products are shipped to customers or when title passes, net of provisions for sales allowances and similar items. If installation is required on products shipped, then revenue is not recognized until completion of the installation. Domestic sales of endoscope reprocessing equipment are recognized on a bill and hold basis based upon the receipt of a written purchase order, the completion date specified in the order, the actual completion of the manufacturing process and the invoicing of goods. Revenue on service sales is recognized when repairs are completed and the products are shipped to customers.

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

     WARRANTIES

     The Company records provisions for potential warranty claims based on management's assessment of prior warranty cost experience and current market information. Estimates of warranty costs are recorded at the time revenue is recognized. However, actual costs could be higher or lower than amounts originally estimated due to the fact that the dollar amounts and number of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES
          ABOUT MARKET RISK.

     Foreign currency market risk: A portion of the Company's products are imported from the Far East and Western Europe, the Company's United States subsidiary sells a portion of its products outside of the United States, and Minntech's Netherlands subsidiary sells a portion of its products outside of the European Union. Consequently, the Company's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States, Canada and the Netherlands.

    Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in
Note 2 to the Consolidated Financial Statements included within the Company's 2002 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had a positive impact for the three and six months ended January 31, 2003, compared with the three and six months ended January 31, 2002, upon the Company's results of operations, and had a positive impact upon stockholders' equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

     In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. Total commitments for such foreign currency forward contracts amounted to $11,750,000 (United States dollars) at January 31, 2003 and cover a portion of Carsen's projected purchases of inventories through August 2003.

     Changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in
Note 2 to the Consolidated Financial Statements included within the Company's 2002 Form 10-K. Fluctuations in the rates of currency exchange between the European Union and the United States had an adverse impact for the three and six months ended January 31, 2003, compared with the three and six months ended January 31, 2002, upon the Company's results of operations, and had a positive impact upon stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward. There was one such foreign currency forward contract amounting to EURO 6,100,000 at January 31, 2003 which covers certain assets and liabilities of Minntech's Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expired on February 28, 2003. Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

     The functional currency of Minntech's Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2003 did not have a significant impact upon either the Company's results of operations or the translation of the balance sheet, primarily due to the fact that the Company's Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

     Interest rate market risk: The Company has two credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada. During the three and six months ended January 31, 2003 and 2002, all of the Company's outstanding borrowings were under its United States credit facilities. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. At January 31, 2003, the fair value of such interest rate cap is $4,000.

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

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On December 19, 2002, the Company held its Annual Meeting of Stockholders for the fiscal year ended July 31, 2002 to re-elect
James P. Reilly, Robert L. Barbanell, Joseph M. Cohen and Fred L. Shapiro as directors of the Company, to hold office until the Annual Meeting of Stockholders to be held after the fiscal year ending July 31, 2005. 8,469,360 votes were cast for and 256,012 votes were against in the election of Messrs. Barbanell, Cohen and Shapiro, and 8,469,357 votes were cast for and 256,015 votes were against in the election of Mr. Reilly.

          Stockholders also approved an amendment to the Company's 1997 Employee Stock Option Plan to increase the number of shares reserved for issuance and available for grant thereunder from 1,500,000 to 2,000,000. 4,292,324 votes were cast for, 1,543,785 votes were against, and 33,214 votes abstained in the approval of the amendment to the Company's 1997 Employee Stock Option Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

          99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended January 31, 2003.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CANTEL MEDICAL CORP.

Date:  March 5, 2003


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

Date:  March 5, 2003

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

Date:  March 5, 2003

By: /s/ Craig A. Sheldon
    -------------------------------
Craig A. Sheldon, Senior Vice President and
Chief Financial Officer (Principal Financial and
Accounting Officer)