Form 10-Q
period 2003-04-30
CANTEL MEDICAL CORP
filed 2003-06-16
CIK 19446

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


        / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended April 30, 2003.

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

Number of shares of Common Stock outstanding as of June 3, 2003: 9,284,036.

                         PART I - FINANCIAL INFORMATION
                              CANTEL MEDICAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollar Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                                        April 30,     July 31,
ASSETS                                                    2003          2002
                                                       -----------   ----------
Current assets:
  Cash and cash equivalents                             $ 14,943       $12,565
  Accounts receivable, net                                22,623        23,054
  Inventories:
    Raw materials                                          5,853         6,661
    Work-in-process                                        2,455         1,581
    Finished goods                                        11,172         9,089
                                                        ---------     ---------
      Total inventories                                   19,480        17,331
                                                        ---------     ---------
  Deferred income taxes                                    3,732         3,670
  Prepaid expenses and other current assets                1,131         1,518
                                                        ---------     ---------
Total current assets                                      61,909        58,138
Property and equipment, net                               22,053        22,984
Intangible assets, net                                     7,224         7,788
Goodwill                                                  16,395        16,376
Other assets                                               2,504         2,528
                                                        ---------     ---------
                                                        $110,085      $107,814
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                     $  4,000       $ 2,750
  Accounts payable                                         7,123         6,288
  Compensation payable                                     1,767         2,722
  Other accrued expenses                                   5,650         6,347
  Income taxes payable                                       778         2,207
                                                        ---------     ---------
Total current liabilities                                 19,318        20,314

Long-term debt                                            19,000        25,750
Deferred income taxes                                      3,089         2,058
Other long-term liabilities                                1,676         1,781

Stockholders' equity:
  Preferred Stock, par value $1.00 per share;
    authorized 1,000,000 shares; none issued                   -             -
  Common Stock, $.10 par value; authorized 20,000,000
    shares; April 30 - 9,552,497 shares issued and
    9,281,412 shares outstanding; July 31 - 9,491,118
    shares issued and 9,221,003 shares outstanding           955           949
  Additional capital                                      49,045        48,740
  Retained earnings                                       17,501        11,629
  Accumulated other comprehensive income (loss)              705        (2,215)
  Treasury Stock, at cost; April 30 - 271,085 shares;
    July 31 - 270,115 shares                              (1,204)       (1,192)
                                                        ---------     ---------
Total stockholders' equity                                67,002        57,911
                                                        ---------     ---------
                                                        $110,085      $107,814
                                                        =========     =========

See accompanying notes.

                              CANTEL MEDICAL CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                         April 30,              April 30,
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------
Net sales:
  Product sales                    $30,394     $30,946     $88,876     $81,012
  Product service                    2,454       2,250       6,772       6,249
                                   --------    --------    --------    --------
Total net sales                     32,848      33,196      95,648      87,261
                                   --------    --------    --------    --------

Cost of sales:
  Product sales                     19,000      18,593      55,752      49,524
  Product service                    1,454       1,453       4,188       3,947
                                   --------    --------    --------    --------
Total cost of sales                 20,454      20,046      59,940      53,471
                                   --------    --------    --------    --------

Gross profit                        12,394      13,150      35,708      33,790

Operating expenses:
  Selling                            4,392       3,991      12,648      10,395
  General and administrative         3,259       3,856       9,556      10,709
  Research and development             914       1,073       3,184       2,739
                                   --------    --------    --------    --------
Total operating expenses             8,565       8,920      25,388      23,843
                                   --------    --------    --------    --------

Income before interest expense,
  other income and income taxes      3,829       4,230      10,320       9,947

Interest expense                       313         586       1,116       1,717
Other income                           (15)        (26)        (55)        (69)
                                   --------    --------    --------    --------

Income before income taxes           3,531       3,670       9,259       8,299

Income taxes                         1,308       1,356       3,387       3,122
                                   --------    --------    --------    --------

Net income                         $ 2,223     $ 2,314     $ 5,872     $ 5,177
                                   ========    ========    ========    ========

Earnings per common share:
  Basic                            $  0.24     $  0.25     $  0.63     $  0.59
                                   ========    ========    ========    ========

  Diluted                          $  0.23     $  0.23     $  0.60     $  0.54
                                   ========    ========    ========    ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                              April 30,
                                                         2003          2002
                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $5,872        $5,177
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization                        2,720         2,563
    Amortization of debt issuance costs                    339           376
    Deferred income taxes                                  972           111
    Changes in assets and liabilities:
       Accounts receivable                               1,487            29
       Inventories                                      (1,215)          977
       Prepaid expenses and other current assets           (85)           19
       Accounts payable and accrued expenses            (1,304)       (3,805)
       Income taxes payable                             (1,484)       (1,347)
                                                       --------      --------
Net cash provided by operating activities                7,302         4,100
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (813)       (1,077)
Acquisition of Minntech, net of cash acquired                -       (28,846)
Acquisition of Technimed                                     -          (279)
Cash used in discontinued operations                       (19)          (39)
Other, net                                                (157)          183
                                                       --------      --------
Net cash used in investing activities                     (989)      (30,058)
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings for Minntech acquisition, net of debt
  issuance costs                                             -        34,070
Repayments under term loan facility                     (2,000)       (1,000)
Net repayments under revolving credit facilities        (3,500)       (3,475)
Proceeds from exercises of stock options                   299           306
                                                       --------      --------
Net cash (used in) provided by financing activities     (5,201)       29,901
                                                       --------      --------

Effect of exchange rate changes on cash and
  cash equivalents                                       1,266           (84)
                                                       --------      --------

Increase in cash and cash equivalents                    2,378         3,859
Cash and cash equivalents at beginning of period        12,565         5,050
                                                       --------      --------
Cash and cash equivalents at end of period             $14,943       $ 8,909
                                                       ========      ========

See accompanying notes.

                              CANTEL MEDICAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

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

         Cantel had two wholly-owned operating subsidiaries at April 30, 2003. Minntech Corporation ("Minntech" or "United States subsidiary"), which was acquired in September 2001, designs, develops, manufactures, markets, distributes and services disinfection/sterilization reprocessing systems, sterilants and other supplies for renal dialysis, filtration and separation and other products for medical and non-medical applications and endoscope reprocessing products. The Company's MediVators, Inc. ("MediVators") subsidiary, which accounted for the majority of the endoscope reprocessing business, was combined with Minntech's existing facilities in September 2002 and was legally merged into Minntech in November 2002. Carsen Group Inc. ("Carsen" or "Canadian subsidiary") is engaged in the marketing, distribution and service of endoscopy and surgical, endoscope reprocessing and scientific products in Canada.

         In May 2002, the Company issued 3,143,000 additional shares in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on May 14, 2002 to stockholders of record on May 7, 2002. The effect of the stock split has been recognized in the stockholders' equity accounts in the Condensed Consolidated Balance Sheets, and all share data in the Condensed Consolidated Statements of Income, Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain items in the April 30, 2002 financial statements have been reclassified from statements previously presented to conform to the presentation of the April 30, 2003 financial statements. These reclassifications relate to the operating segment classifications of certain sales and related cost of sales.

NOTE 2.  ACQUISITIONS
         ------------

         On September 7, 2001, the Company completed its acquisition of Minntech, a public company based in Plymouth, Minnesota, in a merger transaction.

         Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and a fraction of a share of Cantel common stock having a value of $4.25. With respect to the stock portion of the consideration, Cantel issued approximately 2,201,000 shares of common stock in the merger. The total consideration for the transaction, including transaction costs, was approximately $78,061,000 (as adjusted for fractional shares, and included cash of $41,396,000, shares of Cantel common stock with a fair market value, based upon the closing price of Cantel common stock on the date of the acquisition, of $28,144,000, Cantel's existing investment in Minntech of $725,000 and final transaction costs, including severance obligations, of approximately $7,796,000). The transaction was accounted for as a purchase and in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "BUSINESS COMBINATIONS" ("SFAS 141"). Minntech is reflected in the Company's results of operations for the three and nine months ended April 30, 2003, the three months ended April 30, 2002, and the portion of the nine months ended April 30, 2002 subsequent to its acquisition on September 7, 2001.

         In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities, as discussed in note 8 to the condensed consolidated financial statements.

         Certain of the assumed liabilities are subjective in nature. These liabilities have been reflected based upon the most recent information available at the time of the acquisition, and principally include certain state sales and use tax and state income tax exposures and income tax liabilities related to the Company's foreign subsidiaries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts presently recorded. During the three months ended January 31, 2003 and April 30, 2003, the Company recorded favorable state sales tax settlements in the amounts of $542,000 and $177,000, respectively; such amounts have been reflected as a reduction of general and administrative expenses in the accompanying Condensed Consolidated Statements of Income and have been included in the dialysis operating segment.

         Selected unaudited pro forma consolidated statements of income data assuming that Minntech was included in the Company's results of operations as of the beginning of the nine month period ended April 30, 2002 is as follows:

                                              Nine Months Ended
                                                   April 30,
                                           ------------------------
                                              2003          2002
                                           -----------  -----------
         Net sales                         $95,648,000  $95,086,000
         Net income                          5,872,000    4,746,000
         Earnings per share:
           Basic                                 $0.63        $0.52
           Diluted                               $0.60        $0.48
         Weighted average common shares:
           Basic                             9,260,000    9,080,000
           Diluted                           9,834,000    9,884,000

         This pro forma information is provided for illustrative purposes only and does not necessarily indicate what the operating results of the combined company might have been had the merger actually occurred at the beginning of the nine month period ended April 30, 2002, nor does it necessarily indicate what the combined company's future operating results will be. This information also does not reflect any cost savings from operating efficiencies or other improvements achieved by combining the companies.

         On November 1, 2001, the Company's Canadian subsidiary acquired substantially all of the assets, business and properties of Technimed Instruments Inc. and Technimed International Inc. (collectively "Technimed") for approximately $405,000, which included cash of approximately $241,000 and a note payable in three equal annual installments with a present value of approximately $164,000. This transaction was accounted for as a purchase and in accordance with the provisions of SFAS 141. The results of Technimed had an insignificant impact upon the Company's results of operations for the three and nine months ended April 30, 2003 and 2002.

         Technimed was a private company based in Montreal, Canada servicing medical equipment, including rigid endoscopes and hand-held surgical instrumentation.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a significant impact on the Company's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a significant impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Financial Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company adopted FIN 46 on February 1, 2003. The adoption on FIN 46 had no impact on the Company's operating results or financial position as the Company does not have any variable interest entities.

         In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 had no significant impact on the Company's financial position or results of operations. Disclosure requirements of FIN 45 are included in notes 7 and 8 to the condensed consolidated financial statements.

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

NOTE 4.  COMPREHENSIVE INCOME
         --------------------

         The Company's comprehensive income for the three and nine months ended April 30, 2003 and 2002 is set forth in the following table:

                                         Three Months Ended           Nine Months Ended
                                              April 30,                   April 30,
                                      -------------------------    -------------------------
                                         2003          2002           2003          2002
                                      -----------   -----------    -----------   -----------
  Net income                          $2,223,000    $2,314,000     $5,872,000    $5,177,000
  Other comprehensive income (loss):
    Unrealized loss on
      currency hedging                  (232,000)     (138,000)      (498,000)     (245,000)
    Unrealized gain (loss) on
      interest rate cap                   17,000       (26,000)        10,000       (70,000)
    Foreign currency translation       1,452,000       591,000      3,408,000      (241,000)
                                      -----------   -----------    -----------   -----------
  Comprehensive income                $3,460,000    $2,741,000     $8,792,000    $4,621,000
                                      ===========   ===========    ===========   ===========

NOTE 5.  FINANCIAL INSTRUMENTS
         ---------------------

         The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, as amended. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings.

         The Company's Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $11,206,000 (United States dollars) at April 30, 2003 and cover a portion of Carsen's projected purchases of inventories through December 2003.

         In addition, changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to Euro 7,303,000 at April 30, 2003 which covers certain assets and liabilities of Minntech's Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expired on June 3, 2003. Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

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

         The Company entered into new credit facilities in September 2001, as more fully described in note 8 to the condensed consolidated financial statements, for which the interest rate on outstanding borrowings is variable. In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 which caps the London Interbank Offered Rate ("LIBOR") at 4.50% on $12,500,000 of the Company's borrowings. This interest rate cap agreement has been designated as a cash flow hedge instrument. The cost of the interest rate cap, which is included in other assets, was $246,500 and is being amortized to interest expense over the three-year life of the agreement. The difference between its unamortized cost and its fair value at April 30, 2003 is recorded as an unrealized loss and is included in accumulated other comprehensive loss.

NOTE 6.  INTANGIBLES AND GOODWILL
         ------------------------

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

         At the time of the Minntech acquisition a goodwill benchmark impairment study was performed. On August 1, 2002, such goodwill was reviewed for impairment using the methods prescribed in SFAS 142. Based upon such review, the Company concluded that there was no impairment of the goodwill.

NOTE 7.  WARRANTY
         --------

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

         A summary of activity in the warranty reserves follows:

                                      Three Months Ended           Nine Months Ended
                                           April 30,                   April 30,
                                   ------------------------    ------------------------
                                      2003         2002           2003         2002
                                   -----------  -----------    -----------  -----------
  Beginning balance                $  474,000   $  240,000     $  379,000   $  257,000
  Provisions                          366,000      245,000      1,130,000      441,000
  Charges                            (317,000)    (180,000)      (986,000)    (473,000)
  Foreign currency translation          3,000            -          3,000            -
  Acquisition of Minntech                   -            -              -       80,000
                                   -----------  -----------    -----------  -----------
  Ending balance                   $  526,000   $  305,000     $  526,000   $  305,000
                                   ===========  ===========    ===========  ===========

         The warranty provisions and charges during the three and nine months ended April 30, 2003 and 2002 relate principally to the Company's endoscope reprocessing products.

NOTE 8.  FINANCING ARRANGEMENTS
         ----------------------

         In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (Cantel and Minntech are collectively referred to as the "U.S. Borrowers") and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") available for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expires on September 7, 2006.

         Borrowings under the Credit Facilities bear interest at rates ranging from .75 to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. lenders and the Canadian lender were 4.25% and 5.0%, respectively, at June 3, 2003, and the LIBOR rates on outstanding borrowings ranged from 1.26% to 1.43% at June 3, 2003. The margins applicable to the Company's outstanding borrowings at June 3, 2003 are 1.25% above the lender's base rate and 2.50% above LIBOR. At June 3, 2003, all of the Company's outstanding borrowings were using LIBOR rates. In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

         The Term Loan Facility and the U.S. Revolving Credit Facility provide for available borrowings based upon percentages of the U.S. Borrowers' eligible accounts receivable and inventories; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers (including a pledge of the stock of Minntech owned by Cantel and 65% of the outstanding shares of Carsen stock owned by Cantel); and are guaranteed by Minntech. As of April 30, 2003, the U.S. Borrowers were not in compliance with one of the financial covenants under the Term Loan Facility and the U.S. Revolving Credit Facility related to the Company's consolidated EBITDA during the preceding twelve month period (actual calculation of $17,456,000 compared to a required minimum EBITDA of $18,000,000); however, the U.S. lenders have provided the Company with a waiver of this covenant violation.

         The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the Canadian Borrower's eligible accounts receivable and inventories; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower. As of April 30, 2003, the Canadian Borrower was in compliance with the financial covenants under the Canadian Revolving Credit Facility.

         On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At April 30, 2003, the Company had $23,000,000 outstanding under its Credit Facilities, including $21,500,000 under the Term Loan Facility. Subsequent to April 30, 2003, the Company repaid an additional $500,000 under its Credit Facilities; therefore, at June 3, 2003, the Company had $22,500,000 outstanding under its Credit Facilities including $21,500,000 under the Term Loan Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

         Aggregate annual required maturities of the Credit Facilities over the next five years and thereafter are as follows:

          Three month period ending July 31, 2003  $   750,000
          Fiscal 2004                                4,500,000
          Fiscal 2005                                6,500,000
          Fiscal 2006                                7,750,000
          Fiscal 2007                                3,500,000
                                                   ------------
          Total                                    $23,000,000
                                                   ============

         The amount maturing in fiscal 2007 includes all of the amounts outstanding under the revolving credit facilities ($1,500,000 at April 30, 2003) as such amounts are required to be repaid prior to the expiration date of such facilities.

NOTE 9.  EARNINGS PER COMMON SHARE
         -------------------------

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

         The following table sets forth the computation of basic and diluted earnings per common share:

                                        Three Months Ended           Nine Months Ended
                                             April 30,                   April 30,
                                      ------------------------    ------------------------
                                         2003         2002           2003         2002
                                      -----------  -----------    -----------  -----------
Numerator for basic and diluted
  earnings per common share:
  Net income                          $2,223,000   $2,314,000     $5,872,000   $5,177,000
                                      ===========  ===========    ===========  ===========

Denominator for basic and diluted
  earnings per common share:
  Denominator for basic earnings
    per common share - weighted
    average number of shares
    outstanding                        9,272,225    9,107,817      9,259,975    8,781,028

  Dilutive effect of common stock
    equivalents using the treasury
    stock method and the average
    market price for the period          562,710      855,063        574,295      804,425
                                      -----------  -----------    -----------  -----------

  Denominator for diluted earnings
    per common share - weighted
    average number of shares
    outstanding and common
    stock equivalents                  9,834,935    9,962,880      9,834,270    9,585,453
                                      ===========  ===========    ===========  ===========

Basic earnings per common share            $0.24        $0.25          $0.63        $0.59
                                      ===========  ===========    ===========  ===========

Diluted earnings per common share          $0.23        $0.23          $0.60        $0.54
                                      ===========  ===========    ===========  ===========

NOTE 10. STOCK-BASED COMPENSATION
         ------------------------

         In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE" ("SFAS 148"). SFAS 148 amends the disclosure requirements of SFAS No. 123, "STOCK-BASED COMPENSATION" ("SFAS 123") to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions of SFAS 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

         In accordance with the provisions of SFAS 123, the Company has elected to follow APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and diluted earning per share would have been as follows:

                                           Three Months Ended       Nine Months Ended
                                               April 30,                April 30,
                                        -----------------------  -----------------------
                                           2003        2002         2003        2002
                                        ----------- -----------  ----------- -----------
  Net income:
    As reported                         $2,223,000  $2,314,000   $5,872,000  $5,177,000
    Stock-based employee compen-
      sation expense, net of
      related tax effects                 (298,000)   (401,000)    (888,000) (1,054,000)
                                        ----------- -----------  ----------- -----------
    Pro forma                           $1,925,000  $1,913,000   $4,984,000  $4,123,000
                                        =========== ===========  =========== ===========

  Earnings per common share - Basic:

    As reported                              $0.24       $0.25        $0.63       $0.59
    Pro forma                                $0.21       $0.21        $0.54       $0.47

  Earnings per common share - Diluted:

    As reported                              $0.23       $0.23        $0.60       $0.54
    Pro forma                                $0.20       $0.19        $0.51       $0.43

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and the expected life. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 11. INCOME TAXES
         ------------

         The consolidated effective tax rate on operations was 36.6% and 37.6% for the nine months ended April 30, 2003 and 2002, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to Federal net operating loss carryforwards ("NOLs") accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, the Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs.

         The Company's results of operations for the nine months ended April 30, 2003 and 2002 also reflect income tax expense for its international subsidiaries at their respective statutory rates. Such international subsidiaries include the Company's subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during the nine months ended April 30, 2003 of approximately 37.5%, 23.3% and 45.0%, respectively. The lower overall effective tax rate for the nine months ended April 30, 2003, as compared to the nine months ended April 30, 2002, is principally due to the geographic mix of pretax income, as well as a reduction in the Canadian statutory tax rate.

NOTE 12. OPERATING SEGMENTS
         ------------------

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

Operating segment information is summarized below:

                                         Three Months Ended         Nine Months Ended
                                             April 30,                  April 30,
                                     -------------------------  -------------------------
                                         2003         2002          2003         2002
                                     ------------ ------------  ------------ ------------
Net sales:
 Dialysis                            $14,272,000  $14,777,000   $44,326,000  $39,703,000
 Endoscopy and Surgical                4,392,000    4,516,000    11,870,000   12,480,000
 Endoscope Reprocessing                4,994,000    5,276,000    14,404,000   12,301,000
 Filtration and Separation             3,906,000    4,023,000    11,101,000   10,401,000
 Scientific                            2,830,000    2,354,000     7,175,000    6,127,000
 Product Service                       2,454,000    2,250,000     6,772,000    6,249,000
                                     ------------ ------------  ------------ ------------
Total                                $32,848,000  $33,196,000   $95,648,000  $87,261,000
                                     ============ ============  ============ ============

Operating income:
 Dialysis                            $ 1,584,000  $ 1,758,000   $ 5,346,000  $ 5,167,000
 Endoscopy and Surgical                  667,000      585,000     1,745,000    1,642,000
 Endoscope Reprocessing                  610,000    1,043,000     1,048,000    1,159,000
 Filtration and Separation               904,000    1,054,000     2,281,000    2,695,000
 Scientific                              357,000      108,000       553,000       (1,000)
 Product Service                         412,000      503,000     1,417,000    1,291,000
                                     ------------ ------------  ------------ ------------
                                       4,534,000    5,051,000    12,390,000   11,953,000
                                     ------------ ------------  ------------ ------------
General corporate expenses               705,000      821,000     2,070,000    2,006,000
Interest expense and other income        298,000      560,000     1,061,000    1,648,000
                                     ------------ ------------  ------------ ------------
Income before income taxes           $ 3,531,000  $ 3,670,000   $ 9,259,000  $ 8,299,000
                                     ============ ============  ============ ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

         The results of operations reflect the results of Cantel and its wholly-owned subsidiaries.

         Reference is made to (i) the impact on the Company's results of operations of a stronger Canadian dollar against the United States dollar during the three and nine months ended April 30, 2003, compared with the three and nine months ended April 30, 2002 (increase in value of approximately 7.8% and 2.9% for the three and nine months ended April 30, 2003, respectively, as compared to the three and nine months ended April 30, 2002, based upon average exchange rates), (ii) the impact on the Company's results of operations of a stronger euro against the United States dollar during the three and nine months ended April 30, 2003, compared with the three and nine months ended April 30, 2002 (increase in value of approximately 23.3% and 15.7% for the three and nine months ended April 30, 2003, respectively, as compared to the three and nine months ended April 30, 2002, based upon average exchange rates), (iii) critical accounting policies of the Company, as more fully described elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, (iv) 3,143,000 additional shares issued in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid to stockholders in May 2002, as more fully described in note 1 to the Condensed Consolidated Financial Statements, (v) the Company's acquisition of Minntech in September 2001, as more fully described in notes 2 and 8 to the condensed consolidated financial statements, and (vi) the merger of the Company's MediVators, Inc. subsidiary into Minntech in November 2002, which subsidiary accounted for the majority of the Company's endoscope reprocessing business.

         Minntech is reflected in the Company's results of operations for the three and nine months ended April 30, 2003, the three months ended April 30, 2002, and the portion of the nine months ended April 30, 2002 subsequent to its acquisition on September 7, 2001. The acquisition of Minntech has added two new operating segments to the Company, dialysis products and filtration and separation products. Additionally, Minntech also contributes to the Company's product service operating segment. Discussion herein of the Company's pre-existing businesses refers to the operations of Cantel, Carsen and MediVators, but excluding the impact of the Minntech acquisition. The ensuing discussion should also be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (the "2002 Form 10-K").

         The following table presents net sales and the percentage to the total net sales for each operating segment of the Company:

                                   Three Months Ended                Nine Months Ended
                                        April 30,                        April 30,
                            --------------------------------  --------------------------------
                                  2003             2002             2003            2002
                            ---------------- ---------------  ---------------- ---------------
                              (Dollar amounts in thousands)      (Dollar amounts in thousands)
                                $       %       $       %        $        %       $        %
                            --------  ------ -------- ------  --------  ------ -------- ------
Dialysis                    $14,272    43.4  $14,777   44.5   $44,326    46.3  $39,703   45.5
Endoscopy and Surgical        4,392    13.4    4,516   13.6    11,870    12.4   12,480   14.3
Endoscope Reprocessing        4,994    15.2    5,276   15.9    14,404    15.1   12,301   14.1
Filtration and Separation     3,906    11.9    4,023   12.1    11,101    11.6   10,401   11.9
Scientific                    2,830     8.6    2,354    7.1     7,175     7.5    6,127    7.0
Product Service               2,454     7.5    2,250    6.8     6,772     7.1    6,249    7.2
                            --------  ------ -------- ------  --------  ------ -------- ------
                            $32,848   100.0  $33,196  100.0   $95,648   100.0  $87,261  100.0
                            ========  ====== ======== ======  ========  ====== ======== ======

         Net sales decreased by $348,000, or 1.0%, to $32,848,000 for the three months ended April 30, 2003, from $33,196,000 for the three months ended April 30, 2002. The decrease in net sales was principally attributable to a decrease in sales of dialysis products, endoscopy and surgical products and endoscope reprocessing products, partially offset by an increase in scientific products. The decrease in sales of dialysis products was primarily due to a decrease in demand for the Company's Renatron (dialysis reprocessing equipment) product in the United States and, during the three months ended April 30, 2002, significant sales of Renatrons to a major dialysis chain. The decrease in sales of endoscopy and surgical products was primarily due to the outbreak of severe acute respiratory syndrome ("SARS") in the greater Toronto area which prevented the Company's sales personnel from visiting hospitals. In addition, endoscopy and surgical products continue to be adversely impacted by healthcare funding issues in Canada as well as intensified competition. The decrease in sales of endoscope reprocessing products was primarily due to a decrease in demand for the Company's endoscope disinfection equipment. The increase in sales of scientific products was primarily due to an increase in demand for scientific imaging products.

         Net sales increased by $8,387,000, or 9.6%, to $95,648,000 for the nine months ended April 30, 2003, from $87,261,000 for the nine months ended April 30, 2002. Net sales contributed by Minntech (excluding the MediVators business) for the nine months ended April 30, 2003 and 2002 were $57,493,000 and $52,410,000, respectively. Net sales of the Company's pre-existing businesses increased by $3,304,000, or 9.5%, to $38,155,000 for the nine months ended April 30, 2003, from $34,851,000 for the nine months ended April 30, 2002.

         The increase in sales of the Company's pre-existing businesses for the nine months ended April 30, 2003 was attributable to an increase in sales of endoscope reprocessing products, scientific products and product service, partially offset by a decrease in sales of endoscopy and surgical products. The increase in sales of endoscope reprocessing products was primarily due to an increase in demand in the United States for endoscope disinfection equipment and consumables. The increase in sales of scientific products was primarily due to an increase in demand for scientific imaging and industrial products. The increase in product service was primarily due to increased demand related to the increased field population of the Company's endoscope disinfection equipment in the marketplace. Endoscopy and surgical products continue to be adversely impacted by healthcare funding issues in Canada as well as intensified competition. Healthcare funding in Canada is dependent upon governmental appropriations. Although Canada recently adopted a budget that provides for a significant increase in funding for diagnostic healthcare products, the Company cannot ascertain what impact the funding situation or the new budget will have on future sales of Carsen. Additionally, the sale of endoscopy and surgical products has been adversely impacted by the outbreak of SARS in the greater Toronto area which prevented the Company's sales personnel from visiting hospitals.

         Net sales were positively impacted for the three and nine months ended April 30, 2003, compared with the three and nine months ended April 30, 2002, by approximately $715,000 and $844,000, respectively, due to the translation of Carsen's net sales using a stronger Canadian dollar against the United States dollar. Carsen's net sales are principally included in the endoscopy and surgical, scientific, and product service segments.

         Gross profit decreased by $756,000, or 5.7%, to $12,394,000 for the three months ended April 30, 2003, from $13,150,000 for the three months ended April 30, 2002.

         Gross profit increased by $1,918,000, or 5.7%, to $35,708,000 for the nine months ended April 30, 2003, from $33,790,000 for the nine months ended April 30, 2002. Gross profit contributed by Minntech (excluding the MediVators business) for the nine months ended April 30, 2003 and 2002 was $22,738,000 and $21,215,000, respectively. Gross profit of the Company's pre-existing businesses increased by $395,000, or 3.1%, to $12,970,000 for the nine months ended April 30, 2003, from $12,575,000 for the nine months ended April 30, 2002.

         Gross profit as a percentage of sales for the three months ended April 30, 2003 and 2002 was 37.7% and 39.6%, respectively. For the three months ended April 30, 2003, the lower gross profit percentage for the Company was primarily attributable to sales mix associated with dialysis products; charges for warranty related to the Company's endoscope reprocessing products; and an increase in the cost to manufacture the current models of the Company's endoscope reprocessing equipment.

         Gross profit as a percentage of sales for the nine months ended April 30, 2003 and 2002 was 37.3% and 38.7%, respectively. During the nine months ended April 30, 2003, gross profit of the Company's pre-existing businesses was adversely impacted by $1,359,000 in charges for warranty and slow moving inventory related to the Company's endoscope reprocessing products. Such charges reduced gross profit percentage by 1.4% for the nine months ended April 30, 2003. Minntech's gross profit as a percentage of sales was 39.5% and 40.5% for the nine months ended April 30, 2003 and 2002, respectively. Gross profit as a percentage of sales of the Company's pre-existing businesses for the nine months ended April 30, 2003 and 2002 would have been 34.0% and 36.1%, respectively.

         The lower gross profit percentage from the Company's pre-existing businesses for the nine months ended April 30, 2003, as compared with the nine months ended April 30, 2002, was primarily attributable to the charges for warranty and slow moving inventory related to the Company's endoscope reprocessing products; sales mix as well as an increase in the cost to manufacture the current models of the Company's endoscope reprocessing equipment; and non-recurring unabsorbed manufacturing overhead associated with MediVators' relocation into Minntech's facilities.

         Selling expenses as a percentage of net sales were 13.4% and 13.2% for the three and nine months ended April 30, 2003, compared with 12.0% and 11.9% for the three and nine months ended April 30, 2002. For the three and nine months ended April 30, 2003, the increase in selling expenses as a percentage of net sales was primarily attributable to an increase in personnel and expanded marketing efforts at Minntech to support worldwide sales. For the nine months ended April 30, 2003, the increase in selling expenses as a percentage of net sales was also attributable to the inclusion of the higher selling cost structure related to the Minntech operations for the entire nine months ended April 30, 2003, as compared to a partial period (since the date of the acquisition) for the nine months ended April 30, 2002.

         General and administrative expenses decreased by $597,000 to $3,259,000 for the three months ended April 30, 2003, from $3,856,000 for the three months ended April 30, 2002 principally due to greater efficiencies realized as a result of the Minntech acquisition, including the subsequent relocation of the MediVators operations into Minntech's facilities; favorable adjustments resulting from the settlement of liabilities initially recorded in conjunction with the Minntech acquisition relating to severance and sales tax in the amounts of $155,000 and $177,000, respectively; and a reduction in incentive compensation. Partially offsetting these decreases was a $249,000 pre-acquisition workers' compensation claim that was recently assessed on the Company by the state of Minnesota due to the bankruptcy of Minntech's former insurance carrier.

         For the nine months ended April 30, 2003, general and administrative expenses decreased by $1,153,000 to $9,556,000, from $10,709,000 for the nine months ended April 30, 2002 principally due to $719,000 in favorable sales tax settlements; greater efficiencies realized as a result of the Minntech acquisition, including the subsequent relocation of the MediVators operations into Minntech's facilities; a favorable adjustment in the amount of $155,000 resulting from the settlement of a liability initially recorded in conjunction with the Minntech acquisition relating to severance; a decrease in bad debt expense due to significant charges incurred in the prior period; and a reduction in incentive compensation. Partially offsetting these decreases were the inclusion of the Minntech operations for the entire nine months ended April 30, 2003, as compared to a partial period (since the date of the acquisition) for the nine months ended April 30, 2002; an increase in the cost of commercial insurance; foreign exchange losses associated with translating certain foreign denominated assets into functional currencies; and a $249,000 pre-acquisition workers' compensation claim that was recently assessed on the Company by the state of Minnesota due to the bankruptcy of Minntech's former insurance carrier.

         Research and development expenses (which include continuing engineering costs) decreased by $159,000 to $914,000 for the three months ended April 30, 2003, from $1,073,000 for the three months ended

April 30, 2002. For the nine months ended April 30, 2003, research and development expenses increased by $445,000 to $3,184,000, from $2,739,000 for the nine months ended April 30, 2002. For the nine months ended April 30, 2003, the increase in research and development expenses was related to expanded activities in Minntech's (including MediVators) dialysis, filtration and separation, and endoscope reprocessing areas, as well as the inclusion of the Minntech operations for the entire nine months ended April 30, 2003, as compared to a partial period (since the date of the acquisition) for the nine months ended April 30, 2002.

         Interest expense was $313,000 for the three months ended April 30, 2003, compared with $586,000 for the three months ended April 30, 2002. For the nine months ended April 30, 2003 interest expense was $1,116,000, compared with $1,717,000 for the nine months ended April 30, 2002. These decreases in interest expense were attributable to lower average outstanding borrowings and lower interest rates during the three and nine months ended April 30, 2003. Additionally, during the nine months ended April 30, 2002 there was a write-off of fees in connection with the prior credit facility. Partially offsetting these decreases were outstanding borrowings under the Company's credit facilities for the entire nine months ended April 30, 2003, as compared to a partial period (since the date of the acquisition) for the nine months ended April 30, 2002.

         Income before income taxes increased by $960,000 to $9,259,000 for the nine months ended April 30, 2003, from $8,299,000 for the nine months ended April 30, 2002.

         The consolidated effective tax rate on operations was 36.6% and 37.6% for the nine months ended April 30, 2003 and 2002, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to the Federal net operating loss carryforwards ("NOLs") accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, the Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs.

         The Company's results of operations for the nine months ended April 30, 2003 and 2002 also reflect income tax expense for its international subsidiaries at their respective statutory rates. Such international subsidiaries include the Company's subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during the nine months ended April 30, 2003 of approximately 37.5%, 23.3% and 45.0%, respectively. The lower overall effective tax rate for the nine months ended April 30, 2003, as compared to the nine months ended April 30, 2002, is principally due to the geographic mix of pretax income, as well as a reduction in the Canadian statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At April 30, 2003, the Company's working capital was $42,591,000, compared with $37,824,000 at July 31, 2002. This increase in working capital primarily reflects increases in cash and cash equivalents and inventory, partially offset by an increase in the current portion of long-term debt. Inventory increased primarily due to lower than anticipated sales of endoscopy and surgical products and the translation of Carsen's inventory using a stronger Canadian dollar against the United States dollar.

         Net cash provided by operating activities was $7,302,000 and $4,100,000 for the nine months ended April 30, 2003 and 2002, respectively. For the nine months ended April 30, 2003, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable, partially offset by an increase in inventories and decreases in accounts payable and accrued expenses and income taxes payable. For the nine months ended April 30, 2002, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and decreases in inventories, partially offset by decreases in accounts payable and accrued expenses and income taxes payable.

         Net cash used in investing activities was $989,000 and $30,058,000 for the nine months ended April 30, 2003 and 2002, respectively. For the nine months ended April 30, 2003, the net cash used in investing activities was primarily due to capital expenditures. For the nine months ended April 30, 2002, the net cash used in investing activities was primarily for the acquisition of Minntech.

         Net cash used in financing activities was $5,201,000 for the nine months ended April 30, 2003, compared with net cash provided by financing activities of $29,901,000 for the nine months ended April 30, 2002. For the nine months ended April 30, 2003, the net cash used in financing activities was primarily attributable to repayments under the Company's credit facilities. For the nine months ended April 30, 2002, the net cash provided by financing activities was primarily attributable to borrowings under the Company's credit facilities related to the Minntech acquisition, net of related debt issuance costs.

         In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. The new credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (Cantel and Minntech are collectively referred to as the "U.S. Borrowers") and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") available for Carsen's future working capital requirements. Each of the Term Loan Facility, the U.S. Revolving Credit Facility and the Canadian Revolving Credit Facility (collectively the "Credit Facilities") expires on September 7, 2006.

         Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender's base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The base rates associated with the U.S. lenders and the Canadian lender were 4.25% and 5.0%, respectively, at June 3, 2003, and the LIBOR rates on outstanding borrowings ranged from 1.26% to 1.43% at June 3, 2003. The margins applicable to the Company's outstanding borrowings at June 3, 2003 are 1.25% above the lender's base rate and 2.50% above LIBOR. At June 3, 2003, all of the Company's outstanding borrowings were using LIBOR rates. In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. This interest rate cap agreement has been designated as a cash flow hedge instrument. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

         The Term Loan Facility and the U.S. Revolving Credit Facility provide for available borrowings based upon percentages of the U.S. Borrowers' eligible accounts receivable and inventories; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers (including a pledge of the stock of Minntech owned by Cantel and 65% of the outstanding shares of Carsen stock owned by Cantel); and are guaranteed by Minntech. As of April 30, 2003, the U.S. Borrowers were not in compliance with one of the financial covenants under the Term Loan Facility and the U.S. Revolving Credit Facility related to the Company's consolidated EBITDA during the preceding twelve month period (actual calculation of $17,456,000 compared to a required minimum EBITDA of $18,000,000); however, the U.S. lenders have provided the Company with a waiver of this covenant violation.

         The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the Canadian Borrower's eligible accounts receivable and inventories; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower. As of April 30, 2003, the Canadian Borrower was in compliance with the financial covenants under the Canadian Revolving Credit Facility.

         On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At April 30, 2003, the Company had $23,000,000 outstanding under its Credit Facilities, including $21,500,000 under the Term Loan Facility. Subsequent to April 30, 2003, the Company repaid an additional $500,000 under its Credit Facilities; therefore, at June 3, 2003, the Company had $22,500,000 outstanding under its Credit Facilities including $21,500,000 under the Term Loan Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

         Aggregate annual required maturities of the Credit Facilities over the next five years and thereafter are as follows:

            Three month period ending July 31, 2003  $   750,000
            Fiscal 2004                                4,500,000
            Fiscal 2005                                6,500,000
            Fiscal 2006                                7,750,000
            Fiscal 2007                                3,500,000
                                                     -----------
            Total                                    $23,000,000
                                                     ===========

         The amount maturing in fiscal 2007 includes all of the amounts outstanding under the revolving credit facilities ($1,500,000 at April 30, 2003) as such amounts are required to be repaid prior to the expiration date of such facilities.

         Aggregate future minimum commitments at April 30, 2003 under operating leases for property and equipment are as follows:

            Three month period ending July 31, 2003  $   320,000
            Fiscal 2004                                1,142,000
            Fiscal 2005                                  670,000
            Fiscal 2006                                  142,000
            Fiscal 2007                                   30,000
            Thereafter                                     5,000
                                                     -----------
            Total rental commitments                 $ 2,309,000
                                                     ===========

         The majority of Carsen's sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to a distribution agreement (the "Olympus Agreement") with Olympus America Inc. ("Olympus"), and the majority of Carsen's sales of scientific products related to industrial technology equipment have been made pursuant to a distribution agreement with Olympus Industrial America Inc. (the "Olympus Industrial Agreement"), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada. Both agreements expire on March 31, 2004. In addition, MediVators has a distribution agreement with Olympus (the "MediVators Agreement") expiring on August 1, 2003 that grants Olympus the exclusive right to distribute the majority of the Company's endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico. Carsen is subject to a minimum purchase requirement under the Olympus Agreement of $18.8 million during the contract year ending March 31, 2004, and Olympus is subject to minimum purchase projections under the MediVators Agreement. For the contract year ended March 31, 2003, Carsen satisfied the minimum purchase requirement under the Olympus Agreement. If Carsen fulfills its obligations under the Olympus Agreement, the parties will establish new minimum purchase requirements and extend the Olympus Agreement through March 31, 2006. The Company is currently negotiating the renewal of the MediVators Agreement. In the event that the MediVators Agreement is not renewed, the Company would have to locate a new distributor or establish its own distribution system in the United States and Puerto Rico for the Company's endoscope reprocessing products and related accessories and supplies.

         The Company has determined that it will repatriate minimal amounts of existing and future accumulated profits from its international locations until existing domestic NOLs are exhausted, which the Company estimates to be no earlier than fiscal 2005. Notwithstanding this strategy, the Company believes that its current cash position, anticipated cash flows from operations (including its U.S. operations), and the funds available under its revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future based upon its existing operations. At June 3, 2003, approximately $16,289,000 was available under the revolving credit facilities.

         During the three and nine months ended April 30, 2003, compared with the three and nine months ended April 30, 2002, the average value of the Canadian dollar increased by approximately 7.8% and 2.9%, respectively, relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. During the three and nine months ended April 30, 2003, such strengthening of the Canadian dollar relative to the United States dollar had a positive impact upon the Company's results of operations. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

         Under the Canadian Revolving Credit Facility, Carsen has a $20,000,000 (United States dollars) foreign currency hedging facility which is available to hedge against the impact of such currency fluctuations on purchases of inventories. Total commitments for foreign currency forward contracts under this facility amounted to $10,663,000 (United States dollars) at June 3, 2003 and cover a portion of the Canadian subsidiary's projected purchases of inventories through February 2004. These foreign currency forward contracts have been designated as cash flow hedge instruments. The weighted average exchange rate of the forward contracts open at June 3, 2003 was $1.4958 Canadian dollar per United States dollar, or $.6685 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on June 3, 2003 was $1.3699 Canadian dollar per United States dollar, or $.7300 United States dollar per Canadian dollar.

         During the three and nine months ended April 30, 2003, the value of the euro increased by approximately 23.3% and 15.7%, respectively, relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. During the three and nine months ended April 30, 2003, such strengthening of the euro relative to the United States dollar had an adverse impact upon the Company's results of operations. Such currency fluctuations also result in a change in the United States dollar value of the Company's assets that are denominated in euros.

         In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward. These short-term contracts have been designated as fair value hedge instruments. There was one foreign currency forward contract amounting to Euro 6,486,000 at June 3, 2003 which covers certain assets and liabilities of Minntech's Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expired on June 3, 2003. Under its Credit Facilities, such contracts to purchase euros may not exceed $12,000,0000 in an aggregate notional amount at any time.

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

         For purposes of translating the balance sheet, at April 30, 2003 compared to July 31, 2002, the value of the Canadian dollar and the value of the euro increased by approximately 10.4% and 13.8%, respectively, compared to the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $3,408,000 for the nine months ended April 30, 2003, thereby increasing stockholders' equity.

         Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2003 did not have a significant impact upon either the Company's results of operations or the translation of the balance sheet, primarily due to the fact that the Company's Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

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

         LONG-LIVED ASSETS

         Certain of the Company's identifiable intangible assets, such as current technology and customer base, are amortized on the straight-line method over their estimated useful lives. Additionally, the

Company has recorded goodwill and trademarks and tradenames, all of which have indefinite useful lives and are therefore not amortized. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill is reviewed for impairment at least annually.

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

         Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars, and Carsen's business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included within the Company's 2002 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had a positive impact for the three and nine months ended April 30, 2003, compared with the three and nine months ended April 30, 2002, upon the Company's results of operations, and had a positive impact upon stockholders' equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

         In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $11,206,000 (United States dollars) at April 30, 2003 and cover a portion of Carsen's projected purchases of inventories through December 2003.

         Changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included within the Company's 2002 Form 10-K. Fluctuations in the rates of currency exchange between the European Union and the United States had an adverse impact for the three and nine months ended April 30, 2003, compared with the three and nine months ended April 30, 2002, upon the Company's results of operations, and had a positive impact upon stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to Euro 7,303,000 at April 30, 2003 which covers certain assets and liabilities of Minntech's Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expired on June 3, 2003. Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

     The functional currency of Minntech's Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the

United States dollar during the three and nine months ended April 30, 2003 did not have a significant impact upon either the Company's results of operations or the translation of the balance sheet, primarily due to the fact that the Company's Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

         Interest rate market risk: The Company has two credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada. During the three and nine months ended April 30, 2003 and 2002, all of the Company's outstanding borrowings were under its United States credit facilities. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. This interest rate cap agreement has been designated as a cash flow hedge instrument. At April 30, 2003, the fair value of such interest rate cap is less than $1,000.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no submission of matters to a vote during the three months ended April 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

         99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended April 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CANTEL MEDICAL CORP.

Date:  June 13, 2003

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

Date:  June 13, 2003

By: /s/ James P. Reilly
    -----------------------------------
James P. Reilly, President and Chief
Executive Officer (Principal Executive
Officer)

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

Date:  June 13, 2003

By: /s/ Craig A. Sheldon
    -----------------------------------------
Craig A. Sheldon, Senior Vice President and
Chief Financial Officer (Principal Financial and
Accounting Officer)