Form 10-K
period 2003-07-31
CANTEL MEDICAL CORP
filed 2003-10-29
CIK 19446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

           / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2003

                                       or

        /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 001-31337

                              CANTEL MEDICAL CORP.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               22-1760285
   -----------------------------------             ---------------------
   (State or other jurisdiction of                  (I.R.S. employer
    incorporation or orga
nization)                   identification no.)

        150 Clove Road, Little Falls,  New Jersey               07424
   -----------------------------------------------------------------------
     (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:(973) 890-7220

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
Title of each class                       on which registered
----------------------------              -------------------------
Common Stock, $.10 par value              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based on shares held and the closing price quoted by the New York Stock Exchange on October 2, 2003): $86,152,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the close of business on October 2, 2003: 9,313,118

Documents incorporated by reference: Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2003 Annual Meeting of Stockholders of Registrant.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward looking statements that involve a number of risks and uncertainties including, without limitation, acceptance and demand of new products, the impact of competitive products and pricing, the Company's ability to successfully integrate and operate acquired and merged businesses and the risks associated with such businesses, and the risks detailed in the Company's filings and reports with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003. Such statements are only predictions, and actual events or results may differ materially from those projected.

AVAILABILITY OF REPORTS

Cantel Medical Corp. (the "Company" or "Cantel") files reports and other information with the Securities and Exchange Commission ("SEC") pursuant to the information requirements of the Securities Exchange Act of 1934, as amended. Readers may read and copy any document the Company files at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's filings are also available to the public from commercial document retrieval services and at the SEC's website at www.sec.gov.

We make available on our internet website free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports as soon as practicable after we electronically file such reports with the SEC. Our website address is www.cantelmedical.com. The information contained in our website is not incorporated by reference in this Report.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

          Cantel Medical Corp. is a healthcare company providing infection prevention and control products, specialized medical device reprocessing systems, water treatment systems, sterilants, diagnostic imaging and therapeutic medical equipment primarily focused on endoscopy, hollow fiber membrane filtration and separation technologies for medical and non-medical applications, and scientific instrumentation. The Company also provides technical maintenance services for its products.

          The Company's wholly-owned United States subsidiary, Minntech Corporation ("Minntech"), which was acquired in September 2001, designs, develops, manufactures, markets and distributes disinfection/sterilization reprocessing systems, sterilants and other supplies for renal dialysis; filtration and separation products for medical and non-medical applications; and endoscope reprocessing systems, sterilants and other supplies. The Company's MediVators, Inc. ("MediVators") subsidiary, which accounted for the majority of the Company's endoscope reprocessing business, was combined with Minntech's existing facilities in September 2002 and was legally merged into Minntech in November 2002. Through its wholly-owned Canadian subsidiary, Carsen Group Inc. ("Carsen" or "Canadian subsidiary"), Cantel markets and distributes medical equipment (including flexible endoscopes, endoscope disinfection equipment, surgical equipment including rigid endoscopes, and related accessories), precision instruments (including microscopes and high performance image analysis hardware and software) and industrial equipment (including remote visual inspection devices). Cantel's subsidiaries also provide technical maintenance service for their products. Unless the context otherwise requires, references herein to the Company include Cantel and its subsidiaries.

          On August 1, 2003, the Company acquired two companies in the water treatment industry. Biolab Equipment Ltd. ("Biolab") became a wholly-owned subsidiary of Carsen, and Mar Cor Services, Inc. ("Mar Cor") became a wholly-owned subsidiary of Cantel. Through Biolab and Mar Cor, the Company provides water treatment equipment design, project management, installation, maintenance, service deionization and mixing systems to the medical community and high purity and ultra-pure water systems for the medical, pharmaceutical, biotechnology, research and semiconductor industries. On September 26, 2003, Minntech acquired the endoscope reprocessing systems and accessory infection control technologies of The Netherlands based Dyped Medical B.V. ("Dyped"). See "Acquisitions".

          Minntech distributes its products in the United States primarily through its own distribution network with the exception of its endoscope reprocessing products and certain filtration and separation products, and in many international markets either directly or under various third party distribution agreements. Minntech's MediVators endoscope reprocessing products are distributed in the United States and Puerto Rico by Olympus America Inc. ("Olympus") pursuant to an agreement (the "MediVators Agreement") under which Olympus has been granted exclusive distribution rights in these territories. Minntech's Netherlands subsidiary, Minntech B.V., with offices in The Netherlands and the United Kingdom, is the headquarters for its European operations. Minntech Japan K.K., Minntech's Japan subsidiary, and Minntech Singapore, a branch office of Minntech B.V., serve as Minntech's base in the Asia/Pacific market.

          Carsen distributes the majority of its endoscopy and surgical products and a portion of its scientific products related to precision instruments pursuant to an agreement with Olympus America Inc. (the "Olympus Agreement"), and distributes a portion of its scientific products related to industrial technology equipment pursuant to an agreement with Olympus Industrial America Inc. (the "Olympus Industrial Agreement") (collectively the "Olympus Agreements"), both of which are United States affiliates of Olympus Corporation, a Japanese corporation, under which the Company has been granted exclusive distribution rights for certain Olympus products in Canada. Most of such products are manufactured by Olympus Corporation and its affiliates. Unless the context otherwise requires, references herein to "Olympus" include Olympus America Inc., Olympus Industrial America Inc., and Olympus Corporation, and their affiliates. Carsen, or its predecessor, has been distributing Olympus products in Canada since 1949. Carsen also distributes other products under separate distribution agreements, including additional endoscopy and surgical products, endoscope reprocessing products and scientific products and accessories.

ACQUISITIONS

          MINNTECH

          On September 7, 2001, the Company completed its acquisition of Minntech, a public company based in Plymouth, Minnesota, in a merger transaction. Minntech is included in the Company's results of operations for fiscal 2003, the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001, and is excluded from the Company's results of operations for fiscal 2001.

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

          In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations and in note 9 to the Company's Consolidated Financial Statements.

          The reasons for the acquisition of Minntech were the: (i) overall strategic fit between Cantel and Minntech relative to their respective product lines, markets and distribution channels; (ii) expectation that the merger would be accretive to Cantel's future earnings per share, increase the liquidity of Cantel's common stock and better position the Company to utilize its existing net operating loss carryforwards to offset taxable income generated in the United States; (iii) potential synergies and efficiencies that could be realized through a combination of the companies; (iv) complementary nature of the companies' infection prevention and control and medical device reprocessing products, thereby giving the combined company an expanded range of products and technology in medical device reprocessing; (v) opportunity to diversify into non-hospital markets with a direct non-hospital based sales force, thus enabling the combined company to take advantage of cross-selling opportunities, joint-product development, joint-marketing and distribution and other new business initiatives; (vi) opportunity to further expand internationally, particularly in Europe and Asia; (vii) potential growth of Minntech's filtration business and the potential expansion of hemofiltration technologies into emerging therapeutic blood procedures; (viii) opportunity for Cantel to further expand its business into the design, manufacture and distribution of proprietary products; (ix) enhancement of Cantel's research and development capabilities; and (x) access by Cantel to Minntech's proprietary liquid chemical germicide manufacturing expertise. Such reasons for the acquisition of Minntech include all of the significant factors contributing to a purchase price that resulted in recognition of goodwill.

          As a result of the acquisition of Minntech, the Company added two new business segments in fiscal 2002, the Renal Systems Group (see "Dialysis Products") and the Filtration Technologies Group (see "Filtration and Separation Products"), both of which represent significant sources of revenue and profitability.

          TECHNIMED

          On November 1, 2001, the Company acquired substantially all of the assets, business and properties of Technimed Instruments Inc. and Technimed International Inc. (collectively "Technimed") for approximately $405,000, which included cash of approximately

$241,000 and a note payable in three equal annual installments with a present value of approximately $164,000.

          Technimed was a private company based in Montreal, Canada which services medical equipment, including rigid endoscopes and hand-held surgical instrumentation.

          BIOLAB

          On August 1, 2003, the Company acquired all of the issued and outstanding stock of Biolab, a private company in the water treatment industry with locations in Oakville, Ontario and Dorval, Quebec. The total consideration for the transaction, including assumption of debt and estimated transaction costs, was approximately $7,800,000. Under the terms of the purchase agreement, the Company may pay additional consideration up to an aggregate of $3,000,000 based upon Biolab achieving specified targets of earnings before interest, taxes, depreciation and amortization ("EBITDA") during the three year period ending July 31, 2006. References herein to Biolab include Biolab and its subsidiaries.

          Biolab designs and manufactures ultra-pure water systems for the medical, pharmaceutical, biotechnology, research and semiconductor industries and provides services required to produce and maintain high purity water. These services cover the full spectrum of system support and maintenance from installation and start-up to performance evaluations and water quality analysis.

          In conjunction with the acquisition of Biolab, the Company amended its existing Canadian working capital credit facility, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations and in
note 9 to the Company's Consolidated Financial Statements.

          MAR COR

          On August 1, 2003, the Company acquired all of the issued and outstanding stock of Mar Cor, a private company in the water treatment industry based in Skippack, Pennsylvania. The total consideration for the transaction, including assumption of debt and estimated transaction costs, was approximately $8,350,000.

          Mar Cor is a service-oriented company providing design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries. The company's products and services cover all levels of water filtration including reverse osmosis systems, storage tanks, pumps and distribution systems, water softening, deionization and filters.

          In conjunction with the acquisition of Mar Cor, the Company amended its existing U.S. credit facilities to fund the cash consideration paid and costs associated with the acquisition, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations and in note 9 to the Company's Consolidated Financial Statements.

          The reasons for the acquisitions of Biolab and Mar Cor were as follows: (i) the overall strategic fit of water treatment with the Company's existing dialysis and filtration technology businesses; (ii) the opportunity to grow the Company's existing businesses and the water treatment business by combining Minntech's sales, marketing, and product development capabilities with Mar Cor's regional field service organization and Biolab's water treatment equipment design and manufacturing expertise; (iii) the opportunity to expand and diversify the Company's infection prevention and control business, particularly within the pharmaceutical and biotechnology industries; and (iv) the expectation that the acquisitions would be accretive to the Company's future earnings per share.

          As a result of the acquisitions of Biolab and Mar Cor, the Company will add a new business segment in fiscal 2004, Water Treatment Products, and will have additional sources of product service revenue (see "Water Treatment Products" and "Product Service").

          DYPED

          On September 26, 2003, the Company acquired the endoscope reprocessing systems and accessory infection control technologies of Dyped, a private company based in The Netherlands, for approximately $1,969,000 which included cash of $484,000 and a note payable of $1,485,000. The Company may pay additional purchase price of approximately $550,000 over a three year period contingent upon the achievement of certain research and development objectives. The primary reason for the acquisition of Dyped was to expand Minntech's technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with emerging European standards and future market requirements.

          Since the acquisitions of Biolab, Mar Cor and Dyped occurred in fiscal 2004, the results of operations of Biolab, Mar Cor and Dyped are excluded from Cantel's operating results for fiscal 2003, 2002 and 2001.

OPERATING SEGMENTS

          The following table gives information as to the percentage of consolidated net sales accounted for by each operating segment:

                                                 Year Ended July 31,
                                            ----------------------------
                                               2003     2002      2001
                                            ----------------------------
                                                %        %         %
                                            --------  --------  --------
     Dialysis Products                         45.4      45.3         -
     Endoscopy and Surgical Products           13.7      14.2      42.3
     Endoscope Reprocessing Products           14.1      14.2      26.6
     Filtration and Separation Products        11.7      12.0         -
     Scientific Products                        7.7       7.0      16.8
     Product Service                            7.4       7.3      14.3
                                            --------  --------  --------
                                              100.0     100.0     100.0
                                            ========  ========  ========

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

          In April 2000, Minntech introduced the Renapak, an innovative dry acid concentrate manufacturing system that produces on-demand hemodialysis concentrates in less than 30 minutes. This product eliminates substantial freight costs and storage space required for pre-mixed concentrates. Minntech manufactures and markets the powdered concentrate for the Renapak, which features a convenient quality control and tracking system that allows users to "peel-and-stick" package labels directly into their concentrate manufacturing documentation.

          REPROCESSING OF MULTIPLE USE DIALYZERS

          In response to government mandated cost containment measures, in the late 1970's many United States dialysis centers began cleaning, disinfecting and reusing dialyzers (artificial kidneys) in a process known as "dialyzer reuse" instead of discarding them after a single use. Approximately 76% of U.S. dialysis centers employ multiple use dialyzers.

          Dialyzer reuse is also widely practiced throughout most of Eastern Europe, the Middle East, Africa and the Asia/Pacific regions. Sales of reprocessing products have continued to grow in these markets. In order to further improve support of its Asia/Pacific distributors, Minntech maintains an Asia/Pacific representative office in Singapore.

          The growth of dialyzer reuse in Western Europe has been limited. However, due to recent changes to the reimbursement system in several key markets, such as Germany, the Company believes that this situation is improving.

          Minntech's dialyzer reprocessing products include the Renatron(R)II Automated Dialyzer Reprocessing System, the Renalog(R)RM Data Management System and the RenaClear(TM) Dialyzer Cleaning System, together with Renalin(R) Cold Sterilant and Renalin(R)100, both peracetic acid based sterilants that replace less environmentally friendly high-level disinfectants such as formaldehyde. Actril(R) Ready To Use Cold Sterilant, primarily used as a dialysis machine disinfectant, and Minncare(R) Cold Sterilant, utilized for water line disinfection, are also part of Minntech's liquid chemical germicide product line.

          The Renatron(R) reprocessing system, first introduced in 1982, provides an automated method of rinsing, cleaning, sterilizing and testing dialyzers for multiple use. The Renatron(R)II, the most current version of the product, includes a bar-code reader, computer and Renalog(R)RM software system that provides dialysis centers with automated record keeping and data analysis capabilities. The Company believes its Renatron(R) systems are faster, easier to use, and more efficient than competitive automated systems. The Company also believes that the Renatron(R) systems are the top selling automated dialyzer reprocessing systems in the world.

          Minntech's Renaclear(TM) Dialyzer Cleaning System, the first dedicated automated dialyzer cleaning system, removes blood and organic debris from difficult to clean dialyzers before reprocessing, a process known as "precleaning." Precleaning is common in dialysis units because the practice can help extend the useful clinical life of a dialyzer. When dialyzers are precleaned by hand, many dialysis facilities remove the dialyzer header caps (the end caps of a dialyzer) to more effectively rinse out heavy blood debris. However, opening the dialyzer in this fashion may increase the risk of contamination of the dialyzer components and damage to the membrane. The Renaclear(TM) system features a high-powered fluid injector that cleans dialyzer headers (the two internal ends of a dialyzer) without requiring removal of the header caps. The Renaclear(TM) Dialyzer Cleaning System is designed for use with peracetic acid-based Renaclear(TM) Disinfectant.

          Minntech's Renalin(R) Cold Sterilant is a proprietary peracetic acid-based formula which effectively cleans, disinfects and sterilizes dialyzers without the hazardous fumes and disposal problems related to older glutaraldehyde and formaldehyde reprocessing solutions. The Company believes Renalin(R) is the leading dialyzer reprocessing solution in the United States.

          Renalin(R)100 is a specially packaged formulation of Minntech's cold sterilant product. When used with a Renatron(R)II, Renalin(R)100 requires no premixing, automates the dilution process and reduces staff set-up time and exposure to vapors. In addition, Renalin(R)100 packaging reduces required storage space by approximately 66% from traditional Renalin(R).

          Minntech manufactures at its Netherlands facility a comprehensive product line of test strips to measure concentration levels of most Minntech-produced chemistries. These test strips ensure that the appropriate concentration of sterilant is maintained throughout the required contact period, in addition to verifying that all sterilant has been removed from the device or system prior to patient use.

          ELECTRONICS

          Minntech's major dialysis electronic products are the Sonalarm(R) Foam Detector, a device that detects air emboli, or bubbles in blood during hemodialysis; and the Minipump(TM) Hemodialysis Blood Pump, which circulates blood during hemodialysis. The Sonalarm(R) and the Minipump(TM) are sold to end-users and (in component form) to other manufacturers of blood processing equipment. Minntech manufactures a variety of other electronics products on an OEM basis.

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

          Since 1985 Minntech has manufactured and marketed a line of hemoconcentrators, and since 1994 the principal product has been its Hemocor HPH(R) hemoconcentrator. The hemoconcentrator line also features the Hemocor HPH(R) 700, an adult hemoconcentrator, and the Hemocor HPH(R) Mini, a hemoconcentrator designed specifically for pediatric and neonatal patients. Minntech currently offers a total of five hemoconcentrator devices to meet the clinical requirements of neonatal through adult patients.

          The entire line of Hemocor HPH(R) (High Performance Hemoconcentrator products) contains Minntech's proprietary polysulfone hollow fiber. The Hemocor HPH(R) line also features a unique "no-rinse" design that allows it to be quickly and efficiently inserted into the bypass circuit at any time during an open-heart procedure.

          HEMOFILTERS

          The Renaflo(R) hemofilter is a device that performs hemofiltration in a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis. The hemofilter removes water, waste products and toxins from the circulating blood of patients while conserving the cellular and protein content of the patient's blood. Minntech's hemofilter line features no-rinse, polysulfone hollow fiber that requires minimal set-up time for healthcare professionals. The hemofilter is available in five different sizes to meet the clinical needs of neonatal through adult patients. Outside the U.S., Minntech also sells two additional hemofilters from the Diafilter product line. These filters also use a proprietary polysulfone hollow fiber membrane.

          GAS AND WATER FILTRATION

          Minntech's FiberFlo(R) Membrane Degassing System employs a high-performance hollow fiber module and customized housing for the addition or removal of gasses from liquid streams. The FiberFlo(R) Membrane Degassing System was developed for use in pharmaceutical manufacturing, laboratory, medical and bioprocessing applications. The polypropylene hollow fiber cartridge degas module features easy operation and maintenance, minimizes energy consumption, and can be used for CO2 and O2 removal, humidification, pH adjustment, oxygenation and sparging of gases to solutions.

          FiberFlo(R) Cartridge Filters are used in high-purity industrial water systems to filter spores, bacteria and pyrogens from the fluids. They are also used in medical device reprocessing to help health care facilities meet reprocessing water quality guidelines outlined by the Association for the Advancement of Medical Instrumentation ("AAMI"). The cartridge filters feature large surface area and fine filtration advantages that are similar to Minntech's capsule filter line.

          Minntech received 510(k) clearance from the United States Food and Drug Administration ("FDA") in March 1999 to market FiberFlo(R) Hollow Fiber Capsule Filters for medical applications. The FiberFlo(R) Hollow Fiber Capsule Filter line, which made its market debut in April 1999, is based on the same high performance hollow fiber technology used in Minntech's polysulfone FiberFlo(R) HF Cartridge Filter product line. Capsule filters are used in the cell and tissue engineering industry, bioprocessing, pharmaceutical manufacturing, food and beverage processing, cosmetic manufacturing, and electronics industries to filter spores, bacteria, and pyrogens from aqueous solutions and gases. FiberFlo(R) Capsule Filters are engineered for point-of-use applications that require very fine filtration. Their hollow fiber design provides a surface area that is up to six times larger than traditional pleated capsule filters on the market. The large surface area provides greater capacity and longer filter life for the customer.

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

          All of the endoscopes and certain other medical instruments and accessories distributed by Carsen are manufactured by Olympus. Other medical products distributed by Carsen are manufactured by Sandhill Scientific, Inc. (ambulatory PH and motility monitoring equipment), Life-Tech, Inc. (urodynamics monitoring equipment), Sony of Canada Ltd. (video monitors, recorders and printers), The Ruhof Corporation (enzymatic cleaners), and Minntech (endoscope disinfection equipment).

ENDOSCOPE REPROCESSING PRODUCTS

          Minntech manufactures the MediVators DSD-201, for which the original design and configuration utilized in this product received FDA 510(k) clearance in March 1994. The DSD-201 is a microprocessor controlled dual asynchronous endoscope disinfection system. The system will disinfect two endoscopes at a time, can be used on a broad variety of endoscopes and is programmable by the user. Minntech also manufactures the MV table top series which are less expensive single and dual endoscope disinfection units.

          Minntech's MediVators product line of endoscope disinfection equipment and related accessories and supplies are sold to hospitals and clinics through its distribution agreement with Olympus in the United States and internationally through various foreign distributors.

          As a result of Minntech's acquisition of Dyped in September 2003, Minntech will be able to expand its technological capabilities and augment its endoscope reprocessing product line with an endoscope reprocessing system designed to be compliant with emerging European standards. Dyped's versatile design concepts are expected to satisfy the current needs of Minntech's European customer base and will serve as a modular platform for future generation systems being developed for the U.S. market.

          Although endoscopes generally can be manually cleaned and disinfected, there are many problems associated with such methods including the lack of uniform cleaning procedures, personnel exposure to disinfectant fumes and disinfectant residue levels in the endoscope.

          Minntech believes its disinfection equipment offers several advantages over manual immersion in disinfectants. The disinfectors are designed to pump disinfectant through all working channels of the endoscope, thus exposing all areas of the endoscope to the disinfectant, resulting in more thorough and consistent disinfection. The level of disinfection to be achieved depends upon many factors, principally contact time, temperature, type and concentration of the active ingredients of the chemical disinfectant and the nature of the microbial contamination. This process can also inhibit the build up of residue in the working channels. In addition, the entire disinfection process can be completed with minimal participation by the operator, freeing the operator for other tasks, reducing the exposure of personnel to the chemicals used in the disinfection process and reducing the risk of infectious diseases. The disinfectors also reduce the risks associated with inconsistent manual disinfecting.

          In March 2001, the Company introduced Rapicide(TM) high-level disinfectant and sterilant, which obtained FDA 510(k) clearance for a high-level disinfection claim of five minutes at 35 degrees Celsius. This disinfection contact time is currently one of the fastest available of any disinfectant product sold in the United States.

SCIENTIFIC PRODUCTS

          The Scientific Products segment is comprised of the precision instruments and the industrial technology equipment distributed by Carsen.

          PRECISION INSTRUMENTS

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

          INDUSTRIAL TECHNOLOGY EQUIPMENT

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

          Carsen also distributes microscopes to industrial laboratories for bio-technology, geology, pharmacology, metallography, quality control and manufacturing applications, and develops and distributes various specialized machine vision hardware and software, including related engineering services and accessories, utilized in automated industrial applications.

WATER TREATMENT PRODUCTS

          As a result of the acquisitions of Biolab and Mar Cor, the Company will add a new Water Treatment Products business segment in fiscal 2004.

          Both Biolab and Mar Cor provide water treatment solutions specific to their customers' needs from low-volume, wall mounted reverse osmosis systems, to high-volume, turn-key water treatment systems. Biolab and Mar Cor application specialists design the equipment to meet each customer's needs and the specific site conditions.

          Customers in many industries, including the medical, pharmaceutical, biotechnology, research and semiconductor industries, have varying needs for high purity water. Due to direct contact with a dialysis patient's bloodstream, high purity water is a necessity in order for renal dialysis to be effective without significant side effects to the patient. As evidenced by the fact that over 95% of renal dialysis centers use some form of water purification, as well as the occurrence of aluminum intoxication among dialysis patients in the early 1970's, there are multiple issues regarding the use of untreated municipal water for renal dialysis applications. Inadequate water quality can cause acute and chronic conditions in dialysis patients which can include bone disease, anemia, arthritis, carpal tunnel syndrome, nausea, cardio vascular disease and even death. Treated water is also used by the pharmaceutical and biotechnology industries in the production process of medication for dosage, the manufacturing of bulk drugs, and for use in research and analysis laboratories.

          Water treatment systems can include any combination of treatment methods such as (i) carbon filtration which removes chlorine and dissolved organic contamination by adsorption; (ii) reverse osmosis which is a filtration process that forces liquid through non-porous or semi-porous membranes to remove particles, dissolved molecules and ions resulting in ultra-pure water; (iii) ultra-filtration which purifies water using a membrane similar in design to a reverse osmosis system except that its pores are slightly larger; (iv) deionization which is an ion separation platform that requires resin regeneration (see "Product Service"); and (v) electro-deionization which is a form of deionization that is based on the conductance of electrical charges.

          The combination of both reverse osmosis and electro-deionization technologies into a single unique water purification system has been trademarked by Biolab as RODI(R). The RODI(R) system produces United States Pharmacopeia grade purified water from virtually any potable source water. Biolab's Biopure(TM) RODI(R) Systems are designed for use in a broad range of applications including various laboratory uses, biological engineering, tissue culture, enzyme mechanics, trace metal studies, rinsing of electronic components, final rinse of surgical instruments prior to sterilization, glassware rinsing, pharmaceutical preparations, preparation of process chemicals and cosmetics, preparation of laboratory reagents and quality control procedures existing throughout the world.

          The entire line of Biopure(TM) water purification equipment has been designed to produce "biologically pure" water for use in industry and specialty applications such as hemodialysis, humidification, boiler feed and bottling. Unique features of the equipment include sanitary and semi-sanitary designs that feature high quality and value added stainless steel components and contain features that save money, reduce fouling and provide cleaner, safer purified water. The H2Pro line of Biopure equipment utilizes heat to pasteurize the equipment thus reducing the amount of chemicals consumed and labor required. This heat pasteurization is environmentally friendly and prevents the formation of dangerous biofilms.

          Biolab also offers a full range of pretreatment equipment, lab water equipment, and a full range of service deionization tanks and equipment.

          Mar Cor provides complete turn-key water purification systems for dialysis, research, pharmaceutical and industrial customers. In addition, Mar Cor markets its own line of complete bicarbonate mix and distribution systems and can design and install various types of concentrate acetate delivery systems and piping distribution systems for all necessary solutions. Mar Cor's water treatment products include a portable reverse osmosis machine, a bicarbonate system with central and single mix distribution units, concentration systems with central acidified concentrate holding tanks, complete water treatment systems for dialysis, portable water treatment systems for acute dialysis, support carts and transport systems, exchangeable tanks for deionization and carbon solutions, and point of use station wall boxes for patient treatment areas.

          Biolab's and Mar Cor's systems meet water quality and good manufacturing practice standards of the AAMI. Biolab has received FDA 510(k) clearance for its Biopure(TM) water treatment equipment for healthcare applications. Mar Cor has received FDA 510(k) clearance for its dialysis water treatment systems, bicarbonate mix and distribution systems and the Semper Pure(R) portable reverse osmosis machine.

PRODUCT SERVICE

          The majority of the Company's product service revenue and profitability is generated by Carsen. Carsen operates service centers at its Markham, Ontario facility, as well as in Montreal, Quebec and Vancouver, British Columbia that provide warranty and out of warranty service and repairs for endoscopy, surgical, endoscope reprocessing and scientific products, a majority of which are distributed by Carsen. The products distributed by Carsen bear a product warranty that entitles the purchaser to warranty repairs and service at no charge during the warranty period. Generally Carsen, and not the manufacturer of the product, is responsible for the cost of warranty repairs. The warranty period for these products is generally one year. The customer pays Carsen on a time and materials basis for out of warranty service of these products.

          Minntech provides a one year warranty for repairs and service of its MediVators endoscope reprocessing products and its dialysis equipment. Generally, warranty repairs and service related to the MediVators DSD-201 endoscope disinfection equipment are performed by the distributor and warranty repairs on the MV tabletop series and dialysis equipment are performed by Minntech. Minntech performs out of warranty service of its MV endoscope reprocessing products and dialysis equipment for which the customer pays Minntech on a time and materials basis.

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

          As a result of the acquisitions of Biolab and Mar Cor, the Company will have the following additional sources of product service revenue in fiscal 2004:

          RESIN REGENERATION

          Resin regeneration is the process in which cylinders (pressure vessels with an inlet connection and an outlet connection) are assembled, sanitized, and filled with ion exchange resin, which is processed using hydrochloric acid and caustic soda. These cylinders are connected to a customer's water supply. As the supply water passes through the ion exchange resin beads, minerals are removed. When the electrical charge placed on the resin beads during the regeneration process is exhausted, the cylinders are exchanged for identical cylinders with regenerated resin. The cylinders with exhausted resin are returned by service personnel to Biolab or Mar Cor regeneration plants and the resin is regenerated for use by the same or another customer. Customers pay Biolab or Mar Cor for each cylinder replacement.

          REPAIRS AND MAINTENANCE

          Both Biolab and Mar Cor also offer a variety of services and maintenance options for its customers' water systems from part replacement to a complete electronic and mechanical performance check.

DISTRIBUTION AGREEMENTS

          OLYMPUS/CARSEN AGREEMENT

          The majority of Carsen's sales of endoscopy and surgical products and scientific products related to precision instruments have been made pursuant to the Olympus Agreement, and the majority of Carsen's sales of scientific products related to industrial technology equipment have been made pursuant to the Olympus Industrial Agreement, under which Carsen has been granted the exclusive right to distribute the covered Olympus products in

Canada. All products sold by Carsen pursuant to the agreements bear the trademark of Olympus or its affiliates. Both Olympus agreements expire on March 31, 2004. If Carsen fulfills its obligations under the Olympus Agreement, the parties will establish new minimum purchase requirements and extend the Olympus Agreement through March 31, 2006. There are no minimum purchase requirements under the Olympus Industrial Agreement.

          During the term of the Olympus Agreements and for one year thereafter, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreements.

          The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of endoscopy and surgical products and precision instruments. The aggregate annual minimum purchase obligations for all such products is approximately $18.8 million during the contract year ending March 31, 2004. For the contract year ended March 31, 2003, Carsen satisfied the minimum purchase requirement under the Olympus Agreement.

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

          MEDIVATORS/OLYMPUS AGREEMENT

          The MediVators Agreement expired on August 1, 2003 but was extended until November 7, 2003, under which Olympus is granted the exclusive right to distribute the majority of the Company's endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico. Minntech and Olympus have reached an agreement in principle to renew this distribution agreement for three years on substantially similar terms and expect to execute a formal agreement shortly. All equipment sold by Olympus pursuant to this agreement bears both the "Olympus" and "MediVators" trademarks.

          The MediVators Agreement provides for minimum purchase projections. Failure by Olympus to achieve 90% of the minimum purchase projections in any contract year gives Minntech the option to terminate the MediVators Agreement. Net sales to Olympus accounted for 10.4%, 9.5%, and 18.4% of the Company's net sales in fiscal 2003, 2002 and 2001, respectively.

          In addition, the MediVators Agreement stipulates that (i) units are to be manufactured based upon the receipt of a written purchase order from Olympus specifying the model and number of units to be manufactured ("completed units");
(ii) completed units must be ready for shipment and segregated in a designated section of the Company's warehouse reserved only for Olympus; (iii) title to completed units, including risk of loss, passes to Olympus; (iv) completed units are insured by Olympus (v) completed units are invoiced to Olympus with 30 day payment terms and such receivables are generally satisfied within such terms;
(vi) Olympus has no right of return; and (vii) upon notification from Olympus, completed units are shipped to the Olympus customer, with all shipping costs borne by Olympus. Minntech has no further performance obligations on completed units, there are no exceptions or contingencies to Olympus' commitment to accept and pay for these goods and completed units held for Olympus by Minntech generally do not exceed three months of anticipated Olympus shipments.

          Despite the fact that Olympus historically has not achieved the minimum purchase projections, the Company has elected not to terminate or significantly restructure the MediVators Agreement because the Company believes that Olympus' existing domestic distribution capabilities continue to provide the Company with the broadest distribution and profit potential for its endoscope reprocessing products.

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

MARKETING

          Minntech markets its dialysis and filtration and separation products through a direct sales force and through distributors. Minntech B.V., Minntech's Netherlands subsidiary, is the base for its European operations with a branch office in the United Kingdom. Minntech Japan K.K., Minntech's Japan subsidiary, and Minntech Singapore, a branch office of Minntech B.V., serve the Asia/Pacific market.

          Minntech sells its MediVators endoscope reprocessing products in the United States and Puerto Rico under an exclusive distribution agreement with Olympus, and internationally either directly or through various foreign distributors.

          Carsen markets its products for each business segment through separate, direct sales forces comprised of its own employees.

          Biolab and Mar Cor market their products and services through direct sales forces, product catalogs, and beginning in fiscal 2004 through Minntech's direct sales force.

          Most of the Company's direct sales forces are compensated on a salary and commission basis.

EFFECT OF CURRENCY FLUCTUATIONS AND TRADE BARRIERS

          A portion of the Company's products are imported from the Far East and Western Europe, Minntech sells a portion of its products outside of the United States, and Minntech's Netherlands subsidiary sells a portion of its products outside of the European Union. Consequently, the Company's business could be materially affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States, Canada and The Netherlands.

          Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars. Additionally, a portion of the sales of Carsen's Biolab subsidiary are to customers in the United States. Carsen's and Biolab's businesses could be materially affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had a positive impact in fiscal 2003 compared with fiscal 2002, and had an adverse impact in fiscal 2002 compared with fiscal 2001, upon the Company's results of operations and stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Financial statements of the Netherlands subsidiary are translated using the accounting policies described in note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the European Union and the United States had an adverse impact in fiscal 2003 compared with fiscal 2002 upon the Company's overall results of operations and stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The functional currency of Minntech's Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2003 and 2002 did not have a significant impact upon either the Company's results of operations or the translation of the balance sheet, primarily due to the fact that the Company's Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

COMPETITION

          The Company believes that the world-wide reputation for the quality and innovation of its products among customers, the Company's reputation for providing quality product service, particularly with respect to endoscopy and surgical, endoscope reprocessing and water treatment products, the numerous customer contacts developed during its lengthy service as a distributor of Olympus products and the distribution arrangement for certain MediVators endoscope reprocessing products with Olympus, give the Company a competitive advantage with respect to certain of its products.

          The Company distributes substantially all of its products in highly competitive markets, which contain many products available from nationally and internationally recognized competitors of the Company. Many of such competitors, including manufacturers who distribute and service their own products, have greater financial and technical resources than the Company, are well-established with reputations for success in the sale and service of their products and may have certain other competitive advantages over the Company. In addition, certain companies have developed or may be expected to develop technologies or products that could directly or indirectly compete with the products manufactured and distributed by the Company.

          Several of Minntech's competitors sell peracetic acid-based dialyzer reprocessing germicides, a market previously dominated by Minntech's Renalin(R) Cold Sterilant product. However, Renalin(R) remains the only reprocessing chemical that has been validated for use with the Renatron(R) dialyzer reprocessing system and cleared for marketing as such under section 510(k) of the Federal Food, Drug and Cosmetic Act. Renalin(R) is also the only dialyzer reprocessing germicide that carries a sterilization claim in the United States market. Minntech has informed its Renatron(R) customers that it is unable to guarantee the integrity, reliability and chemical interaction of alternative germicides with the Renatron(R) system. Minntech believes that this validation, coupled with Minntech's extensive dialyzer reprocessing education, administration, and technical support services, are strong competitive advantages for its product. However, the competitive price pressures introduced by these competing germicides have adversely impacted Minntech's current dialyzer reprocessing chemical market share.

          Within the dialysis industry, certain manufacturers of dialyzers have been acquiring chains of dialysis treatment centers over the past several years. These manufacturers have a built-in customer base for their products, which include concentrate. However, Minntech views its manufacturer only status as a competitive market advantage. Minntech believes that many dialysis treatment providers do not want to purchase hemodialysis supplies from manufacturers who also provide dialysis service and are, in effect, their competitors.

          Two of the Company's competitors (Gambro Healthcare, Inc. and Fresenius Medical Care AG) have made public disclosures of their intent to increase the use of single-use dialyzers which, at some dialysis centers owned by these companies, could impact Minntech's reprocessing equipment and sterilants at such centers. Presently, the utilization of single-use dialyzers continues to be significantly more expensive than dialyzer reuse and, as such, the number of Minntech supplied reuse programs is not expected to decrease significantly.

          The Company's market share in its flexible endoscope business in Canada is substantial. The Company believes that its reputation for providing quality flexible endoscope products and related service gives the Company a competitive advantage. However, the competitive price pressure introduced by a particular competitor who also manufactures its own products may continue to adversely impact the gross profit percentage and market share of the Company's Canadian flexible endoscope business.

MARKET CONDITIONS

          The Company's ability to sell its products depends in part on the extent to which reimbursement for the cost of these products and related treatments are available to patients under government health programs, private health insurance, managed care organizations, workers' compensation insurers, and other similar programs. Over the past decade, the cost of healthcare has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payors to curb these costs. In addition, certain health care providers are moving towards a managed care system in which the providers contract to provide comprehensive health care for a fixed cost per person. Moreover, hospitals and other health care providers have become increasingly price competitive and, in some instances, have put pressure on medical suppliers to lower their prices.

GOVERNMENT REGULATION

          Many of Minntech's products are subject to regulation by the FDA, which regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the United States. Certain of Minntech's products may be regulated by other governmental or private agencies, including the Environmental Protection Agency ("EPA"), Underwriters Lab, Inc., and comparable agencies in certain foreign countries. The FDA and other agency clearances generally are required before Minntech can market new products in the United States or make significant changes to existing products. The FDA also has the authority to require a recall or modification of products in the event of a defect.

          The Food, Drug and Cosmetic Act of 1938 and Safe Medical Device Act of 1990, each as amended, also require compliance with specific manufacturing and quality assurance standards. The regulations also require that each manufacturer establish a quality assurance program by which the manufacturer monitors the design and manufacturing process and maintains records which show compliance with the FDA regulations and the manufacturer's written specifications and procedures relating to the devices. The FDA inspects medical device manufacturers for compliance with their Quality Systems Regulations ("QSR's"). Manufacturers that fail to meet the QSR's may be issued reports or citations for non-compliance. Minntech was inspected by the FDA in January 2002 and November 2000 with no warning letters issued.

          In addition, many of Minntech's products must meet the requirements of the European Medical Device Directive ("MDD") for their sale into the European Union. In June 2003, Minntech was inspected and received notification that its products continue to meet these requirements. This certification allows Minntech to affix the CE mark to its products and to freely distribute such products throughout the European Union. Federal, state and foreign regulations regarding the manufacture and sale of Minntech's products are subject to change. Minntech cannot predict what impact, if any, such changes might have on its business.

          Mar Cor's resin regeneration operations, reverse osmosis systems installations, manufacturing of bicarbonate systems and the Semper Pure(R) portable reverse osmosis machine are subject to regulation by the FDA, which regulates the design, testing and marketing of these devices in the United States. The FDA inspected Mar Cor in April 2003 and February 2002 with no warning letters issued.

          Carsen's endoscopy and surgical products and endoscope reprocessing products, as well as Biolab's manufacturing facility and many of its products, are subject to regulation by Health Canada - Therapeutic Products Directorate ("TPD"), which regulates the distribution and marketing of medical devices in Canada. Certain of Carsen's and Biolab's products may be regulated by other governmental or private agencies, including Canadian Standards Agency ("CSA"). TPD and other agency clearances generally are required before Carsen or Biolab can market new medical products in Canada. The Health Products and Food Branch Inspectorate ("HPFBI") governs problem reporting, modification and recalls. HPFBI also has the authority to require a recall or modification in the event of defect. In order to market their medical products in Canada, Carsen and Biolab are required to hold a Medical Device Establishment License, as well as certain medical device licenses by product, as provided by HPFBI.

PATENTS AND PROPRIETARY RIGHTS

          Minntech holds rights under 58 patents worldwide covering its products or components thereof. At October 2, 2003, Minntech also had a total of 31 pending patent applications in the United States and in foreign countries. Minntech also holds rights under 261 trademark registrations worldwide and had 61 trademark applications pending as of October 2, 2003.

          Minntech believes that patent protection is a significant factor in maintaining its market position, but the rapid changes of technology in reprocessing, hollow fiber membranes, dialysis, liquid and dry chemical sterilants and other areas in which Minntech competes may limit the value of Minntech's existing patents.

          Biolab's and Mar Cor's current products utilize certain know-how developed within each company but most have no patent protection. As of October 2, 2003, Biolab holds rights under three trademark registrations and Mar Cor holds rights under two trademark registrations. In addition, Mar Cor holds rights under two patents covering certain products or components thereof.

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

BACKLOG

          On October 2, 2003, the Company's consolidated backlog (exclusive of backlog generated by Mar Cor and Biolab) was approximately $1,067,000, compared with approximately $954,000 on October 3, 2002.

EMPLOYEES

          As of October 2, 2003, the Company employed 679 persons. Of the Company's employees, 449 are located in the United States, 177 are located in Canada, 46 are located in Europe and 7 are located in the Far East; 41 are executives and/or managers, 118 are engaged in sales and marketing functions, 34 are engaged in customer service, 98 are engaged in product service, 270 are engaged in manufacturing, shipping and warehouse functions, 91 perform various administrative functions and 27 are engaged in research and development.

          None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES.

          Minntech owns three facilities located on adjacent sites, comprising a total of 16.5 acres of land in Plymouth, a suburb of Minneapolis, Minnesota. One facility is a 65,000 square-foot building which is used for manufacturing and warehousing operations. The second facility is a 110,000 square-foot building, representing Minntech's headquarters, including executive, administrative and sales staffs, and research operations. This building is also used for manufacturing and warehousing. The third facility is a 43,000 square-foot building which is used primarily for manufacturing and warehouse operations. Minntech also owns a 2.3 acre parcel of undeveloped land adjacent to its headquarters.

          Additionally, Minntech owns a 21,000 square-foot building on a 4.4 acre site in Heerlen, The Netherlands. The facility serves as Minntech's European headquarters and is being used as a sales office, manufacturing facility and warehouse.

          Minntech leases two facilities which serve as warehouse and distribution hubs for the dialysis business, including a 31,000 square-foot facility in Middletown, Pennsylvania and a 30,000 square-foot building in Jackson, Mississippi. Minntech also leases a 22,000 square-foot facility located in Plymouth, Minnesota which serves as a warehouse. The leases for the Middletown, Jackson and Plymouth facilities provide for monthly base rent of approximately $14,500, $8,000 and $12,000, respectively.

          Minntech also leases three facilities in Edgewood, Florida, Boston, Massachusetts and Atlanta, Georgia for Minntech's dialyzer reprocessing centers, as well as office and sales space in Tokyo, Japan, Singapore and Dronfield, England.

          Carsen leases a building containing approximately 41,000 square feet located in Markham, Ontario representing Carsen's headquarters, including administrative and sales staff, warehousing and service. The lease expires in July 2005, subject to the Company's option to renew for five years. The lease provides for monthly base rent of approximately $12,000. Additionally, Carsen leases space for two service facilities in Montreal, Quebec and Vancouver, British Columbia containing approximately 4,000 square feet and 800 square feet, respectively.

          Biolab leases approximately 13,000 square feet of space located in Dorval, Quebec and 13,700 square feet of space located in Oakville, Ontario. Both locations are being used for sales and administrative offices, manufacturing, warehousing, and regeneration plants. The leases for these facilities in Dorval and Oakville provide for monthly base rent of approximately $5,700 and $3,000, respectively.

          Mar Cor leases approximately 22,500 square feet of space located in Skippack, Pennsylvania which is being used for its headquarters, warehousing and as a regeneration plant. The lease provides for monthly base rent of approximately $14,300, which has been guaranteed by Cantel for a period of six and one-half years effective August 1, 2003.

          Additionally, Mar Cor leases space in Downers Grove, Illinois, Norcross, Georgia, Manassas Park, Virginia, Goshen, New York and Orion Township, Michigan. Both the Downers Grove, Illinois and Norcross, Georgia facilities serve as warehouses and regeneration plants. The Manassas Park, Virginia, Goshen, New York and Orion Township, Michigan facilities serve as warehouses.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There was no submission of matters to a vote during the three months ended July 31, 2003.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Commencing May 29, 2002, the Company's Common Stock began trading on the New York Stock Exchange under the symbol "CMN." Previously, the Company's Common Stock traded on the NASDAQ National Market under the symbol "CNTL."

          In May 2002, the Company issued 3,143,000 additional shares in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on May 14, 2002 to stockholders of record on May 7, 2002.

          The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the New York Stock Exchange or NASDAQ (adjusted for the stock split).

                                      HIGH           LOW
                                      ----           ---
YEAR ENDED JULY 31, 2003
First Quarter                       $ 16.25       $  9.80
Second Quarter                        14.26         10.50
Third Quarter                         13.65         11.40
Fourth Quarter                        14.39         12.95

YEAR ENDED JULY 31, 2002
First Quarter                       $ 16.76       $ 11.76
Second Quarter                        16.33         12.55
Third Quarter                         18.53         14.17
Fourth Quarter                        19.50         14.54

          The Company has not paid any cash dividends on the Common Stock and a change in this policy is not presently under consideration by the Board of Directors.

          On October 2, 2003, the closing price of the Company's Common Stock was $13.76 and the Company had 408 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in "street name" for more than one beneficial owner.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

          The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. Minntech is reflected in the Consolidated Statement of Income Data for fiscal 2003, the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of operations for all other periods presented. The information below excludes Biolab, Mar Cor and Dyped for all periods presented.

                     CONSOLIDATED STATEMENTS OF INCOME DATA
                  (Amounts in thousands, except per share data)

                                                          Year Ended July 31,
                                      -----------------------------------------------------------
                                        2003        2002        2001         2000         1999
                                      ---------   ---------   ---------    ---------    ---------
Net sales .......................     $ 129,257   $ 119,994   $  48,995    $  41,297    $  37,820
Cost of sales (1) ...............        81,063      73,518      29,979       25,569       24,530
Gross profit ....................        48,194      46,476      19,016       15,728       13,290
Income from continuing ..........
  operations before .............
  interest expense (income) .....
  and income taxes (1) ..........        13,541      13,306       6,965        5,141        3,867
Interest expense (income) .......         1,326       2,176         (42)         225          271
Income from continuing ..........
   operations before ............
   income taxes .................        12,215      11,130       7,007        4,916        3,596
Income taxes ....................         4,305       3,978       2,851        2,085        1,936
Income from continuing
   operations ...................         7,910       7,152       4,156        2,831        1,660
Income (loss) from
   discontinued operations ......             -           -         225         (147)        (291)
                                      ---------   ---------   ---------    ---------    ---------
Net income ......................     $   7,910   $   7,152   $   4,381    $   2,684    $   1,369
                                      =========   =========   =========    =========    =========

Earnings per common share:
  Basic: (1) (2) ................
    Continuing operations .......     $    0.85   $    0.81   $    0.62    $    0.43    $    0.25
    Discontinued operations .....             -           -        0.03        (0.02)       (0.04)
                                      ---------   ---------   ---------    ---------    =========
    Net income ..................     $    0.85   $    0.81   $    0.65    $    0.41    $    0.21
                                      =========   =========   =========    =========    =========
  Diluted: (1) (2) ..............
    Continuing operations .......     $    0.80   $    0.74   $    0.56    $    0.42    $    0.24
    Discontinued operations .....             -           -        0.03        (0.02)       (0.04)
                                      ---------   ---------   ---------    ---------    =========
    Net income ..................     $    0.80   $    0.74   $    0.59    $    0.40    $    0.20
                                      =========   =========   =========    =========    =========
Weighted average number
   of common and common
   equivalent shares:(2)
  Basic .........................         9,268       8,882       6,707        6,618        6,592
  Diluted .......................         9,849       9,714       7,365        6,719        6,887

                        CONSOLIDATED BALANCE SHEETS DATA
                  (Amounts in thousands, except per share data)

                                                     July 31,
                            ---------------------------------------------------------
                              2003        2002        2001        2000        1999
                            ---------   ---------   ---------   ---------   ---------
Total assets ............   $ 109,810   $ 107,814   $  31,929   $  24,955   $  23,726
Current assets ..........      61,930      58,138      26,494      21,701      20,462
Current liabilities .....      18,287      20,314       9,825       7,570       7,521
Working capital .........      43,643      37,824      16,669      14,131      12,941
Long-term debt ..........      17,750      25,750           -         125       1,567
Stockholders' equity ....      70,182      57,911      22,027      17,163      14,545
Book value per
  outstanding common
  share(2) ..............   $    7.54   $    6.28   $    3.22   $    2.58   $    2.18
Common shares
  outstanding(2) ........       9,309       9,221       6,839       6,658       6,661

----------
 (1) Includes for fiscal 1999 costs of $467,000 associated with the discontinuance of MediVators' medical sharps disposal business, of which $452,000 pertained to an inventory write-off and was therefore recorded to cost of sales. The charge of $467,000 reduced basic and diluted earnings per share from continuing operations by $0.07. Without this charge, basic and diluted earnings per share from continuing operations for fiscal 1999, as adjusted, would have been $0.32 and $0.31, respectively.

 (2) Per share and share amounts for fiscal 1999 through 2001 have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid in May 2002. Such adjustments are consistent with the fiscal 2003 and 2002 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF CONTINUING OPERATIONS

          The results of continuing operations reflect primarily the results of Minntech (including MediVators) and Carsen.

          Reference is made to (i) the impact on the Company's results of operations of a stronger Canadian dollar against the United States dollar during fiscal 2003, compared with fiscal 2002 (increase in value of approximately 5.2% during 2003, as compared to fiscal 2002, based upon average exchange rates),
(ii) the impact on the Company's results of operations of a stronger euro against the United States dollar during fiscal 2003, compared with fiscal 2002 (increase in value of approximately 16.9% during fiscal 2003, as compared to fiscal 2002, based upon average exchange rates), (iii) critical accounting policies of the Company, as more fully described elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, (iv) 3,143,000 additional shares issued in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid to stockholders in May 2002, as more fully described in note 1 to the Consolidated Financial Statements, (v) the Company's acquisition of Minntech in September 2001, as more fully described in Item 1, "Business", and in notes 1 and 3 to the Consolidated Financial Statements, (vi) the merger of the Company's MediVators, Inc. subsidiary into Minntech in November 2002, which subsidiary accounted for the majority of the Company's endoscope reprocessing business, and (vii) the Company's acquisitions of Biolab and Mar Cor in August 2003, and Dyped in September 2003, as more fully described in Item 1, "Business", and in notes 1 and 3 to the Consolidated Financial Statements. Since the Biolab, Mar Cor and Dyped acquisitions occurred subsequent to the end of fiscal 2003, these acquisitions had no impact upon the Company's results of operations for any of the years presented.

          Minntech is reflected in the Company's results of operations for fiscal 2003 and the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of operations for fiscal 2001. The acquisition of Minntech added two new operating segments to the Company, Dialysis Products and Filtration and Separation Products. Additionally, Minntech also contributes to the Company's Product Service operating segment. Discussion herein of the Company's pre-existing businesses refers to the operations of Cantel, Carsen and MediVators, but excluding the impact of the Minntech acquisition.

          The following table gives information as to the net sales and the percentage to the total net sales accounted for by each operating segment of the Company.

                                                     Year Ended July 31,
                            ---------------------------------------------------------------------
                                     2003                    2002                    2001
                            ---------------------------------------------------------------------
                                               (Dollar amounts in thousands)
                                $           %           $           %           $            %
                            ---------------------------------------------------------------------
Dialysis Products           $  58,708        45.4   $  54,404        45.3   $       -           -
Endoscopy and
  Surgical Products            17,681        13.7      17,086        14.2      20,725        42.3
Endoscope Reprocessing
  Products                     18,293        14.1      16,983        14.2      13,045        26.6
Filtration and
  Separation Products          15,115        11.7      14,408        12.0           -           -
Scientific Products             9,897         7.7       8,344         7.0       8,214        16.8
Product Service                 9,563         7.4       8,769         7.3       7,011        14.3
                            ---------   ---------   ---------   ---------   ---------   ---------
                            $ 129,257       100.0   $ 119,994       100.0   $  48,995       100.0
                            =========   =========   =========   =========   =========   =========

          FISCAL 2003 COMPARED WITH FISCAL 2002

          Net sales increased by $9,263,000, or 7.7%, to $129,257,000 in fiscal 2003, from $119,994,000 in fiscal 2002. Net sales contributed by Minntech (excluding MediVators) for fiscal 2003 and 2002 were $76,386,000 and $71,938,000, respectively. Net sales of the Company's pre-existing businesses increased by $4,815,000, or 10.0%, to $52,871,000 for fiscal 2003, from
$48,056,000 for fiscal 2002.

          Net sales were positively impacted in fiscal 2003 compared with fiscal 2002 by approximately $2,108,000 due to the translation of Carsen's net sales using a stronger Canadian dollar against the United States dollar. Carsen's net sales are principally included in the endoscopy and surgical, scientific and product service segments.

          In addition, net sales were positively impacted in fiscal 2003 compared with fiscal 2002 by approximately $1,285,000 due to the translation of Minntech's Netherlands subsidiary net sales using a stronger euro against the United States dollar. The majority of the net sales of Minntech's Netherlands subsidiary are included in the dialysis segment.

          Increases in the price of the Company's products during fiscal 2003 did not have a significant effect on 2003 net sales.

          The increase in sales of the Company's pre-existing businesses was attributable to an increase in sales of scientific products, endoscope reprocessing products, product service and endoscopy and surgical products. The increase in sales of scientific products was primarily due to an increase in volume of approximately 18.6% for microscopy, imaging and industrial products. The increase in sales of endoscope reprocessing products was primarily due to an increase in volume of approximately 5.0% in the United States for endoscope disinfection equipment and related consumables. The increase in sales of product service was primarily due to increased volume related to the increased field population of the Company's endoscope disinfection equipment in the marketplace. The increase in sales of endoscopy and surgical products was primarily due to the translation of Carsen's net sales using a stronger Canadian dollar against the United States dollar.

          Sales of endoscopy and surgical products continue to be adversely impacted by healthcare funding issues in Canada as well as intensified competition, which competition the Company expects to continue. Healthcare funding in Canada is dependent upon governmental appropriations. Although Canada recently adopted a budget that provides for a significant increase in funding for diagnostic healthcare products, the Company cannot ascertain what impact the funding situation or the new budget will have on future sales of endoscopy and surgical products. Additionally, the sale of endoscopy and surgical products during fiscal 2003 has been adversely impacted by the outbreak of severe acute respiratory syndrome ("SARS") in the greater Toronto area which prevented the Company's sales personnel from visiting hospitals. The Company's endoscopy and surgical business could be materially and adversely affected by a future outbreak of SARS in Canada.

          The Company believes that it has the opportunity to continue increasing market share in all of its existing operating segments with the exception of the product service segment. The majority of the Company's existing product service segment (excluding the additional product service revenue to be provided by Biolab and Mar Cor in fiscal 2004) pertains to the servicing of flexible endoscopes in Canada. The Company's market share in its flexible endoscope service business in Canada is substantial; therefore, growth opportunities for its existing service business may be limited without the addition of new product servicing opportunities.

          The increase in sales of the Company's dialysis products and filtration and separation products is due to the inclusion of the Minntech operations for the entire 2003 fiscal year, as compared to a partial period (since the date of the acquisition) for fiscal 2002. This increase in sales of dialysis products was partially offset by a decrease in volume of the Company's Renatron(R) reprocessing product. This increase in sales of the Company's filtration and separation products was partially offset by a decrease in volume of the Company's hemofilters due to the loss of a major European distributor, as well as the decrease in volume of hemoconcentrators as a result of the medical community moving towards an alternative medical procedure that does not require the use of a hemoconcentrator. If the Company had owned Minntech for the entire 2002 fiscal year, the decrease in volume of Renatrons, hemofilters, and hemoconcentrators in fiscal 2003, as compared to fiscal 2002, would have been approximately 16.4%, 61.5%, and 17.0%, respectively. The Company does not expect sales of Renatrons and hemofilters to increase in fiscal 2004 and anticipates a continuing decline in the sales of hemoconcentrators. However, the Company believes that overall sales of both dialysis products and filtration and separation products may increase during fiscal 2004 due to increased sales of other products within these segments.

          Gross profit increased by $1,718,000, or 3.7%, to $48,194,000 in fiscal 2003, from $46,476,000 in fiscal 2002. Gross profit contributed by Minntech (excluding MediVators) for fiscal 2003 and 2002 was $30,048,000 and $29,059,000, respectively. Gross profit of the Company's pre-existing businesses increased by $729,000, or 4.2%, to $18,146,000 for fiscal 2003, from $17,417,000 in fiscal 2002.

          Gross profit as a percentage of net sales was 37.3% in fiscal 2003, compared with 38.7% for fiscal 2002. Gross profit as a percentage of sales of the Company's pre-existing businesses for fiscal 2003 and 2002 was 34.3% and 36.2%, respectively. During fiscal 2003, gross profit of the Company's pre-existing businesses was adversely impacted by $1,520,000 in charges for warranty and slow moving inventory related to the Company's endoscope reprocessing products, which charges were incurred predominantly in the second quarter. The comparable amount of these charges in fiscal 2002 was approximately $650,000; therefore, the increase in these charges of $870,000 reduced gross profit percentage by 0.7% for fiscal 2003. The Company does not expect a level of warranty expense in the future similar to fiscal 2003. Minntech's gross profit as a percentage of sales (excluding MediVators) for fiscal 2003 and 2002 was 39.3% and 40.4%, respectively.

          The lower gross profit percentage from the Company's pre-existing businesses for fiscal 2003, as compared with fiscal 2002, was primarily attributable to the charges for warranty and slow moving inventory related to the Company's endoscope reprocessing products; sales mix as well as an increase in the cost to manufacture the current models of the Company's endoscope reprocessing equipment; an increased cost structure in Carsen's product service business to support anticipated increases in sales that did not occur; continued competition in endoscopy and surgical and scientific products; and manufacturing overhead associated with MediVators' relocation into Minntech's facilities. Partially offsetting these decreases in gross profit percentage were favorable Canadian dollar exchange rates which lowered Carsen's cost of inventory purchased and therefore decreased cost of sales by approximately $378,000 in fiscal 2003 compared to fiscal 2002.

          With respect to Minntech, the decrease in gross profit percentage was due primarily to sales mix of dialysis products, particularly with respect to decreased sales of the Renatron reprocessing product, as well as unfavorable overhead absorption. Partially offsetting these decreases in gross profit percentage was a $427,000 charge to cost of sales in fiscal 2002 related to the sale of inventories which carried a step-up in value as a result of purchase accounting.

          Selling expenses as a percentage of net sales were 13.4% for fiscal 2003, compared with 12.3% for fiscal 2002. The increase in selling expenses as a percentage of net sales was primarily attributable to an increase in personnel and expanded marketing efforts at Minntech to support worldwide sales, and the inclusion of the higher selling cost structure related to the Minntech operations for the entire 2003 fiscal year, as compared to a partial period (since the date of the acquisition) for fiscal 2002.

          General and administrative expenses decreased by $1,744,000 to $12,816,000 for fiscal 2003, from $14,560,000 for fiscal 2002, principally due to favorable adjustments in the amounts of $823,000 and $155,000 resulting from the settlement of liabilities initially recorded in conjunction with the Minntech acquisition relating to sales tax and severance, respectively; efficiencies realized as a result of the Minntech acquisition, including the subsequent relocation of the MediVators operations into Minntech's facilities; a decrease in bad debt expense due to significant charges incurred in the prior year; and a reduction in incentive compensation and the cost of employee benefit programs. Partially offsetting these decreases were the inclusion of the Minntech operations for the entire 2003 fiscal year, as compared to a partial period (since the date of the acquisition) for fiscal 2002; an increase in the cost of commercial insurance; foreign exchange losses associated with translating certain foreign denominated assets into functional currencies; and a $249,000 pre-acquisition workers' compensation claim that was recently assessed on the Company by the state of Minnesota due to the bankruptcy of Minntech's former insurance carrier.

          Research and development expenses (which include continuing engineering costs) increased by $677,000 to $4,528,000 for fiscal 2003, from $3,851,000 for fiscal 2002, principally due to expanded activities in Minntech's (including MediVators) dialysis, filtration and separation, and endoscope reprocessing segments, as well as the inclusion of the Minntech operations for the entire 2003 fiscal year, as compared to a partial period (since the date of the acquisition) for fiscal 2002.

          Interest expense decreased by $850,000 to $1,326,000 for fiscal 2003, from $2,176,000 for fiscal 2002, as a result of lower average outstanding borrowings and lower interest rates during fiscal 2003. Additionally, during fiscal 2002 there was a $95,000 write-off of fees in connection with a prior credit facility. Partially offsetting these decreases were outstanding borrowings under the Company's credit facilities for the entire 2003 fiscal year, as compared to a partial period (since the date of the acquisition) for fiscal 2002.

          Income from continuing operations before income taxes increased by $1,085,000 to $12,215,000 for fiscal 2003, from $11,130,000 for fiscal 2002.

          The consolidated effective tax rate on operations was 35.2% and 35.7% for fiscal 2003 and 2002, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to the Federal net operating loss carryforwards ("NOLs") accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, the Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs. At July 31, 2003, such NOLs were approximately $13,154,000.

          The Company's results of operations for fiscal 2003 and 2002 also reflect income tax expense for its international subsidiaries at their respective statutory rates. The Company's international subsidiaries in Canada, The Netherlands and Japan had effective tax rates during fiscal 2003 of approximately 37.5%, 24.3% and 45.0%, respectively. The lower overall effective tax rate for fiscal 2003, as compared to fiscal 2002, is principally due to the geographic mix of pretax income, a reduction in the Canadian statutory tax rate, and an overall reduction in the estimated U.S. state tax rate. For fiscal 2004, the Company's overall tax rate is expected to be primarily affected by the geographic mix of pretax income.

          FISCAL 2002 COMPARED WITH FISCAL 2001

          Net sales increased by $70,999,000, or 144.9%, to $119,994,000 in fiscal 2002, from $48,995,000 in fiscal 2001. Net sales contributed by Minntech (excluding MediVators) for fiscal 2002 were $71,938,000; without the Minntech acquisition, net sales of the Company's pre-existing businesses would have decreased by $939,000, or 1.9%, to $48,056,000 for fiscal 2002. Net sales were adversely impacted in fiscal 2002 compared with fiscal 2001 by approximately $1,113,000 due to the translation of Carsen's net sales using a weaker Canadian dollar against the United States dollar.

          The decrease in sales of the Company's pre-existing businesses was attributable to the decreased sales of endoscopy and surgical products, partially offset by an increase in sales of endoscope reprocessing products and product service. The decrease in sales of endoscopy and surgical products was due to a decrease in demand, including the adverse impact of healthcare funding issues in Canada as well as intensified competition which the Company expects to continue. Healthcare funding in Canada is dependent upon governmental appropriations and the Company cannot ascertain what impact the funding situation will have on future sales of endoscopy and surgical products and scientific products. The increase in sales of endoscope reprocessing products was primarily due to an increase in demand in the United States. The increase in sales of product service was primarily due to an increase in demand and market share in Canada.

          The Company believes that it has the opportunity to continue increasing its market share in the endoscope reprocessing segment. The majority of its product service segment is located in Canada where the Company's market share in its flexible endoscope service business is substantial; therefore, growth opportunities for its existing service business may be limited without the addition of new product servicing opportunities.

          Gross profit increased by $27,460,000, or 144.4%, to $46,476,000 in fiscal 2002, from $19,016,000 in fiscal 2001. Gross profit contributed by Minntech (excluding MediVators) for fiscal 2002 was $29,059,000; without the impact of the Minntech acquisition, gross profit of the Company's pre-existing businesses would have decreased by $1,599,000, or 8.4%, to $17,417,000 for fiscal 2002.

          Gross profit as a percentage of net sales was 38.7% in fiscal 2002, compared with 38.8% in fiscal 2001. During fiscal 2002, gross profit was adversely impacted by a $427,000 charge to cost of sales related to the sale of inventories which carried a step-up in value recorded as a result of purchase accounting; such charge reduced gross profit percentage by 0.4% for fiscal 2002. Minntech's (excluding MediVators) gross profit as a percentage of net sales was 40.4% for fiscal 2002; without the impact of the Minntech acquisition, gross profit as a percentage of net sales for fiscal 2002 would have been 36.2%.

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

          General and administrative expenses increased by $9,150,000 to $14,560,000 for fiscal 2002, from $5,410,000 for fiscal 2001. General and administrative expenses incurred by Minntech (excluding MediVators) for fiscal 2002 were $8,536,000; without the Minntech acquisition, general and administrative expenses of the Company's pre-existing businesses would have increased by $614,000 for fiscal 2002, principally due to the addition of business development personnel and related expenses and costs associated with the Company's listing of its Common Stock on the New York Stock Exchange.

          Research and development expenses increased by $2,902,000 to $3,851,000 for fiscal 2002, from $949,000 for fiscal 2001. Research and development expenses incurred by Minntech (excluding MediVators) for fiscal 2002 were $2,637,000; without the Minntech acquisition, research and development expenses of the Company's pre-existing businesses would have increased by $265,000 for fiscal 2002, principally due to costs related to MediVators' new endoscope reprocessing unit. The Company anticipates research and development expenses to increase in fiscal 2003 primarily due to costs associated with two specific projects; however, such increase is not expected to exceed 15.0% relative to the fiscal 2002 level of research and development expenses (assuming that Minntech had been included in the Company's results of operations for all of fiscal 2002).

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

          The Company's results of operations for fiscal 2002 also reflect income tax expense for its international subsidiaries at their respective statutory rates. The Company's international subsidiaries in Canada, The Netherlands and Japan had effective tax rates during fiscal 2002 of approximately 38.7%, 26.5% and 44.8%, respectively. The operations of the Company's subsidiaries in The Netherlands and Japan were part of the Minntech acquisition and are therefore included in the Company's results of operations only since September 7, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

          At July 31, 2003, the Company's working capital was $43,643,000, compared with $37,824,000 at July 31, 2002. This increase primarily reflects increases in cash and cash equivalents and decreases in accrued expenses and income taxes payable. Cash and cash equivalents increased due to earnings generated from continuing operations, partially offset by repayments under the Company's U.S. credit facilities, as indicated on the Consolidated Statements of Cash Flows. Accrued expenses decreased due primarily to the settlement of liabilities initially recorded in conjunction with the Minntech acquisition, including an accrual for sales and use taxes. Income taxes decreased due to geographic mix and the timing of tax payments.

          Net cash provided by operating activities was $11,828,000, $11,302,000 and $1,342,000 for fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, net cash provided by operating activities was primarily due to income from continuing operations after adjusting for depreciation and amortization and deferred income taxes and decreases in accounts receivable, partially offset by decreases in accounts payable and accrued expenses and income taxes payable. In fiscal 2002, net cash provided by operating activities was primarily due to income from continuing operations after adjusting for depreciation and amortization and deferred income taxes, and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and accrued expenses and income taxes payable. In fiscal 2001, net cash provided by operating activities was primarily due to income from continuing operations after adjusting for depreciation and amortization, and an increase in income taxes payable, partially offset by increases in accounts receivable and inventories.

          Net cash used in investing activities was $1,600,000 and $31,721,000 in fiscal 2003 and 2002, respectively, as compared with net cash provided by investing activities of $1,186,000 in fiscal

2001. In fiscal 2003, net cash used in investing activities was primarily for capital expenditures. In fiscal 2002, net cash used in investing activities was primarily for the acquisition of Minntech and capital expenditures. In fiscal 2001, net cash provided by investing activities was primarily due to proceeds from discontinued operations, partially offset by purchases of available-for-sale securities, professional fees related to the Minntech acquisition (such fees are included within other, net) and capital expenditures.

          Net cash used in financing activities was $7,327,000 in fiscal 2003, compared with net cash provided by financing activities of $27,754,000 in fiscal 2002 and $404,000 in fiscal 2001. In fiscal 2003, net cash used in financing activities was primarily due to repayments under the Company's credit facilities. In fiscal 2002, net cash provided by financing activities was primarily attributable to borrowings under the Company's credit facilities for the Minntech acquisition, net of related debt issuance costs, partially offset by repayments under these credit facilities. In fiscal 2001, net cash provided by financing activities was primarily due to proceeds from exercises of stock options.

          In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. Such credit facilities included (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (Cantel and Minntech are referred to as the "U.S. Borrowers") (the Term Loan Facility and the U.S. Revolving Credit Facility are collectively referred to as the "U.S. Credit Facilities"), and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") available for Carsen's future working capital requirements (the U.S. Credit Facilities and the Canadian Revolving Credit Facility are collectively referred to as the "Credit Facilities").

          In conjunction with the acquisitions of Biolab and Mar Cor on August 1, 2003, the Company amended its Credit Facilities as follows: i) outstanding borrowings under the Term Loan Facility were reset to $25,000,000 to finance a portion of the Mar Cor acquisition, (ii) Mar Cor was added as a guarantor under the U.S. Credit Facilities and the stock and assets of Mar Cor were pledged as security for such guaranty, (iii) the Canadian Revolving Credit

Facility was increased from $5,000,000 to $7,000,000, (iv) Biolab was added as a guarantor under the Canadian Revolving Credit Facility and the stock and assets of Biolab were pledged as security for such guaranty, (v) the maturity dates of the U.S. Credit Facilities were extended to March 31, 2008, (vi) certain financial covenants of the Credit Facilities were modified to reflect the effect of the acquisitions in the Company's anticipated future operating results and
(vii) the Company was permitted to guarantee the lease on Mar Cor's facility. The maturity date of the Canadian Revolving Credit Facility remains
September 7, 2006.

          Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lenders' base rate, or at rates ranging from 2.0% to 3.25% above LIBOR, depending upon the Company's consolidated ratio of debt to EBITDA. The base rates associated with the U.S. lenders and the Canadian lender were 4.0% and 4.75%, respectively, at July 31, 2003, and the LIBOR rates ranged from 1.06% to 1.12% at July 31, 2003. The margins applicable to the Company's outstanding borrowings at July 31, 2003 were 1.25% above the lenders' base rate and 2.50% above LIBOR. At July 31, 2003, all of the Company's outstanding borrowings were under LIBOR contracts. In order to protect its interest rate exposure, the Company entered into a three year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

          The U.S. Credit Facilities provide for available borrowings based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen and Biolab stock owned by Cantel); and are guaranteed by Minntech and Mar Cor. As of July 31, 2003, the Company was in compliance with the financial covenants under the Term Loan Facility and the U.S. Revolving Credit Facility, as amended on August 1, 2003.

          The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower and Biolab. As of July 31, 2003, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility, as amended on August 1, 2003.

          On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of

Minntech. At July 31, 2003, the Company had $20,750,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.

          In conjunction with the Mar Cor acquisition on August 1, 2003, the Company borrowed an additional $9,050,000; therefore, immediately after such acquisition, the Company had $29,800,000 outstanding under the U.S. Credit Facilities, including $25,000,000 under the Term Loan Facility. The Biolab acquisition did not require any borrowings under the Canadian Revolving Credit Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

          Aggregate annual required maturities of the Credit Facilities over the next five years and thereafter are as follows:

                 Year Ending July 31,
                     2004                        $  3,000,000
                     2005                           3,000,000
                     2006                           5,000,000
                     2007                           6,000,000
                     2008                          12,800,000
                     Thereafter                             -
                                                 ------------
                     Total                       $ 29,800,000
                                                 ============

          All of such maturing amounts reflect the repayment terms under the Credit Facilities, as amended on August 1, 2003. The amount maturing in fiscal 2008 includes the $4,800,000 currently outstanding under the U.S. Revolving Credit Facility since such amount is required to be repaid prior to the expiration date of this facility.

          Aggregate future minimum rental commitments at July 31, 2003 (exclusive of Biolab, Mar Cor, and Dyped) under operating leases for property and equipment are as follows:

                 Year Ending July 31,
                     2004                         $ 1,374,000
                     2005                           1,001,000
                     2006                             288,000
                     2007                              46,000
                     2008                               5,000
                     Thereafter                             -
                                                  -----------
                     Total rental commitments     $ 2,714,000
                                                  ===========

          The majority of Carsen's sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to the Olympus Agreement, and the majority of Carsen's sales of scientific products related to industrial technology equipment have been made pursuant to the Olympus Industrial Agreement, under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada. Both agreements expire on March 31, 2004. Carsen is subject to a minimum purchase requirement under the Olympus

Agreement of approximately $18.8 million during the contract year ending
March 31, 2004. For the contract year ended March 31, 2003, Carsen satisfied the minimum purchase requirement under the Olympus Agreement. If Carsen fulfills its obligations under the Olympus Agreement, the parties will establish new minimum purchase requirements and extend the Olympus Agreement through March 31, 2006.

          The MediVators Agreement expired on August 1, 2003, but was extended until November 7, 2003, under which Olympus is granted the exclusive right to distribute the majority of the Company's endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico. Minntech and Olympus have reached an agreement in principle to renew this distribution agreement for three years on substantially similar terms and expect to execute a formal agreement shortly. The MediVators Agreement provides for minimum purchase projections. Failure by Olympus to achieve 90% of the minimum purchase projections in any contract year gives Minntech the option to terminate the MediVators Agreement.

          The Company has determined that it will repatriate minimal amounts of existing and future accumulated profits from its international locations until existing NOLs are exhausted, which the Company estimates to be no earlier than fiscal 2005. Notwithstanding this strategy, the Company believes that its current cash position, anticipated cash flows from operations, (including its U.S. operations) and the funds available under its revolving credit facilities will be sufficient to satisfy the Company's cash operating requirements for the foreseeable future based upon its existing operations, including the acquisitions of Biolab, Mar Cor and Dyped. At October 2, 2003, approximately $18,309,000 was available under the revolving credit facilities.

          During fiscal 2003 compared with fiscal 2002, the average value of the Canadian dollar increased by approximately 5.2% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect the Company's results of operations because the Company's Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. During fiscal 2003, such strengthening of the Canadian dollar relative to the United States dollar had a positive impact upon the Company's results of operations. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company's assets that are denominated in Canadian dollars.

          Under the Canadian Revolving Credit Facility, Carsen has a $25,000,000 (United States dollars) foreign currency hedging facility which is available to hedge against the impact of such currency fluctuations on purchases of inventories. Total commitments for foreign currency forward contracts under this facility amounted to $19,650,000 (United States dollars) at October 2, 2003 and cover approximately 85% of Carsen's projected purchases of inventories through July 2004. These foreign currency forward contracts have been designated as cash flow hedge instruments. The weighted average exchange rate of the forward contracts open at October 2, 2003 was $1.4139 Canadian dollar per United States dollar, or $.7072 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on October 2, 2003 was $1.3412 Canadian dollar per United States dollar, or $.7456 United States dollar per Canadian dollar.

          During fiscal 2003 compared with fiscal 2002, the value of the euro increased by approximately 16.9% relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. During fiscal 2003, such strengthening of the euro relative to the United States dollar had an adverse impact upon the Company's overall results of operations. Such currency fluctuations also result in a change in the United States dollar value of the Company's assets that are denominated in euros.

          In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedges. There was one foreign currency forward contract amounting to EURO 4,934,000 at October 2, 2003 which covers certain assets and liabilities of Minntech's Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expires on October 31, 2003. Under its Credit Facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

          In accordance with Statement of Financial Accounting Standards No. 133, as amended, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"), all of the Company's foreign currency forward contracts are designated as hedges. Recognition of gains and losses related to the Canadian hedges is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts.

          For purposes of translating the balance sheet, at July 31, 2003 compared to July 31, 2002, the value of the Canadian dollar and the value of the euro increased by approximately 12.7% and 15.6%, respectively, compared to the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $3,637,000 for fiscal 2003, thereby increasing stockholders' equity.

          Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2003 and 2002 did not have a significant impact upon either the Company's results of operations or the translation of the balance sheet, primarily due to the fact that the Company's Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

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

          With respect to the fiscal 2004 acquisitions of Biolab, Mar Cor and Dyped, the Company is currently in the process of reviewing and evaluating their critical accounting policies. Based upon the completion of this process, the Company may need to enhance its future disclosure to capture all critical accounting policies for these acquired companies.

          The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

          REVENUE RECOGNITION

          Revenue on product sales (excluding certain sales of endoscope reprocessing equipment in the United States) is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to dialysis, filtration and separation and a portion of endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when the Company's distribution fleet is utilized. With respect to endoscopy and surgical and scientific products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of the Company's product sales occurs at the time of delivery. In certain instances, primarily with respect to an insignificant amount of the Company's sales of dialysis equipment and scientific products, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user. With respect to a portion of endoscopy and surgical and scientific product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer's purchase order specifies "ship-complete" as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

          Sales of a majority of the Company's endoscope reprocessing equipment to a third party distributor in the United States are recognized on a bill and hold basis. Such sales satisfy each of the following criteria: (i) the risks of ownership have passed to the third party distributor; (ii) the third party distributor must provide a written purchase order committing to the purchase of specified units; (iii) the bill and hold arrangement was specifically requested by the third party distributor for the purpose of minimizing the impact of multiple shipments of the units; (iv) the third party distributor provides specific instructions for shipment to customers, and completed units held by the Company for the third party distributor generally do not exceed three months of anticipated shipments; (v) the Company has no further performance obligations with respect to such units; (vi) completed units are invoiced to the third party distributor with 30 day payment terms and such receivables are generally satisfied within such terms; and (vii) completed units are ready for shipment and segregated in a designated section of the Company's warehouse reserved only for the third party distributor.

          Revenue on service sales is recognized when repairs are completed and the products are shipped to customers. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within costs of sales) at the time the sale is recognized.

          None of the Company's sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by the Company before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of the Company's sales of dialysis products. Price protection is not offered by the Company, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of the Company's products. With respect to certain of the Company's dialysis product customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition.

          The majority of the Company's dialysis products are sold to end-users; the majority of filtration and separation and endoscope reprocessing products are sold to third party distributors; the majority of endoscopy and surgical products are sold directly to hospitals; scientific products are sold to both hospitals and other end-users; and product service is sold to hospitals, third party distributors and other end-users. Sales to all of these customers follow the Company's revenue recognition policies.

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

          GOODWILL AND INTANGIBLE ASSETS

          Certain of the Company's identifiable intangible assets, including technology, customer lists, patents and non-compete agreements, are amortized on the straight-line method over their estimated useful lives which range from 2 to 20 years. Additionally, the Company has recorded goodwill and trademarks and tradenames, all of which have indefinite useful lives and are therefore not amortized. All of the Company's intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. The Company's management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations.

          WARRANTIES

          The Company provides for estimated costs that may be incurred to remedy deficiencies of quality or performance of the Company's products at the time of revenue recognition. Most of the Company's products have a one-year warranty, although a majority of the Company's endoscope reprocessing equipment in the United States may carry a warranty period of up to fifteen months. The Company records provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on the Company's results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

          INCOME TAXES

          The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. All of such evaluations require significant management judgments.

          BUSINESS COMBINATIONS

          Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. Certain liabilities are subjective in nature. The Company reflects such liabilities based upon the most recent information available.

          In conjunction with the acquisition of Minntech in fiscal 2002, such liabilities principally include certain state sales and use tax and state income tax exposures, as well as income tax liabilities related to the Company's foreign subsidiaries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts recorded.

          OTHER MATTERS

          The Company does not have any off balance sheet financial arrangements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

          Foreign currency market risk: A portion of the Company's products are imported from the Far East and Western Europe, Minntech sells a portion of its products outside of the United States, and Minntech's Netherlands subsidiary sells a portion of its products outside of the European Union. Consequently, the Company's business could be materially affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States, Canada and The Netherlands.

          Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars. Additionally, a portion of the sales of Carsen's Biolab subsidiary are to customers in the United States. Carsen's and Biolab's businesses could be materially affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen's financial statements are translated using the accounting policies described in note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had a positive impact in fiscal 2003 compared with fiscal 2002, and an adverse impact in fiscal 2002 compared with fiscal 2001, upon the Company's results of operations and stockholders' equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

          In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $12,721,000 (United States dollars) at July 31, 2003 and cover a portion of Carsen's projected purchases of inventories through June 2004.

          Changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the European Union and the United States had an adverse impact for fiscal 2003, compared with fiscal 2002, upon the Company's overall results of operations, and had a positive impact upon stockholders' equity, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to EURO 6,700,000 at July 31, 2003 which covers certain assets and liabilities of Minntech's Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expired on August 31, 2003. Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

          The functional currency of Minntech's Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2003 and 2002 did not have a significant impact upon either the Company's results of operations or the translation of the balance sheet, primarily due to the fact that the Company's Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

          Interest rate market risk: The Company has two credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada. During fiscal 2003, all of the Company's outstanding borrowings were under its United States credit facilities. In order to protect its interest rate exposure, the Company has entered into a three year interest rate cap expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. This interest rate cap agreement has been designated as a cash flow hedge instrument. At July 31, 2003, the fair value of such interest rate cap was less than $1,000.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

          The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

          The Company, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

          There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2003 Annual Meeting of Stockholders of the Registrant, except for the following:

          The Company has adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer and other officers and management personnel which will be posted on the Company's website, www.cantelmedical.com. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and other officers and management personnel by posting such information on its website.

ITEM 11.  EXECUTIVE COMPENSATION.

          Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2003 Annual Meeting of Stockholders of the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2003 Annual Meeting of Stockholders of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Incorporated by reference to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2003 Annual Meeting of Stockholders of the Registrant.

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

          1.   CONSOLIDATED FINANCIAL STATEMENTS:

               (i)    Report of Independent Auditors.

               (ii)   Consolidated Balance Sheets as of July 31, 2003 and 2002.

               (iii) Consolidated Statements of Income for the years ended July 31, 2003, 2002 and 2001.

               (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended July 31, 2003, 2002 and 2001.

               (v) Consolidated Statements of Cash Flows for the years ended July 31, 2003, 2002 and 2001.

               (vi)   Notes to Consolidated Financial Statements.

          2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

               (i) Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2003, 2002 and 2001.

          All other financial statement schedules are omitted since they are not required, not applicable, or the information has been included in the Consolidated Financial Statements or Notes thereto.

          3.   EXHIBITS:

          2(a) - Agreement and Plan of Merger dated as of May 30, 2001 by and among Cantel Medical Corp., Canopy Merger Corp. and Minntech Corporation. (Incorporated by reference to Exhibit (2) of Registrant's Current Report on Form 8-K dated May 31, 2001.)

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

          3(l) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on June 7, 2002. (Incorporated herein by reference to Exhibit 3(l) to Registrant's 2002 Annual Report on Form 10-K [the "2002 10-K"].)

          3(m) - Registrant's By-Laws adopted April 24, 2002. (Incorporated herein by reference to Exhibit 3(m) to Registrant's 2002 10-K.)

          10(a) - Registrant's 1991 Directors' Stock Option Plan. (Incorporated herein by reference to Exhibit 10(c) to Registrant's 1991 Annual Report on Form 10-K [the "1991 10-K"].)

          10(b) - Form of Stock Option Agreement under the Registrant's 1991 Directors' Stock Option Plan. (Incorporated herein by reference to Exhibit 10(d) to Registrant's 1991 10-K.)

          10(c) - Distribution Agreement between Carsen Group Inc. and Olympus America Inc., dated April 1, 1994. (Incorporated herein by reference to Exhibit 10(g) to Registrant's 1994 Annual Report on Form 10-K.)

          10(d) - Stock Option Agreement, dated as of October 17, 1996, between the Registrant and Charles M. Diker. (Incorporated herein by reference to Exhibit 10(v) to Registrant's 1996 Annual Report on Form 10-K.)

          10(e) - Registrant's 1997 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10(s) to Registrant's 1997 Annual Report on Form 10-K [the "1997 10-K"].)

          10(f) - Form of Incentive Stock Option Agreement under Registrant's 1997 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10(t) to Registrant's 1997 10-K.)

          10(g) - First Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc., dated as of August 26, 1997. (Incorporated herein by reference to Exhibit 10(y) to Registrant's 1997 10-K.)

          10(h) - Stock Option Agreement, dated as of October 16, 1997, between the Registrant and Charles M. Diker. (Incorporated herein by reference to Exhibit 10(x) to Registrant's 1998 Annual Report on Form 10-K [the "1998 10-K"].)

          10(i) - Form of Non-Plan Stock Option Agreement between the Registrant and Darwin C. Dornbush. (Incorporated herein by reference to Exhibit 10(y) to Registrant's 1998 10-K.)

          10(j) - Stock Option Agreement, dated as of October 5, 1998, between the Registrant and John W. Rowe. (Incorporated herein by reference to Exhibit 10(z) to Registrant's 1998 10-K.)

          10(k) - Employment Agreement, dated as of November 1, 2001, between Minntech Corporation and Roy K. Malkin. (Incorporated herein by reference to
Exhibit 10(n) to Registrant's 2002 10-K.)

          10(l) - Employment Agreement, dated as of November 1, 2001, between the Registrant and Craig A. Sheldon. (Incorporated herein by reference to Exhibit 10(o) to Registrant's 2002 10-K.)

          10(m) - Distributor Agreement dated as of August 1, 1999, between MediVators, Inc. and Olympus America Inc. - Endoscope Division. (Incorporated herein by reference to Exhibit 10(ee) to Registrant's 1999 Annual Report on Form 10-K [the "1999 10-K"].)

          10(n) - Stock Option Agreement, dated as of October 30, 1998, between the Registrant and Charles M. Diker. (Incorporated herein by reference to Exhibit 10(ff) to Registrant's 1999 10-K.)

          10(o) - Stock Option Agreement, dated as of March 10, 2000, between the Registrant and John W. Rowe. (Incorporated herein by reference to Exhibit 10(gg) to Registrant's 1999 10-K.)

          10(p) - Second Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc. dated as of October 6, 2000. (Incorporated herein by reference to Exhibit (1) of Registrant's Current Report on Form 8-K dated October 23, 2000.)

          10(q) - Registrant's 1998 Directors' Stock Option Plan. (Incorporated herein by reference to Exhibit 10(gg) to Registrant's 2000 10-K.)

          10(r) - Form of Quarterly Stock Option Agreement under the Registrant's 1998 Directors' Stock Option Plan. (Incorporated herein by reference to Exhibit 10(hh) to Registrant's 2000 10-K.)

          10(s) - Form of Annual Stock Option Agreement under the Registrant's 1998 Directors' Stock Option Plan. (Incorporated herein by reference to Exhibit 10(ii) to Registrant's 2000 10-K.)

          10(t) - Stock Option Agreement, dated as of October 10, 2000, between the Registrant and Joseph M. Cohen. (Incorporated herein by reference to Exhibit 10(jj) to Registrant's 2000 10-K.)

          10(u) - Credit Agreement dated as of September 7, 2001 among Cantel Medical Corp., the Banks, Financial Institutions and Other Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association. (Incorporated herein by reference to Exhibit 10(aa) to Registrant's 2001 10-K.)

          10(v) - Loan Agreement dated as of September 7, 2001 between Carsen Group Inc. and National Bank of Canada. (Incorporated herein by reference to Exhibit 10(bb) to Registrant's 2001 10-K.)

          10(w) - Stock Option Agreement dated as of September 7, 2001 between the Registrant and Fred L. Shapiro. (Incorporated herein by reference to Exhibit 10(cc) to Registrant's 2001 10-K.)

          10(x) - Minntech Emeritus Director Consulting Plan. (Incorporated herein by reference to Exhibit 10 to Minntech's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

          10(y) - Amendment to Emeritus Director Consulting Plan effective September 26, 1996 (Incorporated herein by reference to Exhibit 10(b) to Minntech's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

          10(z) - Minntech Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2000 (Incorporated herein by reference to
Exhibit 10(m) to Minntech's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000 [the "Minntech July 2000 10-Q"].)

          10(aa) - Employment Agreement between Minntech and Paul E. Helms dated September 1, 1996, as amended April 1, 1997 (Incorporated herein by reference to
Exhibit 10(r) to Minntech's July 2000 10-Q.)

          10(bb) - Third Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc. dated as of April 1, 2001. (Incorporated herein by reference to Exhibit 10(gg) to Registrant's 2002 10-K.)

          10(cc) - First Amendment to Credit Agreement among Cantel Medical Corp., the Banks, Financial Institutions and Other Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association dated as of August 1, 2003.

          10(dd) - Amended and Restated Loan Agreement between Carsen Group Inc. and National Bank of Canada dated as of August 1, 2003.

          10(ee) - Employment Agreement, dated as of November 14, 2002, between the Registrant and Seth R. Segel. (Incorporated by reference to Exhibit 10(a) to Registrant's October 31, 2002 Quarterly Report on Form 10-Q [the "October 2002 10-Q"].)

          10(ff) Stock Option Agreement, dated as of November 14, 2002, between the Registrant and Seth R. Segel (Incorporated by reference to Exhibit 10(b) to Registrant's October 2002 10-Q.)

          21 - Subsidiaries of Registrant.

          23 - Consent of Ernst & Young LLP.

          31.1 - Certification of Principal Executive Officer.

          31.2 - Certification of Principal Financial Officer.

          32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   REPORTS ON FORM 8-K:

          There were no reports on Form 8-K filed during the three months ended July 31, 2003.

                                   SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CANTEL MEDICAL CORP.

Date:  October 29, 2003            By: /s/ James P. Reilly
                                      --------------------------------------
                                     James P. Reilly, President and Chief
                                     Executive Officer (Principal Executive
                                     Officer)
                                   By: /s/ Craig A. Sheldon
                                      ------------------------------------
                                     Craig A. Sheldon, Senior Vice President and
                                     Chief Financial Officer (Principal
                                     Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker                            Date:    October 29, 2003
----------------------------
Charles M. Diker, a Director
and Chairman of the Board

/s/ Alan J. Hirschfield                         Date:    October 29, 2003
----------------------------
Alan J. Hirschfield, a Director
and Vice Chairman of the Board

/s/ Robert L. Barbanell                         Date:    October 29, 2003
----------------------------
Robert L. Barbanell, a Director

/s/ Joseph M. Cohen                             Date:    October 29, 2003
----------------------------
Joseph M. Cohen, a Director

/s/ Darwin C. Dornbush                          Date:    October 29, 2003
----------------------------
Darwin C. Dornbush, a Director

                                                Date:    October 29, 2003
----------------------------
Morris W. Offit, a Director


/s/ James P. Reilly                             Date:    October 29, 2003
----------------------------
James P. Reilly, a Director and President

/s/ John W. Rowe                                Date:    October 29, 2003
----------------------------
John W. Rowe, a Director

/s/ Fred L. Shapiro                             Date:    October 29, 2003
----------------------------
Fred L. Shapiro, a Director

/s/ Bruce Slovin                                Date:    October 29, 2003
----------------------------
Bruce Slovin, a Director

                              CANTEL MEDICAL CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS


                                  JULY 31, 2003

                                    CONTENTS

Report of Independent Auditors............................................F-1

Financial Statements

     Consolidated Balance Sheets..........................................F-2
     Consolidated Statements of Income....................................F-3
     Consolidated Statements of Changes
        in Stockholders' Equity...........................................F-4
     Consolidated Statements of Cash Flows................................F-5
     Notes to Consolidated Financial Statements...........................F-6

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. as of July 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. at July 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ ERNST & YOUNG LLP


MetroPark, New Jersey
September 26, 2003

                              CANTEL MEDICAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                (Dollar Amounts in Thousands, Except Share Data)

                                                                                      JULY 31,
                                                                                 2003         2002
                                                                              ------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $   17,018    $   12,565
   Accounts receivable, net of allowance for doubtful accounts
     of $1,126 in 2003 and $1,041 in 2002                                         23,424        23,054
   Inventories                                                                    17,900        17,331
   Deferred income taxes                                                           2,780         3,670
   Prepaid expenses and other current assets                                         808         1,518
                                                                              ----------    ----------
Total current assets                                                              61,930        58,138

Property and equipment, at cost:
   Land, building and improvements                                                13,501        13,206
   Furniture and equipment                                                        15,045        13,940
   Leasehold improvements                                                            513           533
                                                                              ----------    ----------
                                                                                  29,059        27,679
   Less accumulated depreciation and amortization                                 (7,323)       (4,695)
                                                                              ----------    ----------
                                                                                  21,736        22,984
Intangible assets, net                                                             6,998         7,788
Goodwill                                                                          16,398        16,376
Other assets                                                                       2,748         2,528
                                                                              ----------    ----------
                                                                              $  109,810    $  107,814
                                                                              ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                          $    3,000    $    2,750
   Accounts payable                                                                7,398         6,288
   Compensation payable                                                            2,372         2,722
   Accrued expenses                                                                4,886         6,347
   Income taxes payable                                                              631         2,207
                                                                              ----------    ----------
Total current liabilities                                                         18,287        20,314

Long-term debt                                                                    17,750        25,750
Deferred income taxes                                                              1,915         2,058
Other long-term liabilities                                                        1,676         1,781

Commitments and contingencies                                                          -             -

Stockholders' equity:
   Preferred Stock, par value $1.00 per share; authorized
      1,000,000 shares; none issued                                                    -             -
   Common Stock, par value $.10 per share; authorized
      20,000,000 shares; issued 2003 - 9,580,452 shares, outstanding 2003 -
      9,309,368 shares; issued 2002- 9,491,118 shares, outstanding 2002 -
      9,221,003 shares                                                               958           949
    Additional capital                                                            49,634        48,740
    Retained earnings                                                             19,539        11,629
    Accumulated other comprehensive income (loss)                                  1,255        (2,215)
    Treasury Stock, 2003 - 271,084 shares at cost;
        2002 - 270,115 shares at cost                                             (1,204)       (1,192)
                                                                              ----------    ----------
Total stockholders' equity                                                        70,182        57,911
                                                                              ----------    ----------
                                                                              $  109,810    $  107,814
                                                                              ==========    ==========

See accompanying notes.

                              CANTEL MEDICAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
              (Dollar Amounts in Thousands, Except Per Share Data)

                                                                YEAR ENDED JULY 31,
                                                           2003         2002         2001
                                                        ----------   ----------   ----------
Net sales:
  Product sales                                         $  119,694   $  111,225   $   41,984
  Product service                                            9,563        8,769        7,011
                                                        ----------   ----------   ----------
Total net sales                                            129,257      119,994       48,995
                                                        ----------   ----------   ----------

Cost of sales:
  Product sales                                             75,213       68,165       26,350
  Product service                                            5,850        5,353        3,629
                                                        ----------   ----------   ----------
Total cost of sales                                         81,063       73,518       29,979
                                                        ----------   ----------   ----------

Gross profit                                                48,194       46,476       19,016

Expenses:
  Selling                                                   17,309       14,759        5,692
  General and administrative                                12,816       14,560        5,410
  Research and development                                   4,528        3,851          949
                                                        ----------   ----------   ----------
Total operating expenses                                    34,653       33,170       12,051
                                                        ----------   ----------   ----------

Income from continuing operations before interest
  expense (income) and income taxes                         13,541       13,306        6,965

Interest expense (income)                                    1,326        2,176          (42)
                                                        ----------   ----------   ----------

Income from continuing operations before income taxes       12,215       11,130        7,007

Income taxes                                                 4,305        3,978        2,851
                                                        ----------   ----------   ----------

Income from continuing operations                            7,910        7,152        4,156

Gain on disposal of discontinued operations                      -            -          225
                                                        ----------   ----------   ----------

Net income                                              $    7,910   $    7,152   $    4,381
                                                        ==========   ==========   ==========

Earnings per common share:
  Basic:
    Continuing operations                               $     0.85   $     0.81   $     0.62
    Discontinued operations                                      -            -         0.03
                                                        ----------   ----------   ----------
  Net income                                            $     0.85   $     0.81   $     0.65
                                                        ==========   ==========   ==========

  Diluted:
    Continuing operations                               $     0.80   $     0.74   $     0.56
    Discontinued operations                                      -            -         0.03
                                                        ----------   ----------   ----------
  Net income                                            $     0.80   $     0.74   $     0.59
                                                        ==========   ==========   ==========

See accompanying notes.

                              CANTEL MEDICAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                       YEARS ENDED JULY 31, 2003, 2002 AND 2001

                                     COMMON STOCK                                                                      TOTAL
                            ------------------------                            ACCUMULATED                 TOTAL      COMPRE-
                             NUMBER OF                                             OTHER       TREASURY     STOCK-    HENSIVE
                               SHARES                  ADDITIONAL   RETAINED   COMPREHENSIVE    STOCK,     HOLDERS'   INCOME
                            OUTSTANDING     AMOUNT      CAPITAL     EARNINGS   INCOME (LOSS)   AT COST      EQUITY     (LOSS)
                            -----------   ----------   ----------   --------   -------------   --------   ---------   --------
Balance, July 31, 2000        6,657,572   $      690   $   19,272   $     96   $      (2,097)  $   (798)  $  17,163

  Exercises of options          181,342           20          731                                  (222)        529
  Unrealized gain on
      available-for-sale
      securities                                                                         332                    332   $    332
  Unrealized gain on
      currency hedging                                                                    31                     31         31
  Translation adjustment                                                                (409)                  (409)      (409)
  Net income                                                           4,381                                  4,381      4,381
                                                                                                                      --------
Total comprehensive
   income for fiscal 2001                                                                                             $  4,335
                            -----------   ----------   ----------   --------   -------------   --------   ---------   ========
Balance, July 31, 2001        6,838,914          710       20,003      4,477          (2,143)    (1,020)     22,027

  Exercises of options          181,245           19          812                                  (172)        659
  Issuance for
     Minntech acquisition     2,201,082          220       27,925                       (332)                27,813
  Stock-split fractional
      share adjustment             (238)                                                                          -
  Unrealized loss on
      interest rate cap                                                                 (121)                  (121)  $   (121)
  Unrealized gain on
      currency hedging                                                                    29                     29         29
  Translation adjustment                                                                 352                    352        352
  Net income                                                           7,152                                  7,152      7,152
                                                                                                                      --------
Total comprehensive
   income for fiscal 2002                                                                                             $  7,412
                            -----------   ----------   ----------   --------   -------------   --------   ---------   ========
Balance, July 31, 2002        9,221,003          949       48,740     11,629          (2,215)    (1,192)     57,911

  Exercises of options           88,470            9          426                                   (12)        423
  Income tax benefit
     from exercises of
     stock options                                            468                                               468
  Fractional share
     adjustment for
     Minntech acquisition          (105)                                                                          -
  Unrealized gain on
      interest rate cap                                                                   61                     61   $     61
  Unrealized loss on
      currency hedging                                                                  (228)                  (228)      (228)
  Translation adjustment                                                               3,637                  3,637      3,637
  Net income                                                           7,910                                  7,910      7,910
                                                                                                                      --------
Total comprehensive
   income for fiscal 2003                                                                                             $ 11,380
                            -----------   ----------   ----------   --------   -------------   --------   ---------   ========
Balance, July 31, 2003        9,309,368   $      958   $   49,634   $ 19,539   $       1,255   $ (1,204)  $  70,182
                            ===========   ==========   ==========   ========   =============   ========   =========

See accompanying notes.

                               CANTEL MEDICAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar Amounts in Thousands)

                                                                             YEAR ENDED JULY 31,
                                                                      2003         2002          2001
                                                                    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                                   $   7,910    $   7,152    $   4,156
Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
    Income from discontinued operations                                     -            -          225
    Depreciation and amortization                                       3,576        3,434          553
    Amortization of debt issuance costs                                   453          484            -
    Deferred income taxes                                               1,014        1,139            -
    Changes in assets and liabilities:
      Accounts receivable                                                 952        1,078       (3,025)
      Inventories                                                         483          889       (1,350)
      Prepaid expenses and other current assets                           413           85           99
      Accounts payable and accrued expenses                            (1,309)      (1,934)        (489)
      Income taxes                                                     (1,664)      (1,025)       1,173
                                                                    ---------    ---------    ---------
Net cash provided by operating activities                              11,828       11,302        1,342
                                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                   (1,095)      (1,590)        (367)
Purchases of available-for-sale securities                                  -            -         (725)
Acquisition of Minntech, net of cash acquired                               -      (30,194)           -
Acquisition of Technimed                                                    -         (279)           -
Cash (used in) provided by discontinued operations                        (19)         (58)         773
Proceeds from transfer of discontinued operations                           -            -        2,350
Other, net                                                               (486)         400         (845)
                                                                    ---------    ---------    ---------
Net cash (used in) provided by investing activities                    (1,600)     (31,721)       1,186
                                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings for Minntech acquisition, net of debt issuance costs             -       32,595            -
Repayments under term loan facility                                    (2,750)      (1,500)           -
Net repayments under revolving credit facilities                       (5,000)      (4,000)        (125)
Proceeds from exercises of stock options                                  423          659          529
                                                                    ---------    ---------    ---------
Net cash (used in) provided by financing activities                    (7,327)      27,754          404
                                                                    ---------    ---------    ---------

Effect of exchange rate changes on cash and cash equivalents            1,552          180          (51)
                                                                    ---------    ---------    ---------

Increase in cash and cash equivalents                                   4,453        7,515        2,881
Cash and cash equivalents at beginning of year                         12,565        5,050        2,169
                                                                    ---------    ---------    ---------
Cash and cash equivalents at end of year                            $  17,018    $  12,565    $   5,050
                                                                    =========    =========    =========

See accompanying notes.

                              CANTEL MEDICAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

1.        BUSINESS DESCRIPTION

Cantel Medical Corp. ("Cantel") had two wholly-owned operating subsidiaries (collectively, with Cantel, referred to as the "Company") at July 31, 2003.

Minntech Corporation ("Minntech"), which was acquired in September 2001, designs, develops, manufactures, markets and distributes disinfection/sterilization reprocessing systems, sterilants and other supplies for renal dialysis, filtration and separation products for medical and non-medical applications and endoscope reprocessing systems, sterilants and other supplies. The Company's MediVators, Inc. ("MediVators") subsidiary, which accounted for the majority of the Company's endoscope reprocessing business, was combined with Minntech's existing facilities in September 2002 and was legally merged into Minntech in November 2002. Carsen Group Inc. ("Carsen" or "Canadian subsidiary") is engaged in the marketing and distribution of endoscopy and surgical, endoscope reprocessing and scientific products in Canada. The Company also provides technical maintenance services for its products.

On August 1, 2003, the Company completed its acquisition of two companies in the water treatment industry, as more fully described in note 3 to the Consolidated Financial Statements. Biolab Equipment Ltd. ("Biolab"), which became a wholly-owned subsidiary of Carsen, designs and manufactures ultra-pure water systems for the medical, pharmaceutical, biotechnology, research and semiconductor industries and provides services required to produce and maintain high purity water. Mar Cor Services, Inc. ("Mar Cor") which became a wholly-owned subsidiary of Cantel, provides water treatment equipment design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries.

In May 2002, the Company issued 3,143,000 additional shares in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on May 14, 2002 to stockholders of record on May 7, 2002. The effect of the stock split has been recognized retroactively in the stockholders' equity accounts in the Consolidated Statements of Changes in Stockholders' Equity, and all share data in the Consolidated Statements of Income, Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Cantel Medical Corp. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

          REVENUE RECOGNITION

Revenue on product sales (excluding certain sales of endoscope reprocessing equipment in the United States) is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to dialysis, filtration and separation and a portion of endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when the Company's distribution fleet is utilized. With respect to endoscopy and surgical and scientific products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of the Company's product sales occurs at the time of delivery. In certain instances, primarily with respect to an insignificant amount of the Company's sales of dialysis equipment and scientific products, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user. With respect to a portion of endoscopy and surgical and scientific product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer's purchase order specifies "ship-complete" as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

Sales of a majority of the Company's endoscope reprocessing equipment to a third party distributor in the United States are recognized on a bill and hold basis as more fully described in note 11 to the Consolidated Financial Statements. Such sales satisfy each of the following criteria: (i) the risks of ownership have passed to the third party distributor; (ii) the third party distributor must provide a written purchase order committing to the purchase of specified units; (iii) the bill and hold arrangement was specifically requested by the third party distributor for the purpose of minimizing the impact of multiple shipments of the units; (iv) the third party distributor provides specific instructions for shipment to customers, and completed units held by the Company for the third party distributor generally do not exceed three months of anticipated shipments; (v) the Company has no further performance obligations with respect to such units; (vi) completed units are invoiced to the third party distributor with 30 day payment terms and such receivables are generally satisfied within such terms; and (vii) completed units are ready for shipment and segregated in a designated section of the Company's warehouse reserved only for the third party distributor.

Revenue on service sales is recognized when repairs are completed and the products are shipped to customers. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within costs of sales) at the time the sale is recognized.

None of the Company's sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by the Company before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of the Company's sales of dialysis products. Price protection is not offered by the Company, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of the Company's products. With respect to certain of the Company's dialysis product customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $288,000 and $203,000 in fiscal 2003 and 2002, respectively.

The majority of the Company's dialysis products are sold to end-users; the majority of filtration and separation and endoscope reprocessing products are sold to third party distributors; the majority of endoscopy and surgical products are sold directly to hospitals; scientific products are sold to both hospitals and other end-users; and product service is sold to hospitals, third party distributors and other end-users. Sales to all of these customers follow the Company's revenue recognition policies.

          TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

Assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at year-end exchange rates; sales and expenses are translated using average exchange rates during the year. The cumulative effect of the translation of the accounts of the foreign subsidiaries is presented as a component of accumulated other comprehensive income or loss. Foreign exchange gains and losses related to the purchase of inventories are included in cost of sales. Foreign exchange gains and losses related to the conversion of foreign assets and liabilities into foreign subsidiaries' functional currencies are included in general and administrative expenses.

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

          PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on either the straight-line method or, for certain furniture and equipment, the declining balance method, over the estimated useful lives of the assets which generally range from 3-15 years for furniture and equipment, 5-32 years for buildings and improvements and the life of the lease for leasehold improvements. Depreciation and amortization expense related to property and equipment for fiscal 2003, 2002 and 2001 was $2,716,000, $2,654,000 and $410,000,
respectively.

          GOODWILL AND INTANGIBLE ASSETS

Certain of the Company's identifiable intangible assets, including technology, customer lists, patents and non-compete agreements, are amortized on the straight-line method over their estimated useful lives which range from 2 to 20 years. Additionally, the Company has recorded goodwill and trademarks and tradenames, all of which have indefinite useful lives and are therefore not amortized. All of the Company's intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. The Company's management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for impairment, management uses a two-step process that begins with an estimation of the fair value of the intangible assets or, for goodwill, the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. On July 31, 2003, management concluded that none of the Company's intangible assets or goodwill were impaired since the individual fair values of its intangible assets and operating segments exceeded their carrying values.

Prior to fiscal 2002, the Company amortized goodwill. Goodwill amortization amounted to $35,000 during fiscal 2001.

          OTHER ASSETS

Debt issuance costs associated with the credit facilities for the Minntech merger are amortized to interest expense over the original five-year life of the credit facilities, except for debt issuance costs related to an interest rate cap which are amortized over a three year period, as more fully described in notes 5 and 9 to the Consolidated Financial Statements. As of July 31, 2003 and 2002, such debt issuance costs, net of related amortization, are included in other assets and amounted to $1,008,000 and $1,384,000, respectively.

Inventories of sales samples which have not turned over within one year and medical loaners available for customers are also included in other assets and are carried at the lower of cost or net realizable value.

          WARRANTIES

The Company provides for estimated costs that may be incurred to remedy deficiencies of quality or performance of the Company's products at the time of revenue recognition. Most of the Company's products have a one year warranty, although a majority of the Company's endoscope reprocessing equipment in the United States may carry a warranty period of up to fifteen months. The Company records provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on the Company's results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

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

          STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE" ("SFAS 148"). SFAS 148 amends the disclosure requirements of SFAS No. 123, "STOCK-BASED COMPENSATION" ("SFAS 123") to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. SFAS 148 also provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123, but does not require a company to use the fair value method.

The Company accounts for its stock option plans using the intrinsic value method under the provisions of Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. At July 31, 2003, the Company had three stock option plans in addition to outstanding non-plan stock options, as more fully described in note 12 to the Consolidated Financial Statements. Under the provisions of APB 25, the Company grants stock options with exercise prices at the fair value of the shares at the date of grant and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been as follows:

                                                                                  Year Ended July 31,
                                                                    -----------------------------------------------
                                                                        2003              2002             2001
                                                                    ------------     -------------    -------------
Income from continuing operations:
  As reported                                                       $   7,910,000    $   7,152,000    $   4,156,000
  Stock-based employee compen-
    sation expense, net of
    related tax effects                                                (1,183,000)      (1,215,000)        (454,000)
                                                                    -------------    -------------    -------------
  Pro forma                                                         $   6,727,000    $   5,937,000    $   3,702,000
                                                                    =============    =============    =============

  Earnings per common share from continuing operations - basic:
  As reported                                                       $        0.85    $        0.81    $        0.62
  Pro forma                                                         $        0.73    $        0.67    $        0.55

  Earnings per common share From continuing operations - diluted:
  As reported                                                       $        0.80    $        0.74    $        0.56
  Pro forma                                                         $        0.68    $        0.61    $        0.50

The pro forma effect on income from continuing operations for these years may not be representative of the pro forma effect on income from continuing operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for fiscal 2003, 2002 and 2001: expected dividend yield of 0%; expected stock price volatility ranging from .31 to .69; risk-free interest rate at date of grant ranging from 2.27% to 4.74%; and expected weighted average option lives of 1-10 years. Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted in fiscal 2003 under the 1998 Director's Plan or non-plan options. Such options were tax-effected using the Company's estimated U.S. effective tax rate. The weighted average fair value of options granted in fiscal 2003, 2002 and 2001 was $4.87, $5.62 and $7.29 per share, respectively.

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

          ADVERTISING COSTS

The Company's policy is to expense advertising costs as they are incurred. Advertising costs charged to expenses were $186,000, $146,000 and $26,000 for fiscal 2003, 2002 and 2001, respectively.

          INCOME TAXES

The Company accounts for income taxes by the liability method as prescribed by SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. All of such evaluations require significant management judgments.

Approximately $10,468,000 of the undistributed earnings of the Company's foreign subsidiaries was considered to be indefinitely reinvested at July 31, 2003. Accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings.

          BUSINESS COMBINATIONS

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. Certain liabilities are subjective in nature. The Company reflects such liabilities based upon the most recent information available.

In conjunction with the acquisition of Minntech in fiscal 2002, such liabilities principally include certain state sales and use tax and state income tax exposures, as well as income tax liabilities related to the Company's foreign subsidiaries.

The ultimate settlement of such liabilities may be for amounts which are different from the amounts recorded.

          USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          RECLASSIFICATIONS

Certain items in the July 31, 2002 and 2001 financial statements have been reclassified from amounts previously reported to conform to the presentation of the July 31, 2003 financial statements. These reclassifications relate to the operating segment classifications of certain sales and related cost of sales and identifiable assets.

          NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company formally adopted SFAS 150 on August 1, 2003, which is the beginning of its 2004 fiscal year. The adoption of SFAS 150 did not have any impact on the Company's financial statements.

In May 2003, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. The guidance in Issue 00-21 is effective for revenue arrangements entered into in reporting periods (annual or interim) beginning after June 15, 2003. The Company formally adopted EITF No. 00-21 on August 1, 2003, which is the beginning of its 2004 fiscal year. The adoption of EITF 00-21 had no impact on the Company's operating results or financial position since the Company has historically recognized revenue under its multiple deliverable arrangements in a manner consistent with the guidance of EITF 00-21.

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

In January 2003, the FASB issued Financial Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The Company adopted FIN 46 on February 1, 2003. The adoption of FIN 46 had no impact on the Company's operating results or financial position as the Company does not have any variable interest entities.

In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 had no significant impact on the Company's financial position or results of operations. Disclosure requirements of FIN 45 are included in notes 7 and 9 to the Company's consolidated financial statements.

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

3.        ACQUISITIONS

          MINNTECH

On September 7, 2001, the Company completed its acquisition of Minntech, a public company based in Plymouth, Minnesota, in a merger transaction. Minntech is a leader in the development, manufacturing, and marketing of disinfection/sterilization reprocessing systems and sterilants for renal dialysis as well as filtration and separation products for medical and non-medical applications. The products are available through Minntech's distribution network in the United States and in many international markets.

The reasons for the acquisition of Minntech were the: (i) overall strategic fit between Cantel and Minntech relative to their respective product lines, markets and distribution channels; (ii) expectation that the merger would be accretive to Cantel's future earnings per share, increase the liquidity of Cantel's common stock and better position the Company to utilize its existing net operating loss carryforwards to offset taxable income generated in the United States; (iii) potential synergies and efficiencies that could be realized through a combination of the companies; (iv) complementary nature of the companies' infection prevention and control and medical device reprocessing products, thereby giving the combined company an expanded range of products and technology in medical device reprocessing; (v) opportunity to diversify into non-hospital markets with a direct non-hospital based sales force, thus enabling the combined company to take advantage of cross-selling opportunities, joint-product development, joint-marketing and distribution and other new business initiatives; (vi) opportunity to further expand internationally, particularly in Europe and Asia; (vii) potential growth of Minntech's filtration business and the potential expansion of hemofiltration technologies into emerging therapeutic blood procedures; (viii) opportunity for Cantel to further expand its business into the design, manufacture and distribution of proprietary products; (ix) enhancement of Cantel's research and development capabilities; and (x) access by Cantel to Minntech's proprietary liquid chemical germicide manufacturing expertise. Such reasons for the acquisition of Minntech include all of the significant factors contributing to a purchase price that resulted in recognition of goodwill.

Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and a fraction of a share of Cantel common stock having a value of $4.25. With respect to the stock portion of the consideration, Cantel issued approximately 2,201,000 shares of common stock in the merger. The total consideration for the transaction, including transaction costs, was approximately $78,061,000 (as adjusted for fractional shares, and included cash of $41,396,000, shares of Cantel common stock with a fair market value, based upon the closing price of Cantel common stock on the date of the acquisition, of $28,144,000, Cantel's existing investment in Minntech of $725,000 and final transaction costs, including severance obligations, of approximately $7,796,000). The transaction was accounted for as a purchase and in accordance with the provisions of SFAS No. 141, "BUSINESS COMBINATIONS" ("SFAS 141"). Minntech is reflected in the Company's results of operations for fiscal 2003, the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of operations for fiscal 2001.

In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities, as discussed in note 9 to the Consolidated Financial Statements.

The purchase price was allocated to the assets acquired and assumed liabilities as follows: cash and cash equivalents $17,395,000; accounts receivable $12,342,000; inventories $10,205,000; prepaids and other current assets $7,026,000; property and equipment $22,932,000; intangible assets $7,705,000; other noncurrent assets $594,000; current liabilities $11,143,000; noncurrent deferred income tax liabilities $6,430,000; and other long-term liabilities $1,766,000. Intangible assets acquired of $7,705,000 included the following: current technology $4,459,000 (14 year life), customer relationships $1,952,000 (7 year life), trademarks and tradenames $1,015,000 (indefinite life) and covenant-not-to-compete $279,000 (2 year life). The weighted average life of these intangible assets (excluding such assets with an indefinite life) was approximately 11.5 years. There were no in-process research and development projects acquired in connection with the acquisition. Additionally, in conjunction with the purchase accounting, Cantel reversed the valuation allowance associated with its deferred tax assets originating from net operating loss carryforwards ("NOLs"), resulting in $3,583,000 of net deferred tax assets. The excess purchase price of $15,618,000 was assigned to goodwill.

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

Certain of the assumed liabilities are subjective in nature. These liabilities have been reflected based upon the most recent information available, and principally include certain state sales and use tax and state income tax exposures and income tax liabilities related to the Company's foreign subsidiaries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts presently recorded. During fiscal 2003, the Company recorded favorable state sales tax adjustments in the amount of $823,000 related to the settlement of these liabilities; such amounts have been reflected as a reduction of general and administrative expenses in the accompanying Consolidated Statements of Income and have been included in the dialysis operating segment.

Selected unaudited pro forma consolidated statements of income data assuming that Minntech was included in the Company's results of operations as of the beginning of the years ended July 31, 2002 and 2001 is as follows:

                                                   Year Ended July 31,
                                          2003            2002           2001
                                      -------------   -------------   -------------
Net sales                             $ 129,257,000   $ 127,819,000   $ 127,442,000
Income from continuing
  operations                              7,910,000       6,721,000       5,241,000
Earnings per share:
  Basic                               $        0.85   $        0.74   $        0.59
  Diluted                             $        0.80   $        0.68   $        0.55
Weighted average common shares:
  Basic                                   9,268,000       9,105,000       8,909,000
  Diluted                                 9,849,000       9,937,000       9,566,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the merger actually occurred at the beginning of fiscal 2001, nor does it necessarily indicate the combined company's future operating results. This information also does not reflect any cost savings from operating efficiencies or other improvements which may be achieved by combining the companies.

The results presented in the selected unaudited pro forma consolidated statements of income data have been prepared using the following assumptions:
(i) cost of sales reflects a step-up in the cost basis of Minntech's inventories; (ii) amortization of intangible assets and depreciation and amortization of property and equipment is based upon the final appraised fair values and useful lives of such assets; (iii) in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), no amortization expense for the goodwill generated as a result of the merger has been reflected; (iv) interest expense on the senior bank debt at an effective interest rate of 7% per annum; and (v) calculation of the income tax effects of the pro forma adjustments.

Minntech's results of operations for the twelve months ended July 31, 2001 included charges of approximately $1,540,000 for sales and use taxes and $300,000 in legal and consulting expenses associated with the merger.

          TECHNIMED

On November 1, 2001, the Company acquired substantially all of the assets, business and properties of Technimed Instruments Inc. and Technimed International Inc. (collectively "Technimed") for approximately $405,000, which included cash of approximately $241,000 and a note payable in three equal annual installments with a present value of approximately $164,000. This transaction was accounted for as a purchase and in accordance with the provisions of SFAS 141.

The purchase price was allocated to the assets acquired and assumed liabilities as follows: current assets $148,000; property and equipment $30,000; intangible assets $172,000; current liabilities $105,000; and long-term liabilities $12,000. The excess purchase price of $172,000 was assigned to goodwill. The acquisition and subsequent results of Technimed did not have a significant impact upon the Company's results of operations for fiscal 2003 or 2002.

Technimed was a private company based in Montreal, Canada servicing medical equipment, including rigid endoscopes and hand-held surgical instrumentation.

          BIOLAB

On August 1, 2003, the Company acquired all of the issued and outstanding stock of Biolab, a private company in the water treatment industry with annual revenues of approximately $10,000,000. The total consideration for the transaction, including estimated transaction costs and assumption of debt, was approximately $7,800,000. Under the terms of the purchase agreement, the Company may pay additional consideration up to an aggregate of $3,000,000 based upon Biolab achieving specified targets of earnings before interest, taxes, depreciation and amortization ("EBITDA") during the three year period ending July 31, 2006. References herein to Biolab includes Biolab and its subsidiaries.

In conjunction with the acquisition of Biolab, Carsen amended its existing Canadian working capital credit facility, as discussed in note 9 to the Consolidated Financial Statements.

Biolab designs and manufactures ultra-pure water systems for the medical, pharmaceutical, biotechnology, research and semiconductor industries and provides services required to produce and maintain high purity water. Biolab has locations in Oakville, Ontario and Dorval, Quebec.

          MAR COR

On August 1, 2003, the Company acquired all of the issued and outstanding stock of Mar Cor, a private company in the water treatment industry with annual revenues of approximately $10,000,000. The total consideration for the transaction, including estimated transaction costs and assumption of debt, was approximately $8,350,000.

Mar Cor, based in Skippack, Pennsylvania, is a service-oriented company providing design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries.

In conjunction with the acquisition of Mar Cor, the Company amended its existing U.S. credit facilities to fund the cash consideration paid and costs associated with the acquisition, as discussed in note 9 to the Consolidated Financial Statements.

The reasons for the acquisitions of Biolab and Mar Cor were as follows: (i) the overall strategic fit of water treatment with the Company's existing dialysis and filtration technology businesses; (ii) the opportunity to grow the Company's existing businesses and the water treatment business by combining Minntech's sales, marketing, and product development capabilities with Mar Cor's regional field service organization and Biolab's water treatment equipment design and manufacturing expertise; (iii) the opportunity to expand and diversify the Company's infection prevention and control business, particularly within the pharmaceutical and biotechnology industries; and (iv) the expectation that the acquisitions would be accretive to the Company's future earnings per share.

          DYPED

On September 26, 2003, the Company acquired the endoscope reprocessing systems and accessory infection control technologies of Dyped, a private company based in The Netherlands, for approximately $1,969,000 which included cash of $484,000 and a note payable of $1,485,000. The Company may pay additional purchase price of approximately $550,000 over a three year period contingent upon the achievement of certain research and development objectives. The primary reason for the acquisition of Dyped was to expand Minntech's technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with emerging European standards and future market requirements.

As the acquisitions of Biolab, Mar Cor and Dyped occurred during fiscal 2004, these acquisitions had no impact upon the Company's results of operations for fiscal 2003. The Company has not yet completed its allocation of the purchase price to the assets acquired and liabilities assumed for these acquisitions.

4.        INVENTORIES

A summary of inventories is as follows:

                                              July 31,
                                        2003          2002
                                    --------------------------
          Raw materials and parts   $  3,855,000  $  6,661,000
          Work-in-process              2,118,000     1,581,000
          Finished goods              11,927,000     9,089,000
                                    ------------  ------------
          Total                     $ 17,900,000  $ 17,331,000
                                    ============  ============

5.        FINANCIAL INSTRUMENTS

Effective August 1, 2000, the Company adopted SFAS No. 133, as amended. Because of the Company's minimal use of hedging activities at the time of adoption, the adoption of this statement did not have a significant effect on the financial position or results of operations of the Company. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings. The adoption of SFAS 133 on August 1, 2000 did not have a material impact on operations; however, it resulted in a $107,000 gain being recorded in other comprehensive income. During fiscal 2001, this entire gain of $107,000 was included in income.

The Company's Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and sells its products in Canadian dollars, and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $12,721,000 (United States dollars) at July 31, 2003 ($9,800,000 at July 31, 2002) and cover a portion of Carsen's projected purchases of inventories through June 2004.

In addition, changes in the value of the euro against the United States dollar affect the Company's results of operations because a portion of the net assets of Minntech's Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, Minntech enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to EURO 6,700,000 at July 31, 2003 which covers certain assets and liabilities of Minntech's Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expired on August 31, 2003. Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

In accordance with SFAS 133, all of the Company's foreign currency forward contracts are designated as hedges. Recognition of gains and losses related to the Canadian hedges is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. The Company does not hold any derivative financial instruments for speculative or trading purposes.

The Company entered into new credit facilities in September 2001, as more fully described in note 9, for which the interest rate on outstanding borrowings is variable. In order to protect its interest rate exposure, the Company entered into a three year interest rate cap agreement expiring on September 7, 2004 which caps the London Interbank Offered Rate ("LIBOR") at 4.50% on $12,500,000 of the Company's borrowings. This interest rate cap agreement has been designated as a cash flow hedge instrument. The cost of the interest rate cap, which is included in other assets, was $246,500 and is being amortized to interest expense over the three year life of the agreement. The difference between its amortized cost and its fair value is recorded as an unrealized loss at July 31, 2003 and is included in accumulated other comprehensive income.

The fair values of the Company's interest rate cap agreement and Carsen's foreign currency forward contracts are based upon quoted market prices as provided by financial institutions which are parties to the agreements and are as follows:

                                          July 31,
                                     2003          2002
                                 ---------------------------
Interest rate cap agreement      $          -   $     52,000
Canadian foreign currency
  forward contracts              $ 12,300,000   $  9,848,000

As of July 31, 2003 and 2002, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The Company believes that as of July 31, 2003, the fair value of its long-term debt approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

6.        INTANGIBLES AND GOODWILL

The Company's intangible assets which continue to be subject to amortization consist primarily of technology, customer relationships, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years as of July 31, 2003. Amortization expense related to intangible assets was $860,000, $780,000 and $143,000 for fiscal 2003, 2002 and 2001, respectively. Intangible assets acquired in conjunction with the Minntech acquisition are more fully described in note 3 to the Consolidated Financial Statements. The Company's intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company's intangible assets consist of the following:

                                                        July 31, 2003
                                       --------------------------------------------
                                                        Accumulated
                                           Gross       Amortization         Net
                                       ------------    ------------    ------------
Intangible assets with finite lives:
 Technology                            $  4,822,000    $   (786,000)   $  4,036,000
 Customer relationships                   2,695,000        (876,000)      1,819,000
 Non-compete agreements                     279,000        (264,000)         15,000
 Patents and other registrations            114,000          (1,000)        113,000
                                       ------------    ------------    ------------
                                          7,910,000      (1,927,000)      5,983,000
Trademarks and tradenames                 1,015,000               -       1,015,000
                                       ------------    ------------    ------------
Total of all intangible assets         $  8,925,000    $ (1,927,000)   $  6,998,000
                                       ============    ============    ============

                                                        July 31, 2002
                                       --------------------------------------------
                                                        Accumulated
                                           Gross       Amortization         Net
                                       ------------    ------------    ------------
Intangible assets with finite lives:
 Technology                            $  4,816,000    $   (425,000)   $  4,391,000
 Customer relationships                   2,679,000        (522,000)      2,157,000
 Non-compete agreements                     339,000        (177,000)        162,000
 Patents and other registrations             88,000         (25,000)         63,000
                                       ------------    ------------    ------------
                                          7,922,000      (1,149,000)      6,773,000
Trademarks and tradenames                 1,015,000               -       1,015,000
                                       ------------    ------------    ------------
Total of all intangible assets         $  8,937,000    $ (1,149,000)   $  7,788,000
                                       ============    ============    ============

Estimated annual amortization expense of the Company's intangible assets for the next five years is as follows:

                            Year Ending July 31,.
                          -----------------------
                          2004         $ 733,000
                          2005           718,000
                          2006           718,000
                          2007           710,000
                          2008           674,000

During fiscal 2002, goodwill increased by $15,791,000 primarily due to the acquisition of Minntech as more fully described in note 3 to the Consolidated Financial Statements. At the time of the Minntech acquisition a goodwill benchmark impairment study was performed. On each of July 31, 2003 and August 1, 2002, management performed an impairment study of goodwill and trademarks and tradenames and concluded that such assets were not impaired.

7.        WARRANTIES

A summary of activity in the warranty reserves follows:

                                                         July 31,
                                               --------------------------
                                                   2003           2002
                                               -----------    -----------
                Beginning balance              $   344,000    $   234,000
                Provisions                       1,246,000        633,000
                Charges                         (1,239,000)      (603,000)
                Foreign currency translation         2,000              -
                Acquisition of Minntech                  -         80,000
                                               -----------    -----------
                Ending balance                 $   353,000    $   344,000
                                               ===========    ===========

The increases to the warranty provisions and charges during fiscal 2003 relate principally to the Company's endoscope reprocessing products.

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

The discontinuance of the Consumer Products business has been reflected as a discontinued operation and is presented separately in the Company's Consolidated Financial Statements. A gain of $225,000, net of $155,000 of income tax expense, was recorded during fiscal 2001 related to the disposal of the business.

At July 31, 2003 and 2002, remaining liabilities of the discontinued business were $17,000 and $34,000, respectively, and are included within accrued expenses.

9.        FINANCING ARRANGEMENTS

In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company's existing working capital credit facilities. Such credit facilities included (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the "Term Loan Facility") used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the "U.S. Revolving Credit Facility") used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (Cantel and Minntech are referred to as the "U.S. Borrowers")(the Term Loan Facility and the U.S. Revolving Credit Facility are collectively referred to as the "U.S. Credit Facilities"), and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the "Canadian Borrower") with a Canadian bank (the "Canadian Revolving Credit Facility") available for Carsen's future working capital requirements (the U.S. Credit Facilities and the Canadian Revolving Credit Facility are collectively referred to as the "Credit Facilities").

In conjunction with the acquisitions of Biolab and Mar Cor on August 1, 2003, the Company amended its Credit Facilities as follows: i) outstanding borrowings under the Term Loan Facility were reset to $25,000,000 to finance a portion of the Mar Cor acquisition, (ii) Mar Cor was added as a guarantor under the U.S. Credit Facilities and the stock and assets of Mar Cor were pledged as security for such guaranty, (iii) the Canadian Revolving Credit Facility was increased from $5,000,000 to $7,000,000, (iv) Biolab was added as a guarantor under the Canadian Revolving Credit Facility and the stock and assets of Biolab were pledged as security for such guaranty, (v) the maturity dates of the U.S. Credit Facilities were extended to March 31, 2008, (vi) certain financial covenants of the Credit Facilities were modified to reflect the effect of the acquisitions in the Company's anticipated future operating results and (vii) the Company was permitted to guarantee the lease on Mar Cor's facility. The maturity date of the Canadian Revolving Credit Facility remains September 7, 2006.

Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lenders' base rate, or at rates ranging from 2.0% to 3.25% above LIBOR, depending upon the Company's consolidated ratio of debt to EBITDA. The base rates associated with the U.S. lenders and the Canadian lender were 4.0% and 4.75%, respectively, at July 31, 2003, and the LIBOR rates ranged from 1.06% to 1.12% at July 31, 2003. The margins applicable to the Company's outstanding borrowings at July 31, 2003 are 1.25% above the lenders' base rate and 2.50% above LIBOR. At July 31, 2003, all of the Company's outstanding borrowings were under LIBOR contracts. In order to protect its interest rate exposure, the Company entered into a three year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company's consolidated ratio of debt to EBITDA.

The U.S. Credit Facilities provide for available borrowings based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock owned by Cantel); and are guaranteed by Minntech and Mar Cor. As of July 31, 2003, the Company was in compliance with the financial covenants under the Term Loan Facility and the U.S. Revolving Credit Facility, as amended on August 1, 2003.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower and Biolab. As of July 31, 2003, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility, as amended on August 1, 2003.

On September 7, 2001, the Company borrowed $25,000,000 under the Term Loan Facility and $9,000,000 under the U.S. Revolving Credit Facility in connection with the acquisition of Minntech. At July 31, 2003, the Company had $20,750,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.

In conjunction with the Mar Cor acquisition on August 1, 2003, the Company borrowed an additional $9,050,000; therefore, immediately after such acquisition, the Company had $29,800,000 outstanding under the U.S. Credit Facilities, including $25,000,000 under the Term Loan Facility. The Biolab acquisition did not require any borrowings under the Canadian Revolving Credit Facility. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

Aggregate annual required maturities of the Credit Facilities over the next five years and thereafter are as follows:

         Year Ending July 31,
                2004                         $  3,000,000
                2005                            3,000,000
                2006                            5,000,000
                2007                            6,000,000
                2008                           12,800,000
                Thereafter                              -
                                             ------------
                Total                        $ 29,800,000
                                             ============

All of such maturing amounts reflect the repayment terms under the Credit Facilities, as amended on August 1, 2003. The amount maturing in fiscal 2008 includes the $4,800,000 currently outstanding under the U.S. Revolving Credit Facility since such amount is required to be repaid prior to the expiration date of this facility.

10.       INCOME TAXES

The consolidated effective tax rate on operations was 35.2%, 35.7% and 40.7% for fiscal 2003, 2002 and 2001, respectively, and reflects income tax expense for its United States and international operations at their respective statutory rates.

The provision for income taxes consists of the following:

                                                           Year Ended July 31,
                                 2003                           2002                           2001
                      -----------------------------------------------------------------------------------------
                         Current       Deferred        Current        Deferred        Current        Deferred
                      -----------------------------------------------------------------------------------------
United States:
  Federal             $    356,000   $    734,000   $   (109,000)   $    763,000    $     18,000   $          -
  State                    293,000        120,000        331,000         160,000         182,000              -
Canada                   1,973,000          7,000      1,755,000         (57,000)      2,651,000              -
Netherlands                658,000              -        861,000               -               -              -
Japan                       15,000        149,000              -         274,000               -              -
                      ------------   ------------   ------------    ------------    ------------   ------------
Total                 $  3,295,000   $  1,010,000   $  2,838,000    $  1,140,000    $  2,851,000   $          -
                      ============   ============   ============    ============    ============   ============

The components of income from continuing operations before income taxes are as follows:

                                     Year Ended July 31,
                              2003          2002          2001
                          ----------------------------------------
          United States   $  3,856,000  $  2,883,000  $    630,000
          Canada             5,280,000     4,390,000     6,377,000
          Netherlands        2,715,000     3,248,000             -
          Japan                364,000       609,000             -
                          ------------  ------------  ------------
          Total           $ 12,215,000  $ 11,130,000  $  7,007,000
                          ============  ============  ============

The effective tax rate differs from the United States statutory tax rate (34%) due to the following:

                                                     Year Ended July 31,
                                            2003            2002            2001
                                        --------------------------------------------
Expected statutory tax                  $  4,153,000    $  3,784,000    $  2,382,000
Differential attributable to
  foreign operations:
     Canada                                  185,000         185,000         483,000
     Netherlands                            (265,000)       (379,000)              -
     Japan                                    40,000          67,000               -
Utilization of NOLs                                -               -        (152,000)
State and local taxes                        261,000         381,000         120,000
Extraterritorial income exclusion            (55,000)        (76,000)              -
Other                                        (14,000)         16,000          18,000
                                        ------------    ------------    ------------
Total                                   $  4,305,000    $  3,978,000    $  2,851,000
                                        ============    ============    ============

Deferred income tax assets and liabilities are comprised of the following:

                                                                                  Year Ended July 31,
                                                                                  2003          2002
                                                                             ---------------------------
   Current deferred tax assets:
     Accrued expenses                                                        $  1,313,000   $  1,921,000
     Inventories                                                                1,235,000      1,175,000
     Allowance for doubtful accounts                                              179,000        372,000
     Foreign NOLs                                                                       -        149,000
     Research and development
       credit carryforward                                                         53,000         53,000
                                                                             ------------   ------------
   Current deferred tax assets                                               $  2,780,000   $  3,670,000
                                                                             ============   ============
   Non-current deferred tax assets:
     Goodwill                                                                $     65,000   $    352,000
   Other long-term liabilities                                                    737,000      1,056,000
     Domestic NOLs                                                              4,473,000      4,446,000
                                                                             ------------   ------------
                                                                                5,275,000      5,854,000
                                                                             ------------   ------------
   Non-current deferred tax liabilities:
     Property and equipment                                                    (2,694,000)    (3,053,000)
     Intangible assets                                                         (2,208,000)    (2,622,000)
     Cumulative translation adjustment                                           (336,000)             -
     Tax on unremitted foreign earnings                                        (1,952,000)    (2,237,000)
                                                                             ------------   ------------
                                                                               (7,190,000)    (7,912,000)
                                                                             ------------   ------------
   Net non-current deferred tax liabilities                                  $ (1,915,000)  $ (2,058,000)
                                                                             ============   ============

Although deferred tax assets and liabilities have been adjusted for enacted changes in statutory tax rates, these adjustments were not significant since the Company's items of deferred tax are substantially in the United States where Federal statutory tax rates are unchanged. Such deferred tax items in the United States are reflected at a combined U.S. Federal and state effective rate of 38%.

Prior to fiscal 2002, the Company had deferred tax assets related to NOLs and cumulative temporary differences which were fully offset by a valuation allowance since the Company was not assured at that time that it was more likely than not that a benefit would be realized. However, the valuation allowance related to the Company's NOLs and cumulative temporary differences was eliminated during fiscal 2002 in connection with the purchase accounting for the Minntech acquisition based upon an assessment of the combined companies expected future results of operations.

For domestic tax reporting purposes, the Company has NOLs of approximately $13,154,000 at July 31, 2003, which expire through July 31, 2021. The NOLs presented are based upon the tax returns as filed and are subject to examination by the Internal Revenue Service.

Approximately $10,468,000 of the undistributed earnings of the Company's foreign subsidiaries was considered to be indefinitely reinvested at July 31, 2003. Accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings.

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

The Olympus Agreement imposes minimum purchase obligations on Carsen with respect to each of endoscopy and surgical products and precision instruments. The aggregate annual minimum purchase obligations for all such products is approximately $18.8 million during the contract year ending March 31, 2004. For the contract year ended March 31, 2003, Carsen satisfied the minimum purchase requirement under the Olympus Agreement.

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

          MEDIVATORS/OLYMPUS AGREEMENT

Minntech has a distribution agreement with Olympus (the "MediVators Agreement") that expired on August 1, 2003 but was extended until November 7, 2003, under which Olympus is granted the exclusive right to distribute the majority of the Company's endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico. Minntech and Olympus have reached an agreement in principle to renew this distribution agreement for three years on substantially similar terms and expect to execute a formal agreement shortly. All equipment sold by Olympus pursuant to this agreement bears both the "Olympus" and "MediVators" trademarks.

The MediVators Agreement provides for minimum purchase projections. Failure by Olympus to achieve 90% of the minimum purchase projections in any contract year gives Minntech the option to terminate the MediVators Agreement. Net sales to Olympus accounted for 10.4%, 9.5%, and 18.4% of the Company's net sales in fiscal 2003, 2002 and 2001, respectively.

In addition, the MediVators Agreement stipulates that (i) units are to be manufactured based upon the receipt of a written purchase order from Olympus specifying the model and number of units to be manufactured ("completed units");
(ii) completed units must be ready for shipment and segregated in a designated section of the Company's warehouse reserved only for Olympus; (iii) title to completed units, including risk of loss, passes to Olympus; (iv) completed units are insured by Olympus (v) completed units are invoiced to Olympus with 30 day payment terms and such receivables are generally satisfied within such terms;
(vi) Olympus has no right of return; and (vii) upon notification from Olympus, completed units are shipped to the Olympus customer, with all shipping costs borne by Olympus. Minntech has no further performance obligations on completed units, there are no exceptions or contingencies to Olympus' commitment to accept and pay for these goods and completed units held for Olympus by Minntech generally do not exceed three months of anticipated Olympus shipments.

Despite the fact that Olympus historically has not achieved the minimum purchase projections, the Company has elected not to terminate or significantly restructure the MediVators Agreement because the Company believes that Olympus' existing domestic distribution capabilities continue to provide the Company with the broadest distribution and profit potential for its endoscope reprocessing products.

LEASE OBLIGATIONS

Aggregate future minimum rental commitments at July 31, 2003 (exclusive of Biolab, Mar Cor and Dyped) under operating leases for property and equipment are as follows:

                Year Ending July 31,
                     2004                          $  1,374,000
                     2005                             1,001,000
                     2006                               288,000
                     2007                                46,000
                     2008                                 5,000
                     Thereafter                               -
                                                   ------------
                     Total rental commitments      $  2,714,000
                                                   ============

Rent expense aggregated $1,339,000, $1,310,000 and $502,000 for fiscal 2003,
2002 and 2001, respectively.

12.       STOCKHOLDERS' EQUITY

An aggregate of 1,500,000 shares of Common Stock was reserved for issuance or available for grant under the Company's 1997 Employee Stock Option Plan, as amended (the "1997 Employee Plan"), through October 15, 2007. Options under the 1997 Employee Plan are granted at no less than 100% of the market price at the time of the grant, typically become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. At July 31, 2003, options to purchase 906,685 shares of Common Stock were outstanding under the 1997 Employee Plan and 326,443 shares were available for grant.

An aggregate of 300,000 shares of Common Stock was reserved for issuance or available for grant under the Company's 1991 Directors' Stock Option Plan (the "1991 Directors' Plan"), which expired in fiscal 2001. All options outstanding at July 31, 2001 under the 1991 Directors' Plan have a term of ten years and are exercisable in full. At July 31, 2003, options to purchase 107,250 shares of Common Stock were outstanding under the 1991 Directors' Plan. No additional options will be granted under the 1991 Directors' Plan.

An aggregate of 300,000 shares of Common Stock was reserved for issuance or available for grant under the Company's 1998 Directors' Stock Option Plan (the "1998 Directors' Plan"). Options under the 1998 Directors Plan are granted to directors only at no less than 100% of the market price at the time of grant. Under the plan, options to purchase 1,500 shares are granted annually on the last business day of the Company's fiscal year to each member of the Company's Board of Directors. The annual options are exercisable, as to 50% of the number of shares, on the first anniversary of the grant of such options and are exercisable for the balance of such shares on the second anniversary of the grant of such options. On a quarterly basis, options to purchase 750 shares are granted to each member of the Company's Board, except for employees of the Company, in attendance at that quarter's regularly scheduled Board of Directors meeting. The quarterly options are exercisable immediately. Options granted prior to July 31, 2000 have a term of ten years and options granted on or after July 31, 2000 have a term of five years. At July 31, 2003, options to purchase 127,500 shares of Common Stock were outstanding under the 1998 Directors' Plan and 172,500 shares were available for grant.

The Company also has outstanding 372,750 non-plan options at July 31, 2003 which have been granted at the market price at the time of grant and expire up to a maximum of ten years from the date of grant.

A summary of stock option activity follows:

                                                        Weighted
                                         Number          Average
                                       of shares     exercise price
                                       ---------     --------------
     Outstanding at July 31, 2000      1,151,678        $   4.18
       Granted                           272,250            6.73
       Canceled                          (83,233)           5.29
       Exercised                        (203,909)           3.69
                                       ---------
     Outstanding at July 31, 2001      1,136,786            4.79
       Granted                           636,828           13.31
       Canceled                         (120,087)          11.37
       Exercised                        (190,535)           4.36
                                       ---------
     Outstanding at July 31, 2002      1,462,992            8.01
       Granted                           156,000           11.71
       Canceled                          (15,368)          11.83
       Exercised                         (89,439)           4.87
                                       ---------
     Outstanding at July 31, 2003      1,514,185        $   8.54
                                       =========

     Exercisable at July 31, 2001        666,222        $   4.65
                                       =========

     Exercisable at July 31, 2002        798,973        $   5.55
                                       =========

     Exercisable at July 31, 2003        950,149        $   6.75
                                       =========

The following table summarizes additional information related to stock options outstanding at July 31, 2003:

                             Options Outstanding               Options Exercisable
                 ----------------------------------------  ----------------------------
                                    Weighted
                                    Average
                                   Remaining     Weighted                      Weighted
                      Number      Contractual     Average       Number          Average
Range of           Outstanding        Life       Exercise     Exercisable      Exercise
Exercise Prices  at July 31, 2003   (Months)      Price    at July 31, 2003      Price
---------------  ----------------  -----------   --------  ----------------    --------
$3.00  - $6.83       791,941           44        $   4.51        724,183       $   4.59
$7.75  - $12.32      529,244           41        $  12.02        122,212       $  12.12
$12.95 - $19.15      193,000           43        $  15.53        103,754       $  15.49
                   ---------                                     -------
$3.00  - $19.15    1,514,185           43        $   8.54        950,149       $   6.75
                   =========                                     =======

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                Year Ended July 31,
                                                                        2003           2002           2001
                                                                    ------------------------------------------
     Numerator for basic and diluted earnings per share:
       Income from continuing operations                            $  7,910,000   $  7,152,000   $  4,156,000
       Gain on disposal of discontinued operations                             -              -        225,000
                                                                    ------------   ------------   ------------
       Net income                                                   $  7,910,000   $  7,152,000   $  4,381,000
                                                                    ============   ============   ============

     Denominator for basic and diluted earnings per share:
       Denominator for basic earnings per share - weighted average
         number of shares outstanding                                  9,267,625      8,881,743      6,707,435

       Dilutive effect of options using the treasury stock method
         and the average market price for the year                       580,917        832,468        657,832
                                                                    ------------   ------------   ------------

       Denominator for diluted earnings per share - weighted
         average number of shares and common stock equivalents         9,848,542      9,714,211      7,365,267
                                                                    ============   ============   ============

     Basic earnings per share:
       Continuing operations                                        $       0.85   $       0.81   $       0.62
       Discontinued operations                                                 -              -           0.03
                                                                    ------------   ------------   ------------
       Net income                                                   $       0.85   $       0.81   $       0.65
                                                                    ============   ============   ============

     Diluted earnings per share:
       Continuing operations                                        $       0.80   $       0.74   $       0.56
       Discontinued operations                                                 -              -           0.03
                                                                    ------------   ------------   ------------
       Net income                                                   $       0.80   $       0.74   $       0.59
                                                                    ============   ============   ============

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

Aggregate contributions under these plans were $579,000, $649,000 and $232,000 for fiscal 2003, 2002 and 2001, respectively.

15.      SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid was $1,275,000, $1,619,000 and $19,000 for fiscal 2003, 2002 and
2001, respectively.

Income tax payments were $4,963,000, $3,531,000 and $1,905,000 for fiscal 2003,
2002 and 2001, respectively.

16.       INFORMATION AS TO OPERATING SEGMENTS AND FOREIGN AND DOMESTIC
          OPERATIONS

Cantel is a healthcare company providing infection prevention and control products, specialized medical device reprocessing systems, sterilants, diagnostic imaging and therapeutic medical equipment primarily focused on endoscopy, hollow fiber membrane filtration and separation technologies for medical and non-medical applications, and scientific instrumentation. Through Minntech, Cantel serves customers worldwide by designing, developing, manufacturing, marketing and distributing innovative products for the infection prevention and control industry, including disinfection/sterilization reprocessing systems, sterilants and other supplies for renal dialysis; filtration and separation and other products for medical and non-medical applications; and endoscope reprocessing products. Through Carsen, Cantel markets and distributes surgical and endoscopy products (including flexible endoscopes, endoscope disinfection equipment, surgical equipment including rigid endoscopes, and related accessories), precision instruments (including microscopes and high performance image analysis hardware and software) and industrial equipment (including remote visual inspection devices). Cantel's subsidiaries also provide technical maintenance service for their products.

In accordance with SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", the Company has determined its reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by management in analyzing segment performance are net sales and operating income.

The Company's segments are as follows: Dialysis Products, including disinfection/sterilization reprocessing equipment, sterilants, supplies, concentrates and electronic equipment for hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease; Endoscopy and Surgical Products, including diagnostic and therapeutic medical equipment such as flexible and rigid endoscopes, surgical equipment and related accessories that are sold to hospitals; Endoscope Reprocessing Products, including endoscope disinfection equipment and related accessories and supplies that are sold to hospitals and clinics; Filtration and Separation Products, including hollow fiber filter devices and ancillary products for use in cardiosurgery as well as for high-purity fluid and gas filtration systems in the pharmaceutical, electronics, medical, and biotechnology industries; Scientific Products, including precision instruments such as microscopes and high performance image analysis hardware and related accessories that are sold to educational institutions, hospitals and government and industrial laboratories, and industrial technology equipment such as borescopes, fiberscopes and video image scopes that are sold primarily to large industrial companies; and Product Service, consisting of technical maintenance service on the Company's products.

As a result of the acquisitions of Biolab and Mar Cor, the Company will add a new business segment in fiscal 2004, Water Treatment Products, and will have additional sources of product service revenue. Since the acquisitions of Biolab and Mar Cor occurred in fiscal 2004, water treatment products and the related product service revenue are not included in the accompanying segment information.

The operating segments follow the same accounting policies used for the Company's Consolidated Financial Statements as described in note 2.

(a)  Information as to operating segments is summarized below:

                                                                               Year Ended July 31,
                                                                    2003              2002              2001
                                                               --------------------------------------------------
Net sales from continuing operations:
 Dialysis Products                                             $   58,708,000    $   54,404,000    $            -
 Endoscopy and Surgical Products                                   17,681,000        17,086,000        20,725,000
 Endoscope Reprocessing Products                                   18,293,000        16,983,000        13,045,000
 Filtration and Separation Products                                15,115,000        14,408,000                 -
 Scientific Products                                                9,897,000         8,344,000         8,214,000
 Product Service                                                    9,563,000         8,769,000         7,011,000
                                                               --------------    --------------    --------------
Total                                                          $  129,257,000    $  119,994,000    $   48,995,000
                                                               ==============    ==============    ==============
Operating income from continuing operations:
 Dialysis Products                                             $    6,808,000    $    6,439,000    $            -
 Endoscopy and Surgical Products                                    2,543,000         2,157,000         3,932,000
 Endoscope Reprocessing Products                                    1,196,000         2,024,000         2,231,000
 Filtration and Separation Products                                 3,218,000         3,232,000                 -
 Scientific Products                                                  696,000           136,000           343,000
 Product Service                                                    1,837,000         2,158,000         2,519,000
                                                               --------------    --------------    --------------
                                                                   16,298,000        16,146,000         9,025,000
General corporate expenses                                         (2,757,000)       (2,840,000)       (2,060,000)
Interest (expense) income                                          (1,326,000)       (2,176,000)           42,000
                                                               --------------    --------------    --------------
Income from continuing operations before income taxes          $   12,215,000    $   11,130,000    $    7,007,000
                                                               ==============    ==============    ==============

                                                                              Year Ended July 31,
                                                                    2003              2002              2001
                                                               --------------------------------------------------
Identifiable assets:
 Dialysis Products                                             $   42,034,000    $   48,067,000    $            -
 Endoscopy and Surgical Products                                   10,586,000         7,204,000        10,998,000
 Endoscope Reprocessing Products                                   14,331,000        13,373,000         5,636,000
 Filtration and Separation Products                                14,857,000        15,922,000                 -
 Scientific Products                                                4,522,000         4,437,000         4,592,000
 Product Service                                                    4,956,000         4,292,000         2,129,000
 General corporate, including cash and cash equivalents            18,524,000        14,519,000         8,574,000
                                                               --------------    --------------    --------------
Total                                                          $  109,810,000    $  107,814,000    $   31,929,000
                                                               ==============    ==============    ==============

Capital expenditures:
 Dialysis Products                                             $      588,000    $      764,000    $            -
 Endoscopy and Surgical Products                                       15,000            50,000           105,000
 Endoscope Reprocessing Products                                      177,000           199,000           135,000
 Filtration and Separation Products                                   188,000            75,000                 -
 Scientific Products                                                    8,000            22,000            38,000
 Product Service                                                      113,000           267,000            27,000
 General corporate                                                      6,000           213,000            62,000
                                                               --------------    --------------    --------------
Total                                                          $    1,095,000    $    1,590,000    $      367,000
                                                               ==============    ==============    ==============

Depreciation and amortization:
 Dialysis Products                                             $    2,152,000    $    1,967,000    $            -
 Endoscopy and Surgical Products                                       91,000           133,000           153,000
 Endoscope Reprocessing Products                                      389,000           324,000           286,000
 Filtration and Separation Products                                   642,000           728,000                 -
 Scientific Products                                                   47,000            59,000            56,000
 Product Service                                                      228,000           200,000            40,000
 General corporate                                                     27,000            23,000            18,000
                                                               --------------    --------------    --------------
Total                                                          $    3,576,000    $    3,434,000    $      553,000
                                                               ==============    ==============    ==============

(b) Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

                                                                              Year Ended July 31,
                                                                    2003              2002              2001
                                                               --------------------------------------------------
Net sales from continuing operations:
   United States                                               $   79,360,000    $   72,668,000    $    9,934,000
   Canada                                                          36,524,000        34,093,000        36,274,000
   Asia/Pacific                                                     7,837,000         7,049,000           231,000
   Europe/Africa/Middle East                                        4,429,000         5,079,000         2,556,000
   Latin America/South America                                      1,107,000         1,105,000                 -
                                                               --------------    --------------    --------------
Total                                                          $  129,257,000    $  119,994,000    $   48,995,000
                                                               ==============    ==============    ==============

Total long-lived assets:
   United States                                               $   18,393,000    $   18,931,000    $    2,863,000
   Canada                                                           1,286,000         1,048,000         1,365,000
   Asia/Pacific                                                       359,000           494,000                 -
   Europe                                                           4,446,000         5,039,000                 -
                                                               --------------    --------------    --------------
Total                                                          $   24,484,000    $   25,512,000    $    4,228,000
                                                               ==============    ==============    ==============

17.       QUARTERLY RESULTS OF CONTINUING OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of continuing operations for years ended July 31, 2003 and 2002:

                                                                   First          Second           Third          Fourth
                                                                  Quarter         Quarter         Quarter         Quarter
                                                               -------------------------------------------------------------
2003(1)
  Net sales                                                    $  28,373,000   $  34,427,000   $  32,848,000   $  33,609,000
  Income from continuing operations before interest expense
    (income) and income taxes                                  $   2,326,000   $   4,165,000   $   3,829,000   $   3,221,000
   Income from continuing operations                           $   1,269,000   $   2,380,000   $   2,223,000   $   2,038,000
   Earnings per share:(2)
     Basic                                                     $        0.14   $        0.26   $        0.24   $        0.22
     Diluted                                                   $        0.13   $        0.24   $        0.23   $        0.21

2002(1)
  Net sales                                                    $  21,165,000   $  32,900,000   $  33,196,000   $  32,733,000
  Income from continuing operations before interest expense
    (income) and income taxes                                  $   1,618,000   $   4,099,000   $   4,230,000   $   3,359,000
  Income from continuing operations                            $     770,000   $   2,093,000   $   2,314,000   $   1,975,000
  Earnings per share:(2)(3)
     Basic                                                     $        0.09   $        0.23   $        0.25   $        0.22
     Diluted                                                   $        0.09   $        0.21   $        0.23   $        0.20

(1) The Company's acquisition of Minntech is reflected in the results of continuing operations for fiscal 2003 and the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001.

(2) The summation of quarterly earnings per share does not equal the fiscal year earnings per share due to rounding.

(3) Earnings per share for the first and second quarters of fiscal 2002 have been adjusted from amounts previously reported to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid in May 2002. Such adjustments are consistent with the presentation of the third and fourth quarters of fiscal 2002 and all four quarters of fiscal 2003.

                              CANTEL MEDICAL CORP.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



   COLUMN A             COLUMN B    COLUMN C      COLUMN D     COLUMN E      COLUMN F
-------------------------------------------------------------------------------------


                        BALANCE AT                                            BALANCE
                        BEGINNING                (DEDUCTIONS)  TRANSLATION    AT END
                        OF PERIOD     ADDITIONS   RECOVERIES   ADJUSTMENTS   OF PERIOD
                        ---------     ---------   ----------   -----------   ---------

Allowance for
doubtful accounts:

 Continuing operations:

  Year ended
  July 31, 2003         $1,041,000  $  220,000    $ (216,000)  $  81,000    $1,126,000
                        ==============================================================

  Year ended
  July 31, 2002         $   62,000  $1,278,000(1) $ (322,000)  $  23,000    $1,041,000
                        ==============================================================

  Year ended
  July 31, 2001         $   66,000  $   10,000    $  (13,000)  $  (1,000)   $   62,000
                        ==============================================================


 Discontinued operations:

  Year ended
  July 31, 2003         $        -  $        -    $        -   $       -    $        -
                        ==============================================================

  Year ended
  July 31, 2002         $        -  $        -    $        -   $       -    $        -
                        ==============================================================

  Year ended
  July 31, 2001         $   99,000  $        -    $  (99,000)  $       -    $        -
                        ==============================================================


(1) Includes $806,000 recorded in connection with the purchase accounting for the Minntech acquisition, and $472,000 charged to expense during fiscal 2002.