Form 10-Q
period 2003-10-31
CANTEL MEDICAL CORP
filed 2003-12-15
CIK 19446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003.

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number: 001-31337

CANTEL MEDICAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-1760285
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

150 Clove Road, Little Falls, New Jersey	07424
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code
(973) 890-7220

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.       Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Number of shares of Common Stock outstanding as of December 8, 2003: 9,325,432.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31, 2003	July 31, 2003
Assets
Current assets:
Cash and cash equivalents	$10,495	$17,018
Accounts receivable, net of allowance for doubtful accounts of $1,179 at October 31 and $1,126 at July 31	26,320	23,424
Inventories:
Raw materials	7,926	3,855
Work-in-process	3,253	2,118
Finished goods	10,123	11,927
Total inventories	21,302	17,900
Deferred income taxes	3,358	2,780
Prepaid expenses and other current assets	2,169	808
Total current assets	63,644	61,930
Property and equipment, net	23,545	22,161
Intangible assets, net	10,802	6,998
Goodwill	28,093	16,398
Other assets	2,242	2,323
	$128,326	$109,810
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	8,128	7,398
Compensation payable	2,558	2,372
Other accrued expenses	7,369	4,886
Income taxes payable	576	631
Total current liabilities	21,631	18,287

Long-term debt	26,050	17,750
Deferred income taxes	4,750	1,915
Other long-term liabilities	2,934	1,676

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, $.10 par value; authorized 20,000,000 shares; October 31 - 9,593,890 shares issued and 9,322,806 shares outstanding; July 31 - 9,580,452 shares issued and 9,309,368 shares outstanding	959	958
Additional capital	49,707	49,634
Retained earnings	21,334	19,539
Accumulated other comprehensive income	2,165	1,255
Treasury Stock, at cost; October 31 and July 31 - 271,084 shares	(1,204)	(1,204)
Total stockholders’ equity	72,961	70,182
	$128,326	$109,810

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended October 31,
	2003	2002
Net sales:
Product sales	$31,905	$26,508
Product service	4,944	1,865
Total net sales	36,849	28,373

Cost of sales:
Product sales	20,392	16,361
Product service	3,284	1,242
Total cost of sales	23,676	17,603

Gross profit	13,173	10,770

Operating expenses:
Selling	4,700	3,889
General and administrative	4,174	3,426
Research and development	1,070	1,129
Total operating expenses	9,944	8,444

Income before interest expense, other income and income taxes	3,229	2,326

Interest expense	429	434
Other income	(14)	(23)

Income before income taxes	2,814	1,915

Income taxes	1,019	646

Net income	$1,795	$1,269

Earnings per common share:
Basic	$0.19	$0.14

Diluted	$0.18	$0.13

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended October 31,
	2003	2002

Cash flows from operating activities
Net income	$1,795	$1,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,120	928
Amortization of debt issuance costs	132	118
Deferred income taxes	329	(27)
Changes in assets and liabilities:
Accounts receivable	1,450	1,971
Inventories	638	(351)
Prepaid expenses and other current assets	(933)	553
Accounts payable and accrued expenses	(2,759)	(1,137)
Income taxes payable	33	(1,197)
Net cash provided by operating activities	1,805	2,127

Cash flows from investing activities
Capital expenditures	(432)	(256)
Acquisition of Biolab, net of cash acquired	(7,782)	—
Acquisition of Mar Cor, net of cash acquired	(7,979)	—
Acquisition of Dyped, net of cash acquired	(696)	—
Cash used in discontinued operations	—	(20)
Other, net	(285)	105
Net cash used in investing activities	(17,174)	(171)

Cash flows from financing activities
Borrowings under term loan facility	4,250	—
Borrowings under revolving credit facilities	4,800	—
Repayments under term loan facility	(750)	(500)
Repayments under revolving credit facilities	—	(1,000)
Proceeds from exercises of stock options	74	242
Net cash provided by (used in) financing activities	8,374	(1,258)

Effect of exchange rate changes on cash and cash equivalents	472	43

(Decrease) increase in cash and cash equivalents	(6,523)	741
Cash and cash equivalents at beginning of period	17,018	12,565
Cash and cash equivalents at end of period	$10,495	$13,306

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                                  Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X.  Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Medical Corp. (the “Company” or “Cantel”) on Form 10-K for the fiscal year ended July 31, 2003 (the “2003 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (consisting only of those of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet at July 31, 2003 was derived from the audited consolidated balance sheet of the Company at that date.

Cantel had two wholly-owned operating subsidiaries at July 31, 2003. Minntech Corporation (“Minntech”), which was acquired in September 2001, designs, develops, manufactures, markets and distributes disinfection/sterilization reprocessing systems, sterilants and other supplies for renal dialysis, filtration and separation products for medical and non-medical applications and endoscope reprocessing systems, sterilants and other supplies.  The Company’s MediVators, Inc. (“MediVators”) subsidiary, which accounted for the majority of the Company’s endoscope reprocessing business, was combined with Minntech’s existing facilities in September 2002 and was legally merged into Minntech in November 2002.  Carsen Group Inc. (“Carsen” or “Canadian subsidiary”) is engaged in the marketing and distribution of endoscopy and surgical, endoscope reprocessing and scientific products in Canada. The Company also provides technical maintenance services for its products.

On August 1, 2003, the Company completed its acquisition of two companies in the water treatment industry, as more fully described in note 2 to the condensed consolidated financial statements.  Biolab Equipment Ltd. (“Biolab”), which became a wholly-owned subsidiary of Carsen, designs and manufactures ultra-pure water systems for the medical, pharmaceutical, biotechnology, research and semiconductor industries and provides services required to produce and maintain high purity water.  Mar Cor Services, Inc. (“Mar Cor”) which became a wholly-owned subsidiary of Cantel, provides water treatment equipment design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries.

Certain items in the July 31, 2003 financial statements have been reclassified from statements previously presented to conform to the presentation of the October 31, 2003 financial statements.  These reclassifications relate to property and equipment and other assets.

Note 2.                                  Acquisitions

Biolab

On August 1, 2003, the Company acquired all of the issued and outstanding stock of Biolab, a private company in the water treatment industry with historical annual revenues of approximately $10,000,000. Biolab designs and manufactures ultra-pure water systems for the medical, pharmaceutical, biotechnology, research and semiconductor industries and provides services required to produce and maintain high purity water.  Biolab has locations in Oakville, Ontario and Dorval, Quebec.

 The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $7,876,000. Under the terms of the purchase agreement, the Company may pay additional consideration up to an aggregate of $3,000,000 based upon Biolab achieving specified targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”) during the three year period ending July 31, 2006.  References herein to Biolab includes Biolab and its subsidiaries.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities as follows: current assets $4,230,000; property and equipment $590,000; intangible assets $1,765,000 including current technology $339,000 (10-year life), customer relationships $664,000 (10-year life) and trademarks and tradenames $762,000 (indefinite life); other assets $5,000; current liabilities $1,966,000; and long-term liabilities $1,181,000.  The excess purchase price of $4,433,000 was assigned to goodwill.  Such goodwill, all of which is non-deductible for income tax purposes, was allocated to the Company’s water treatment and product service operating segments.

In conjunction with the acquisition of Biolab, Carsen amended its existing Canadian working capital credit facility, as discussed in note 8 to the condensed consolidated financial statements.

Mar Cor

On August 1, 2003, the Company acquired all of the issued and outstanding stock of Mar Cor, a private company in the water treatment industry with historical annual revenues of approximately $10,000,000. Mar Cor, based in Skippack, Pennsylvania, is a service-oriented company providing design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries.

The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $8,215,000.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities as follows: current assets $3,309,000; property and equipment $947,000; intangible assets $1,483,000 including customer relationships $480,000 (10-year life), covenant-not-to-compete $169,000 (3-year life) and trademarks and tradenames $834,000 (indefinite life); other assets $17,000; current liabilities $2,133,000; and long-term liabilities $682,000.  The excess purchase price of $5,274,000 was assigned to goodwill.  Such goodwill, all of which is non-deductible for income tax purposes, was allocated to the Company’s water treatment and product service operating segments.

In conjunction with the acquisition of Mar Cor, the Company amended its existing U.S. credit facilities to fund the cash consideration paid and costs associated with the acquisition, as discussed in note 8 to the condensed consolidated financial statements.

The reasons for the acquisitions of Biolab and Mar Cor were as follows: (i) the overall strategic fit of water treatment with the Company’s existing dialysis and filtration technology businesses; (ii) the opportunity to grow the Company’s existing businesses and the water treatment business by combining Minntech’s sales, marketing, and product development capabilities with Mar Cor’s regional field service organization and Biolab’s water treatment equipment design and manufacturing expertise; (iii)  the opportunity to expand and diversify the Company’s infection prevention and control business, particularly within the pharmaceutical and biotechnology industries; and (iv) the expectation that the acquisitions would be accretive to the Company’s future earnings per share.

Dyped

On September 12, 2003, the Company acquired the endoscope reprocessing systems and accessory infection control technologies of Dyped, a private company based in The Netherlands.  The total consideration for the transaction, including transaction costs, was approximately $1,812,000 and included a note payable in five annual installments with a present value of approximately $1,211,000 (with a face value of $1,505,000).  The Company may pay additional purchase price of approximately $557,000 over a three year period contingent upon the achievement of certain research and development objectives.  The primary reason for the acquisition of Dyped was to expand Minntech’s technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with emerging European standards and future market requirements.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities as follows: current assets $503,000; property and equipment $14,000; intangible assets $664,000 including technology $585,000 (8-year life) and customer relationships $79,000 (4-year life); current liabilities $777,000; and long-term liabilities $232,000. The excess purchase price of $1,640,000 was assigned to goodwill.  Such goodwill, all of which is non-deductible for income tax purposes, was allocated to the Company’s endoscope reprocessing operating segment.

There were no in-process research and development projects acquired in connection with the Biolab, Mar Cor and Dyped acquisitions.

The acquisitions of Biolab, Mar Cor and Dyped contributed $2,070,000, $2,557,000 and $74,000, respectively, to the Company’s net sales and did not have a significant impact upon net income for the three months ended October 31, 2003.  Since these acquisitions occurred in fiscal 2004, the results of operations of Biolab, Mar Cor and Dyped were excluded from the Company’s results of operations for the three months ended October 31, 2002.

Certain of the assumed liabilities are subjective in nature.  These liabilities have been reflected based upon the most recent information available and principally include certain potential income tax exposures, particularly with respect to Biolab.  The ultimate settlement of such liabilities may be for amounts which are different from the amounts presently recorded.  Settlements related to income tax exposures, if any, would be adjusted through goodwill.

Note 3.                                  Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company formally adopted SFAS 150 on August 1, 2003, which is the beginning of its 2004 fiscal year.  The adoption of SFAS 150 did not have any impact on the Company’s operating results or financial position.

In May 2003, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  The guidance in Issue 00-21 is effective for revenue arrangements entered into in reporting periods (annual or interim) beginning after June 15, 2003. The Company formally adopted EITF No. 00-21 on August 1, 2003, which is the beginning of its 2004 fiscal year.  The adoption of EITF 00-21 had no impact on the Company’s operating results or financial position since the Company has historically recognized revenue under its multiple deliverable arrangements in a manner consistent with the guidance of EITF 00-21.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The Company formally adopted SFAS 149 on August 1, 2003, which is the beginning of its 2004 fiscal year.  The adoption of SFAS 149 did not have any impact on the Company’s financial position or results of operations.

Note 4.                                  Comprehensive Income

The Company’s comprehensive income for the three months ended October 31, 2003 and 2002 is set forth in the following table:

	Three Months Ended October 31,
	2003	2002

Net income	$1,795,000	$1,269,000
Other comprehensive income (loss):
Unrealized loss on currency hedging	(430,000)	(77,000)
Unrealized gain (loss) on interest rate cap	14,000	(19,000)
Foreign currency translation	1,326,000	401,000
Comprehensive income	$2,705,000	$1,574,000

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

The Company’s Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and sells its products in Canadian dollars, and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar.  In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $17,945,000 (United States dollars) at October 31, 2003 and cover a substantial portion of Carsen’s projected purchases of inventories through July 2004.

In addition, changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, Minntech enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedge instruments.  There was one such foreign currency forward contract amounting to €5,097,000 at October 31, 2003 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expired on November 30, 2003.  Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

In accordance with SFAS 133, all of the Company’s foreign currency forward contracts are designated as hedges.  Recognition of gains and losses related to the Canadian hedges is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement.  Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. The Company does not hold any derivative financial instruments for speculative or trading purposes.

The Company entered into credit facilities in September 2001, as more fully described in note 8 to the condensed consolidated financial statements, for which the interest rate on outstanding borrowings is variable.  In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 which caps the London Interbank Offered Rate (“LIBOR”) at 4.50% on $12,500,000 of the Company’s borrowings.  This interest rate cap agreement has been designated as a cash flow hedge instrument.  The cost of the interest rate cap, which is included in other assets, was $246,500 and is being amortized to interest expense over the three-year life of the agreement.  The difference between its amortized cost and its fair value is recorded as an unrealized loss at October 31, 2003 and is included in accumulated other comprehensive income.

Note 6.                                  Intangibles and Goodwill

The Company’s intangible assets which are subject to amortization consist primarily of technology, customer relationships, non-compete agreements and patents.  These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years as of October 31, 2003.  Amortization expense related to intangible assets was $354,000 and $217,000 for the three months ended October 31, 2003 and 2002, respectively. Intangible assets acquired in conjunction with the Biolab, Mar Cor and Dyped acquisitions are more fully described in note 2 to the condensed consolidated financial statements.  The Company’s intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	October 31, 2003
	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$5,794,000	$(896,000)	$4,898,000
Customer relationships	3,971,000	(998,000)	2,973,000
Non-compete agreements	447,000	(293,000)	154,000
Patents and other registrations	122,000	(3,000)	119,000
	10,334,000	(2,190,000)	8,144,000
Trademarks and tradenames	2,658,000	—	2,658,000
Total intangible assets	$12,992,000	$(2,190,000)	$10,802,000

	July 31, 2003
	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$4,822,000	$(786,000)	$4,036,000
Customer relationships	2,695,000	(876,000)	1,819,000
Non-compete agreements	279,000	(264,000)	15,000
Patents and other registrations	114,000	(1,000)	113,000
	7,910,000	(1,927,000)	5,983,000
Trademarks and tradenames	1,015,000	—	1,015,000
Total intangible assets	$8,925,000	$(1,927,000)	$6,998,000

Estimated annual amortization expense of the Company’s intangible assets for the next five years is as follows:

Nine month period ending July 31, 2004	$839,000
Fiscal 2005	1,030,000
Fiscal 2006	1,030,000
Fiscal 2007	965,000
Fiscal 2008	910,000

On July 31, 2003, management performed an impairment study of goodwill and trademarks and tradenames, which related predominantly to its acquisition of Minntech in September 2001, and concluded that such assets were not impaired.  During the three months ended October 31, 2003, goodwill increased by $11,695,000 primarily due to the acquisitions of Biolab, Mar Cor and Dyped as more fully described in note 2 to the condensed consolidated financial statements.  At the time of the Biolab, Mar Cor and Dyped acquisitions goodwill benchmark impairment studies were performed and such goodwill was not impaired.

Note 7.                                  Warranty

A summary of activity in the warranty reserves follows:

	Three Months Ended October 31,
	2003	2002

Beginning balance	$353,000	$344,000
Provisions	293,000	102,000
Charges	(304,000)	(166,000)
Foreign currency translation	1,000	—
Acquisitions	53,000	—
Ending balance	$396,000	$280,000

The warranty provisions and charges during the three months ended October 31, 2003 and 2002 relate principally to the Company’s endoscope reprocessing products.

Note 8.                                  Financing Arrangements

In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company’s existing working capital credit facilities.  Such credit facilities included (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the “Term Loan Facility”) used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the “U.S. Revolving Credit Facility”) used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (Cantel and Minntech are referred to as the “U.S. Borrowers”) (the Term Loan Facility and the U.S. Revolving Credit Facility are collectively referred to as the “U.S. Credit Facilities”), and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the “Canadian Borrower”) with a Canadian bank (the “Canadian Revolving Credit Facility”) available for Carsen’s future working capital requirements (the U.S. Credit Facilities and the Canadian Revolving Credit Facility are collectively referred to as the “Credit Facilities”).

In conjunction with the acquisitions of Biolab and Mar Cor on August 1, 2003, the Company amended its Credit Facilities as follows:  i) outstanding borrowings under the Term Loan Facility were reset to $25,000,000 to finance a portion of the Mar Cor acquisition, (ii) Mar Cor was added as a guarantor under the U.S. Credit Facilities and the stock and assets of Mar Cor were pledged as security for such guaranty, (iii) the Canadian Revolving Credit Facility was increased from $5,000,000 to $7,000,000, (iv) Biolab was added as a guarantor under the Canadian Revolving Credit Facility and the stock and assets of Biolab were pledged as security for such guaranty, (v) the maturity dates of the U.S. Credit Facilities were extended to August 1, 2008, (vi) certain financial covenants of the Credit Facilities were modified to reflect the effect of the acquisitions in the Company’s anticipated future operating results and (vii) the Company was permitted to guarantee the lease on Mar Cor’s facility. The maturity date of the Canadian Revolving Credit Facility remains September 7, 2006.

Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender’s base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company’s consolidated ratio of debt to EBITDA.  The base rates associated with the U.S. lenders and the Canadian lender were 4.00% and 4.50%, respectively, at October 31, 2003, and the LIBOR rates ranged from 1.06% to 1.44% at October 31, 2003.  The margins applicable to the Company’s outstanding borrowings at October 31, 2003 are 1.25% above the lender’s base rate and 2.50% above LIBOR.  At October 31, 2003, all of the Company’s outstanding borrowings were under LIBOR contracts.  In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%.  The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from ..30% to .50%, depending upon the Company’s consolidated ratio of debt to EBITDA.

The U.S. Credit Facilities provide for available borrowings based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock owned by Cantel); and are guaranteed by Minntech and Mar Cor.  As of October 31, 2003, the Company was in compliance with the financial covenants under the Term Loan Facility and the U.S. Revolving Credit Facility, as amended on August 1, 2003.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower and Biolab.  As of October 31, 2003, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility, as amended on August 1, 2003.

At July 31, 2003, the Company had $20,750,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  In conjunction with the Mar Cor acquisition on August 1, 2003, the Company borrowed an additional $9,050,000; therefore, immediately after such acquisition, the Company had $29,800,000 outstanding under the U.S. Credit Facilities, including $25,000,000 under the Term Loan Facility.  The Biolab acquisition did not require any borrowings under the Canadian Revolving Credit Facility.  At October 31, 2003, the Company had $29,050,000 outstanding under its Credit Facilities, including $24,250,000 under the Term Loan Facility.

Subsequent to October 31, 2003, the Company repaid an additional $1,800,000 under its Credit Facilities; therefore, at December 8, 2003, the Company had $27,250,000 outstanding under its Credit Facilities, including $24,250,000 under the Term Loan Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

Aggregate annual required maturities of the Credit Facilities over the next five years are as follows:

Nine month period ending July 31, 2004	$2,250,000
Fiscal 2005	3,000,000
Fiscal 2006	5,000,000
Fiscal 2007	6,000,000
Fiscal 2008	12,800,000
Total	$29,050,000

All of such maturing amounts reflect the repayment terms under the Credit Facilities, as amended on August 1, 2003.  The amount maturing in fiscal 2008 includes the $4,800,000 outstanding at October 31, 2003 under the U.S. Revolving Credit Facility since such amount is required to be repaid prior to the expiration date of this facility.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended October 31,
	2003	2002
Numerator for basic and diluted earnings per common share:
Net income	$1,795,000	$1,269,000

Denominator for basic and diluted earnings per common share:
Denominator for basic earnings per common share - weighted average number of shares outstanding	9,314,155	9,243,462

Dilutive effect of common stock equivalents using the treasury stock method and the average market price for the period	574,858	586,927

Denominator for diluted earnings per common share - weighted average number of shares outstanding and common stock equivalents	9,889,013	9,830,389

Basic earnings per common share	$0.19	$0.14

Diluted earnings per common share	$0.18	$0.13

Note 10.                           Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS No. 123, “Stock-Based Compensation” (“SFAS 123”) to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity’s method of accounting for stock-based employee compensation.  SFAS 148 also provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123, but does not require a company to use the fair value method.

The Company accounts for its stock option plans using the intrinsic value method under the provisions of Accounting Principal Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  Under the provisions of APB 25, the Company grants stock options with exercise prices at the fair value of the shares at the date of grant and, accordingly, does not recognize compensation expense.  If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been as follows:

	Three Months Ended October 31,
	2003	2002
Net income:
As reported	$1,795,000	$1,269,000
Stock-based employee compensation expense, net of related tax effects	(317,000)	(289,000)
Pro forma	$1,478,000	$980,000

Earnings per common share - basic:
As reported	$0.19	$0.14
Pro forma	$0.16	$0.11

Earnings per common share - diluted:
As reported	$0.18	$0.13
Pro forma	$0.15	$0.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and the expected life.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 11.                           Income Taxes

The consolidated effective tax rate on operations was 36.2% and 33.7% for the three months ended October 31, 2003 and 2002, respectively. In conjunction with the purchase accounting for the acquisition of Minntech, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to Federal net operating loss carryforwards (“NOLs”) accumulated in the United States.  The Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs.

The Company’s results of operations for the three months ended October 31, 2003 and 2002 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during the three months ended October 31, 2003 of approximately 37.1%, 24.1% and 45.0%, respectively.  The higher overall effective tax rate for the three months ended October 31, 2003, as compared to the three months ended October 31, 2002, is principally due to the geographic mix of pretax income.

Note 12.                           Operating Segments

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined its reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements.  The primary factors used by management in analyzing segment performance are net sales and operating income.

The operating segments follow the same accounting policies used for the Company’s condensed consolidated financial statements as described in note 2 to the 2003 Form 10-K.

Operating segment information is summarized below:

	Three Months Ended October 31,
	2003	2002
Net sales:
Dialysis	$14,556,000	$14,353,000
Endoscopy and Surgical	5,036,000	3,047,000
Endoscope Reprocessing	4,624,000	3,781,000
Filtration and Separation	3,519,000	3,337,000
Water treatment	2,464,000	—
Scientific	1,706,000	1,990,000
Product Service	4,944,000	1,865,000
Total	$36,849,000	$28,373,000

Operating income:
Dialysis	$1,500,000	$1,663,000
Endoscopy and Surgical	791,000	361,000
Endoscope Reprocessing	409,000	123,000
Filtration and Separation	681,000	476,000
Water treatment	(30,000)	—
Scientific	(86,000)	54,000
Product Service	895,000	329,000
	4,160,000	3,006,000
General corporate expenses	(931,000)	(680,000)
Interest expense and other income	(415,000)	(411,000)
Income before income taxes	$2,814,000	$1,915,000

The increase in total assets at October 31, 2003 compared with July 31, 2003 was due principally to the acquisitions of Biolab, Mar Cor and Dyped, which impact the Company’s endoscope reprocessing, water treatment and product service operating segments.

Note 13.                           Legal Proceedings

In the normal course of business, the Company is subject to pending and threatened legal actions.  It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

In November 2003, the Company received a letter from the bankruptcy trustee of LifeStream International, Inc., a former customer, seeking to recover approximately $1,227,000 in trade payments made by such customer to Minntech within the ninety day period prior to the bankruptcy petition filing date of this former customer.  The Company has retained legal counsel for this matter to determine whether there is any merit to the claim.  Until such determination is made, the Company will be unable to determine what exposure, if any, may exist related to the ultimate disposition of this claim.  Accordingly, the Company has not provided for any potential costs for this matter at October 31, 2003.

In November 2003, HDC Medical Inc., a Kentucky corporation, filed a complaint against Minntech in the United States District Court, Western District of Kentucky (Case No. 3:03W-694-S). The plaintiff alleges that Minntech has violated federal antitrust laws, including the Sherman Act and the Clayton Act. In addition to requesting an injunction enjoining Minntech from continuing in alleged unlawful conduct, the plaintiff seeks an unspecified amount of actual damages, punitive damages, additional and/or treble statutory damages, and costs of suit. The Company believes that the allegations made in the complaint are without merit and it intends to vigorously defend the action.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The results of operations reflect the results of Cantel and its wholly-owned subsidiaries.

Reference is made to (i) the impact on the Company’s results of operations of a stronger Canadian dollar against the United States dollar during the three months ended October 31, 2003, compared with the three months ended October 31, 2002 (increase in value of approximately 15.1% for the three months ended October 31, 2003 as compared to the three months ended October 31, 2002, based upon average exchange rates), (ii) the impact on the Company’s results of operations of a stronger euro against the United States dollar during the three months ended October 31, 2003, compared with the three months ended October 31, 2002 (increase in value of approximately 15.8% for the three months ended October 31, 2003 as compared to the three months ended October 31, 2002, based upon average exchange rates), (iii) critical accounting policies of the Company, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iv) the Company’s acquisitions of Biolab and Mar Cor on August 1, 2003, as more fully described in notes 2 and 8 to the condensed consolidated financial statements, and (v) the Company’s acquisition of Dyped on September 12, 2003 as more fully described in note 2 to the condensed consolidated financial statements.

Biolab, Mar Cor and Dyped are reflected in the Company’s results of operations for the three months ended October 31, 2003 from the date of the respective acquisition, and are not reflected in the Company’s results of operations for the three months ended October 31, 2002.  The acquisitions of Biolab and Mar Cor have added one new operating segment to the Company, water treatment products. Additionally, Biolab and Mar Cor also contribute to the Company’s product service operating segment. Dyped, which contributes to the Company’s endoscope reprocessing operating segment, had an insignificant impact upon the Company’s results of operations for the three months ended October 31, 2003. Discussion herein of the Company’s pre-existing businesses refers to the operations of Cantel, Carsen and Minntech, but excluding the impact of the Biolab and Mar Cor acquisitions.  The ensuing discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (the “2003 Form 10-K”).

The following table presents net sales and the percentage to the total net sales for each operating segment of the Company:

	Three Months Ended October 31,
	2003		2002
	(Dollar amounts in thousands)
	$	%	$	%
Dialysis	$14,556	39.5	$14,353	50.6
Endoscopy and Surgical	5,036	13.7	3,047	10.7
Endoscope Reprocessing	4,624	12.5	3,781	13.3
Filtration and Separation	3,519	9.6	3,337	11.8
Water treatment	2,464	6.7	—	—
Scientific	1,706	4.6	1,990	7.0
Product Service	4,944	13.4	1,865	6.6
	$36,849	100.0	$28,373	100.0

Net sales increased by $8,476,000, or 29.9%, to $36,849,000 for the three months ended October 31, 2003, from $28,373,000 for the three months ended October 31, 2002.  Net sales contributed by Biolab and Mar Cor for the three months ended October 31, 2003 were $4,540,000.  Net sales of the Company’s pre-existing businesses increased by $3,936,000, or 13.9%, to $32,309,000 for the three months ended October 31, 2003, compared with the three months ended October 31, 2002.

Net sales were positively impacted for the three months ended October 31, 2003, compared with the three months ended October 31, 2002, by approximately $1,214,000 due to the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar.  Carsen’s net sales are principally included in the endoscopy and surgical, scientific and product service segments.

In addition, net sales were positively impacted for the three months ended October 31, 2003, compared with the three months ended October 31, 2002, by approximately $392,000 due to the translation of Minntech’s Netherlands subsidiary net sales using a stronger euro against the United States dollar.  The majority of the net sales of Minntech’s Netherlands subsidiary are included in the dialysis segment.

Increases in the price of the Company’s products did not have a significant effect on net sales for the three months ended October 31, 2003.

The increase in net sales of the Company’s pre-existing businesses was principally attributable to an increase in sales of endoscopy and surgical products, endoscope reprocessing products and product service.

The increase in sales of endoscopy and surgical products was primarily due to an increase in volume subsequent to the outbreak of severe acute respiratory syndrome (“SARS”) in the greater Toronto area which prevented the Company’s sales personnel from visiting hospitals during certain periods of the second half of fiscal 2003, improved healthcare funding in Canada and the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar. Net sales of endoscopy and surgical products increased by 65.3% in U.S. dollars and 43.0% in their functional Canadian currency during the three months ended October 31, 2003, as compared with the three months ended October 31, 2002.  Healthcare funding in Canada is dependent upon governmental appropriations.  Canada recently adopted a budget that provides for a significant increase in funding for healthcare.  However, the Company cannot ascertain what impact the funding situation or the new budget will have on future sales of endoscopy and surgical products. Future sales of endoscopy and surgical products could also be materially and adversely affected by competition or a future outbreak of SARS in Canada.

The increase in sales of endoscope reprocessing products of 22.3% was primarily due to an increase in volume for endoscope disinfection equipment and related consumables, which increase occurred principally in the United States.

Product service sales for the Company’s pre-existing business were $2,868,000, an increase of $1,003,000, or 53.8% for the three months ended October 31, 2003, as compared to the three months ended October 31, 2002.  The increase in product service sales from the pre-existing businesses was attributable to both flexible endoscopy service and endoscope reprocessing service.  The increase in flexible endoscopy service was due primarily to the increase in volume subsequent to the outbreak of SARS during certain periods of the second half of fiscal 2003 and the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar.  Flexible endoscopy service sales increased by 47.4% in U.S. dollars and 27.6% in their functional Canadian currency during the three months ended October 31, 2003, as compared with the three months ended October 31, 2002.  The increase in endoscope reprocessing service was due primarily to increased volume related to the increased field population of the Company’s endoscope disinfection equipment in the United States.  Despite the improvement in sales, the Company’s market share in its flexible endoscopy service business in Canada is substantial; therefore, growth opportunities for this portion of its service business may be limited without the addition of new product servicing opportunities.  Product service sales contributed by Biolab and Mar Cor for the three months ended October 31, 2003 were $2,076,000.

Gross profit increased by $2,403,000, or 22.3%, to $13,173,000 for the three months ended October 31, 2003, from $10,770,000 for the three months ended October 31, 2002.  Gross profit contributed by Biolab and Mar Cor for the three months ended October 31, 2003 was $1,090,000.  Gross profit of the Company’s pre-existing businesses increased by $1,313,000, or 12.2%, to $12,083,000 for the three months ended October 31, 2003, as compared to the three months ended October 31, 2002.

Gross profit as a percentage of net sales for the three months ended October 31, 2003 and 2002 was 35.7% and 38.0%, respectively.  Gross profit as a percentage of net sales of the Company’s pre-existing businesses for the three months ended October 31, 2003 and 2002 was 37.4% and 38.0%, respectively.

The lower gross profit percentage from the Company’s pre-existing businesses for the three months ended October 31, 2003, as compared with the three months ended October 31, 2002, was primarily attributable to a lower gross profit percentage in the Company’s dialysis products due to sales mix as well as competitive pricing pressure in the U.S. market for the Company’s line of acid and bicarbonate concentrates used by renal dialysis centers.  Partially offsetting these decreases in gross profit percentage were improved overhead absorption in the Company’s endoscope reprocessing and product service businesses due to increases in sales volume, and favorable Canadian dollar exchange rates which lowered Carsen’s cost of inventory purchased and therefore decreased cost of sales, and increased gross profit, by approximately $368,000 in the three months ended October 31, 2003, compared with the three months ended October 31, 2002.

Selling expenses as a percentage of net sales were 12.8% for the three months ended October 31, 2003, compared with 13.7% for the three month ended October 31, 2002.  For the three months ended October 31, 2003, the decrease in selling expense as a percentage of net sales was primarily attributable to the favorable impact of increased net sales against the fixed component of selling expenses, as well as the inclusion of the lower cost structure related to the Biolab and Mar Cor operations.

General and administrative expenses increased by $748,000 to $4,174,000 for the three months ended October 31, 2003, from $3,426,000 for the three months ended October 31, 2002, principally due to the inclusion of the Marcor and Biolab operations for the three months ended October 31, 2003 (which contributed $599,000 of general and administrative expenses) and increases in the cost of commercial insurance and incentive compensation.

Research and development expenses (which include continuing engineering costs) decreased by $59,000 to $1,070,000 for the three months ended October 31, 2003, from $1,129,000 for the three months ended October 31, 2002, principally due to a reduction in continuing engineering associated with endoscope reprocessing equipment.

Interest expense decreased by $5,000 to $429,000 for the three months ended October 31, 2003, from $434,000 for the three months ended October 31, 2002.  Average outstanding borrowings and interest rates were comparable for both periods.

Income before income taxes increased by $899,000 to $2,814,000 for the three months ended October 31, 2003, from $1,915,000 for the three months ended October 31, 2002.

The consolidated effective tax rate on operations was 36.2% and 33.7% for the three months ended October 31, 2003 and 2002, respectively. In conjunction with the purchase accounting for the acquisition of Minntech in September 2001, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States.  The Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs.

The Company’s results of operations for the three months ended

October 31, 2003 and 2002 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada, The Netherlands and Japan, which had effective tax rates during the three months ended October 31, 2003 of approximately 37.1%, 24.1% and 45.0%, respectively.  The higher overall effective tax rate for the three months ended October 31, 2003, as compared to the three months ended October 31, 2002, is principally due to the geographic mix of pretax income.

Liquidity and Capital Resources

At October 31, 2003, the Company’s working capital was $42,013,000, compared with $43,643,000 at July 31, 2003.  This decrease in working capital was due to the utilization of cash for the Biolab acquisition, partially offset by increases in working capital from the acquisitions of Biolab and Mar Cor.

Net cash provided by operating activities was $1,805,000 and $2,127,000 for the three months ended October 31, 2003 and 2002, respectively. For the three months ended October 31, 2003, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses.  For the three months ended October 31, 2002, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued expenses and income taxes payable.

Net cash used in investing activities was $17,174,000 and $171,000 for the three months ended October 31, 2003 and 2002, respectively.  For the three months ended October 31, 2003, the net cash used in investing activities was primarily due to the acquisitions of Biolab, Mar Cor and Dyped. For the three months ended October 31, 2002, the net cash used in investing activities was primarily for capital expenditures.

Net cash provided by financing activities was $8,374,000 for the three months ended October 31, 2003, compared with net cash used in financing activities of $1,258,000 for the three months ended October 31, 2002.  For the three months ended October 31, 2003, the net cash provided by financing activities was primarily attributable to borrowings under the Company’s credit facilities related to the acquisition of Mar Cor.  For the three months ended October 31, 2002, the net cash used in financing activities was primarily attributable to repayments under the Company’s credit facilities.

In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company’s existing working capital credit facilities.  Such credit facilities included (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the “Term Loan Facility”) used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S.

lenders (the “U.S. Revolving Credit Facility”) used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (Cantel and Minntech are referred to as the “U.S. Borrowers”) (the Term Loan Facility and the U.S. Revolving Credit Facility are collectively referred to as the “U.S. Credit Facilities”), and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the “Canadian Borrower”) with a Canadian bank (the “Canadian Revolving Credit Facility”) available for Carsen’s future working capital requirements (the U.S. Credit Facilities and the Canadian Revolving Credit Facility are collectively referred to as the “Credit Facilities”).

In conjunction with the acquisitions of Biolab and Mar Cor on August 1, 2003, the Company amended its Credit Facilities as follows:  i) outstanding borrowings under the Term Loan Facility were reset to $25,000,000 to finance a portion of the Mar Cor acquisition, (ii) Mar Cor was added as a guarantor under the U.S. Credit Facilities and the stock and assets of Mar Cor were pledged as security for such guaranty, (iii) the Canadian Revolving Credit Facility was increased from $5,000,000 to $7,000,000, (iv) Biolab was added as a guarantor under the Canadian Revolving Credit Facility and the stock and assets of Biolab were pledged as security for such guaranty, (v) the maturity dates of the U.S. Credit Facilities were extended to August 1, 2008, (vi) certain financial covenants of the Credit Facilities were modified to reflect the effect of the acquisitions in the Company’s anticipated future operating results and (vii) the Company was permitted to guarantee the lease on Mar Cor’s facility. The maturity date of the Canadian Revolving Credit Facility remains September 7, 2006.

Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender’s base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company’s consolidated ratio of debt to EBITDA.  The base rates associated with the U.S. lenders and the Canadian lender were 4.00% and 4.50%, respectively, at December 8, 2003, and the LIBOR rates ranged from 1.06% to 1.44% at December 8, 2003.  The margins applicable to the Company’s outstanding borrowings at December 8, 2003 are 1.25% above the lender’s base rate and 2.50% above LIBOR.  At December 8, 2003, all of the Company’s outstanding borrowings were under LIBOR contracts.  In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%.  The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from ..30% to .50%, depending upon the Company’s consolidated ratio of debt to EBITDA.

The U.S. Credit Facilities provide for available borrowings based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock owned by Cantel); and are guaranteed by Minntech and

Mar Cor.  As of October 31, 2003, the Company was in compliance with the financial covenants under the Term Loan Facility and the U.S. Revolving Credit Facility, as amended on August 1, 2003.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower and Biolab.  As of October 31, 2003, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility, as amended on August 1, 2003.

At July 31, 2003, the Company had $20,750,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  In conjunction with the Mar Cor acquisition on August 1, 2003, the Company borrowed an additional $9,050,000; therefore, immediately after such acquisition, the Company had $29,800,000 outstanding under the U.S. Credit Facilities, including $25,000,000 under the Term Loan Facility.  The Biolab acquisition did not require any borrowings under the Canadian Revolving Credit Facility.  At October 31, 2003, the Company had $29,050,000 outstanding under its Credit Facilities, including $24,250,000 under the Term Loan Facility. Subsequent to October 31, 2003, the Company repaid an additional $1,800,000 under its Credit Facilities; therefore, at December 8, 2003, the Company had $27,250,000 outstanding under its Credit Facilities, including $24,250,000 under the Term Loan Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

Aggregate annual required maturities of the Credit Facilities over the next five years are as follows:

Nine month period ending July 31, 2004	$2,250,000
Fiscal 2005	3,000,000
Fiscal 2006	5,000,000
Fiscal 2007	6,000,000
Fiscal 2008	12,800,000
Total	$29,050,000

All of such maturing amounts reflect the repayment terms under the Credit Facilities, as amended on August 1, 2003.  The amount maturing in fiscal 2008 includes the $4,800,000 outstanding at October 31, 2003 under the U.S. Revolving Credit Facility since such amount is required to be repaid prior to the expiration date of this facility.

Aggregate future minimum commitments at October 31, 2003 under operating leases for property and equipment are as follows:

Nine month period ending July 31, 2004	$1,421,000
Fiscal 2005	1,419,000
Fiscal 2006	574,000
Fiscal 2007	284,000
Fiscal 2008	191,000
Thereafter	1,632,000
Total lease commitments	$5,521,000

The majority of Carsen’s sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to a distribution agreement (the “Olympus Agreement”) with Olympus America Inc. (“Olympus”), and the majority of Carsen’s sales of scientific products related to industrial technology equipment have been made pursuant to a distribution agreement with Olympus Industrial America Inc. (the “Olympus Industrial Agreement”), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada.  Carsen is subject to a minimum purchase requirement under the Olympus Agreement of $18.8 million during the contract year ending March 31, 2004.  For the contract year ended March 31, 2003, Carsen satisfied the minimum purchase requirement under the Olympus Agreement.  Both agreements expire on March 31, 2004; however, the Olympus Agreement provides that if Carsen fulfills its obligations thereunder, such Agreement will be extended through March 31, 2006.  The parties are obligated to establish new minimum purchase requirements for the extended term.

Effective August 1, 2003, Minntech renewed its distribution agreement with Olympus (the “MediVators Agreement”) which grants Olympus the exclusive right to distribute the majority of the Company’s endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico.  Failure by Olympus to achieve the minimum purchase projections in any contract year gives Minntech the option to terminate the MediVators Agreement.  The MediVators Agreement expires on August 1, 2006.

The Company has determined that it will repatriate minimal amounts of existing and future accumulated profits from its international locations until existing domestic NOLs are exhausted, which the Company estimates to be no earlier than fiscal 2005. Notwithstanding this strategy, the Company believes that its current cash position, anticipated cash flows from operations (including its U.S. operations), and the funds available under its revolving credit facilities will be sufficient to satisfy the Company’s cash operating requirements for the foreseeable future based upon its existing operations, including the acquisitions of Biolab, Mar Cor and Dyped. At December 8, 2003, approximately $19,582,000 was available under the revolving credit facilities.

During the three months ended October 31, 2003, compared with the three months ended October 31, 2002, the average value of the Canadian dollar increased by approximately 15.1% relative to the value of the United States dollar.  Changes in the value of the Canadian dollar against the United States dollar affect the Company’s results of operations because the Company’s Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars.  During the three months ended October 31, 2003, compared with the three months ended October 31, 2002, such strengthening of the Canadian dollar relative to the United States dollar had a positive impact upon the Company’s results of operations. Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company’s assets that are denominated in Canadian dollars.

Under the Canadian Revolving Credit Facility, Carsen has a $25,000,000 (United States dollars) foreign currency hedging facility which is available to hedge against the impact of such currency fluctuations on purchases of inventories.  Total commitments for foreign currency forward contracts under this facility amounted to $16,105,000 (United States dollars) at December 8, 2003 and cover a substantial portion of the Canadian subsidiary’s projected purchases of inventories through July 2004.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  The weighted average exchange rate of the forward contracts open at December 8, 2003 was $1.3988 Canadian dollar per United States dollar, or $.7149 United States dollar per Canadian dollar.  The exchange rate published by the Wall Street Journal on December 8, 2003 was $1.2984 Canadian dollar per United States dollar, or $.7702 United States dollar per Canadian dollar.

During the three months ended October 31, 2003, compared with the three months ended October 31, 2002, the value of the euro increased by approximately 15.8% relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. During the three months ended October 31, 2003, such strengthening of the euro relative to the United States dollar had an overall adverse impact upon the Company’s results of operations. Such currency fluctuations also result in a change in the United States dollar value of the Company’s assets that are denominated in euros.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedges.  There was one foreign currency forward contract amounting to €5,489,000 at December 8, 2003 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expires on December 31, 2003.  Under its Credit Facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all of the Company’s foreign currency forward contracts are designated as hedges.  Recognition of gains and losses related to the Canadian hedges is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement.  Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts.

For purposes of translating the balance sheet, at October 31, 2003 compared with July 31, 2003, the value of the Canadian dollar and the value of the euro increased by approximately 6.5% and 2.9%, respectively, compared to the value of the United States dollar.  The total of these currency movements resulted in a foreign currency translation gain of $1,326,000 for the three months ended October 31, 2003, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2003 and 2002 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

Inflation has not significantly impacted the Company’s operations.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company continually evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

Revenue on product sales (excluding certain sales of endoscope reprocessing equipment in the United States) is recognized as products are shipped to customers and title passes.  The passing of title is determined based upon the FOB terms specified for each shipment.  With respect to dialysis, filtration and separation and a portion of endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when the Company’s distribution fleet is utilized.  With respect to endoscopy and surgical, water treatment and scientific products, shipment terms may be either FOB origin or destination.  Customer acceptance for the majority of the Company’s product sales occurs at the time of delivery. In certain instances, primarily with respect to some of the Company’s water treatment products and an insignificant amount of the Company’s sales of dialysis equipment and scientific products, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user.  With respect to a portion of endoscopy and surgical, water treatment and scientific product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

Sales of a majority of the Company’s endoscope reprocessing equipment to a third party distributor in the United States are recognized on a bill and hold basis.  Such sales satisfy each of the following criteria:  (i) the risks of ownership have passed to the third party distributor; (ii) the third party distributor must provide a written purchase order committing to the purchase of specified units; (iii) the bill and hold arrangement was specifically requested by the third party distributor for the purpose of minimizing the impact of multiple shipments of the units; (iv) the third party distributor provides specific instructions for shipment to customers, and completed units held by the Company for the third party distributor generally do not exceed three months of anticipated shipments; (v) the Company has no further performance obligations with respect to such units; (vi) completed units are invoiced to the third party distributor with 30 day payment terms and such receivables are generally satisfied within such terms; and (vii) completed units are ready for shipment and segregated in a designated section of the Company’s warehouse reserved only for the third party distributor.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at the Company’s facilities and the products are shipped to customers.  All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within costs of sales) at the time the sale is recognized.

None of the Company’s sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by the Company before credit is issued or such product is accepted for return.  No cash discounts for early payment are offered except with respect to a small portion of the Company’s sales of dialysis products.  Price protection is not offered by the Company, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of the Company’s products.  With respect to certain of the Company’s dialysis product customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition.

The majority of the Company’s dialysis products are sold to end-users; the majority of filtration and separation and endoscope reprocessing products are sold to third party distributors; the majority of endoscopy and surgical products are sold directly to hospitals; water treatment products are sold to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; scientific products are sold to both hospitals and other end-users; and product service is sold to hospitals, third party distributors and other end-users.  Sales to all of these customers follow the Company’s revenue recognition policies.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due to the Company from normal business activities.  Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments.  The Company uses historical experience as well as current market information in determining the estimate. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories consist of products which are sold in the ordinary course of the Company’s business and are stated at the lower of cost (first-in, first-out) or market.  In assessing the value of inventories, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventories and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company uses historical experience as well as current market information.

Goodwill and Intangible Assets

Certain of the Company’s identifiable intangible assets, including technology, customer relationships, patents and non-compete agreements, are amortized on the straight-line method over their estimated useful lives which range from 2 to 20 years.  Additionally, the Company has recorded goodwill and trademarks and tradenames, all of which have indefinite useful lives and are therefore not amortized.  All of the Company’s intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. The Company’s management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations.

Warranties

The Company provides for estimated costs that may be incurred to remedy deficiencies of quality or performance of the Company’s products at the time of revenue recognition.  Most of the Company’s products have a one-year warranty, although a majority of the Company’s endoscope reprocessing equipment in the United States may carry a warranty period of up to fifteen months.  The Company records provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold.  The historical relationship of warranty costs to products sold is the primary basis for the estimate.  A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on the Company’s results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

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

In conjunction with the Company’s acquisitions, such liabilities principally include certain income tax and sales and use tax exposures, including income tax liabilities related to the Company’s foreign subsidiaries.  The ultimate settlement of such liabilities may be for amounts which are different from the amounts recorded.

Other Matters

The Company does not have any off balance sheet financial arrangements.

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  All forward-looking statements involve risks and uncertainties, including, without limitation, acceptance and demand of new products, the impact of competitive products and pricing, the Company’s ability to successfully integrate and operate acquired and merged businesses and the risks associated with such businesses, and the risks detailed in the Company’s filings and reports with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003.  Such statements are only predictions, and actual events or results may differ materially from those projected.

ITEM 3.                        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency market risk:  A portion of the Company’s products are imported from the Far East and Western Europe, the Company’s United States subsidiary sells a portion of its products outside of the United States, and Minntech’s Netherlands subsidiary sells a portion of its products outside of the European Union.  Consequently, the Company’s business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States, Canada and the Netherlands.

Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars.  Additionally, a portion of the sales of Biolab are to customers in the United States.  Carsen’s and Biolab’s businesses could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada.  Additionally, Carsen’s financial statements are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included within the Company’s 2003 Form 10-K.  Fluctuations in the rates of currency exchange between the United States and Canada had a positive impact for the three months ended October 31, 2003, compared with the three months ended October 31, 2002, upon the Company’s results of operations and stockholders’ equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $17,945,000 (United States dollars) at October 31, 2003 and cover a substantial portion of Carsen’s projected purchases of inventories through July 2004.

Changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included within the Company’s 2003 Form 10-K.  Fluctuations in the rates of currency exchange between the European Union and the United States had an overall adverse impact for the three months ended October 31, 2003, compared with the three months ended October 31, 2002, upon the Company’s overall results of operations, and had a positive impact upon stockholders’ equity, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedge instruments.  There was one such foreign currency forward contract amounting to €5,097,000 at October 31, 2003 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expired on November 30, 2003.  Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen.  Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2003 and 2002 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

Interest rate market risk:  The Company has two credit facilities for which the interest rate on outstanding borrowings is variable.  Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada.  During the three months ended October 31, 2003 and 2002, all of the Company’s outstanding borrowings were under its United States credit facilities. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%.  This interest rate cap agreement has been designated as a cash flow hedge instrument.  At October 31, 2003, the fair value of such interest rate cap was less than $1,000.

ITEM 4.                        CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15) as of the end of the period covered by this report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

The Company has evaluated its internal controls over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

See Part I, Item 1. - Note 13 above

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote during the three months ended October 31, 2003.

ITEM 6.                        EXHIBITS AND REPORTS ON FORM 8-K

(a)                                          Exhibits:

10(a) – Employment Agreement, dated as of October 16, 2003, between the Registrant and James P. Reilly.

31.1 – Certification of Principal Executive Officer.

31.2 – Certification of Principal Financial Officer.

32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

A report on Form 8-K was filed on October 3, 2003, reporting a press release announcing the Company’s results of operations for the quarter and fiscal year ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: December 15, 2003

	By:	/s/ James P. Reilly
James P. Reilly, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)