Form 10-Q
period 2004-01-31
CANTEL MEDICAL CORP
filed 2004-03-12
CIK 19446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004.

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

Yes   ☒   No   ☐

Number of shares of Common Stock outstanding as of March 1, 2004: 9,468,095.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31, 2004	July 31, 2003
Assets
Current assets:
Cash and cash equivalents	$10,076	$17,018
Accounts receivable, net of allowance for doubtful accounts of $1,303 at January 31 and $1,126 at July 31	28,128	23,424
Inventories:
Raw materials	6,859	5,187
Work-in-process	3,097	2,118
Finished goods	11,916	10,595
Total inventories	21,872	17,900
Deferred income taxes	3,095	2,780
Prepaid expenses and other current assets	1,975	808
Total current assets	65,146	61,930
Property and equipment, net	23,242	22,161
Intangible assets, net	10,590	6,998
Goodwill	28,181	16,398
Other assets	2,418	2,323
	$129,577	$109,810
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	8,526	7,398
Compensation payable	2,085	2,372
Other accrued expenses	7,254	4,886
Income taxes payable	447	631
Total current liabilities	21,312	18,287

Long-term debt	22,800	17,750
Deferred income taxes	5,222	1,915
Other long-term liabilities	3,049	1,676

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, $.10 par value; authorized 20,000,000 shares; January 31 - 9,668,832 shares issued and 9,396,815 shares outstanding; July 31 - 9,580,452 shares issued and 9,309,368 shares outstanding	967	958
Additional capital	50,428	49,634
Retained earnings	23,907	19,539
Accumulated other comprehensive income	3,112	1,255
Treasury Stock, at cost; January 31 - 272,017 shares; July 31 - 271,084 shares	(1,220)	(1,204)
Total stockholders’ equity	77,194	70,182
	$129,577	$109,810

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Net sales:
Product sales	$35,771	$31,974	$67,676	$58,482
Product service	5,325	2,453	10,269	4,318
Total net sales	41,096	34,427	77,945	62,800

Cost of sales:
Product sales	22,310	20,391	42,702	36,752
Product service	3,667	1,492	6,951	2,734
Total cost of sales	25,977	21,883	49,653	39,486

Gross profit	15,119	12,544	28,292	23,314

Operating expenses:
Selling	5,001	4,367	9,701	8,256
General and administrative	4,400	2,871	8,574	6,297
Research and development	1,103	1,141	2,173	2,270
Total operating expenses	10,504	8,379	20,448	16,823

Income before interest expense, other income and income taxes	4,615	4,165	7,844	6,491

Interest expense	431	369	860	803
Other income	(15)	(17)	(29)	(40)

Income before income taxes	4,199	3,813	7,013	5,728

Income taxes	1,626	1,433	2,645	2,079

Net income	$2,573	$2,380	$4,368	$3,649

Earnings per common share:
Basic	$0.28	$0.26	$0.47	$0.39

Diluted	$0.26	$0.24	$0.44	$0.37

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended January 31,
	2004	2003

Cash flows from operating activities
Net income	$4,368	$3,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,084	1,827
Amortization of debt issuance costs	268	227
Loss on disposal of fixed assets	2	—
Impairment of long-lived assets	153	—
Deferred income taxes	876	596
Changes in assets and liabilities:
Accounts receivable	(192)	(1,442)
Inventories	78	883
Prepaid expenses and other current assets	(1,103)	165
Accounts payable and accrued expenses	(2,543)	(1,381)
Income taxes payable	(25)	(1,423)
Net cash provided by operating activities	3,966	3,101

Cash flows from investing activities
Capital expenditures	(945)	(488)
Proceeds from disposal of fixed assets	18	—
Acquisition of Biolab, net of cash acquired	(7,782)	—
Acquisition of Mar Cor, net of cash acquired	(7,979)	—
Acquisition of Dyped, net of cash acquired	(696)	—
Cash used in discontinued operations	—	(19)
Other, net	(275)	(56)
Net cash used in investing activities	(17,659)	(563)

Cash flows from financing activities
Borrowings under term loan facility	4,250	—
Borrowings under revolving credit facilities	4,800	—
Repayments under term loan facility	(1,500)	(1,250)
Repayments under revolving credit facilities	(2,500)	(2,000)
Proceeds from exercises of stock options	617	256
Net cash provided by (used in) financing activities	5,667	(2,994)

Effect of exchange rate changes on cash and cash equivalents	1,084	722

(Decrease) increase in cash and cash equivalents	(6,942)	266
Cash and cash equivalents at beginning of period	17,018	12,565
Cash and cash equivalents at end of period	$10,076	$12,831

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

On August 1, 2003, the Company completed its acquisition of two companies in the water treatment industry, as more fully described in note 3 to the condensed consolidated financial statements.  Biolab Equipment Ltd. (“Biolab”), which became a wholly-owned subsidiary of Carsen, designs and manufactures ultra-pure water systems for the medical, pharmaceutical, biotechnology, research and semiconductor industries and provides services required to produce and maintain high purity water.  Mar Cor Services, Inc. (“Mar Cor”) which became a wholly-owned subsidiary of Cantel, provides water treatment equipment design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries.

Certain items in the July 31, 2003 financial statements have been reclassified from statements previously presented to conform to the presentation of the January 31, 2004 financial statements.  These reclassifications relate to raw material and finished goods inventories, property and equipment and other assets and had no impact upon total current assets or total assets.

Note 2.                                       Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS No. 123, “Stock-Based Compensation” (“SFAS 123”) to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity’s method of accounting for stock-based employee compensation.  SFAS 148 also provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123, but does not require a company to use the fair value method.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003

Net income:
As reported	$2,573,000	$2,380,000	$4,368,000	$3,649,000
Stock-based employee compensation expense, net of related tax effects	(394,000)	(301,000)	(711,000)	(590,000)
Pro forma	$2,179,000	$2,079,000	$3,657,000	$3,059,000
Earnings per common share - basic:
As reported	$0.28	$0.26	$0.47	$0.39
Pro forma	$0.23	$0.22	$0.39	$0.33
Earnings per common share - diluted:
As reported	$0.26	$0.24	$0.44	$0.37
Pro forma	$0.22	$0.21	$0.37	$0.31

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and the expected life of the option.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 3.                                       Acquisitions

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

The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $7,876,000. Under the terms of the purchase agreement, the Company may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,000,000 for the three year period ending July 31, 2006, based upon Biolab achieving specified targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of January 31, 2004, none of the additional consideration had been earned. References herein to Biolab include Biolab and its subsidiaries.

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

In conjunction with the acquisition of Biolab, Carsen amended its existing Canadian working capital credit facility, as discussed in note 9 to the condensed consolidated financial statements.

Mar Cor

On August 1, 2003, the Company acquired all of the issued and outstanding stock of Mar Cor, a private company in the water treatment industry with historical annual revenues of approximately $10,000,000. Mar Cor, based in Skippack, Pennsylvania with locations in Atlanta and Chicago, is a service-oriented company providing design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries.

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

In conjunction with the acquisition of Mar Cor, the Company amended its existing U.S. credit facilities to fund the cash consideration paid and costs associated with the acquisition, as discussed in note 9 to the condensed consolidated financial statements.

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

Dyped

On September 12, 2003, the Company acquired the endoscope reprocessing systems and infection control technologies of Dyped, a private company based in The Netherlands.  The total consideration for the transaction, including transaction costs, was approximately $1,812,000 and included a note payable in five annual installments with a present value of approximately $1,211,000 (with a face value of $1,505,000).  The Company may pay additional purchase price of approximately $557,000 over a three year period contingent upon the achievement of certain research and development objectives.  At January 31, 2004, none of the additional purchase price had been earned. The primary reason for the acquisition of Dyped was to expand Minntech’s technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with emerging European standards and future market requirements.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities as follows: current assets $503,000; property and equipment $14,000; intangible assets $664,000 including current technology $585,000 (8-year life) and customer relationships $79,000 (4-year life); current liabilities $777,000; and long-term liabilities $232,000. The excess purchase price of $1,640,000 was assigned to goodwill.  Such goodwill, all of which is non-deductible for income tax purposes, was allocated to the Company’s endoscope reprocessing operating segment.

There were no in-process research and development projects acquired in connection with the Biolab, Mar Cor and Dyped acquisitions.

The acquisitions of Biolab, Mar Cor and Dyped contributed $2,587,000, $2,824,000 and $126,000, respectively, to the Company’s net sales for the three months ended January 31, 2004 and $4,570,000, $5,381,000 and $200,000, respectively, for the six months ended January 31, 2004.  The acquisitions did not have a significant impact upon net income for the three and six months ended January 31, 2004.  Since these acquisitions occurred in fiscal 2004, the results of operations of Biolab, Mar Cor and Dyped were excluded from the Company’s results of operations for the three and six months ended January 31, 2003.  Pro forma consolidated statements of income data for the three and six months ended January 31, 2003 have not been presented due to the insignificant impact of these businesses on net income for the three and six months ended January 31, 2004, the expectation that such impact would also be insignificant for the three and six months ended January 31, 2003, and the fact that pre-acquisition operating statement data that are in accordance with generally accepted accounting principles is not available for these acquired businesses.

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

Note 4.                                       Recent Accounting Pronouncements

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

Note 5.                                       Comprehensive Income

The Company’s comprehensive income for the three and six months ended January 31, 2004 and 2003 is set forth in the following table:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003

Net income	$2,573,000	$2,380,000	$4,368,000	$3,649,000
Other comprehensive income (loss):
Unrealized gain (loss) on currency hedging	257,000	(189,000)	(173,000)	(266,000)
Unrealized gain (loss) on interest rate cap	13,000	12,000	27,000	(7,000)
Foreign currency translation	677,000	1,555,000	2,003,000	1,956,000
Comprehensive income	$3,520,000	$3,758,000	$6,225,000	$5,332,000

Note 6.                                       Financial Instruments

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

The Company’s Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and sells its products in Canadian dollars, and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar.  In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $12,895,000 (United States dollars) at January 31, 2004 and cover a substantial portion of Carsen’s projected purchases of inventories through July 2004.

In addition, changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, Minntech enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedge instruments.  There was one such foreign currency forward contract amounting to €4,501,000 at January 31, 2004 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on February 27, 2004.  Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

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

The Company entered into credit facilities in September 2001, as amended and more fully described in note 9 to the condensed consolidated financial statements, for which the interest rate on outstanding borrowings is variable.  In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 which caps the London Interbank Offered Rate (“LIBOR”) at 4.50% on $12,500,000 of the Company’s borrowings.  This interest rate cap agreement has been designated as a cash flow hedge instrument.  The cost of the interest rate cap, which is included in other assets, was $246,500 and is being amortized to interest expense over the three-year life of the agreement.  The difference between its amortized cost and its fair value is recorded as an unrealized loss at January 31, 2004 and is included in accumulated other comprehensive income.

Note 7.                                       Intangibles and Goodwill

The Company’s intangible assets which are subject to amortization consist primarily of technology, customer relationships, non-compete agreements and patents.  These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years as of January 31, 2004.  Amortization expense related to intangible assets was $258,000 and $612,000 for the three and six months ended January 31, 2004, respectively, and $215,000 and $432,000 for the three and six months ended January 31, 2003, respectively. Intangible assets acquired in conjunction with the Biolab, Mar Cor and Dyped acquisitions are more fully described in note 3 to the condensed consolidated financial statements.  The Company’s intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	January 31, 2004
	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$5,832,000	$(1,016,000)	$4,816,000
Customer relationships	3,972,000	(1,122,000)	2,850,000
Non-compete agreements	447,000	(306,000)	141,000
Patents and other registrations	134,000	(5,000)	129,000
	10,385,000	(2,449,000)	7,936,000
Trademarks and tradenames	2,654,000	—	2,654,000
Total intangible assets	$13,039,000	$(2,449,000)	$10,590,000

	July 31, 2003
	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$4,822,000	$(786,000)	$4,036,000
Customer relationships	2,695,000	(876,000)	1,819,000
Non-compete agreements	279,000	(264,000)	15,000
Patents and other registrations	114,000	(1,000)	113,000
	7,910,000	(1,927,000)	5,983,000
Trademarks and tradenames	1,015,000	—	1,015,000
Total intangible assets	$8,925,000	$(1,927,000)	$6,998,000

Estimated annual amortization expense of the Company’s intangible assets for the next five years is as follows:

Six month period ending July 31, 2004	$537,000
Fiscal 2005	1,036,000
Fiscal 2006	1,036,000
Fiscal 2007	971,000
Fiscal 2008	915,000

On July 31, 2003, management performed an impairment study of goodwill and trademarks and tradenames, which related predominantly to its acquisition of Minntech in September 2001, and concluded that such assets were not impaired.  During the six months ended January 31, 2004, goodwill increased by $11,347,000 due to the acquisitions of Biolab, Mar Cor and Dyped, as more fully described in note 3 to the condensed consolidated financial statements, and $436,000 due to changes in foreign exchange rates.  At the time of the Biolab, Mar Cor and Dyped acquisitions goodwill benchmark impairment studies were performed and such goodwill was not impaired.

Note 8.                                       Warranty

A summary of activity in the warranty reserves follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003

Beginning balance	$396,000	$280,000	$353,000	$344,000
Provisions	289,000	654,000	582,000	756,000
Charges	(173,000)	(503,000)	(477,000)	(669,000)
Foreign currency translation	1,000	—	2,000	—
Acquisitions	—	—	53,000	—
Ending balance	$513,000	$431,000	$513,000	$431,000

The warranty provisions and charges during the three and six months ended January 31, 2004 and 2003 relate principally to the Company’s endoscope reprocessing products.

Note 9.                                       Financing Arrangements

In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to establish new working capital credit facilities.  Such credit facilities included (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the “Term Loan Facility”) used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the “U.S. Revolving Credit Facility”) used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (Cantel and Minntech are referred to as the “U.S. Borrowers”) (the Term Loan Facility and the U.S. Revolving Credit Facility are collectively referred to as the “U.S. Credit Facilities”), and (iii) a $5,000,000

(United States dollars) senior secured revolving credit facility for Carsen (the “Canadian Borrower”) with a Canadian bank (the “Canadian Revolving Credit Facility”) available for Carsen’s future working capital requirements (the U.S. Credit Facilities and the Canadian Revolving Credit Facility are collectively referred to as the “Credit Facilities”).

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

Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender’s base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company’s consolidated ratio of debt to EBITDA.  The base rates associated with the U.S. lenders and the Canadian lender were 4.00% and 4.25%, respectively, at January 31, 2004, and the LIBOR rates ranged from 1.12% to 1.50% at January 31, 2004.  The margins applicable to the Company’s outstanding borrowings at January 31, 2004 are 1.50% above the lender’s base rate and 2.75% above LIBOR.  At January 31, 2004, substantially all of the Company’s outstanding borrowings were under LIBOR contracts.  In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%.  The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from ..30% to .50%, depending upon the Company’s consolidated ratio of debt to EBITDA.

The U.S. Credit Facilities provide for available borrowings based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock owned by Cantel); and are guaranteed by Minntech and Mar Cor.  As of January 31, 2004, the Company was in compliance with the financial covenants under the Term Loan Facility and the U.S. Revolving Credit Facility, as amended on August 1, 2003.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower and Biolab.  As of January 31, 2004, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility, as amended on August 1, 2003.

At July 31, 2003, the Company had $20,750,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  In conjunction with the Mar Cor acquisition on August 1, 2003, the Company borrowed an additional $9,050,000; therefore, immediately after such acquisition, the Company had $29,800,000 outstanding under the U.S. Credit Facilities, including $25,000,000 under the Term Loan Facility.  The Biolab acquisition did not require any borrowings under the Canadian Revolving Credit Facility.  At January 31, 2004, the Company had $25,800,000 outstanding under its Credit Facilities, including $23,500,000 under the Term Loan Facility. Subsequent to January 31, 2004, the Company repaid an additional $800,000 under its Credit Facilities; therefore, at March 1, 2004, the Company had $25,000,000 outstanding under its Credit Facilities, including $23,500,000 under the Term Loan Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

Aggregate annual required maturities of the Credit Facilities over the next five years are as follows:

Six month period ending July 31, 2004	$1,500,000
Fiscal 2005	3,000,000
Fiscal 2006	5,000,000
Fiscal 2007	6,000,000
Fiscal 2008	10,300,000
Total	$25,800,000

All of such maturing amounts reflect the repayment terms under the Credit Facilities, as amended on August 1, 2003.  The amount maturing in fiscal 2008 includes the $2,300,000 outstanding at January 31, 2004 under the U.S. Revolving Credit Facility since such amount is required to be repaid prior to the expiration date of this facility.

Note 10.                                Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.

Diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price for the period.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Numerator for basic and diluted earnings per common share:
Net income	$2,573,000	$2,380,000	$4,368,000	$3,649,000

Denominator for basic and diluted earnings per common share:
Denominator for basic earnings per common share - weighted average number of shares outstanding	9,342,502	9,264,636	9,328,329	9,254,049

Dilutive effect of common stock equivalents using the treasury stock method and the average market price for the period	717,484	572,180	643,675	579,985

Denominator for diluted earnings per common share - weighted average number of shares outstanding and common stock equivalents	10,059,986	9,836,816	9,972,004	9,834,034

Basic earnings per common share	$0.28	$0.26	$0.47	$0.39

Diluted earnings per common share	$0.26	$0.24	$0.44	$0.37

Note 11.                                Income Taxes

The consolidated effective tax rate on operations was 37.7% and 36.3% for the six months ended January 31, 2004 and 2003, respectively. In fiscal 2002, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to Federal net operating loss carryforwards (“NOLs”) accumulated in the United States. The Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs.

The Company’s results of operations for the three and six months ended January 31, 2004 and 2003 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during the six months ended January 31, 2004 of approximately 37.6%, 23.6% and 45.0%, respectively.  The higher overall effective tax rate for the six months ended January 31, 2004, as compared with the six months ended January 31, 2003, is principally due to the geographic mix of pretax income and an increase in the Ontario, Canada provincial tax rate enacted on January 1, 2004.

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

Operating segment information is summarized below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Net sales:
Dialysis	$14,631,000	$15,701,000	$29,187,000	$30,054,000
Endoscopy and Surgical	6,783,000	4,430,000	11,819,000	7,478,000
Endoscope Reprocessing	4,905,000	5,629,000	9,529,000	9,410,000
Filtration and Separation	3,369,000	3,858,000	6,888,000	7,195,000
Water treatment	3,502,000	—	5,966,000	—
Scientific	2,581,000	2,356,000	4,287,000	4,345,000
Product Service	5,325,000	2,453,000	10,269,000	4,318,000
Total	$41,096,000	$34,427,000	$77,945,000	$62,800,000

Operating income (loss):
Dialysis	$1,973,000	$2,099,000	$3,473,000	$3,762,000
Endoscopy and Surgical	1,463,000	717,000	2,254,000	1,078,000
Endoscope Reprocessing	370,000	315,000	779,000	438,000
Filtration and Separation	762,000	901,000	1,443,000	1,377,000
Water treatment	184,000	—	154,000	—
Scientific	47,000	142,000	(39,000)	196,000
Product Service	827,000	676,000	1,722,000	1,005,000
	5,626,000	4,850,000	9,786,000	7,856,000
General corporate expenses	(1,011,000)	(685,000)	(1,942,000)	(1,365,000)
Interest expense and other income	(416,000)	(352,000)	(831,000)	(763,000)
Income before income taxes	$4,199,000	$3,813,000	$7,013,000	$5,728,000

The increase in total assets at January 31, 2004 compared with July 31, 2003 was due principally to the acquisitions of Biolab, Mar Cor and Dyped, which impact the Company’s water treatment, product service and endoscope reprocessing operating segments.

Note 13.                                Legal Proceedings

In the normal course of business, the Company is subject to pending and threatened legal actions.  It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

In November 2003, the Company received a letter from the bankruptcy trustee of LifeStream International, Inc., a former customer, seeking to recover approximately $1,227,000 in trade payments made by such customer to Minntech within the ninety day period prior to the bankruptcy petition filing date of this former customer.  The Company has retained legal counsel for this matter to determine whether there is any merit to the claim.  Until such determination is made, the Company will be unable to determine what exposure, if any, may exist related to the ultimate disposition of this claim.  Accordingly, the Company has not provided for any potential costs for this matter at January 31, 2004.

In November 2003, HDC Medical Inc., a Kentucky corporation, filed a complaint against Minntech in the United States District Court, Western District of Kentucky (Case No. 3:03W-694-S). The plaintiff alleges that Minntech has violated federal antitrust laws, including the Sherman Act and the Clayton Act. In addition to requesting an injunction enjoining Minntech from continuing in alleged unlawful conduct, the plaintiff seeks an unspecified amount of actual damages, punitive damages, additional and/or treble statutory damages, and costs of suit. The Company believes that the allegations made in the complaint are without merit and it intends to vigorously defend the action.  A motion was granted to the Company to transfer the case to the U.S. District Court in Minnesota. The case is expected to be ready for trial on or about July 1, 2005.

ITEM 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The results of operations reflect the results of Cantel and its wholly-owned subsidiaries.

Reference is made to (i) the impact on the Company’s results of operations of a stronger Canadian dollar against the United States dollar during the three and six months ended January 31, 2004, compared with the three and six months ended January 31, 2003 (increase in value of approximately 19.5% and 17.3% for the three and six months ended January 31, 2004, respectively, as compared with the three and six months ended January 31, 2003, based upon average exchange rates), (ii) the impact on the Company’s results of operations of a stronger euro against the United States dollar during the three and six months ended January 31, 2004, compared with the three and six months ended January 31, 2003 (increase in value of approximately 18.6% and 17.2% for the three and six months ended January 31, 2004, respectively, as compared with the three and six months ended January 31, 2003, based upon average exchange rates), (iii) critical accounting policies of the Company, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iv) the Company’s acquisitions of Biolab and Mar Cor on August 1, 2003, as more fully described in notes 3 and 9 to the condensed consolidated financial statements, and (v) the Company’s acquisition of Dyped on September 12, 2003 as more fully described in note 3 to the condensed consolidated financial statements.

Biolab, Mar Cor and Dyped are reflected in the Company’s results of operations for the three and six months ended January 31, 2004 from the date of the respective acquisition, and are not reflected in the Company’s results of operations for the three and six months ended January 31, 2003.  The acquisitions of Biolab and Mar Cor have added one new operating segment to the Company, water treatment products. Additionally, Biolab and Mar Cor also contribute to the Company’s product service operating segment. Dyped, which contributes to the Company’s endoscope reprocessing operating segment, had an insignificant impact upon the Company’s results of operations for the three and six months ended January 31, 2004. Discussion herein of the Company’s pre-existing business refers to the operations of Cantel, Carsen and Minntech, but excluding the impact of the Biolab and Mar Cor acquisitions.  The ensuing discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (the “2003 Form 10-K”).

The following table presents net sales and the percentage to the total net sales for each operating segment of the Company:

	Three Months Ended January 31,				Six Months Ended January 31,
	2004		2003		2004		2003
	(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%
Dialysis	$14,631	35.6	$15,701	45.6	$29,187	37.4	$30,054	47.8
Endoscopy and Surgical	6,783	16.5	4,430	12.9	11,819	15.2	7,478	11.9
Endoscope Reprocessing	4,905	11.9	5,629	16.4	9,529	12.2	9,410	15.0
Filtration and Separation	3,369	8.2	3,858	11.2	6,888	8.8	7,195	11.5
Water treatment	3,502	8.5	—	—	5,966	7.7	—	—
Scientific	2,581	6.3	2,356	6.8	4,287	5.5	4,345	6.9
Product Service	5,325	13.0	2,453	7.1	10,269	13.2	4,318	6.9
	$41,096	100.0	$34,427	100.0	$77,945	100.0	$62,800	100.0

Net sales increased by $6,669,000, or 19.4%, to $41,096,000 for the three months ended January 31, 2004, from $34,427,000 for the three months ended January 31, 2003.  Net sales contributed by Biolab and Mar Cor for the three months ended January 31, 2004 were $5,411,000.  Net sales of the Company’s pre-existing business increased by $1,258,000, or 3.7%, to $35,685,000 for the three months ended January 31, 2004, compared with the three months ended January 31, 2003.

Net sales increased by $15,145,000, or 24.1%, to $77,945,000 for the six months ended January 31, 2004, from $62,800,000 for the six months ended January 31, 2003.  Net sales contributed by Biolab and Mar Cor for the six months ended January 31, 2004 were $9,951,000.  Net sales of the Company’s pre-existing business increased by $5,194,000, or 8.3%, to $67,994,000 for the six months ended January 31, 2004, compared with the six months ended January 31, 2003.

Net sales were positively impacted for the three and six months ended January 31, 2004, compared with the three and six months ended January 31, 2003, by approximately $1,957,000 and $3,171,000, respectively, due to the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar.  Carsen’s net sales are principally included in the endoscopy and surgical, scientific and product service segments.

In addition, net sales were positively impacted for the three and six months ended January 31, 2004, compared with the three and six months ended January 31, 2003, by approximately $400,000 and $792,000, respectively, due to the translation of Minntech’s Netherlands subsidiary net sales using a stronger euro against the United States dollar.  The majority of the net sales of Minntech’s Netherlands subsidiary are included in the dialysis segment.

Increases in the price of the Company’s products did not have a significant effect on net sales for the three and six months ended January 31, 2004.

The increase in net sales of the Company’s pre-existing business for the three and six months ended January 31, 2004 was principally attributable to an increase in sales of endoscopy and surgical products and product service, partially offset by a decrease in sales of dialysis products and filtration and separation products for the three and six months ended January 31, 2004 and a decrease in sales of endoscope reprocessing products for the three months ended January 31, 2004.

The increase in sales of endoscopy and surgical products was primarily due to improved healthcare funding in Canada, the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar, an increase in volume principally during the three months ended October 31, 2003 subsequent to the outbreak of severe acute respiratory syndrome (“SARS”) in the greater Toronto area which prevented the Company’s sales personnel from visiting hospitals during certain periods of the second half of fiscal 2003, enhanced offerings of surgical products and the effect of reorganizing the sales force. Net sales of endoscopy and surgical products increased by 53.1% and 58.1% in U.S. dollars, and 27.7% and 33.9% in their functional Canadian currency, during the three and six months ended January 31, 2004, respectively, as compared with the three and six months ended January 31, 2003.  Healthcare funding in Canada is dependent upon governmental appropriations.  Canada recently adopted a budget that provides for a significant increase in funding for healthcare.  However, the Company cannot ascertain what impact the funding situation or the new budget will have on future sales of endoscopy and surgical products.

Product service sales for the Company’s pre-existing business were $3,416,000, an increase of $963,000, or 39.3% for the three months ended January 31, 2004, as compared with the three months ended January 31, 2003.  For the six months ended January 31, 2004, product service sales for the Company’s pre-existing business were $6,284,000, an increase of $1,966,000, or 45.5%, as compared with the six months ended January 31, 2003.  The increase in product service sales from the pre-existing business for the three and six months ended January 31, 2004 was primarily attributable to endoscope reprocessing service.  The increase in endoscope reprocessing service was due to increased volume related to the increased field population of the Company’s endoscope disinfection equipment in the United States.  The increase in product service sales from the pre-existing business for the six months ended January 31, 2004 was also attributable to flexible endoscopy service.  The increase in flexible endoscopy service was due primarily to the increase in volume subsequent to the outbreak of SARS during certain periods of the second half of fiscal 2003 and the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar.  Flexible endoscopy service sales increased by 27.9% in U.S. dollars and 9.0% in their functional Canadian currency during the six months ended January 31, 2004, as compared with the six months ended January 31, 2003.  Despite the improvement in sales, the Company’s market share in its flexible endoscopy service business in Canada is substantial; therefore, growth opportunities for this portion of its service business may be limited without the addition of new product servicing opportunities.  Product service sales contributed by Biolab and Mar Cor for the three and six months ended January 31, 2004 were $1,909,000 and $3,985,000, respectively.

The decrease in sales of dialysis products of 6.8% and 2.9% for the three and six months ended January 31, 2004, respectively, as compared with the three and six months ended January 31, 2003, was primarily due to a decrease in demand for the Company’s Renatron (dialysis reprocessing equipment) and Renalin (sterilant) products, as well as competitive pricing pressure related to concentrate products.

The decrease in sales of filtration and separation products of 12.7% and 4.3% for the three and six months ended January 31, 2004, respectively, as compared with the three and six months ended January 31, 2003, was primarily due to the completion of a private label manufacturing contract in fiscal 2003 which was not replaced with a similar contract in fiscal 2004, partially offset by an increase in demand for the Company’s hemoconcentrator product (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery).

The decrease in sales of endoscope reprocessing products of 12.9% for the three months ended January 31, 2004, compared with the three months ended January 31, 2003, was primarily due to a decrease in sales volume for endoscope disinfection equipment in the United States.  However, for the six months ended January 31, 2004, sales of endoscope reprocessing products were comparable to the six months ended January 31, 2003 as a result of the increase in sales to the Company’s U.S. distributor during the three months ended October 31, 2003.

Gross profit increased by $2,575,000, or 20.5%, to $15,119,000 for the three months ended January 31, 2004, from $12,544,000 for the three months ended January 31, 2003.  Gross profit contributed by Biolab and Mar Cor for the three months ended January 31, 2004 was $1,264,000.  Gross profit of the Company’s pre-existing business increased by $1,311,000, or 10.5%, to $13,855,000 for the three months ended January 31, 2004, as compared with the three months ended January 31, 2003.

Gross profit increased by $4,978,000, or 21.4%, to $28,292,000 for the six months ended January 31, 2004, from $23,314,000 for the six months ended January 31, 2003.  Gross profit contributed by Biolab and Mar Cor for the six months ended January 31, 2004 was $2,354,000.  Gross profit of the Company’s pre-existing business increased by $2,624,000, or 11.3%, to $25,938,000 for the six months ended January 31, 2004, as compared with the six months ended January 31, 2003.

Gross profit as a percentage of net sales for the three months ended January 31, 2004 and 2003 was 36.8% and 36.4%, respectively.  Gross profit as a percentage of net sales of the Company’s pre-existing business for the three months ended January 31, 2004 and 2003 was 38.8% and 36.4%, respectively.

Gross profit as a percentage of net sales for the six months ended January 31, 2004 and 2003 was 36.3% and 37.1%, respectively.  Gross profit as a percentage of net sales of the Company’s pre-existing business for the six months ended January 31, 2004 and 2003 was 38.1% and 37.1%, respectively.

The higher gross profit percentage from the Company’s pre-existing business for the three and six months ended January 31, 2004, as compared with the three and six months ended January 31, 2003, was primarily attributable to charges for warranty and slow moving inventory related to the Company’s endoscope reprocessing products incurred during the three and six months ended January 31, 2003, and favorable Canadian dollar exchange rates during the fiscal 2004 periods.  Partially offsetting these increases in gross profit percentage were a lower gross profit percentage in the Company’s dialysis products due to sales mix as well as competitive pricing pressure in the U.S. market for the Company’s line of acid and bicarbonate concentrates used by renal dialysis centers, and a $153,000 impairment charge in the Company’s product service segment to write down certain assets of the Company’s Boston dialyzer reprocessing center based on estimated future undiscounted net cash flows of the center.

The favorable Canadian dollar exchange rates lowered Carsen’s cost of inventory purchased and therefore decreased cost of sales and increased gross profit, by approximately $587,000 and $955,000 for the three and six months ended January 31, 2004, respectively, compared with the three and six months ended January 31, 2003.

During the three and six months ended January 31, 2003, gross profit of the Company’s pre-existing business was adversely impacted by $905,000 and $1,002,000, respectively, in charges for warranty and slow moving inventory related to the Company’s endoscope reprocessing products.  The comparable amount of these charges for the three and six months ended January 31, 2004 was approximately $270,000 and $553,000, respectively; therefore, the decrease in these charges of $635,000 and $449,000 increased gross profit percentage of the Company’s pre-existing business by 1.8% and 0.7% for the three and six months ended January 31, 2004, respectively.

Selling expenses as a percentage of net sales were 12.2% and 12.4% for the three and six months ended January 31, 2004, compared with 12.7% and 13.1% for the three and six months ended January 31, 2003.  For the three and six months ended January 31, 2004, the decrease in selling expense as a percentage of net sales was primarily attributable to the favorable impact of increased net sales against the fixed component of selling expenses, as well as the inclusion of the lower cost structure related to the Biolab and Mar Cor operations.

General and administrative expenses increased by $1,529,000 to $4,400,000 for the three months ended January 31, 2004, from $2,871,000 for the three months ended January 31, 2003. For the six months ended January 31, 2004, general and administrative expenses increased by $2,277,000 to $8,574,000, from $6,297,000 for the six months ended January 31, 2003.  For the three and six months ended January 31, 2004, general and administrative expenses increased principally due to the inclusion of the Marcor and Biolab operations (which contributed $697,000 and $1,296,000 of general and administrative expenses for the three and six months ended January 31, 2004, respectively), a favorable adjustment during the three months ended January 31, 2003 in the amount of $542,000 resulting from the settlement of liabilities initially recorded in conjunction with the Minntech acquisition relating to sales tax, and increases in the cost of commercial insurance and incentive compensation.

Research and development expenses (which include continuing engineering costs) decreased by $38,000 to $1,103,000 for the three months ended January 31, 2004, from $1,141,000 for the three months ended January 31, 2003.  For the six months ended January 31, 2004, research and development expenses decreased by $97,000 to $2,173,000, from $2,270,000 for the six months ended January 31, 2003.  For the three and six months ended January 31, 2004, research and development expenses decreased principally due to a reduction in continuing engineering associated with the Company’s endoscope reprocessing equipment, partially offset by engineering costs related to continuing development of the Dyped endoscope reprocessing product.

Interest expense increased by $62,000 to $431,000 for the three months ended January 31, 2004, from $369,000 for the three months ended January 31, 2003.  For the six months ended January 31, 2004, interest expense increased by $57,000 to $860,000, from $803,000 for the six months ended January 31, 2003.  For the three and six months ended January 31, 2004, as compared with the three and six months ended January 31, 2003, interest expense increased principally due to the use of cash to acquire Biolab which reduced interest income, as well as incremental amortization of debt issuance costs associated with the amended credit facilities, partially offset by a decrease in average interest rates.

Income before income taxes increased by $386,000 to $4,199,000 for the three months ended January 31, 2004, from $3,813,000 for the three months ended January 31, 2003.  For the six months ended January 31, 2004, income before income taxes increased by $1,285,000 to $7,013,000, from $5,728,000 for the six months ended January 31, 2003.

The consolidated effective tax rate on operations was 37.7% and 36.3% for the six months ended January 31, 2004 and 2003, respectively. In fiscal 2002, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States. The Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs.

The Company’s results of operations for the three and six months ended January 31, 2004 and 2003 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during the six months ended January 31, 2004 of approximately 37.6%, 23.6% and 45.0%, respectively.  The higher overall effective tax rate for the six months ended January 31, 2004, as compared with the six months ended January 31, 2003, is principally due to the geographic mix of pretax income and an increase in the Ontario, Canada provincial tax rate enacted on January 1, 2004.

Liquidity and Capital Resources

At January 31, 2004, the Company’s working capital was $43,834,000, compared with $43,643,000 at July 31, 2003.  This increase in working capital was due to the acquisitions of Biolab and Mar Cor, partially offset by the overall decrease in cash as described below.

Net cash provided by operating activities was $3,966,000 and $3,101,000 for the six months ended January 31, 2004 and 2003, respectively. For the six months ended January 31, 2004, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, partially offset by a decrease in accounts payable and accrued expenses due to the timing associated with the payment of trade payables, and an increase in prepaid expenses and other current assets.  For the six months ended January 31, 2003, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and a decrease in inventories, partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses and income taxes payable.

Net cash used in investing activities was $17,659,000 and $563,000 for the six months ended January 31, 2004 and 2003, respectively.  For the six months ended January 31, 2004, the net cash used in investing activities was primarily due to the acquisitions of Biolab, Mar Cor and Dyped. For the six months ended January 31, 2003, the net cash used in investing activities was primarily for capital expenditures.

Net cash provided by financing activities was $5,667,000 for the six months ended January 31, 2004, compared with net cash used in financing activities of $2,994,000 for the six months ended January 31, 2003.  For the six months ended January 31, 2004, the net cash provided by financing activities was primarily attributable to borrowings under the Company’s credit facilities related to the acquisition of Mar Cor, partially offset by repayments under the credit facilities.  For the six months ended January 31, 2003, the net cash used in financing activities was primarily attributable to repayments under the Company’s credit facilities.

In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to establish new working capital credit facilities.  Such credit facilities included (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the “Term Loan Facility”) used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the “U.S. Revolving Credit Facility”) used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (Cantel and Minntech are referred to as the “U.S. Borrowers”) (the Term Loan Facility and the U.S. Revolving Credit Facility are collectively referred to as the “U.S. Credit Facilities”), and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the “Canadian Borrower”) with a Canadian bank (the “Canadian Revolving Credit Facility”) available for Carsen’s future working capital requirements (the U.S. Credit Facilities and the Canadian Revolving Credit Facility are collectively referred to as the “Credit

Facilities”).

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

Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender’s base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company’s consolidated ratio of debt to EBITDA.  The base rates associated with the U.S. lenders and the Canadian lender were 4.00% and 4.25%, respectively, at March 1, 2004, and the LIBOR rates ranged from 1.10% to 1.50% at March 1, 2004.  The margins applicable to the Company’s outstanding borrowings at March 1, 2004 are 1.50% above the lender’s base rate and 2.75% above LIBOR.  At March 1, 2004, all of the Company’s outstanding borrowings were under LIBOR contracts.  In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%.  The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company’s consolidated ratio of debt to EBITDA.

The U.S. Credit Facilities provide for available borrowings based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock owned by Cantel); and are guaranteed by Minntech and Mar Cor.  As of January 31, 2004, the Company was in compliance with the financial covenants under the Term Loan Facility and the U.S. Revolving Credit Facility, as amended on August 1, 2003.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower and Biolab.  As of January 31, 2004, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility, as amended on August 1, 2003.

At July 31, 2003, the Company had $20,750,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  In conjunction with the Mar Cor acquisition on August 1, 2003, the Company borrowed an additional $9,050,000; therefore, immediately after such acquisition, the Company had $29,800,000 outstanding under the U.S. Credit Facilities, including $25,000,000 under the Term Loan Facility.  The Biolab acquisition did not require any borrowings under the Canadian Revolving Credit Facility.  At January 31, 2004, the Company had $25,800,000 outstanding under its Credit Facilities, including $23,500,000 under the Term Loan Facility. Subsequent to January 31, 2004, the Company repaid an additional $800,000 under its Credit Facilities; therefore, at March 1, 2004, the Company had $25,000,000 outstanding under its Credit Facilities, including $23,500,000 under the Term Loan Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

Aggregate annual required maturities of the Credit Facilitis over the next five years are as follows:

Six month period ending July 31, 2004	$1,500,000
Fiscal 2005	3,000,000
Fiscal 2006	5,000,000
Fiscal 2007	6,000,000
Fiscal 2008	10,300,000
Total	$25,800,000

All of such maturing amounts reflect the repayment terms under the Credit Facilities, as amended on August 1, 2003.  The amount maturing in fiscal 2008 includes the $2,300,000 outstanding at January 31, 2004 under the U.S. Revolving Credit Facility since such amount is required to be repaid prior to the expiration date of this facility.

Aggregate future minimum commitments at January 31, 2004 under noncancelable operating leases for property and equipment are as follows:

Six month period ending July 31, 2004	$944,000
Fiscal 2005	1,427,000
Fiscal 2006	575,000
Fiscal 2007	284,000
Fiscal 2008	192,000
Thereafter	1,632,000
Total lease commitments	$5,054,000

The majority of Carsen’s sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to a distribution agreement (the “Olympus Agreement”) with Olympus America Inc. (“Olympus”), and the majority of Carsen’s sales of scientific products related to industrial technology equipment have been made pursuant to a distribution agreement with Olympus Industrial America Inc. (the “Olympus Industrial Agreement”), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada.  Carsen is subject to a minimum purchase requirement under the Olympus Agreement of $18.8 million during the contract year ending March 31, 2004, which Carsen expects to meet.  For the contract year ended March 31, 2003, Carsen satisfied the minimum purchase requirement under the Olympus Agreement.  Both agreements expire on March 31, 2004; however, the Olympus Agreement provides that if Carsen fulfills its obligations thereunder, such Agreement will be extended through March 31, 2006.  The parties are obligated to establish new minimum purchase requirements for the extended term.

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

The Company has determined that it will repatriate minimal amounts of existing and future accumulated profits from its international locations until existing domestic NOLs are exhausted, which the Company estimates to be no earlier than fiscal 2005. Notwithstanding this strategy, the Company believes that its current cash position, anticipated cash flows from operations (including its U.S. operations), and the funds available under its revolving credit facilities will be sufficient to satisfy the Company’s cash operating requirements for the foreseeable future based upon its existing operations, including the acquisitions of Biolab, Mar Cor and Dyped. At March 1, 2004, approximately $21,584,000 was available under the revolving credit facilities.

During the three and six months ended January 31, 2004, compared with the three and six months ended January 31, 2003, the average value of the Canadian dollar increased by approximately 19.5% and 17.3%, respectively, relative to the value of the United States dollar.  Changes in the value of the Canadian dollar against the United States dollar affect the Company’s results of operations because the Company’s Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars.  During the three and six months ended January 31, 2004, compared with the three and six months ended January 31, 2003, such strengthening of the Canadian dollar relative to the United States dollar had a positive impact upon the Company’s results of operations.  Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company’s assets that are denominated in Canadian dollars.

Under the Canadian Revolving Credit Facility, Carsen has a $25,000,000 (United States dollars) foreign currency hedging facility which is available to hedge against the impact of such currency fluctuations on purchases of inventories.  Total commitments for foreign currency forward contracts under this facility amounted to $12,500,000 (United States dollars) at March 1, 2004 and cover a substantial portion of the Canadian subsidiary’s projected purchases of inventories through July 2004.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  The weighted average exchange rate of the forward contracts open at March 1, 2004 was $1.3890 Canadian dollar per United States dollar, or $.7199

United States dollar per Canadian dollar.  The exchange rate published by the Wall Street Journal on March 1, 2004 was $1.3392 Canadian dollar per United States dollar, or $.7467 United States dollar per Canadian dollar.

During the three and six months ended January 31, 2004, compared with the three and six months ended January 31, 2003, the value of the euro increased by approximately 18.6% and 17.2%, respectively, relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. During the three and six months ended January 31, 2004, such strengthening of the euro relative to the United States dollar had an overall adverse impact upon the Company’s results of operations. Such currency fluctuations also result in a change in the United States dollar value of the Company’s assets that are denominated in euros.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedges.  There was one foreign currency forward contract amounting to €3,443,000 at March 1, 2004 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expires on March 31, 2004.  Under its Credit Facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.  During the three and six months ended January 31, 2004, such forward contracts were effective in offsetting the adverse impact of the strengthening of the euro on the Company’s results of operations.

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

For purposes of translating the balance sheet, at January 31, 2004 compared with July 31, 2003, the value of the Canadian dollar and the value of the euro increased by approximately 6.0% and 9.6%, respectively, compared to the value of the United States dollar.  The total of these currency movements resulted in a foreign currency translation gain of $2,003,000 for the six months ended January 31, 2004, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2004 and 2003 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

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

Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars.  Additionally, a portion of the sales of Biolab are to customers in the United States.  Carsen’s and Biolab’s businesses could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada.  Additionally, Carsen’s financial statements are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included within the Company’s 2003 Form 10-K.  Fluctuations in the rates of currency exchange between the United States and Canada had a positive impact for the three and six months ended January 31, 2004, compared with the three and six months ended January 31, 2003, upon the Company’s results of operations and stockholders’ equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $12,895,000 (United States dollars) at January 31, 2004 and cover a substantial portion of Carsen’s projected purchases of inventories through July 2004.

Changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included within the Company’s 2003 Form 10-K.  Fluctuations in the rates of currency exchange between the European Union and the United States had an overall adverse impact for the three and six months ended January 31, 2004, compared with the three and six months ended January 31, 2003, upon the Company’s overall results of operations, and had a positive impact upon stockholders’ equity, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedge instruments.  There was one such foreign currency forward contract amounting to €4,501,000 at January 31, 2004 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on February 27, 2004.  Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.  During the three and six months ended January 31, 2004, such forward contracts were effective in offsetting the adverse impact of the strengthening of the euro on the Company’s results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen.  Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2004 and 2003 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

Interest rate market risk:  The Company has two credit facilities for which the interest rate on outstanding borrowings is variable.  Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada.  During the three and six months ended January 31, 2004 and 2003, all of the Company’s outstanding borrowings were under its United States credit facilities. In order to protect its interest rate exposure, the Company has entered into a three-year interest rate cap expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%.  This interest rate cap agreement has been designated as a cash flow hedge instrument.  At January 31, 2004, the fair value of such interest rate cap was less than $1,000.

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

The Company, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

The Company has evaluated its internal controls over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                  LEGAL PROCEEDINGS

See Part I, Item 1. - Note 13 above.

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 17, 2003, the Company held its Annual Meeting of Stockholders for the fiscal year ended July 31, 2003 to re-elect Darwin C. Dornbush, Esq. and elect Spencer Foreman, M.D. as directors of the Company, to hold office until the Annual Meeting of Stockholders to be held after the fiscal year ending July 31, 2006.  8,538,639 votes were cast for and 250,212 votes were withheld in the election of Mr. Dornbush, and 8,538,534 votes were cast for and 250,317 votes were withheld in the election of Dr. Foreman.

Stockholders also approved an amendment to the Company’s 1997 Employee Stock Option Plan to permit the grant of options that do not qualify as incentive stock options. 5,276,978 votes were cast for, 1,488,389 votes were against, and 37,722 votes abstained in the approval of the amendment to the Company’s 1997 Employee Stock Option Plan.

Additionally, stockholders approved an amendment to the Company’s 1998 Directors’ Stock Option Plan to provide for automatic grants of options to purchase 15,000 shares of common stock to each newly appointed or elected director. 5,669,470 votes were cast for, 1,093,686 votes were against, and 39,933 votes abstained in the approval of the amendment to the Company’s 1998 Directors’ Stock Option Plan.

Stockholders also ratified the selection of Ernst & Young LLP as the independent auditors of the Company for its fiscal year ending July 31, 2004. 8,751,461 votes were cast for, 29,157 votes were against, and 8,233 votes abstained such ratification.

ITEM 6.                                  EXHIBITS AND REPORTS ON FORM 8-K

(a)                 Exhibits:

10(a)	-	Distributor Agreement between Olympus America Inc. and Minntech Corporation dated August 1, 2003.

31.1	-	Certification of Principal Executive Officer.

31.2	-	Certification of Principal Financial Officer.

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A report on Form 8-K was filed on December 11, 2003, reporting a press release announcing the Company’s results of operations for the quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: March 11, 2004

By: /s/ James P. Reilly
James P. Reilly, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)