Form 10-Q
period 2004-04-30
CANTEL MEDICAL CORP
filed 2004-06-10
CIK 19446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004.

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

Yes   ☒   No    ☐

Number of shares of Common Stock outstanding as of June 2, 2004: 9,621,425

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30, 2004	July 31, 2003
Assets
Current assets:
Cash and cash equivalents	$14,700	$17,018
Accounts receivable, net of allowance for doubtful accounts of $1,306 at April 30 and $1,126 at July 31	27,870	23,424
Inventories:
Raw materials	6,583	3,855
Work-in-process	2,621	2,118
Finished goods	13,746	11,927
Total inventories	22,950	17,900
Deferred income taxes	2,931	2,780
Prepaid expenses and other current assets	1,883	808
Total current assets	70,334	61,930
Property and equipment, net	22,854	22,161
Intangible assets, net	10,251	6,998
Goodwill	27,959	16,398
Other assets	2,441	2,323
	$133,839	$109,810
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	8,213	7,398
Compensation payable	3,351	2,372
Other accrued expenses	7,492	4,886
Income taxes payable	2,647	631
Total current liabilities	24,703	18,287

Long-term debt	19,750	17,750
Deferred income taxes	5,374	1,915
Other long-term liabilities	3,013	1,676

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, $.10 par value; authorized 20,000,000 shares; April 30 - 9,891,302 shares issued and 9,613,060 shares outstanding; July 31 - 9,580,452 shares issued and 9,309,368 shares outstanding	989	958
Additional capital	51,805	49,634
Retained earnings	27,001	19,539
Accumulated other comprehensive income	2,535	1,255
Treasury Stock, at cost; April 30 – 278,242 shares; July 31 – 271,084 shares	(1,331)	(1,204)
Total stockholders’ equity	80,999	70,182
	$133,839	$109,810

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net sales:
Product sales	$41,575	$30,394	$109,251	$88,876
Product service	5,323	2,454	15,592	6,772
Total net sales	46,898	32,848	124,843	95,648

Cost of sales:
Product sales	25,811	19,000	68,513	55,752
Product service	3,835	1,454	10,786	4,188
Total cost of sales	29,646	20,454	79,299	59,940

Gross profit	17,252	12,394	45,544	35,708

Operating expenses:
Selling	5,316	4,392	15,017	12,648
General and administrative	5,402	3,259	13,976	9,556
Research and development	1,100	914	3,273	3,184
Total operating expenses	11,818	8,565	32,266	25,388

Income before interest expense, other income and income taxes	5,434	3,829	13,278	10,320

Interest expense	394	313	1,254	1,116
Other income	(20)	(15)	(49)	(55)

Income before income taxes	5,060	3,531	12,073	9,259

Income taxes	1,966	1,308	4,611	3,387

Net income	$3,094	$2,223	$7,462	$5,872

Earnings per common share:
Basic	$0.33	$0.24	$0.79	$0.63

Diluted	$0.30	$0.23	$0.74	$0.60

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended April 30,
	2004	2003

Cash flows from operating activities
Net income	$7,462	$5,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,072	2,720
Amortization of debt issuance costs	403	339
Loss on disposal of fixed assets	7	—
Impairment of long-lived assets	153	—
Deferred income taxes	1,456	972
Changes in assets and liabilities:
Accounts receivable	(441)	1,487
Inventories	(1,366)	(1,215)
Prepaid expenses and other current assets	(1,267)	(85)
Accounts payable and accrued expenses	(388)	(1,304)
Income taxes payable	2,109	(1,484)
Net cash provided by operating activities	11,200	7,302

Cash flows from investing activities
Capital expenditures	(1,400)	(813)
Proceeds from disposal of fixed assets	33	—
Acquisition of Biolab, net of cash acquired	(7,782)	—
Acquisition of Mar Cor, net of cash acquired	(7,979)	—
Acquisition of Dyped, net of cash acquired	(696)	—
Cash used in discontinued operations	—	(19)
Other, net	(319)	(157)
Net cash used in investing activities	(18,143)	(989)

Cash flows from financing activities
Borrowings under term loan facility	4,250	—
Borrowings under revolving credit facilities	4,800	—
Repayments under term loan facility	(2,250)	(2,000)
Repayments under revolving credit facilities	(4,800)	(3,500)
Proceeds from exercises of stock options	1,790	299
Net cash provided by (used in) financing activities	3,790	(5,201)

Effect of exchange rate changes on cash and cash equivalents	835	1,266

(Decrease) increase in cash and cash equivalents	(2,318)	2,378
Cash and cash equivalents at beginning of period	17,018	12,565
Cash and cash equivalents at end of period	$14,700	$14,943

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

The unaudited interim financial statements reflect all adjustments (consisting of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet at July 31, 2003 was derived from the audited consolidated balance sheet of the Company at that date.

Cantel had two wholly-owned operating subsidiaries at July 31, 2003, Minntech Corporation (“Minntech”) and Carsen Group Inc. (“Carsen” or “Canadian subsidiary”). Minntech, which was acquired in September 2001, designs, develops, manufactures, markets and distributes disinfection/sterilization reprocessing systems, sterilants and other supplies for renal dialysis, filtration and separation products for medical and non-medical applications and endoscope reprocessing systems, sterilants and other supplies.  The Company’s MediVators, Inc. (“MediVators”) subsidiary, which accounted for the majority of the Company’s endoscope reprocessing business, was combined with Minntech’s existing facilities in September 2002 and was legally merged into Minntech in November 2002.  Carsen is engaged in the marketing and distribution of endoscopy and surgical, endoscope reprocessing and scientific products in Canada. The Company also provides technical maintenance services for its products.

On August 1, 2003, the Company completed its acquisition of two companies in the water treatment industry, as more fully described in note 3 to the condensed consolidated financial statements.  Biolab Equipment Ltd. (“Biolab”), which became a wholly-owned subsidiary of Carsen, designs and manufactures ultra-pure water systems for the medical, pharmaceutical, biotechnology, research and semiconductor industries and provides services required to produce and maintain high purity water.  References herein to Biolab include Biolab and its subsidiaries.  Mar Cor Services, Inc. (“Mar Cor”), which became a wholly-owned subsidiary of Cantel, provides water treatment equipment design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries.

On June 1, 2004, the Company completed its acquisition of Saf-T-Pak Inc. (“Saf-T-Pak”), as more fully described in note 3 to the condensed consolidated financial statements.  Saf-T-Pak, which became a wholly-owned subsidiary of Cantel, provides products and training services for the safe transport of infectious and biological specimens.

Certain items in the July 31, 2003 financial statements have been reclassified from statements previously presented to conform to the presentation of the April 30, 2004 financial statements.  These reclassifications relate to property and equipment and other assets and had no impact upon total current assets or total assets.

Note 2.                                                          Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS No. 123, “Stock-Based Compensation” (“SFAS 123”) to require prominent disclosure in both annual and interim financial statements about the effects on reported net income of an entity’s method of accounting for stock-based employee compensation.  SFAS 148 also provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123, but does not require a company to use the fair value method.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003

Net income:
As reported	$3,094,000	$2,223,000	$7,462,000	$5,872,000
Stock-based employee compensation expense, net of related tax effects	(360,000)	(298,000)	(1,071,000)	(888,000)
Pro forma	$2,734,000	$1,925,000	$6,391,000	$4,984,000

Earnings per common share – basic:
As reported	$0.33	$0.24	$0.79	$0.63
Pro forma	$0.29	$0.21	$0.68	$0.54

Earnings per common share – diluted:
As reported	$0.30	$0.23	$0.74	$0.60
Pro forma	$0.27	$0.20	$0.64	$0.51

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

The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $7,876,000. Under the terms of the purchase agreement, the Company may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,000,000 for the three year period ending July 31, 2006, based upon Biolab achieving specified targets of EBITDA.  As of April 30, 2004, none of the additional consideration had been earned.

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

Dyped

On September 12, 2003, the Company acquired the endoscope reprocessing systems and infection control technologies of Dyped, a private company based in The Netherlands.  The total consideration for the transaction, including transaction costs, was approximately $1,812,000 and included a note payable in five annual installments with a present value of approximately $1,211,000 (with a face value of $1,505,000).  The Company may pay additional purchase price of approximately $557,000 over a three year period contingent upon the achievement of certain research and development objectives.  At April 30, 2004, none of the additional purchase price had been earned.  The primary reason for the acquisition of Dyped was to expand Minntech’s technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with emerging European standards and future market requirements.

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

The acquisitions of Biolab, Mar Cor and Dyped contributed $3,350,000, $2,966,000 and $347,000, respectively, to the Company’s net sales for the three months ended April 30, 2004 and $7,920,000, $8,347,000 and $547,000, respectively, for the nine months ended April 30, 2004.  These three acquisitions did not have a significant impact upon net income for the three and nine months ended April 30, 2004.

Since the Biolab, Mar Cor and Dyped acquisitions occurred in fiscal 2004, the results of operations of Biolab, Mar Cor and Dyped were excluded from the Company’s results of operations for the three and nine months ended April 30, 2003.  Pro forma consolidated statements of income data for the three and nine months ended April 30, 2003 have not been presented due to the insignificant impact of these three businesses on net income for the three and nine months ended April 30, 2004, the expectation that such impact would also be insignificant for the three and nine months ended April 30, 2003, and the fact that pre-acquisition operating statement data in accordance with generally accepted accounting principles is not available for these three acquired businesses.

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

Saf-T-Pak

On June 1, 2004, the Company acquired all of the issued and outstanding stock of Saf-T-Pak, a private company located in Edmonton, Canada with annual revenues of approximately $5,000,000 and annual operating income of approximately $1,800,000 for its latest fiscal year ended August 31, 2003.  Saf-T-Pak is a designer and manufacturer of specialized packaging for the safe transport of infectious and biological specimens.  Saf-T-Pak also offers a full array of compliance training services ranging from software and internet sessions to group seminars and private on-site programs.

The total consideration for the transaction, including estimated transaction costs, was approximately $8,700,000.  Under the terms of the purchase agreement, the Company may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,094,000 for the thirty-eight month period ending July 31, 2007, based upon Saf-T-Pak achieving specified targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The reasons for the acquisition of Saf-T-Pak were as follows: (i) the opportunity to expand and diversify the Company’s infection prevention and control business; (ii) the opportunity for Cantel to enter into the specialized packaging market for the transport of infectious and biological substances, which is a market that has undergone recent government regulatory changes creating attractive market dynamics; and (iii) the expectation that the acquisition will be accretive to the Company’s future earnings per share.

In conjunction with the acquisition of Saf-T-Pak, Cantel amended its existing U.S. Revolving Credit Facility, as discussed in note 9 to the condensed consolidated financial statements.

Note 4.                                                          Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company formally adopted SFAS 150 on August 1, 2003, which is the beginning of its 2004 fiscal year.  The adoption of SFAS 150 did not have any impact on the Company’s operating results or financial position.

In May 2003, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in reporting periods (annual or interim) beginning after June 15, 2003. The Company formally adopted EITF No. 00-21 on August 1, 2003, which is the beginning of its 2004 fiscal year.  The adoption of EITF 00-21 had no impact on the Company’s financial position or results of operations since the Company has historically recognized revenue under its multiple deliverable arrangements in a manner consistent with the guidance of EITF 00-21.

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

Note 5.                                                          Comprehensive Income

The Company’s comprehensive income for the three and nine months ended April 30, 2004 and 2003 is set forth in the following table:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003

Net income	$3,094,000	$2,223,000	$7,462,000	$5,872,000
Other comprehensive income (loss):
Unrealized gain (loss) on currency hedging	423,000	(232,000)	250,000	(498,000)
Unrealized gain on interest rate cap	14,000	17,000	41,000	10,000
Foreign currency translation	(1,014,000)	1,452,000	989,000	3,408,000
Comprehensive income	$2,517,000	$3,460,000	$8,742,000	$8,792,000

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

The Company’s Canadian subsidiary purchases and pays for a substantial portion of its products in United States dollars and sells its products in Canadian dollars, and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar.  In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $14,211,000 (United States dollars) at April 30, 2004 and cover a portion of Carsen’s projected purchases of inventories through March 2005.

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

There was one such foreign currency forward contract amounting to €3,365,000 at April 30, 2004 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on June 1, 2004.  Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

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

The Company entered into credit facilities in September 2001, as amended and more fully described in note 9 to the condensed consolidated financial statements, for which the interest rate on outstanding borrowings is variable.  In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 which caps the London Interbank Offered Rate (“LIBOR”) at 4.50% on $12,500,000 of the Company’s borrowings.  This interest rate cap agreement has been designated as a cash flow hedge instrument.  The cost of the interest rate cap, which is included in other assets, was $246,500 and is being amortized to interest expense over the three-year life of the agreement.  The difference between its amortized cost and its fair value is recorded as an unrealized loss at April 30, 2004 and is included in accumulated other comprehensive income.

Note 7.                                                          Intangibles and Goodwill

The Company’s intangible assets which are subject to amortization consist primarily of technology, customer relationships, non-compete agreements and patents.  These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years as of April 30, 2004.  Amortization expense related to intangible assets was $286,000 and $898,000 for the three and nine months ended April 30, 2004, respectively, and $215,000 and $647,000 for the three and nine months ended April 30, 2003, respectively. Intangible assets acquired in conjunction with the Biolab, Mar Cor and Dyped acquisitions are more fully described in note 3 to the condensed consolidated financial statements.  The Company’s intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	April 30, 2004
	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$5,796,000	$(1,132,000)	$4,664,000
Customer relationships	3,941,000	(1,242,000)	2,699,000
Non-compete agreements	169,000	(42,000)	127,000
Patents and other registrations	144,000	(10,000)	134,000
	10,050,000	(2,426,000)	7,624,000
Trademarks and tradenames	2,627,000	—	2,627,000
Total intangible assets	$12,677,000	$(2,426,000)	$10,251,000

	July 31, 2003
	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$4,822,000	$(786,000)	$4,036,000
Customer relationships	2,695,000	(876,000)	1,819,000
Non-compete agreements	279,000	(264,000)	15,000
Patents and other registrations	114,000	(1,000)	113,000
	7,910,000	(1,927,000)	5,983,000
Trademarks and tradenames	1,015,000	—	1,015,000
Total intangible assets	$8,925,000	$(1,927,000)	$6,998,000

Estimated amortization expense of the Company’s intangible assets for the remainder of fiscal 2004 and the next four years is as follows:

Three month period ending July 31, 2004	$257,000
Fiscal 2005	1,030,000
Fiscal 2006	1,030,000
Fiscal 2007	965,000
Fiscal 2008	910,000

On July 31, 2003, management performed an impairment study of goodwill and trademarks and tradenames, which related predominantly to its acquisition of Minntech in September 2001, and concluded that such assets were not impaired.  During the nine months ended April 30, 2004, goodwill increased by $11,347,000 due to the acquisitions of Biolab, Mar Cor and Dyped, as more fully described in note 3 to the condensed consolidated financial statements, and $214,000 due to changes in foreign exchange rates. At the time of the Biolab, Mar Cor and Dyped acquisitions goodwill benchmark impairment studies were performed and such goodwill was not impaired.

Note 8.                                                          Warranty

A summary of activity in the warranty reserves follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003

Beginning balance	$513,000	$431,000	$353,000	$344,000
Provisions	302,000	324,000	884,000	1,080,000
Charges	(192,000)	(317,000)	(669,000)	(986,000)
Foreign currency translation	(1,000)	—	1,000	—
Acquisitions	—	—	53,000	—
Ending balance	$622,000	$438,000	$622,000	$438,000

The warranty provisions and charges during the three and nine months ended April 30, 2004 and 2003 relate principally to the Company’s endoscope reprocessing products.

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

In conjunction with the acquisition of Saf-T-Pak on June 1, 2004, the Company amended its U.S. Revolving Credit Facility to permit the use of borrowings under the U.S. Revolving Credit Facility to finance the cash consideration and costs associated with the acquisition.

Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender’s base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company’s consolidated ratio of debt to EBITDA.  The base rates associated with the U.S. lenders and the Canadian lender were 4.00% and 3.75%, respectively, at April 30, 2004, and the LIBOR rates ranged from 1.12% to 1.50% at April 30, 2004.  The margins applicable to the Company’s outstanding borrowings at April 30, 2004 are 1.25% above the lender’s base rate and 2.50% above LIBOR.  At April 30, 2004, all of the Company’s outstanding borrowings were under LIBOR contracts.  In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%.  The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from ..30% to .50%, depending upon the Company’s consolidated ratio of debt to EBITDA.

The U.S. Credit Facilities provide for available borrowings based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock and Saf-T-Pak stock owned by Cantel); and are guaranteed by Minntech and Mar Cor.  As of April 30, 2004, the Company was in compliance with the financial covenants under the U.S. Credit Facilities, as amended on August 1, 2003.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower and Biolab.  As of April 30, 2004, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility, as amended on August 1, 2003.

At July 31, 2003, the Company had $20,750,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  In conjunction with the Mar Cor acquisition on August 1, 2003, the Company borrowed an additional $9,050,000; therefore, immediately after such acquisition, the Company had $29,800,000 outstanding under the U.S. Credit Facilities, including $25,000,000 under the Term Loan Facility.  The Biolab acquisition did not require any borrowings under the Canadian Revolving Credit Facility.  At April 30, 2004, the Company had $22,750,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  In conjunction with the Saf-T-Pak acquisition on June 1, 2004, the Company borrowed $8,351,000 and subsequently repaid $3,801,000 under the

U.S. Revolving Credit Facility; therefore, at June 2, 2004, the Company had $27,300,000 outstanding under its Credit Facilities, including $22,750,000 under the Term Loan Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

Aggregate annual required maturities of the Credit Facilities are as follows:

Three month period ending July 31, 2004	$750,000
Fiscal 2005	3,000,000
Fiscal 2006	5,000,000
Fiscal 2007	6,000,000
Fiscal 2008	8,000,000
Total	$22,750,000

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003

Numerator for basic and diluted earnings per common share:
Net income	$3,094,000	$2,223,000	$7,462,000	$5,872,000

Denominator for basic and diluted earnings per common share:
Denominator for basic earnings per common share - weighted average number of shares outstanding	9,512,315	9,272,225	9,388,762	9,259,975

Dilutive effect of common stock equivalents using the treasury stock method and the average market price for the period	702,513	562,710	664,673	574,295

Denominator for diluted earnings per common share - weighted average number of shares outstanding and common stock equivalents	10,214,828	9,834,935	10,053,435	9,834,270

Basic earnings per common share	$0.33	$0.24	$0.79	$0.63

Diluted earnings per common share	$0.30	$0.23	$0.74	$0.60

Note 11.                                                   Income Taxes

The consolidated effective tax rate on operations was 38.2% and 36.6% for the nine months ended April 30, 2004 and 2003, respectively.  In fiscal 2002, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to Federal net operating loss carryforwards (“NOLs”) accumulated in the United States.  The Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs.

The Company’s results of operations for the three and nine months ended April 30, 2004 and 2003 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during the nine months ended April 30, 2004 of approximately 38.0%, 24.9% and 45.0%, respectively. The higher overall effective tax rate for the nine months ended April 30, 2004, as compared with the nine months ended April 30, 2003, is principally due to the geographic mix of pretax income and an increase in the Ontario, Canada provincial tax rate enacted on January 1, 2004.

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

Operating segment information is summarized below:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net sales:
Dialysis	$14,949,000	$14,272,000	$44,136,000	$44,326,000
Endoscopy and Surgical	8,105,000	4,392,000	19,924,000	11,870,000
Endoscope Reprocessing	6,849,000	4,994,000	16,378,000	14,404,000
Filtration and Separation	4,292,000	3,906,000	11,180,000	11,101,000
Water treatment	4,329,000	—	10,295,000	—
Scientific	3,051,000	2,830,000	7,338,000	7,175,000
Product Service	5,323,000	2,454,000	15,592,000	6,772,000
Total	$46,898,000	$32,848,000	$124,843,000	$95,648,000

Operating income (loss):
Dialysis	$1,608,000	$1,584,000	$5,081,000	$5,346,000
Endoscopy and Surgical	1,664,000	667,000	3,918,000	1,745,000
Endoscope Reprocessing	1,213,000	610,000	1,992,000	1,048,000
Filtration and Separation	1,014,000	904,000	2,457,000	2,281,000
Water treatment	63,000	—	217,000	—
Scientific	35,000	357,000	(4,000)	553,000
Product Service	932,000	412,000	2,654,000	1,417,000
	6,529,000	4,534,000	16,315,000	12,390,000
General corporate expenses	(1,095,000)	(705,000)	(3,037,000)	(2,070,000)
Interest expense and other income	(374,000)	(298,000)	(1,205,000)	(1,061,000)
Income before income taxes	$5,060,000	$3,531,000	$12,073,000	$9,259,000

The increase in total assets at April 30, 2004 compared with July 31, 2003 was due principally to the acquisitions of Biolab, Mar Cor and Dyped, which impact the Company’s water treatment, product service and endoscope reprocessing operating segments.

Note 13.                                                   Legal Proceedings

In the normal course of business, the Company is subject to pending and threatened legal actions.  It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

In November 2003, the Company received a letter from the bankruptcy trustee of LifeStream International, Inc., a former customer, seeking to recover approximately $1,227,000 in trade payments made by such customer to Minntech within the ninety day period prior to the bankruptcy petition filing date of this former customer.  After consultation with the Company’s legal counsel, the Company accrued $400,000 during the three months ended April 30, 2004, which represents management’s best estimate for the possible loss, including legal fees, related to this claim.  Based on the information available, the Company does not expect that additional liability, if any, related to the ultimate disposition of this matter would materially affect the Company’s condensed consolidated financial statements.

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

Reference is made to (i) the impact on the Company’s results of operations of a stronger Canadian dollar against the United States dollar during the three and nine months ended April 30, 2004, compared with the three and nine months ended April 30, 2003 (increase in value of approximately 10.9% and 15.1% for the three and nine months ended April 30, 2004, respectively, as compared with the three and nine months ended April 30, 2003, based upon average exchange rates), (ii) the impact on the Company’s results of operations of a stronger euro against the United States dollar during the three and nine months ended April 30, 2004, compared with the three and nine months ended April 30, 2003 (increase in value of approximately 13.8% and 15.9% for the three and nine months ended April 30, 2004, respectively, as compared with the three and nine months ended April 30, 2003, based upon average exchange rates), (iii) critical accounting policies of the Company, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iv) the Company’s acquisitions of Biolab and Mar Cor on August 1, 2003, as more fully described in notes 3 and 9 to the condensed consolidated financial statements, (v) the Company’s acquisition of Dyped on September 12, 2003 as more fully described in note 3 to the condensed consolidated financial statements, and (vi) the Company’s acquisition of Saf-T-Pak on June 1, 2004, as more fully described in notes 3 and 9 to the condensed consolidated financial statements.  Since the Saf-T-Pak acquisition occurred subsequent to April 30, 2004, this acquisition had no impact upon the Company’s results of operations for any of the periods presented.

Biolab, Mar Cor and Dyped are reflected in the Company’s results of operations for the three and nine months ended April 30, 2004 from the date of the respective acquisition, and are not reflected in the Company’s results of operations for the three and nine months ended April 30, 2003.  The acquisitions of Biolab and Mar Cor have added one new operating segment to the Company, water treatment products. Additionally, Biolab and Mar Cor also contribute to the Company’s product service operating segment.  Dyped, which contributes primarily to the Company’s endoscope reprocessing operating segment, had an insignificant impact upon the Company’s results of operations for the three and nine months ended April 30, 2004.  Discussion herein of the Company’s pre-existing business refers to the operations of Cantel, Carsen and Minntech, but excluding the impact of the Biolab and Mar Cor acquisitions.  The ensuing discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003 (the “2003 Form 10-K”).

The following table presents net sales and the percentage to the total net sales for each operating segment of the Company:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2004		2003		2004		2003
	(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%
Dialysis	$14,949	31.9	$14,272	43.4	$44,136	35.4	$44,326	46.3
Endoscopy and Surgical	8,105	17.3	4,392	13.4	19,924	16.0	11,870	12.4
Endoscope Reprocessing	6,849	14.6	4,994	15.2	16,378	13.1	14,404	15.1
Filtration and Separation	4,292	9.2	3,906	11.9	11,180	9.0	11,101	11.6
Water treatment	4,329	9.2	—	—	10,295	8.2	—	—
Scientific	3,051	6.5	2,830	8.6	7,338	5.9	7,175	7.5
Product Service	5,323	11.3	2,454	7.5	15,592	12.4	6,772	7.1
	$46,898	100.0	$32,848	100.0	$124,843	100.0	$95,648	100.0

Net sales increased by $14,050,000, or 42.8%, to $46,898,000 for the three months ended April 30, 2004, from $32,848,000 for the three months ended April 30, 2003.  Net sales contributed by Biolab and Mar Cor for the three months ended April 30, 2004 were $6,316,000.  Net sales of the Company’s pre-existing business increased by $7,734,000, or 23.5%, to $40,582,000 for the three months ended April 30, 2004, compared with the three months ended April 30, 2003.

Net sales increased by $29,195,000, or 30.5%, to $124,843,000 for the nine months ended April 30, 2004, from $95,648,000 for the nine months ended April 30, 2003.  Net sales contributed by Biolab and Mar Cor for the nine months ended April 30, 2004 were $16,267,000.  Net sales of the Company’s pre-existing business increased by $12,928,000, or 13.5%, to $108,576,000 for the nine months ended April 30, 2004, compared with the nine months ended April 30, 2003.

Net sales were positively impacted for the three and nine months ended April 30, 2004, compared with the three and nine months ended April 30, 2003, by approximately $1,419,000 and $4,590,000, respectively, due to the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar.  Carsen’s net sales are principally included in the endoscopy and surgical, scientific and product service segments.

In addition, net sales were positively impacted for the three and nine months ended April 30, 2004, compared with the three and nine months ended April 30, 2003, by approximately $353,000 and $1,145,000, respectively, due to the translation of Minntech’s Netherlands subsidiary net sales using a stronger euro against the United States dollar.  The majority of the net sales of Minntech’s Netherlands subsidiary are included in the dialysis segment.

Increases in selling prices of the Company’s products did not have a significant effect on net sales for the three and nine months ended April 30, 2004.

The increase in net sales of the Company’s pre-existing business for the three and nine months ended April 30, 2004 was principally attributable to an increase in sales of endoscopy and surgical products, endoscope reprocessing products, and product service for the three and nine months ended April 30, 2004 and an increase in sales of dialysis products and filtration and separation products for the three months ended April 30, 2004.

The increase in sales of endoscopy and surgical products was primarily due to improved healthcare funding in Canada, the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar, the decrease in volume during certain periods of the second half of fiscal 2003 due to the outbreak of severe acute respiratory syndrome (“SARS”) in the greater Toronto area which prevented the Company’s sales personnel from visiting hospitals, enhanced offerings of surgical products and the effect of reorganizing Carsen’s sales force.  Net sales of endoscopy and surgical products increased by 84.5% and 67.9% in U.S. dollars, and 66.8% and 45.6% in their functional Canadian currency, during the three and nine months ended April 30, 2004, respectively, as compared with the three and nine months ended April 30, 2003.  Healthcare funding in Canada is dependent upon governmental appropriations.  Canada recently adopted a budget that provides for a significant increase in funding for healthcare.  However, the Company cannot ascertain what impact the funding situation or the new budget will have on future sales of endoscopy and surgical products.

Product service sales for the Company’s pre-existing business were $3,336,000, an increase of $882,000, or 35.9% for the three months ended April 30, 2004, as compared with the three months ended April 30, 2003.  For the nine months ended April 30, 2004, product service sales for the Company’s pre-existing business were $9,620,000, an increase of $2,848,000, or 42.1%, as compared with the nine months ended April 30, 2003.  The increase in product service sales from the pre-existing business for the three and nine months ended April 30, 2004 was primarily attributable to endoscope reprocessing service and flexible endoscopy service.  The increase in endoscope reprocessing service was due to increased volume related to the increased field population of the Company’s endoscope disinfection equipment in the United States.  The increase in flexible endoscopy service was due primarily to the increase in volume subsequent to the outbreak of SARS during certain periods of the second half of fiscal 2003 and the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar.  Flexible endoscopy service sales increased by 22.4% and 26.0% in U.S. dollars and 10.6% and 9.5% in their functional Canadian currency during the three and nine months ended April 30, 2004, respectively, as compared with the three and nine months ended April 30, 2003.  Despite the improvement in sales, the Company’s market share in its flexible endoscopy service business in Canada is substantial; therefore, growth opportunities for this portion of its service business may be limited without the addition of new product servicing opportunities.  Product service sales contributed by Biolab and Mar Cor for the three and nine months ended April 30, 2004 were $1,987,000 and $5,972,000, respectively.

The increase in sales of endoscope reprocessing products of 37.1% and 13.7% for the three and nine months ended April 30, 2004, respectively, compared with the three and nine months ended April 30, 2003, was primarily due to an increase in sales volume for endoscope disinfection equipment and related consumables both in the United States and internationally.

The increase in sales of dialysis products of 4.7% for the three months ended April 30, 2004, as compared with the three months ended April 30, 2003, was primarily due to an increase in sales volume of concentrate (a concentrated acid used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) products to a major U.S. dialysis chain and to a new international customer, partially offset by a decrease in demand for the Company’s Renatron (dialysis reprocessing equipment) product as well as a lower selling prices for Renalin (sterilant) products.

The increase in sales of filtration and separation products of 9.9% for the three months ended April 30, 2004, as compared with the three months ended April 30, 2003, was primarily due to an increase in demand for the Company’s hemoconcentrator product (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) and hemofilter product (a device used for slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis).  The increase in demand for the Company’s hemoconcentrator product was partially due to the departure of an international competitor from the hemoconcentrator market.  Partially offsetting the increase in sales was the completion of a private label manufacturing contract in fiscal 2003 which was not replaced with a similar contract in fiscal 2004.

Gross profit increased by $4,858,000, or 39.2%, to $17,252,000 for the three months ended April 30, 2004, from $12,394,000 for the three months ended April 30, 2003.  Gross profit contributed by Biolab and Mar Cor for the three months ended April 30, 2004 was $1,300,000.  Gross profit of the Company’s pre-existing business increased by $3,558,000, or 28.7%, to $15,952,000 for the three months ended April 30, 2004, as compared with the three months ended April 30, 2003.

Gross profit increased by $9,836,000, or 27.5%, to $45,544,000 for the nine months ended April 30, 2004, from $35,708,000 for the nine months ended April 30, 2003.  Gross profit contributed by Biolab and Mar Cor for the nine months ended April 30, 2004 was $3,654,000.  Gross profit of the Company’s pre-existing business increased by $6,182,000, or 17.3%, to $41,890,000 for the nine months ended April 30, 2004, as compared with the nine months ended April 30, 2003.

Gross profit as a percentage of net sales for the three months ended April 30, 2004 and 2003 was 36.8% and 37.7%, respectively.  Gross profit as a percentage of net sales of the Company’s pre-existing business for the three months ended April 30, 2004 and 2003 was 39.3%

and 37.7%, respectively.  Gross profit as a percentage of net sales for Biolab and Mar Cor for the three months ended April 30, 2004 was 20.6%.

Gross profit as a percentage of net sales for the nine months ended April 30, 2004 and 2003 was 36.5% and 37.3%, respectively.  Gross profit as a percentage of net sales of the Company’s pre-existing business for the nine months ended April 30, 2004 and 2003 was 38.6% and 37.3%, respectively.  Gross profit as a percentage of net sales for Biolab and Mar Cor for the nine months ended April 30, 2004 was 22.5%.

The higher gross profit percentage from the Company’s pre-existing business for the three and nine months ended April 30, 2004, as compared with the three and nine months ended April 30, 2003, was primarily attributable to favorable Canadian dollar exchange rates during the fiscal 2004 periods, improved overhead absorption in the Company’s endoscope reprocessing businesses due to increases in sales volume, favorable sales mix in the Company’s endoscopy and surgical and filtration and separation businesses, and charges for warranty and slow moving inventory related to the Company’s endoscope reprocessing products incurred during the three and nine months ended April 30, 2003 (principally during the three months ended January 31, 2003.)  Partially offsetting these increases in gross profit percentage were a lower gross profit percentage in the Company’s dialysis products due to increased sales of concentrate products which typically carry a lower gross profit, and a lower gross profit percentage in the Company’s product service segment due to the sales mix of the Company’s endoscope reprocessing product service, a $72,000 charge during the three months ended April 30, 2004 for estimated costs pertaining to the closing of the Company’s Boston dialyzer reprocessing center, and a $153,000 impairment charge during the three months ended January 31, 2004 to write down certain assets of the Company’s Boston dialyzer reprocessing center.

The favorable Canadian dollar exchange rates lowered Carsen’s cost of inventory purchased, and therefore decreased cost of sales and increased gross profit, by approximately $715,000 and $1,670,000 for the three and nine months ended April 30, 2004, respectively, compared with the three and nine months ended April 30, 2003.

Selling expenses as a percentage of net sales were 11.3% and 12.0% for the three and nine months ended April 30, 2004, compared with 13.4% and 13.2% for the three and nine months ended April 30, 2003.  For the three and nine months ended April 30, 2004, the decrease in selling expense as a percentage of net sales was primarily attributable to the favorable impact of increased net sales against the fixed component of selling expenses, as well as the inclusion of the lower cost structure related to the Biolab and Mar Cor operations.

General and administrative expenses increased by $2,143,000 to $5,402,000 for the three months ended April 30, 2004, from $3,259,000 for the three months ended April 30, 2003.  For the nine months ended April 30, 2004, general and administrative expenses increased by $4,420,000 to $13,976,000, from $9,556,000 for the nine months ended April 30, 2003.  For the three and nine months ended April 30, 2004, general and administrative expenses increased principally due to the inclusion of the Mar Cor and Biolab operations (which contributed

$672,000 and $1,968,000 of general and administrative expenses for the three and nine months ended April 30, 2004, respectively); a $550,000 charge for the estimated settlement of legal claims recorded during the three months ended April 30, 2004; costs relating to corporate governance of approximately $223,000 and $344,000 for the three and nine months ended April 30, 2004, respectively; favorable adjustments resulting from the settlement of liabilities initially recorded in conjunction with the Minntech acquisition relating to severance in the amount of $155,000 for the three months ended April 30, 2003 and sales tax in the amounts of $177,000 and $719,000 for the three and nine months ended April 30, 2003, respectively; and increases in the cost of commercial insurance and incentive compensation.  Partially offsetting these increases were foreign exchange losses in fiscal 2003 associated with translating certain foreign denominated assets into functional currencies, and a $249,000 pre-acquisition workers’ compensation claim that was assessed on the Company by the state of Minnesota during the three months ended April 30, 2003 due to the bankruptcy of Minntech’s former insurance carrier.

Research and development expenses (which include continuing engineering costs) increased by $186,000 to $1,100,000 for the three months ended April 30, 2004, from $914,000 for the three months ended April 30, 2003.  For the nine months ended April 30, 2004, research and development expenses increased by $89,000 to $3,273,000, from $3,184,000 for the nine months ended April 30, 2003.  For the three and nine months ended April 30, 2004, research and development expenses increased principally due to engineering costs related to continuing development of the Dyped endoscope reprocessing product, partially offset by a reduction in continuing engineering associated with the Company’s endoscope reprocessing equipment.

Interest expense increased by $81,000 to $394,000 for the three months ended April 30, 2004, from $313,000 for the three months ended April 30, 2003.  For the nine months ended April 30, 2004, interest expense increased by $138,000 to $1,254,000, from $1,116,000 for the nine months ended April 30, 2003.  For the three and nine months ended April 30, 2004, as compared with the three and nine months ended April 30, 2003, interest expense increased principally due to the use of cash to acquire Biolab which reduced interest income, the increased borrowings under the U.S. Credit Facilities for the Mar Cor acquisition, and incremental amortization of debt issuance costs associated with the amended credit facilities, partially offset by a decrease in average interest rates and the repayment of funds under the U.S. Credit Facilities during the nine months ended April 30, 2003.

Income before income taxes increased by $1,529,000 to $5,060,000 for the three months ended April 30, 2004, from $3,531,000 for the three months ended April 30, 2003.  For the nine months ended April 30, 2004, income before income taxes increased by $2,814,000 to $12,073,000, from $9,259,000 for the nine months ended April 30, 2003.

The consolidated effective tax rate on operations was 38.2% and 36.6% for the nine months ended April 30, 2004 and 2003, respectively. In fiscal 2002, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States.

The Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs.

The Company’s results of operations for the three and nine months ended April 30, 2004 and 2003 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during the nine months ended April 30, 2004 of approximately 38.0%, 24.9% and 45.0%, respectively.  The higher overall effective tax rate for the nine months ended April 30, 2004, as compared with the nine months ended April 30, 2003, is principally due to the geographic mix of pretax income and an increase in the Ontario, Canada provincial tax rate enacted on January 1, 2004.

Liquidity and Capital Resources

At April 30, 2004, the Company’s working capital was $45,631,000, compared with $43,643,000 at July 31, 2003.  This increase in working capital was due to the acquisitions of Biolab and Mar Cor, partially offset by the decrease in cash as described below.

Net cash provided by operating activities was $11,200,000 and $7,302,000 for the nine months ended April 30, 2004 and 2003, respectively. For the nine months ended April 30, 2004, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, deferred income taxes, and an increase in income taxes payable primarily due to the receipt of a tax refund, partially offset by increases in inventories due to purchases made by Carsen prior to supplier price increases and prepaid expenses and other current assets due to timing of insurance payments.  For the nine months ended April 30, 2003, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization and a decrease in accounts receivable, partially offset by an increase in inventories and decreases in accounts payable and accrued expenses and income taxes payable.

Net cash used in investing activities was $18,143,000 and $989,000 for the nine months ended April 30, 2004 and 2003, respectively.  For the nine months ended April 30, 2004, the net cash used in investing activities was primarily due to the acquisitions of Biolab, Mar Cor and Dyped and capital expenditures.  For the nine months ended April 30, 2003, the net cash used in investing activities was primarily due to capital expenditures.

Net cash provided by financing activities was $3,790,000 for the nine months ended April 30, 2004, compared with net cash used in financing activities of $5,201,000 for the nine months ended April 30, 2003.  For the nine months ended April 30, 2004, the net cash provided by financing activities was primarily attributable to borrowings under the Company’s credit facilities related to the acquisition of Mar Cor and proceeds from the exercises of stock options, partially offset by repayments under the credit facilities.  For the nine months ended April 30, 2003, the net cash used in financing activities was primarily attributable to repayments under the Company’s credit facilities.

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

In conjunction with the acquisition of Saf-T-Pak on June 1, 2004, the Company amended its U.S. Revolving Credit Facility to permit the use of borrowings under the U.S. Revolving Credit Facility to finance the cash consideration and costs associated with the acquisition.

Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender’s base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company’s consolidated ratio of debt to EBITDA.  The base rates associated with the U.S. lenders and the Canadian lender were 4.00% and 3.75%, respectively, at June 2, 2004, and the LIBOR rates ranged from 1.12% to 1.50% at June 2, 2004.  The margins applicable to the Company’s outstanding borrowings at June 2, 2004 are 1.25% above the lender’s base rate and 2.50% above LIBOR.  At June 2, 2004, substantially all of the Company’s outstanding borrowings were under LIBOR contracts.  In order to protect its interest rate exposure, the Company entered into a three-year interest rate cap agreement expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%.  The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from ..30% to .50%, depending upon the Company’s consolidated ratio of debt to EBITDA.

The U.S. Credit Facilities provide for available borrowings based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock and Saf-T-Pak stock owned by Cantel); and are guaranteed by Minntech and Mar Cor.  As of April 30, 2004, the Company was in compliance with the financial covenants under the U.S. Credit Facilities, as amended on August 1, 2003.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower and Biolab.  As of April 30, 2004, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility, as amended on August 1, 2003.

At July 31, 2003, the Company had $20,750,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  In conjunction with the Mar Cor acquisition on August 1, 2003, the Company borrowed an additional $9,050,000; therefore, immediately after such acquisition, the Company had $29,800,000 outstanding under the U.S. Credit Facilities, including $25,000,000 under the Term Loan Facility.  The Biolab acquisition did not require any borrowings under the Canadian Revolving Credit Facility.  At April 30, 2004, the Company had $22,750,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  In conjunction with the Saf-T-Pak acquisition on June 1, 2004, the Company borrowed $8,351,000 and subsequently repaid $3,801,000 under the U.S. Revolving Credit Facility; therefore, at June 2, 2004, the Company had $27,300,000 outstanding under its Credit Facilities, including $22,750,000 under the Term Loan Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

Aggregate annual required maturities of the Credit Facilities are as follows:

Three month period ending July 31, 2004	$750,000
Fiscal 2005	3,000,000
Fiscal 2006	5,000,000
Fiscal 2007	6,000,000
Fiscal 2008	8,000,000
Total	$22,750,000

All of such maturing amounts reflect the repayment terms under the Credit Facilities, as amended on August 1, 2003.

Aggregate future minimum commitments at April 30, 2004 under noncancelable operating leases for property and equipment are as follows:

Three month period ending July 31, 2004	$477,000
Fiscal 2005	1,443,000
Fiscal 2006	587,000
Fiscal 2007	292,000
Fiscal 2008	191,000
Thereafter	1,632,000
Total lease commitments	$4,622,000

The majority of Carsen’s sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to a distribution agreement (the “Olympus Agreement”) with Olympus America Inc. (“Olympus”), and the majority of Carsen’s sales of scientific products related to industrial technology equipment have been made pursuant to a distribution agreement with Olympus Industrial America Inc. (the “Olympus Industrial Agreement”), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada.  Carsen was subject to minimum purchase requirements under the Olympus Agreement during the contract years ended March 31, 2004 and 2003, which Carsen has satisfied.  Both agreements expired on March 31, 2004; however, the Olympus Agreement provided that if Carsen fulfilled its obligations thereunder, such Agreement would be extended through March 31, 2006.  Accordingly, the Olympus Agreement has been extended through March 31, 2006 and new minimum purchase requirements of $20.6 million and $23.5 million for the contract years ending March 31, 2005 and 2006, respectively, have been established for the extended term.  The Olympus Industrial Agreement was renewed and expires March 31, 2006.

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

The Company has determined that it will repatriate minimal amounts of existing and future accumulated profits from its international locations until existing domestic NOLs are exhausted, which the Company estimates to be no earlier than fiscal 2005.  Notwithstanding this strategy, the Company believes that its current cash position, anticipated cash flows from operations (including its U.S. operations), and the funds available under its revolving credit facilities will be sufficient to satisfy the Company’s cash operating requirements for the foreseeable future based upon its existing operations, including the acquisitions of Saf-T-Pak, Biolab, Mar Cor and Dyped.  At June 2, 2004, approximately $17,615,000 was available under the revolving credit facilities.

During the three and nine months ended April 30, 2004, compared with the three and nine months ended April 30, 2003, the average value of the Canadian dollar increased by approximately 10.9% and 15.1%, respectively, relative to the value of the United States dollar.  Changes in the value of the Canadian dollar against the United States dollar affect the Company’s results of operations because the Company’s Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars.  During the three and nine months ended April 30, 2004, compared with the three and nine months ended April 30, 2003, such strengthening of the Canadian dollar relative to the United States dollar had a positive impact upon the Company’s results of operations.  Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company’s assets that are denominated in Canadian dollars.

Under the Canadian Revolving Credit Facility, Carsen has a $35,000,000 (United States dollars) foreign currency hedging facility, as amended, which is available to hedge against the impact of such currency fluctuations on purchases of inventories.  Total commitments for foreign currency forward contracts under this facility amounted to $13,461,000 (United States dollars) at June 2, 2004 and cover a portion of the Canadian subsidiary’s projected purchases of inventories through March 2005.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  The weighted average exchange rate of the forward contracts open at June 2, 2004 was $1.3625 Canadian dollar per United States dollar, or $.7339 United States dollar per Canadian dollar.  The exchange rate published by the Wall Street Journal on June 2, 2004 was $1.3622 Canadian dollar per United States dollar, or $.7341 United States dollar per Canadian dollar.  Subsequent to June 2, 2004, the Company entered into additional contracts thereby increasing total commitments for foreign currency forward contracts to $18,181,000 (United States dollars) which cover a substantial portion of the Canadian subsidiary’s projected purchases of inventories through July 2005.

During the three and nine months ended April 30, 2004, compared with the three and nine months ended April 30, 2003, the value of the euro increased by approximately 13.8% and 15.9%, respectively, relative to the value of the United States dollar.  Changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. During the three and nine months ended April 30, 2004, such strengthening of the euro relative to the United States dollar had an overall adverse impact upon the Company’s results of operations.  Such currency fluctuations also result in a change in the United States dollar value of the Company’s assets that are denominated in euros.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedges.  There was one foreign currency forward contract amounting to €4,225,000 at June 2, 2004 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars.  Such contract expires on June 30, 2004.  Under its Credit Facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.  During the three and nine months ended April 30, 2004, such forward contracts were effective in offsetting the adverse impact of the strengthening of the euro on the Company’s results of operations.

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

For purposes of translating the balance sheet, at April 30, 2004 compared with July 31, 2003, the value of the Canadian dollar and the value of the euro increased by approximately 2.5% and 6.0%, respectively, compared to the value of the United States dollar.  The total of these currency movements resulted in a foreign currency translation gain of $989,000 for the nine months ended April 30, 2004, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2004 and 2003 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

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

Forward Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  All forward-looking statements involve risks and uncertainties, including, without limitation, acceptance and demand of new products, the impact of competitive products and pricing, the Company’s ability to successfully integrate and operate acquired and merged businesses and the risks associated with such businesses, and the risks detailed in the Company’s filings and reports with the Securities and Exchange Commission, including the Company’s 2003 Form 10-K.  Such statements are only predictions, and actual events or results may differ materially from those projected.

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

Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars.  Additionally, a portion of the sales of Biolab are to customers in the United States.  Carsen’s and Biolab’s businesses could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada.  Additionally, Carsen’s financial statements are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included within the Company’s 2003 Form 10-K.  Fluctuations in the rates of currency exchange between the United States and Canada had a positive impact for the three and nine months ended April 30, 2004, compared with the three and nine months ended April 30, 2003, upon the Company’s results of operations and stockholders’ equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $14,211,000 (United States dollars) at April 30, 2004 and cover a portion of Carsen’s projected purchases of inventories through March 2005.

Changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements included within the Company’s 2003 Form 10-K.  Fluctuations in the rates of currency exchange between the European Union and the United States had an overall adverse impact for the three and nine months ended April 30, 2004, compared with the three and nine months ended April 30, 2003, upon the Company’s overall results of operations, and had a positive impact upon stockholders’ equity, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedge instruments.  There was one such foreign currency forward contract amounting to €3,365,000 at April 30, 2004 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on June 1, 2004.  Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.  During the three and nine months ended April 30, 2004, such forward contracts were effective in offsetting the adverse impact of the strengthening of the euro on the Company’s results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen.  Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2004 and 2003 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

Interest rate market risk:  The Company has two credit facilities for which the interest rate on outstanding borrowings is variable.  Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada.  During the three and nine months ended April 30, 2004 and 2003, all of the Company’s outstanding borrowings were under its United States credit facilities.  In order to protect its interest rate exposure, the

Company has entered into a three-year interest rate cap expiring on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which caps LIBOR on this portion of outstanding borrowings at 4.50%.  This interest rate cap agreement has been designated as a cash flow hedge instrument.  At April 30, 2004, the fair value of such interest rate cap was less than $1,000.

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

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

See Part I, Item 1. – Note 13 above.

ITEM 2.                                                   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not issue or purchase any equity securities during the three and nine months ended April 30, 2004, except for the issuance of common stock from the exercises of options.

The increase in treasury stock at April 30, 2004, compared with July 31, 2003, was due to the delivery of 7,158 shares of Cantel’s common stock by employees to the Company as payment of the exercise price of stock options, which is permitted under the 1997 Employee Stock Option Plan.  The price of the delivered shares was the closing price of the Company’s common stock as reported by the New York Stock Exchange on the dates of exercise.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote during the three months ended April 30, 2004.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10(a)	–

Second Amendment to Credit Agreement among Cantel Medical Corp., the Banks, Financial Institutions and Other Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association dated as of June 1, 2004.

10(b)	–	Fourth Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc. dated as of March 12, 2004.

31.1	–	Certification of Principal Executive Officer.

31.2	–	Certification of Principal Financial Officer.

32	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A report on Form 8-K was filed on March 4, 2004, reporting a press release announcing the Company’s results of operations for the quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: June 10, 2004

	By:	/s/ James P. Reilly
James P. Reilly, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)