Form 10-K
period 2004-07-31
CANTEL MEDICAL CORP
filed 2004-10-14
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-31337

CANTEL MEDICAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-1760285
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

150 Clove Road, Little Falls, New Jersey	07424
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (973) 890-7220

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on shares held and the closing price of a share of the Registrant’s common stock on January 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date:  $97,845,052

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the close of business on September 21, 2004: 9,750,116

Documents incorporated by reference:  Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2004 Annual Meeting of Stockholders of Registrant.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions.  From time to time, Cantel Medical Corp. (the “Company” or “Cantel”) also provides forward-looking statements in other materials released to the public as well as oral forward-looking statements.  These statements are based on current expectations, estimates, or forecasts about the industries in which the Company operates and the beliefs and assumptions of management; they do not relate strictly to historical or current facts.  The Company has tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “will,” “may,” “could,” and variations of such words and similar expressions.  In addition, any statements that refer to predictions or projections of the Company’s future financial performance, anticipated growth and trends in the Company’s businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

•                  acceptance and demand of new products

•                  the impact of competitive products and pricing

•                  the Company’s ability to successfully integrate and operate acquired and merged businesses and the risks associated with such businesses

•                  the ability to keep pace with technological advances

•                  the relationships with key suppliers and key customers

•                  foreign currency and interest rate risks

•                  changes in global or local economic conditions

•                  changes in government regulation affecting the Company’s businesses

You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider the foregoing items to be a complete list of all potential risks or uncertainties.

All forward-looking statements herein speak only as of the date of this Form 10-K.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended.

Availability of Reports

The Company files reports and other information with the Securities and Exchange Commission (“SEC”), pursuant to the information requirements of the Exchange Act, as amended.  Readers may read and copy any document the Company files at the SEC’s public reference room in Washington, D.C.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.  The Company’s filings are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.

We make available on our internet website free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports as soon as practicable after we electronically file such reports with the SEC.  Our website address is www.cantelmedical.com.  The information contained in our website is not incorporated by reference in this Report.

PART I

Item 1.                    BUSINESS.

General

Cantel Medical Corp. is a healthcare company providing infection prevention and control products which include specialized medical device reprocessing systems for renal dialysis and endoscopy, water treatment systems, sterilants, diagnostic imaging and therapeutic medical equipment primarily focused on endoscopy, hollow fiber membrane filtration and separation technologies for medical and non-medical applications, and specialized packaging for infectious and biological specimens.  The Company also sells scientific instrumentation products and provides technical maintenance and compliance training services for its products.

The Company had four wholly-owned operating subsidiaries at July 31, 2004, Minntech Corporation (“Minntech”), Carsen Group Inc. (“Carsen”), Mar Cor Services, Inc. (“Mar Cor”), and Saf-T-Pak Inc. (“Saf-T-Pak”).  The Company’s fifth operating company, Biolab Equipment Ltd. (“Biolab”), is a wholly-owned subsidiary of Carsen.

Through Minntech, which was acquired in September 2001, Cantel designs, develops, manufactures, markets and distributes disinfection/sterilization reprocessing systems, sterilants and other supplies for renal dialysis; filtration and separation products for medical and non-medical applications; and endoscope reprocessing systems, sterilants and other supplies.  The Company’s MediVators, Inc. (“MediVators”) subsidiary, which accounted for the majority of the Company’s endoscope reprocessing business, was combined with Minntech’s existing facilities in September 2002 and was legally merged into Minntech in November 2002.  On September 12, 2003, Minntech acquired the endoscope reprocessing systems and accessory infection control technologies of The Netherlands based Dyped Medical B.V. (“Dyped”).

Through Carsen, Cantel markets and distributes medical equipment (including flexible endoscopes, endoscope disinfection equipment, surgical equipment including rigid endoscopes, and related accessories), scientific instruments (including microscopes and high performance image analysis hardware and software) and industrial equipment (including remote visual inspection devices).

Through Biolab (a subsidiary of Carsen) and Mar Cor, which were acquired on August 1, 2003, Cantel provides water treatment equipment design, project management, installation, maintenance, deionization and mixing systems to the medical, pharmaceutical, biotechnology, research, beverage and semiconductor industries.

Through Saf-T-Pak, which was acquired on June 1, 2004, Cantel provides specialty packaging products and compliance training services for the transport of infectious and biological specimens.

Unless the context otherwise requires, references herein to the Company include Cantel and its subsidiaries.

Minntech distributes its products in the United States primarily through its own distribution network with the exception of its endoscope reprocessing products and certain filtration and separation products, and in many international markets either directly or under various third party distribution agreements.  Minntech’s MediVators endoscope reprocessing products are distributed in the United States and Puerto Rico by Olympus America Inc. (“Olympus”) pursuant to an agreement (the “MediVators Agreement”) under which Olympus has been granted exclusive distribution rights in these territories.  Minntech’s Netherlands subsidiary, Minntech B.V., with offices in The Netherlands and the United Kingdom, is the headquarters for its European operations.  Minntech Japan K.K., Minntech’s Japan subsidiary, as well as Minntech B.V.’s representative offices in China and Singapore, serve as Minntech’s base in the Asia/Pacific market.

Carsen, through its own distribution network in Canada, distributes the majority of its endoscopy and surgical products and a portion of its scientific products related to microscopy pursuant to an agreement with Olympus America Inc. (the “Olympus Agreement”), and a portion of its scientific products related to industrial technology equipment pursuant to an agreement with Olympus Industrial America Inc. (the “Olympus Industrial Agreement”) (collectively the “Olympus Agreements”), both of which are United States affiliates of Olympus Corporation, a Japanese corporation, under which the Company has been granted exclusive distribution rights for certain Olympus products in Canada.  Most of the aforementioned products are manufactured by Olympus Corporation and its affiliates.  Unless the context otherwise requires, references herein to “Olympus” include Olympus America Inc., Olympus Industrial America Inc., and Olympus Corporation, and their affiliates.  Carsen, or its predecessor, has been distributing Olympus products in Canada since 1949.  Carsen also distributes other products under separate distribution agreements, including additional endoscopy and surgical products, endoscope reprocessing products and scientific products and accessories.

Biolab, Mar Cor, and Saf-T-Pak distribute their products directly and through various third-party distributors in the United States, Canada and Europe.

Acquisitions

Minntech

On September 7, 2001, the Company completed its acquisition of Minntech, a public company based in Plymouth, Minnesota, in a merger transaction.  Minntech is included in the Company’s results of operations for fiscal 2004, fiscal 2003 and the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001.

Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and a fraction of a share of Cantel common stock having a value of $4.25.  With respect to the stock portion of the consideration, Cantel issued approximately 2,201,000 shares of common stock in the merger.  The total consideration for the transaction, including transaction costs, was approximately $78,061,000 (including cash of $41,396,000, shares of Cantel common stock with a fair market value of $28,144,000, Cantel’s existing investment in Minntech of $725,000 and final transaction costs, including severance obligations, of approximately $7,796,000).

In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company’s existing working capital credit facilities, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in note 8 to the Company’s Consolidated Financial Statements.

The reasons for the acquisition of Minntech were the: (i) overall strategic fit between Cantel and Minntech relative to their respective product lines, markets and distribution channels; (ii) expectation that the merger would be accretive to Cantel’s earnings per share, increase the liquidity of Cantel’s common stock and better position the Company to utilize its existing net operating loss carryforwards to offset taxable income generated in the United States; (iii) potential synergies and efficiencies that could be realized through a combination of the companies; (iv) complementary nature of the companies’ infection prevention and control and medical device reprocessing products, thereby giving the combined company an expanded range of products and technology in medical device reprocessing; (v) opportunity to diversify into non-hospital markets with a direct non-hospital based sales force, thus enabling the combined company to take advantage of cross-selling opportunities, joint-product development, joint-marketing and distribution and other new business initiatives; (vi) opportunity to further expand internationally, particularly in Europe and Asia; (vii) potential growth of Minntech’s filtration business and the potential expansion of hemofiltration technologies into emerging therapeutic blood procedures; (viii) opportunity for Cantel to further expand its business into the design, manufacture and distribution of proprietary products; (ix) enhancement of Cantel’s research and development capabilities; and (x) access by Cantel to Minntech’s proprietary liquid chemical germicide manufacturing expertise.  Such reasons for the acquisition of Minntech include all of the significant factors contributing to a purchase price that resulted in recognition of goodwill.

As a result of the acquisition of Minntech, the Company added two new business segments in fiscal 2002, the Renal Systems Group (see “Dialysis”) and the Filtration Technologies Group (see “Filtration and Separation”), both of which represent significant sources of revenue and profitability.

Technimed

On November 1, 2001, the Company acquired substantially all of the assets, business and properties of Technimed Instruments Inc. and Technimed International Inc. (collectively “Technimed”) for approximately $405,000, which included cash of approximately $241,000 and a note payable in three equal annual installments with a present value of approximately $164,000.

Technimed was a private company based in Montreal, Canada which services medical equipment, including rigid endoscopes and hand-held surgical instruments.

Biolab

On August 1, 2003, the Company acquired all of the issued and outstanding stock of Biolab, a private company in the water treatment industry with locations in Oakville, Ontario and Dorval, Quebec.  The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $7,876,000.  Under the terms of the purchase agreement, the Company may pay additional consideration up to an aggregate of $3,000,000 based upon Biolab achieving specified targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”) during the three year period ending July 31, 2006.  As of July 31, 2004, none of the additional consideration had been earned.

Biolab designs, manufactures, sells and provides maintenance and installation services for high purity water systems for the medical, pharmaceutical, biotechnology, research, beverage and semiconductor industries.  The company sells products and provides services that cover all levels of water filtration including reverse osmosis systems, storage tanks, pumps and distribution systems, water softening, deionization and filters.

In conjunction with the acquisition of Biolab, the Company amended its existing Canadian working capital credit facility, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in note 8 to the Company’s Consolidated Financial Statements.

Mar Cor

On August 1, 2003, the Company acquired all of the issued and outstanding stock of Mar Cor, a private company in the water treatment industry based in Skippack, Pennsylvania with locations in Atlanta and Chicago.  The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $8,215,000.

Mar Cor is a service-oriented company providing design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries.  The company sells products and provides services that cover all levels of water filtration including reverse osmosis systems, storage tanks, pumps and distribution systems, water softening, deionization and filters.

In conjunction with the acquisition of Mar Cor, the Company amended its existing U.S. credit facilities to fund the cash consideration paid and costs associated with the acquisition, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in note 8 to the Company’s Consolidated Financial Statements.

The reasons for the acquisitions of Biolab and Mar Cor were as follows: (i) the overall strategic fit of water treatment with the Company’s existing dialysis and filtration technology businesses; (ii) the opportunity to grow the Company’s existing businesses and the water treatment business by combining Minntech’s sales, marketing, and product development capabilities with Mar Cor’s regional field sales and service organization and Biolab’s water treatment equipment design and manufacturing expertise; (iii) the opportunity to expand and diversify the Company’s infection prevention and control business, particularly within the pharmaceutical and biotechnology industries; and (iv) the expectation that the acquisitions would be accretive to the Company’s earnings per share.

As a result of the acquisitions of Biolab and Mar Cor, the Company added a new business segment in fiscal 2004, Water Treatment (see “Water Treatment”).

Dyped

On September 12, 2003, the Company acquired the endoscope reprocessing systems and infection control technologies of Dyped, a private company based in The Netherlands, for approximately $1,812,000 which included a note payable in five annual installments with a present value of approximately $1,211,000 (with a face value of $1,505,000).  The Company may pay additional purchase price of approximately $557,000 over a three year period contingent upon the achievement of certain research and development objectives.  At July 31, 2004, none of the additional purchase price had been earned.  The primary reason for the acquisition of Dyped was to expand Minntech’s technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with emerging European standards and future market requirements.

Saf-T-Pak

On June 1, 2004, the Company acquired all of the issued and outstanding stock of Saf-T-Pak, a private company located in Edmonton, Alberta that designs and manufactures specialized packaging for the safe transport of infectious and biological specimens.  Saf-T-Pak also offers a full array of compliance training services ranging from software and internet sessions to group seminars and private on-site programs.

The total consideration for the transaction, including estimated transaction costs, was approximately $8,522,000.  Under the terms of the purchase agreement, the Company may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,094,000 for the thirty-eight month period ending July 31, 2007, based upon Saf-T-Pak achieving specified targets of EBITDA.  As of July 31, 2004, none of the additional consideration had been earned.

The reasons for the acquisition of Saf-T-Pak were as follows: (i) the opportunity to expand and diversify the Company’s infection prevention and control business; (ii) the opportunity for Cantel to enter into the specialized packaging market for the transport of infectious and biological substances, which is a market that has undergone recent government regulatory changes creating attractive market dynamics; and (iii) the expectation that the acquisition will be accretive to the Company’s earnings per share.

In conjunction with the acquisition of Saf-T-Pak, Cantel amended its existing U.S. Revolving Credit Facility, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in note 8 to the Company’s Consolidated Financial Statements.

Since the acquisitions of Biolab, Mar Cor, Dyped and Saf-T-Pak occurred in fiscal 2004, the results of operations of these acquired companies are included in Cantel’s operating results for the portion of fiscal 2004 subsequent to the dates of the respective acquisitions and are excluded from Cantel’s operating results for fiscal 2003 and 2002.

Operating Segments

The following table gives information as to the percentage of consolidated net sales accounted for by each reportable segment of the company:

	Year Ended July 31,
	2004	2003	2002
	%	%	%

Dialysis	35.8	46.1	46.0
Endoscopy and Surgical	20.3	18.6	19.5
Endoscope Reprocessing	15.3	15.7	15.2
Water Treatment	12.8	—	—
Filtration and Separation	8.9	11.7	12.0
All Other	6.9	7.9	7.3
	100.0	100.0	100.0

During fiscal 2004, the Company changed its internal reporting processes to include Product Service within the corresponding product segments to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its business.  Previously, Product Service was reported as a separate operating segment.

All prior period segment results have been restated to reflect this change.

Dialysis

Concentrates

Minntech’s renal dialysis treatment products include a line of acid and bicarbonate concentrates used by kidney dialysis centers to prepare dialysate, a chemical solution that draws waste products from the patient’s blood through a dialyzer membrane during the hemodialysis treatment.  The Company believes it provides the industry’s most complete line of these concentrates in both liquid and powder form for use in virtually all types of kidney dialysis machines.

Minntech also manufactures the Renapak, an innovative dry acid concentrate manufacturing system that produces on-demand hemodialysis concentrates in less than 30 minutes.  This product eliminates substantial freight costs and storage space required for pre-mixed concentrates.

Reprocessing of Multiple Use Dialyzers

In response to government mandated cost containment measures, in the late 1970’s many United States dialysis centers began cleaning, disinfecting and reusing dialyzers (artificial kidneys) in a process known as “dialyzer reuse” instead of discarding them after a single use.  The Company believes the majority of U.S. dialysis centers employ multiple use dialyzers, however current public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single use.

Dialyzer reuse is also widely practiced throughout most of Eastern Europe, Africa and the Asia/Pacific regions.  Sales of reprocessing products have continued to grow in these markets.  In order to further improve support of its Asia/Pacific distributors, Minntech maintains Asia/Pacific representative offices in Singapore and China.

The growth of dialyzer reuse in Western Europe has been limited.  However, due to recent changes to the reimbursement system in key markets such as Germany, the Company believes that this situation may improve.

Minntech’s dialyzer reprocessing products include the Renatron®II Automated Dialyzer Reprocessing System, the Renalog®RM Data Management System and the RenaClear® Dialyzer Cleaning System, together with Renalin® Cold Sterilant and Renalin®100, both peracetic acid based sterilants that replace less environmentally friendly high-level disinfectants such as formaldehyde.  Actril® Ready To Use Cold Sterilant, primarily used as a dialysis machine disinfectant, and Minncare® Cold Sterilant, utilized for water line disinfection, are also part of Minntech’s liquid chemical germicide product line.

The Renatron® reprocessing system, first introduced in 1982, provides an automated method of rinsing, cleaning, sterilizing and testing dialyzers for multiple use.  The Renatron®II, the most current version of the product, includes a bar-code reader, computer and Renalog®RM software system that provides dialysis centers with automated record keeping and data analysis capabilities.  The Company believes its Renatron® systems are faster, easier to use, and more efficient than competitive automated systems.  The Company also believes that the Renatron® systems are the top selling automated dialyzer reprocessing systems in the world.

Minntech’s Renaclear® Dialyzer Cleaning System, the first dedicated automated dialyzer cleaning system, removes blood and organic debris from difficult to clean dialyzers before reprocessing, a process known as “precleaning.”  Precleaning is common in dialysis units because the practice can help extend the useful clinical life of a dialyzer.  When dialyzers are precleaned by hand, many dialysis facilities remove the dialyzer header caps (the end caps of a dialyzer) to more effectively rinse out heavy blood debris.  However, opening the dialyzer in this fashion may increase the risk of contamination of the dialyzer components and damage to the membrane.  The Renaclear® system features a high-powered fluid injector that cleans dialyzer headers (the two internal ends of a dialyzer) without requiring removal of the header caps.  The Renaclear® Dialyzer Cleaning System is designed for use with peracetic acid-based Renaclear® Disinfectant.

Minntech provides a one year warranty for repairs and service of its dialysis equipment.  Minntech performs out of warranty service of its dialysis equipment for which the customer pays Minntech on a time and materials basis.

Minntech’s Renalin® Cold Sterilant is a proprietary peracetic acid-based formula which effectively cleans, disinfects and sterilizes dialyzers without the hazardous fumes and disposal problems related to older glutaraldehyde and formaldehyde reprocessing solutions.  The Company believes Renalin® is the leading dialyzer reprocessing solution in the United States.

Renalin®100 is a specially packaged formulation of Minntech’s cold sterilant product.  When used with a Renatron®II, Renalin®100 requires no premixing, automates the dilution process and reduces staff set-up time and exposure to vapors.  In addition, Renalin®100 packaging reduces required storage space by approximately 66% from traditional Renalin®.

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

Minntech operates a dialyzer reprocessing center in Orlando that handles all aspects of dialyzer reprocessing, including compliance with regulatory requirements and record keeping.  Dialyzer reprocessing services consist of the delivery of dialyzers from dialysis centers by Minntech personnel to the reprocessing center, where they are cleaned, tested, inspected, sterilized and returned to their facility within a twenty-four hour period.  Dialyzer reprocessing has traditionally required hemodialysis providers to make a significant investment in dedicated staff, facilities and capital equipment.  By outsourcing this service to Minntech, providers are able to focus resources on improved patient care.

Electronics

Minntech’s major dialysis electronic products are the Sonalarm® Foam Detector, a device that detects air emboli, or bubbles in blood during hemodialysis; and the Minipump Hemodialysis Blood Pump, which circulates blood during hemodialysis.  The Sonalarm® and the Minipump are sold to end-users and (in component form) to other manufacturers of blood processing equipment.

Endoscopy and Surgical

Carsen’s principal source of revenue is from the marketing and distribution to hospitals throughout Canada of specialized endoscopes, surgical equipment and related accessories, the majority of which are manufactured by Olympus.  Olympus is the world’s leading manufacturer of flexible endoscopes and related products.

An endoscope is a device comprised of an optical imaging system incorporated in a flexible or rigid tube that can be inserted inside a patient’s body through a natural opening or through a small incision.  Endoscopy, the use of endoscopes in medical procedures, is a valuable aid in the diagnosis and treatment of various disorders.  Endoscopy enables physicians to study and digitally capture an image of certain organs and body tissue and, if necessary, to perform a biopsy (removal of a small piece of tissue for microscopic analysis).

A flexible video endoscope consists of a high resolution solid state image sensor contained in a flexible tube, which can be inserted into irregularly shaped organs of a patient’s body, such as the large intestine.  The control body of a flexible endoscope incorporates a steering mechanism and contains working channels and is connected to an external light source and processor, which permits a physician to view inside a patient’s body.  The working tip of a flexible endoscope contains a lens and a solid state image sensor and, in most cases, depending on the application, an outlet for air and water.  Most flexible endoscopes also have internal working channels which enable accessories such as biopsy forceps to be passed to the tip.  The solid state image sensor enables a live image to be transmitted electronically to a monitor, which image can be viewed by a physician and nurse as a medical procedure is being performed.  The flexible video endoscope and its related accessories comprise the majority of Carsen’s flexible endoscopy sales.

A rigid endoscope is a straight and narrow insertion tube consisting of a series of relay lenses and light transmitting fibers that connect to an external light source, which permits a surgeon to view inside a patient’s body.

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

Carsen also distributes various specialized medical instruments and accessories utilized in both flexible and rigid endoscopy including scissors, graspers, forceps and other surgical accessories; ambulatory PH and motility monitoring equipment (which is used for diagnosis of various gastrointestinal and respiratory disorders); urodynamics monitoring equipment (which is used for diagnosis of various urinary tract disorders); endoscope disinfection equipment; insufflators (which deliver and monitor gas to expand abdominal and other cavities); video monitors, recorders and printers; “cold” light supplies (which provide light for endoscopy procedures); image processors (which process digitized endoscopic images); and carts, trolleys and cleaners.

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

Carsen also operates service centers at its Markham, Ontario facility, as well as in Montreal, Quebec and Vancouver, British Columbia that provide warranty and out of warranty service and repairs for endoscopy and surgical products, a majority of which are distributed by Carsen.  The products distributed by Carsen bear a product warranty that entitles the purchaser to warranty repairs and service at no charge during the warranty period.  Generally Carsen, and not the manufacturer of the product, is responsible for the cost of warranty repairs.  The warranty period for these products is generally one year.  The customer pays Carsen on a time and materials basis for out of warranty service of these products.

Endoscope Reprocessing

Minntech manufactures the MediVators DSD-201 which is a microprocessor controlled dual asynchronous endoscope disinfection system.  The system can disinfect two endoscopes at a time, can be used on a broad variety of endoscopes and is programmable by the user.  Minntech also manufactures the MV table top series which are less expensive single and dual endoscope disinfection units.

Minntech’s MediVators product line of endoscope disinfection equipment and related accessories and supplies are sold to hospitals and clinics through its distribution agreement with Olympus in the United States and internationally through various foreign distributors, including Carsen in Canada.

As a result of Minntech’s acquisition of Dyped in September 2003, Minntech expanded its technological capabilities and is augmenting its endoscope reprocessing product line with an endoscope reprocessing system designed to be compliant with emerging European standards.  Dyped’s versatile design concepts are expected to satisfy the current needs of Minntech’s European customer base and will serve as a modular platform for future generation systems being developed for the U.S. market.

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

In March 2001, the Company introduced Rapicide® high-level disinfectant and sterilant, which obtained United States Food and Drug Administration (“FDA”) 510(k) clearance for a high-level disinfection claim of five minutes at 35 degrees Celsius.  This disinfection contact time is currently one of the fastest available of any disinfectant product sold in the United States.

In October of 2003, Minntech introduced Adaspore®, a peracetic-acid based high-level disinfectant for the European market.  This disinfectant can be employed in a single use or reusable application.

Minntech provides a one year warranty for repairs and service of its MediVators endoscope reprocessing products.  Generally, warranty repairs and service related to the MediVators DSD-201 endoscope disinfection equipment are performed by the distributor and warranty repairs on the MV tabletop series and dialysis equipment are performed by Minntech.  Minntech performs out of warranty service of its MV endoscope reprocessing products for which the customer pays Minntech on a time and materials basis.

Water Treatment

As a result of the acquisitions of Biolab and Mar Cor, the Company added a new Water Treatment operating segment in fiscal 2004.

Equipment

Both Biolab and Mar Cor provide water treatment solutions specific to their customers’ needs from low-volume, wall mounted reverse osmosis systems, to high-volume, turn-key water treatment systems.  Biolab and Mar Cor application specialists design the equipment to meet each customer’s needs and the specific site conditions.

Customers in many industries, including the medical, pharmaceutical, biotechnology, research, beverage and semiconductor industries, have varying needs for high purity water.  Due to direct contact with a dialysis patient’s bloodstream, high purity water is a necessity in order for renal dialysis to be effective without significant side effects to the patient.  As evidenced by the fact that over 95% of renal dialysis centers use some form of water purification, as well as the occurrence of aluminum intoxication among dialysis patients in the early 1970’s, there are multiple issues regarding the use of untreated municipal water for renal dialysis applications.  Inadequate water quality can cause acute and chronic conditions in dialysis patients which can include bone disease, anemia, arthritis, carpal tunnel syndrome, nausea, cardio vascular disease and even death.  Treated water is also used by the pharmaceutical and biotechnology industries in the manufacturing of drugs and for use in research and analysis laboratories.

Water treatment systems can include any combination of treatment methods such as (i) carbon filtration which removes chlorine and dissolved organic contamination by adsorption; (ii) reverse osmosis which is a filtration process that forces liquid through non-porous or semi-porous membranes to remove particles, microorganisms and dissolved minerals and organics; (iii) ultra-filtration which purifies water using a membrane similar in design to a reverse osmosis system except that its pores are slightly larger and therefore are incapable of removing dissolved minerals; (iv) deionization which is an ion separation platform that requires resin regeneration (see “Resin Regeneration”); and (v) electro-deionization which is a form of deionization that is based on the conductance of electrical charges.

The combination of both reverse osmosis and electro-deionization technologies into a single unique water purification system has been trademarked by Biolab as RODI®.  The RODI® system produces United States Pharmacopeia grade purified water from virtually any potable source water.  Biolab’s Biopure RODI® Systems are designed for use in a broad range of applications including various laboratory uses, biological engineering, tissue culture, enzyme mechanics, trace metal studies, rinsing of electronic components, final rinse of surgical instruments prior to sterilization, glassware rinsing, pharmaceutical preparations, preparation of process chemicals and cosmetics, preparation of laboratory reagents and quality control procedures existing throughout the world.

The entire line of Biopure water purification equipment has been designed to produce “biologically pure” water for use in industry and specialty applications such as hemodialysis, the production of antibodies and cell cultures and the rinsing of integrated circuits.  Unique features of the equipment include sanitary and semi-sanitary designs that feature high quality and value added stainless steel components and contain features that save money, reduce fouling and provide cleaner, safer purified water.  The H2Pro line of Biopure equipment utilizes heat to pasteurize the equipment thus reducing the amount of chemicals consumed and labor required.  This heat pasteurization is environmentally friendly and prevents the formation of dangerous biofilms.

Biolab also offers a full range of pretreatment equipment, lab water equipment, and a full range of service deionization tanks and equipment.

Mar Cor provides complete turn-key water purification systems for dialysis, research, pharmaceutical and industrial customers.  In addition, Mar Cor markets its own line of complete bicarbonate mix and distribution systems and can design and install various types of concentrate acetate delivery systems and piping distribution systems for all necessary solutions.  Mar Cor’s water treatment products include the Semper Pure® portable reverse osmosis machine, a bicarbonate system with central and single mix distribution units, concentration systems with central acidified concentrate holding tanks, complete water treatment systems for dialysis, portable water treatment systems for acute dialysis, support carts and transport systems, exchangeable tanks for deionization and carbon solutions, and point of use station wall boxes for patient treatment areas.

Biolab’s and Mar Cor’s systems meet water quality and good manufacturing practice standards of the Association for the Advancement of Medical Instrumentation (“AAMI”).  Biolab has received 510(k) clearance from the FDA for its Biopure water treatment equipment for healthcare applications.  Mar Cor has received FDA 510(k) clearance for its dialysis water treatment systems, bicarbonate mix and distribution systems and the Semper Pure® machine.

Resin Regeneration

Resin regeneration is the process in which cylinders (pressure vessels with an inlet connection and an outlet connection) are assembled, sanitized, and filled with ion exchange resin, which is processed using hydrochloric acid and caustic soda. These cylinders are connected to a customer’s water supply.  As the supply water passes through the ion exchange resin beads, minerals are removed.  When the electrical charge placed on the resin beads during the regeneration process is exhausted, the cylinders are exchanged for identical cylinders with regenerated resin.  The cylinders with exhausted resin are returned by service personnel to Biolab or Mar Cor regeneration plants and the resin is regenerated for use by the same or another customer.  Customers are charged for each cylinder replacement.

Repairs and Maintenance

Both Biolab and Mar Cor also offer a variety of services and maintenance options for its customers’ water systems from part replacement to a complete electronic and mechanical performance check.

Filtration and Separation

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

Since 1985 Minntech has manufactured and marketed a line of hemoconcentrators, and since 1994 the principal product has been its Hemocor HPH® hemoconcentrators.  Minntech currently offers a total of five hemoconcentrator devices to meet the clinical requirements of neonatal through adult patients.  The entire line of Hemocor HPH® contains Minntech’s proprietary polysulfone hollow fiber.  The Hemocor HPH® line also features a unique “no-rinse” design that allows it to be quickly and efficiently inserted into the bypass circuit at any time during an open-heart procedure.

Hemofilters

The Renaflo®II hemofilter is a device that performs hemofiltration in a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis.  The hemofilter removes water, waste products and toxins from the circulating blood of patients while conserving the cellular and protein content of the patient’s blood.  Minntech’s hemofilter line features no-rinse, polysulfone hollow fiber that requires minimal set-up time for healthcare professionals.  The hemofilter is available in five different sizes to meet the clinical needs of neonatal through adult patients.  Outside the U.S., Minntech also sells two additional hemofilters from the Diafilter product line.  These filters also use a proprietary polysulfone hollow fiber membrane.

Gas and Water Filtration

Minntech’s FiberFlo® Membrane Degassing System employs a high-performance hollow fiber module and customized housing for the addition or removal of gasses from liquid streams.  The FiberFlo® Membrane Degassing System was developed for use in pharmaceutical manufacturing, laboratory, medical and bioprocessing applications. The polypropylene hollow fiber cartridge degas module features easy operation and maintenance, minimizes energy consumption, and can be used for CO2 and O2 removal, humidification, pH adjustment, oxygenation and dissolving of gases to solutions.

FiberFlo® Cartridge Filters are used in high-purity industrial water systems to filter spores, bacteria and pyrogens from the fluids.  They are also used in medical device reprocessing to help health care facilities meet reprocessing water quality guidelines outlined by the AAMI.  The cartridge filters feature large surface area and fine filtration advantages that are similar to Minntech’s capsule filter line.

Minntech received FDA 510(k) clearance in March 1999 to market FiberFlo® Hollow Fiber Capsule Filters for medical applications.  The FiberFlo® Hollow Fiber Capsule Filter line, which made its market debut in April 1999, is based on the same high performance hollow fiber technology used in Minntech’s polysulfone FiberFlo® HF Cartridge Filter product line.  Capsule filters are used in the cell and tissue engineering industry, bioprocessing, pharmaceutical manufacturing, food and beverage processing, cosmetic manufacturing, and electronics industries to filter spores, bacteria, and pyrogens from aqueous solutions and gases.  FiberFlo® Capsule Filters are engineered for point-of-use applications that require very fine filtration.  Their hollow fiber design provides a surface area that is up to six times larger than traditional pleated capsule filters on the market.  The large surface area provides greater capacity and longer filter life for the customer. FiberFlo® Capsule Filters and Cartridge Filters are available in a variety of styles, sizes, and configurations to meet a comprehensive range of customer needs and applications.

Disinfectants and Other

Minntech’s Minncare® Cold Sterilant is a liquid sterilant product that is used to sanitize high-purity water treatment systems.  Minncare® is based on Minntech’s proprietary peracetic-acid sterilant technology, and is engineered to clean and disinfect reverse osmosis (RO) membranes and associated water distribution systems.  In June of 2004, Minntech received approval from the United States Environmental Protection Agency (“EPA”) for the expanded use of Minncare® in clean room fogging applications.  Minntech has private label agreements for both Minncare® and Actril® sterilants with several other companies in the infection control industry.  Minntech also offers a line of ancillary filtration products, including cleaning solutions, disinfectant test strips, and filtration housings and accessories.

All Other

The All Other segment is comprised of the Scientific operating segment, which includes scientific imaging products and industrial technology equipment distributed by Carsen, and the Company’s new Specialty Packaging operating segment, which includes packaging products and compliance training services provided by Saf-T-Pak for the transport of infectious and biological specimens.

Scientific

Carsen distributes scientific imaging products which include Olympus microscopes and complementary imaging equipment and accessories.  Other scientific imaging products distributed by Carsen include Media Cybernetics, Inc.’s high resolution image analysis software and hardware;  Roper Scientific Inc.’s high speed and high sensitivity scientific digital cameras for research microscopy; Genomic Solutions Inc.’s genomic and proteomic instruments, software and consumables; and a variety of other suppliers of optical and mechanical components for advanced microscopy.

The scientific imaging products distributed by Carsen are sold to hospitals for cytology, pathology and histology purposes; government laboratories for research and forensics; and private laboratories, universities and other educational institutions for research and teaching.

Carsen distributes three types of industrial technology equipment that are similar to medical endoscopes, but are designed for the industrial market for use in remote visual inspection (“RVI”).  RVI is the application of endoscopic technology for industrial uses.  The products distributed by Carsen, most of which are manufactured by Olympus, consist of rigid borescopes (devices that are similar to rigid endoscopes), which use a series of relay lenses to transmit an image through a stainless steel insertion tube; fiberscopes (devices that are similar to flexible endoscopes), which use fiberoptic image carrying bundles to transmit images through a flexible insertion tube; and video image scopes, which utilize a small, high resolution solid state image sensor that enables a picture to be transmitted electronically to a monitor.

The industrial technology equipment distributed by Carsen is generally purchased by large industrial companies engaged in the oil and gas, aerospace, chemical, power generation, mining, forestry, semiconductor and automotive industries, that require inspections of their machinery or processes for research and development, measurement, maintenance or quality control.  Carsen also distributes microscopes to industrial laboratories for bio-technology, geology, pharmacology, metallography, quality control and manufacturing applications.

Carsen provides warranty and out of warranty service and repairs for scientific products distributed by Carsen.  The products distributed by Carsen bear a product warranty that entitles the purchaser to warranty repairs and service at no charge during the warranty period.  Generally Carsen, and not the manufacturer of the product, is responsible for the cost of warranty repairs.  The warranty period for these products is generally one year.  The customer pays Carsen on a time and materials basis for out of warranty service of these products.

Specialty Packaging

Saf-T-Pak offers a wide variety of sizes and models of packaging materials for the transport of infectious and biological specimens, as well as comprehensive training materials for shipper certification.  However, Saf-T-Pak is the sole manufacturer of its patented bag pressure vessel product.  Unlike the conventional jar pressure vessel product sold by Saf-T-Pak and its competitors, Saf-T-Pak’s bag pressure vessel products can offer up to a 95% reduction in a customer’s shipping cost per specimen, are disposable and therefore do not require the jar to be sterilized and returned after use, have greater capacity and are more flexible than rigid jar vessels, and are stackable thereby reducing a customer’s inventory storage requirement.  In addition, to meet regulatory requirements for comprehensive training which require shippers to be trained and certified at least every two years or as often as regulations change, Saf-T-Pak offers one-day training seminars in various cities, training seminars at customers’ on-site locations, and interactive CD-ROM training software.

Increasingly stringent regulation and enforcement of proper shipping methods for infectious and biological substances has been driving growth in the regulated market of specialized packaging for infectious and biological substances.  Global regulatory bodies have created converging world standards for the transport of infectious and biological specimens.  Especially significant was the United States Department of Transportation’s new regulation HM-226 in February 2003 that requires all diagnostic samples to be shipped in pressure vessels, and that employees shipping such substances be properly trained and certified.  In addition, the increasing concern over the spread of infectious diseases, including animal-borne disease such as mad cow, and potential acts of bio-terrorism have dramatically increased awareness of the proper shipping of diagnostic substances such as blood samples.  The Company believes Saf-T-Pak is uniquely qualified to meet the global need for compliant, secure, cost-effective packaging solutions for the shipping of infectious and biological specimens.

Saf-T-Pak’s customer base consists of medical research companies, diagnostic, clinical and university laboratories, pharmaceutical companies, U.S. government agencies, hospitals and state public health departments.

Distribution Agreements

Olympus/Carsen Agreement

The majority of Carsen’s sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to the Olympus Agreement, and the majority of Carsen’s sales of scientific products related to industrial technology equipment have been made pursuant to the Olympus Industrial Agreement, under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada.  All products sold by Carsen pursuant to the Olympus Agreements bear the trademark of Olympus or its affiliates.

Carsen was subject to minimum purchase requirements under the Olympus Agreement during the contract year ended March 31, 2004, which Carsen has satisfied.  The Olympus Agreements expired on March 31, 2004; however, the Olympus Agreement provided that if Carsen fulfilled its obligations thereunder, such Agreement would be extended through March 31, 2006.  Accordingly, the Olympus Agreement has been extended through March 31, 2006 and new minimum purchase requirements of $20,600,000 and $23,500,000 for the contract years ending March 31, 2005 and 2006, respectively, have been established for the extended term.  The Olympus Industrial Agreement was renewed and expires March 31, 2006.  There are no minimum purchase requirements under the Olympus Industrial Agreement.

During the term of the Olympus Agreements and for one year thereafter, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreements.

The Olympus Agreements generally prohibit both Olympus and Carsen from hiring any employee of the other party for a period of one year after the conclusion of the employee’s employment with such other party.  This prohibition remains in effect during the term of the Olympus Agreements and the first year thereafter.

Subject to an allowance of a 10% shortfall from the minimum purchase requirements, if Carsen fails to meet such requirements for microscopy products, then Olympus has the option to terminate or restructure the Olympus Agreement as it pertains to microscopy products; if Carsen fails to meet such requirements for endoscopy and surgical products, then Olympus has the option to terminate or restructure the entire Olympus Agreement.  Olympus may also terminate the Olympus Agreement if Carsen breaches its other obligations under the Olympus Agreement.

MediVators/Olympus Agreement

Effective August 1, 2003, Minntech renewed its distribution agreement with Olympus which grants Olympus the exclusive right to distribute the majority of the Company’s endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico.  Failure by Olympus to achieve the minimum purchase projections in any contract year gives Minntech the option to terminate the MediVators Agreement.  The MediVators Agreement expires on August 1, 2006.  All equipment sold by Olympus pursuant to this agreement bears both the “Olympus” and “MediVators” trademarks.  Net sales to Olympus accounted for 9.7%, 10.4%, and 9.5% of the Company’s net sales in fiscal 2004, 2003 and 2002, respectively.

In addition, the MediVators Agreement stipulates that (i) units are to be manufactured based upon the receipt of a written purchase order from Olympus specifying the model and number of units to be manufactured (“completed units”); (ii) completed units must be ready for shipment and segregated in a designated section of the Company’s warehouse reserved only for Olympus; (iii) title to completed units, including risk of loss, passes to Olympus; (iv) completed units are insured by Olympus; (v) completed units are invoiced to Olympus with 30 day payment terms and such receivables are generally satisfied within such terms; (vi) Olympus has no right of return; and (vii) upon notification from Olympus, completed units are shipped to the Olympus customer, with all shipping costs borne by Olympus.  Minntech has no further performance obligations on completed units, there are no exceptions or contingencies to Olympus’ commitment to accept and pay for these units and completed units held for Olympus by Minntech generally do not exceed three months of anticipated Olympus shipments.

Despite the fact that Olympus historically has not achieved the minimum purchase projections, the Company has elected not to terminate or significantly restructure the MediVators Agreement because the Company believes that Olympus’ existing domestic distribution capabilities continue to provide the Company with the broadest distribution and profit potential for its endoscope reprocessing products.

Marketing

Minntech markets its dialysis and filtration and separation products through a direct sales force and through distributors.  Minntech B.V., Minntech’s Netherlands subsidiary, is the base for its European operations with a branch office in the United Kingdom.  Minntech Japan K.K., Minntech’s Japan subsidiary, as well as Minntech B.V.’s representative offices in China and Singapore, serve the Asia/Pacific market.

Minntech sells its MediVators endoscope reprocessing products in the United States and Puerto Rico under an exclusive distribution agreement with Olympus, and internationally either directly or through various foreign distributors, including Carsen in Canada.

Carsen markets its products for each business segment through separate, direct sales forces comprised of its own employees.

Biolab and Mar Cor principally market their products and services through direct sales forces, distributors outside the United States and Canada, product catalogs, and through Minntech’s direct sales force.

Saf-T-Pak markets its products and services through a combination of a direct sales force and distributors in the United States and through distributors in Canada and Europe.

Most of the Company’s direct sales forces are compensated on a salary and commission basis, except Minntech’s sales force in the Renal Group which is compensated on a commission basis only.

Effect of Currency Fluctuations and Trade Barriers

A portion of the Company’s products are imported from the Far East and Western Europe, Minntech sells a portion of its products outside of the United States, and Minntech’s Netherlands subsidiary sells a portion of its products outside of the European Union.  Consequently, the Company’s business could be materially affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States, Canada and The Netherlands.

Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars.  Additionally, a portion of the sales of Biolab and Saf-T-Pak are to customers in the United States.  Carsen’s, Biolab’s, and Saf-T-Pak’s businesses could be materially affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada.  Additionally, Carsen’s, including its Biolab subsidiary, and Saf-T-Pak’s financial statements are translated using the accounting policies described in note 2 to the Consolidated Financial Statements.  Fluctuations in the rates of currency exchange between the United States and Canada had a positive impact in fiscal 2004 compared with fiscal 2003, and in fiscal 2003 compared with fiscal 2002, upon the Company’s results of operations and stockholders’ equity, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial statements of the Netherlands subsidiary are translated using the accounting policies described in note 2 to the Consolidated Financial Statements.  Fluctuations in the rates of currency exchange between the European Union and the United States had an adverse impact in fiscal 2004 compared with fiscal 2003, and in fiscal 2003 compared with fiscal 2002, upon the Company’s overall results of operations and stockholders’ equity, as described in Management’s Discussion and Analysis of Financial

Condition and Results of Operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen.  Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2004, 2003 and 2002 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

Competition

The Company believes that the world-wide reputation for the quality and innovation of its products among customers, the Company’s reputation for providing quality product service, particularly with respect to endoscopy and surgical, endoscope reprocessing and water treatment products, the numerous customer contacts developed during its lengthy service as a distributor of Olympus products and the distribution arrangement for certain MediVators endoscope reprocessing products with Olympus, give the Company a competitive advantage with respect to certain of its products.

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

Several of Minntech’s competitors sell peracetic acid-based dialyzer reprocessing germicides.  However, Minntech’s Renalin® Cold Sterilant product remains the only reprocessing chemical that has been validated for use with the Renatron® dialyzer reprocessing system and cleared for marketing as such under section 510(k) of the Federal Food, Drug and Cosmetic Act.  Renalin® is also the only dialyzer reprocessing germicide that carries a sterilization claim in the United States market.  Minntech has informed its Renatron® customers that it is unable to guarantee the integrity, reliability and chemical interaction of alternative germicides with the Renatron® system.  Minntech believes that this validation, coupled with Minntech’s extensive dialyzer reprocessing education, administration, and technical support services, are strong competitive advantages for its product.  However, the competitive price pressures introduced by these competing germicides have adversely impacted Minntech’s pricing structure.

Within the dialysis industry, certain manufacturers of dialyzers have been acquiring chains of dialysis treatment centers over the past several years.  These manufacturers have a built-in customer base for their products, which include concentrate.  However, Minntech views its “manufacturer only” status as a competitive market advantage.  Minntech believes that many dialysis treatment providers do not want to purchase hemodialysis supplies from manufacturers who also provide dialysis service and are, in effect, their competitors.

Two of the Company’s competitors (Gambro Healthcare, Inc. and Fresenius Medical Care AG) have made public disclosures of their intent to increase the use of single-use dialyzers which, at some dialysis centers owned by these companies, could adversely impact Minntech’s reprocessing equipment and sterilants at such centers.  Presently, the utilization of single-use dialyzers continues to be significantly more expensive than dialyzer reuse and, as such, the number of Minntech supplied reuse programs is not expected to decrease significantly.

The Company’s market share in its flexible endoscope business in Canada is substantial.  The Company believes that its reputation for providing quality flexible endoscope products and related service gives the Company a competitive advantage.  However, the competitive price pressure introduced by a particular competitor who also manufactures its own products may continue to adversely impact the gross profit percentage and market share of the Company’s Canadian flexible endoscope business.

Market Conditions

The Company’s ability to sell its products depends in part on the extent to which reimbursement for the cost of these products and related treatments are available to patients under government health programs, private health insurance, managed care organizations, workers’ compensation insurers, and other similar programs.  Over the past decade, the cost of healthcare has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payors to curb these costs.  In addition, certain health care providers are moving towards a managed care system in which the providers contract to provide comprehensive health care for a fixed cost per person.  Moreover, hospitals and other health care providers have become increasingly price competitive and, in some instances, have put pressure on medical suppliers to lower their prices.

Government Regulation

Many of Minntech’s products are subject to regulation by the FDA, which regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the United States. Certain of Minntech’s products may be regulated by other governmental or private agencies, including the EPA, Underwriters Lab, Inc., and comparable agencies in certain foreign countries.  The FDA and other agency clearances generally are required before Minntech can market new products in the United States or make significant changes to existing products.  The FDA also has the authority to require a recall or modification of products in the event of a defect.

The Food, Drug and Cosmetic Act of 1938 and Safe Medical Device Act of 1990, each as amended, also require compliance with specific manufacturing and quality assurance standards.  The regulations also require that each manufacturer establish a quality assurance program by which the manufacturer monitors the design and manufacturing process and maintains records which show compliance with the FDA regulations and the manufacturer’s written specifications and procedures relating to the devices.  The FDA inspects medical device manufacturers for compliance with their Quality Systems Regulations (“QSR’s”).  Manufacturers that fail to meet the QSR’s may be issued reports or citations for non-compliance.  Minntech was inspected by the FDA in March 2004 with no adverse comments.

In addition, many of Minntech’s products must meet the requirements of the European Medical Device Directive (“MDD”) for their sale into the European Union.  In June 2004, Minntech was inspected and received notification that its products continue to meet these requirements.  This certification allows Minntech to affix the CE mark to its products and to freely distribute such products throughout the European Union.  Federal, state and foreign regulations regarding the manufacture and sale of Minntech’s products are subject to change.  Minntech cannot predict what impact, if any, such changes might have on its business.

Mar Cor’s resin regeneration operations, reverse osmosis systems installations, manufacturing of bicarbonate systems and the Semper Pure® portable reverse osmosis machine are subject to regulation by the FDA, which regulates the design, testing and marketing of these devices in the United States.  The FDA inspected Mar Cor in April 2003 and February 2002 with no warning letters issued.

Carsen’s endoscopy and surgical products and endoscope reprocessing products, as well as Biolab’s manufacturing facility and many of its products, are subject to regulation by Health Canada – Therapeutic Products Directorate (“TPD”), which regulates the distribution and marketing of medical devices in Canada.  Certain of Carsen’s and Biolab’s products may be regulated by other governmental or private agencies, including Canadian Standards Agency (“CSA”).  TPD and other agency clearances generally are required before Carsen or Biolab can market new medical products in Canada.  The Health Products and Food Branch Inspectorate (“HPFBI”) governs problem reporting, modification and recalls.  HPFBI also has the authority to require a recall or modification in the event of defect.  In order to market their medical products in Canada, Carsen and Biolab are required to hold a Medical Device Establishment License, as well as certain medical device licenses by product, as provided by HPFBI.  Biolab is also subject to regulations of the FDA for certain products sold in the United States.

Certain Saf-T-Pak packaging products have been independently tested by a third-party laboratory and certified by Transport Canada.  These certified packaging products as well as Saf-T-Pak’s other packaging products have been designed to meet all applicable national and international standards for the safe transport of infectious and biological substances.  Such standards include those issued by Canadian General Standards Board, Transport of Dangerous Goods Regulations Canada, International Civil Aviation Organization, International Air Transport Association, and the United States in the Code of Federal Regulations Title 49.  Federal, state and foreign regulations regarding the manufacture and sale of Saf-T-Pak’s products are subject to change.  The Company cannot predict what impact, if any, such changes might have on its business.

Patents and Proprietary Rights

Minntech holds rights under 70 patents worldwide covering its products or components thereof.  At September 21, 2004, Minntech also had a total of 33 pending patent applications in the United States and in foreign countries.  Minntech also holds rights under 255 trademark registrations worldwide and had 64 trademark applications pending as of September 21, 2004.

Minntech believes that patent protection is a significant factor in maintaining its market position, but the rapid changes of technology in reprocessing, hollow fiber membranes, dialysis, liquid and dry chemical sterilants and other areas in which Minntech competes may limit the value of Minntech’s existing patents.

Biolab’s and Mar Cor’s current products utilize certain know-how developed within each company but most have no patent protection.  As of September 21, 2004, Biolab holds rights under one trademark registration and Mar Cor holds rights under two trademark registrations.  In addition, Mar Cor holds rights under two patents covering certain products or components thereof.

Saf-T-Pak holds rights under 20 patents worldwide covering its products or components thereof, including 15 patents for its bag pressure vessel product.  At September 21, 2004, Saf-T-Pak also had a total of 6 pending patent applications in the United States and in foreign countries.  Saf-T-Pak also holds rights under 3 trademark registrations worldwide as of September 21, 2004.

While patents have a presumption of validity under the law, the issuance of a patent is not conclusive as to its validity or the enforceable scope of its claims.  Accordingly, there can be no assurance that the Company’s existing patents will afford protection against competitors with similar inventions, nor can there be any assurance that the Company’s patents will not be infringed.  Competitors may also obtain patents that the Company would need to license or design around.  These factors also tend to limit the value of the Company’s existing patents.  Consequently, in certain instances, the Company may consider trade secret protection to be a more effective method of maintaining its proprietary positions.

Backlog

On September 21, 2004, the Company’s consolidated backlog was approximately $7,719,000.  Excluding backlog generated by the Company’s fiscal 2004 acquisitions, the Company’s backlog was approximately $3,708,000 on September 21, 2004, compared with approximately $1,067,000 on October 2, 2003.

Employees

As of September 21, 2004, the Company employed 701 persons.  Of the Company’s employees, 448 are located in the United States, 199 are located in Canada, 43 are located in Europe and 11 are located in the Far East; 49 are executives and/or managers, 118 are engaged in sales and marketing functions, 57 are engaged in customer service, 79 are engaged in product service, 279 are engaged in manufacturing, shipping and warehouse functions, 94 perform various administrative functions and 25 are engaged in research and development.

None of the Company’s employees are represented by labor unions.  The Company considers its relations with its employees to be satisfactory.

Item 2.                    PROPERTIES.

Minntech owns three facilities located on adjacent sites, comprising a total of 16.5 acres of land in Plymouth, a suburb of Minneapolis, Minnesota.  One facility is a 65,000 square-foot building which is used for manufacturing and warehousing operations.  The second facility is a 110,000 square-foot building, representing Minntech’s headquarters, including executive, administrative and sales staffs, and research operations.  This building is also used for manufacturing and warehousing.  The third facility is a 43,000 square-foot building which is used primarily for manufacturing and warehouse operations.  Minntech also owns a 2.3 acre parcel of undeveloped land adjacent to its headquarters.

Additionally, Minntech owns a 21,000 square-foot building on a 4.4 acre site in Heerlen, The Netherlands.  The facility serves as Minntech’s European headquarters and is being used as a sales office, manufacturing facility and warehouse.

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

Minntech also leases a facility in Edgewood, Florida, for Minntech’s dialyzer reprocessing center, as well as office and sales space in Tokyo, Japan, Singapore, Dronfield, England and Beijing, China.

Carsen leases a building containing approximately 41,000 square feet located in Markham, Ontario representing Carsen’s headquarters, including administrative and sales staff, warehousing and service.  The lease expires in July 2005, subject to the Company’s option to renew for five years.  The lease provides for monthly base rent of approximately $12,000.  Additionally, Carsen leases space for two service facilities in Montreal, Quebec and Vancouver, British Columbia containing approximately 4,000 square feet and 800 square feet, respectively.

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

Mar Cor leases approximately 22,500 square feet of space located in Skippack, Pennsylvania which is being used for its headquarters, warehousing and as a regeneration plant.  The lease provides for monthly base rent of approximately $14,300 and expires in July 2016.

Additionally, Mar Cor leases space in Downers Grove, Illinois; Norcross, Georgia; Manassas Park, Virginia; Goshen, New York; Orion Township, Michigan; and Lakeland, Florida.  Both the Illinois and Georgia facilities serve as warehouses and regeneration plants.  The Virginia, New York, Michigan and Florida facilities serve as small warehouses.

Saf-T-Pak leases approximately 8,300 square feet of space in Edmonton, Alberta.  The facility serves as Saf-T-Pak’s headquarters and is being used as a manufacturing facility and warehouse.  The lease provides for monthly base rent of approximately $3,000.

The Company leases approximately 5,400 square feet of space located in Little Falls, New Jersey which is used for the Company’s executive offices.  The lease expires in November 2010, subject to the Company’s option to renew for five years.  The lease provides for monthly base rent of approximately $12,000.

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

In November 2003, the Company received a letter from the bankruptcy trustee of LifeStream International, Inc., a former customer, seeking to recover approximately $1,227,000 in trade payments made by such customer to Minntech within the ninety day period prior to their bankruptcy petition filing date.  On August 10, 2004, the Company settled the claim for approximately $145,000 including legal fees.

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

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote during the three months ended July 31, 2004.

PART II

Item 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock trades on the New York Stock Exchange under the symbol “CMN.”

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the New York Stock Exchange.

	HIGH	LOW

Year Ended July 31, 2004
First Quarter	$14.60	$12.31
Second Quarter	17.40	14.45
Third Quarter	18.40	15.69
Fourth Quarter	26.84	16.15

Year Ended July 31, 2003
First Quarter	$16.25	$9.80
Second Quarter	14.26	10.50
Third Quarter	13.65	11.40
Fourth Quarter	14.39	12.95

The Company has not paid any cash dividends on the Common Stock and a change in this policy is not presently under consideration by the Board of Directors.  The Company is not permitted to pay cash dividends on its Common Stock without the consent of its U.S. lenders.

On September 21, 2004, the closing price of the Company’s Common Stock was $22.85 and the Company had 398 record holders of Common Stock.  A number of such holders of record are brokers and other institutions holding shares of Common Stock in “street name” for more than one beneficial owner.

Item 6.                    SELECTED CONSOLIDATED FINANCIAL DATA.

The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K.  Minntech is reflected in the Consolidated Statement of Income Data for fiscal 2004, fiscal 2003, the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of operations for all other periods presented. Biolab and Mar Cor are reflected in the Consolidated Statements of Income Data for fiscal 2004.  Dyped and Saf-T-Pak are reflected in the Consolidated Statements of Income Data for the portion of fiscal 2004 subsequent to their acquisitions on September 12, 2003 and June 1, 2004, respectively.  Biolab, Mar Cor, Dyped and Saf-T-Pak are not reflected in the results of operations for all other periods presented.

Consolidated Statements of Income Data

(Amounts in thousands, except per share data)

	Year Ended July 31,
	2004	2003	2002	2001	2000

Net sales	$169,993	$129,257	$119,994	$48,995	$41,297
Cost of sales	107,537	81,063	73,518	29,979	25,569
Gross profit	62,456	48,194	46,476	19,016	15,728
Income from continuing operations before interest expense (income) and income taxes	18,896	13,541	13,306	6,965	5,141
Interest expense (income)	1,582	1,326	2,176	(42)	225
Income from continuing operations before income taxes	17,314	12,215	11,130	7,007	4,916
Income taxes	6,660	4,305	3,978	2,851	2,085
Income from continuing operations	10,654	7,910	7,152	4,156	2,831
Income (loss) from discontinued operations	—	—	—	225	(147)
Net income	$10,654	$7,910	$7,152	$4,381	$2,684

Earnings per common share:
Basic: (1)
Continuing operations	$1.13	$0.85	$0.81	$0.62	$0.43
Discontinued operations	—	—	—	0.03	(0.02)
Net income	$1.13	$0.85	$0.81	$0.65	$0.411
Diluted: (1)
Continuing operations	$1.05	$0.80	$0.74	$0.56	$0.42
Discontinued operations	—	—	—	0.03	(0.02)
Net income	$1.05	$0.80	$0.74	$0.59	$0.40
Weighted average number of common and common equivalent shares: (1)
Basic	9,458	9,268	8,882	6,707	6,618
Diluted	10,163	9,849	9,714	7,365	6,719

Consolidated Balance Sheets Data

(Amounts in thousands, except per share data)

	July 31,
	2004	2003	2002	2001	2000

Total assets	$146,367	$109,810	$107,814	$31,929	$24,955
Current assets	73,863	61,930	58,138	26,494	21,701
Current liabilities	27,128	18,287	20,314	9,825	7,570
Working capital	46,735	43,643	37,824	16,669	14,131
Long-term debt	22,000	17,750	25,750	—	125
Stockholders’ equity	86,511	70,182	57,911	22,027	17,163
Book value per outstanding common share(1)	$8.88	$7.54	$6.28	$3.22	$2.58
Common shares outstanding(1)	9,741	9,309	9,221	6,839	6,658

(1)        Per share and share amounts for fiscal 2001 and 2000 have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid in May 2002.  Such adjustments are consistent with the fiscal 2004, 2003 and 2002 presentation.

Item 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The results of operations reflect the results of Cantel and its wholly-owned subsidiaries.

Reference is made to (i) the impact on the Company’s results of operations of a stronger Canadian dollar against the United States dollar during fiscal 2004, compared with fiscal 2003 (increase in value of approximately 11.6% for fiscal 2004 as compared with fiscal 2003, based upon average exchange rates), (ii) the impact on the Company’s results of operations of a stronger euro against the United States dollar during fiscal 2004, compared with fiscal 2003 (increase in value of approximately 13.1% for fiscal 2004 as compared with fiscal 2003, based upon average exchange rates), (iii) critical accounting policies of the Company, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iv) the merger of the Company’s MediVators, Inc. subsidiary into Minntech in November 2002, which subsidiary accounted for the majority of the Company’s endoscope reprocessing business, (v) the Company’s acquisitions of Biolab and Mar Cor on August 1, 2003, Dyped on September 12, 2003 and Saf-T-Pak on June 1, 2004, as more fully described in notes 3 and 8 to the Consolidated Financial Statements, and (vi) the change in the Company’s segment reporting, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biolab, Mar Cor, Dyped and Saf-T-Pak are reflected in the Company’s results of operations for fiscal 2004 from the date of the respective acquisition, and are not reflected in the Company’s results of operations for fiscals 2003 and 2002.  The acquisitions of Biolab and Mar Cor have added one new operating segment to the Company, Water Treatment.  Dyped, which is included in the Company’s Endoscope Reprocessing operating segment, had an insignificant impact upon the Company’s results of operations for fiscal 2004.  The acquisition of Saf-T-Pak has added the Specialty Packaging operating segment to the Company, which is included in the All Other reportable segment.

With respect to fiscal 2004 compared to fiscal 2003, discussion herein of the Company’s pre-existing business refers to the operations of Cantel, Carsen and Minntech, but excluding the impact of the Biolab, Mar Cor and Saf-T-Pak acquisitions.  With respect to fiscal 2003 compared to fiscal 2002, discussion herein of the Company’s pre-existing business refers to the operations of Cantel, Carsen and MediVators, but excluding the impact of the Minntech acquisition which occurred in fiscal 2002.

The following table gives information as to the net sales and the percentage to the total net sales accounted for by each reportable segment of the Company.

	Year Ended July 31,
	2004		2003		2002
	(Dollar amounts in thousands)
	$	%	$	%	$	%

Dialysis	$60,810	35.8	$59,507	46.1	$55,228	46.0
Endoscopy and Surgical	34,611	20.3	24,055	18.6	23,428	19.5
Endoscope Reprocessing	25,952	15.3	20,326	15.7	18,216	15.2
Water Treatment	21,697	12.8	—	—	—	—
Filtration and Separation	15,136	8.9	15,115	11.7	14,408	12.0
All Other	11,787	6.9	10,254	7.9	8,714	7.3.
	$169,993	100.0	$129,257	100.0	$119,994	100.0.

During fiscal 2004, the Company changed its internal reporting processes to include Product Service within the corresponding product segments to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses.  Previously, Product Service was reported as a separate business segment.  All prior period segment results have been restated to reflect this change.

The All Other segment is comprised of the Scientific operating segment and the Company’s new operating segment, Specialty Packaging, which was added as a result of the Saf-T-Pak acquisition on June 1, 2004.

Fiscal 2004 compared with Fiscal 2003

Net sales increased by $40,736,000, or 31.5%, to $169,993,000 in fiscal 2004, from $129,257,000 in fiscal 2003.  Net sales contributed by Biolab, Mar Cor and Saf-T-Pak in fiscal 2004 were $22,366,000.  Net sales of the Company’s pre-existing business increased by $18,370,000, or 14.2%, to $147,627,000 for fiscal 2004 compared with fiscal 2003.

Net sales were positively impacted in fiscal 2004 compared with fiscal 2003 by approximately $4,836,000 due to the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar.  Carsen’s net sales are principally included in the Endoscopy and Surgical and Scientific segments.

In addition, net sales were positively impacted in fiscal 2004 compared with fiscal 2003 by approximately $1,302,000 due to the translation of Minntech’s Netherlands subsidiary net sales using a stronger euro against the United States dollar.  The majority of the net sales of Minntech’s Netherlands subsidiary are included in the Dialysis segment.

Increases in selling prices of the Company’s products did not have a significant effect on net sales in fiscal 2004.

The increase in net sales of the Company’s pre-existing business in fiscal 2004 was principally attributable to an increase in sales of endoscopy and surgical products and services and endoscope reprocessing products and services.

The increase in sales of endoscopy and surgical products and services was primarily due to improved healthcare funding in Canada, the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar, the decrease in volume during certain periods of fiscal 2003 due to the outbreak of severe acute respiratory syndrome (“SARS”) in the greater Toronto area which prevented the Company’s sales personnel from visiting hospitals, enhanced offerings of surgical products and the effect of reorganizing Carsen’s sales force.  Net sales of endoscopy and surgical products and services increased by 43.9% in U.S. dollars and 29.4% in their functional Canadian currency during fiscal 2004 as compared with fiscal 2003.

Healthcare funding in Canada is dependent upon governmental appropriations.  Canada recently adopted a budget that provides for a significant increase in funding for healthcare.  However, the Company cannot ascertain what impact the funding situation or the new budget will have on future sales of endoscopy and surgical products and services.

The increase in sales of endoscope reprocessing products and service of 27.7% in fiscal 2004 compared with fiscal 2003 was primarily due to an increase in sales volume for endoscope disinfection equipment in the United States, and an increase in endoscope reprocessing consumables and product service due to increased volume related to the increased field population of equipment.

Sales of dialysis products and services increased by 2.2% in fiscal 2004 as compared with fiscal 2003 primarily due to an increase in sales volume of the number of units of the Company’s concentrate product (a concentrated acid used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) to several major U.S. dialysis chains and to a new international customer, partially offset by a decrease in demand for the Company’s Renatron product (dialyzer reprocessing equipment) as well as lower selling prices for the Company’s Renalin products (sterilant).

Sales of filtration and separation products increased by 0.1% in fiscal 2004 as compared with fiscal 2003 primarily due to an increase in demand for the Company’s hemoconcentrator product (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) and hemofilter product (a device used for slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis).  The increase in demand for the Company’s hemoconcentrator product was partially due to the departure of a competitor from the international hemoconcentrator market.  Partially offsetting the increase in sales of hemoconcentrators and hemofilters was the completion of a private label manufacturing contract in fiscal 2003 which was not replaced with a similar contract in fiscal 2004.

Gross profit increased by $14,262,000, or 29.6%, to $62,456,000 in fiscal 2004 from $48,194,000 in fiscal 2003.  Gross profit contributed by Biolab, Mar Cor and Saf-T-Pak in fiscal 2004 was $5,205,000.  Gross profit of the Company’s pre-existing business increased by $9,057,000, or 18.8% to $57,251,000 in fiscal 2004 as compared with fiscal 2003.

Gross profit as a percentage of net sales was 36.7% in fiscal 2004, compared with 37.3% in fiscal 2003.  Gross profit as a percentage of net sales of the Company’s pre-existing business in fiscal 2004 was 38.8%.  Gross profit as a percentage of net sales for Biolab, Mar Cor and Saf-T-Pak in fiscal 2004 was 23.3%.

The higher gross profit percentage from the Company’s pre-existing business in fiscal 2004 as compared with fiscal 2003 was primarily attributable to favorable Canadian dollar exchange rates during fiscal 2004, improved overhead absorption in the Endoscope Reprocessing segment due to increased volume, favorable sales mix in the Endoscopy and Surgical and Filtration and Separation segments, and higher charges for warranty and slow moving inventory related to the Company’s endoscope reprocessing products incurred during fiscal 2003.  Partially offsetting these increases in gross profit percentage were a lower gross profit percentage in the Company’s dialysis products due to increased sales of concentrate products which typically carry a lower gross profit, and a lower gross profit percentage in the service portion of the Endoscope Reprocessing segment due to sales mix of services provided and a $225,000 charge (including a $153,000 impairment charge to write-down certain assets) during fiscal 2004 for costs pertaining to the closing of the Company’s Boston dialyzer reprocessing center.

The favorable Canadian dollar exchange rates lowered Carsen’s cost of inventory purchased, and therefore decreased cost of sales and increased gross profit, by approximately $2,407,000 in fiscal 2004 compared with fiscal 2003.  In addition, gross profit was positively impacted in fiscal 2004 compared with fiscal 2003 by approximately $1,782,000 due to the translation of Carsen’s gross profit using a stronger Canadian dollar against the United States dollar (which also impacts net sales and therefore has no impact on gross profit as a percentage of net sales).

Selling expenses increased by $3,440,000 to $20,749,000 in fiscal 2004 from $17,309,000 in fiscal 2003 principally due to $2,018,000 of Biolab’s, Mar Cor’s and Saf-T-Pak’s fiscal 2004 selling expenses; an increase in incentive compensation of approximately $452,000; the translation of Carsen’s expenses using a stronger Canadian dollar against the United States dollar; and the addition of sales representatives and management personnel in the Endoscopy and Surgical segment.

Selling expenses as a percentage of net sales were 12.2% in fiscal 2004 compared with 13.4% for fiscal 2003.  The decrease in selling expense as a percentage of net sales was primarily attributable to the favorable impact of increased net sales against the fixed component of selling expenses, as well as the inclusion of the lower cost structure related to the Biolab and Mar Cor operations, partially offset by an increase in incentive compensation and the addition of sales representatives and management personnel in the Endoscopy and Surgical segment.

General and administrative expenses increased by $5,783,000 to $18,599,000 in fiscal 2004 from $12,816,000 in fiscal 2003 principally due to $2,806,000 of Biolab’s, Mar Cor’s and Saf-T-Pak’s fiscal 2004 general and administrative expenses; a $295,000 provision for legal claims recorded during fiscal 2004; increased costs relating to corporate governance of approximately $376,000 in fiscal 2004; favorable adjustments during fiscal 2003 in the amounts of $823,000 and $155,000 resulting from the settlement of liabilities initially recorded in conjunction with the Minntech acquisition relating to sales tax and severance, respectively; an increase in incentive compensation of approximately $737,000; the translation of Carsen’s expenses using a stronger Canadian dollar against the United States dollar; and an increase in the cost of commercial insurance.  Partially offsetting these increases were foreign exchange losses in fiscal 2003 associated with translating certain foreign denominated assets into functional currencies, and a $249,000 pre-acquisition workers’ compensation claim that was assessed on the Company by the state of Minnesota during fiscal 2003 due to the bankruptcy of Minntech’s former insurance carrier.

Research and development expenses (which include continuing engineering costs) decreased by $316,000 to $4,212,000 in fiscal 2004 from $4,528,000 in fiscal 2003 principally due to a reduction in continuing engineering associated with the Company’s endoscope reprocessing equipment and the billing of certain research and development services performed under a customer contract.

In fiscal 2004, interest expense increased by $162,000 to $1,796,000 from $1,634,000 in fiscal 2003 principally due to the increased borrowings, net of repayments, under the U.S. Credit Facilities for the Mar Cor and Saf-T-Pak acquisitions and incremental amortization of debt issuance costs associated with the amended credit facilities, partially offset by a decrease in average interest rates.  Interest income decreased by $91,000 to $146,000 in fiscal 2004 from $237,000 in fiscal 2003 principally due to the use of cash to acquire Biolab.

Income before income taxes increased by $5,099,000 to $17,314,000 in fiscal 2004 from $12,215,000 in fiscal 2003.

The consolidated effective tax rate was 38.5% and 35.2% for fiscal 2004 and 2003, respectively.  In conjunction with the purchase accounting for the acquisition of Minntech in fiscal 2002, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States.  Therefore, for all periods subsequent to September 7, 2001, the Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs. At July 31, 2004, such NOLs were approximately $7,662,000.

The Company’s results of operations for fiscal 2004 and 2003 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during fiscal 2004 of approximately 36.2%, 6.2% and 45.0%, respectively.  The Company’s U.S. effective tax rate was 37.0% during fiscal 2004.  The higher overall effective tax rate for fiscal 2004 as compared with fiscal 2003 is principally due to the geographic mix of pretax income, an increase in the Ontario, Canada provincial tax rate enacted on January 1, 2004 and operating losses in the Company’s Netherlands subsidiary for which no tax benefit was recorded.

Fiscal 2003 compared with Fiscal 2002

Net sales increased by $9,263,000, or 7.7%, to $129,257,000 in fiscal 2003, from $119,994,000 in fiscal 2002.  Net sales contributed by Minntech (excluding MediVators) for fiscal 2003 and 2002 were $76,386,000 and $71,938,000, respectively.  Net sales of the Company’s pre-existing businesses increased by $4,815,000, or 10.0%, to $52,871,000 for fiscal 2003, from $48,056,000 for fiscal 2002.

Net sales were positively impacted in fiscal 2003 compared with fiscal 2002 by approximately $2,108,000 due to the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar.  Carsen’s net sales are principally included in the endoscopy and surgical and scientific segments.

In addition, net sales were positively impacted in fiscal 2003 compared with fiscal 2002 by approximately $1,285,000 due to the translation of Minntech’s Netherlands subsidiary net sales using a stronger euro against the United States dollar.  The majority of the net sales of Minntech’s Netherlands subsidiary are included in the dialysis segment.

Increases in the price of the Company’s products during fiscal 2003 did not have a significant effect on 2003 net sales.

The increase in sales of the Company’s pre-existing businesses was attributable to an increase in sales of scientific products, endoscope reprocessing products and service, and endoscopy and surgical products.  The increase in sales of scientific products was primarily due to an increase in volume of approximately 18.6% for microscopy, imaging and industrial products.  The increase in sales of endoscope reprocessing products was primarily due to an increase in volume of approximately 5.0% in the United States for endoscope disinfection equipment and related consumables.  The increase in sales of endoscope reprocessing service was primarily due to increased volume related to the increased field population of the Company’s endoscope disinfection equipment in the marketplace.  The increase in sales of endoscopy and surgical products was primarily due to the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar.

Sales of endoscopy and surgical products continue to be adversely impacted by healthcare funding issues in Canada as well as intensified competition, which competition the Company expects to continue.  Healthcare funding in Canada is dependent upon governmental appropriations.  Although Canada recently adopted a budget that provides for a significant increase in funding for diagnostic healthcare products, the Company cannot ascertain what impact the funding situation or the new budget will have on future sales of endoscopy and surgical products.  Additionally, the sale of endoscopy and surgical products during fiscal 2003 was adversely impacted by the outbreak of SARS in the greater Toronto area which prevented the Company’s sales personnel from visiting hospitals.  The Company’s endoscopy and surgical business could be materially and adversely affected by a future outbreak of SARS in Canada.

The Company believes that it has the opportunity to continue increasing market share in all of its existing operating segments with the exception of the product service portion of its endoscopy and surgical segment.  The majority of the Company’s existing endoscopy and surgical product service pertains to the servicing of flexible endoscopes in Canada.  The Company’s market share in its flexible endoscope service business in Canada is substantial; therefore, growth opportunities for its existing service business may be limited without the addition of new product servicing opportunities.

The increase in sales of the Company’s dialysis products and filtration and separation products is due to the inclusion of the Minntech operations for the entire 2003 fiscal year, as compared to a partial period (since the date of the acquisition) for fiscal 2002.  This increase in sales of dialysis products was partially offset by a decrease in volume of the Company’s Renatron® reprocessing product.  This increase in sales of the Company’s filtration and separation products was partially offset by a decrease in volume of the Company’s hemofilters due to the loss of a major European distributor, as well as the decrease in volume of hemoconcentrators as a result of the medical community moving towards an alternative medical procedure that does not require the use of a hemoconcentrator.  If the Company had owned Minntech for the entire 2002 fiscal year, the decrease in volume of Renatrons, hemofilters, and hemoconcentrators in fiscal 2003, as compared to fiscal 2002, would have been approximately 16.4%, 61.5%, and 17.0%, respectively.  The Company does not expect sales of Renatrons and hemofilters to increase in fiscal 2004 and anticipates a continuing decline in the sales of hemoconcentrators.

Gross profit increased by $1,718,000, or 3.7%, to $48,194,000 in fiscal 2003, from $46,476,000 in fiscal 2002.

Gross profit contributed by Minntech (excluding MediVators) for fiscal 2003 and 2002 was $30,048,000 and $29,059,000, respectively. Gross profit of the Company’s pre-existing businesses increased by $729,000, or 4.2%, to $18,146,000 for fiscal 2003, from $17,417,000 in fiscal 2002.

Gross profit as a percentage of net sales was 37.3% in fiscal 2003, compared with 38.7% for fiscal 2002.  Gross profit as a percentage of sales of the Company’s pre-existing businesses for fiscal 2003 and 2002 was 34.3% and 36.2%, respectively.  During fiscal 2003, gross profit of the Company’s pre-existing businesses was adversely impacted by $1,520,000 in charges for warranty and slow moving inventory related to the Company’s endoscope reprocessing products, which charges were incurred predominantly in the second quarter.  The comparable amount of these charges in fiscal 2002 was approximately $650,000; therefore, the increase in these charges of $870,000 reduced gross profit percentage by 0.7% for fiscal 2003.  The Company does not expect a level of warranty expense in the future similar to fiscal 2003.  Minntech’s gross profit as a percentage of sales (excluding MediVators) for fiscal 2003 and 2002 was 39.3% and 40.4%, respectively.

The lower gross profit percentage from the Company’s pre-existing businesses for fiscal 2003, as compared with fiscal 2002, was primarily attributable to the charges for warranty and slow moving inventory related to the Company’s endoscope reprocessing products; sales mix as well as an increase in the cost to manufacture the current models of the Company’s endoscope reprocessing equipment; an increased cost structure in the product service portion of Carsen’s endoscopy and surgical business to support anticipated increases in sales that did not occur; continued competition in endoscopy and surgical and scientific products; and manufacturing overhead associated with MediVators’ relocation into Minntech’s facilities.  Partially offsetting these decreases in gross profit percentage were favorable Canadian dollar exchange rates which lowered Carsen’s cost of inventory purchased and therefore decreased cost of sales by approximately $378,000 in fiscal 2003 compared to fiscal 2002.

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

General and administrative expenses decreased by $1,744,000 to $12,816,000 for fiscal 2003, from $14,560,000 for fiscal 2002, principally due to favorable adjustments in the amounts of $823,000 and $155,000 resulting from the settlement of liabilities initially recorded in conjunction with the Minntech acquisition relating to sales tax and severance, respectively; efficiencies realized as a result of the Minntech acquisition, including the subsequent relocation of the MediVators operations into Minntech’s facilities; a decrease in bad debt expense due to significant charges incurred in the prior year; and a reduction in incentive compensation and the cost of employee benefit programs. Partially offsetting these decreases were the inclusion of the Minntech operations for the entire 2003 fiscal year, as compared to a partial period (since the date of the acquisition) for fiscal 2002; an increase in the cost of commercial insurance; foreign exchange losses associated with translating certain foreign denominated assets into functional currencies; and a $249,000 pre-acquisition workers’ compensation claim that was recently assessed on the Company by the state of Minnesota due to the bankruptcy of Minntech’s former insurance carrier.

Research and development expenses (which include continuing engineering costs) increased by $677,000 to $4,528,000 for fiscal 2003, from $3,851,000 for fiscal 2002, principally due to expanded activities in Minntech’s (including MediVators) dialysis, filtration and separation, and endoscope reprocessing segments, as well as the inclusion of the Minntech operations for the entire 2003 fiscal year, as compared to a partial period (since the date of the acquisition) for fiscal 2002.

Interest expense decreased by $729,000 to $1,634,000 for fiscal 2003, from $2,363,000 for fiscal 2002, as a result of lower average outstanding borrowings and lower interest rates during fiscal 2003.  Additionally, during fiscal 2002 there was a $95,000 write-off of fees in connection with a prior credit facility.   Partially offsetting these decreases were outstanding borrowings under the Company’s credit facilities for the entire 2003 fiscal year, as compared to a partial period (since the date of the acquisition) for fiscal 2002.

Income from operations before income taxes increased by $1,085,000 to $12,215,000 for fiscal 2003, from $11,130,000 for fiscal 2002.

The consolidated effective tax rate was 35.2% and 35.7% for fiscal 2003 and 2002, respectively.  In conjunction with the purchase accounting for the acquisition of Minntech, Cantel eliminated the valuation allowances previously existing against its deferred tax assets related to the Federal NOLs accumulated in the United States.  Therefore, for all periods subsequent to September 7, 2001, the Company has provided in its results of operations income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the NOLs.  At July 31, 2003, such NOLs were approximately $13,154,000.

The Company’s results of operations for fiscal 2003 and 2002 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  The Company’s international subsidiaries in Canada, The Netherlands and Japan had effective tax rates during fiscal 2003 of approximately 37.5%, 24.3% and 45.0%, respectively.  The lower overall effective tax rate for fiscal 2003, as compared to fiscal 2002, is principally due to the geographic mix of pretax income, a reduction in the Canadian statutory tax rate, and an overall reduction in the estimated U.S. state tax rate.  For fiscal 2004, the Company’s overall tax rate is expected to be primarily affected by the geographic mix of pretax income.

Liquidity and Capital Resources

At July 31, 2004, the Company’s working capital was $46,735,000, compared with $43,643,000 at July 31, 2003.  This increase in working capital was principally due to the acquisitions of Biolab, Mar Cor and Saf-T-Pak.

Net cash provided by operating activities was $19,544,000, $11,828,000 and $11,302,000 for fiscal 2004, 2003 and 2002, respectively.  In fiscal 2004, net cash provided by operating activities was primarily due to net income after adjusting for depreciation and amortization and deferred income taxes and an increase in income taxes payable, partially offset by increases in accounts receivable, due to increased sales, and prepaid expenses and other current assets, due to timing of insurance payments.  In fiscal 2003, net cash provided by operating activities was primarily due to net income after adjusting for depreciation and amortization and deferred income taxes and decreases in accounts receivable, partially offset by decreases in accounts payable and accrued expenses and income taxes payable.  In fiscal 2002, net cash provided by operating activities was primarily due to net income after adjusting for depreciation and amortization and deferred income taxes, and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and accrued expenses and income taxes payable.

Net cash used in investing activities was $26,696,000, $1,600,000 and $31,721,000 in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, net cash used in investing activities was primarily due to the acquisitions of Biolab, Mar Cor, Dyped and Saf-T-Pak and capital expenditures.  In fiscal 2003, net cash used in investing activities was primarily for capital expenditures.  In fiscal 2002, net cash used in investing activities was primarily for the acquisition of Minntech and capital expenditures.

Net cash provided by financing activities was $7,053,000 in fiscal 2004, compared with net cash used in financing activities of $7,327,000 in fiscal 2003 and net cash provided by financing activities of $27,754,000 in fiscal 2002.  In fiscal 2004, the net cash provided by financing activities was primarily attributable to borrowings under the Company’s credit facilities related to the acquisitions of Mar Cor and Saf-T-Pak, net of debt issuance costs, and proceeds from the exercises of stock options, partially offset by repayments under these facilities.  In fiscal 2003, net cash used in financing activities was primarily due to repayments under the Company’s credit facilities.  In fiscal 2002, net cash provided by financing activities was primarily attributable to borrowings under the Company’s credit facilities for the Minntech acquisition, net of related debt issuance costs, partially offset by repayments under these credit facilities.

In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to establish new working capital credit facilities.  Such credit facilities included (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the “Term Loan Facility”) used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the “U.S. Revolving Credit Facility”) used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (Cantel and Minntech are collectively referred to as the “U.S. Borrowers”) (the Term Loan Facility and the U.S. Revolving Credit Facility are collectively referred to as the “U.S. Credit Facilities”), and (iii) a $5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the “Canadian Borrower”) with a Canadian bank (the “Canadian Revolving Credit Facility”) available for Carsen’s future working capital requirements (the U.S. Credit Facilities and the Canadian Revolving Credit Facility are collectively referred to as the “Credit Facilities”).

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

Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lenders’ base rate, or at rates ranging from 2.00% to 3.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s consolidated ratio of debt to EBITDA.  The base rates associated with the U.S. lenders and the Canadian lender were 4.50% and 4.00%, respectively, at September 21, 2004, and the LIBOR rates ranged from 1.50% to 2.37% at September 21, 2004.  The margins applicable to the Company’s outstanding borrowings at July 31, 2004 are 1.25% above the lenders’ base rate and 2.50% above LIBOR.  At September 21, 2004, substantially all of the Company’s outstanding borrowings were under LIBOR contracts.  In order to protect its interest rate exposure, the Company had entered into a three year interest rate cap agreement that expired on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which capped LIBOR on this portion of outstanding borrowings at 4.50%.  The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company’s consolidated ratio of debt to EBITDA.

The U.S. Credit Facilities provide for available borrowings based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock and

Saf-T-Pak stock owned by Cantel); and are guaranteed by Minntech and Mar Cor.  As of July 31, 2004, the Company was in compliance with the financial covenants under the U.S. Credit Facilities.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower and Biolab.  As of July 31, 2004, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility.

At July 31, 2003, the Company had $20,750,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  In conjunction with the Mar Cor acquisition on August 1, 2003, the Company borrowed an additional $9,050,000; therefore, immediately after such acquisition, the Company had $29,800,000 outstanding under the U.S. Credit Facilities, including $25,000,000 under the Term Loan Facility.  The Biolab acquisition did not require any borrowings under the Canadian Revolving Credit Facility.  In conjunction with the Saf-T-Pak acquisition on June 1, 2004, the Company borrowed $8,351,000 under its U.S. Revolving Credit Facility.  During fiscal 2004, the Company repaid $10,151,000 under the U.S. Revolving Credit Facility and $3,000,000 under the Term Loan Facility; therefore, at July 31,

2004, the Company had $25,000,000 outstanding under its Credit Facilities, including $22,000,000 under the Term Loan Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

In conjunction with the Dyped acquisition on September 12, 2003, the Company issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition).  At July 31, 2004, approximately $1,475,000 of this note was outstanding using the exchange rate on July 31, 2004.  Such note is non-interest bearing and has been recorded at its present value of $1,241,000 at July 31, 2004.  The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

The majority of Carsen’s sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to the Olympus Agreement, and the majority of Carsen’s sales of scientific products related to industrial technology equipment have been made pursuant to the Olympus Industrial Agreement, under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada.  Carsen was subject to minimum purchase requirements under the Olympus Agreement during the contract year ended March 31, 2004, which Carsen has satisfied.  Both agreements expired on March 31, 2004; however, the Olympus Agreement provided that if Carsen fulfilled its obligations thereunder, such agreement would be extended through March 31, 2006.  Accordingly, the Olympus Agreement has been extended through March 31, 2006 and new minimum purchase requirements of $20,600,000 and $23,500,000 for the contract years ending March 31, 2005 and 2006, respectively, have been established for the extended term.  The Olympus Industrial Agreement was renewed and expires March 31, 2006.  There are no minimum purchase requirements under the Olympus Industrial Agreement.

Aggregate annual required payments over the next five years and thereafter under the Company’s contractual obligations which have long-term components are as follows:

	Year Ending July 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit Facilities	$3,000	$5,000	$6,000	$11,000	$—	$—	$25,000
Minimum purchase requirements under the Olympus Agreement	20,600	23,500	—	—	—	—	44,100
Minimum commitments under operating leases	1,677	802	476	237	193	1,442	4,827
Note payable - Dyped	181	181	512	601	—	—	1,475
Employment agreements	1,378	697	519	105	105	105	2,909
Deferred compensation	36	36	36	24	25	1,257	1,414
	$26,872	$30,216	$7,543	$11,967	$323	$2,804	$79,725

The maturities of the Credit Facilities reflect the repayment terms under the Credit Facilities, as amended.  The amount maturing in fiscal 2008 includes the $3,000,000 outstanding at July 31, 2004 under the U.S. Revolving Credit Facility since such amount is required to be repaid prior to the expiration date of this facility.

Effective August 1, 2003, Minntech renewed its distribution agreement with Olympus (the “MediVators Agreement”) which grants Olympus the exclusive right to distribute the majority of the Company’s endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico.  Failure by Olympus to achieve the minimum purchase projections in any contract year gives Minntech the option to terminate the MediVators Agreement.  The MediVators Agreement expires on August 1, 2006.  Despite the fact that Olympus historically has not achieved the minimum purchase projections, the Company has elected not to terminate or significantly restructure the MediVators Agreement because the Company believes that Olympus’ existing domestic distribution capabilities continue to provide the Company with the broadest distribution and profit potential for its endoscope reprocessing products.

The Company has determined that it will repatriate minimal amounts of existing and future accumulated profits from its international locations until existing domestic NOLs are exhausted, which the Company estimates to be approximately the end of fiscal 2005.  Notwithstanding this strategy, the Company believes that its current cash position, anticipated cash flows from operations, (including its U.S. operations) and the funds available under its revolving credit facilities will be sufficient to satisfy the Company’s cash operating requirements for the foreseeable future based upon its existing operations, including the acquisitions during fiscal 2004.  At September 21, 2004, approximately $21,507,000 was available under the revolving credit facilities.

During fiscal 2004 compared with fiscal 2003, the average value of the Canadian dollar increased by approximately 11.6% relative to the value of the United States dollar.  Changes in the value of the Canadian dollar against the United States dollar affect the Company’s results of operations because the Company’s

Canadian subsidiary purchases substantially all of its products in United States dollars and sells its products in Canadian dollars.  During fiscal 2004, such strengthening of the Canadian dollar relative to the United States dollar had a positive impact upon the Company’s results of operations.  Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company’s assets that are denominated in Canadian dollars.

Under the Canadian Revolving Credit Facility, Carsen has a $35,000,000 (United States dollars) foreign currency hedging facility, as amended, which is available to hedge against the impact of such currency fluctuations on purchases of inventories.  Total commitments for foreign currency forward contracts under this facility amounted to $23,725,000 (United States dollars) at September 21, 2004 and cover approximately 80% of Carsen’s projected purchases of inventories for fiscal 2005 and a minor portion of projected inventory purchases for fiscal 2006. These foreign currency forward contracts have been designated as cash flow hedge instruments.  The weighted average exchange rate of the forward contracts open at September 21, 2004 was $1.3350 Canadian dollar per United States dollar, or $.7491 United States dollar per Canadian dollar.  The exchange rate published by the Wall Street Journal on September 21, 2004 was $1.2863 Canadian dollar per United States dollar, or $.7774 United States dollar per Canadian dollar.

During fiscal 2004 compared with fiscal 2003, the value of the euro increased by approximately 13.1% relative to the value of the United States dollar.  Changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  During fiscal 2004, such strengthening of the euro relative to the United States dollar had an overall adverse impact upon the Company’s results of operations.  Such currency fluctuations also result in a change in the United States dollar value of the Company’s assets that are denominated in euros.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedges.  There was one foreign currency forward contract amounting to €3,702,000 at September 21, 2004 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars.  Such contract expired on September 30, 2004.  Under its Credit Facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.  During fiscal 2004, such forward contracts were effective in offsetting the adverse impact of the strengthening of the euro on the Company’s results of operations.

In accordance with Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative

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

For purposes of translating the balance sheet, at July 31, 2004 compared to July 31, 2003, the value of the Canadian dollar and the value of the euro increased by approximately 5.7% and 6.8%, respectively, compared to the value of the United States dollar.  The total of these currency movements resulted in a foreign currency translation gain of $1,834,000 during fiscal 2004, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2004 and 2003 did not have a significant impact upon either the Company’s results of operations or the translation of its balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

Inflation has not significantly impacted the Company’s operations.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company continually evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Revenue Recognition

Revenue on product sales (excluding certain sales of endoscope reprocessing equipment in the United States) is recognized as products are shipped to customers and title passes.  The passing of title is determined based upon the FOB terms specified for each shipment.  With respect to dialysis, filtration and separation, packaging and a portion of endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when the Company’s distribution fleet is utilized.  With respect to endoscopy and surgical, water treatment and scientific products, shipment terms may be either FOB origin or destination.   Customer acceptance for the majority of the Company’s product sales occurs at the time of delivery.  In certain instances, primarily with respect to some of the Company’s water treatment products and an insignificant amount of the Company’s sales of dialysis equipment and scientific products, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user.  With respect to a portion of endoscopy and surgical, water treatment and scientific product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

With respect to a portion of endoscopy and surgical sales, the Company enters into arrangements whereby revenue is immediately recognized upon the transfer of equipment to customers who pay on a cost per procedure basis, subject to minimum monthly payments.   Such arrangements are non-cancelable by the customer and provide for a bargain purchase option by the customer at the conclusion of the term.  All direct costs related to these transactions are recorded at the time of revenue recognition.   Some of such transactions also provide for future servicing of the equipment, which service revenue component is deferred and recognized over the period that such services are provided.  With respect to these multiple element arrangements, revenue is allocated to the equipment and service components based upon vendor specific objective evidence which principally includes comparable historical transactions of similar equipment and service sold as stand-alone components.

Sales of a majority of the Company’s endoscope reprocessing equipment to a third party distributor in the United States are recognized on a bill and hold basis as more fully described in note 10 to the Consolidated Financial Statements.  Such sales satisfy each of the following criteria:  (i) the risks of ownership have passed to the third party distributor; (ii) the third party distributor must provide a written purchase order committing to the purchase of specified units; (iii) the bill and hold arrangement was specifically requested by the third party distributor for the purpose of minimizing the impact of multiple shipments of the units; (iv) the third party distributor provides specific instructions for shipment to customers, and completed units held by the Company for the third party distributor generally do not exceed three months of anticipated shipments; (v) the Company has no further performance obligations with respect to such units; (vi) completed units are invoiced to the third party distributor with 30 day payment terms and such receivables are generally satisfied within such terms; and (vii) completed units are ready for shipment and segregated in a designated section of the Company’s warehouse reserved only for the third party distributor.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at the Company’s facilities and the products are shipped to customers.  All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

None of the Company’s sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by the Company before credit is issued or such product is accepted for return.  No cash discounts for early payment are offered except with respect to a small portion of the Company’s sales of dialysis products and certain prepaid packaging products.   Price protection is not offered by the Company, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of the Company’s products.  With respect to certain of the Company’s dialysis product customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,035,000, $288,000 and $203,000 in fiscal 2004, 2003 and 2002, respectively.  Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods.  The increase in rebates for fiscal 2004 compared with fiscal 2003 is primarily due to additional volume rebate agreements for the Company’s Renalin 100 (sterilant) product and endoscopy reprocessing products.  Trade-in allowances were not significant during fiscal 2004.  If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of the Company’s dialysis products are sold to end-users; the majority of filtration and separation products and endoscope reprocessing products and services are sold to third party distributors; the majority of endoscopy and surgical products and services are sold directly to hospitals; the majority of water treatment products and services are sold to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; scientific products and services are sold to hospitals, laboratories and other end-users; and packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users.  Sales to all of these customers follow the Company’s revenue recognition policies.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due to the Company from normal business activities.  Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments.  The Company uses historical experience as well as current market information in determining the estimate. While actual losses have historically been within management’s expectations and provisions established, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories consist of products which are sold in the ordinary course of the Company’s business and are stated at the lower of cost (first-in, first-out) or market.  In assessing the value of inventories, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventories and other issues potentially affecting the saleable condition of products.  In performing such evaluations, the Company uses historical experience as well as current market information. In one such evaluation in fiscal 2003, the Company determined that certain parts relating to the Company’s endoscope reprocessing equipment were obsolete, primarily due to design changes, resulting in an additional provision of approximately $300,000.  With few exceptions, the saleable value of the Company’s inventories has historically been within management’s expectation and provisions established, however, rapid changes in the market due to competition, technology and various other factors could have an adverse effect on the saleable value of the Company’s inventories, resulting in the need for additional reserves.

Goodwill and Intangible Assets

Certain of the Company’s identifiable intangible assets, including technology, customer relationships, patents and non-compete agreements, are amortized on the straight-line method over their estimated useful lives which range from 3 to 20 years.  Additionally, the Company has recorded goodwill and trademarks and tradenames, all of which have indefinite useful lives and are therefore not amortized.  All of the Company’s intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually.  The Company’s management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations.  In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.  In performing its annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values.  With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value.  On July 31, 2004, management concluded that none of the Company’s intangible assets or goodwill was impaired since the individual fair values exceeded their carrying values.  While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of future operating results of the Company which management believes to be reasonable.

Warranties

The Company provides for estimated costs that may be incurred to remedy deficiencies of quality or performance of the Company’s products at the time of revenue recognition.  Most of the Company’s products have a one year warranty, although a majority of the Company’s endoscope reprocessing equipment in the United States may carry a warranty period of up to fifteen months.  The Company records provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold.  The historical relationship of warranty costs to products sold is the primary basis for the estimate.  A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on the Company’s results for the period or periods in which such claims or additional costs materialize.  Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.  In one such review during fiscal 2003, the Company’s results of operations were adversely impacted by an additional charge of approximately $570,000 related to endoscope reprocessing equipment due to a component failure which required warranty service to many endoscope reprocessing units in the field.  Management believes this situation was fully remedied in fiscal 2003.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.  Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated.  Such a review considers known future changes in various effective tax rates, principally in the United States.  If the United States effective tax rate were to change in the future, the Company’s items of deferred tax could be materially affected.  All of such evaluations require significant management judgments.

It is the Company’s policy to establish reserves for possible exposures as a result of an examination by tax authorities.  The Company establishes the reserves based primarily upon management’s assessment of exposure associated with acquired companies and permanent tax differences.  The tax reserves are analyzed periodically (at least annually) and adjustments are made, as events occur to warrant adjustment to the reserves.  The majority of the Company’s income tax reserves originated from acquisitions; therefore, changes to such reserves, if any, would be adjusted through goodwill.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed.

Certain liabilities are subjective in nature.  The Company reflects such liabilities based upon the most recent information available.  In conjunction with the Company’s acquisitions, such subjective liabilities principally include certain income tax and sales and use tax exposures, including tax liabilities related to the Company’s foreign subsidiaries.  The ultimate settlement of such liabilities may be for amounts which are different from the amounts recorded.

Other Matters

The Company does not have any off balance sheet financial arrangements.

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency market risk:  A portion of the Company’s products are imported from the Far East and Western Europe, Minntech sells a portion of its products outside of the United States, and Minntech’s Netherlands subsidiary sells a portion of its products outside of the European Union.  Consequently, the Company’s business could be materially affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States, Canada and The Netherlands.

Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars.  Additionally, a portion of the sales of Biolab and Saf-T-

Pak are to customers in the United States.  Carsen’s, Biolab’s and Saf-T-Pak’s businesses could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions between the United States and Canada. Additionally, Carsen’s, including its Biolab subsidiary, and Saf-T-Pak’s financial statements are translated using the accounting policies described in note 2 to the Consolidated Financial Statements.  Fluctuations in the rates of currency exchange between the United States and Canada had a positive impact in fiscal 2004 compared with fiscal 2003, and in fiscal 2003 compared with fiscal 2002, upon the Company’s results of operations and stockholders’ equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $18,600,000 (United States dollars) at July 31, 2004 ($12,721,000 at July 31, 2003) and cover a majority of Carsen’s projected purchases of inventories through July 2005.

Changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in note 2 to the Consolidated Financial Statements.  Fluctuations in the rates of currency exchange between the European Union and the United States had an overall adverse impact for fiscal 2004, compared with fiscal 2003, upon the Company’s results of operations, and had a positive impact upon stockholders’ equity, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedge instruments.  There was one such foreign currency forward contract amounting to €4,093,000 at July 31, 2004 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in currencies other than its functional currency. Such contract expired on August 31, 2004.  Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.  During fiscal 2004, such forward contracts were effective in offsetting the adverse impact of the strengthening of the euro on the Company’s results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen.  Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2004 and 2003 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, earnings and net assets.

Interest rate market risk:  The Company has two credit facilities for which the interest rate on outstanding borrowings is variable.  Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada.  During fiscal 2004, all of the Company’s outstanding borrowings were under its United States credit facilities.  In order to protect its interest rate exposure, the Company had entered into a three year interest rate cap that expired on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which capped LIBOR on this portion of outstanding borrowings at 4.50%.  This interest rate cap agreement has been designated as a cash flow hedge instrument.  At July 31, 2004, the fair value of such interest rate cap was less than $1,000.

Market Risk Sensitive Transactions

The Company is exposed to market risks arising principally from adverse changes in interest rates and foreign currency.

With respect to interest rate risk, the Company’s outstanding debt is under its U.S. Credit Facilities described elsewhere in Liquidity and Capital Resources.  Such U.S. Credit Facilities consist of outstanding debt with fixed repayment amounts at prevailing market rates of interest, principally for LIBOR contracts.  Therefore, the Company’s market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR.  Such outstanding debt under the U.S. Credit Facilities was $25,000,000 and $20,750,000 at July 31, 2004 and 2003, respectively, and the average outstanding balance during fiscal 2004 and 2003 was approximately $26,950,000 and $25,058,000, respectively.  A 100 basis-point increase in average LIBOR interest rates would have resulted in incremental interest expense of approximately $270,000 and $251,000 during fiscal 2004 and 2003, respectively.  The Company’s other long-term liabilities would not be materially affected by an increase in interest rates.  The Company also maintained a significant cash balance of $17,862,000 at July 31, 2004 which is invested in low rate, low risk cash equivalents.  An increase in interest rates would likely generate additional interest income for the Company which could partially offset the adverse impact of the additional interest expense.  Presently, the Company does not utilize any interest rate derivatives.

With respect to foreign currency exchange rates, the Company is principally impacted by changes in the Canadian dollar and the Euro as these currencies relate to the U.S. dollar.  In order to minimize the potential adverse impact of unfavorable movements in these two foreign currencies, the Company utilizes foreign currency forward contracts.  The Company uses a sensitivity analysis to assess the market risk associated with its foreign currency transactions.  Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates.

The Company’s Canadian subsidiary purchases substantially all of its products from U.S. suppliers and is therefore exposed to risk if the value of the Canadian dollar depreciates relative to the U.S. dollar.  A 10% adverse movement in the Canadian dollar relative to the U.S. dollar exchange rate could result in an unrealized loss of approximately $1,860,000 at July 31, 2004 based upon the level of commitments for foreign currency forward contracts on such purchases of inventories compared with approximately $1,270,000 at July 31, 2003.  The increase in such exposure is reflective of the Company’s desire to increase its portfolio of such foreign exchange forward contracts due to an improvement in the Canadian dollar relative to the U.S. dollar during fiscal 2004.

The Company’s Netherlands subsidiary has net assets in currencies other than its functional currency (principally U.S. dollars) which must be converted into its functional currency, thereby giving rise to realized foreign exchange gains and losses. Therefore, the Company’s Netherlands subsidiary is exposed to risk if the value of the Euro appreciates relative to the U.S. dollar.  A 10% adverse movement in the Euro exchange rate relative to the U.S. dollar could result in a realized loss of approximately $490,000 at July 31, 2004 based upon the level of commitments for foreign currency forward contracts compared with approximately $750,000 at July 31, 2003.  However, since the Company’s Netherlands subsidiary limits the use of foreign currency forward contracts to the hedging of actual net assets, this loss in fair value for such instruments generally would be substantially offset by a gain in the value of the underlying net assets.

Overall, based upon the level of all foreign currency forward contracts, the Company’s aggregate exposure at July 31, 2004 and 2003 was approximately $2,350,000 and $2,020,000, respectively, which would be offset by gain in the value of the underlying hedged net assets of the Netherlands subsidiary.

If the Company’s Canadian subsidiary did not utilize foreign currency forward contracts, based upon estimated annual purchasing levels a 10% adverse movement in the Canadian dollar exchange rate could result in future annual incremental cost of sales of approximately $2,440,000.

In addition to the above, adverse changes in foreign currency exchange rates impact the translation of the Company’s financial statements (adverse changes would be caused by depreciation of either the Canadian dollar and the Euro relative to the U.S. dollar).  For fiscal 2004 and 2003, a uniform 10% adverse movement in foreign currency rates could result in realized losses (after tax) of approximately $530,000 and $570,000, respectively, due to the translation of the results of operations of foreign subsidiaries.  Furthermore, a 10% adverse movement in foreign currency rates could result in an unrealized loss of $4,430,000 and $2,760,000 at July 31, 2004 and 2003, respectively, on the Company’s net investment in foreign subsidiaries.  However, since the Company views these investments as long-term, the Company would not expect such a loss to be realized in the near term.

Item 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements, which is Item 15(a), and the Consolidated Financial Statements and schedule attached to this Report.

Item 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has not had any disagreements with its accountants on its accounting or financial disclosure.

Item 9A.                 CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

The Company has evaluated its internal controls over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                 OTHER INFORMATION.

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2004 Annual Meeting of Stockholders of the Registrant, except for the following:

The Company has adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer and other officers and management personnel which is posted on the Company’s website, www.cantelmedical.com.  The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and other officers and management personnel by posting such information on its website.

Item 11.                 EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2004 Annual Meeting of Stockholders of the Registrant.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2004 Annual Meeting of Stockholders of the Registrant.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2004 Annual Meeting of Stockholders of the Registrant.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2004 Annual Meeting of Stockholders of the Registrant.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)            The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

1.             Consolidated Financial Statements:

(i)            Report of Independent Registered Public Accounting Firm.

(ii)           Consolidated Balance Sheets as of July 31, 2004 and 2003.

(iii)          Consolidated Statements of Income for the years ended July 31, 2004, 2003 and 2002.

(iv)          Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended July 31, 2004, 2003 and 2002.

(v)           Consolidated Statements of Cash Flows for the years ended July 31, 2004, 2003 and 2002.

(vi)          Notes to Consolidated Financial Statements.

2.             Consolidated Financial Statement Schedules:

(i)            Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2004, 2003 and 2002.

All other financial statement schedules are omitted since they are not required, not applicable, or the information has been included in the Consolidated Financial Statements or Notes thereto.

3.             Exhibits:

2(a) - Agreement and Plan of Merger dated as of May 30, 2001 by and among Cantel Medical Corp., Canopy Merger Corp. and Minntech Corporation.  (Incorporated by reference to Exhibit (2) of Registrant’s Current Report on Form 8-K dated May 31, 2001.)

3(a) - Registrant’s Restated Certificate of Incorporation dated July 20, 1978.  (Incorporated herein by reference to Exhibit 3(a) to Registrant’s 1981 Annual Report on Form 10-K.)

3(b) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on February 16, 1982.  (Incorporated herein by reference to Exhibit 3(b) to Registrant’s 1982 Annual Report on Form 10-K.)

3(c) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on May 4, 1984.  (Incorporated herein by reference to Exhibit 3(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1984.)

3(d) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on August 19, 1986.  (Incorporated herein by reference to Exhibit 3(d) of Registrant’s 1986 Annual Report on Form 10-K.)

3(e) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on December 12, 1986.  (Incorporated herein by reference to Exhibit 3(e) of Registrant’s 1987 Annual Report on Form 10-K [the “1987 10-K”].)

3(f) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on April 3, 1987.  (Incorporated herein by reference to Exhibit 3(f) of Registrant’s 1987 10-K.)

3(g) - Certificate of Change of Registrant, filed on July 12, 1988.  (Incorporated herein by reference to Exhibit 3(g) of Registrant’s 1988 Annual Report on Form 10-K.)

3(h) - Certificate of Amendment of Certificate of Incorporation of Registrant filed on April 17, 1989.  (Incorporated herein by reference to Exhibit 3(h) to Registrant’s 1989 Annual Report on Form 10-K.)

3(i) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on May 10, 1999.  (Incorporated herein by reference to Exhibit 3(i) to Registrant’s 2000 Annual Report on Form 10-K [the “2000 10-K”].)

3(j) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on April 5, 2000.  (Incorporated herein by reference to Exhibit 3(j) to Registrant’s 2000 10-K.)

3(k) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on September 6, 2001.  (Incorporated herein by reference to Exhibit 3(k) to Registrant’s 2001 Annual Report on Form 10-K [the “2001 10-K”].)

3(l) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on June 7, 2002. (Incorporated herein by reference to Exhibit 3(l) to Registrant’s 2002 Annual Report on Form 10-K [the “2002 10-K”].)

3(m) - Registrant’s By-Laws adopted April 24, 2002.  (Incorporated herein by reference to Exhibit 3(m) to Registrant’s 2002 10-K.)

10(a) - Registrant’s 1991 Directors’ Stock Option Plan. (Incorporated herein by reference to Exhibit 10(c) to Registrant’s 1991 Annual Report on Form 10-K [the “1991 10-K”].)

10(b) - Form of Stock Option Agreement under the Registrant’s 1991 Directors’ Stock Option Plan.  (Incorporated herein by reference to Exhibit 10(d) to Registrant’s 1991 10-K.)

10(c) - Distribution Agreement between Carsen Group Inc. and Olympus America Inc., dated April 1, 1994.  (Incorporated herein by reference to Exhibit 10(g) to Registrant’s 1994 Annual Report on Form 10-K.)

10(d) - Stock Option Agreement, dated as of October 17, 1996, between the Registrant and Charles M. Diker.  (Incorporated herein by reference to Exhibit 10(v) to Registrant’s 1996 Annual Report on Form 10-K.)

10(e) - Registrant’s 1997 Employee Stock Option Plan.  (Incorporated herein by reference to Annex A to Registrant’s 2003 Definitive Proxy Statement on Schedule 14A [the “2003 Proxy”].)

10(f) - Form of Incentive Stock Option Agreement under Registrant’s 1997 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10(t) to Registrant’s 1997 Annual Report on Form 10-K [the “1997 10-K”].)

10(g) - First Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc., dated as of August 26, 1997.  (Incorporated herein by reference to Exhibit 10(y) to Registrant’s 1997 10-K.)

10(h) - Stock Option Agreement, dated as of October 16, 1997, between the Registrant and Charles M. Diker.  (Incorporated herein by reference to Exhibit 10(x) to Registrant’s 1998 Annual Report on Form 10-K [the “1998 10-K”].)

10(i) - Form of Non-Plan Stock Option Agreement between the Registrant and Darwin C. Dornbush.  (Incorporated herein by reference to Exhibit 10(y) to Registrant’s 1998 10-K.)

10(j) - Employment Agreement, dated as of November 1, 2001, between Minntech Corporation and Roy K. Malkin.  (Incorporated herein by reference to Exhibit 10(n) to Registrant’s 2002 10-K.)

10(k) - Employment Agreement, dated as of November 1, 2001, between the Registrant and Craig A. Sheldon.  (Incorporated herein by reference to Exhibit 10(o) to Registrant’s 2002 10-K.)

10(l) - Stock Option Agreement, dated as of October 30, 1998, between the Registrant and Charles M. Diker.  (Incorporated herein by reference to Exhibit 10(ff) to Registrant’s 1999 Annual Report on Form 10-K.)

10(m) - Second Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc. dated as of October 6, 2000. (Incorporated herein by reference to Exhibit (1) of Registrant’s Current Report on Form 8-K dated October 23, 2000.)

10(n) - Registrant’s 1998 Directors’ Stock Option Plan. (Incorporated herein by reference to Annex B to Registrant’s 2003 Proxy.)

10(o) - Form of Quarterly Stock Option Agreement under the Registrant’s 1998 Directors’ Stock Option Plan.  (Incorporated herein by reference to Exhibit 10(hh) to Registrant’s 2000 10-K.)

10(p) - Form of Annual Stock Option Agreement under the Registrant’s 1998 Directors’ Stock Option Plan.  (Incorporated herein by reference to Exhibit 10(ii) to Registrant’s 2000 10-K.)

10(q) - Stock Option Agreement, dated as of October 10, 2000, between the Registrant and Joseph M. Cohen.  (Incorporated herein by reference to Exhibit 10(jj) to Registrant’s 2000 10-K.)

10(r) - Credit Agreement dated as of September 7, 2001 among Cantel Medical Corp., the Banks, Financial Institutions and Other Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association.  (Incorporated herein by reference to Exhibit 10(aa) to Registrant’s 2001 10-K.)

10(s) - Loan Agreement dated as of September 7, 2001 between Carsen Group Inc. and National Bank of Canada. (Incorporated herein by reference to Exhibit 10(bb) to Registrant’s 2001 10-K.)

10(t) - Minntech Emeritus Director Consulting Plan.  (Incorporated herein by reference to Exhibit 10 to Minntech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

10(u) - Amendment to Emeritus Director Consulting Plan effective September 26, 1996 (Incorporated herein by reference to Exhibit 10(b) to Minntech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10(v) - Minntech Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2000 (Incorporated herein by reference to Exhibit 10(m) to Minntech’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000 [the “Minntech July 2000 10-Q”].)

10(w) - Employment Agreement between Minntech and Paul E. Helms dated September 1, 1996, as amended April 1, 1997 (Incorporated herein by reference to Exhibit 10(r) to Minntech’s July 2000 10-Q.)

10(x) - Third Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc. dated as of April 1, 2001.  (Incorporated herein by reference to Exhibit 10(gg) to Registrant’s 2002 10-K.)

10(y) - First Amendment to Credit Agreement among Cantel Medical Corp., the Banks, Financial Institutions and Other Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association dated as of August 1, 2003.

(Incorporated herein by reference to Exhibit 10(cc) of Registrant’s 2003 Annual Report on Form 10-K [the “2003 10-K”].)

10(z) - Amended and Restated Loan Agreement between Carsen Group Inc. and National Bank of Canada dated as of August 1, 2003.  (Incorporated by reference to Exhibit 10(dd) of Registrant’s 2003 10-K.)

10(aa) - Employment Agreement, dated as of November 14, 2002, between the Registrant and Seth R. Segel.  (Incorporated by reference to Exhibit 10(a) to Registrant’s October 31, 2002 Quarterly Report on Form 10-Q [the “October 2002 10-Q”].)

10(bb) - Stock Option Agreement, dated as of November 14, 2002, between the Registrant and Seth R. Segel (Incorporated by reference to Exhibit 10(b) to Registrant’s October 2002 10-Q.)

10(cc) - Employment Agreement, dated as of August 30, 2004, between the Registrant and Andrew A. Krakauer.  (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 30, 2004.)

10(dd) - Second Amendment to Credit Agreement among Cantel Medical Corp., the Banks, Financial Institutions and Other Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association dated as of June 1, 2004.  (Incorporated by reference to Exhibit 10(a) to Registrant’s April 30, 2004 Quarterly Report on Form 10-Q [the “April 2004 10-Q”].)

10(ee) - Fourth Amendment to Distribution Agreement between Olympus America Inc. and Carsen Group Inc. dated as of March 12, 2004. (Incorporated by reference to Exhibit 10(b) to Registrant’s April 2004 10-Q.)

10(ff) - Distributor Agreement between Olympus America Inc. and Minntech Corporation dated as of August 1, 2003.  (Incorporated by reference to Exhibit 10(a) to Registrant’s January 31, 2004 Quarterly Report on Form 10-Q.)

10(gg) - Employment Agreement, dated as of October 16, 2003, between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10(a) to Registrant’s October 31, 2003 Quarterly Report on Form 10-Q.)

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

CANTEL MEDICAL CORP.

Date: October 14, 2004	By:	/s/ James P. Reilly
James P. Reilly, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	October 14, 2004
Charles M. Diker, a Director
and Chairman of the Board

/s/ Alan J. Hirschfield	Date:	October 14, 2004
Alan J. Hirschfield, a Director
and Vice Chairman of the Board

/s/ Robert L. Barbanell	Date:	October 14, 2004
Robert L. Barbanell, a Director

/s/ Alan R. Batkin	Date:	October 14, 2004
Alan R. Batkin, a Director

/s/ Joseph M. Cohen	Date:	October 14, 2004
Joseph M. Cohen, a Director

/s/ Darwin C. Dornbush	Date:	October 14, 2004
Darwin C. Dornbush, a Director

/s/ Spencer Foreman, M.D.	Date:	October 14, 2004
Spencer Foreman, M.D., a Director

/s/ James P. Reilly	Date:	October 14, 2004
James P. Reilly, a Director and President

/s/ Bruce Slovin	Date:	October 14, 2004
Bruce Slovin, a Director

CANTEL MEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. as of July 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. at July 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey

September 28, 2004

CANTEL MEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

	July 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$17,862	$17,018
Accounts receivable, net of allowance for doubtful accounts of $1,372 in 2004 and $1,126 in 2003	29,324	23,424
Inventories	22,453	17,900
Deferred income taxes	2,806	2,780
Prepaid expenses and other current assets	1,418	808
Total current assets	73,863	61,930

Property and equipment, at cost:
Land, buildings and improvements	14,109	13,926
Furniture and equipment	17,458	15,045
Leasehold improvements	646	513
	32,213	29,484
Less accumulated depreciation and amortization	(9,498)	(7,323)
	22,715	22,161
Intangible assets, net	13,897	6,998
Goodwill	33,330	16,398
Other assets	2,562	2,323
	$146,367	$109,810

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,000	$3,000
Accounts payable	10,325	7,398
Compensation payable	3,450	2,372
Accrued expenses	7,403	4,886
Income taxes payable	2,950	631
Total current liabilities	27,128	18,287

Long-term debt	22,000	17,750
Deferred income taxes	7,533	1,915
Other long-term liabilities	3,195	1,676

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 20,000,000 shares; issued 2004 - 10,034,382 shares, outstanding 2004 - 9,741,154 shares; issued 2003 - 9,580,452 shares, outstanding 2003 - 9,309,368 shares	1,003	958
Additional capital	53,817	49,634
Retained earnings	30,193	19,539
Accumulated other comprehensive income	3,145	1,255
Treasury Stock, 2004 - 293,228 shares at cost; 2003 - 271,084 shares at cost	(1,647)	(1,204)
Total stockholders’ equity	86,511	70,182
	$146,367	$109,810

See accompanying notes.

CANTEL MEDICAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended July 31,
	2004	2003	2002

Net sales:
Product sales	$148,759	$119,694	$111,225
Product service	21,234	9,563	8,769
Total net sales	169,993	129,257	119,994

Cost of sales:
Product sales	93,067	75,213	68,165
Product service	14,470	5,850	5,353
Total cost of sales	107,537	81,063	73,518

Gross profit	62,456	48,194	46,476

Expenses:
Selling	20,749	17,309	14,759
General and administrative	18,599	12,816	14,560
Research and development	4,212	4,528	3,851
Total operating expenses	43,560	34,653	33,170

Income before interest, other income and income taxes	18,896	13,541	13,306

Interest expense	1,796	1,634	2,363
Interest income	(146)	(237)	(121)
Other income	(68)	(71)	(66)

Income before income taxes	17,314	12,215	11,130

Income taxes	6,660	4,305	3,978

Net income	$10,654	$7,910	$7,152

Earnings per common share:
Basic	$1.13	$0.85	$0.81

Diluted	$1.05	$0.80	$0.74

See accompanying notes.

CANTEL MEDICAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Amounts in Thousands, Except Share Data)

Years Ended July 31, 2004, 2003 and 2002

								Total
	Common Stock				Accumulated		Total	Compre-
	Number of				Other	Treasury	Stock-	hensive
	Shares		Additional	Retained	Comprehensive	Stock,	holders'	Income
	Outstanding	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	(Loss)

Balance, July 31, 2001	6,838,914	$710	$20,003	$4,477	$(2,143)	$(1,020)	$22,027

Exercises of options	181,245	19	812			(172)	659
Issuance for Minntech acquisition	2,201,082	220	27,925		(332)		27,813
Stock-split fractional share adjustment	(238)						—
Unrealized loss on interest rate cap					(121)		(121)	$(121)
Unrealized gain on currency hedging					29		29	29
Translation adjustment					352		352	352
Net income				7,152			7,152	7,152
Total comprehensive
income for fiscal 2002								$7,412
Balance, July 31, 2002	9,221,003	949	48,740	11,629	(2,215)	(1,192)	57,911

Exercises of options	88,470	9	426			(12)	423
Income tax benefit from exercises of stock options			468				468
Fractional share adjustment for Minntech acquisition	(105)						—
Unrealized gain on interest rate cap					61		61	$61
Unrealized loss on currency hedging					(228)		(228)	(228)
Translation adjustment					3,637		3,637	3,637
Net income				7,910			7,910	7,910
Total comprehensive
income for fiscal 2003								$11,380
Balance, July 31, 2003	9,309,368	958	49,634	19,539	1,255	(1,204)	70,182

Exercises of options	431,786	45	3,595			(443)	3,197
Income tax benefit from exercises of stock options			588				588

Unrealized gain on interest rate cap					55		55	$55
Unrealized gain on currency hedging					1		1	1
Translation adjustment					1,834		1,834	1,834
Net income				10,654			10,654	10,654
Total comprehensive
income for fiscal 2004								$12,544
Balance, July 31, 2004	9,741,154	$1,003	$53,817	$30,193	$3,145	$(1,647)	$86,511

See accompanying notes.

CANTEL MEDICAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	Year Ended July 31,
	2004	2003	2002

Cash flows from operating activities
Net income	$10,654	$7,910	$7,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,153	3,576	3,434
Amortization of debt issuance costs	541	453	484
Loss on disposal of fixed assets	61	—	—
Impairment of long-lived assets	153	—	—
Deferred income taxes	2,572	1,014	1,139
Changes in assets and liabilities:
Accounts receivable	(1,055)	952	1,078
Inventories	140	483	889
Prepaid expenses and other current assets	(913)	413	85
Accounts payable and accrued expenses	791	(1,309)	(1,934)
Income taxes payable	2,447	(1,664)	(1,025)
Net cash provided by operating activities	19,544	11,828	11,302

Cash flows from investing activities
Capital expenditures	(1,918)	(1,095)	(1,590)
Proceeds from disposal of fixed assets	39	—	—
Acquisition of Minntech, net of cash acquired	—	—	(30,194)
Acquisition of Technimed	—	—	(279)
Acquisition of Biolab, net of cash acquired	(7,782)	—	—
Acquisition of Mar Cor, net of cash acquired	(7,977)	—	—
Acquisition of Dyped, net of cash acquired	(696)	—	—
Acquisition of Saf-T-Pak, net of cash acquired	(8,273)	—	—
Cash used in discontinued operations	—	(19)	(58)
Other, net	(89)	(486)	400
Net cash used in investing activities	(26,696)	(1,600)	(31,721)

Cash flows from financing activities
Borrowings under term loan facility	4,250	—	25,000
Borrowings under revolving credit facilities	13,151	—	10,475
Repayments under term loan facility	(3,000)	(2,750)	(1,500)
Repayments under revolving credit facilities	(10,151)	(5,000)	(5,475)
Debt issuance costs	(394)	—	(1,405)
Proceeds from exercises of stock options	3,197	423	659
Net cash provided by (used in) financing activities	7,053	(7,327)	27,754

Effect of exchange rate changes on cash and cash equivalents	943	1,552	180

Increase in cash and cash equivalents	844	4,453	7,515
Cash and cash equivalents at beginning of year	17,018	12,565	5,050
Cash and cash equivalents at end of year	$17,862	$17,018	$12,565

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2004, 2003 and 2002

1.                                      Business Description

Cantel Medical Corp. (“Cantel”) had five operating companies (collectively, with Cantel, referred to as the “Company”) at July 31, 2004. Minntech Corporation (“Minntech”), Carsen Group Inc. (“Carsen”), Mar Cor Services, Inc. (“Mar Cor”), and Saf-T-Pak, Inc. (“Saf-T-Pak”) are wholly-owned operating subsidiaries of Cantel. Biolab Equipment Ltd. (“Biolab”) is a wholly-owned operating subsidiary of Carsen.

Minntech, which was acquired in September 2001, designs, develops, manufactures, markets and distributes disinfection/sterilization reprocessing systems, sterilants and other supplies for renal dialysis; filtration and separation products for medical and non-medical applications; and endoscope reprocessing systems, sterilants and other supplies. The Company’s MediVators, Inc. (“MediVators”) subsidiary, which accounted for the majority of the Company’s endoscope reprocessing business, was combined with Minntech’s existing facilities in September 2002 and was legally merged into Minntech in November 2002. On September 12, 2003, Minntech acquired the endoscope reprocessing systems and accessory infection control technologies of The Netherlands based Dyped Medical B.V. (“Dyped”), as more fully described in note 3 to the Consolidated Financial Statements. Minntech also provides technical maintenance services for its products.

Carsen is engaged in the marketing and distribution of endoscopy and surgical, endoscope reprocessing and scientific products in Canada and also provides technical maintenance services for its products.

On August 1, 2003, the Company completed its acquisition of Biolab and Mar Cor, two companies in the water treatment industry, as more fully described in note 3 to the Consolidated Financial Statements. Biolab and Mar Cor provide water treatment equipment design, project management, installation, maintenance, deionization and mixing systems to the medical, pharmaceutical, biotechnology, research, beverage and semiconductor industries.

On June 1, 2004, the Company completed its acquisition of Saf-T-Pak, as more fully described in note 3 to the Consolidated Financial Statements. Saf-T-Pak provides specialty packaging products and compliance training services for the safe transport of infectious and biological specimens.

2.                                      Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Cantel and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue on product sales (excluding certain sales of endoscope reprocessing equipment in the United States) is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to dialysis, filtration and separation, specialty packaging and a portion of endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when the Company’s distribution fleet is utilized. With respect to endoscopy and surgical, water treatment and scientific products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of the Company’s product sales occurs at the time of delivery. In certain instances, primarily with respect to some of the Company’s water treatment products and an insignificant amount of the Company’s sales of dialysis equipment and scientific products, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user. With respect to a portion of endoscopy and surgical, water treatment and scientific product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

With respect to a portion of endoscopy and surgical sales, the Company enters into arrangements whereby revenue is immediately recognized upon the transfer of equipment to customers who pay on a cost per procedure basis, subject to minimum monthly payments. Such arrangements are non-cancelable by the customer and provide for a bargain purchase option by the customer at the conclusion of the term. All direct costs related to these transactions are recorded at the time of revenue recognition. Some of such transactions also provide for future servicing of the equipment, which service revenue component is deferred and recognized over the period that such services are provided. With respect to these multiple element arrangements, revenue is allocated to the equipment and service components based upon vendor specific objective evidence which principally includes comparable historical transactions of similar equipment and service sold as stand-alone components.

Sales of a majority of the Company’s endoscope reprocessing equipment to a third party distributor in the United States are recognized on a bill and hold basis as more fully described in note 10 to the Consolidated Financial Statements. Such sales satisfy each of the following criteria: (i) the risks of ownership have passed to the third party distributor; (ii) the third party distributor must provide a written purchase order committing to the purchase of specified units; (iii) the bill and hold arrangement was specifically requested by the third party distributor for the purpose of minimizing the impact of multiple shipments of the units; (iv) the third party distributor provides specific instructions for shipment to customers, and completed units held by the Company for the third party distributor generally do not exceed three months of anticipated shipments; (v) the Company has no further performance obligations with respect to such units; (vi) completed units are invoiced to the third party distributor with 30 day payment terms and such receivables are generally satisfied within such terms; and (vii) completed units are ready for shipment and segregated in a designated section of the Company’s warehouse reserved only for the third party distributor.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at the Company’s facilities and the products are shipped to customers. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

None of the Company’s sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by the Company before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of the Company’s sales of dialysis products and certain prepaid packaging products. Price protection is not offered by the Company, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of the Company’s products. With respect to certain of the Company’s dialysis product customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,035,000, $288,000 and $203,000 in fiscal 2004, 2003 and 2002, respectively. Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods. The increase in rebates for fiscal 2004 compared with fiscal 2003 is primarily due to additional volume rebate agreements for the Company’s Renalin 100 (sterilant) product and endoscopy reprocessing products. Trade-in allowances were not significant during fiscal 2004.

The majority of the Company’s dialysis products are sold to end-users; the majority of filtration and separation products and endoscope reprocessing products and services are sold to third party distributors; the majority of endoscopy and surgical products and services are sold directly to hospitals; the majority of water treatment products and services are sold to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; scientific products and services are sold to hospitals, laboratories and other end-users; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow the Company’s revenue recognition policies.

Translation of Foreign Currency Financial Statements

Assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars at year-end exchange rates; sales and expenses are translated using average exchange rates during the year. The cumulative effect of the translation of the accounts of the foreign subsidiaries is presented as a component of accumulated other comprehensive income or loss. Foreign exchange gains and losses related to the purchase of inventories are included in cost of sales. Foreign exchange gains and losses related to the conversion of foreign assets and liabilities into foreign subsidiaries’ functional currencies are included in general and administrative expenses.

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

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on either the straight-line method or, for certain furniture and equipment, the declining balance method, over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 5-32 years for buildings and improvements and the life of the lease for leasehold improvements. Depreciation and amortization expense related to property and equipment for fiscal 2004, 2003 and 2002 was $2,871,000, $2,716,000 and $2,654,000, respectively.

Goodwill and Intangible Assets

Certain of the Company’s identifiable intangible assets, including technology, customer relationships, patents and non-compete agreements, are amortized on the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, the Company has recorded goodwill and trademarks and tradenames, all of which have indefinite useful lives and are therefore not amortized. All of the Company’s intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. The Company’s management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing its annual review for indefinite lived intangibles, management compares the fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2004, management concluded that none of the Company’s intangible assets or goodwill was impaired since the individual fair values exceeded their carrying values.

Other Assets

Debt issuance costs associated with the credit facilities are amortized to interest expense over the five-year life of the credit facilities, except for debt issuance costs related to an interest rate cap which are amortized over a three year period, as more fully described in notes 5 and 8 to the Consolidated Financial Statements. As of July 31, 2004 and 2003, such debt issuance costs, net of related amortization, are included in other assets and amounted to $1,027,000 and $1,055,000, respectively.

Inventories of sales samples which have not turned over within one year and medical loaners available for customers are also included in other assets, are carried at the lower of cost or net realizable value and are amortized over a five year period.

Warranties

The Company provides for estimated costs that may be incurred to remedy deficiencies of quality or performance of the Company’s products at the time of revenue recognition. Most of the Company’s products have a one year warranty, although a majority of the Company’s endoscope reprocessing equipment in the United States may carry a warranty period of up to fifteen months. The Company records provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on the Company’s results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

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

Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value method under the provisions of Accounting Principal Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. At July 31, 2004, the Company had three stock option plans in addition to outstanding non-plan stock options, as more fully described in note 11 to the Consolidated Financial Statements. Under the provisions of APB 25, the Company grants stock options with exercise prices at the fair value of the shares at the date of grant and, accordingly, does not recognize compensation expense. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date over the vesting period as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Stock-Based Compensation” (“SFAS 123”), net income and earnings per share would have been as follows:

	Year Ended July 31,
	2004	2003	2002
Net income:
As reported	$10,654,000	$7,910,000	$7,152,000
Stock-based employee compen-sation expense determined under fair value based model, net of tax	(1,488,000)	(1,183,000)	(1,215,000)
Pro forma	$9,166,000	$6,727,000	$5,937,000

Earnings per common share - basic:
As reported	$1.13	$0.85	$0.81
Pro forma	$0.97	$0.73	$0.67

Earnings per common share - diluted:
As reported	$1.05	$0.80	$0.74
Pro forma	$0.90	$0.68	$0.61

The pro forma effect on net income for these years may not be representative of the pro forma effect on net income in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during fiscal 2004, 2003 and 2002: expected dividend yield of 0%; expected stock price volatility ranging from .41 to .50; risk-free interest rate at date of grant ranging from 2.27% to 4.74%; and expected weighted average option lives of 4-5 years. Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted in fiscal 2004 and 2003 under the 1998 Director’s Plan and non-plan options. Such options were tax-effected using the Company’s estimated U.S. effective tax rate. The weighted average fair value of all options granted in fiscal 2004, 2003 and 2002 was $5.91, $4.87 and $5.62 per share, respectively.

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

Advertising Costs

The Company’s policy is to expense advertising costs as they are incurred. Advertising costs charged to expenses were $235,000, $186,000 and $146,000 for fiscal 2004, 2003 and 2002, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. All of such evaluations require significant management judgments.

It is the Company’s policy to establish reserves for possible exposures as a result of an examination by tax authorities. The Company establishes the reserves based primarily upon management’s assessment of exposure associated with acquired companies and permanent tax differences. The tax reserves are analyzed periodically (at least annually) and adjustments are made, as events occur to warrant adjustment to the reserves. The majority of the Company’s income tax reserves originated from acquisitions; therefore changes to such reserves, if any, would be adjusted through goodwill.

A portion of the undistributed earnings of the Company’s foreign subsidiaries amounting to $15,586,000 was considered to be indefinitely reinvested at July 31, 2004. Accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed.

Certain liabilities are subjective in nature. The Company reflects such liabilities based upon the most recent information available. In conjunction with the Company’s acquisitions, such subjective liabilities principally include certain income tax and sales and use tax exposures, including tax liabilities related to the Company’s foreign subsidiaries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts recorded.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates the adequacy of its reserves and the estimates used in calculations, including, but not limited to: collectability of accounts receivable; volume rebates and trade-in allowances; inventory values and obsolescence reserves; warranty reserves; depreciation and amortization periods; deferred income taxes; goodwill and intangible assets; impairment of long-lived assets; reserves for tax exposures; reserves for legal exposure; and expense accruals.

Reclassifications

Certain items in the July 31, 2003 and 2002 financial statements have been reclassified from amounts previously reported to conform to the presentation of the July 31, 2004 financial statements. These reclassifications relate to property and equipment and non-current other assets.

Operating Segments

During fiscal 2004, the Company changed its internal reporting processes to include Product Service with the corresponding product segments to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. Previously, Product Service was reported as a separate business segment. All prior period segment results have been restated to reflect this change.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company formally adopted SFAS 150 on August 1, 2003, which is the beginning of its 2004 fiscal year. The adoption of SFAS 150 did not have any impact on the Company’s operating results or financial position.

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

3.                                      Acquisitions

Minntech

On September 7, 2001, the Company completed its acquisition of Minntech, a public company based in Plymouth, Minnesota, in a merger transaction. Minntech is a leader in the development, manufacturing, and marketing of disinfection/sterilization reprocessing systems and sterilants for renal dialysis as well as filtration and separation products for medical and non-medical applications. The products are available through Minntech’s distribution network in the United States and in many international markets.

The reasons for the acquisition of Minntech were the: (i) overall strategic fit between Cantel and Minntech relative to their respective product lines, markets and distribution channels; (ii) expectation that the merger would be accretive to Cantel’s earnings per share, increase the liquidity of Cantel’s common stock and better position the Company to utilize its existing net operating loss carryforwards to offset taxable income generated in the United States; (iii) potential synergies and efficiencies that could be realized through a combination of the companies; (iv) complementary nature of the companies’ infection prevention and control and medical device reprocessing products, thereby giving the combined company an expanded range of products and technology in medical device reprocessing; (v) opportunity to diversify into non-hospital markets with a direct non-hospital based sales force, thus enabling the combined company to take advantage of cross-selling opportunities, joint-product development, joint-marketing and distribution and other new business initiatives; (vi) opportunity to further expand internationally, particularly in Europe and Asia; (vii) potential growth of Minntech’s filtration business and the potential expansion of hemofiltration technologies into emerging therapeutic blood procedures; (viii) opportunity for Cantel to further expand its business into the design, manufacture and distribution of proprietary products; (ix) enhancement of Cantel’s research and development capabilities; and (x) access by Cantel to Minntech’s proprietary liquid chemical germicide manufacturing expertise. Such reasons for the acquisition of Minntech include all of the significant factors contributing to a purchase price that resulted in recognition of goodwill.

Under the terms of the Agreement and Plan of Merger, each share of Minntech was converted into the right to receive $10.50, consisting of $6.25 in cash, and a fraction of a share of Cantel common stock having a value of $4.25. With respect to the stock portion of the consideration, Cantel issued approximately 2,201,000 shares of common stock in the merger. The total consideration for the transaction, including transaction costs, was approximately $78,061,000 (as adjusted for fractional shares, and included cash of $41,396,000, shares of Cantel common stock with a fair market value, based upon the closing price of Cantel common stock on the date of the acquisition, of $28,144,000, Cantel’s existing investment in Minntech of $725,000 and final transaction costs, including severance obligations, of approximately $7,796,000). The transaction was accounted for as a purchase and in accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”). Minntech is reflected in the Company’s results of operations for fiscal 2004, 2003 and the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001.

In conjunction with the acquisition, on September 7, 2001 Cantel entered into new credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to replace the Company’s existing working capital credit facilities, as discussed in note 8 to the Consolidated Financial Statements.

The purchase price was allocated to the assets acquired and assumed liabilities as follows: cash and cash equivalents $17,395,000; accounts receivable $12,342,000; inventories $10,205,000; prepaids and other current assets $7,026,000; property and equipment $22,932,000; intangible assets $7,705,000; other noncurrent assets $594,000; current liabilities $11,143,000; noncurrent deferred income tax liabilities $6,430,000; and other long-term liabilities $1,766,000. Intangible assets acquired of $7,705,000 included the following: current technology $4,459,000 (14 year life), customer relationships $1,952,000 (7 year life), trademarks and tradenames $1,015,000 (indefinite life) and covenant-not-to-compete $279,000 (2 year life). The weighted average life of these intangible assets (excluding such assets with an indefinite life) was approximately 11.5 years. There were no in-process research and development projects acquired in connection with the acquisition. Additionally, in conjunction with the purchase accounting, Cantel reversed the valuation allowance associated with its deferred tax assets originating from net operating loss carryforwards (“NOLs”), resulting in $3,583,000 of net deferred tax assets. The excess purchase price of $15,618,000 was assigned to goodwill.

During July 2002, goodwill was increased from its preliminary allocation by $1,009,000 due primarily to increases in liabilities for state sales and use taxes and state income taxes, partially offset by an increase in deferred tax assets relating to NOLs. Such goodwill, all of which is non-deductible for income tax purposes, was allocated to the Company’s operating segments as follows: Dialysis Products $9,074,000, Filtration and Separation Products $2,655,000 and Endoscope

Reprocessing Products $3,889,000.

Certain of the assumed liabilities are subjective in nature. These liabilities have been reflected based upon the most recent information available, and principally include certain state sales and use tax and state income tax exposures and income tax liabilities related to the Company’s foreign subsidiaries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts presently recorded. During fiscal 2003, the Company recorded favorable state sales tax adjustments in the amount of $823,000 related to the settlement of these liabilities; such amounts have been reflected as a reduction of general and administrative expenses in fiscal 2003 in the accompanying Consolidated Statements of Income and have been included in the dialysis operating segment. In July 2004, goodwill associated with the Minntech acquisition was decreased by $196,000 due to decreases in certain estimated income tax exposures.

Selected consolidated statements of income data for fiscal 2004 and 2003 and selected unaudited pro forma consolidated statements of income data for fiscal 2002 (assuming that Minntech was included in the Company’s results of operations as of the beginning of fiscal 2002) is as follows:

	Year Ended July 31,
	2004	2003	2002

Net sales	$169,993,000	$129,257,000	$127,819,000
Net income	$10,654,000	$7,910,000	$6,721,000
Earnings per share:
Basic	$1.13	$0.85	$0.74
Diluted	$1.05	$0.80	$0.68
Weighted average common shares:
Basic	9,458,000	9,268,000	9,105,000
Diluted	10,163,000	9,849,000	9,937,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the merger actually occurred at the beginning of fiscal 2002, nor does it necessarily indicate the combined company’s future operating results. This information also does not reflect any cost savings from operating efficiencies or other improvements which may be achieved by combining the companies.

The results presented in the selected unaudited pro forma consolidated statements of income data for the portion of fiscal 2002 prior to the acquisition have been prepared using the following assumptions: (i) cost of sales reflects a step-up in the cost basis of Minntech’s inventories; (ii) amortization of intangible assets and depreciation and amortization of property and equipment is based upon the final appraised fair values and useful lives of such assets; (iii) in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), no amortization expense for the goodwill generated as a result of the merger has been reflected; (iv)

interest expense on the senior bank debt at an effective interest rate of 7% per annum; and (v) calculation of the income tax effects of the pro forma adjustments. All other operating results reflect actual performance.

Technimed

On November 1, 2001, the Company acquired substantially all of the assets, business and properties of Technimed Instruments Inc. and Technimed International Inc. (collectively “Technimed”) for approximately $405,000, which included cash of approximately $241,000 and a note payable in three equal annual installments with a present value of approximately $164,000. This transaction was accounted for as a purchase and in accordance with the provisions of SFAS 141.

The purchase price was allocated to the assets acquired and assumed liabilities as follows: current assets $148,000; property and equipment $30,000; intangible assets $172,000; current liabilities $105,000; and long-term liabilities $12,000. The excess purchase price of $172,000 was assigned to goodwill. The acquisition and subsequent results of Technimed did not have a significant impact upon the Company’s results of operations for fiscal 2004, 2003 or 2002.

Technimed was a private company based in Montreal, Canada servicing medical equipment, including rigid endoscopes and hand-held surgical instruments.

Biolab

On August 1, 2003, the Company acquired all of the issued and outstanding stock of Biolab, a private company in the water treatment industry with historical annual revenues of approximately $10,000,000. The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $7,876,000. Under the terms of the purchase agreement, the Company may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,000,000 for the three year period ending July 31, 2006, based upon Biolab achieving specified targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of July 31, 2004, none of the additional consideration had been earned.

The purchase price was allocated to the assets acquired and assumed liabilities as follows: current assets $4,230,000; property and equipment $590,000; intangible assets $1,765,000 including current technology $339,000 (10-year life), customer relationships $664,000 (10-year life) and trademarks and tradenames $762,000 (indefinite life); other assets $5,000; current liabilities $1,966,000; and long-term liabilities $1,181,000. The weighted average life of these intangible assets (excluding such assets with an indefinite life) was approximately 10 years. The excess purchase price of $4,433,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in the Company’s Water Treatment operating segment.

In conjunction with the acquisition of Biolab, Carsen amended its existing Canadian working capital credit facility, as discussed in note 8 to the Consolidated Financial Statements.

Biolab designs, manufactures, sells and provides maintenance and installation services for high purity water systems for the medical, pharmaceutical, biotechnology, research, beverage and semiconductor industries. Biolab has locations in Oakville, Ontario and Dorval, Quebec.

Mar Cor

On August 1, 2003, the Company acquired all of the issued and outstanding stock of Mar Cor, a private company in the water treatment industry with historical annual revenues of approximately $10,000,000. The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $8,215,000.

The purchase price was allocated to the assets acquired and assumed liabilities as follows: current assets $3,254,000; property and equipment $947,000; intangible assets $1,483,000 including customer relationships $480,000 (10-year life), covenant-not-to-compete $169,000 (3-year life) and trademarks and tradenames $834,000 (indefinite life); other assets $17,000; current liabilities $2,094,000; and long-term liabilities $636,000. The weighted average life of these intangible assets (excluding such assets with an indefinite life) was approximately 8 years. The excess purchase price of $5,244,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in the Company’s Water Treatment operating segment.

Mar Cor, based in Skippack, Pennsylvania with locations in Atlanta and Chicago, is a service-oriented company providing design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries.

In conjunction with the acquisition of Mar Cor, the Company amended its existing U.S. credit facilities to fund the cash consideration paid and costs associated with the acquisition, as discussed in note 8 to the Consolidated Financial Statements.

The reasons for the acquisitions of Biolab and Mar Cor were as follows: (i) the overall strategic fit of water treatment with the Company’s existing dialysis and filtration technology businesses; (ii) the opportunity to grow the Company’s existing businesses and the water treatment business by combining Minntech’s sales, marketing, and product development capabilities with Mar Cor’s regional field service organization and Biolab’s water treatment equipment design and manufacturing expertise; (iii) the opportunity to expand and diversify the Company’s infection prevention and control business, particularly within the pharmaceutical and biotechnology industries; and (iv) the expectation that the acquisitions would be accretive to the Company’s earnings per share.

Dyped

On September 12, 2003, the Company acquired the endoscope reprocessing systems and infection control technologies of Dyped, a private company based in The Netherlands. The total consideration for the transaction, including transaction costs, was approximately $1,812,000 and included a note payable in five annual installments with a present value of approximately $1,211,000 (with a face value of $1,505,000). The Company may pay additional purchase price of approximately $557,000 over a three year period contingent upon the achievement of certain research and development objectives. At July 31, 2004, none of the additional purchase price had been earned. The primary reason for the acquisition of Dyped was to expand Minntech’s technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with emerging European standards and future market requirements.

The purchase price was allocated to the assets acquired and assumed liabilities as follows: current assets $503,000; property and equipment $14,000; intangible assets $664,000 including current technology $585,000 (8-year life) and customer relationships $79,000 (4-year life); current liabilities $777,000; and long-term liabilities $232,000. The weighted average life of these intangible assets was approximately 7.5 years. The excess purchase price of $1,640,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in the Company’s Endoscope Reprocessing operating segment.

The acquisitions of Biolab, Mar Cor and Dyped contributed $10,790,000, $10,907,000 and $869,000, respectively, to the Company’s net sales for fiscal 2004. These three acquisitions did not have a significant impact upon net income for fiscal 2004.

Since the Biolab, Mar Cor, and Dyped acquisitions occurred in fiscal 2004, the results of operations of Biolab, Mar Cor and Dyped are not included in the Company’s results of operations for fiscal 2003 and 2002. Pro forma consolidated statements of income data for fiscal 2003 and 2002 have not been presented due to the insignificant impact of these three businesses on net income for fiscal 2004, the expectation that such impact would also be insignificant for fiscal 2003 and 2002, and the fact that pre-acquisition operating statement data in accordance with generally accepted accounting principles is not available for these three acquired businesses.

Saf-T-Pak

On June 1, 2004, the Company acquired all of the issued and outstanding stock of Saf-T-Pak, a private company located in Edmonton, Alberta with annual revenues of approximately $5,000,000 and annual operating income of approximately $1,800,000 for its latest fiscal year ended August 31, 2003. Saf-T-Pak is a designer and manufacturer of specialized packaging for the safe transport of infectious and biological specimens. Saf-T-Pak also offers a full array of compliance training services ranging from software and internet sessions to group seminars and private on-site programs.

The total consideration for the transaction, including transaction costs, was approximately $8,522,000. Under the terms of the purchase agreement, the Company may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,094,000 for the thirty-eight month period ending July 31, 2007, based upon Saf-T-Pak achieving specified targets of EBITDA. At July 31, 2004, none of the additional purchase price had been earned.

The purchase price was allocated to the assets acquired and assumed liabilities as follows: current assets $1,341,000; property and equipment $54,000; intangible assets $3,820,000 including current technology $2,035,000 (9-year weighted average life), customer relationships $1,119,000 (5-year weighted average life), and trademarks and tradenames $666,000 (indefinite life); current liabilities $584,000; and non-current deferred income tax liabilities $1,411,000. The weighted average life of these intangible assets (excluding such assets with an indefinite life) was approximately 7 years. The excess purchase price of $5,302,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in the Company’s Specialty Packaging operating segment.

The reasons for the acquisition of Saf-T-Pak were as follows: (i) the opportunity to expand and diversify the Company’s infection prevention and control business; (ii) the opportunity for Cantel to enter into the specialized packaging market for the transport of infectious and biological substances, which is a market that has undergone recent government regulatory changes creating attractive market dynamics; and (iii) the expectation that the acquisition will be accretive to the Company’s earnings per share.

The acquisition of Saf-T-Pak contributed $669,000 and $41,000 to the Company’s net sales and net income, respectively, for fiscal 2004. Since the Saf-T-Pak acquisition occurred in fiscal 2004, the results of operations of Saf-T-Pak are included for the portion of fiscal 2004 subsequent to its acquisition on June 1, 2004 and are excluded from the Company’s results of operations for fiscal 2003 and 2002.

Selected unaudited pro forma consolidated statements of income data assuming Saf-T-Pak was included in the Company’s results of operations as of the beginning of the years ended July 31, 2004 and 2003 is as follows:

	Year Ended July 31,
	2004	2003

Net sales	$173,584,000	$134,036,000
Net income	$11,083,000	$8,419,000
Earnings per share:
Basic	$1.17	$0.91
Diluted	$1.09	$0.85
Weighted average common shares:
Basic	9,458,000	9,268,000
Diluted	10,163,000	9,849,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the acquisition actually occurred at the beginning of fiscals 2004 and 2003, nor does it necessarily indicate the combined company’s future operating results.

The results presented in the selected unaudited pro forma consolidated statements of income data have been prepared using the following assumptions: (i) cost of sales reflects a step-up in the cost basis of Saf-T-Pak’s inventories; (ii) amortization of intangible assets based upon the final appraised fair values and useful lives of such assets; (iii) interest expense on the senior bank debt at an effective interest rate of 5% per annum; (iv) bonuses for former owners which relate to distributions of earnings have been decreased to be consistent with Cantel’s management incentive bonus structure; and (v) calculation of the income tax effects of the pro forma adjustments. All other operating results reflect actual performance.

In conjunction with the acquisition of Saf-T-Pak, Cantel amended its existing U.S. Revolving Credit Facility, as discussed in note 8 to the condensed consolidated financial statements.

There were no in-process research and development projects acquired in connection with the Biolab, Mar Cor, Dyped and Saf-T-Pak acquisitions.

Certain of the assumed liabilities relating to the Biolab, Mar Cor, Dyped and Saf-T-Pak acquisitions are subjective in nature. These liabilities have been reflected based upon the most recent information available and principally include certain potential income tax exposures. The ultimate settlement of such liabilities may be for amounts which are different from the amounts presently recorded. Settlements related to income tax exposures, if any, would be adjusted through goodwill.

4.                                      Inventories

A summary of inventories is as follows:

	July 31,
	2004	2003

Raw materials and parts	$6,632,000	$3,855,000
Work-in-process	2,065,000	2,118,000
Finished goods	13,756,000	11,927,000
Total	$22,453,000	$17,900,000

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

Carsen purchases and pays for a substantial portion of its products in United States dollars and sells its products in Canadian dollars, and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $18,600,000 (United States dollars) at July 31, 2004 ($12,721,000 at July 31, 2003) and cover a majority of Carsen’s projected purchases of inventories through July 2005.

In addition, changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, Minntech enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to €4,093,000 at July 31, 2004 (€6,700,000 at July 31, 2003) which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on August 31, 2004. Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

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

The Company entered into credit facilities in September 2001, as more fully described in note 8, for which the interest rate on outstanding borrowings is variable. In order to protect its interest rate exposure, the Company had entered into a three year interest rate cap agreement that expired on September 7, 2004 which capped the London Interbank Offered Rate (“LIBOR”) at 4.50% on $12,500,000 of the Company’s borrowings. This interest rate cap agreement has been designated as a cash flow hedge instrument. The cost of the interest rate cap, which is included in other assets, was $246,500 and was amortized to interest expense over the three year life of the agreement. The difference between its amortized cost and its fair value is recorded as an unrealized loss at July 31, 2004 and is included in accumulated other comprehensive income.

The fair values of the Company’s interest rate cap agreement and Carsen’s foreign currency forward contracts are based upon quoted market prices as provided by financial institutions which are parties to the agreements and are as follows:

	July 31,
	2004	2003

Interest rate cap agreement	$—	$—
Canadian foreign currency forward contracts	$18,341,000	$12,300,000

As of July 31, 2004 and 2003, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. The Company believes that as of July 31, 2004, the fair value of its long-term debt approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

6.                                      Intangibles and Goodwill

The Company’s intangible assets which continue to be subject to amortization consist primarily of technology, customer relationships,

non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years as of July 31, 2004. Amortization expense related to intangible assets was $1,282,000, $860,000 and $780,000 for fiscal 2004, 2003 and 2002, respectively. Intangible assets acquired in conjunction with the acquisitions are more fully described in note 3 to the Consolidated Financial Statements. The Company’s intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	July 31, 2004
	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$7,901,000	$(1,297,000)	$6,604,000
Customer relationships	5,114,000	(1,410,000)	3,704,000
Non-compete agreements	169,000	(56,000)	113,000
Patents and other registrations	155,000	(13,000)	142,000
	13,339,000	(2,776,000)	10,563,000
Trademarks and tradenames	3,334,000	—	3,334,000
Total intangible assets	$16,673,000	$(2,776,000)	$13,897,000

	July 31, 2003
	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$4,822,000	$(786,000)	$4,036,000
Customer relationships	2,695,000	(876,000)	1,819,000
Non-compete agreements	279,000	(264,000)	15,000
Patents and other registrations	114,000	(1,000)	113,000
	7,910,000	(1,927,000)	5,983,000
Trademarks and tradenames	1,015,000	—	1,015,000
Total intangible assets	$8,925,000	$(1,927,000)	$6,998,000

Estimated annual amortization expense of the Company’s intangible assets for the next five years is as follows:

Year Ending July 31,

2005	$1,552,000
2006	$1,552,000
2007	$1,487,000
2008	$1,310,000
2009	$991,000

During fiscal 2004, goodwill increased as follows:

	July 31, 2003	Acquisitions	Adjustments Primarily Relating to Income tax Exposure	Foreign Currency Translation	July 31, 2004

Dialysis	$9,074,000	$—	$(116,000)	$—	$8,958,000
Endoscopy and Surgical	195,000	—	—	12,000	207,000
Endoscope Reprocessing	4,474,000	1,640,000	—	131,000	6,245,000
Water Treatment	—	9,677,000	—	230,000	9,907,000
Filtration and Separation	2,655,000	—	(80,000)	—	2,575,000
All Other	—	5,302,000	—	136,000	5,438,000
Total	$16,398,000	$16,619,000	$(196,000)	$509,000	$33,330,000

On July 31, 2004 and 2003, management performed impairment studies of the Company’s goodwill and trademark and tradenames and concluded that such assets were not impaired.

7.                                      Warranties

A summary of activity in the warranty reserves follows:

	Year Ended July 31,
	2004	2003

Beginning balance	$353,000	$344,000
Provisions	1,137,000	1,246,000
Charges	(886,000)	(1,239,000)
Foreign currency translation	1,000	2,000
Acquisitions	53,000	—
Ending balance	$658,000	$353,000

The warranty provisions and charges during fiscal 2004 and 2003 relate principally to the Company’s endoscope reprocessing products.

8.                                      Financing Arrangements

In conjunction with the acquisition of Minntech on September 7, 2001, the Company entered into credit facilities to fund the financed portion of the cash consideration paid in the merger and costs associated with the merger, as well as to establish new working capital credit facilities. Such credit facilities included (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the “Term Loan Facility”) used by Cantel to finance a portion of the Minntech acquisition, (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the “U.S. Revolving Credit Facility”) used by Cantel to finance a portion of the Minntech acquisition as well as being available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (Cantel and Minntech are collectively referred to as the “U.S. Borrowers”)(the Term Loan Facility and the U.S. Revolving Credit Facility are collectively referred to as the “U.S. Credit Facilities”), and (iii) a

$5,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the “Canadian Borrower”) with a Canadian bank (the “Canadian Revolving Credit Facility”) available for Carsen’s future working capital requirements (the U.S. Credit Facilities and the Canadian Revolving Credit Facility are collectively referred to as the “Credit Facilities”).

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

Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lenders’ base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company’s consolidated ratio of debt to EBITDA. The base rates associated with the U.S. lenders and the Canadian lender were 4.25% and 3.75%, respectively, at July 31, 2004, and the LIBOR rates ranged from 1.36% to 1.50% at July 31, 2004. The margins applicable to the Company’s outstanding borrowings at July 31, 2004 are 1.25% above the lenders’ base rate and 2.50% above LIBOR. At July 31, 2004, all of the Company’s outstanding borrowings were under LIBOR contracts. In order to protect its interest rate exposure, the Company had entered into a three year interest rate cap agreement that expired on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which capped LIBOR on this portion of outstanding borrowings at 4.50%. The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company’s consolidated ratio of debt to EBITDA.

The U.S. Credit Facilities provide for available borrowings based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock and Saf-T-Pak stock owned by Cantel); and are guaranteed by Minntech and Mar Cor. As of July 31, 2004, the Company was in compliance with the financial covenants under the U.S. Credit Facilities.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower and Biolab. As of July 31, 2004, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility.

At July 31, 2003, the Company had $20,750,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility. In conjunction with the Mar Cor acquisition on August 1, 2003, the Company borrowed an additional $9,050,000; therefore, immediately after such acquisition, the Company had $29,800,000 outstanding under the U.S. Credit Facilities, including $25,000,000 under the Term Loan Facility. The Biolab acquisition did not require any borrowings under the Canadian Revolving Credit Facility. In conjunction with the Saf-T-Pak acquisition on June 1, 2004, the Company borrowed $8,351,000 under its Revolving Credit Facility. During fiscal 2004, the Company repaid $10,151,000 under the U.S. Revolving Credit Facility and $3,000,000 under the Term Facility; therefore, at July 31, 2004, the Company had $25,000,000 outstanding under its Credit Facilities, including $22,000,000 under the Term Loan Facility.

The maturities of the Credit Facilities are described in note 10 to the Consolidated Financial Statements.

9.                                      Income Taxes

The consolidated effective tax rate was 38.5%, 35.2% and 35.7% for fiscal 2004, 2003, and 2002, respectively, and reflects income tax expense for the Company’s United States and international operations at their respective statutory rates.

The provision for income taxes consists of the following:

	Year Ended July 31,
	2004		2003		20020
	Current	Deferred	Current	Deferred	Current	Deferred .

United States:
Federal	$183,000	$2,842,000	$356,000	$734,000	$(109,000)	$763,000
State	434,000	(65,000)	293,000	120,000	331,000	160,000
Canada	3,327,000	(175,000)	1,973,000	7,000	1,755,000	(57,000)
Netherlands	—	(30,000)	658,000	—	861,000	—
Japan	144,000	—	15,000	149,000	—	274,000
Total	$4,088,000	$2,572,000	$3,295,000	$1,010,000	$2,838,000	$1,140,000

The geographic components of income from operations before income taxes are as follows:

	Year Ended July 31,
	2004	2003	2002

United States	$8,769,000	$3,856,000	$2,883,000
Canada	8,708,000	5,280,000	4,390,000
Netherlands	(483,000)	2,715,000	3,248,000
Japan	320,000	364,000	609,000
Total	$17,314,000	$12,215,000	$11,130,000

The effective tax rate differs from the United States statutory tax rate (34%) due to the following:

	Year Ended July 31,
	2004	2003	2002
Expected statutory tax	$5,887,000	$4,153,000	$3,784,000
Differential attributable to foreign operations:
Canada	190,000	185,000	185,000
Netherlands	134,000	(265,000)	(379,000)
Japan	35,000	40,000	67,000
State and local taxes	230,000	261,000	381,000
Extraterritorial income exclusion	(39,000)	(55,000)	(76,000)
Tax reserve provision	232,000	—	—
Other	(9,000)	(14,000)	16,000
Total	$6,660,000	$4,305,000	$3,978,000

Deferred income tax assets and liabilities are comprised of the following:

	Year Ended July 31,
	2004	2003
Current deferred tax assets:
Accrued expenses	$1,744,000	$1,313,000
Inventories	985,000	1,235,000
Allowance for doubtful accounts	77,000	179,000
Research and development credit carryforward	—	53,000
Current deferred tax assets	$2,806,000	$2,780,000

Non-current deferred tax assets:
Goodwill	$230,000	$65,000
Other long-term liabilities	632,000	737,000
Domestic NOLs	2,605,000	4,473,000
Foreign NOLs	75,000	—
	3,542,000	5,275,000
Non-current deferred tax liabilities:
Property and equipment	(2,926,000)	(2,694,000)
Intangible assets	(5,473,000)	(2,208,000)
Cumulative translation adjustment	(920,000)	(336,000)
Tax on unremitted foreign earnings	(1,756,000)	(1,952,000)
	(11,075,000)	(7,190,000)
Net non-current deferred tax liabilities	$(7,533,000)	$(1,915,000)

Deferred tax assets and liabilities have been adjusted for changes in statutory tax rates as appropriate. Such changes only have a significant impact in the United States where substantially all of the Company’s deferred tax items exist. Such deferred tax items reflect a revised combined U.S. Federal and state effective rate of 37% for fiscal 2004, which change during fiscal 2004 was necessary to reflect a lower estimated overall state tax rate and resulted in a state tax benefit of approximately $143,000.

Prior to fiscal 2002, the Company had deferred tax assets related to NOLs and cumulative temporary differences which were fully offset by a valuation allowance since the Company was not assured at that time that it was more likely than not that a benefit would be realized. However, the valuation allowance related to the Company’s NOLs and cumulative temporary differences was eliminated during fiscal 2002 in connection with the purchase accounting for the Minntech acquisition based upon an assessment of the combined companies expected future results of operations.

For domestic tax reporting purposes, the Company has NOLs of approximately $7,662,000 at July 31, 2004, which substantially expire through July 31, 2013. The NOLs presented are based upon the tax returns as filed through fiscal 2003, as well as an estimate of fiscal 2004 taxable income, and are subject to examination by the Internal Revenue Service.

A portion of the undistributed earnings of the Company’s foreign subsidiaries amounting to $15,586,000 was considered to be indefinitely reinvested at July 31, 2004. Accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings.

The Company had income tax reserves totaling $4,000,000 and $3,400,000 at July 31, 2004 and 2003, respectively.

10.                               Commitments and Contingencies

Distribution Agreements

Olympus/Carsen Agreement

The majority of Carsen’s sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to an agreement with Olympus America Inc. (the “Olympus Agreement”), and the majority of Carsen’s sales of scientific products related to industrial technology equipment have been made pursuant to an agreement with Olympus Industrial America Inc. (the “Olympus Industrial Agreement”)(collectively the “Olympus Agreements”), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada. All products sold by Carsen pursuant to the Olympus Agreements bear the trademark of Olympus or its affiliates.

Carsen was subject to minimum purchase requirements under the Olympus Agreement during the contract year ended March 31, 2004, which Carsen has satisfied. Both agreements expired on March 31, 2004; however, the Olympus Agreement provided that if Carsen fulfilled its obligations thereunder, the Olympus Agreement would be extended through March 31, 2006. Accordingly, the Olympus Agreement has been extended through March 31, 2006 and new minimum purchase requirements of $20,600,000 and $23,500,000 for the contract years ending March 31, 2005 and 2006, respectively, have been established for the extended term. The Olympus Industrial Agreement was renewed and expires March 31, 2006. There are no minimum purchase requirements under the Olympus Industrial Agreement.

During the term of the Olympus Agreements and for one year thereafter, Carsen has agreed that it will not manufacture, distribute, sell or represent for sale in Canada any products which are competitive with the Olympus products covered by the Olympus Agreements.

The Olympus Agreements generally prohibit both Olympus and Carsen from hiring any employee of the other party for a period of one year after the conclusion of the employee’s employment with such other party. This prohibition remains in effect during the term of the Olympus Agreements and the first year thereafter.

Subject to an allowance of a 10% shortfall from the minimum purchase requirements, if Carsen fails to meet such requirements for microscopy products, then Olympus has the option to terminate or restructure the Olympus Agreement as it pertains to microscopy products; if Carsen fails to meet such requirements for endoscopy and surgical products, then Olympus has the option to terminate or restructure the entire Olympus Agreement. Olympus may also terminate the Olympus Agreement if Carsen breaches its other obligations under the Olympus Agreement.

MediVators/Olympus Agreement

Effective August 1, 2003, Minntech renewed its distribution agreement with Olympus (the “MediVators Agreement”) which grants Olympus the exclusive right to distribute the majority of the Company’s endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico. Failure by Olympus to achieve the minimum purchase projections in any contract year gives Minntech the option to terminate the MediVators Agreement. The MediVators Agreement expires on August 1, 2006. All equipment sold by Olympus pursuant to this agreement bears both the “Olympus” and “MediVators” trademarks. Net sales to Olympus accounted for 9.7%, 10.4%, and 9.5% of the Company’s net sales in fiscal 2004, 2003 and 2002, respectively.

In addition, the MediVators Agreement stipulates that (i) units are to be manufactured based upon the receipt of a written purchase order from Olympus specifying the model and number of units to be manufactured (“completed units”); (ii) completed units must be ready for shipment and segregated in a designated section of the Company’s warehouse reserved only for Olympus; (iii) title to completed units, including risk of loss, passes to Olympus; (iv) completed units are insured by Olympus (v) completed units are invoiced to Olympus with 30 day payment terms and such receivables are generally satisfied within such terms; (vi) Olympus has no right of return; and (vii) upon notification from Olympus, completed units are shipped to the Olympus customer, with all shipping costs borne by Olympus. Minntech has no further performance obligations on completed units, there are no exceptions or contingencies to Olympus’ commitment to accept and pay for these units and completed units held for Olympus by Minntech generally do not exceed three months of anticipated Olympus shipments.

Despite the fact that Olympus historically has not achieved the minimum purchase projections, the Company has elected not to terminate or significantly restructure the MediVators Agreement because the Company believes that Olympus’ existing domestic distribution capabilities continue to provide the Company with the broadest distribution and profit potential for its endoscope reprocessing products.

Contractual Obligations

In conjunction with the Dyped acquisition on September 12, 2003, the Company issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At July 31, 2004, approximately $1,475,000 of this note was outstanding using the exchange rate on July 31, 2004. Such note is non-interest bearing and has been recorded at its present value of $1,241,000 at July 31, 2004. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Aggregate annual required payments over the next five years and thereafter under the Company’s contractual obligations which have long-term components are as follows:

	Year Ending July 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(Amounts in thousands)

Maturities of the Credit Facilities	$3,000	$5,000	$6,000	$11,000	$—	$—	$25,000
Minimum purchase requirements under the Olympus Agreement	20,600	23,500	—	—	—	—	44,100
Minimum commitments under operating leases	1,677	802	476	237	193	1,442	4,827
Note payable - Dyped	181	181	512	601	—	—	1,475
Employment agreements	1,378	697	519	105	105	105	2,909
Deferred compensation	36	36	36	24	25	1,257	1,414
	$26,872	$30,216	$7,543	$11,967	$323	$2,804	$79,725

The maturities of the Credit Facilities reflect the repayment terms under the Credit Facilities, as amended. Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed. The amount maturing in fiscal 2008 includes the $3,000,000 outstanding at July 31, 2004 under the U.S. Revolving Credit Facility since such amount is required to be repaid prior to the expiration date of this facility.

Minimum commitments under operating leases include minimum rental commitments for the Company’s warehouses, office space and equipment. Two of the more significant leases that contain options to renew or escalation clauses are the building leases for Carsen and Mar Cor. Carsen’s building lease, which provides for monthly base rent of approximately $12,000 and expires in July 2005, contains an option to renew for five years. Mar Cor’s building lease expires in July 2016 and provides for monthly base rent of approximately $14,300 during fiscal 2005 and escalates annually to approximately $18,200 in fiscal 2016. Cantel has guaranteed the Mar Cor building lease through January 2010.

Rent expense related to operating leases aggregated $1,967,000, $1,339,000 and $1,310,000 for fiscal 2004, 2003 and 2002, respectively.

11.                               Stockholders’ Equity

In May 2002, the Company issued 3,143,000 additional shares in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on May 14, 2002 to stockholders of record on May 7, 2002. The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts in the Consolidated Statements of Changes in Stockholders’ Equity and Notes to Consolidated Financial Statements.

An aggregate of 2,000,000 shares of Common Stock was reserved for issuance or available for grant under the Company’s 1997 Employee Stock Option Plan, as amended (the “1997 Employee Plan”), through October 15, 2007. Options under the 1997 Employee Plan are granted at no less than 100% of the market price at the time of the grant, typically qualify as incentive stock options, typically become exercisable in four equal annual installments and expire up to a maximum of ten years from the date of the grant. In December 2003, the 1997 Employee Plan was amended to permit the grant of options that do not qualify as incentive stock options. At July 31, 2004, options to purchase 986,017 shares of Common Stock were outstanding under the 1997 Employee Plan and 442,848 shares were available for grant.

An aggregate of 300,000 shares of Common Stock was reserved for issuance or available for grant under the Company’s 1991 Directors’ Stock Option Plan (the “1991 Directors’ Plan”), which expired in fiscal 2001. All options outstanding at July 31, 2001 under the 1991 Directors’ Plan do not qualify as incentive stock options, have a term of ten years and are exercisable in full. At July 31, 2004, options to purchase 72,000 shares of Common Stock were outstanding under the 1991 Directors’ Plan. No additional options will be granted under the 1991 Directors’ Plan.

An aggregate of 300,000 shares of Common Stock was reserved for issuance or available for grant under the Company’s 1998 Directors’ Stock Option Plan, as amended (the “1998 Directors’ Plan”). Options under the 1998 Directors Plan are granted to directors only at no less than 100% of the market price at the time of grant. In December 2003, the 1998 Directors’ Plan was amended to provide automatic grants of options to purchase 15,000 shares of common stock to each newly appointed or elected director. Under the plan, options to purchase 1,500 shares are granted annually on the last business day of the Company’s fiscal year to each member of the Company’s Board of Directors. The annual options are exercisable, as to 50% of the number of shares, on the first anniversary of the grant of such options and are exercisable for the balance of such shares on the second anniversary of the grant of such options. On a quarterly basis, options to purchase 750 shares are granted to each member of the Company’s Board, except for employees of the Company, in attendance at that quarter’s regularly scheduled Board of Directors meeting. The quarterly options are exercisable immediately. Options granted prior to July 31, 2000 have a term of ten years and options granted on or after July 31, 2000 have a term of five years. Options granted under the 1998 Directors’ Plan do not qualify as incentive stock options. At July 31, 2004, options to purchase 153,750 shares of Common Stock were outstanding under the 1998 Directors’ Plan and 119,250 shares were available for grant.

The Company also has outstanding 285,333 non-plan options at July 31, 2004 which have been granted at the market price at the time of grant and expire up to a maximum of ten years from the date of grant. These non-plan options do not qualify as incentive stock options.

A summary of stock option activity follows:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding at July 31, 2001	1,136,786	$4.79
Granted	636,828	13.31
Canceled	(120,087)	11.37
Exercised	(190,535)	4.36
Outstanding at July 31, 2002	1,462,992	8.01
Granted	156,000	11.71
Canceled	(15,368)	11.83
Exercised	(89,439)	4.87
Outstanding at July 31, 2003	1,514,185	8.54
Granted	479,875	14.89
Canceled	(43,030)	14.75
Exercised	(453,930)	8.02
Outstanding at July 31, 2004	1,497,100	$10.55

Exercisable at July 31, 2002	798,973	$5.55

Exercisable at July 31, 2003	950,149	$6.75

Exercisable at July 31, 2004	818,909	$8.02

The following table summarizes additional information related to stock options outstanding at July 31, 2004:

		Options Outstanding			Options Exercisable
			Weighted
			Average
			Remaining	Weighted		Weighted
		Number	Contractual	Average	Number	Average
Range of		Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices		at July 31, 2004	(Months)	Price	at July 31, 2004	Price

$3.00	- $6.83	519,076	41	$4.52	519,070	$4.52
$7.75	- $12.40	449,277	32	$12.05	122,500	$12.10
$12.95	- $25.70	528,747	49	$15.21	177,339	$15.42
$3.00	- $25.70	1,497,100	41	$10.55	818,909	$8.02

12.                               Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income consists of the following:

	July 31,
	2004	2003

Unrealized loss on interest rate cap, net of tax	$(5,000)	$(60,000)
Unrealized loss on currency hedging, net of tax	(166,000)	(167,000)
Accumulated translation adjustment, net of tax	3,316,000	1,482,000
	$3,145,000	$1,255,000

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended July 31,
	2004	2003	2002
Numerator for basic and diluted earnings per share:
Net income	$10,654,000	$7,910,000	$7,152,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	9,458,402	9,267,625	8,881,743

Dilutive effect of options using the treasury stock method and the average market price for the year	704,369	580,917	832,468

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	10,162,771	9,848,542	9,714,211

Basic earnings per share:	$1.13	$0.85	$0.81

Diluted earnings per share:	$1.05	$0.80	$0.74

14.                               Retirement Plans

The Company has a 401(k) Savings and Retirement Plan for the benefit of eligible United States employees. Contributions by the Company are both discretionary and non-discretionary and are limited in any year to the amount allowable by the Internal Revenue Service.

Carsen has a profit-sharing plan for the benefit of its eligible Canadian employees. Contributions by Carsen are discretionary and aggregate contributions are limited in any year to the amount allowable as a deduction in computing taxable income.

Aggregate employer contributions under these plans were $681,000, $579,000 and $649,000 for fiscal 2004, 2003 and 2002, respectively.

15.                               Supplemental Cash Flow Information

Interest paid was $1,093,000, $1,275,000 and $1,619,000 for fiscal 2004, 2003 and 2002, respectively.

Income tax payments were $2,750,000, $4,963,000 and $3,531,000 for fiscal 2004, 2003 and 2002, respectively.

Included in the fiscal 2003 income tax payments are overpayments of foreign taxes which were refunded to the Company in fiscal 2004. Such refunds were included in the fiscal 2004 income tax payments above.

16.                               Information as to Operating Segments and Foreign and Domestic Operations

Cantel is a healthcare company providing infection prevention and control products which include specialized medical device reprocessing systems, water treatment systems, sterilants, diagnostic imaging and therapeutic medical equipment primarily focused on endoscopy, hollow fiber membrane filtration and separation technologies for medical and non-medical applications, and specialized packaging for infectious and biological specimens. The Company also sells scientific instruments and provides technical maintenance and compliance training services for its products.

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company has determined its reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by management in analyzing segment performance are net sales and operating income. During fiscal 2004, the Company changed its internal reporting processes to include Product Service with the corresponding product segments to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. Previously, Product Service was reported as a separate business segment. All prior period segment results have been restated to reflect this change.

The Company’s segments are as follows:

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies, concentrates and electronic equipment related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. This segment also includes a dialyzer reprocessing center where dialyzers are cleaned, tested, inspected, sterilized and returned to third-party clinics.

Endoscopy and Surgical, which includes diagnostic and therapeutic medical equipment such as flexible and rigid endoscopes, surgical equipment and related accessories that are sold to hospitals. Additionally, this segment includes technical maintenance service on its products.

Endoscope Reprocessing, which include endoscope disinfection equipment and related accessories and supplies that are sold to hospitals, clinics and physicians. Additionally, this segment includes technical maintenance service on its products.

Water Treatment, which includes water treatment equipment design, project management, installation, maintenance, deionization and mixing systems for the medical, pharmaceutical, biotechnology, research, beverage and semiconductor industries.

Filtration and Separation, which includes hollow fiber filter devices and ancillary products for use in cardiosurgery as well as for high-purity fluid and gas filtration systems in the pharmaceutical, electronics, medical, and biotechnology industries.

All Other

The All Other segment is comprised of the Scientific operating segment and the Company’s new operating segment, Specialty Packaging, which was added as a result of the Saf-T-Pak acquisition on June 1, 2004. In accordance with quantitative thresholds established by SFAS 131, the Company has combined the Scientific operating segment and the Specialty Packaging operating segment into the All Other segment.

Scientific, which includes microscopes and high performance image analysis hardware and related accessories that are sold to educational institutions, hospitals and government and industrial laboratories, and industrial technology equipment such as borescopes, fiberscopes and video image scopes that are sold primarily to large industrial companies. Additionally, this segment includes technical maintenance service on its products.

Specialty Packaging, which include specialized packaging for the safe transport of infectious and biological specimens, and compliance training services ranging from software and internet sessions to group seminars and private on-site programs.

Since the acquisitions of Biolab, Mar Cor, Dyped and Saf-T-Pak occurred in fiscal 2004, the results of operations of these acquisitions are included in the accompanying segment information for the portion of fiscal 2004 subsequent to the dates of the acquisitions and are excluded from the accompanying segment information for fiscals 2003 and 2002. The accompanying segment information for fiscal 2002 does not include the results of operations of Minntech for the portion of fiscal 2002 prior to its acquisition on September 7, 2001.

The operating segments follow the same accounting policies used for the Company’s Consolidated Financial Statements as described in note 2.

Information as to operating segments is summarized below:

	Year Ended July 31,
	2004	2003	2002

Net sales:
Dialysis	$60,810,000	$59,507,000	$55,228,000
Endoscopy and Surgical	34,611,000	24,055,000	23,428,000
Endoscope Reprocessing	25,952,000	20,326,000	18,216,000
Water Treatment	21,697,000	—	—
Filtration and Separation	15,136,000	15,115,000	14,408,000
All Other	11,787,000	10,254,000	8,714,000.
Total	$169,993,000	$129,257,000	$119,994,000

Operating income:
Dialysis	$6,702,000	$6,513,000	$6,298,000
Endoscopy and Surgical	8,404,000	4,600,000	4,336,000
Endoscope Reprocessing	3,469,000	1,216,000	2,026,000
Water Treatment	312,000	—	—
Filtration and Separation	3,511,000	3,218,000	3,232,000
All Other	225,000	751,000	254,000
	22,623,000	16,298,000	16,146,000
General corporate expenses	(3,727,000)	(2,757,000)	(2,840,000)
Interest expense, net	(1,582,000)	(1,326,000)	(2,176,000)

Income before income taxes	$17,314,000	$12,215,000	$11,130,000

	Year Ended July 31,
	2004	2003	2002

Identifiable assets:
Dialysis	$40,930,000	$43,275,000	$49,751,000
Endoscopy and Surgical	15,290,000	13,247,000	9,815,000
Endoscope Reprocessing	19,316,000	15,364,000	13,338,000
Water Treatment	22,352,000	—	—
Filtration and Separation	13,603,000	14,857,000	15,922,000
All Other	16,558,000	4,543,000	4,469,000
General corporate, including cash and cash equivalents	18,318,000	18,524,000	14,519,000
Total	$146,367,000	$109,810,000	$107,814,000

Capital expenditures:
Dialysis	$728,000	$627,000	$943,000
Endoscopy and Surgical	68,000	74,000	154,000
Endoscope Reprocessing	398,000	188,000	190,000
Water Treatment	549,000	—	—
Filtration and Separation	155,000	188,000	75,000
All Other	18,000	12,000	15,000
General corporate	2,000	6,000	213,000
Total	$1,918,000	$1,095,000	$1,590,000

Depreciation and amortization:
Dialysis	$1,956,000	$2,293,000	$2,096,000
Endoscopy and Surgical	151,000	143,000	188,000
Endoscope Reprocessing	614,000	422,000	338,000
Water Treatment	768,000	—	—
Filtration and Separation	482,000	642,000	728,000
All Other	154,000	49,000	61,000
General corporate	28,000	27,000	23,000
Total	$4,153,000	$3,576,000	$3,434,000

Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

	Year Ended July 31,
	2004	2003	2002

Net sales:
United States	$97,820,000	$79,360,000	$72,668,000
Canada	54,955,000	36,524,000	34,093,000
Asia/Pacific	8,242,000	7,837,000	7,049,000
Europe/Africa/Middle East	6,652,000	4,429,000	5,079,000
Latin America/South America	2,324,000	1,107,000	1,105,000
Total	$169,993,000	$129,257,000	$119,994,000

Total long-lived assets:
United States	$20,223,000	$21,095,000	$22,440,000
Canada	2,852,000	1,286,000	1,048,000
Asia/Pacific	11,000	2,000	10,000
Europe	2,191,000	2,101,000	2,014,000
Total	$25,277,000	$24,484,000	$25,512,000

17.                               Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended July 31, 2004 and 2003:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
Net sales	$36,849,000	$41,096,000	$46,898,000	$45,150,000
Gross Profit	$13,173,000	$15,119,000	$17,252,000	$16,912,000
Income before interest, other income and income taxes	$3,229,000	$4,615,000	$5,434,000	$5,618,000
Net income	$1,795,000	$2,573,000	$3,094,000	$3,192,000
Earnings per share:
Basic	$0.19	$0.28	$0.33	$0.33
Diluted	$0.18	$0.26	$0.30	$0.31

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
Net sales	$28,373,000	$34,427,000	$32,848,000	$33,609,000
Gross Profit	$10,770,000	$12,544,000	$12,394,000	$12,486,000
Income before interest, other income and income taxes	$2,326,000	$4,165,000	$3,829,000	$3,221,000
Net income	$1,269,000	$2,380,000	$2,223,000	$2,038,000
Earnings per share: (1)
Basic	$0.14	$0.26	$0.24	$0.22
Diluted	$0.13	$0.24	$0.23	$0.21

(1) The summation of quarterly earnings per share does not equal the fiscal year earnings per share due to rounding.

18.                               Legal Proceedings

In the normal course of business, the Company is subject to pending and threatened legal actions. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

In November 2003, the Company received a letter from the bankruptcy trustee of LifeStream International, Inc., a former customer, seeking to recover approximately $1,227,000 in trade payments made by such customer to Minntech within the ninety day period prior to their bankruptcy petition filing date. After consultation with the Company’s legal counsel, the Company accrued $400,000 during the three months ended April 30, 2004, which represented management’s best estimate for the possible exposure, including legal fees, related to this claim. On August 10, 2004, the Company settled the claim for approximately $145,000 including legal fees. Accordingly, the Company decreased its accrual by $255,000 at July 31, 2004.

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

CANTEL MEDICAL CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance
	Beginning			(Deductions)	Translation	at End
	of Period	Additions		Recoveries	Adjustments	of Period

Allowance for doubtful accounts:

Year ended July 31, 2004	$1,126,000	$504,000	(1)	$(305,000)	$47,000	$1,372,000

Year ended July 31, 2003	$1,041,000	$220,000		$(216,000)	$81,000	$1,126,000

Year ended July 31, 2002	$62,000	$1,278,000	(2)	$(322,000	$23,000	$1,041,000

(1)                            Includes $145,000 recorded in connection with the purchase accounting for the Biolab, Mar Cor, Dyped and Saf-T-Pak acquisitions, and $359,000 charged to expense during fiscal 2004.

(2)                            Includes $806,000 recorded in connection with the purchase accounting for the Minntech acquisition, and $472,000 charged to expense during fiscal 2002.

