Form 10-Q
period 2004-10-31
CANTEL MEDICAL CORP
filed 2004-12-10
CIK 19446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

Form 10-Q

☒                                 Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004.

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

(973) 890-7220
Registrant’s telephone number, including area code

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

Number of shares of Common Stock outstanding as of November 30, 2004: 9,791,775

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2004	2004
Assets
Current assets:
Cash and cash equivalents	$19,174	$17,862
Accounts receivable, net of allowance for doubtful accounts of $1,081 at October 31 and $1,372 at July 31	28,084	29,324
Inventories:
Raw materials	7,499	6,632
Work-in-process	2,377	2,065
Finished goods	14,116	13,756
Total inventories	23,992	22,453
Deferred income taxes	3,408	2,806
Prepaid expenses and other current assets	2,138	1,418
Total current assets	76,796	73,863
Property and equipment, net	22,930	22,715
Intangible assets, net	14,145	13,897
Goodwill	34,373	33,330
Other assets	2,470	2,562
	$150,714	$146,367
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,500	$3,000
Accounts payable	10,663	10,325
Compensation payable	3,623	3,450
Accrued expenses	8,862	7,403
Income taxes payable	1,146	2,950
Total current liabilities	27,794	27,128

Long-term debt	17,750	22,000
Deferred income taxes	9,845	7,533
Other long-term liabilities	3,258	3,195

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, $.10 par value; authorized 20,000,000 shares; October 31 - 10,067,388 shares issued and 9,774,160 shares outstanding; July 31 - 10,034,382 shares issued and 9,741,154 shares outstanding	1,007	1,003
Additional capital	54,225	53,817
Retained earnings	33,300	30,193
Accumulated other comprehensive income	5,182	3,145
Treasury Stock, at cost; October 31 and July 31 - 293,228 shares	(1,647)	(1,647)
Total stockholders’ equity	92,067	86,511
	$150,714	$146,367

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended October 31,
	2004	2003
Net sales:
Product sales	$39,827	$31,905
Product service	5,515	4,944
Total net sales	45,342	36,849

Cost of sales:
Product sales	24,562	20,392
Product service	3,565	3,284
Total cost of sales	28,127	23,676

Gross profit	17,215	13,173

Operating expenses:
Selling	5,408	4,700
General and administrative	5,450	4,174
Research and development	984	1,070
Total operating expenses	11,842	9,944

Income before interest, other income and income taxes	5,373	3,229

Interest expense	429	452
Interest income	(78)	(23)
Other income	—	(14)

Income before income taxes	5,022	2,814

Income taxes	1,915	1,019

Net income	$3,107	$1,795

Earnings per common share:
Basic	$0.32	$0.19

Diluted	$0.29	$0.18

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended October 31,
	2004	2003

Cash flows from operating activities
Net income	$3,107	$1,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,119	1,120
Amortization of debt issuance costs	161	132
Loss on disposal of fixed assets	14	—
Deferred income taxes	978	329
Changes in assets and liabilities:
Accounts receivable	2,504	1,450
Inventories	(465)	638
Prepaid expenses and other current assets	(661)	(933)
Accounts payable and accrued expenses	(536)	(2,759)
Income taxes payable	(1,867)	33
Net cash provided by operating activities	4,354	1,805

Cash flows from investing activities
Capital expenditures	(698)	(432)
Acquisition of Biolab, net of cash acquired	—	(7,782)
Acquisition of Mar Cor, net of cash acquired	—	(7,979)
Acquisition of Dyped, net of cash acquired	—	(696)
Other, net	(4)	(285)
Net cash used in investing activities	(702)	(17,174)

Cash flows from financing activities
Borrowings under term loan facility	—	4,250
Borrowings under revolving credit facilities	—	4,800
Repayments under term loan facility	(750)	(750)
Repayments under revolving credit facilities	(3,000)	—
Proceeds from exercises of stock options	398	74
Net cash (used in) provided by financing activities	(3,352)	8,374

Effect of exchange rate changes on cash and cash equivalents	1,012	472

Increase (decrease) in cash and cash equivalents	1,312	(6,523)
Cash and cash equivalents at beginning of period	17,862	17,018
Cash and cash equivalents at end of period	$19,174	$10,495

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                   Basis of Presentation

                The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X.  Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Medical Corp. (the “Company” or “Cantel”) on Form 10-K for the fiscal year ended July 31, 2004 (the “2004 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                The unaudited interim financial statements reflect all adjustments (consisting of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

                The condensed consolidated balance sheet at July 31, 2004 was derived from the audited consolidated balance sheet of the Company at that date.

                Cantel had five operating companies (collectively, with Cantel, referred to as the “Company”) at July 31, 2004.  Minntech Corporation (“Minntech”), Carsen Group Inc. (“Carsen”), Mar Cor Services, Inc. (“Mar Cor”), and Saf-T-Pak, Inc. (“Saf-T-Pak”) are wholly-owned operating subsidiaries of Cantel.  Biolab Equipment Ltd. (“Biolab”) is a wholly-owned operating subsidiary of Carsen.

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

                Biolab and Mar Cor, which were acquired on August 1, 2003, provide water treatment equipment design, project management, installation, maintenance, deionization and mixing systems to the medical, pharmaceutical, biotechnology, research, beverage and semiconductor industries.

                Saf-T-Pak, which was acquired on June 1, 2004, provides specialty packaging products and compliance training services for the safe transport of infectious and biological specimens.

                The acquisitions of Dyped, Biolab, Mar Cor and Saf-T-Pak are more fully described in note 3 to the condensed consolidated financial statements.

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

Note 2.                   Stock-Based Compensation

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

	Three Months Ended October 31,
	2004	2003
Net income:
As reported	$3,107,000	$1,795,000
Stock-based employee compensation expense determined under fair value based model, net of tax	(460,000)	(317,000)
Pro forma	$2,647,000	$1,478,000

Earnings per common share - basic:
As reported	$0.32	$0.19
Pro forma	$0.27	$0.16

Earnings per common share - diluted:
As reported	$0.29	$0.18
Pro forma	$0.25	$0.15

The pro forma effect on net income for these periods may not be representative of the pro forma effect on net income in future periods.

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and the expected life of the option.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

                During the three months ended October 31, 2004, 33,006 shares of common stock were issued from the exercise of stock options.

Note 3.                                                          Acquisitions

                Biolab

On August 1, 2003, the Company acquired all of the issued and outstanding stock of Biolab, a private company in the water treatment industry with historical pre-acquisition annual revenues of approximately $10,000,000. Biolab designs, manufactures, sells and provides maintenance and installation services for high purity water systems for the medical, pharmaceutical, biotechnology, research, beverage and semiconductor industries.  Biolab has locations in Oakville, Ontario and Dorval, Quebec.

The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $7,876,000.  Under the terms of the purchase agreement, the Company may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,000,000 for the three year period ending July 31, 2006, based upon Biolab achieving specified targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of October 31, 2004, none of the additional consideration had been earned.

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

                Mar Cor

On August 1, 2003, the Company acquired all of the issued and outstanding stock of Mar Cor, a private company in the water treatment industry with historical pre-acquisition annual revenues of approximately $10,000,000. Mar Cor, based in Skippack, Pennsylvania with locations in Atlanta and Chicago, is a service-oriented company providing design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries.

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

The acquisitions of Biolab and Mar Cor are reflected in the Company’s results of operations for the three months ended October 31, 2004 and 2003.

Dyped

On September 12, 2003, the Company acquired the endoscope reprocessing systems and infection control technologies of Dyped, a private company based in The Netherlands.  The total consideration for the transaction, including transaction costs, was approximately $1,812,000 and included a note payable in five annual installments with a present value of approximately $1,211,000 (with a face value of $1,505,000).  The Company may pay additional purchase price of approximately $557,000 over a three year period contingent upon the achievement of certain research and development objectives.  At October 31, 2004, none of the additional purchase price had been earned.  The primary reason for the acquisition of Dyped was to expand Minntech’s technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with emerging European standards and future market requirements.

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

Dyped is reflected in the Company’s results of operations for the portion of the three months ended October 31, 2003 subsequent to its acquisition on September 12, 2003.  The acquisition of Dyped did not have a significant impact upon sales and net income for the three months ended October 31, 2004 and 2003.

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

The total consideration for the transaction, including transaction costs, was approximately $8,522,000.  Under the terms of the purchase agreement, the Company may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,094,000 for the thirty-eight month period ending July 31, 2007, based upon Saf-T-Pak achieving specified targets of EBITDA.  At October 31, 2004, none of the additional purchase price had been earned.

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

Since the Saf-T-Pak acquisition occurred on June 1, 2004, the results of operations of Saf-T-Pak are included for the three months ended October 31, 2004 and are excluded from the Company’s results of operations for the three months ended October 31, 2003.

                Selected unaudited pro forma consolidated statements of income data assuming Saf-T-Pak was included in the Company’s results of operations as of the beginning of the three month period ended October 31, 2003 is as follows:

	Three Months Ended October 31,
	2004	2003

Net sales	$45,342,000	$37,926,000
Net income	$3,107,000	$1,924,000
Earnings per share:
Basic	$0.32	$0.21
Diluted	$0.29	$0.19
Weighted average common shares:
Basic	9,754,000	9,314,000
Diluted	10,589,000	9,889,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the acquisition actually occurred at the beginning of the three months ended October 31, 2003, nor does it necessarily indicate the combined company’s future operating results.

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

Note 4.                   Comprehensive Income

                The Company’s comprehensive income for the three months ended October 31, 2004 and 2003 is set forth in the following table:

	Three Months Ended October 31,
	2004	2003
Net income	$3,107,000	$1,795,000
Other comprehensive income (loss):
Unrealized loss on currency hedging, net of tax	(1,067,000)	(430,000)
Unrealized gain on interest rate cap, net of tax	5,000	14,000
Foreign currency translation, net of tax	3,099,000	1,326,000
Comprehensive income	$5,144,000	$2,705,000

Note 5.                   Financial Instruments

                The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.  SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not designated as hedges must be adjusted to fair value through earnings.  If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings.

Carsen purchases and pays for a substantial portion of its products in United States dollars and sells its products in Canadian dollars, and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar.  In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $23,876,000 (United States dollars) at October 31, 2004 and cover a portion of Carsen’s projected purchases of inventories through January 2006.  Under the Canadian Revolving Credit Facility, such commitments may not exceed $35,000,000 in an aggregate notional amount at any time.

In addition, changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, Minntech enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedge instruments.  There was one such foreign currency forward contract amounting to €4,171,000 at October 31, 2004 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars.  Such contract expired on November 29, 2004.  Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

In accordance with SFAS 133, all of the Company’s foreign currency forward contracts are designated as hedges.  Recognition of gains and losses related to the foreign currency forward contracts is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement.  Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. The Company does not hold any derivative financial instruments for speculative or trading purposes.

                The Company entered into credit facilities in September 2001, as more fully described in note 8 to the condensed consolidated financial statements, for which the interest rate on outstanding borrowings is variable.  In order to protect its interest rate exposure, the Company had entered into a three year interest rate cap agreement that expired on September 7, 2004 which capped the London Interbank Offered Rate (“LIBOR”) at 4.50% on $12,500,000 of the Company’s borrowings.  This interest rate cap agreement had been designated as a cash flow hedge instrument.  The cost of the interest rate cap, which was included in other assets, was $246,500 and was amortized to interest expense over the three year life of the agreement.

Note 6.                   Intangibles and Goodwill

                The Company’s intangible assets which continue to be subject to amortization consist primarily of technology, customer relationships, non-compete agreements and patents.  These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years as of October 31, 2004.  Amortization expense related to intangible assets was $431,000 and $354,000 for the three months ended October 31, 2004 and 2003, respectively.  The Company’s intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	October 31, 2004
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Technology	$8,149,000	$(1,465,000)	$6,684,000
Customer relationships	5,302,000	(1,621,000)	3,681,000
Non-compete agreements	169,000	(70,000)	99,000
Patents and other registrations	228,000	(17,000)	211,000
	13,848,000	(3,173,000)	10,675,000
Trademarks and tradenames	3,470,000	—	3,470,000
Total intangible assets	$17,318,000	$(3,173,000)	$14,145,000

	July 31, 2004
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Technology	$7,901,000	$(1,297,000)	$6,604,000
Customer relationships	5,114,000	(1,410,000)	3,704,000
Non-compete agreements	169,000	(56,000)	113,000
Patents and other registrations	155,000	(13,000)	142,000
	13,339,000	(2,776,000)	10,563,000
Trademarks and tradenames	3,334,000	—	3,334,000
Total intangible assets	$16,673,000	$(2,776,000)	$13,897,000

                Estimated amortization expense of the Company’s intangible assets for the remainder of fiscal 2005 and the next four years is as follows:

Nine month period ending July 31, 2005	$1,210,000
Fiscal 2006	1,621,000
Fiscal 2007	1,564,000
Fiscal 2008	1,378,000
Fiscal 2009	1,057,000

                During the three months ended October 31, 2004, goodwill increased as follows:

		Foreign
		Currency
	July 31, 2004	Translation	October 31, 2004

Dialysis	$8,958,000	$—	$8,958,000
Endoscopy and Surgical	207,000	18,000	225,000
Endoscope Reprocessing	6,245,000	102,000	6,347,000
Water Treatment	9,907,000	426,000	10,333,000
Filtration and Separation	2,575,000	—	2,575,000
All Other	5,438,000	497,000	5,935,000
Total	$33,330,000	$1,043,000	$34,373,000

                On July 31, 2004 and 2003, management performed impairment studies of the Company’s goodwill and trademark and tradenames and concluded that such assets were not impaired.

Note 7.                   Warranty

                A summary of activity in the warranty reserves follows:

	Three Months Ended October 31,
	2004	2003

Beginning balance	$658,000	$353,000
Provisions	240,000	293,000
Charges	(207,000)	(304,000)
Foreign currency translation	5,000	1,000
Acquisitions	—	53,000
Ending balance	$696,000	$396,000

                The warranty provisions and charges during the three months ended October 31, 2004 and 2003 relate principally to the Company’s endoscope reprocessing products.

Note 8.                   Financing Arrangements

     The Company’s credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the “Term Loan Facility”), (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the “U.S. Revolving Credit Facility”) available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (Cantel and Minntech are collectively referred to as the “U.S. Borrowers”)(the Term Loan Facility and the U.S. Revolving Credit Facility are collectively referred to as the “U.S. Credit Facilities”), and (iii) a $6,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the “Canadian Borrower”) with a Canadian bank (the “Canadian Revolving Credit Facility”) available for Carsen’s future working capital requirements (the U.S. Credit Facilities and the Canadian Revolving Credit Facility are collectively referred to as the “Credit Facilities”).

In conjunction with the acquisitions of Biolab and Mar Cor on August 1, 2003, the Company amended its Credit Facilities as follows:  i) outstanding borrowings under the Term Loan Facility were reset to $25,000,000 to finance a portion of the Mar Cor acquisition, (ii) Mar Cor was added as a guarantor under the U.S. Credit Facilities and the stock and assets of Mar Cor were pledged as security for such guaranty, (iii) the Canadian Revolving Credit Facility was increased from $5,000,000 to $7,000,000 (which was subsequently decreased to $6,000,000 on August 1, 2004), (iv) Biolab was added as a guarantor under the Canadian Revolving Credit Facility and the stock and assets of Biolab were pledged as security for such guaranty, (v) the maturity dates of the U.S. Credit Facilities were extended to August 1, 2008, (vi) certain financial covenants of the Credit Facilities were modified to reflect the effect of the acquisitions in the Company’s anticipated future operating results and (vii) the Company was permitted to guarantee the lease on Mar Cor’s facility.  The maturity date of the Canadian Revolving Credit Facility remains September 7, 2006.

In conjunction with the acquisition of Saf-T-Pak on June 1, 2004, the Company amended its U.S. Revolving Credit Facility to permit the use of borrowings under the U.S. Revolving Credit Facility to finance the cash consideration and costs associated with the acquisition.

Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lenders’ base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company’s consolidated ratio of debt to EBITDA.  The base rates associated with the U.S. lenders and the Canadian lender were 4.75% and 4.25%, respectively, at October 31, 2004, and the LIBOR rates ranged from 1.50% to 2.37% at October 31, 2004.  The margins applicable to the Company’s outstanding borrowings at October 31, 2004 are 1.25% above the lenders’ base rate and 2.50% above LIBOR.  At October 31, 2004, all of the Company’s outstanding borrowings were under LIBOR contracts.  In order to protect its interest rate exposure, the Company had entered into a three year interest rate cap agreement that expired on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which capped LIBOR on this portion of outstanding borrowings at 4.50%.  The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company’s consolidated ratio of debt to EBITDA.

The U.S. Credit Facilities provide for available borrowings based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock and Saf-T-Pak stock owned by Cantel); and are guaranteed by Minntech and Mar Cor.  As of October 31, 2004, the Company was in compliance with the financial covenants under the U.S. Credit Facilities.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower and Biolab.  As of October 31, 2004, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility.

At October 31, 2004, the Company had $21,250,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

                Aggregate annual required maturities of the Term Loan Facility are as follows:

Nine month period ending July 31, 2005	$2,250,000
Fiscal 2006	5,000,000
Fiscal 2007	6,000,000
Fiscal 2008	8,000,000
Total	$21,250,000

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

                The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended October 31,
	2004	2003
Numerator for basic and diluted earnings per common share:
Net income	$3,107,000	$1,795,000

Denominator for basic and diluted earnings per common share:
Denominator for basic earnings per common share - weighted average number of shares outstanding	9,753,545	9,314,155

Dilutive effect of common stock equivalents using the treasury stock method and the average market price for the period	835,727	574,858

Denominator for diluted earnings per common share - weighted average number of shares outstanding and common stock equivalents	10,589,272	9,889,013

Basic earnings per common share:	$0.32	$0.19

Diluted earnings per common share:	$0.29	$0.18

Note 10.                 Income Taxes

The consolidated effective tax rate on income before income taxes was 38.1% and 36.2% for the three months ended October 31, 2004 and 2003, respectively.  The Company has provided income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards accumulated in the United States.

The Company’s results of operations for the three months ended October 31, 2004 and 2003 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada and Japan, which had effective tax rates during the three months ended October 31, 2004 of approximately 35.5% and 45.0%, respectively.  The higher overall effective tax rate for the three months ended October 31, 2004, as compared with the three months ended October 31, 2003, is principally due to the geographic mix of pretax income and the loss from operations at the Company’s Netherlands subsidiary for which no tax benefit was recorded.

Note 11.                 Operating Segments

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

Endoscope Reprocessing, which includes endoscope disinfection equipment, disinfectants and related accessories and supplies that are sold to hospitals, clinics and physicians.  Additionally, this segment includes technical maintenance service on its products.

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

All Other

The All Other segment is comprised of the Scientific operating segment and the Company’s Specialty Packaging operating segment, which was added as a result of the Saf-T-Pak acquisition on June 1, 2004.  In accordance with quantitative thresholds established by SFAS 131, the Company combined the Scientific operating segment and the Specialty Packaging operating segment into the All Other segment.

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

                The operating segments follow the same accounting policies used for the Company’s condensed consolidated financial statements as described in note 2 to the 2004 Form 10-K.

Operating segment information is summarized below:

	Three Months Ended October 31,
	2004	2003
Net sales:
Dialysis	$16,752,000	$14,772,000
Endoscopy and Surgical	7,220,000	6,909,000
Endoscope Reprocessing	6,724,000	5,328,000
Water Treatment	4,444,000	4,540,000
Filtration and Separation	3,793,000	3,519,000
All Other	6,409,000	1,781,000
Total	$45,342,000	$36,849,000

Operating income (loss):
Dialysis	$2,272,000	$1,458,000
Endoscopy and Surgical	1,631,000	1,407,000
Endoscope Reprocessing	1,138,000	570,000
Water Treatment	(269,000)	97,000
Filtration and Separation	1,060,000	683,000
All Other	726,000	(55,000)
	6,558,000	4,160,000
General corporate expenses	(1,185,000)	(931,000)
Interest expense, net	(351,000)	(415,000)
Income before income taxes	$5,022,000	$2,814,000

Note 12.                 Legal Proceedings

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

                Reference is made to (i) the impact on the Company’s results of operations of a stronger Canadian dollar against the United States dollar during the three months ended October 31, 2004, compared with the three months ended October 31, 2003 (increase in value of approximately 6.5% for the three months ended October 31, 2004 as compared with the three months ended October 31, 2003, based upon average exchange rates reported by banking institutions), (ii) the impact on the Company’s results of operations of a stronger euro against the United States dollar during the three months ended October 31, 2004, compared with the three months ended October 31, 2003 (increase in value of approximately 8.4% for the three months ended October 31, 2004, compared with the three months ended October 31, 2003, based upon average exchange rates reported by banking institutions), (iii) critical accounting policies of the Company, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iv) the Company’s acquisition of Saf-T-Pak on June 1, 2004, as more fully described in notes 3 and 8 to the condensed consolidated financial statements, and (v) the change in the Company’s segment reporting, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Since the Saf-T-Pak acquisition occurred on June 1, 2004, Saf-T-Pak is reflected in the Company’s results of operations for the three months ended October 31, 2004, and is not reflected in the Company’s results of operations for the three months ended October 31, 2003.  The acquisition of Saf-T-Pak has added the Specialty Packaging operating segment to the Company, which is included in the All Other reportable segment.

Discussion herein of the Company’s pre-existing business refers to the operations of Cantel, Carsen, Minntech, Biolab, and Mar Cor, but excludes the impact of the Saf-T-Pak acquisition.  The ensuing discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (the “2004 Form 10-K”).

                The following table gives information as to the net sales and the percentage to the total net sales by each reportable segment of the Company:

	Three Months Ended October 31,
	2004		2003
	(Dollar amounts in thousands)
	$	%	$	%
Dialysis	$16,752	37.0	$14,772	40.1
Endoscopy and Surgical	7,220	15.9	6,909	18.8
Endoscope Reprocessing	6,724	14.8	5,328	14.5
Water Treatment	4,444	9.8	4,540	12.3
Filtration and Separation	3,793	8.4	3,519	9.5
All Other	6,409	14.1	1,781	4.8
	$45,342	100.0	$36,849	100.0

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

                Net sales increased by $8,493,000, or 23.0%, to $45,342,000 for the three months ended October 31, 2004, from $36,849,000 for the three months ended October 31, 2003.  Net sales contributed by Saf-T-Pak for the three months ended October 31, 2004 were $1,225,000.  Net sales of the Company’s pre-existing business increased by $7,268,000, or 19.7%, to $44,117,000 for the three months ended October 31, 2004, compared with the three months ended October 31, 2003.

Net sales were positively impacted for the three months ended October 31, 2004, compared with the three months ended October 31, 2003, by approximately $865,000 due to the translation of Carsen’s and Biolab’s net sales using a stronger Canadian dollar against the United States dollar.  Carsen’s net sales are principally included in the Endoscopy and Surgical and Scientific segments.  Biolab’s net sales are included in the Water Treatment segment.

                In addition, net sales were positively impacted for the three months ended October 31, 2004, compared with the three months ended October 31, 2003, by approximately $217,000 due to the translation of Minntech’s Netherlands subsidiary net sales using a stronger euro against the United States dollar.  The majority of the net sales of Minntech’s Netherlands subsidiary are included in the Dialysis segment.

                Increases in selling prices of the Company’s products did not have a significant effect on net sales for the three months ended October 31, 2004.

                The increase in net sales of the Company’s pre-existing business for the three months ended October 31, 2004 was principally attributable to increases in sales of dialysis products, endoscopy and surgical products, endoscope reprocessing products, filtration and separation products and scientific products.

Sales of dialysis products and services increased by 13.4% for the three months ended October 31, 2004, compared with the three months ended October 31, 2003, primarily due to an increase in sales volume of concentrate (a concentrated acid used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) to several major U.S. dialysis chains and to an international customer, and increases in demand for the Company’s Renatron product (dialyzer reprocessing equipment), Renalin product (sterilant) and dialyzer reuse supplies.  The increase in demand for the Company’s Renalin product was offset by lower selling prices attributable to customer mix.

The increase in sales of endoscopy and surgical products and services was primarily due to improved healthcare funding in Canada and the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar.  The increase during the three months ended October 31, 2004 is being compared to the three months ended October 31, 2003, which prior year period included strong sales volume as a result of the decrease in cases of severe acute respiratory syndrome (“SARS”) in the greater Toronto area which allowed the Company’s sales personnel to once again begin visiting hospitals.  Net sales of endoscopy and surgical products and services increased by 4.5% in U.S. dollars, and decreased by 1.8% in their functional Canadian currency, during the three months ended October 31, 2004, compared with the three months ended October 31, 2003.  Healthcare funding in Canada is dependent upon governmental appropriations.  During the past year, Canada adopted a budget that provides for a significant increase in funding for healthcare.  However, the Company cannot ascertain what impact the funding situation or Canada’s budget will have on future sales of endoscopy and surgical products.

The increase in sales of endoscope reprocessing products and service of 26.2% for the three months ended October 31, 2004, compared with the three months ended October 31, 2003, was primarily due to an increase in sales volume for endoscope disinfection equipment, disinfectants (including the Company’s new Adaspor product in Europe) and related consumables both in the United States and internationally, and an increase in product service due to the increased field population of equipment.

The increase in sales of filtration and separation products of 7.8% for the three months ended October 31, 2004, compared with the three months ended October 31, 2003, was primarily due to an increase in demand for the Company’s hemofilter product (a device used for slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis) and water and air filter products, and international sales of the Company’s new dry fog system.

Sales in the All Other reportable segment were $6,409,000, an increase of $4,628,000, or 259.9% for the three months ended October 31, 2004, as compared with the three months ended October 31, 2003.  Net sales contributed by the Specialty Packaging operating segment for the three months ended October 31, 2004 were $1,225,000.  Net sales contributed by the Scientific operating segment were $5,184,000, an increase of $3,403,000, or 191.1% for the three months ended October 31, 2004, compared with the three months ended October 31, 2003.  The increase in sales of scientific products was primarily due to a large sale of microscopes and related imaging products to a Canadian University, the introduction of a new confocal microscope and increased demand for scientific and industrial microscopes and related imaging products in Canada.

                Gross profit increased by $4,042,000, or 30.7%, to $17,215,000 for the three months ended October 31, 2004, from $13,173,000 for the three months ended October 31, 2003.  Gross profit contributed by Saf-T-Pak for the three months ended October 31, 2004 was $725,000.  Gross profit of the Company’s pre-existing business increased by $3,317,000, or 25.2%, to $16,490,000 for the three months ended October 31, 2004, compared with the three months ended October 31, 2003.

Gross profit as a percentage of net sales for the three months ended October 31, 2004 and 2003 was 38.0% and 35.7%, respectively.  Gross profit as a percentage of net sales for Saf-T-Pak for the three months ended October 31, 2004 was 59.2%.  Gross profit as a percentage of net sales of the Company’s pre-existing business for the three months ended October 31, 2004 was 37.4%.

The higher gross profit percentage from the Company’s pre-existing business for the three months ended October 31, 2004, compared with the three months ended October 31, 2003, was primarily attributable to favorable sales mix in all of the Company’s pre-existing operating segments (except Scientific), favorable Canadian dollar exchange rates and improved overhead absorption in the Company’s dialysis, endoscope reprocessing and filtration and separation businesses due to increases in sales volume.

The favorable Canadian dollar exchange rates lowered Carsen’s cost of inventory purchased, and therefore decreased cost of sales and increased gross profit, by approximately $542,000 for the three months ended October 31, 2004, compared with the three months ended October 31, 2003.  In addition, gross profit was positively impacted for the three months ended October 31, 2004, compared with the three months ended October 31, 2003, by approximately $287,000 due to the translation of Carsen’s and Biolab’s gross profit using a stronger Canadian dollar against the United States dollar (which also impacts net sales and therefore has no impact on gross profit as a percentage of net sales).  Similarly, gross profit was positively impacted for the three months ended October 31, 2004, compared with the three months ended October 31, 2003, by approximately $54,000 due to the translation of Minntech’s Netherlands subsidiary gross profit using a stronger euro against the United States dollar.

                Selling expenses increased by $708,000 to $5,408,000 for the three months ended October 31, 2004, from $4,700,000 for the three months ended October 31, 2003, principally due to the inclusion of Saf-T-Pak; an increase in incentive compensation; the translation of Carsen’s and Biolab’s expenses using a stronger Canadian dollar against the United States dollar; and the addition of sales representatives and management personnel in the Endoscopy and Surgical segment.

Selling expenses as a percentage of net sales were 11.9% for the three months ended October 31, 2004, compared with 12.8% for the three months ended October 31, 2003.  The decrease in selling expenses as a percentage of net sales was primarily attributable to the favorable impact of increased net sales against the fixed component of selling expenses, partially offset by the addition of sales representatives and management personnel in the Endoscopy and Surgical segment and an increase in incentive compensation.

                General and administrative expenses increased by $1,276,000 to $5,450,000 for the three months ended October 31, 2004, from $4,174,000 for the three months ended October 31, 2003, principally due to the inclusion of Saf-T-Pak; an increase in incentive compensation; increased accounting and consulting costs relating to corporate governance; increases in foreign exchange losses associated with translating certain foreign denominated assets into functional currencies; the translation of Carsen’s and Biolab’s expenses using a stronger Canadian dollar against the United States dollar; and additional executive personnel.

                Research and development expenses (which include continuing engineering costs) decreased by $86,000 to $984,000 for the three months ended October 31, 2004, from $1,070,000 for the three months ended October 31, 2003.  The majority of research and development expenses for the three months ended October 31, 2004 and 2003 related to the Dyped endoscope reprocessor.

                Interest expense decreased by $23,000 to $429,000 for the three months ended October 31, 2004, from $452,000 for the three months ended October 31, 2003, primarily due to the decrease in average outstanding borrowings, partially offset by an increase in average interest rates. Interest income increased by $55,000 to $78,000 for the three months ended October 31, 2004, from $23,000 for the three months ended October 31, 2003, due to an increase in the average cash balance.

                Income before income taxes increased by $2,208,000 to $5,022,000 for the three months ended October 31, 2004, from $2,814,000 for the three months ended October 31, 2003.

The consolidated effective tax rate on income before income taxes was 38.1% and 36.2% for the three months ended October 31, 2004 and 2003, respectively.  The Company has provided income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States.

The Company’s results of operations for the three months ended October 31, 2004 and 2003 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada and Japan, which had effective tax rates during the three months ended October 31, 2004 of approximately 35.5% and 45.0%, respectively.  The higher overall effective tax rate for the three months ended October 31, 2004, as compared with the three months ended October 31, 2003, is principally due to the geographic mix of pretax income and the loss from operations at the Company’s Netherlands subsidiary for which no tax benefit was recorded.

Liquidity and Capital Resources

                At October 31, 2004, the Company’s working capital was $49,002,000, compared with $46,735,000 at July 31, 2004.  This increase in working capital was due to the increase in cash, as described below, as well as the translation of net assets of the Company’s Canadian subsidiaries using a stronger Canadian dollar against the United States dollar.

                Net cash provided by operating activities was $4,354,000 and $1,805,000 for the three months ended October 31, 2004 and 2003, respectively.  For the three months ended October 31, 2004, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, deferred income taxes, and a decrease in accounts receivable due to the timing of cash collections, partially offset by a decrease in income taxes payable due to timing of Canadian tax payments.  For the three months ended October 31, 2003, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses.

                Net cash used in investing activities was $702,000 and $17,174,000 for the three months ended October 31, 2004 and 2003, respectively.  For the three months ended October 31, 2004, the net cash used in investing activities was primarily due to capital expenditures.  For the three months ended October 31, 2003, the net cash used in investing activities was primarily due to the acquisitions of Biolab, Mar Cor and Dyped.

                Net cash used in financing activities was $3,352,000 for the three months ended October 31, 2004, compared with net cash provided by financing activities of $8,374,000 for the three months ended October 31, 2003.  For the three months ended October 31, 2004, the net cash used in financing activities was primarily attributable to repayments under the Company’s credit facilities.  For the three months ended October 31, 2003, the net cash provided by financing activities was primarily attributable to borrowings under the Company’s credit facilities related to the acquisition of Mar Cor.

                Net cash was positively impacted by $1,012,000 for the three months ended October 31, 2004, compared with $472,000 for the three months ended October 31, 2003, due to the translation of the assets and liabilities of the Company’s foreign subsidiaries using stronger functional currencies against the United States dollar.

The Company’s credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the “Term Loan Facility”), (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the “U.S. Revolving Credit Facility”) available for future working capital requirements for the U.S. businesses of Cantel, including Minntech (Cantel and Minntech are collectively referred to as the “U.S. Borrowers”) (the Term Loan Facility and the U.S. Revolving Credit Facility are collectively referred to as the “U.S. Credit Facilities”), and (iii) a $6,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the “Canadian Borrower”) with a Canadian bank (the “Canadian Revolving Credit Facility”) available for Carsen’s future working capital requirements (the U.S. Credit Facilities and the Canadian Revolving Credit Facility are collectively referred to as the “Credit Facilities”).

In conjunction with the acquisitions of Biolab and Mar Cor on August 1, 2003, the Company amended its Credit Facilities as follows:  i) outstanding borrowings under the Term Loan Facility were reset to $25,000,000 to finance a portion of the Mar Cor acquisition, (ii) Mar Cor was added as a guarantor under the U.S. Credit Facilities and the stock and assets of Mar Cor were pledged as security for such guaranty, (iii) the Canadian Revolving Credit Facility was increased from $5,000,000 to $7,000,000 (which was subsequently decreased to $6,000,000 on August 1, 2004), (iv) Biolab was added as a guarantor under the Canadian Revolving Credit Facility and the stock and assets of Biolab were pledged as security for such guaranty, (v) the maturity dates of the U.S. Credit Facilities were extended to August 1, 2008, (vi) certain financial covenants of the Credit Facilities were modified to reflect the effect of the acquisitions in the Company’s anticipated future operating results and (vii) the Company was permitted to guarantee the lease on Mar Cor’s facility.  The maturity date of the Canadian Revolving Credit Facility remains September 7, 2006.

In conjunction with the acquisition of Saf-T-Pak on June 1, 2004, the Company amended its U.S. Revolving Credit Facility to permit the use of borrowings under the U.S. Revolving Credit Facility to finance the cash consideration and costs associated with the acquisition.

                Borrowings under the Credit Facilities bear interest at rates ranging from .75% to 2.00% above the lender’s base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company’s consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The base rates associated with the U.S. lenders and the Canadian lender were 5.00% and 4.25%, respectively, at November 30, 2004, and the LIBOR rates ranged from 1.50% to 2.37% at November 30, 2004.  The margins applicable to the Company’s outstanding borrowings at November 30, 2004 are 1.25% above the lender’s base rate and 2.50% above LIBOR.  At November 30, 2004, all of the Company’s outstanding borrowings were under LIBOR contracts. In order to protect its interest rate exposure, the Company had entered into a three-year interest rate cap agreement that expired on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which capped LIBOR on this portion of outstanding borrowings at 4.50%.  The Credit Facilities also provide for fees on the unused portion of such facilities at rates ranging from .30% to .50%, depending upon the Company’s consolidated ratio of debt to EBITDA.

                The U.S. Credit Facilities provide for available borrowings based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor; require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock and Saf-T-Pak stock owned by Cantel); and are guaranteed by Minntech and Mar Cor.  As of October 31, 2004, the Company was in compliance with the financial covenants under the U.S. Credit Facilities.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; and is secured by substantially all assets of the Canadian Borrower and Biolab.  As of October 31, 2004, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility.

At October 31, 2003, the Company had $21,250,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

                Aggregate annual required maturities of the Term Loan Facility are as follows:

Nine month period ending July 31, 2005	$2,250,000
Fiscal 2006	5,000,000
Fiscal 2007	6,000,000
Fiscal 2008	8,000,000
Total	$21,250,000

In conjunction with the Dyped acquisition on September 12, 2003, the Company issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition).  At October 31, 2004, approximately $1,560,000 of this note was outstanding using the exchange rate on October 31, 2004.  Such note is non-interest bearing and has been recorded at its present value of $1,334,000 at October 31, 2004.  The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

                Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Aggregate future minimum commitments at October 31, 2004 under noncancelable operating leases for property and equipment are as follows:

Nine month period ending July 31, 2005	$1,434,000
Fiscal 2006	886,000
Fiscal 2007	489,000
Fiscal 2008	241,000
Fiscal 2009	193,000
Thereafter	1,442,000
Total lease commitments	$4,685,000

                The majority of Carsen’s sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to a distribution agreement (the “Olympus Agreement”) with Olympus America Inc. (“Olympus”), and the majority of Carsen’s sales of scientific products related to industrial technology equipment have been made pursuant to a distribution agreement with Olympus Industrial America Inc. (the “Olympus Industrial Agreement”), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada.  Under the Olympus Agreement, Carsen is subject to minimum purchase requirements of $20,600,000 and $23,500,000 for the contract years ending March 31, 2005 and 2006, respectively.  There are no minimum purchase requirements under the Olympus Industrial Agreement.  Both agreements expire on March 31, 2006.

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

The Company has determined that it will repatriate minimal amounts of existing and future accumulated profits from its international locations until existing domestic NOLs are exhausted, which the Company estimates to be no earlier than fiscal 2005.  Notwithstanding this strategy, the Company believes that its current cash position, anticipated cash flows from operations, and the funds available under its revolving credit facilities will be sufficient to satisfy the Company’s cash operating requirements for the foreseeable future based upon its existing operations.  At November 30, 2004, approximately $21,820,000 was available under the revolving credit facilities, of which $15,820,000 was available for its United States operations.

                During the three months ended October 31, 2004, compared with the three months ended October 31, 2003, the average value of the Canadian dollar increased by approximately 6.5% relative to the value of the United States dollar.  Changes in the value of the Canadian dollar against the United States dollar affect the Company’s results of operations because Carsen purchases substantially all of its products in United States dollars and sells its products in Canadian dollars.  In addition, Biolab and Saf-T-Pak sell a significant amount of their products in United States dollars and therefore are exposed to foreign currency gains and losses upon the collection of such receivables.  During the three months ended October 31, 2004, compared with the three months ended October 31, 2003, such strengthening of the Canadian dollar relative to the United States dollar had an overall positive impact upon the Company’s results of operations.  Such currency fluctuations also result in a corresponding change in the United States dollar value of the Company’s assets that are denominated in Canadian dollars.

                Under the Canadian Revolving Credit Facility, Carsen has a $35,000,000 (United States dollars) foreign currency hedging facility, as amended, which is available to hedge against the impact of such currency fluctuations on purchases of inventories.  Total commitments for foreign currency forward contracts under this facility amounted to $28,150,000 (United States dollars) at November 30, 2004 and cover a  portion of the Canadian subsidiary’s projected purchases of inventories through July 2006.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  The weighted average exchange rate of the forward contracts open at November 30, 2004 was $1.3008 Canadian dollar per United States dollar, or $.7688 United States dollar per Canadian dollar.  The exchange rate published by the Wall Street Journal on November 30, 2004 was $1.1860 Canadian dollar per United States dollar, or $.8432 United States dollar per Canadian dollar.

                During the three months ended October 31, 2004, compared with the three months ended October 31, 2003, the value of the euro increased by approximately 8.4% relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  During the three months ended October 31, 2004, such strengthening of the euro relative to the United States dollar had an overall adverse impact upon the Company’s results of operations.  Such currency fluctuations also result in a change in the United States dollar value of the Company’s assets that are denominated in euros.

                In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedges.  There was one foreign currency forward contract amounting to €3,391,000 at November 30, 2004 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars.  Such contract expires on December 31, 2004.  Under its Credit Facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.  During the three months ended October 31, 2004, such forward contracts were effective in offsetting the adverse impact of the strengthening of the euro on the Company’s results of operations.

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

For purposes of translating the balance sheet, at October 31, 2004 compared with July 31, 2004, the value of the Canadian dollar and the value of the euro increased by approximately 9.1% and 5.8%, respectively, compared to the value of the United States dollar.  The total of these currency movements resulted in a foreign currency translation gain of $3,099,000 for the three months ended October 31, 2004, thereby increasing stockholders’ equity.

                Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2004 and 2003 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

None of the Company’s sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by the Company before credit is issued or such product is accepted for return.  No cash discounts for early payment are offered except with respect to a small portion of the Company’s sales of dialysis products and certain prepaid packaging products.   Price protection is not offered by the Company, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of the Company’s products.  With respect to certain of the Company’s dialysis and endoscope reprocessing customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $191,000 and $97,000 for the three months ended October 31, 2004 and 2003, respectively.  Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods.  The increase in rebates for the three months ended October 31, 2004, compared with the three months ended October 31, 2003, is primarily due to an increase in sales volume to several major U.S. dialysis chains and additional rebate agreements for the Company’s Renalin 100 (sterilant) product.  Trade-in allowances were not significant during the three months ended October 31, 2004.  If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of the Company’s dialysis products and services are sold to end-users; the majority of filtration and separation products and endoscope reprocessing products and services are sold to third party distributors; the majority of endoscopy and surgical products and services are sold directly to hospitals; the majority of water treatment products and services are sold to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; scientific products and services are sold to hospitals, laboratories and other end-users; and packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users.  Sales to all of these customers follow the Company’s revenue recognition policies.

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

                Forward Looking Statements

                This quarterly report on Form 10-Q contains forward-looking statements that set forth anticipated results based on management’s plans and assumptions.  From time to time, the Company also provides forward-looking statements in other materials released to the public as well as oral forward-looking statements.  These statements are based on current expectations, estimates, or forecasts about the industries in which the Company operates and the beliefs and assumptions of management; they do not relate strictly to historical or current facts. The Company has tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “will,” “may,” “could,” and variations of such words and similar expressions.  In addition, any statements that refer to predictions or projections of the Company’s future financial performance, anticipated growth and trends in the Company’s businesses, and other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

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

•                  the relationships with key suppliers and key customers

•                  foreign currency and interest rate risks

•                  changes in global or local economic conditions

•                  changes in government regulation affecting the Company’s businesses

Readers should understand that it is not possible to predict or identify all such factors.  Consequently, readers should not consider the foregoing items to be a complete list of all potential risks or uncertainties.

All forward-looking statements herein speak only as of the date of this Form 10-Q.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars.  Additionally, a portion of the sales of Biolab and Saf-T-Pak are to customers in the United States.  Carsen’s, Biolab’s and Saf-T-Pak’s businesses could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions between the United States and Canada.  Additionally, Carsen’s, including its Biolab subsidiary, and Saf-T-Pak’s financial statements are translated using the accounting policies described in note 2 to the Consolidated Financial Statements included within the Company’s 2004 Form 10-K.  Fluctuations in the rates of currency exchange between the United States and Canada had an overall positive impact for the three months ended October 31, 2004, compared with the three months ended October 31, 2003, upon the Company’s results of operations and stockholders’ equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

                In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $23,876,000 (United States dollars) at October 31, 2004 and cover a portion of Carsen’s projected purchases of inventories through January 2006.

Changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in note 2 to the Consolidated Financial Statements included within the Company’s 2004 Form 10-K.  Fluctuations in the rates of currency exchange between the European Union and the United States had an overall adverse impact for the three months ended October 31, 2004, compared with the three months ended October 31, 2003, upon the Company’s results of operations, and had a positive impact upon stockholders’ equity, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedge instruments.  There was one such foreign currency forward contract amounting to €4,171,000 at October 31, 2004 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars.

Such contract expired on November 29, 2004.  Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.  During the three months ended October 31, 2004, such forward contracts were effective in offsetting the adverse impact of the strengthening of the euro on the Company’s results of operations.

                The functional currency of Minntech’s Japan subsidiary is the Japanese yen.  Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2004 and 2003 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest rate market risk:  The Company has two credit facilities for which the interest rate on outstanding borrowings is variable.  Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada.  During the three months ended October 31, 2004, all of the Company’s outstanding borrowings were under its United States credit facilities.  In order to protect its interest rate exposure, the Company had entered into a three year interest rate cap that expired on September 7, 2004 covering $12,500,000 of borrowings under the Term Loan Facility, which capped LIBOR on this portion of outstanding borrowings at 4.50%.  This interest rate cap agreement had been designated as a cash flow hedge instrument.

                Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s 2004 Form 10-K.

ITEM 4.                  CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See Part I, Item 1. - Note 12 above.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not issue or purchase any unregistered equity securities during the three months ended October 31, 2004.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote during the three months ended October 31, 2004.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS

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

Date: December 10, 2004

	By:	/s/ James P. Reilly
James P. Reilly,
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller