Form 10-Q
period 2005-01-31
CANTEL MEDICAL CORP
filed 2005-03-14
CIK 19446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005.

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
Yes   ☒    No   ☐

Number of shares of Common Stock outstanding as of February 28, 2005: 14,940,674

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31, 2005	July 31, 2004
Assets
Current assets:
Cash and cash equivalents	$21,601	$17,862
Accounts receivable, net of allowance for doubtful accounts of $1,032 at January 31 and $1,372 at July 31	30,342	29,324
Inventories:
Raw materials	6,535	6,632
Work-in-process	2,553	2,065
Finished goods	13,173	13,756
Total inventories	22,261	22,453
Deferred income taxes	3,170	2,806
Prepaid expenses and other current assets	1,541	1,418
Total current assets	78,915	73,863
Property and equipment, net	23,209	22,715
Intangible assets, net	13,773	13,897
Goodwill	33,878	33,330
Other assets	3,104	2,562
	$152,879	$146,367
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$4,000	$3,000
Accounts payable	8,477	10,325
Compensation payable	3,293	3,450
Accrued expenses	8,795	7,403
Income taxes payable	939	2,950
Total current liabilities	25,504	27,128

Long-term debt	15,250	22,000
Deferred income taxes	9,256	7,533
Other long-term liabilities	3,465	3,195

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, $.10 par value; authorized 20,000,000 shares; January 31 - 15,351,969 shares issued and 14,909,766 shares outstanding; July 31 - 15,051,573 shares issued and 14,611,731 shares outstanding	1,535	1,505
Additional capital	57,073	53,315
Retained earnings	37,175	30,193
Accumulated other comprehensive income	5,317	3,145
Treasury Stock, at cost; January 31 - 442,203 shares; July 31 - 439,842 shares	(1,696)	(1,647)
Total stockholders’ equity	99,404	86,511
	$152,879	$146,367

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004

Net sales:
Product sales	$43,492	$35,771	$83,319	$67,676
Product service	6,044	5,325	11,559	10,269
Total net sales	49,536	41,096	94,878	77,945

Cost of sales:
Product sales	26,933	22,310	51,495	42,702
Product service	3,782	3,667	7,347	6,951
Total cost of sales	30,715	25,977	58,842	49,653

Gross profit	18,821	15,119	36,036	28,292

Operating expenses:
Selling	5,814	5,001	11,222	9,701
General and administrative	5,367	4,400	10,817	8,574
Research and development	1,022	1,103	2,006	2,173
Total operating expenses	12,203	10,504	24,045	20,448

Income before interest, other income and income taxes	6,618	4,615	11,991	7,844

Interest expense	420	473	849	925
Interest income	(107)	(42)	(185)	(65)
Other income	—	(15)	—	(29)

Income before income taxes	6,305	4,199	11,327	7,013

Income taxes	2,430	1,626	4,345	2,645

Net income	$3,875	$2,573	$6,982	$4,368

Earnings per common share:
Basic	$0.26	$0.18	$0.47	$0.31

Diluted	$0.24	$0.17	$0.44	$0.29

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended January 31,
	2005	2004

Cash flows from operating activities
Net income	$6,982	$4,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,256	2,084
Amortization of debt issuance costs	286	268
Loss on disposal of fixed assets	36	2
Impairment of long-lived assets	—	153
Deferred income taxes	1,902	876
Changes in assets and liabilities:
Accounts receivable	143	(192)
Inventories	1,111	78
Prepaid expenses and other current assets	(861)	(1,103)
Accounts payable and accrued expenses	(2,069)	(2,543)
Income taxes payable	(1,789)	(25)
Net cash provided by operating activities	7,997	3,966

Cash flows from investing activities
Capital expenditures	(1,856)	(945)
Proceeds from disposal of fixed assets	8	18
Acquisition of Biolab, net of cash acquired	—	(7,782)
Acquisition of Mar Cor, net of cash acquired	—	(7,979)
Acquisition of Dyped, net of cash acquired	—	(696)
Other, net	(18)	(275)
Net cash used in investing activities	(1,866)	(17,659)

Cash flows from financing activities
Borrowings under term loan facility	—	4,250
Borrowings under revolving credit facilities	—	4,800
Repayments under term loan facility	(2,750)	(1,500)
Repayments under revolving credit facilities	(3,000)	(2,500)
Proceeds from exercises of stock options	2,305	617
Net cash (used in) provided by financing activities	(3,445)	5,667

Effect of exchange rate changes on cash and cash equivalents	1,053	1,084

Increase (decrease) in cash and cash equivalents	3,739	(6,942)
Cash and cash equivalents at beginning of period	17,862	17,018
Cash and cash equivalents at end of period	$21,601	$10,076

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                                       Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X.  Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2004 (the “2004 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

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

Biolab and Mar Cor, which were acquired on August 1, 2003, provide water treatment equipment design and manufacturing, project management, installation, maintenance, deionization and mixing systems to the medical, pharmaceutical, biotechnology, research, beverage and semiconductor industries.

Saf-T-Pak, which was acquired on June 1, 2004, provides

specialty packaging products and compliance training services for the safe transport of infectious and biological specimens.

The acquisitions of Dyped, Biolab, Mar Cor and Saf-T-Pak are more fully described in note 3 to the condensed consolidated financial statements.

During fiscal 2004, the Company changed its internal reporting processes to include Product Service with the corresponding product segments to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses.  Previously, Product Service, which consisted of technical maintenance service on the Company’s products, was reported as a separate operating segment.  All prior period segment results have been restated to reflect this change.

During January 2005, the Company issued 5,095,000 additional shares in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on January 12, 2005 to stockholders of record on January 5, 2005.  The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts in the condensed consolidated balance sheets, and in all share data in the condensed consolidated financial statements, notes to condensed consolidated financial statements, and management’s discussion and analysis of financial condition and results of operations.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Net income:
As reported	$3,875,000	$2,573,000	$6,982,000	$4,368,000
Stock-based employee compensation expense determined under fair value based model, net of tax	(639,000)	(394,000)	(1,099,000)	(711,000)
Pro forma	$3,236,000	$2,179,000	$5,883,000	$3,657,000

Earnings per common share - basic:
As reported	$0.26	$0.18	$0.47	$0.31
Pro forma	$0.22	$0.16	$0.40	$0.26

Earnings per common share - diluted:
As reported	$0.24	$0.17	$0.44	$0.29
Pro forma	$0.20	$0.14	$0.37	$0.24

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

Shares of common stock issued from the exercise of stock options were 248,654 and 298,162 during the three and six months ended January 31, 2005, respectively, and 111,014 and 131,171 during the three and six months ended January 31, 2004, respectively.

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

The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $7,876,000.  Under the terms of the purchase agreement, the Company may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,000,000 for the three year period ending July 31, 2006, based upon Biolab achieving specified targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of January 31, 2005, none of the additional purchase price had been earned.

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

Mar Cor

On August 1, 2003, the Company acquired all of the issued and outstanding stock of Mar Cor, a private company in the water treatment industry with historical pre-acquisition annual revenues of approximately $10,000,000.  Mar Cor, based in Skippack, Pennsylvania with locations in Atlanta and Chicago, is primarily a service-oriented company providing design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries.

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

The acquisitions of Biolab and Mar Cor are reflected in the Company’s results of operations for the three and six months ended January 31, 2005 and 2004.

Dyped

On September 12, 2003, the Company acquired the endoscope reprocessing systems and infection control technologies of Dyped, a private company based in The Netherlands.  The total consideration for the transaction, including transaction costs, was approximately $1,812,000 and included a note payable in five annual installments with a present value of approximately $1,211,000 (with a face value of $1,505,000).  The Company agreed to pay additional purchase price of approximately $557,000 over a three year period contingent upon the achievement of certain research and development objectives.

However, as of January 31, 2005, none of the additional purchaseprice had been earned and only $456,000 may be payable contingent upon the achievement of the remaining research and development objectives.  The primary reason for the acquisition of Dyped was to expand Minntech’s technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with emerging European standards and future market requirements.

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

Dyped is reflected in the Company’s results of operations for the three and six months ended January 31, 2005, the three months ended January 31, 2004 and the portion of the six months ended January 31, 2004 subsequent to its acquisition on September 12, 2003.  The acquisition of Dyped did not have a significant impact upon sales and net income for the three and six months ended January 31, 2005 and 2004.

Saf-T-Pak

On June 1, 2004, the Company acquired all of the issued and outstanding stock of Saf-T-Pak, a private company located in Edmonton, Alberta with pre-acquisition annual revenues of approximately $5,000,000 and pre-acquisition annual operating income of approximately $1,800,000 for its latest fiscal year ended August 31, 2003.  Saf-T-Pak is a designer and manufacturer of specialized packaging for the safe transport of infectious and biological specimens.  Saf-T-Pak also offers a full array of compliance training services ranging from software and internet sessions to group seminars and private on-site programs.

The total consideration for the transaction, including transaction costs, was approximately $8,522,000.  Under the terms of the purchase agreement, the Company may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,094,000 for the thirty-eight month period ending July 31, 2007, based upon Saf-T-Pak achieving specified targets of EBITDA.  As of January 31, 2005, none of the additional purchase price had been earned.

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

Since the Saf-T-Pak acquisition occurred on June 1, 2004, the results of operations of Saf-T-Pak are included for the three and six months ended January 31, 2005 and are excluded from the Company’s results of operations for the three and six months ended January 31, 2004.

Selected unaudited pro forma consolidated statements of income data assuming Saf-T-Pak was included in the Company’s results of operations as of the beginning of the three and six month period ended January 31, 2004 is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004

Net sales	$49,536,000	$42,173,000	$94,878,000	$80,099,000
Net income	$3,875,000	$2,702,000	$6,982,000	$4,626,000
Earnings per share:
Basic	$0.26	$0.19	$0.47	$0.33
Diluted	$0.24	$0.18	$0.44	$0.31
Weighted average common shares:
Basic	14,782,000	14,014,000	14,706,000	13,992,000
Diluted	16,182,000	15,090,000	16,044,000	14,958,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the acquisition actually occurred at the beginning of the three and six months ended January 31, 2004, nor does it necessarily indicate the combined company’s future operating results.

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

Note 4.                                       Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”), which amends SFAS 123.  SFAS 123R requires companies to measure and recognize compensation costs relating to share-based payment transactions in the financial statements at fair value.  SFAS 123R is effective for all interim periods beginning after June 15, 2005 and therefore will be effective for the beginning of the Company’s fiscal 2006.  The Company is currently evaluating the impact of SFAS 123R on the Company’s financial position and results of operations.  However, as more fully described in note 2 to the condensed consolidated financial statements, the Company has disclosed the effects on reported net income and earnings per share had the Company recognized compensation expense in accordance with SFAS 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”) for the purpose of eliminating any narrow differences existing between the FASB standards and the standards issued by the International Accounting Standards Board regarding inventory costs by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges.  SFAS 151 is effective for fiscal years beginning after June 15, 2005 and therefore will be effective for the beginning of the Company’s fiscal 2006.  The Company does not expect the adoption of SFAS 151 to have a significant impact on the Company’s financial position or results of operations.

Note 5.                                       Comprehensive Income

The Company’s comprehensive income for the three and six months ended January 31, 2005 and 2004 is set forth in the following table:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004

Net income	$3,875,000	$2,573,000	$6,982,000	$4,368,000
Other comprehensive income (loss):
Unrealized gain (loss) on currency hedging, net of tax	486,000	257,000	(581,000)	(173,000)
Unrealized gain on interest rate cap, net of tax	—	13,000	5,000	27,000
Foreign currency translation, net of tax	(351,000)	677,000	2,748,000	2,003,000
Comprehensive income	$4,010,000	$3,520,000	$9,154,000	$6,225,000

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

Carsen purchases and pays for a substantial portion of its products in United States dollars and sells its products in Canadian dollars, and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar.  In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $24,400,000 (United States dollars) at January 31, 2005 and cover a portion of Carsen’s projected purchases of inventories through July 2006.  Under the Canadian Revolving Credit Facility, such commitments may not exceed $35,000,000 (United States dollars) in an aggregate notional amount at any time.

In addition, changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, Minntech enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedge instruments.  There were no such foreign currency forward contracts at January 31, 2005; however, one contract amounting to €3,156,000 was entered into on February 1, 2005 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars.  Such contract expired on February 28, 2005.  Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

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

Note 7.                                       Intangibles and Goodwill

The Company’s intangible assets which continue to be subject to amortization consist primarily of technology, customer relationships, non-compete agreements and patents.  These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years as of January 31, 2005.  Amortization expense related to intangible assets was $409,000 and $840,000 for the three and six months ended January 31, 2005, respectively, and $258,000 and $612,000 for the three and six months ended January 31, 2004, respectively.  The Company’s intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	January 31, 2005
	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$8,161,000	$(1,652,000)	$6,509,000
Customer relationships	5,264,000	(1,811,000)	3,453,000
Non-compete agreements	169,000	(84,000)	85,000
Patents and other registrations	311,000	(25,000)	286,000
	13,905,000	(3,572,000)	10,333,000
Trademarks and tradenames	3,440,000	—	3,440,000
Total intangible assets	$17,345,000	$(3,572,000)	$13,773,000

	July 31, 2004
	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$7,901,000	$(1,297,000)	$6,604,000
Customer relationships	5,114,000	(1,410,000)	3,704,000
Non-compete agreements	169,000	(56,000)	113,000
Patents and other registrations	155,000	(13,000)	142,000
	13,339,000	(2,776,000)	10,563,000
Trademarks and tradenames	3,334,000	—	3,334,000
Total intangible assets	$16,673,000	$(2,776,000)	$13,897,000

Estimated amortization expense of the Company’s intangible assets for the remainder of fiscal 2005 and the next five years is as follows:

Six month period ending July 31, 2005	$805,000
Fiscal 2006	1,624,000
Fiscal 2007	1,567,000
Fiscal 2008	1,382,000
Fiscal 2009	1,061,000
Fiscal 2010	877,000

During the six months ended January 31, 2005, goodwill increased as follows:

	Acquisition-Related			January 31, 2005
	July 31, 2004	Income Tax Reserve Reductions	Foreign Currency Translation

Dialysis	$8,958,000	$(257,000)	$—	$8,701,000
Endoscopy and Surgical	207,000	—	15,000	222,000
Endoscope Reprocessing	6,245,000	—	146,000	6,391,000
Water Treatment	9,907,000	—	332,000	10,239,000
Filtration and Separation	2,575,000	(74,000)	—	2,501,000
All Other	5,438,000	—	386,000	5,824,000
Total	$33,330,000	$(331,000)	$879,000	$33,878,000

On July 31, 2004, management performed impairment studies of the Company’s goodwill and trademark and tradenames and concluded that such assets were not impaired.

Note 8.                                       Warranty

A summary of activity in the warranty reserves follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004

Beginning balance	$696,000	$396,000	$658,000	$353,000
Provisions	245,000	289,000	485,000	582,000
Charges	(178,000)	(173,000)	(385,000)	(477,000)
Foreign currency translation	—	1,000	5,000	2,000
Acquisitions	—	—	—	53,000
Ending balance	$763,000	$513,000	$763,000	$513,000

The warranty provisions and charges during the three and six months ended January 31, 2005 and 2004 relate principally to the Company’s endoscope reprocessing products.

Note 9.                                       Financing Arrangements

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

For the six months ended January 31, 2005, borrowings under the Credit Facilities bore interest at rates ranging from .75% to 2.00% above the lenders’ base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company’s consolidated ratio of debt to EBITDA.  The base rates associated with the U.S. lenders and the Canadian lender were 5.25% and 4.25%, respectively, at January 31, 2005, and the LIBOR rates ranged from 2.27% to 2.96% at January 31, 2005.  The margins applicable to the Company’s outstanding borrowings at January 31, 2005 were 0.75% above the lenders’ base rate and 2.00% above LIBOR.  At January 31, 2005, all of the Company’s outstanding borrowings were under LIBOR contracts. The Credit Facilities also provide for fees on the unused portion of such facilities at rates which ranged from .30% to .50%, depending upon the Company’s consolidated ratio of debt to EBITDA.

On February 17, 2005, the Company amended its U.S. Credit Facilities as follows: (i) the margins applicable to the Company’s outstanding borrowings were decreased to zero to 0.50% above the lenders’ base rate and 1.00% to 1.75% above LIBOR, depending upon the Company’s consolidated ratio of debt to EBITDA, (ii) the maximum allowed consideration paid for an acquisition was increased from $5,000,0000 to $25,000,000, (iii) a feature was added that gives the Company the ability to increase the U.S. Revolving Credit Facility from $17,500,000 up to $40,000,000 at any time on or before the U.S Revolving Credit Facility’s termination date upon mutual agreement from the lenders and the Company, (iv) certain financial covenants were modified to allow for the potential increased borrowings and capital expenditures, (v) fees on the unused portion of the U.S. Revolving Credit Facility were decreased to rates ranging from .20% to .35%, depending upon the Company’s consolidated ratio of debt to EBITDA, and (vi) the requirement that determined the available borrowings under the U.S. Revolving Credit Facility, which was based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor, was eliminated.  Therefore, the margins applicable to the Company’s outstanding borrowings decreased on February 17, 2005 to the lenders’ base rate and 1.00% above LIBOR.

The U.S. Credit Facilities require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock and Saf-T-Pak stock owned by Cantel); are guaranteed by Minntech and Mar Cor; permit the Company to guarantee the lease on Mar Cor’s facility; and expire on August 1, 2008.  As of January 31, 2005, the Company was in compliance with the financial covenants under the U.S. Credit Facilities.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; is secured by substantially all assets of the Canadian Borrower and Biolab; and expires on September 7, 2006.  As of January 31, 2005, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility.

At January 31, 2005, the Company had $19,250,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.  Subsequent to January 31, 2005, the Company prepaid an additional $1,000,000 under the Term Loan Facility; therefore, at February 28, 2005, the Company had $18,250,000 outstanding under its Term Loan Facility.

At January 31, 2005, aggregate annual required maturities of the Term Loan Facility are as follows:

Six month period ending July 31, 2005	$1,500,000
Fiscal 2006	5,000,000
Fiscal 2007	6,000,000
Fiscal 2008	6,750,000
Total	$19,250,000

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per common share:
Net income	$3,875,000	$2,573,000	$6,982,000	$4,368,000

Denominator for basic and diluted earnings per common share:
Denominator for basic earnings per common share - weighted average number of shares outstanding	14,782,348	14,013,753	14,706,332	13,992,493

Dilutive effect of common stock equivalents using the treasury stock method and the average market price for the period	1,400,105	1,076,226	1,338,156	965,513

Denominator for diluted earnings per common share - weighted average number of shares outstanding and common stock equivalents	16,182,453	15,089,979	16,044,488	14,958,006

Basic earnings per common share	$0.26	$0.18	$0.47	$0.31

Diluted earnings per common share	$0.24	$0.17	$0.44	$0.29

Note 11.                                Income Taxes

The consolidated effective tax rate on income before income taxes was 38.4% and 37.7% for the six months ended January 31, 2005 and 2004, respectively.  The Company has provided income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards accumulated in the United States.

The Company’s results of operations for the three and six months ended January 31, 2005 and 2004 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada and Japan, which had effective tax rates during the six months ended January 31, 2005 of approximately 35.3% and 45.0%, respectively.  The higher overall effective tax rate for the six months ended January 31, 2005, as compared with the six months ended January 31, 2004, is principally due to the geographic mix of pretax income and the loss from operations at the Company’s Netherlands subsidiary for which no tax benefit was recorded.

Note 12.                                Operating Segments

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company has determined its reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements.  The primary factors used by management in analyzing segment performance are net sales and operating income.  During fiscal 2004, the Company changed its internal reporting processes to include Product Service with the corresponding product segments to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses.  Previously, Product Service, which consisted of technical maintenance service on the Company’s products, was reported as a separate operating segment.  All prior period segment results have been restated to reflect this change.

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

Water Treatment, which includes water treatment equipment design and manufacturing, project management, installation, maintenance, deionization and mixing systems for the medical, pharmaceutical, biotechnology, research, beverage and semiconductor industries.

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

Operating segment information is summarized below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Net sales:
Dialysis	$16,353,000	$14,867,000	$33,105,000	$29,639,000
Endoscopy and Surgical	10,696,000	8,707,000	17,916,000	15,616,000
Endoscope Reprocessing	7,353,000	6,073,000	14,077,000	11,401,000
Water Treatment	5,477,000	5,411,000	9,921,000	9,951,000
Filtration and Separation	4,565,000	3,369,000	8,358,000	6,888,000
All Other	5,092,000	2,669,000	11,501,000	4,450,000
Total	$49,536,000	$41,096,000	$94,878,000	$77,945,000

Operating income:
Dialysis	$1,881,000	$1,946,000	$4,153,000	$3,404,000
Endoscopy and Surgical	2,623,000	2,225,000	4,254,000	3,633,000
Endoscope Reprocessing	1,221,000	436,000	2,360,000	978,000
Water Treatment	310,000	188,000	41,000	303,000
Filtration and Separation	1,252,000	762,000	2,312,000	1,454,000
All Other	570,000	69,000	1,295,000	14,000
	7,857,000	5,626,000	14,415,000	9,786,000
General corporate expenses	(1,239,000)	(1,011,000)	(2,424,000)	(1,942,000)
Interest expense, net	(313,000)	(416,000)	(664,000)	(831,000)
Income before income taxes	$6,305,000	$4,199,000	$11,327,000	$7,013,000

Note 13.                                Legal Proceedings

In the normal course of business, the Company is subject to pending and threatened legal actions.  It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

In November 2003, HDC Medical Inc., a Kentucky corporation, filed a complaint against Minntech in the United States District Court, Western District of Kentucky (Case No. 3:03W-694-S).  A motion was granted to the Company to transfer the case to the U.S. District Court in Minnesota.  The plaintiff alleges that Minntech has violated federal antitrust laws, including the Sherman Act and the Clayton Act.  In addition to requesting an injunction enjoining Minntech from continuing in alleged unlawful conduct, the plaintiff seeks an unspecified amount of actual damages, punitive damages, additional and/or treble statutory damages, and costs of suit.  The Company believes that the allegations made in the complaint are without merit and it intends to vigorously defend the action.  The case is in the discovery phase and is expected to be ready for trial in December 2005.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The results of operations reflect the results of Cantel and its wholly-owned subsidiaries.

Reference is made to (i) the impact on the Company’s results of operations of a stronger Canadian dollar against the United States dollar during the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004 (increase in value of approximately 8.3% and 7.4% for the three and six months ended January 31, 2005, respectively, as compared with the three and six months ended January 31, 2004, based upon average exchange rates reported by banking institutions), (ii) the impact on the Company’s results of operations of a stronger euro against the United States dollar during the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004 (increase in value of approximately 8.2% and 8.3% for the three and six months ended January 31, 2005, respectively, compared with the three and six months ended January 31, 2004, based upon average exchange rates reported by banking institutions), (iii) critical accounting policies of the Company, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iv) 5,095,000 additional shares issued in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid to stockholders in January 2005, (v) the Company’s acquisition of Saf-T-Pak on June 1, 2004, as more fully described in note 3 to the condensed consolidated financial statements, and (vi) the change in the Company’s segment reporting, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Since the Saf-T-Pak acquisition occurred on June 1, 2004, Saf-T-Pak is reflected in the Company’s results of operations for the three and six months ended January 31, 2005, and is not reflected in the Company’s results of operations for the three and six months ended January 31, 2004.  The acquisition of Saf-T-Pak has added the Specialty Packaging operating segment to the Company, which is included in the All Other reportable segment.

Discussion herein of the Company’s pre-existing business refers to the operations of Cantel, Carsen, Minntech, Biolab and Mar Cor, but excludes the impact of the Saf-T-Pak acquisition.  The ensuing discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (the “2004 Form 10-K”).

The following table gives information as to the net sales and the percentage to the total net sales by each reportable segment of the Company:

	Three Months Ended January 31,				Six Months Ended January 31,
	2005		2004		2005		2004
	(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%
Dialysis	$16,353	33.0	$14,867	36.2	$33,105	34.9	$29,639	38.0
Endoscopy and Surgical	10,696	21.6	8,707	21.2	17,916	18.9	15,616	20.0
Endoscope Reprocessing	7,353	14.8	6,073	14.8	14,077	14.8	11,401	14.6
Water Treatment	5,477	11.1	5,411	13.1	9,921	10.5	9,951	12.8
Filtration and Separation	4,565	9.2	3,369	8.2	8,358	8.8	6,888	8.9
All Other	5,092	10.3	2,669	6.5	11,501	12.1	4,450	5.7
	$49,536	100.0	$41,096	100.0	$94,878	100.0	$77,945	100.0

During fiscal 2004, the Company changed its internal reporting processes to include Product Service within the corresponding product segments to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses.  Previously, Product Service, which consisted of technical maintenance service on the Company’s products, was reported as a separate operating segment. All prior period segment results have been restated to reflect this change.

The All Other segment is comprised of the Scientific operating segment and the Company’s new operating segment, Specialty Packaging, which was added as a result of the Saf-T-Pak acquisition on June 1, 2004.

Net sales increased by $8,440,000, or 20.5%, to $49,536,000 for the three months ended January 31, 2005, from $41,096,000 for the three months ended January 31, 2004.  Net sales contributed by Saf-T-Pak for the three months ended January 31, 2005 were $1,060,000.  Net sales of the Company’s pre-existing business increased by $7,380,000, or 18.0%, to $48,476,000 for the three months ended January 31, 2005, compared with the three months ended January 31, 2004.

Net sales increased by $16,933,000, or 21.7%, to $94,878,000 for the six months ended January 31, 2005, from $77,945,000 for the six months ended January 31, 2004.  Net sales contributed by Saf-T-Pak for the six months ended January 31, 2005 were $2,285,000.  Net sales of the Company’s pre-existing business increased by $14,648,000, or 18.8%, to $92,593,000 for the six months ended January 31, 2005, compared with the six months ended January 31, 2004.

Net sales were positively impacted for the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004, by approximately $1,360,000 and $2,225,000, respectively, due to the translation of Carsen’s and Biolab’s net sales using a stronger Canadian dollar against the United States dollar.  Carsen’s net sales are principally included in the Endoscopy and Surgical and Scientific segments.  Biolab’s net sales are included in the Water Treatment segment.

In addition, net sales were positively impacted for the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004, by approximately $301,000 and $518,000, respectively, due to the translation of Minntech’s Netherlands subsidiary net sales using a stronger euro against the United States dollar.  The majority of the net sales of Minntech’s Netherlands subsidiary are included in the Dialysis segment.

Increases in selling prices of the Company’s products did not have a significant effect on net sales for the three and six months ended January 31, 2005.

The increase in net sales of the Company’s pre-existing business for the three and six months ended January 31, 2005 was attributable to increases in sales of dialysis products, endoscopy and surgical products, endoscope reprocessing products, filtration and separation products and scientific products.

Sales of dialysis products and services increased by 10.0% and 11.7% for the three and six months ended January 31, 2005, respectively, compared with the three and six months ended January 31, 2004, primarily due to an increase in customer demand for concentrate (a concentrated acid used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) to several major U.S. dialysis chains and to an international customer, and an increase in demand for dialyzer reuse supplies.  Partially offsetting the increase in sales were lower selling prices for the Company’s Renalin (sterilant) product due to customer mix; however, such lower selling prices were partially offset by increased customer demand for Renalin.

The increase in sales of endoscopy and surgical products and services was primarily due to improved healthcare funding in Canada, the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar, enhanced offerings of surgical products and the effect of reorganizing the sales force.  Net sales of endoscopy and surgical products and services increased by 22.8% and 14.7% in U.S. dollars, and increased by 13.6% and 6.6% in their functional Canadian currency, during the three and six months ended January 31, 2005, respectively, compared with the three and six months ended January 31, 2004.  The increase during the six months ended January 31, 2005 is being compared to the six months ended January 31, 2004 which included strong sales volume during the three months ended October 31, 2003 as a result of the decrease in cases of severe acute respiratory syndrome (“SARS”) in the greater Toronto area which allowed the Company’s sales personnel to once again begin visiting hospitals.  Healthcare funding in Canada is dependent upon governmental appropriations.  During the past year, Canada adopted a budget that provides for a significant increase in funding for healthcare.  However, the Company cannot ascertain what impact the funding situation or Canada’s budget will have on future sales of endoscopy and surgical products.

The increase in sales of endoscope reprocessing products and service of 21.1% and 23.5% for the three and six months ended January 31, 2005, respectively, compared with the three and six months ended January 31, 2004, was primarily due to an increase in customer demand for endoscope disinfection equipment, disinfectants (including the Company’s new Adaspor product in Europe) and related consumables both in the United States and internationally, and an increase in product service due to the increased field population of equipment.

The increase in sales of filtration and separation products of 35.5% and 21.3% for the three and six months ended January 31, 2005, respectively, compared with the three and six months ended January 31, 2004, was primarily due to an increase in customer demand in the United States and internationally for the Company’s industrial water and air filter products, international sales of the Company’s new Minncare dry fog disinfection system, domestic sales of the Company’s pediatric filters and an increase in demand in the United States during the three months ended January 31, 2005 for the Company’s hemoconcentrator product (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery).

Sales in the All Other reportable segment increased 90.8% and 158.4% for the three and six months ended January 31, 2005, respectively, as compared with the three and six months ended January 31, 2004.  Net sales contributed by the Specialty Packaging operating segment for the three and six months ended January 31, 2005 were $1,060,000 and $2,285,000, respectively.  Net sales contributed by the Scientific operating segment were $4,032,000 and $9,216,000, an increase of $1,363,000 and $4,766,000, or 51.1% and 107.1%, for the three and six months ended January 31, 2005, respectively, compared with the three and six months ended January 31, 2004.  The increase in sales of scientific products for the three and six months ended January 31, 2005 was primarily due to the introduction of a new confocal microscope, increased demand in Canada for scientific and industrial microscopes and related imaging products and improved government funding of research in Canada.  The increase in sales for the six months ended January 31, 2005 was also due to a large sale of microscopes and related imaging products to a Canadian university during the three months ended October 31, 2004.

Gross profit increased by $3,702,000, or 24.5%, to $18,821,000 for the three months ended January 31, 2005, from $15,119,000 for the three months ended January 31, 2004.  Gross profit of the Company’s pre-existing business increased by $3,128,000, or 20.7%, to $18,247,000 for the three months ended January 31, 2005, compared with the three months ended January 31, 2004.  Gross profit contributed by Saf-T-Pak for the three months ended January 31, 2005 was $574,000.

Gross profit increased by $7,744,000, or 27.4%, to $36,036,000 for the six months ended January 31, 2005, from $28,292,000 for the six months ended January 31, 2004.  Gross profit of the Company’s pre-existing business increased by $6,445,000, or 22.8%, to $34,737,000 for the six months ended January 31, 2005, compared with the six months ended January 31, 2004.  Gross profit contributed by

Saf-T-Pak for the six months ended January 31, 2005 was $1,299,000.

Gross profit as a percentage of net sales for the three months ended January 31, 2005 and 2004 were 38.0% and 36.8%, respectively. Gross profit as a percentage of net sales of the Company’s pre-existing business for the three months ended January 31, 2005 was 37.6%.  Gross profit as a percentage of net sales for Saf-T-Pak for the three months ended January 31, 2005 was 54.2%.

Gross profit as a percentage of net sales for the six months ended January 31, 2005 and 2004 were 38.0% and 36.3%, respectively. Gross profit as a percentage of net sales of the Company’s pre-existing business for the six months ended January 31, 2005 was 37.5%.  Gross profit as a percentage of net sales for Saf-T-Pak for the six months ended January 31, 2005 was 56.8%.

The higher gross profit percentage from the Company’s pre-existing business for the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004, was primarily attributable to favorable sales mix in the Company’s endoscope reprocessing and filtration and separation operating segments, favorable Canadian dollar exchange rates which principally impact the endoscopy and surgical, water treatment and scientific operating segments and improved overhead absorption in the Company’s endoscope reprocessing and filtration and separation businesses due to increases in sales volume.  Partially offsetting these increases to gross profit percentage were a lower gross profit percentage on the Company’s dialysis products and, during the three months ended January 31, 2005, endoscopy and surgical products due to sales mix.

The favorable Canadian dollar exchange rates lowered Carsen’s and Biolab’s cost of inventory purchased from suppliers in the United States, and therefore decreased cost of sales and increased gross profit, by approximately $597,000 and $1,179,000 for the three and six months ended January 31, 2005, respectively, compared with the three and six months ended January 31, 2004.  In addition, gross profit was positively impacted for the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004, by approximately $502,000 and $789,000, respectively, due to the translation of Carsen’s and Biolab’s gross profit using a stronger Canadian dollar against the United States dollar (which also impacts net sales and therefore has no impact on gross profit as a percentage of net sales).  Similarly, gross profit was positively impacted for the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004, by approximately $53,000 and $107,000, respectively, due to the translation of Minntech’s Netherlands subsidiary gross profit using a stronger euro against the United States dollar.

Selling expenses increased by $813,000 to $5,814,000 for the three months ended January 31, 2005, from $5,001,000 for the three months ended January 31, 2004.  For the six months ended January 31, 2005, selling expenses increased by $1,521,000 to $11,222,000, from $9,701,000 for the six months ended January 31, 2004.  For the three and six months ended January 31, 2005, selling expenses increased principally due to the inclusion of Saf-T-Pak; increases in commissions and incentive compensation due to improved operating results; the translation of Carsen’s and Biolab’s expenses using a stronger Canadian dollar against the United States dollar; and the addition of sales representatives and management personnel in the Endoscopy and Surgical segment.

Selling expenses as a percentage of net sales were 11.7% and 11.8% for the three and six months ended January 31, 2005, respectively, compared with 12.2% and 12.4% for the three and six months ended January 31, 2004.  The decrease in selling expenses as a percentage of net sales was primarily attributable to the favorable impact of increased net sales against the fixed component of selling expenses, partially offset by an increase in incentive compensation and the addition of sales representatives and management personnel in the Endoscopy and Surgical segment.

General and administrative expenses increased by $967,000 to $5,367,000 for the three months ended January 31, 2005, from $4,400,000 for the three months ended January 31, 2004.  For the six months ended January 31, 2005, general and administrative expenses increased by $2,243,000 to $10,817,000, from $8,574,000 for the six months ended January 31, 2004.  For the three and six months ended January 31, 2005, general and administrative expenses increased principally due to an increase in incentive compensation; the inclusion of Saf-T-Pak; increased accounting and consulting costs relating to corporate governance; additional executive personnel; increases in foreign exchange losses associated with translating certain foreign denominated assets into functional currencies; the translation of Carsen’s and Biolab’s expenses using a stronger Canadian dollar against the United States dollar; and increases in the cost of commercial insurance.

General and administrative expenses as a percentage of net sales were 10.8% and 11.4% for the three and six months ended January 31, 2005, respectively, compared with 10.7% and 11.0% for the three and six months ended January 31, 2004.

Research and development expenses (which include continuing engineering costs) decreased by $81,000 to $1,022,000 for the three months ended January 31, 2005, from $1,103,000 for the three months ended January 31, 2004.  For the six months ended January 31, 2005, research and development expenses decreased by $167,000 to $2,006,000, from $2,173,000 for the six months ended January 31, 2004.  The majority of research and development expenses for the three and six months ended January 31, 2005 and 2004 related to the Dyped endoscope reprocessor.

Interest expense decreased by $53,000 to $420,000 for the three months ended January 31, 2005, from $473,000 for the three months ended January 31, 2004.  For the six months ended January 31, 2005, interest expense decreased by $76,000 to $849,000, from $925,000 for the six months ended January 31, 2004.  For the three and six months ended January 31, 2005, interest expense decreased primarily due to the decrease in average outstanding borrowings, partially offset by an increase in average interest rates.  Interest income increased by

$65,000 to $107,000 for the three months ended January 31, 2005, from $42,000 for the three months ended January 31, 2004.  For the six months ended January 31, 2005, interest income increased by $120,000 to $185,000, from $65,000 for the six months ended January 31, 2004.  For the three and six months ended January 31, 2005, interest income increased primarily due to an increase in cash available for short-term investments.

Income before income taxes increased by $2,106,000 to $6,305,000 for the three months ended January 31, 2005, from $4,199,000 for the three months ended January 31, 2004.  For the six months ended January 31, 2005, income before income taxes increased by $4,314,000 to $11,327,000, from $7,013,000 for the six months ended January 31, 2004.

The consolidated effective tax rate on income before income taxes was 38.4% and 37.7% for the six months ended January 31, 2005 and 2004, respectively.  The Company has provided income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States.

The Company’s results of operations for the three and six months ended January 31, 2005 and 2004 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada and Japan, which had effective tax rates during the six months ended January 31, 2005 of approximately 35.3% and 45.0%, respectively.  The higher overall effective tax rate for the six months ended January 31, 2005, as compared with the six months ended January 31, 2004, is principally due to the geographic mix of pretax income and the loss from operations at the Company’s Netherlands subsidiary for which no tax benefit was recorded.

Liquidity and Capital Resources

At January 31, 2005, the Company’s working capital was $53,411,000, compared with $46,735,000 at July 31, 2004.  This increase in working capital was primarily due to the increase in cash, as described below, as well as the translation of net assets of the Company’s Canadian subsidiaries using a stronger Canadian dollar against the United States dollar.

Net cash provided by operating activities was $7,997,000 and $3,966,000 for the six months ended January 31, 2005 and 2004, respectively.  For the six months ended January 31, 2005, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, deferred income taxes, and a decrease in inventories (which was primarily due to a large sale of microscopes and related imaging products to a Canadian university), partially offset by a decrease in accounts payable and accrued expenses and income taxes payable due to the timing associated with payments.  For the six months ended January 31, 2004, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, partially offset by a decrease in accounts payable and accrued expenses due to the timing associated with payments, and an increase in prepaid expenses and other current assets.

Net cash used in investing activities was $1,866,000 and $17,659,000 for the six months ended January 31, 2005 and 2004, respectively.  For the six months ended January 31, 2005, the net cash used in investing activities was primarily for capital expenditures.  For the six months ended January 31, 2004, the net cash used in investing activities was primarily for the acquisitions of Biolab, Mar Cor and Dyped.

Net cash used in financing activities was $3,445,000 for the six months ended January 31, 2005, compared with net cash provided by financing activities of $5,667,000 for the six months ended January 31, 2004.  For the six months ended January 31, 2005, the net cash used in financing activities was primarily attributable to repayments under the Company’s credit facilities, partially offset by exercises of stock options.  For the six months ended January 31, 2004, the net cash provided by financing activities was primarily attributable to borrowings under the Company’s credit facilities related to the acquisition of Mar Cor, partially offset by repayments under the credit facilities.

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

For the six months ended January 31, 2005, borrowings under the Credit Facilities bore interest at rates ranging from .75% to 2.00% above the lender’s base rate, or at rates ranging from 2.00% to 3.25% above LIBOR, depending upon the Company’s consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On February 17, 2005, the Company amended its U.S. Credit Facilities as follows: (i) the margins applicable to the Company’s outstanding borrowings were decreased to zero to 0.50% above the lenders’ base rate and 1.00% to 1.75% above LIBOR, depending upon the Company’s consolidated ratio of debt to EBITDA, (ii) the maximum allowed consideration paid for an acquisition was increased from $5,000,0000 to $25,000,000, (iii) a feature was added that gives the Company the ability to increase the U.S. Revolving Credit Facility from $17,500,000 up to $40,000,000 at any time on or before the U.S

Revolving Credit Facility’s termination date upon mutual agreement from the lenders and the Company, (iv) certain financial covenants were modified to allow for the potential increased borrowings and capital expenditures, (v) fees on the unused portion of the U.S. Revolving Credit Facility were decreased to rates ranging from .20% to .35%, depending upon the Company’s consolidated ratio of debt to EBITDA, and (vi) the requirement that determined the available borrowings under the U.S. Revolving Credit Facility, which was based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor, was eliminated.

Therefore, the margins applicable to the Company’s outstanding borrowings decreased on February 17, 2005 to the lenders’ base rate and 1.00% above LIBOR.  The base rates associated with the U.S. lenders and the Canadian lender were 5.50% and 4.25%, respectively, at February 28, 2005, and the LIBOR rates ranged from 2.27% to 2.96% at February 28, 2005.  At February 28, 2005, all of the Company’s outstanding borrowings were under LIBOR contracts.

The U.S. Credit Facilities require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock and Saf-T-Pak stock owned by Cantel); are guaranteed by Minntech and Mar Cor; permit the Company to guarantee the lease on Mar Cor’s facility; and expire on August 1, 2008.  As of January 31, 2005, the Company was in compliance with the financial covenants under the U.S. Credit Facilities.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; is secured by substantially all assets of the Canadian Borrower and Biolab; and expires on September 7, 2006.  As of January 31, 2005, Carsen was in compliance with the financial covenants under the Canadian Revolving Credit Facility.

At January 31, 2005, the Company had $19,250,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.  Subsequent to January 31, 2005, the Company prepaid an additional $1,000,000 under the Term Loan Facility; therefore, at February 28, 2005, the Company had $18,250,000 outstanding under its Term Loan Facility.

At January 31, 2005, aggregate annual required maturities of the Term Loan Facility are as follows:

Six month period ending July 31, 2005	$1,500,000
Fiscal 2006	5,000,000
Fiscal 2007	6,000,000
Fiscal 2008	6,750,000
Total	$19,250,000

In conjunction with the Dyped acquisition on September 12, 2003, the Company issued a note with a face value of €1,350,000

($1,505,000 using the exchange rate on the date of the acquisition). At January 31, 2005, approximately $1,596,000 of this note was outstanding using the exchange rate on January 31, 2005.  Such note is non-interest bearing and has been recorded at its present value of $1,387,000 at January 31, 2005.  The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Aggregate future minimum commitments at January 31, 2005 under noncancelable operating leases for property and equipment are as follows:

Six month period ending July 31, 2005	$1,070,000
Fiscal 2006	1,430,000
Fiscal 2007	1,025,000
Fiscal 2008	771,000
Fiscal 2009	709,000
Thereafter	1,805,000
Total lease commitments	$6,810,000

The majority of Carsen’s sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to a distribution agreement (the “Olympus Agreement”) with Olympus America Inc. (“Olympus”), and the majority of Carsen’s sales of scientific products related to industrial technology equipment have been made pursuant to a distribution agreement with Olympus Industrial America Inc. (the “Olympus Industrial Agreement”), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada.  Under the Olympus Agreement, Carsen is subject to minimum purchase requirements of $20,600,000 and $23,500,000 for the contract years ending March 31, 2005 and 2006, respectively, which Carsen expects to meet.  There are no minimum purchase requirements under the Olympus Industrial Agreement.  Both agreements expire on March 31, 2006.

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

The Company has determined that it will repatriate minimal amounts of existing and future accumulated profits from its international locations until existing domestic NOLs are exhausted,

which the Company estimates to be no earlier than the end of fiscal 2005.  Notwithstanding this strategy, the Company believes that its current cash position, anticipated cash flows from operations, and the funds available under its revolving credit facilities will be sufficient to satisfy the Company’s cash operating requirements for the foreseeable future based upon its existing operations.  At February 28, 2005, approximately $23,500,000 was available under the revolving credit facilities, of which $17,500,000 was available for its United States operations.

During the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004, the average value of the Canadian dollar increased by approximately 8.3% and 7.4%, respectively, relative to the value of the United States dollar.  Changes in the value of the Canadian dollar against the United States dollar affect the Company’s results of operations principally for the following reasons: (i) Carsen purchases substantially all of its products in United States dollars and sells its products in Canadian dollars, (ii) Biolab and Saf-T-Pak purchase a portion of their inventories in United States dollars and sell a significant amount of their products in United States dollars and therefore are exposed to foreign currency gains and losses upon payment of such payables and the collection of such receivables, and (iii) the results of operations of the Company’s Canadian subsidiaries are translated from their functional Canadian currency to United States dollars.  During the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004, such strengthening of the Canadian dollar relative to the United States dollar had an overall positive impact upon the Company’s results of operations.

Under the Canadian Revolving Credit Facility, Carsen has a $35,000,000 (United States dollars) foreign currency hedging facility, as amended, which is available to hedge against the impact of such currency fluctuations on purchases of inventories.  Total commitments for foreign currency forward contracts under this facility amounted to $23,300,000 (United States dollars) at February 28, 2005 and cover a portion of the Canadian subsidiary’s projected purchases of inventories through July 2006.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  The weighted average exchange rate of the forward contracts open at February 28, 2005 was $1.2867 Canadian dollar per United States dollar, or $.7772 United States dollar per Canadian dollar.  The exchange rate published by the Wall Street Journal on February 28, 2005 was $1.2332 Canadian dollar per United States dollar, or $.8109 United States dollar per Canadian dollar.

During the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004, the value of the euro increased by approximately 8.2% and 8.3%, respectively, relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect the Company’s results of operations principally for the following reasons: (i) a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency, and (ii) the results of operations of Minntech’s Netherlands subsidiary are translated from its functional euro currency to United States dollars.  During the three and six months ended January 31, 2005, such strengthening of the euro relative to the United States dollar had an overall adverse impact upon the Company’s results of operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedges.  There was one foreign currency forward contract amounting to €3,391,000 at February 28, 2005 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars.  Such contract expires on March 31, 2005.  Under its Credit Facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.  During the three and six months ended January 31, 2005, such forward contracts were effective in offsetting the adverse impact of the strengthening of the euro on the Company’s results of operations.

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

For purposes of translating the balance sheet, at January 31, 2005 compared with July 31, 2004, the value of the Canadian dollar and the value of the euro increased by approximately 7.1% and 8.2%, respectively, compared to the value of the United States dollar.  The total of these currency movements resulted in a foreign currency translation gain of $2,748,000 for the six months ended January 31, 2005, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2005 and 2004 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

None of the Company’s sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by the Company before credit is issued or such product is accepted for return.  No cash discounts for early payment are offered except with respect to a small portion of the Company’s sales of dialysis products and certain prepaid packaging products.  Price protection is not offered by the Company, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of the Company’s products.  With respect to certain of the Company’s dialysis and endoscope reprocessing customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $266,000 and $457,000 for the three and six months ended January 31, 2005, respectively, and $189,000 and $286,000 for the three and six months ended January 31, 2004, respectively.  Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods.  The increase in rebates for the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004, is primarily due to an increase in sales volume to several major U.S. dialysis chains and additional rebate agreements for the Company’s Renalin 100 (sterilant) product, partially offset by the expiration of a rebate agreement for the

Company’s endoscope reprocessing equipment.  Trade-in allowances were not significant during the three and six months ended January 31, 2005.  If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars.  Additionally, a portion of Biolab’s and Saf-T-Pak’s inventories are purchased in the United States and a significant amount of their sales are to customers in the United States.  Carsen’s, Biolab’s and Saf-T-Pak’s businesses could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions between the United States and Canada.  Additionally, Carsen’s, including its Biolab subsidiary, and Saf-T-Pak’s financial statements are translated using the accounting policies described in note 2 to the Consolidated Financial Statements included within the Company’s 2004 Form 10-K.  Fluctuations in the rates of currency exchange between the United States and Canada had an overall positive impact for the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004, upon the Company’s results of operations and stockholders’ equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $24,400,000 (United States dollars) at January 31, 2005 and cover a portion of Carsen’s projected purchases of inventories through July 2006.

Changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in note 2 to the Consolidated Financial Statements included within the Company’s 2004 Form 10-K.  Fluctuations in the rates of currency exchange between the European Union and the United States had an overall adverse impact for the three and six months ended January 31, 2005, compared with the three and six months ended January 31, 2004, upon the Company’s results of operations, and had a positive impact upon stockholders’ equity, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedge instruments.  There was no such foreign currency forward contract at January 31, 2005; however, one contract amounting to €3,156,000 was entered into on February 1, 2005 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars.  Such contract expired on February 28, 2005.  Under its credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.  During the three and six months ended January 31, 2005, such forward contracts were effective in offsetting the adverse impact of the strengthening of the euro on the Company’s results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen.  Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2005 and 2004 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest rate market risk:  The Company has two credit facilities for which the interest rate on outstanding borrowings is variable.  Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada. During the three and six months ended January 31, 2005, all of the Company’s outstanding borrowings were under its United States credit facilities.

Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s 2004 Form 10-K.

ITEM 4.                                                    CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1.                                                    LEGAL PROCEEDINGS

See Part I, Item 1. – Note 13 above.

ITEM 2.                                                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not issue or purchase any unregistered equity securities during the three and six months ended January 31, 2005.

ITEM 4.                                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 16, 2004, the Company held its Annual Meeting of Stockholders for the fiscal year ended July 31, 2004 to re-elect Charles M. Diker, Alan J. Hirschfield, and Bruce Slovin as directors of the Company, to hold office until the Annual Meeting of Stockholders to be held after the fiscal year ending July 31, 2007.  13,449,498 votes were cast for and 429,905 votes were withheld in the election of Mr. Diker.  13,393,716 votes were cast for and 485,687 votes were withheld in the election of Mr. Hirschfield.  13,449,312 votes were cast for and 430,091 votes were withheld in the election of Mr. Slovin.

Stockholders also approved an amendment to the Company’s 1997 Employee Stock Option Plan to increase the number of shares reserved for issuance and available for grant thereunder from 3,000,000 to 3,750,000.  5,990,334 votes were cast for, 4,081,394 votes were against, and 10,857 votes abstained in the approval of the amendment to the Company’s 1997 Employee Stock Option Plan.

Stockholders also ratified the selection of Ernst & Young LLP as the independent registered public accounting firm of the Company for its fiscal year ending July 31, 2005.  13,749,950 votes were cast for, 126,198 votes were against, and 3,255 votes abstained such ratification.

The above shares and votes have been retroactively adjusted to reflect the January 2005 three-for-two stock split.

ITEM 5.                                                    OTHER INFORMATION

None.

ITEM 6.                                                    EXHIBITS

10(a)	–

Third Amendment to Credit Agreement among Cantel Medical Corp., the Banks, Financial Institutions and Other Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association dated as of February 17, 2005.

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

Date: March 14, 2005

	By:	/s/ James P. Reilly
James P. Reilly, President
and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller