Form 10-Q
period 2005-04-30
CANTEL MEDICAL CORP
filed 2005-06-09
CIK 19446

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005.

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

Yes   ☒      No   ☐

Number of shares of Common Stock outstanding as of May 31, 2005: 14,962,507.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30,	July 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$24,651	$17,862
Accounts receivable, net of allowance for doubtful accounts of $867 at April 30 and $1,372 at July 31	31,840	29,324
Inventories:
Raw materials	6,947	6,632
Work-in-process	2,682	2,065
Finished goods	13,379	13,756
Total inventories	23,008	22,453
Deferred income taxes	2,837	2,806
Prepaid expenses and other current assets	1,807	1,418
Total current assets	84,143	73,863
Property and equipment, net	23,096	22,715
Intangible assets, net	13,402	13,897
Goodwill	33,711	33,330
Other assets	3,006	2,562
	$157,358	$146,367

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$4,500	$3,000
Accounts payable	9,821	10,325
Compensation payable	4,411	3,450
Accrued expenses	7,915	7,403
Income taxes payable	1,889	2,950
Total current liabilities	28,536	27,128

Long-term debt	12,000	22,000
Deferred income taxes	10,202	7,533
Other long-term liabilities	3,240	3,195

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, $.10 par value; authorized 20,000,000 shares; April 30 - 15,400,845 shares issued and 14,957,286 shares outstanding; July 31 - 15,051,573 shares issued and 14,611,731 shares outstanding	1,540	1,505
Additional capital	57,314	53,315
Retained earnings	40,984	30,193
Accumulated other comprehensive income	5,271	3,145
Treasury Stock, at cost; April 30 - 443,559 shares; July 31 - 439,842 shares	(1,729)	(1,647)
Total stockholders’ equity	103,380	86,511
	$157,358	$146,367

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004

Net sales:
Product sales	$44,370	$41,575	$127,689	$109,251
Product service	6,164	5,323	17,723	15,592
Total net sales	50,534	46,898	145,412	124,843

Cost of sales:
Product sales	27,179	25,811	78,674	68,513
Product service	3,832	3,835	11,179	10,786
Total cost of sales	31,011	29,646	89,853	79,299

Gross profit	19,523	17,252	55,559	45,544

Operating expenses:
Selling	6,007	5,316	17,229	15,017
General and administrative	5,674	5,402	16,491	13,976
Research and development	1,103	1,100	3,109	3,273
Total operating expenses	12,784	11,818	36,829	32,266

Income before interest, other income and income taxes	6,739	5,434	18,730	13,278

Interest expense	353	457	1,202	1,382
Interest income	(134)	(63)	(319)	(128)
Other income	—	(20)	—	(49)
Income before income taxes	6,520	5,060	17,847	12,073
Income taxes	2,711	1,966	7,056	4,611
Net income	$3,809	$3,094	$10,791	$7,462
Earnings per common share:
Basic	$0.25	$0.22	$0.73	$0.53
Diluted	$0.23	$0.20	$0.67	$0.49

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended April 30,
	2005	2004

Cash flows from operating activities
Net income	$10,791	$7,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,391	3,072
Amortization of debt issuance costs	418	403
Loss on disposal of fixed assets	54	7
Impairment of long-lived assets	—	153
Deferred income taxes	2,957	1,456
Changes in assets and liabilities:
Accounts receivable	(1,576)	(441)
Inventories	197	(1,366)
Prepaid expenses and other current assets	(973)	(1,267)
Accounts payable and accrued expenses	622	(388)
Income taxes payable	(1,060)	2,109
Net cash provided by operating activities	14,821	11,200

Cash flows from investing activities
Capital expenditures	(2,528)	(1,400)
Proceeds from disposal of fixed assets	8	33
Acquisition of Biolab, net of cash acquired	—	(7,782)
Acquisition of Mar Cor, net of cash acquired	—	(7,979)
Acquisition of Dyped, net of cash acquired	—	(696)
Other, net	(378)	(319)
Net cash used in investing activities	(2,898)	(18,143)

Cash flows from financing activities
Borrowings under term loan facility	—	4,250
Borrowings under revolving credit facilities	—	4,800
Repayments under term loan facility	(5,500)	(2,250)
Repayments under revolving credit facilities	(3,000)	(4,800)
Proceeds from exercises of stock options	2,518	1,790
Net cash (used in) provided by financing activities	(5,982)	3,790

Effect of exchange rate changes on cash and cash equivalents	848	835

Increase (decrease) in cash and cash equivalents	6,789	(2,318)
Cash and cash equivalents at beginning of period	17,862	17,018
Cash and cash equivalents at end of period	$24,651	$14,700

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

Cantel had five operating companies (collectively, with Cantel, referred to as the “Company”) at April 30, 2005 and July 31, 2004.  Minntech Corporation (“Minntech”), Carsen Group Inc. (“Carsen”), Mar Cor Services, Inc. (“Mar Cor”), and Saf-T-Pak, Inc. (“Saf-T-Pak”) are wholly-owned operating subsidiaries of Cantel.  Biolab Equipment Ltd. (“Biolab”) is a wholly-owned operating subsidiary of Carsen.

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

Note 2.                                  Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value method under the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  Under the provisions of APB 25, the Company grants stock options with exercise prices at the fair value of the shares at the date of grant and, accordingly, does not recognize compensation expense.  If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date over the vesting period as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Stock-Based Compensation” (“SFAS 123”), net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net income:
As reported	$3,809,000	$3,094,000	$10,791,000	$7,462,000
Stock-based employee compensation expense determined under fair value based model, net of tax	(903,000)	(360,000)	(2,002,000)	(1,071,000)
Pro forma	$2,906,000	$2,734,000	$8,789,000	$6,391,000

Earnings per common share - basic:
As reported	$0.25	$0.22	$0.73	$0.53
Pro forma	$0.19	$0.19	$0.59	$0.45
Earnings per common share - diluted:
As reported	$0.23	$0.20	$0.67	$0.49
Pro forma	$0.18	$0.18	$0.54	$0.42

The pro forma effect on net income and earnings per share for these periods may not be representative of the pro forma effect on net income and earnings per share in future periods.

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

Shares of common stock issued from the exercise of stock options were 47,520 and 345,682 during the three and nine months ended April 30, 2005, respectively, and 324,367 and 455,538 during the three and nine months ended April 30, 2004, respectively.  If certain criteria are met when an option is exercised, the Company is allowed a deduction on its income tax return.  Accordingly, the Company has accounted for such income tax deductions as long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and additional capital in the amounts of $1,434,000 and $285,000 for the nine months ended April 30, 2005 and 2004, respectively.

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

The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $7,876,000.  Under the terms of the purchase agreement, the Company may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,000,000 for the three year period ending July 31, 2006, based upon Biolab achieving specified targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  As of April 30, 2005, none of the additional purchase price had been earned.

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

The acquisitions of Biolab and Mar Cor are reflected in the Company’s results of operations for the three and nine months ended April 30, 2005 and 2004.

Dyped

On September 12, 2003, the Company acquired the endoscope

reprocessing systems and infection control technologies of Dyped, a private company based in The Netherlands.  The total consideration for the transaction, including transaction costs, was approximately $1,812,000 and included a note payable in five annual installments with a present value of approximately $1,211,000 (with a face value of $1,505,000).  The Company agreed to pay additional purchase price of approximately $557,000 over a three year period contingent upon the achievement of certain research and development objectives. However, as of April 30, 2005, none of the additional purchase price had been earned and only $453,000 may be earned contingent upon the achievement of the remaining research and development objectives.  The primary reason for the acquisition of Dyped was to expand Minntech’s technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with European standards and market requirements.

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

Dyped is reflected in the Company’s results of operations for the three and nine months ended April 30, 2005, the three months ended April 30, 2004 and the portion of the nine months ended April 30, 2004 subsequent to its acquisition on September 12, 2003.  The acquisition of Dyped did not have a significant impact upon sales for the three and nine months ended April 30, 2005 and 2004.  However, the majority of the Company’s research and development expenses for the three and nine months ended April 30, 2005 and 2004 were attributable to the Dyped product line.  Additionally, such research and development expenses contributed to the overall loss at Minntech’s Netherlands facility for which no corresponding tax benefit was recorded, as described in note 11 to the condensed consolidated financial statements.

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

The total consideration for the transaction, including transaction costs, was approximately $8,522,000.  Under the terms of the purchase agreement, the Company may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,094,000 for the thirty-eight month period ending July 31, 2007, based upon Saf-T-Pak achieving specified targets of EBITDA.  As of April 30, 2005, none of the additional purchase price had been earned.

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

Since the Saf-T-Pak acquisition occurred on June 1, 2004, the results of operations of Saf-T-Pak are included for the three and nine months ended April 30, 2005 and are excluded from the Company’s results of operations for the three and nine months ended April 30, 2004.

Selected unaudited pro forma consolidated statements of income data assuming Saf-T-Pak was included in the Company’s results of operations as of the beginning of the three and nine month period ended April 30, 2004 is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net sales	$50,534,000	$47,976,000	$145,412,000	$128,075,000
Net income	$3,809,000	$3,222,000	$10,791,000	$7,848,000
Earnings per share:
Basic	$0.25	$0.23	$0.73	$0.56
Diluted	$0.23	$0.21	$0.67	$0.52
Weighted average common shares:
Basic	14,942,000	14,268,000	14,783,000	14,083,000
Diluted	16,521,000	15,322,000	16,194,000	15,080,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the acquisition actually occurred at the beginning of the three and nine months ended April 30, 2004, nor does it necessarily indicate the combined company’s future operating results.

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

Note 4.                                  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”), which amends SFAS 123.  SFAS 123R requires companies to measure and recognize compensation costs relating to share-based payment transactions in the financial statements at fair value.  SFAS 123R is effective for all interim periods in fiscal years beginning after June 15, 2005 and therefore will be effective for the beginning of fiscal 2006.  The Company is currently evaluating the impact of SFAS 123R on the Company’s financial position and results of operations.  However, as more fully described in note 2 to the condensed consolidated financial statements, the Company has disclosed the effects on reported net income and earnings per share had the Company recognized compensation expense in accordance with SFAS 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”) for the purpose of eliminating any narrow differences existing between the FASB standards and the standards issued by the International Accounting Standards Board regarding inventory costs by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges.  SFAS 151 is effective for fiscal years beginning after June 15, 2005 and therefore will be effective for the beginning of fiscal 2006.  The Company does not expect the adoption of SFAS 151 to have a significant impact on the Company’s financial position or results of operations.

Note 5.                                  Comprehensive Income

The Company’s comprehensive income for the three and nine months ended April 30, 2005 and 2004 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Net income	$3,809,000	$3,094,000	$10,791,000	$7,462,000
Other comprehensive income (loss):
Unrealized gain on currency hedging, net of tax	633,000	423,000	52,000	250,000
Unrealized gain on interest rate cap, net of tax	—	14,000	5,000	41,000
Foreign currency translation, net of tax	(679,000)	(1,014,000)	2,069,000	989,000
Comprehensive income	$3,763,000	$2,517,000	$12,917,000	$8,742,000

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

Carsen purchases and pays for a substantial portion of its products in United States dollars and sells its products in Canadian dollars, and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and the Canadian dollar.  In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $17,676,000 (United States dollars) at April 30, 2005 and cover a portion of Carsen’s projected purchases of inventories through July 2006.  Under the Canadian Revolving Credit Facility, such commitments may not exceed $35,000,000 (United States dollars) in an aggregate notional amount at any time.

In addition, changes in the value of the euro against the United States dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, Minntech enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedge instruments.  There was one such foreign currency forward contract amounting to €3,030,000 at April 30, 2005 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars.  Such contract expired on May 31, 2005.  Under its U.S. Credit Facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

All of the Company’s foreign currency forward contracts are designated as hedges in accordance with SFAS 133.  Recognition of gains and losses related to the foreign currency forward contracts is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement.  Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. The Company does not hold any derivative financial instruments for speculative or trading purposes.

Note 7.                                  Intangibles and Goodwill

The Company’s intangible assets which continue to be subject to amortization consist primarily of technology, customer relationships, non-compete agreements and patents.  These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years as of April 30, 2005.  Amortization expense related to intangible assets was $403,000 and $1,243,000 for the three and nine months ended April 30, 2005, respectively, and $286,000 and $898,000 for the three and nine months ended April 30, 2004, respectively.  The Company’s intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	Gross	April 30, 2005 Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$8,186,000	$(1,835,000)	$6,351,000
Customer relationships	5,233,000	(1,998,000)	3,235,000
Non-compete agreements	169,000	(99,000)	70,000
Patents and other registrations	360,000	(32,000)	328,000
	13,948,000	(3,964,000)	9,984,000
Trademarks and tradenames	3,418,000	—	3,418,000
Total intangible assets	$17,366,000	$(3,964,000)	$13,402,000

	Gross	July 31, 2004 Accumulated Amortization	Net
Intangible assets with finite lives:
Technology	$7,901,000	$(1,297,000)	$6,604,000
Customer relationships	5,114,000	(1,410,000)	3,704,000
Non-compete agreements	169,000	(56,000)	113,000
Patents and other registrations	155,000	(13,000)	142,000
	13,339,000	(2,776,000)	10,563,000
Trademarks and tradenames	3,334,000	—	3,334,000
Total intangible assets	$16,673,000	$(2,776,000)	$13,897,000

Estimated amortization expense of the Company’s intangible assets for the remainder of fiscal 2005 and the next five years is as follows:

Three month period ending July 31, 2005	$409,000
Fiscal 2006	1,634,000
Fiscal 2007	1,578,000
Fiscal 2008	1,394,000
Fiscal 2009	1,074,000
Fiscal 2010	884,000

During the nine months ended April 30, 2005, goodwill increased as follows:

	July 31, 2004	Acquisition-Related Income Tax Reserve Reductions	Foreign Currency Translation	April 30, 2005

Dialysis	$8,958,000	$(257,000)	$—	$8,701,000
Endoscopy and Surgical	207,000	—	12,000	219,000
Endoscope Reprocessing	6,245,000	—	134,000	6,379,000
Water Treatment	9,907,000	—	261,000	10,168,000
Filtration and Separation	2,575,000	(74,000)	—	2,501,000
All Other	5,438,000	—	305,000	5,743,000
Total	$33,330,000	$(331,000)	$712,000	$33,711,000

On July 31, 2004, management performed impairment studies of the Company’s goodwill and trademark and tradenames and concluded that such assets were not impaired.

Note 8.                                  Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Beginning balance	$763,000	$513,000	$658,000	$353,000
Provisions	88,000	302,000	574,000	884,000
Charges	(188,000)	(192,000)	(574,000)	(669,000)
Foreign currency translation	(1,000)	(1,000)	4,000	1,000
Acquisitions	—	—	—	53,000
Ending balance	$662,000	$622,000	$662,000	$622,000

The warranty provisions and charges during the three and nine months ended April 30, 2005 and 2004 relate principally to the Company’s endoscope reprocessing products.

Note 9.                                  Financing Arrangements

The Company’s credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the “Term Loan Facility”), (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the “U.S. Revolving Credit Facility”) available for future working capital requirements for the U.S. businesses of Cantel (Cantel and Minntech are collectively referred to as the “U.S. Borrowers”) (the Term Loan Facility and the U.S. Revolving Credit Facility are collectively referred to as the “U.S. Credit Facilities”), and (iii) a $6,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the “Canadian Borrower”) with a Canadian bank (the “Canadian Revolving Credit Facility”) available for Carsen’s future working capital requirements (the U.S. Credit Facilities and the Canadian Revolving Credit Facility are collectively referred to as the “Credit Facilities”).

On February 17, 2005, the Company amended its U.S. Credit Facilities as follows: (i) the margins applicable to the Company’s outstanding borrowings were decreased to zero to 0.50% above the lenders’ base rate and 1.00% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s consolidated ratio of debt to EBITDA, (ii) the maximum allowed consideration paid for an acquisition was increased from $5,000,0000 to $25,000,000, (iii) a feature was added that gives the Company the ability to increase the U.S. Revolving Credit Facility from $17,500,000 up to $40,000,000 at any time on or before the U.S Revolving Credit Facility’s termination date upon mutual agreement from the lenders and the Company, (iv) certain financial covenants were modified to allow for the potential increased borrowings and capital expenditures, (v) fees on the unused portion of the U.S. Revolving Credit Facility were decreased to rates ranging from .20% to .35%, depending upon the Company’s consolidated ratio of debt to EBITDA, and (vi) the requirement that determined the available borrowings under the U.S. Revolving Credit Facility, which was based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor, was eliminated.  Therefore, the margins applicable to the Company’s outstanding borrowings decreased on February 17, 2005 from .75% above the lenders’ base rate and 2.00% above LIBOR to the lenders’ base rate and 1.00% above LIBOR.

On April 30, 2005, the margins applicable to the Company’s outstanding borrowings were the lenders’ base rate and 1.00% above LIBOR.  The base rates associated with the U.S. lenders and the Canadian lender were 5.75% and 4.25%, respectively, at April 30, 2005, and the LIBOR rates ranged from 2.27% to 2.96% at April 30, 2005.  At April 30, 2005, all of the Company’s outstanding borrowings were under LIBOR contracts.

The U.S. Credit Facilities require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock and Saf-T-Pak stock owned by Cantel); are guaranteed by Minntech and Mar Cor; permit the Company to guarantee the lease on Mar Cor’s facility; and expire on August 1, 2008.  Additionally, a waiver was received from the U.S. lenders permitting the Company to guarantee the lease of Biolab’s new facility.  The Company is in compliance with all financial and other covenants under the U.S. Credit Facilities.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; is secured by substantially all assets of the Canadian Borrower and Biolab; and expires on September 7, 2006.  Carsen is in compliance with all financial and other covenants under the Canadian Revolving Credit Facility.

At April 30, 2005, the Company had $16,500,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

At April 30, 2005, aggregate annual required maturities of the Term Loan Facility are as follows:

Three month period ending July 31, 2005	$750,000
Fiscal 2006	5,000,000
Fiscal 2007	6,000,000
Fiscal 2008	4,750,000
Total	$16,500,000

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per common share:
Net income	$3,809,000	$3,094,000	$10,791,000	$7,462,000
Denominator for basic and diluted earnings per common share:
Denominator for basic earnings per common share - weighted average number of shares outstanding	14,941,749	14,268,473	14,783,080	14,083,143
Dilutive effect of common stock equivalents using the treasury stock method and the average market price for the period	1,579,229	1,053,769	1,410,981	997,010
Denominator for diluted earnings per common share - weighted average number of shares outstanding and common stock equivalents	16,520,978	15,322,242	16,194,061	15,080,153

Basic earnings per common share	$0.25	$0.22	$0.73	$0.53

Diluted earnings per common share	$0.23	$0.20	$0.67	$0.49

Note 11.                           Income Taxes

The consolidated effective tax rate on income before income taxes was 39.5% and 38.2% for the nine months ended April 30, 2005 and 2004, respectively.  The Company has provided income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards accumulated in the United States.

The Company’s results of operations for the three and nine months ended April 30, 2005 and 2004 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada and Japan, which had effective tax rates during the nine months ended April 30, 2005 of approximately 35.3% and 45.0%, respectively.  The higher overall effective tax rate for the nine months ended April 30, 2005, as compared with the nine months ended April 30, 2004, is principally due to the loss from operations at the Company’s Netherlands subsidiary for which no tax benefit was recorded, as well as the geographic mix of pretax income.

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

Filtration and Separation, which includes hollow fiber filter devices and ancillary products for use in cardiosurgery as well as for high-purity fluid and separation applications in the pharmaceutical, electronics, medical, and biotechnology industries.  Additionally, this segment includes cold sterilant products used to disinfect high-purity water systems.

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

Operating segment information is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net sales:
Dialysis	$15,773,000	$15,177,000	$48,878,000	$44,816,000
Endoscopy and Surgical	11,661,000	10,111,000	29,577,000	25,727,000
Endoscope Reprocessing	7,635,000	7,903,000	21,712,000	19,304,000
Water Treatment	5,475,000	6,316,000	15,396,000	16,267,000
Filtration and Separation	4,378,000	4,292,000	12,736,000	11,180,000
All Other	5,612,000	3,099,000	17,113,000	7,549,000
Total	$50,534,000	$46,898,000	$145,412,000	$124,843,000

Operating income:
Dialysis	$1,474,000	$1,506,000	$5,627,000	$4,910,000
Endoscopy and Surgical	2,899,000	2,406,000	7,153,000	6,039,000
Endoscope Reprocessing	1,202,000	1,400,000	3,562,000	2,378,000
Water Treatment	401,000	111,000	442,000	414,000
Filtration and Separation	1,160,000	1,056,000	3,472,000	2,510,000
All Other	682,000	50,000	1,977,000	64,000
	7,818,000	6,529,000	22,233,000	16,315,000
General corporate expenses	(1,079,000)	(1,095,000)	(3,503,000)	(3,037,000)
Interest expense, net	(219,000)	(374,000)	(883,000)	(1,205,000)
Income before income taxes	$6,520,000	$5,060,000	$17,847,000	$12,073,000

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

Note 14.                           Subsequent Event-Canadian Distribution Agreements

The majority of Carsen’s sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to a distribution agreement with  Olympus America Inc. (“Olympus”), and the majority of Carsen’s sales of scientific products related to industrial technology equipment have been made pursuant to a distribution agreement with Olympus Industrial America Inc. (collectively the “Olympus Agreements”), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada.  Both agreements contractually expire on March 31, 2006.

On June 1, 2005, the Company announced that it had reached an agreement in principle with Olympus in which Carsen was granted a four month extension of its existing Olympus Agreements from the original expiration date of March 31, 2006 and that such agreements would terminate on July 31, 2006.  Under the agreement in principle, Olympus will pay Cantel $6,000,000 in cash in consideration for Carsen’s transfer to Olympus of customer lists, sales records and certain other assets related to the sale and servicing of Olympus products and for Carsen’s release of Olympus’s contractual restriction on hiring Carsen personnel.  In addition, Carsen will assist Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus products in Canada.  Olympus will also acquire Carsen’s inventory of Olympus products as of July 31, 2006 under the terms of the existing Olympus Agreements.  The agreement in principle with Olympus is subject to the negotiation and execution of a definitive written agreement.  Carsen’s distribution of Olympus products will remain an important contributor to Cantel’s results of operations through the end of its fiscal year ending July 31, 2006.

The net sales and operating income attributable to Carsen’s business (inclusive of both Olympus and non-Olympus business, but exclusive of the sale of MediVators reprocessors) constitute the entire Endoscopy and Surgical reporting segment and Scientific operating segment, which is included within the All Other reporting segment.

Operating segment information attributable to Carsen’s business is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net sales:
Endoscopy and Surgical	$11,661,000	$10,111,000	$29,577,000	$25,727,000
Endoscope Reprocessing	930,000	854,000	2,345,000	1,821,000
Scientific (included in All Other)	4,005,000	3,099,000	13,221,000	7,549,000
Total	$16,596,000	$14,064,000	$45,143,000	$35,097,000

Operating income:
Endoscopy and Surgical	$2,899,000	$2,406,000	$7,153,000	$6,039,000
Endoscope Reprocessing	157,000	196,000	536,000	397,000
Scientific (included in All Other)	155,000	50,000	1,091,000	64,000
	$3,211,000	$2,652,000	$8,780,000	$6,500,000

Total net sales of Carsen (including both its Olympus and non-Olympus product lines) were approximately 33% and 31% of Cantel’s consolidated net sales for the three and nine months ended April 30, 2005, respectively.  Approximately 80% of Carsen’s net sales for the three and nine months ended April 30, 2005 were attributable to its Olympus distribution and service businesses.

Operating income of Carsen (including both its Olympus and non-Olympus product lines) was approximately 41% and 40% of Cantel’s consolidated operating income before general corporate expenses and interest expense for the three and nine months ended April 30, 2005, respectively.

Cantel is currently evaluating Carsen’s remaining non-Olympus product lines, most of which are aligned with Olympus products, to determine their viability without Carsen’s Olympus business.  There can be no assurance that any of such product lines, with the exception of the MediVators reprocessors, will be continued after July 31, 2006, or if continued will be profitable or commercially viable.

In May 2005, the Company reviewed Carsen’s assets for potential impairment and concluded that none of Carsen’s assets were impaired since the individual fair values exceeded their carrying values.  However, upon the execution of a definitive written agreement with

Olympus and Cantel’s ultimate determination of the viability of Carsen’s non-Olympus business subsequent to the expiration of the Olympus Agreements, the Company intends to conduct another impairment review of Carsen’s assets.  Additionally, the Company expects it will incur certain costs associated with the termination of the Olympus Agreements, including severance costs, continuing lease obligations and other wind-down costs; however at this time it is not possible to estimate the amount of such costs.  In any event, the Company does not expect costs associated with the termination of the Olympus Agreements to exceed the $6,000,000 in cash consideration that will be paid by Olympus.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The results of operations reflect the results of Cantel and its wholly-owned subsidiaries.

Reference is made to (i) the impact on the Company’s results of operations of a stronger Canadian dollar against the United States dollar during the three and nine months ended April 30, 2005, compared with the three and nine months ended April 30, 2004 (increase in value of approximately 8.1% and 7.6% for the three and nine months ended April 30, 2005, respectively, as compared with the three and nine months ended April 30, 2004, based upon average exchange rates reported by banking institutions), (ii) the impact on the Company’s results of operations of a stronger euro against the United States dollar during the three and nine months ended April 30, 2005, compared with the three and nine months ended April 30, 2004 (increase in value of approximately 6.0% and 7.5% for the three and nine months ended April 30, 2005, respectively, compared with the three and nine months ended April 30, 2004, based upon average exchange rates reported by banking institutions), (iii) the extension and termination of the Olympus distribution agreements with Carsen, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in note 14 to the condensed consolidated financial statements, (iv) critical accounting policies of the Company, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, (v) 5,095,000 additional shares issued in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid to stockholders in January 2005, (vi) the Company’s acquisition of Saf-T-Pak on June 1, 2004, as more fully described in note 3 to the condensed consolidated financial statements, and (vii) the change in the Company’s segment reporting, as more fully described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Since the Saf-T-Pak acquisition occurred on June 1, 2004, Saf-T-Pak is reflected in the Company’s results of operations for the three and nine months ended April 30, 2005, and is not reflected in the Company’s results of operations for the three and nine months ended April 30, 2004.  The acquisition of Saf-T-Pak has added the Specialty Packaging operating segment to the Company, which is included in the All Other reporting segment.

Discussion herein of the Company’s pre-existing business refers to the operations of Cantel, Carsen, Minntech, Biolab and Mar Cor, but excludes the impact of the Saf-T-Pak acquisition.  The ensuing discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (the “2004 Form 10-K”).

The following table gives information as to the net sales and the percentage to the total net sales of each reporting segment of the Company:

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2005		2004		2005		2004
	(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%
Dialysis	$15,773	31.2	$15,177	32.4	$48,878	33.6	$44,816	35.9
Endoscopy and Surgical	11,661	23.1	10,111	21.6	29,577	20.3	25,727	20.6
Endoscope Reprocessing	7,635	15.1	7,903	16.8	21,712	14.9	19,304	15.5
Water Treatment	5,475	10.8	6,316	13.5	15,396	10.6	16,267	13.0
Filtration and Separation	4,378	8.7	4,292	9.1	12,736	8.8	11,180	9.0
All Other	5,612	11.1	3,099	6.6	17,113	11.8	7,549	6.0
	$50,534	100.0	$46,898	100.0	$145,412	100.0	$124,843	100.0

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

Net Sales

Net sales increased by $3,636,000, or 7.8%, to $50,534,000 for the three months ended April 30, 2005, from $46,898,000 for the three months ended April 30, 2004.  Net sales contributed by Saf-T-Pak for the three months ended April 30, 2005 were $1,607,000.  Net sales of the Company’s pre-existing business increased by $2,029,000, or 4.3%, to $48,927,000 for the three months ended April 30, 2005, compared with the three months ended April 30, 2004.

Net sales increased by $20,569,000, or 16.5%, to $145,412,000 for the nine months ended April 30, 2005, from $124,843,000 for the nine months ended April 30, 2004.  Net sales contributed by Saf-T-Pak for the nine months ended April 30, 2005 were $3,892,000.  Net sales of the Company’s pre-existing business increased by $16,677,000, or 13.4%, to $141,520,000 for the nine months ended April 30, 2005, compared with the nine months ended April 30, 2004.

Net sales were positively impacted for the three and nine months ended April 30, 2005, compared with the three and nine months ended April 30, 2004, by approximately $1,464,000 and $3,689,000, respectively, due to the translation of Carsen’s and Biolab’s net sales using a stronger Canadian dollar against the United States dollar.  Carsen’s net sales are principally included in the Endoscopy and Surgical and Scientific segments.  Biolab’s net sales are included in the Water Treatment segment.

In addition, net sales were positively impacted for the three and nine months ended April 30, 2005, compared with the three and nine months ended April 30, 2004, by approximately $167,000 and $685,000, respectively, due to the translation of Minntech’s Netherlands subsidiary net sales using a stronger euro against the United States dollar.  The majority of the net sales of Minntech’s Netherlands subsidiary are included in the Dialysis segment.

Increases in selling prices of the Company’s products did not have a significant effect on net sales for the three and nine months ended April 30, 2005.

The increase in net sales of the Company’s pre-existing business for the three and nine months ended April 30, 2005 was principally attributable to increases in sales of endoscopy and surgical products and services, scientific products and dialysis products and, with respect to the nine months ended April 30, 2005, the increase in net sales was also attributable to an increase in endoscope reprocessing products and services and filtration and separation products.  These increases in net sales were partially offset by a decrease in sales of water treatment products for the three and nine months ended April 30, 2005.

The increase in sales of endoscopy and surgical products and services was primarily due to improved healthcare funding in Canada, the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar, enhanced offerings of surgical products and the effect of reorganizing the sales force.  Net sales of endoscopy and surgical products and services increased by 15.3% and 15.0% in U.S. dollars, and increased by 6.9% and 6.7% in their functional Canadian currency, during the three and nine months ended April 30, 2005, respectively, compared with the three and nine months ended April 30, 2004.  Healthcare funding in Canada is dependent upon governmental appropriations.  During the past year, Canada adopted a budget that provides for a significant increase in funding for healthcare.  However, the Company cannot ascertain what impact the funding situation or Canada’s budget will have on future sales of endoscopy and surgical products.

Sales in the All Other reporting segment increased 81.1% and 126.7% for the three and nine months ended April 30, 2005, respectively, as compared with the three and nine months ended April 30, 2004.  Net sales contributed by the Specialty Packaging operating segment for the three and nine months ended April 30, 2005 were $1,607,000 and $3,892,000, respectively.  Net sales contributed by the Scientific operating segment were $4,005,000 and $13,221,000, an increase of $906,000 and $5,672,000, or 29.2% and 75.1%, for the three and nine months ended April 30, 2005, respectively, compared with the three and nine months ended April 30, 2004.  The increase in sales of scientific products for the three and nine months ended April 30, 2005 was primarily due to the introduction of a new confocal microscope, increased demand in Canada for scientific and industrial microscopes and related imaging products, and improved government funding for research in Canada.  The increase in sales for the nine months ended April 30, 2005 was also due to a large sale of microscopes and related imaging products to a Canadian university during the three months ended October 31, 2004.

Sales of dialysis products and services increased by 3.9% and 9.1% for the three and nine months ended April 30, 2005, respectively, compared with the three and nine months ended April 30, 2004, primarily due to an increase in customer demand for concentrate (a concentrated acid used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) by an international customer and an increase in demand for dialyzer reuse supplies.  Partially offsetting the increase in sales were lower average selling prices for the Company’s Renalin (sterilant) product due to increased sales to large national chains that typically receive lower prices.

The dialysis industry has been undergoing significant consolidation through the acquisition by certain major dialysis chains of smaller chains and independents.  In December 2004, DaVita Inc.(“DaVita”), the second-largest dialysis chain in the United States, announced that it entered into a definitive agreement to acquire the U.S. renal care business of Gambro Healthcare, Inc.(“Gambro”).  In addition, in May 2005, Fresenius Medical Care AG (“Fresenius”), the largest dialysis chain in the United States and a provider of single-use dialyzer products, announced that it entered into an agreement to acquire Renal Care Group, Inc.(“RCG”).  DaVita, Gambro, and RCG are significant customers of the Company’s dialysis reuse products.  If Fresenius’s acquisition is consummated, and if Fresenius converts all or substantially all of the dialysis clinics of RCG into single-use facilities, the Company’s sales of dialysis products could be adversely affected.  In addition, the consolidation of dialysis providers could result in greater buying power by the larger resulting entities and thereby a reduction in the Company’s net sales due to reduced average selling prices of dialysis products.  However, given the uncertainty of the post-acquisition operating strategies with respect to these two transactions, the Company is currently unable to determine the impact on its future sales of dialysis products and services.

The increase in sales of endoscope reprocessing products and services of 12.5% for the nine months ended April 30, 2005, compared with the nine months ended April 30, 2004, was primarily due to an increase in sales of disinfectants (including the Company’s new Adaspor product in Europe) and related consumables and product service, both in the United States and internationally.  The increase in sales of these products can be attributed to the increased field population of equipment and the Company’s ability to convert users of competitive disinfectants to its products.  For the three months ended April 30, 2005, compared to the three months ended April 30, 2004, sales of endoscope reprocessing products and services decreased by 3.4% due to a decrease in demand for endoscope disinfection equipment in the United States and the delayed offering in certain parts of Europe of the Dyped endoscope disinfection equipment which is designed to meet European standards and market requirements.

The increase in sales of filtration and separation products of 13.9% for the nine months ended April 30, 2005, compared with the nine months ended April 30, 2004, was primarily due to an increase in customer demand for the Company’s pediatric filters and water filtration products in the United States, domestic and international demand for the Company’s hemofilters (a device used for slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis), and international sales of the Company’s new Minncare dry fog disinfection system.

The decrease in sales of water treatment products and services of 13.3% and 5.4% for the three and nine months ended April 30, 2005, respectively, compared with the three and nine months ended April 30, 2004, was primarily due to the recognition of certain large low margin capital equipment sales during the three months ended April 30, 2004, which purchase orders had been accepted prior to the acquisition of Biolab.

Gross profit

Gross profit increased by $2,271,000, or 13.2%, to $19,523,000 for the three months ended April 30, 2005, from $17,252,000 for the three months ended April 30, 2004.  Gross profit of the Company’s pre-existing business increased by $1,261,000, or 7.3%, to $18,513,000 for the three months ended April 30, 2005, compared with the three months ended April 30, 2004.  Gross profit contributed by Saf-T-Pak for the three months ended April 30, 2005 was $1,010,000.

Gross profit increased by $10,015,000, or 22.0%, to $55,559,000 for the nine months ended April 30, 2005, from $45,544,000 for the nine months ended April 30, 2004.  Gross profit of the Company’s pre-existing business increased by $7,706,000, or 16.9%, to $53,250,000 for the nine months ended April 30, 2005, compared with the nine months ended April 31, 2004.  Gross profit contributed by Saf-T-Pak for the nine months ended April 30, 2005 was $2,309,000.

Gross profit as a percentage of net sales for the three months ended April 30, 2005 and 2004 was 38.6% and 36.8%, respectively. Gross profit as a percentage of net sales of the Company’s pre-existing business for the three months ended April 30, 2005 was 37.8%.  Gross profit as a percentage of net sales for Saf-T-Pak for the three months ended April 30, 2005 was 62.9%.

Gross profit as a percentage of net sales for the nine months ended April 30, 2005 and 2004 was 38.2% and 36.5%, respectively. Gross profit as a percentage of net sales of the Company’s pre-existing business for the nine months ended April 30, 2005 was 37.6%. Gross profit as a percentage of net sales for Saf-T-Pak for the nine months ended April 30, 2005 was 59.3%.

The higher gross profit percentage from the Company’s pre-existing business for the three and nine months ended April 30, 2005, compared with the three and nine months ended April 30, 2004, was primarily attributable to favorable sales mix in the Company’s endoscope reprocessing and filtration and separation operating segments and favorable Canadian dollar exchange rates, which principally impact the endoscopy and surgical, water treatment and scientific operating segments.  Partially offsetting these increases in gross profit percentage was a lower gross profit percentage on the Company’s dialysis products due to sales mix.

The favorable Canadian dollar exchange rates lowered Carsen’s and Biolab’s cost of inventory purchased from suppliers in the United States, and therefore decreased cost of sales and increased gross profit, by approximately $528,000 and $1,707,000 for the three and nine months ended April 30, 2005, respectively, compared with the three and nine months ended April 30, 2004.  In addition, gross profit was positively impacted for the three and nine months ended April 30, 2005, compared with the three and nine months ended April 30, 2004, by approximately $526,000 and $1,315,000, respectively, due to the translation of Carsen’s and Biolab’s gross profit using a stronger Canadian dollar against the United States dollar (which also impacts net sales and therefore has no impact on gross profit as a percentage of net sales).  Similarly, gross profit was positively impacted for the three and nine months ended April 30, 2005, compared with the three and nine months ended April 30, 2004, by approximately $4,000 and $111,000, respectively, due to the translation of Minntech’s Netherlands subsidiary gross profit using a stronger euro against the United States dollar.

Operating Expenses

Selling expenses increased by $691,000 to $6,007,000 for the three months ended April 30, 2005, from $5,316,000 for the three months ended April 30, 2004.  For the nine months ended April 30, 2005, selling expenses increased by $2,212,000 to $17,229,000, from $15,017,000 for the nine months ended April 30, 2004.  For the three and nine months ended April 30, 2005, selling expenses increased principally due to the inclusion of Saf-T-Pak; increases in commissions and incentive compensation due to improved operating results; the translation of Carsen’s and Biolab’s expenses using a stronger Canadian dollar against the United States dollar; and the addition of sales representatives and management personnel primarily in the Endoscopy and Surgical segment.

Selling expenses as a percentage of net sales were 11.9% and 11.8% for the three and nine months ended April 30, 2005, respectively, compared with 11.3% and 12.0% for the three and nine months ended April 30, 2004.

General and administrative expenses increased by $272,000 to $5,674,000 for the three months ended April 30, 2005, from $5,402,000 for the three months ended April 30, 2004.  For the nine months ended April 30, 2005, general and administrative expenses increased by $2,515,000 to $16,491,000, from $13,976,000 for the nine months ended April 30, 2004.  For the three and nine months ended April 30, 2005, general and administrative expenses increased principally due to increased accounting and consulting costs relating to corporate governance; the inclusion of Saf-T-Pak; additional executive personnel; increases in foreign exchange losses associated with translating certain foreign denominated assets into functional currencies; the translation of Carsen’s and Biolab’s expenses using a stronger Canadian dollar against the United States dollar; an increase in incentive compensation; and increases in the cost of commercial insurance.  Partially offsetting these increases was a $550,000 charge for the estimated settlement of legal claims recorded during the three months ended April 30, 2004.

General and administrative expenses as a percentage of net sales were 11.2% and 11.3% for the three and nine months ended April 30, 2005, respectively, compared with 11.5% and 11.2% for the three and nine months ended April 30, 2004.

Research and development expenses (which include continuing engineering costs) increased by $3,000 to $1,103,000 for the three months ended April 30, 2005, from $1,100,000 for the three months ended April 30, 2004.  For the nine months ended April 30, 2005, research and development expenses decreased by $164,000 to $3,109,000, from $3,273,000 for the nine months ended April 30, 2004. The majority of research and development expenses for the three and nine months ended April 30, 2005 and 2004 related to the Dyped endoscope reprocessor and specialty filtration products.

Interest

Interest expense decreased by $104,000 to $353,000 for the three months ended April 30, 2005, from $457,000 for the three months ended April 30, 2004.  For the nine months ended April 30, 2005, interest expense decreased by $180,000 to $1,202,000, from $1,382,000 for the nine months ended April 30, 2004.  For the three and nine months ended April 30, 2005, interest expense decreased primarily due to the decrease in average outstanding borrowings, partially offset by an increase in average interest rates.  Interest income increased by $71,000 to $134,000 for the three months ended April 30, 2005, from $63,000 for the three months ended April 30, 2004.  For the nine months ended April 30, 2005, interest income increased by $191,000 to $319,000, from $128,000 for the nine months ended April 30, 2004. For the three and nine months ended April 30, 2005, interest income increased primarily due to an increase in cash available for short-term investments.

Income before income taxes

Income before income taxes increased by $1,460,000 to $6,520,000 for the three months ended April 30, 2005, from $5,060,000 for the three months ended April 30, 2004.  For the nine months ended April 30, 2005, income before income taxes increased by $5,774,000 to $17,847,000, from $12,073,000 for the nine months ended April 30, 2004.

Income taxes

The consolidated effective tax rate on income before income taxes was 39.5% and 38.2% for the nine months ended April 30, 2005 and 2004, respectively.  The Company has provided income tax expense for its United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards accumulated in the United States.

The Company’s results of operations for the three and nine months ended April 30, 2005 and 2004 also reflect income tax expense for its international subsidiaries at their respective statutory rates.  Such international subsidiaries include the Company’s subsidiaries in Canada and Japan, which had effective tax rates during the nine months ended April 30, 2005 of approximately 35.3% and 45.0%, respectively.  The higher overall effective tax rate for the nine months ended April 30, 2005, as compared with the nine months ended April 30, 2004, is principally due to the loss from operations at the Company’s Netherlands subsidiary for which no tax benefit was recorded, as well as the geographic mix of pretax income.

Liquidity and Capital Resources

Working capital

At April 30, 2005, the Company’s working capital was $55,607,000, compared with $46,735,000 at July 31, 2004.  This increase in working capital was primarily due to the increase in cash, as described below, as well as the translation of net assets of the Company’s Canadian subsidiaries using a stronger Canadian dollar against the United States dollar.

Cash flows from operating activities

Net cash provided by operating activities was $14,821,000 and $11,200,000 for the nine months ended April 30, 2005 and 2004, respectively.  For the nine months ended April 30, 2005, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and deferred income taxes, partially offset by an increase in accounts receivable due to an increase in sales and a decrease in income taxes payable due to the timing associated with payments.  For the nine months ended April 30, 2004, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, deferred income taxes, and an increase in income taxes payable primarily due to the receipt of a tax refund, partially offset by increases in inventories due to purchases made by Carsen prior to supplier price increases and prepaid expenses and other current assets due to the timing of insurance payments.

Cash flows from investing activities

Net cash used in investing activities was $2,898,000 and $18,143,000 for the nine months ended April 30, 2005 and 2004, respectively.  For the nine months ended April 30, 2005, the net cash used in investing activities was primarily for capital expenditures. For the nine months ended April 30, 2004, the net cash used in investing activities was primarily for the acquisitions of Biolab, Mar Cor and Dyped and capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $5,982,000 for the nine months ended April 30, 2005, compared with net cash provided by financing activities of $3,790,000 for the nine months ended April 30, 2004.  For the nine months ended April 30, 2005, the net cash used in financing activities was primarily attributable to repayments under the Company’s credit facilities, partially offset by exercises of stock options.  For the nine months ended April 30, 2004, the net cash provided by financing activities was primarily attributable to borrowings under the Company’s credit facilities related to the acquisition of Mar Cor and proceeds from the exercises of stock options, partially offset by repayments under the credit facilities.

Credit facilities

The Company’s credit facilities include (i) a $25,000,000 senior secured amortizing term loan facility from a consortium of U.S. lenders (the “Term Loan Facility”), (ii) a $17,500,000 senior secured revolving credit facility from the U.S. lenders (the “U.S. Revolving Credit Facility”) available for future working capital requirements for the U.S. businesses of Cantel (Cantel and Minntech are collectively referred to as the “U.S. Borrowers”) (the Term Loan Facility and the U.S. Revolving Credit Facility are collectively referred to as the “U.S. Credit Facilities”), and (iii) a $6,000,000 (United States dollars) senior secured revolving credit facility for Carsen (the “Canadian Borrower”) with a Canadian bank (the “Canadian Revolving Credit Facility”) available for Carsen’s future working capital requirements (the U.S. Credit Facilities and the Canadian Revolving Credit Facility are collectively referred to as the “Credit Facilities”).

On February 17, 2005, the Company amended its U.S. Credit Facilities as follows: (i) the margins applicable to the Company’s outstanding borrowings were decreased to zero to 0.50% above the lenders’ base rate and 1.00% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), (ii) the maximum allowed consideration paid for an acquisition was increased from $5,000,0000 to $25,000,000, (iii) a feature was added that gives the Company the ability to increase the U.S. Revolving Credit Facility from $17,500,000 up to $40,000,000 at any time on or before the U.S Revolving Credit Facility’s termination date upon mutual agreement from the lenders and the Company, (iv) certain financial covenants were modified to allow for the potential increased borrowings and capital expenditures, (v) fees on the unused portion of the U.S. Revolving Credit Facility were decreased to rates ranging from .20% to .35%, depending upon the Company’s consolidated ratio of debt to EBITDA, and (vi) the requirement that determined the available borrowings under the U.S. Revolving Credit Facility, which was based upon percentages of the eligible accounts receivable and inventories of Cantel, Minntech and Mar Cor, was eliminated.  Therefore, the margins applicable to the Company’s outstanding borrowings decreased on February 17, 2005 from .75% above the lenders’ base rate and 2.00% above LIBOR to the lenders’ base rate and 1.00% above LIBOR.

On May 31, 2005, the margins applicable to the Company’s outstanding borrowings were the lenders’ base rate and 1.00% above LIBOR.  The base rates associated with the U.S. lenders and the Canadian lender were 6.00% and 4.25%, respectively, at May 31, 2005, and the LIBOR rates ranged from 2.27% to 2.96% at May 31, 2005.  At May 31, 2005, all of the Company’s outstanding borrowings were under LIBOR contracts.

The U.S. Credit Facilities require the U.S. Borrowers to meet certain financial covenants; are secured by substantially all assets of the U.S. Borrowers and Mar Cor (including a pledge of the stock of Minntech and Mar Cor owned by Cantel and 65% of the outstanding shares of Carsen stock and Saf-T-Pak stock owned by Cantel); are guaranteed by Minntech and Mar Cor; permit the Company to guarantee the lease on Mar Cor’s facility; and expire on August 1, 2008.  Additionally, a waiver was received from the U.S. lenders permitting the Company to guarantee the lease of Biolab’s new facility.  The Company is in compliance with all financial and other covenants under the U.S. Credit Facilities.

The Canadian Revolving Credit Facility provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; requires the Canadian Borrower to meet certain financial covenants; is secured by substantially all assets of the Canadian Borrower and Biolab; and expires on September 7, 2006.  Carsen is in compliance with all financial and other covenants under the Canadian Revolving Credit Facility.

At April 30, 2005, the Company had $16,500,000 outstanding under the Term Loan Facility and had no outstanding borrowings under either the U.S. Revolving Credit Facility or the Canadian Revolving Credit Facility.  Amounts repaid by the Company under the Term Loan Facility may not be re-borrowed.

At April 30, 2005, aggregate annual required maturities of the Term Loan Facility are as follows:

Three month period ending July 31, 2005	$750,000
Fiscal 2006	5,000,000
Fiscal 2007	6,000,000
Fiscal 2008	4,750,000
Total	$16,500,000

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, the Company issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At April 30, 2005, approximately $1,587,000 of this note was outstanding using the exchange rate on April 30, 2005.  Such note is non-interest bearing and has been recorded at its present value of $1,401,000 at April 30, 2005.  The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Operating leases

Aggregate future minimum commitments at April 30, 2005 under noncancelable operating leases for property and equipment are as follows:

Three month period ending July 31, 2005	$532,000
Fiscal 2006	1,758,000
Fiscal 2007	1,205,000
Fiscal 2008	883,000
Fiscal 2009	619,000
Thereafter	2,249,000
Total lease commitments	$7,246,000

The increase in the Company’s future minimum commitments under noncancelable operating leases during the three months ended April 30, 2005 was principally attributable to two new manufacturing facilities in Burlington, Ontario and Jackson, Mississippi to be used in connection with the Company’s water treatment and dialysis businesses, respectively.

Olympus-Carsen distribution agreements

The majority of Carsen’s sales of endoscopy and surgical products and scientific products related to microscopy have been made pursuant to a distribution agreement (the “Olympus Agreement”) with Olympus America Inc. (“Olympus”), and the majority of Carsen’s sales of scientific products related to industrial technology equipment have been made pursuant to a distribution agreement (the “Olympus Industrial Agreement”) with Olympus Industrial America Inc.(collectively the “Olympus Agreements”), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada.  Under the Olympus Agreement, Carsen is subject to a minimum purchase requirement of $23,500,000 for the contract year ending March 31, 2006.  There are no minimum purchase requirements under the Olympus Industrial Agreement.  Both agreements contractually expire on March 31, 2006.

On June 1, 2005, the Company announced that it had reached an agreement in principle with Olympus in which Carsen was granted a four month extension of its existing Olympus Agreements from the original expiration date of March 31, 2006 and that such agreements would terminate on July 31, 2006.  Under the agreement in principle, Olympus will pay Cantel $6,000,000 in cash in consideration for Carsen’s transfer to Olympus of customer lists, sales records and certain other assets related to the sale and servicing of Olympus products and for Carsen’s release of Olympus’s contractual restriction on hiring Carsen personnel.  In addition, Carsen will assist Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus products in Canada.  Olympus will also acquire Carsen’s inventory of Olympus products as of July 31, 2006 under the terms of the existing Olympus Agreements.  The agreement in principle with Olympus is subject to the negotiation and execution of a definitive written agreement.  Carsen’s distribution of Olympus products will remain an important contributor to Cantel’s results of operations through the end of its fiscal year ending July 31, 2006.

The net sales and operating income attributable to Carsen’s business (inclusive of both Olympus and non-Olympus business, but exclusive of the sale of MediVators reprocessors) constitute the entire Endoscopy and Surgical reporting segment and Scientific operating segment, which is included within the All Other reporting segment.

Operating segment information attributable to Carsen’s business is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net sales:
Endoscopy and Surgical	$11,661,000	$10,111,000	$29,577,000	$25,727,000
Endoscope Reprocessing	930,000	854,000	2,345,000	1,821,000
Scientific (included in All Other)	4,005,000	3,099,000	13,221,000	7,549,000
Total	$16,596,000	$14,064,000	$45,143,000	$35,097,000

Operating income:
Endoscopy and Surgical	$2,899,000	$2,406,000	$7,153,000	$6,039,000
Endoscope Reprocessing	157,000	196,000	536,000	397,000
Scientific (included in All Other)	155,000	50,000	1,091,000	64,000
	$3,211,000	$2,652,000	$8,780,000	$6,500,000

Total net sales of Carsen (including both its Olympus and non-Olympus product lines) were approximately 33% and 31% of Cantel’s consolidated net sales for the three and nine months ended April 30, 2005, respectively.  Approximately 80% of Carsen’s net sales for the three and nine months ended April 30, 2005 were attributable to its Olympus distribution and service businesses.

Operating income of Carsen (including both its Olympus and non-Olympus product lines) was approximately 41% and 40% of Cantel’s consolidated operating income before general corporate expenses and interest expense for the three and nine months ended April 30, 2005, respectively.

Cantel is currently evaluating Carsen’s remaining non-Olympus product lines, most of which are aligned with Olympus products, to determine their viability without Carsen’s Olympus business.  There can be no assurance that any of such product lines, with the exception of the MediVators reprocessors, will be continued after July 31, 2006, or if continued will be profitable or commercially viable.

In May 2005, the Company reviewed Carsen’s assets for potential impairment and concluded that none of Carsen’s assets were impaired since the individual fair values exceeded their carrying values.

However, upon the execution of a definitive written agreement with Olympus and Cantel’s ultimate determination of the viability of Carsen’s non-Olympus business subsequent to the expiration of the Olympus Agreements, the Company intends to conduct another impairment review of Carsen’s assets.  Additionally, the Company expects it will incur certain costs associated with the termination of the Olympus Agreements, including severance costs, continuing lease obligations and other wind-down costs; however at this time it is not possible to estimate the amount of such costs.  In any event, the Company does not expect costs associated with the termination of the Olympus Agreements to exceed the $6,000,000 in cash consideration that will be paid by Olympus.

Minntech-Olympus distribution agreement

Effective August 1, 2003, Minntech renewed its distribution agreement with Olympus (the “MediVators Agreement”) which grants Olympus the exclusive right to distribute the majority of the Company’s endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico.  Failure by Olympus to achieve the minimum purchase projections in any contract year gives Minntech the option to terminate the MediVators Agreement.  The MediVators Agreement expires on August 1, 2006.  Despite the fact that Olympus historically has not achieved the minimum purchase projections, the Company has historically elected not to terminate or significantly restructure the MediVators Agreement because the Company believed that Olympus’ domestic distribution capabilities provided the Company with the broadest distribution and profit potential for its endoscope reprocessing products.  The Company will evaluate whether it will extend the agreement, seek a new third party distributor, or directly undertake the distribution function after August 1, 2006.

Financing needs

The Company has determined that it will repatriate minimal amounts of existing and future accumulated profits from its international locations until existing domestic NOLs are exhausted, which the Company estimates to be no earlier than the end of fiscal 2005.  Notwithstanding this strategy, the Company believes that its current cash position, anticipated cash flows from operations, and the funds available under its revolving credit facilities will be sufficient to satisfy the Company’s cash operating requirements for the foreseeable future based upon its existing operations.  At May 31, 2005, approximately $23,500,000 was available under the revolving credit facilities, of which $17,500,000 was available for its United States operations.

Foreign currency

During the three and nine months ended April 30, 2005, compared with the three and nine months ended April 30, 2004, the average value of the Canadian dollar increased by approximately 8.1% and 7.6%, respectively, relative to the value of the United States dollar.  Changes in the value of the Canadian dollar against the United States dollar affect the Company’s results of operations principally for the following reasons: (i) Carsen purchases substantially all of its products in United States dollars and sells its products in Canadian dollars, (ii) Biolab and Saf-T-Pak purchase a portion of their inventories in United States dollars and sell a significant amount of their products in United States dollars and therefore are exposed to foreign currency gains and losses upon payment of such payables and the collection of such receivables, and (iii) the results of operations of the Company’s Canadian subsidiaries are translated from their functional Canadian currency to United States dollars.  During the three and nine months ended April 30, 2005, compared with the three and nine months ended April 30, 2004, such strengthening of the Canadian dollar relative to the United States dollar had an overall positive impact upon the Company’s results of operations.

Under the Canadian Revolving Credit Facility, Carsen has a $35,000,000 (United States dollars) foreign currency hedging facility, as amended, which is available to hedge against the impact of such currency fluctuations on purchases of inventories.  Total commitments for foreign currency forward contracts under this facility amounted to $15,297,000 (United States dollars) at May 31, 2005 and cover a portion of the Canadian subsidiary’s projected purchases of inventories through July 2006.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  The weighted average exchange rate of the forward contracts open at May 31, 2005 was $1.2638 Canadian dollar per United States dollar, or $.7913 United States dollar per Canadian dollar.  The exchange rate published by the Wall Street Journal on May 31, 2005 was $1.2552 Canadian dollar per United States dollar, or $.7967 United States dollar per Canadian dollar.

During the three and nine months ended April 30, 2005, compared with the three and nine months ended April 30, 2004, the value of the euro increased by approximately 6.0% and 7.5%, respectively, relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect the Company’s results of operations principally for the following reasons: (i) a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency, and (ii) the results of operations of Minntech’s Netherlands subsidiary are translated from its functional euro currency to United States dollars.  During the three and nine months ended April 30, 2005, such strengthening of the euro relative to the United States dollar had an overall adverse impact upon the Company’s results of operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, the Company enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedges.  There was one foreign currency forward contract amounting to €2,669,000 at May 31, 2005 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars.  Such contract expires on June 30, 2005.  Under its U.S. Credit Facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.  During the three and nine months ended April 30, 2005, such forward contracts were effective in offsetting the adverse impact of the strengthening of the euro on the Company’s results of operations.

All of the Company’s foreign currency forward contracts are designated as hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Recognition of gains and losses related to the Canadian hedges is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement.  Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts.

For purposes of translating the balance sheet, at April 30, 2005 compared with July 31, 2004, the value of the Canadian dollar and the value of the euro increased by approximately 5.6% and 7.6%, respectively, compared to the value of the United States dollar.  The total of these currency movements resulted in a foreign currency translation gain of $2,069,000 for the nine months ended April 30, 2005, thereby increasing stockholders’ equity.

                                                Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2005 and 2004 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

None of the Company’s sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by the Company before credit is issued or such product is accepted for return.  No cash discounts for early payment are offered except with respect to a small portion of the Company’s sales of dialysis products and certain prepaid packaging products.  Price protection is not offered by the Company, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of the Company’s products.  With respect to certain of the Company’s dialysis and endoscope reprocessing customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $126,000 and $583,000 for the three and nine months ended April 30, 2005, respectively, and $258,000 and $544,000 for the three and nine months ended April 30, 2004, respectively.  Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods.  Trade-in allowances were not significant during the three and nine months ended April 30, 2005.  If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Long-lived assets

The Company evaluates the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value.  If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value.  Historically, the Company’s assessment of its long-lived assets have not differed significantly from the actual amounts realized.  However, the determination of fair value requires the Company to make certain assumptions and estimates and is highly subjective, and accordingly, actual amounts realized may differ significantly from the Company’s estimate.

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

Costs Associated with Exit or Disposal Activities

The Company recognizes costs associated with exit or disposal activities, such as costs to terminate a contract, the exit or disposal of a business, or the early termination of a leased property, by recognizing the liability at fair value when incurred, except for certain one-time termination benefits, such as severance costs, for which the period of recognition begins when a severance plan is communicated to employees.

Inherent in the calculation of liabilities relating to exit and disposal activities are significant management judgments and estimates, including estimates of termination costs, employee attrition, future sublease revenues, vacancy periods, tenant improvement allowances, and the interest rate used to discount certain expected net cash payments.  Such judgments and estimates are reviewed by the Company on a regular basis.  The cumulative effect of a change to a liability resulting from a revision to either timing or the amount of estimated cash flows is recognized by the Company as an adjustment to the liability in the period of the change.

Although the Company has historically recorded minimal charges associated with exit or disposal activities, the Company believes that certain exit costs, including severance, will be incurred in the future related to the expiration of Carsen’s Olympus Agreements.

Legal Proceedings

In the normal course of business, the Company is subject to pending and threatened legal actions.  The Company records legal fees and other expenses related to litigation as incurred.  Additionally, the Company assesses, in consultation with its counsel, the need to record a liability for litigation and contingencies on a case by case basis.  Amounts are accrued when the Company, in consultation with counsel, determines that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission (the “SEC”) and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  From time to time, the Company also provides forward-looking statements in other materials released to the public as well as oral forward-looking statements.  These statements are based on current expectations, estimates, or forecasts about the industries in which the Company operates and the beliefs and assumptions of management; they do not relate strictly to historical or current facts.  The Company has tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “will,” “may,” “could,” and variations of such words and similar expressions.  In addition, any statements that refer to predictions or projections of the Company’s future financial performance, anticipated growth and trends in the Company’s businesses, and other characterizations of future events or circumstances, are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

•                  the distribution agreements between Olympus and the Company’s Carsen Group subsidiary will expire on July 31, 2006 and will not be renewed or extended thereafter, resulting in the loss of a significant portion of the Company’s net sales, operating income and net income after July 31, 2006.  See Part I, Item 1. - Note 14 and Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

•                  an increasing market share of single-use dialyzers relative to reuse dialyzers. A decrease in dialyzer reuse in the United States in favor of single use dialyzers could have a material adverse effect on the Company’s business.

•                  the impact of consolidation of dialysis providers (i.e., large chains are increasingly buying other chains and independents). The consolidation of dialysis providers could result in a reduction in the Company’s net sales due to reduced average selling prices of dialysis products.

•                  short-term nature of the Company’s MediVators Agreement with Olympus. This agreement expires by its terms on August 1, 2006 and the Company is currently uncertain whether it will extend the agreement, seek a new third party distributor, or directly undertake the distribution function after August 1, 2006.

•                  the Company’s growth is dependent in part on acquiring new businesses. There can be no assurance that the Company will be successful in identifying and acquiring businesses.

•                  the Company’s ability to successfully integrate and operate acquired and merged businesses and the risks associated with such businesses.

•                  the development and acceptance of the Company’s new products.

•                  the impact of competitive products and pricing.

•                  the ability to keep pace with technological advances.

•                  relationships with key suppliers and key customers.

•                  foreign currency and interest rate fluctuations.

•                  changes in international, national or local economic conditions.

•                  changes in government regulation.

•                  the availability of adequate insurance coverage at a reasonable cost.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign currency market risk

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

Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars.  Additionally, a portion of Biolab’s and Saf-T-Pak’s inventories are purchased in the United States and a significant amount of their sales are to customers in the United States.  Carsen’s, Biolab’s and Saf-T-Pak’s businesses could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions between the United States and Canada.  Additionally, Carsen’s, including its Biolab subsidiary, and Saf-T-Pak’s financial statements are translated using the accounting policies described in note 2 to the Consolidated Financial Statements included within the Company’s 2004 Form 10-K.  Fluctuations in the rates of currency exchange between the United States and Canada had an overall positive impact for the three and nine months ended April 30, 2005, compared with the three and nine months ended April 30, 2004, upon the Company’s results of operations and stockholders’ equity, as described in Management Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars.  These foreign currency forward contracts have been designated as cash flow hedge instruments.  Total commitments for such foreign currency forward contracts amounted to $17,676,000 (United States dollars) at April 30, 2005 and cover a portion of Carsen’s projected purchases of inventories through July 2006.

Changes in the value of the euro against the United States

dollar affect the Company’s results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency.  Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in note 2 to the Consolidated Financial Statements included within the Company’s 2004 Form 10-K.  Fluctuations in the rates of currency exchange between the European Union and the United States had an overall adverse impact for the three and nine months ended April 30, 2005, compared with the three and nine months ended April 30, 2004, upon the Company’s results of operations, and had a positive impact upon stockholders’ equity, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, Minntech enters into short-term contracts to purchase euros forward, which contracts are generally one month in duration.  These short-term contracts have been designated as fair value hedge instruments.  There was one such foreign currency forward contract amounting to €3,030,000 at April 30, 2005 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars.  Such contract expired on May 31, 2005.  Under its U.S. Credit Facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.  During the three and nine months ended April 30, 2005, such forward contracts were effective in offsetting the adverse impact of the strengthening of the euro on the Company’s results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen.  Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2005 and 2004 did not have a significant impact upon either the Company’s results of operations or the translation of the balance sheet, primarily due to the fact that the Company’s Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest rate market risk

The Company has two credit facilities for which the interest rate on outstanding borrowings is variable.  Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada.  During the three and nine months ended April 30, 2005, all of the Company’s outstanding borrowings were under its U.S. Credit Facilities.

Market risk sensitive transactions

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

Date: June 9, 2005

	By:	/s/ James P. Reilly
James P. Reilly, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller