Form 10-K
CANTEL MEDICAL CORP
filed 2005-10-14
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on shares held and the closing price of a share of the Registrant’s common stock on January 31, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $293,381,755

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the close of business on September 19, 2005: 15,008,193

Documents incorporated by reference:  Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2005 Annual Meeting of Stockholders of Registrant.

Forward Looking Statements

This Annual Report on Form 10-K  contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission (the “SEC”) and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the beliefs and assumptions of management; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

•                  the expiration on July 31, 2006 of the distribution agreements of our Carsen Group Inc. subsidiary covering its sale and service of Olympus products in Canada, which will result in the loss of a significant portion of our net sales, operating income and net income after July 31, 2006

•                  the increasing market share of single-use dialyzers relative to reuse dialyzers

•                  the potentially adverse impact of consolidation of dialysis providers

•                  our dependence on a concentrated number of distributors for our dental consumables

•                  our dependence on a single distributor in the United States for our endoscope reprocessing products and the short-term nature of the agreement with such distributor

•                  our growth may be dependent on acquiring new businesses and successfully integrating and operating such businesses

•                  our reliance on certain raw materials that have experienced price increases that may not always be passed on to our customers; recent hurricane damage to resin suppliers has resulted in product shortages and price increases

•                  the uncertain outcome of a lawsuit filed against us that alleges violations of federal antitrust laws

•                  foreign currency exchange rate and interest rate fluctuations

You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the foregoing items to be a complete list of all potential risks or uncertainties. See “Risk Factors” below for a discussion of the above risk factors and certain additional risk factors that you should consider before investing in the shares of our common stock.

All forward-looking statements herein speak only as of the date of this Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act.

Availability of Reports

We file reports and other information with the SEC, pursuant to the information requirements of the Exchange Act. Readers may read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.

We make available on our internet website free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as amendments to such reports and filings, as soon as practicable after we electronically file such reports with the SEC. Our website address is www.cantelmedical.com. The information contained on our website is not incorporated by reference in this Report.

PART I

Item 1.                                                           BUSINESS.

General

We are a leading provider of infection prevention and control products in the healthcare market. Our products include specialized medical device reprocessing systems for renal dialysis and endoscopy, dialysate concentrates and other dialysis supplies, endoscopy and surgical products, water purification equipment, sterilants, disinfectants and cleaners, hollow fiber membrane filtration and separation products for medical and non-medical applications, and specialty packaging for infectious and biological specimens. We also sell scientific instrumentation products, provide technical maintenance for our products and offer compliance training services for the transport of infectious and biological specimens.

As a result of our acquisition of Crosstex International, Inc. (“Crosstex”) on August 1, 2005, we now also manufacture and sell single-use, infection control products used principally in the dental market. See “—Recent Developments – Crosstex Acquisition; New Dental Segment.”

At July 31, 2005 we operated our business through five subsidiaries: Minntech Corporation (“Minntech”), Carsen Group Inc. (“Carsen”), Mar Cor Services, Inc. (“Mar Cor”), Saf-T-Pak Inc. (“Saf-T-Pak”) and Biolab Equipment Ltd. (“Biolab”). All of the subsidiaries are wholly owned by Cantel except for Biolab, which is a wholly-owned subsidiary of Carsen. In addition, Minntech has two foreign subsidiaries, Minntech B.V. and Minntech Japan K.K., which serve as Minntech’s base in Europe and the Asia/Pacific markets, respectively.

Unless the context otherwise requires, references herein to “Cantel,” “us,” “we,” “our,” and the “Company” include Cantel and its subsidiaries.

Recent Developments – Crosstex Acquisition; New Dental Segment

On August 1, 2005, we acquired Crosstex, a privately held company founded in 1953 and headquartered in Hauppauge, New York. Crosstex is a leading manufacturer and reseller of single-use, infection control products used principally in the dental market. Crosstex products include face masks, patient towels and bibs, self-sealing sterilization pouches, tray covers, sterilization packaging accessories, surface barriers including eyewear, aprons and gowns, disinfectants and deodorizers, germicidal wipes, hand care products, gloves, sponges, cotton products, cups, needles and syringes, scalpels and blades, and saliva evacuators and ejectors.

Under the terms of Stock Purchase Agreements with the five stockholders of Crosstex, pursuant to which we acquired all of the issued and outstanding capital stock of Crosstex, we paid an aggregate purchase price of approximately $77,900,000, comprised of approximately $69,800,000 in cash consideration and 384,821 shares of Cantel common stock (valued at $6,800,000) to the former Crosstex shareholders, and estimated transaction costs of $1,300,000. The purchase price included the retirement of bank debt and certain other liabilities of Crosstex. In addition, there is a further $12,000,000 potential earnout payable to the sellers of Crosstex over three years based on the achievement by Crosstex of certain targets of earnings before interest and taxes.

We financed $68,300,000 of the purchase price through borrowings under an amended and restated credit facility described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 8 to our Consolidated Financial Statements.

The reasons for the acquisition of Crosstex were as follows: (i) the complementary nature of the companies’ infection prevention and control products; (ii) the addition of a market leading company in a distinct niche in infection prevention and control; (iii) the increase in the percentage of our net sales derived from recurring consumables; (iv) the opportunity to utilize Crosstex as a sizeable platform to acquire additional companies in the healthcare consumable industry; (v) the expectation that the acquisition will be accretive to our earnings per share; and (vi) the opportunity for us to further expand our business into the design, manufacture and distribution of proprietary products. Such reasons constitute the significant factors contributing to a purchase price that will result in recognition of goodwill.

Sales of Crosstex products are made to approximately 350 wholesale customers, comprising approximately 1,200 ship-to locations. The wholesalers, in turn, distribute principally to dental practices, but also to some medical, veterinary, and school locations. Crosstex also produces private label merchandise for a number of customers and holds exclusive distributorship agreements for various product lines manufactured by third parties. Four of its customers account, in the aggregate, for more than 50% of Crosstex’ net sales.

Crosstex sells more than 60 categories of merchandise throughout the world that is distributed from six strategically located facilities in New York, Georgia, California, Pennsylvania, the Netherlands and Japan.

Demand for such products is driven principally by growth in the number of dental procedures. Beyond typical preventative dentistry visits, an important driver of the market is the growth of aesthetic and specialty procedures (teeth whitening, porcelain veneers, orthodontia, dental implants, periodontistry, endodontics, oral/maxillofacial surgery, and other natural teeth preservation techniques). With limited longevity of natural teeth, these procedures are believed to continue to grow as the “Baby Boomers” age into a group requiring additional and more frequent dental work.

Moreover, in addition to recent awareness of a potential link between oral health and overall health, there is greater public attentiveness to guidelines from the Occupational Safety and Health Administration and the American Dental Association towards infection prevention and control, thus reinforcing the need for protective clothing, gloves, facemasks, and sterilization equipment.

Because the acquisition of Crosstex was consummated after July 31, 2005, its results of operations are not included in our Consolidated Financial Statements for fiscal 2005 or any prior periods. Commencing in fiscal 2006, the Crosstex business will be reported in a new reporting segment known as Dental.

Reporting Segments

 The following table gives information as to the percentage of consolidated net sales accounted for by each of our reporting segments:

	Year Ended July 31,
	2005	2004	2003
	%	%	%

Dialysis	33.2	35.8	46.1
Endoscopy and Surgical	21.0	20.3	18.6
Endoscope Reprocessing	15.3	15.3	15.7
Water Purification and Filtration	14.7	17.5	6.6
All Other	15.8	11.1	13.0
	100.0	100.0	100.0

During fiscal 2005, as part of our acquisition integration plan, we combined our two water treatment companies, Biolab and Mar Cor, and a portion of the non-medical filter business of Minntech’s filtration technologies group, to form a single business operation known as Mar Cor Purification. As a result of this restructuring, we have modified our reporting segments to reflect the way we manage, allocate resources and measure the performance of our business. Commencing with the fiscal year ended July 31, 2005, the operations of Mar Cor Purification, together with the portion of the non-medical filter business of Minntech’s filtration technologies group remaining with Minntech, are being reported in a new reporting segment, Water Purification and Filtration. The medical filter business of Minntech’s filtration technologies group is being reported in a new operating segment, Therapeutic Filtration, which is included in the All Other reporting segment. The Biolab and Mar Cor businesses were previously reported as the Water Treatment reporting segment, and Minntech’s entire filtration technologies group was previously reported as the Filtration and Separation reporting segment. All prior period segment results have been restated to reflect this change. See our Consolidated Financial Statements included in this Report for additional financial information regarding our reporting segments.

Dialysis

We design, develop, manufacture, market and distribute reprocessing systems and sterilants for multiple use dialyzers, as well as concentrates and supplies utilized for renal dialysis. These products are distributed and sold in the United States primarily through our own distribution network, and in many international markets either directly or under various third party distribution agreements.

Reprocessing of Multiple Use Dialyzers

In response to government mandated cost containment measures, in the late 1970’s many dialysis centers in the United States began cleaning, disinfecting and reusing dialyzers (artificial kidneys) in a process known as “dialyzer reuse” instead of discarding them after a single use. We believe that approximately one-half of dialysis centers in the United States employ reuse (multiple use) dialyzers. Although current public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single use, it is apparent that the market share of single use dialyzers has been increasing during the past five years relative to reuse dialyzers. We believe that the shift from reuse to single use dialyzers is principally due to the commitment of Fresenius Medical Care AG (“Fresenius”), the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, to convert all of its reuse dialysis clinics (including newly acquired clinics) to single use facilities. See “—Marketing Conditions” and “—Risk Factors”

Dialyzer reuse is also practiced widely in Eastern Europe, Africa, South America and the Asia/Pacific regions. Sales of reprocessing products in these markets have been generally flat, except for the Asia/Pacific regions where dialyzer reuse is increasing. In order to support our Asia/Pacific distributors, we maintain Asia/Pacific representative offices in Singapore, Taiwan and China. Dialyzer reuse in Canada and Western Europe, where single use dialyzers are significantly more prevalent, has been flat or declining.

Reprocessing Equipment and Sterilants

Our dialyzer reprocessing products include the Renatron® II Automated Dialyzer Reprocessing System, the Renalog® RM Data Management System and the Renaclear® Dialyzer Cleaning System, together with Renalin® Cold Sterilant and Renalin 100 Cold Sterilant, both peracetic acid based sterilants that replace less environmentally friendly high-level disinfectants.

The Renatron system, first introduced in 1982, provides an automated method of rinsing, cleaning, sterilizing and testing dialyzers for multiple use. The Renatron II system, the most current version of the product, includes a bar-code reader, computer and Renalog RM software system that provides dialysis centers with automated record keeping and data analysis capabilities. We believe our Renatron systems are faster, easier to use, and more efficient than competitive automated systems. We also believe that the Renatron systems are the top selling automated dialyzer reprocessing systems in the world.

Our Renaclear® system, the first dedicated automated dialyzer cleaning system, removes blood and organic debris from difficult-to-clean dialyzers before reprocessing, a process known as “pre-cleaning.” Pre-cleaning is common in dialysis units because the practice can help extend the useful clinical life of a dialyzer. When dialyzers are pre-cleaned by hand, many dialysis facilities remove the dialyzer header caps (the end caps of a dialyzer) to more effectively rinse out heavy blood debris. However, opening the dialyzer in this fashion may increase the risk of contamination of the dialyzer components and damage to the membrane. The Renaclear system features a high-powered fluid injector that cleans dialyzer headers (the two internal ends of a dialyzer) without requiring removal of the header caps. The Renaclear system is designed for use with peracetic acid-based Renaclear disinfectant.

We provide a one year warranty for our automated dialyzer reprocessing equipment. In addition to providing warranty repair work, we perform out-of-warranty service of our dialyzer reprocessing equipment for which the customer pays on a time and materials basis or through prepaid preventive maintenance agreements.

Our Renalin sterilant is a proprietary peracetic acid-based formula that effectively cleans, disinfects and sterilizes dialyzers without the hazardous fumes and potential disposal issues related to glutaraldehyde and formaldehyde reprocessing solutions. We believe Renalin sterilant is the leading dialyzer reprocessing solution in the United States.

Renalin 100 sterilant is a specially packaged formulation of our cold sterilant product. When Renalin 100 sterilant is used with a Renatron II system there is no premixing requirement and the dilution process is automated. This reduces staff set-up time and exposure to vapors. In addition, Renalin 100 packaging reduces required storage space by approximately 66% from traditional Renalin sterilant.

We also manufacture a comprehensive product line of test strips to measure concentration levels of most chemistries we produce. These test strips ensure that the appropriate concentration of sterilant is maintained throughout the required contact period, in addition to verifying that all sterilant has been removed from the dialyzer prior to patient use. In addition, we sell a variety of dialysis supplies manufactured by third parties.

Concentrates

Our renal dialysis treatment products include a line of acid and bicarbonate concentrates used by kidney dialysis centers to prepare dialysate, a chemical solution that draws waste products from the patient’s blood through a dialyzer membrane during the hemodialysis treatment. We believe that we have one of the industry’s most complete lines of concentrate products, which include both liquid and powder form for use in virtually all types of kidney dialysis machines.

Endoscopy and Surgical

We currently market, distribute and service throughout Canada specialized flexible endoscopes, surgical equipment (including rigid endoscopes) and related accessories, the majority of which are manufactured by Olympus Corporation, a Japanese corporation, and its affiliates. Olympus is the world’s leading manufacturer of flexible endoscopes and related products. As discussed below, our distribution of Olympus products will terminate on July 31, 2006. See “—Termination of Carsen’s Distribution Agreements with Olympus.” Our endoscopes and surgical products are marketed and sold through separate, direct sales forces comprised of our own employees.

The Olympus endoscopy products are distributed by us pursuant to an agreement with Olympus America Inc. (the “Olympus Agreement”), and the Olympus surgical products are distributed by us pursuant to an agreement with Olympus Surgical & Industrial America, Inc. (the “Olympus Industrial Agreement”) (collectively the “Olympus Agreements”), both of which are United States affiliates of Olympus Corporation. Under the Olympus Agreements we have been granted exclusive distribution rights for such Olympus products in Canada through July 31, 2006, on which date such rights will expire. Unless the context otherwise requires, references herein to “Olympus” include Olympus America Inc., Olympus Surgical & Industrial America, Inc., and Olympus Corporation, and their affiliates. Non-Olympus endoscopy and surgical products are distributed by us under separate distribution agreements with third parties.

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

A flexible video endoscope consists of a high resolution solid state image sensor contained in a flexible tube, which can be inserted into irregularly shaped organs of a patient’s body, such as the large intestine. The control body of a flexible endoscope incorporates a steering mechanism and contains working channels and is connected to an external light source and processor, which permits a physician to view inside a patient’s body. The working tip of a flexible endoscope contains a lens and a solid state image sensor and, in most cases, depending on the application, an outlet for air and water. Most flexible endoscopes also have internal working channels which enable accessories such as biopsy forceps to be passed to the tip. The solid state image sensor enables a live image to be transmitted electronically to a monitor, which image can be viewed by a physician and nurse as a medical procedure is being performed. The flexible video endoscope and its related accessories comprise the majority of our flexible endoscopy sales.

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

We also distribute various specialized medical instruments and accessories utilized in both flexible and rigid endoscopy including scissors, graspers, forceps and other surgical accessories; ambulatory pH and motility monitoring equipment (which is used for diagnosis of various gastrointestinal and respiratory disorders); urodynamics monitoring equipment (which is used for diagnosis of various urinary tract disorders); endoscope disinfection equipment; insufflators (which deliver and monitor gas to expand abdominal and other cavities); video monitors, recorders and printers; “cold” light supplies (which provide light for endoscopy procedures); image processors (which process digitized endoscopic images); and carts, trolleys and cleaners.

All of the endoscopes and certain other medical instruments and accessories distributed by us are manufactured by Olympus. Other endoscopy and surgical products distributed by us in Canada are manufactured by Sandhill Scientific, Inc. (ambulatory pH and motility monitoring equipment), Life-Tech, Inc. (urodynamics monitoring equipment), Sony of Canada Ltd. (video monitors, recorders and printers), The Ruhof Corporation (enzymatic cleaners), and Trumpf Medical Systems, Inc. (operating room tables, lighting systems, and ceiling mounted supply systems).

We also operate service centers at our Markham, Ontario facility, as well as in Montreal, Quebec and Vancouver, British Columbia that provide warranty and out-of-warranty service and repairs for endoscopy and surgical products (the majority of which are distributed by us). The products we distribute bear a product warranty that entitles the purchaser to warranty repairs and service at no charge during the warranty period. Generally we, and not the manufacturer of the product, are responsible for the cost of warranty repairs. The warranty period for these products is generally one year. The customer pays us on a time and materials basis for out-of-warranty service of these products.

Endoscope Reprocessing

We design, develop, and manufacture endoscope reprocessing systems, sterilants and related supplies.

Our Medivators® products are our principal line of automated endoscope reprocessing systems. We manufacture the Medivators DSD-201 system, which is a microprocessor-controlled, dual-basin, asynchronous endoscope disinfection system. The system can disinfect two endoscopes at a time, can be used on a broad variety of endoscopes and is programmable by the user. We also manufacture the MV countertop series which are less expensive single and dual endoscope disinfection units.

We sell our Medivators endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico through Olympus under an exclusive distribution agreement described below, and internationally either directly or through various foreign distributors. Our distributors market and sell these products primarily to hospitals and clinics.

Our distribution agreement with Olympus (the “Medivators Agreement”) grants Olympus the exclusive right to distribute the majority of our endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico. The Medivators Agreement expires on August 1, 2006. All equipment sold by Olympus pursuant to this agreement bears both the “Olympus” and “Medivators” trademarks. Net sales to Olympus accounted for 8.2%, 9.7% and 10.4% of our net sales in fiscal 2005, 2004 and 2003, respectively.

The Medivators Agreement provides for minimum purchase requirements during each contract year, which if not met give us the option to terminate the agreement. Although sales to Olympus declined slightly during the contract year ended July 31, 2005, Olympus achieved its minimum purchase requirements in such contract year. Despite this decline, we believe that Olympus’ domestic distribution capabilities have historically provided us with the broadest distribution and profit potential for our endoscope reprocessing products.

With the Medivators Agreement due to expire on August 1, 2006, we have initiated discussions with Olympus regarding the potential renewal of the agreement. Concurrently, we will evaluate and determine whether to extend the agreement with Olympus, seek a new third party distributor, or directly undertake the distribution function after August 1, 2006. If we do not agree to renew the distribution agreement with Olympus or, if offered, Olympus fails to renew the agreement, we will then be required to engage a new distributor or establish our own direct distribution system in the United States.

Through our acquisition of Dyped in September 2003, we have expanded our technological capabilities and augmented our endoscope reprocessing product line with an endoscope reprocessing system designed to be compliant with emerging European standards. Dyped’s versatile design concepts are expected to satisfy the current needs of our European customer base and may serve as a modular platform for future generation systems for the United States market. See “—Pre-Fiscal 2005 Acquisitions - Dyped.”

Although endoscopes generally can be manually disinfected, there are many problems associated with such methods including the lack of uniform disinfection procedures, personnel exposure to disinfectant fumes and incomplete rinsing resulting in disinfectant residue levels in the endoscope. We believe our endoscope reprocessing equipment offers several advantages over manual immersion in disinfectants.

Our automated endoscope reprocessing equipment is designed to pre-rinse the device, then continuously pump disinfectant through all internal working channels of the endoscope, thus exposing all internal and external areas of the endoscope to the disinfectant, resulting in more thorough and consistent disinfection. After disinfection, all internal channels and external surfaces are thoroughly rinsed to completely remove disinfectant residuals. This automated process inhibits the build up of biofilms in the working channels and when performed in accordance with directions for use renders the endoscope safe for the next patient use. In addition, the entire disinfection process can be completed with minimal participation by the operator, freeing the operator for other tasks, reducing the exposure of personnel to the chemicals used in the disinfection process and reducing the risk of infectious diseases. Our reprocessing equipment also reduces the risks associated with inconsistent manual disinfecting.

In connection with our endoscope reprocessing business, we manufacture Rapicide® glutaraldehyde-based high-level disinfectant and sterilant, which has United States Food and Drug Administration (“FDA”) 510(k) clearance for a high-level disinfection claim of five minutes at 35 degrees Celsius. This disinfection contact time is currently one of the fastest available of any disinfectant product sold in the United States. We also sell Adaspor® peracetic-acid based high-level disinfectant, manufactured by a third party, for the European market that can be employed in a single use or multiple use system.

We provide a one year warranty for our Medivators automated endoscope reprocessing systems. Generally, warranty repairs related to the Medivators DSD-201 endoscope disinfection equipment are performed by the distributor and warranty repairs on the MV countertop series are performed by Medivators service technicians. We perform out-of-warranty service of our MV endoscope reprocessing systems for which the customer pays on a time and materials basis. Our Dyped endoscope reprocessing products are primarily serviced by our own service organization, or in selected countries by our international distributors.

Water Purification and Filtration

See “—Reporting Segments” above for a description of changes to our reporting segments including Water Purification and Filtration.

Equipment

We design, develop, manufacture and sell ultrapure purification systems for dialysis, research, pharmaceutical and industrial customers. These systems provide purification solutions specific to our customers’ needs and site conditions, ranging from low-volume, wall mounted reverse osmosis systems, to high-volume, complete turnkey purification systems. We generally sell the equipment directly to our customers in the United States, Puerto Rico, and Canada and through various third-party distributors in many international markets.

Purification systems can include combinations of treatment methods such as (i) carbon filtration, which removes chlorine and dissolved organic contamination by adsorption; (ii) reverse osmosis (RO), which is a filtration process that forces liquid through non-porous or semi-porous membranes to remove particles, microorganisms and dissolved minerals and organics; (iii) ultra-filtration, which removes bacteria, viruses and other ultrafine impurities from water using a membrane similar in design to a reverse osmosis membrane; (iv) deionization, which is an ion exchange platform that requires resin regeneration (see “Resin Regeneration” below); and (v) electro-deionization, which is a form of deionization that is based on the conductance of electrical charges.

The entire line of Biolab water purification systems, sold under the Biolab Equipment™ brand, has been designed to produce “biologically pure” water for use in the pharmaceutical, electronics, research and medical industries. The equipment is designed in sanitary and semi-sanitary configurations and contains features that save money, reduce fouling and provide cleaner, safer purified water. The Biolab Equipment line includes systems that utilize heat to pasteurize the equipment thus reducing the amount of chemicals consumed and labor required for maintenance. This heat pasteurization is environmentally friendly and prevents the formation of dangerous biofilms. Heat disinfection has been used in the pharmaceutical industry for years and has been recently introduced in the dialysis market.

The Biolab Equipment line of RO machines includes various designs and sizes to meet our customers’ specific requirements. Our standard line of equipment includes the 2200, 3300, 4400, 8400, RODI™ electro-deionization system and various heat disinfecting RO configurations. The 4400 RO is the principal RO manufactured by us and can be configured for pharmaceutical, medical and industrial applications. The Biolab line of equipment is currently being expanded to offer packaged systems for the commercial and industrial market. These systems are pre-engineered for specific applications and will be stocked for rapid order fulfillment.

We also offer pretreatment equipment, lab water equipment, a full range of service deionization tanks and specific equipment designed to support the dialysis market. This equipment includes our Semper Pure® portable reverse osmosis machine, a bicarbonate system with central and single mix distribution units, and concentration systems with central concentrate holding tanks.

Our systems meet water quality and good manufacturing practice standards of the Association for the Advancement of Medical Instrumentation (“AAMI”). We have received 510(k) clearances from the FDA for our Biolab purification equipment for healthcare applications and for our dialysis water purification systems, bicarbonate mix and distribution systems and the Semper Pure machine.

Service & Maintenance; Resin Regeneration

Mar Cor Purification provides service and maintenance in the United States and Canada through fourteen regional offices (twelve in the United States and two in Canada). These service centers are staffed with sales and service personnel to support both scheduled and emergency customer requirements. Each office provides 24 hours-a-day emergency service for our customers through a fleet of stocked service vehicles. Five of the offices (Toronto, Montreal, Philadelphia, Chicago, and Atlanta) are equipped with resin regeneration plants.

Resin regeneration is the process in which cylinders (pressure vessels with an inlet connection and an outlet connection) are assembled, sanitized, and filled with ion exchange resin, which is processed using hydrochloric acid and caustic soda. These cylinders are connected to a customer’s water supply. As the supply water passes through the ion exchange resin beads, minerals are removed. When the electrical charge placed on the resin beads during the regeneration process is exhausted, the cylinders are exchanged for identical cylinders with regenerated resin. The cylinders with exhausted resin are returned by service personnel to our regeneration plants and the resin is regenerated for use by the same or another customer. Customers are invoiced for each cylinder replacement.

Filtration

We offer a full line of filters utilizing hollow fiber membrane technology. The filters, sold under the FiberFlo® Capsule Filters and FiberFlo® Cartridge Filters names, are utilized to remove impurities from liquid streams for a wide range of applications. Such applications include the filtering of ultrapure water to remove bacteria and endotoxins in medical environments to provide protection for patients undergoing treatments that use ultrapure water. In fact, our cartridge filters are validated to remove all endotoxins in dialysis water, which is included in our registration of the filters as Medical Devices under FDA 510(k) regulations. The filters are also used in medical device reprocessing systems to help meet reprocessing water quality guidelines outlined by the AAMI. In industrial applications, the filters are used to protect systems from contamination from particulates and microorganisms.

Our FiberFlo filters are also being used in a variety of industries including pharmaceutical manufacturing, food and beverage processing, cosmetic manufacturing and electronics manufacturing. The filters are being used increasingly for the removal of bacteria, pyrogens and other contaminants from aqueous solutions. These filters are engineered for point-of-use applications that require very fine filtration. Their hollow fiber design provides a surface area that is up to four times larger than traditional pleated filters that are used in the same markets. The large surface area provides greater capacity and longer filter life for the customer. FiberFlo Capsule Filters and Cartridge Filters are available in a variety of styles, sizes, and configurations to meet a comprehensive range of customer needs and applications.

Other FiberFlo filter products include the FiberFlo Degassing Module, which was developed and is used in semiconductor, pharmaceutical, laboratory, medical and bioprocessing applications for CO2 and O2 removal, humidification, oxygenation and dissolving of gases in solutions. Other products include microfiber and flat sheet membrane prefiltration products designed to protect the FiberFlo filter products and prolong their life in their intended applications.

FiberFlo filter products are sold directly and through various third-party distributors in the United States, Puerto Rico, Canada, and other international markets.

Sterilants

Minncare® Cold Sterilant is a liquid sterilant product used to sanitize and disinfect high-purity water systems. Minncare Cold Sterilant is based on our proprietary peracetic-acid sterilant technology, and is engineered to clean and disinfect reverse osmosis (RO) membranes and associated water distribution systems. Minncare Cold Sterilant is widely used in the dialysis, medical, pharmaceutical and other industries to disinfect ultrapure water systems as part of overall procedures to control the contamination of systems by microorganisms and spores. Actril® Cold Sterilant is a ready-to-use formulation of our proprietary peracetic acid based sterilant technology. It is used for surface disinfection in a variety of industries, including the medical and pharmaceutical industries. We also have private label agreements for both Minncare and Actril sterilants with companies in the infection control industry.

In June 2004, we received approval from the United States Environmental Protection Agency (“EPA”) for the expanded use of Minncare Cold Sterilant in clean room fogging applications. The Minncare Dry Fog™ System was introduced in 2005 for use as an enhancement to the existing clean room disinfection procedures at pharmaceutical and medical device manufacturers. We have recently appointed VWR International our exclusive distributor of the Minncare Dry Fog System in much of the United States and Europe. In the areas where VWR is not our exclusive distributor, we sell the Minncare Dry Fog System either directly or through other third party distributors.

All Other

We also operate other businesses, including the Scientific operating segment, which includes scientific imaging products and industrial technology equipment distributed in Canada by Carsen, the Specialty Packaging operating segment, which includes specialty packaging products and compliance training services provided by Saf-T-Pak for the transport of infectious and biological specimens, and the Therapeutic Filtration operating segment, which includes hemofilters, hemoconcentrators and other hollow fiber filters manufactured and sold by Minntech for medical applications. Due to the size of these businesses, they are grouped within, and their results and assets are included within, the “All Other” category of our reporting segment information.

Scientific

Our principal scientific imaging products are Olympus microscopes that we distribute in Canada under the Olympus Agreement. We also distribute complementary imaging equipment and accessories including Media Cybernetics, Inc.’s high resolution image analysis software and hardware; Roper Scientific Inc.’s high speed and high sensitivity scientific digital cameras for research microscopy; Genomic Solutions Inc.’s genomic and proteomic instruments, software and consumables; and several other suppliers of optical and mechanical components for advanced microscopy, all of which are distributed solely in Canada.

The scientific imaging products are sold to hospitals for cytology, pathology and histology purposes; government laboratories for research and forensics; and private laboratories, universities and other educational institutions for research and teaching.

We also offer three types of industrial technology equipment that are similar to medical endoscopes, but are designed for the industrial market for use in remote visual inspection (“RVI”). RVI is the application of endoscopic technology for industrial uses. The products consist of rigid borescopes (devices that are similar to rigid endoscopes), which use a series of relay lenses to transmit an image through a stainless steel insertion tube; fiberscopes (devices that are similar to flexible endoscopes), which use fiberoptic image carrying bundles to transmit images through a flexible insertion tube; and video image scopes, which utilize a small, high resolution solid state image sensor that enables a picture to be transmitted electronically to a monitor. Most of our industrial technology equipment is manufactured by Olympus and distributed by us in Canada under the Olympus Industrial Agreement.

Our industrial technology equipment is generally purchased by large industrial companies engaged in the oil and gas, aerospace, chemical, power generation, mining, forestry, semiconductor and automotive industries, that require inspections of their machinery or processes for research and development, measurement, maintenance or quality control. We also distribute microscopes to industrial laboratories for bio-technology, geology, pharmacology, metallography, quality control and manufacturing applications.

Specialty Packaging

Through Saf-T-Pak, we provide specialty packaging products and compliance training services for the transport of infectious and biological specimens.

We offer a wide variety of sizes and models of packaging materials for the transport of infectious and biological specimens, as well as comprehensive training materials for shipper certification. We are the sole manufacturer of our patented bag pressure vessel product. Unlike the conventional jar pressure vessel product sold by us and our competitors, our bag pressure vessel products can offer a substantial reduction in a customer’s shipping cost per specimen, are disposable and therefore do not require the jar to be sterilized and returned after use, have greater capacity and are more flexible than rigid jar vessels, and are stackable thereby reducing a customer’s inventory storage requirement. In addition, to meet regulatory requirements for comprehensive training, which require shippers to be trained and certified at least every two years or as often as regulations change, we offer one-day training seminars in various cities, training seminars at customers’ on-site locations, and interactive CD-ROM training software.

Increasingly stringent regulation and enforcement of proper shipping methods for infectious and biological substances has been driving growth in the regulated market of specialized packaging for infectious and biological substances. Global regulatory bodies have created converging world standards for the transport of infectious and biological specimens. Especially significant was the United States Department of Transportation’s regulation HM-226, adopted in February 2003, which requires all diagnostic samples to be shipped by air in pressure vessels, and that employees shipping such substances be properly trained. In addition, the increasing concern over the spread of infectious diseases, including animal-borne disease such as mad cow, and potential acts of bio-terrorism have dramatically increased awareness of the proper shipping of diagnostic substances such as blood samples. We believe that we are uniquely qualified to meet the global need for compliant, secure, cost-effective packaging solutions for the shipping of infectious and biological specimens.

During fiscal 2005, we commenced production and sales of “phase change material” using licensed proprietary thermal technology, which is used for temperature control shipping. The phase change material, sold in packs or blocks, helps maintain the temperature of a specimen during shipment within a narrow designated high and/or low range for a specified period of time.

Our customer base consists of medical research companies, diagnostic, clinical and university laboratories, pharmaceutical companies, United States and Canadian government agencies, hospitals and state public health departments. Our packaging products are distributed directly and through various third-party distributors in the United States, Canada and Europe.

Therapeutic Filtration

See “—Reporting Segments” above for a description of changes to our reporting segments including Therapeutic Filtration.

Our therapeutic filtration products are extracorporeal filters utilizing our proprietary hollow fiber technology. These filters include hemoconcentrators, hemofilters and other specialty filters utilized for medical applications. In addition, we offer a line of ancillary filtration products for cardiosurgery and other medical applications, including blood pumps, air detectors, and pressure monitors.

We manufacture, market and sell a line of five hemoconcentrator devices. A hemoconcentrator is used by a perfusionist (a health care professional who operates heart-lung bypass equipment) to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery. Because the entire blood volume of the patient passes through the hemoconcentrator device during an open-heart procedure, the biocompatibility of the blood-contact components of the device is critical.

Our hemoconcentrator devices are designed to meet the clinical requirements of neonatal through adult patients. Our principal products are the Hemocor HPH® hemoconcentrators, which contain our proprietary polysulfone hollow fiber. The Hemocor HPH line also features a unique “no-rinse” design that allows it to be quickly and efficiently inserted into the bypass circuit at any time during an open-heart procedure.

We also manufacture, market and sell a line of Renaflo® II hemofilters. A hemofilter is a device that performs hemofiltration in a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis. The hemofilter removes water, waste products and toxins from the circulating blood of patients while conserving the cellular and protein content of the patient’s blood. Our hemofilter line features no-rinse, polysulfone hollow fiber that requires minimal set-up time for healthcare professionals. The hemofilter is available in five different sizes to meet the clinical needs of neonatal through adult patients. Outside the United States, we sell two additional hemofilters.

Our most successful specialty filter is a product sold to a manufacturer of a respiratory therapy device that incorporates our filter in their product, particularly for pediatric applications. Sales of this filter have been a significant source of growth in our Therapeutic Filtration reporting segment.

Our therapeutic products are sold to biotech manufacturers and through third party distributors.

Termination of Carsen’s Distribution Agreements with Olympus

On July 25, 2005 we entered into an agreement with Olympus under which, effective July 31, 2006, Carsen will no longer serve as the Canadian distributor of Olympus products. The agreement was entered into as a result of Olympus’s decision to grant Carsen a four-month extension of the Olympus Agreements from the original expiration date of March 31, 2006 and to terminate the Olympus Agreements on July 31, 2006. The majority of Carsen’s sales of endoscopy and surgical products and scientific products have been made pursuant to the Olympus Agreements, under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada. Carsen’s distribution function will remain an important contributor to our results of operations through the end of fiscal 2006.

Olympus will pay us $6,000,000 in cash in consideration for Carsen’s transfer to Olympus of customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and for Carsen’s release of Olympus’s contractual restriction on hiring Carsen personnel. In addition, we will assist Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus products in Canada. Olympus will also acquire Carsen’s inventory of Olympus products as of July 31, 2006. The $6,000,000 payable by Olympus is due in three installments, $1,500,000 on August 1, 2005 (which payment has been received), $1,500,000 on January 31, 2006 and $3,000,000 on July 31, 2006.

Net proceeds from the termination of Carsen’s Olympus distribution business are projected to total approximately $15,000,000. Such net proceeds will consist of the $6,000,000 to be paid by Olympus and proceeds from the sale of inventory and collection of receivables, less satisfaction of liabilities, severance costs, continuing lease obligations and other wind-down costs. Management’s projection of net proceeds is an estimate based on inventory, receivables and liabilities at July 31, 2005 and assumptions for wind-down costs, but without taking into account any Canadian or United States income tax implications.

During fiscal 2005 and 2004, total net sales of Carsen were $61,925,000 and $48,144,000, respectively, which accounted for approximately 31% and 28% of our consolidated net sales during those fiscal years. Approximately 80% of Carsen’s net sales were attributable to its Olympus distribution and service businesses. Operating income of Carsen in fiscal 2005 and 2004 was $11,958,000 and $9,039,000, respectively, or approximately 38% and 40% of our consolidated operating income before general corporate expenses and interest expense.

The net sales and operating income attributable to Carsen’s business (inclusive of both Olympus and non-Olympus business, but exclusive of the sale of Medivators reprocessors) constitute our entire “Endoscopy and Surgical Products” reporting segment and “Scientific Products” operating segment (included within the “All Other” reporting segment).

We are currently evaluating Carsen’s remaining non-Olympus product lines, most of which are aligned with Olympus products, to determine their viability without Carsen’s Olympus business. There can be no assurance that any of such product lines, with the exception of the Medivators reprocessors, will be continued after July 31, 2006, or if continued will be profitable or commercially viable.

Under the agreement with Olympus, we have agreed not to manufacture, distribute, sell or represent for sale in Canada through July 31, 2007 any products that are competitive with the Olympus products covered by the Olympus Agreements.

Pre-Fiscal 2005 Acquisitions

During fiscal 2004, we acquired Saf-T-Pak, Dyped, Biolab and Mar Cor. Since these acquisitions occurred in fiscal 2004, the results of operations of these acquired companies are included in our operating results in fiscal 2005, the portion of fiscal 2004 subsequent to the dates of the respective acquisitions and are excluded from our operating results for fiscal years prior to 2004.

Saf-T-Pak

On June 1, 2004, we acquired all of the issued and outstanding stock of Saf-T-Pak, a private company located in Edmonton, Alberta, Canada that designs and manufactures specialized packaging for the safe transport of infectious and biological specimens. Saf-T-Pak also offers a full array of compliance training services ranging from software and internet sessions to group seminars and private on-site programs.

The total consideration for the transaction, including transaction costs, was approximately $8,522,000. Under the terms of the purchase agreement, we may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,094,000 for the thirty-eight month period ending July 31, 2007, based upon Saf-T-Pak achieving specified targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of July 31, 2005, none of the additional consideration had been earned.

The reasons for the acquisition of Saf-T-Pak were as follows: (i) the opportunity to expand and diversify our infection prevention and control business; (ii) the opportunity for us to enter into the specialized packaging market for the transport of infectious and biological substances, which is a market that has undergone recent government regulatory changes creating attractive market dynamics; and (iii) the expectation that the acquisition will be accretive to our earnings per share.

Dyped

On September 12, 2003, we acquired the endoscope reprocessing systems and infection control technologies of Dyped, a private company based in the Netherlands, for approximately $1,812,000 which included a note payable in five annual installments with a present value of approximately $1,211,000 (with a face value of $1,505,000). We agreed to pay additional purchase price of approximately $557,000 over a three year period contingent upon the achievement of certain research and development objectives. However, as of July 31, 2005, none of the additional purchase price had been earned and only $243,000 may be earned contingent upon the achievement of the remaining research and development objectives. The primary reason for the acquisition of Dyped was to expand Minntech’s technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with emerging European standards and future market requirements.

Biolab and Mar Cor

On August 1, 2003, we acquired all of the issued and outstanding stock of Biolab and Mar Cor, private companies in the water treatment industry. The operations of Biolab, with headquarters in suburban Toronto, Canada and Mar Cor, with headquarters in suburban Philadelphia, Pennsylvania, are described in “—Reporting Segments-Water Purification and Filtration.”

The total consideration for the Biolab and Mar Cor acquisitions, including transaction costs and assumption of debt, was approximately $7,876,000 and $8,215,000, respectively. Under the terms of the Biolab purchase agreement, we may pay additional consideration up to an aggregate of $3,000,000 based upon Biolab achieving specified targets of EBITDA during the three year period ending July 31, 2006. As of July 31, 2005, none of the additional consideration had been earned.

The reasons for the acquisitions of Biolab and Mar Cor were as follows: (i) the overall strategic fit of water treatment with our existing dialysis and filtration technology businesses; (ii) the opportunity to grow our existing businesses and the water treatment business by combining Minntech’s sales, marketing, and product development capabilities with Mar Cor’s regional field sales and service organization and Biolab’s water treatment equipment design and manufacturing expertise; (iii) the opportunity to expand and diversify our infection prevention and control business, particularly within the pharmaceutical and biotechnology industries; and (iv) the expectation that the acquisitions would be accretive to our earnings per share.

As a result of the acquisitions of Biolab and Mar Cor, we added a new reporting segment in fiscal 2004, Water Treatment. Commencing with the fiscal year ended July 31, 2005, this segment has been renamed “Water Purification and Filtration” and will also include a substantial portion of Minntech’s filtration technologies group operations. See “—Reporting Segments -Water Purification and Filtration.”

Effect of Currency Fluctuations and Trade Barriers

A portion of our products are imported from the Far East and Western Europe. In addition, Minntech and Crosstex both sell a portion of their products outside of the United States, and Minntech’s Netherlands subsidiary sells a portion of its products outside of the European Union. Consequently, our business could be materially affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States, Canada and the Netherlands.

Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars. Additionally, a portion of the sales of Biolab and Saf-T-Pak are made to customers in the United States. The businesses of our Canadian subsidiaries, Carsen, Biolab and Saf-T-Pak, could be materially affected by the imposition of trade barriers, fluctuations in the rates of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had an overall positive impact in fiscal 2005 compared with fiscal 2004, and in fiscal 2004 compared with fiscal 2003, upon our results of operations and stockholders’ equity, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial statements of Minntech B.V., our Netherlands subsidiary, are translated using the accounting policies described in note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the European Union and the United States had an overall adverse impact in fiscal 2005 compared with fiscal 2004, and in fiscal 2004 compared with fiscal 2003, upon our overall results of operations and stockholders’ equity, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The functional currency of our Japanese subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2005, 2004 and 2003 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that the Japanese subsidiary accounts for a relatively small portion of our consolidated net sales, net income and net assets.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” with respect to certain of our past and current hedging strategies.

Competition

We believe that the world-wide reputation for the quality and innovation of our products among customers, our reputation for providing quality product service, particularly with respect to endoscopy and surgical, endoscope reprocessing and water purification and filtration products, the numerous customer contacts developed during our lengthy service as a distributor of Olympus products and the distribution arrangement for certain Medivators endoscope reprocessing products with Olympus, give us a competitive advantage with respect to certain of our products.

We distribute substantially all of our products in highly competitive markets, which contain many products available from nationally and internationally recognized competitors. Many of such competitors, including manufacturers who distribute and service their own products, have greater financial and technical resources than us, are well-established with reputations for success in the sale and service of their products and may have certain other competitive advantages over us. In addition, certain companies have developed or may be expected to develop technologies or products that could directly or indirectly compete with the products manufactured and distributed by us.

Several of our competitors in the dialysis/sterilant market sell peracetic acid-based dialyzer reprocessing germicides. However, our Renalin sterilant remains the only reprocessing chemical that has been validated for use with the Renatron dialyzer reprocessing system and cleared for marketing as such under section 510(k) of the Federal Food, Drug and Cosmetic Act. Renalin sterilant is also the only dialyzer reprocessing germicide that carries a sterilization claim in the United States market. We have informed our Renatron customers that we are unable to guarantee the integrity, reliability and chemical interaction of alternative germicides with the Renatron system. We believe that this validation, coupled with our extensive dialyzer reprocessing education, administration, and technical support services, are strong competitive advantages for our product. However, the competitive price pressures introduced by these competing germicides have adversely impacted our pricing structure.

Market Conditions

The dialysis industry has been undergoing significant consolidation through the acquisition by certain major dialysis chains of smaller chains and independents. In October 2005, DaVita Inc. (“DaVita”), the second-largest dialysis chain in the United States, acquired Gambro AB’s United States dialysis clinic business, Gambro Healthcare, Inc. (“Gambro US”). DaVita and Gambro US are significant customers of our dialysis reuse products. In addition, in May 2005, Fresenius, the largest dialysis chain in the United States and a provider of single-use dialyzer products, announced that it entered into an agreement to acquire Renal Care Group, Inc. (“RCG”), another significant customer of our dialysis reuse products. Fresenius has made public disclosure of its intent to increase the use of single-use dialyzers. If Fresenius’s acquisition is consummated, and if Fresenius converts all or substantially all of the dialysis clinics of RCG into single-use facilities, our sales of dialysis products and reprocessing equipment will be adversely affected. In addition, the consolidation of dialysis providers has resulted in greater buying power by the larger resulting entities and thereby a reduction in our profit margins due to reduced average selling prices of dialysis products. This trend is likely to continue, particularly given the acquisitions described above. We are addressing this situation through, among other things, a reduction in our sales and marketing personnel and a change in our overall marketing strategies, which has resulted in a reduction in our operating expenses.

Sales of our dialysis products depends in part on the extent to which reimbursement for the cost of these products and related treatments are available to patients under government health programs, private health insurance, managed care organizations, workers’ compensation insurers, and other similar programs. Over the past decade, the cost of healthcare has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payors to curb these costs. In addition, certain health care providers are moving towards a managed care system in which the providers contract to provide comprehensive health care for a fixed cost per person. Moreover, hospitals and other health care providers have become increasingly price competitive and, in some instances, have put pressure on medical suppliers to lower their prices.

Sales of our endoscopy and surgical products and scientific products in Canada depends in part on the extent of government funding available to hospitals and other customers of these products. Our increase in sales of such products in fiscal 2005 was significantly aided by the improved government funding in Canada for healthcare products, which benefited our Endoscopy and Surgical reporting segment, and for research, which benefited our Scientific operating segment. There can be no assurance that these improved market conditions will be sustained or continue in the future.

The water purification equipment and filtration products industry has experienced a consolidation of suppliers during the past few years. This consolidation has resulted principally from the acquisition by large industrial manufacturers of many of the leading manufacturers of water purification equipment and filtration products. The resulting entities, which are the market leaders in this industry, are significantly larger and have greater financial and other resources available, than the smaller companies in the industry such as our Mar Cor Purification business. It is currently difficult to assess the impact of such consolidation on our business and to project such impact in the future. Our ability to successfully compete in this market derives from our broad product offerings, the recent combination of the sales and marketing efforts of our two water purification businesses with our related filtration business to form Mar Cor Purification, and the high value and quality of our products and services.

Government Regulation

Many of our products are subject to regulation by the FDA, which regulates the testing, manufacturing, packaging, distribution and marketing of our medical devices and water purification devices in the United States. Delays in FDA review can significantly delay new product introduction and may result in a product becoming “dated” or losing its market opportunity before it can be introduced. Certain of our products may also be regulated by other governmental or private agencies, including the EPA, Underwriters Lab, Inc. (“UL”), and comparable agencies in certain foreign countries. The FDA and other agency clearances generally are required before we can market such new or significantly changed existing products in the United States or internationally. The FDA and certain other international governmental agencies also have the authority to require a recall or modification of products in the event of a defect.

The Food, Drug and Cosmetic Act of 1938 and Safe Medical Device Act of 1990 require compliance with specific manufacturing and quality assurance standards for certain of our products. The regulations also require manufacturers to establish a quality assurance program to monitor the design and manufacturing process and maintain records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to its medical devices. The FDA inspects medical device manufacturers for compliance with the current Quality Systems Regulations (“QSR’s”). Manufacturers that fail to meet the QSR’s may be issued reports or citations for non-compliance. We have received no adverse comments in connection with our most recent inspections by the FDA.

In addition, many of our infection prevention and control products sold in Canada and Europe are subject to comparable regulations and requirements as those described above. International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties, and tax requirements. For example, as a result of our sales in Europe, we were required to be certified as having a Quality System that meets the ISO 13485 standard.

In addition, many of our products must meet the requirements of the European Medical Device Directive (“MDD”) for their sale into the European Union. This certification allows us to affix the CE mark to our dialysis products and to freely distribute such products throughout the European Union. Failure to maintain CE mark certification could have a material adverse effect on our business. Federal, state and foreign regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes might have on our business.

Our endoscopy and surgical products and endoscope and dialyzer reprocessing products, as well as our Canadian water purification equipment manufacturing facility and many of our products manufactured in Canada, are subject to regulation by Health Canada – Therapeutic Products Directorate (“TPD”), which regulates the distribution and marketing of medical devices in Canada. Certain of such products may be regulated by other governmental or private agencies, including Canadian Standards Agency (“CSA”). TPD and other agency clearances generally are required before we can market new medical products in Canada. The Health Products and Food Branch Inspectorate (“HPFBI”) governs problem reporting, modification and recalls. HPFBI also has the authority to require a recall or modification in the event of defect. In order to market their medical products in Canada, Carsen and Biolab are required to hold a Medical Device Establishment License, as well as certain medical device licenses by product, as provided by HPFBI.

Certain of our specialty packaging products have been independently tested by a third-party laboratory and certified by Transport Canada. These certified packaging products as well as our other specialty packaging products have been designed to meet all applicable national and international standards for the safe transport of infectious and biological substances. Such standards include those issued by Canadian General Standards Board, Transport of Dangerous Goods Regulations Canada, International Civil Aviation Organization, International Air Transport Association, and the United States Code of Federal Regulations Title 49.

Federal, state and foreign regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes might have on our business.

Patents and Proprietary Rights

We protect our technology and products by, among other means, filing United States and foreign patent applications. There can be no assurance, however, that any patent will provide adequate protection for the technology, system, product, service, or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. We also rely upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain our proprietary position.

As of September 19, 2005, we held 57 United States patents and 54 foreign patents and had 7 United States patents and 36 foreign patents pending. Patents for individual products extend for varying periods according to the date of patent filing or grant and legal term of patents in various countries where patent protection is obtained. While patents have a presumption of validity under the law, the issuance of a patent is not conclusive as to its validity or the enforceable scope of its claims. In addition, the actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country. Accordingly, there can be no assurance that our existing patents will afford protection against competitors with similar inventions, nor can there be any assurance that our patents will not be infringed. Competitors may also obtain patents that we would need to license or design around. These factors also tend to limit the value of our existing patents.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of September 19, 2005, we had a total of 402 trademark registrations in the United States and in various foreign countries in which we conduct business.

Sources and Availability of Raw Materials

We purchase in the ordinary course of business raw materials, sub-assemblies, components, and other supplies essential to our operations from numerous suppliers in the United States and abroad. The principal raw materials that we use to conduct operations include organic chemicals, paper pulp, resin and plastic components. These raw materials are obtainable from several sources and are generally available within the lead times specified to vendors.

From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. Except as described below, we have not experienced, and do not foresee, extraordinary difficulty in obtaining the materials, sub-assemblies, components, or other supplies necessary for our business operations.

As a result of damage caused by recent Hurricane Katrina and Hurricane Rita to many resin suppliers there is now a shortage of material in the market. These suppliers are now allocating available resin to their customers. Crosstex has sufficient resin inventory to meet its requirements over the next few months but is actively seeking new supply sources, as well as alternative materials. If these shortages continue beyond a few months, output of some of our products could be adversely affected. It is unclear how long the shortages will continue and whether alternative sources or materials will be available to meet our requirements. Moreover, due to the current market conditions, prices for resin have increased significantly. We may be unable to pass along all or a substantial portion of our resin price increases to our customers. In addition, we cannot predict the future of resin prices.

Backlog

On September 19, 2005, our consolidated backlog was approximately $13,233,000 (excluding any backlog generated by Crosstex) compared with approximately $8,608,000 on September 21, 2004. Crosstex typically generates very limited backlog due to its rapid order fulfillment. Backlog on September 19, 2005 includes approximately $798,000 related to one order of water purification equipment that may not be recognized as revenue within one year of such date.

Employees

As of September 19, 2005, we employed 828 persons of whom 551 are located in the United States, 208 are located in Canada, 55 are located in Europe, Africa and the Middle East, and 14 are located in the Far East. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory.

Risk Factors

We are subject to various risks and uncertainties relating to or arising out of the nature of our businesses and general business, economic, financing, legal and other factors or conditions that may affect us. We provide the following cautionary discussion of risks and uncertainties relevant to our businesses, which we believe are factors that, individually or in the aggregate, could have a material and adverse impact on our business, results of operations and financial condition, or could cause our actual results to differ materially from expected or historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

The distribution agreements of our Carsen subsidiary covering its sale and service of Olympus products in Canada will expire on July 31, 2006, which will result in the loss of a significant portion of our net sales, operating income and net income.

The majority of our endoscopy and surgical products and scientific products are manufactured and supplied by Olympus and are sold by us pursuant to exclusive distribution agreements covering Canada that will expire on July 31, 2006 without any further renewal or extension. This will result in a significant loss of net sales, operating income and net income commencing in fiscal 2007, and thereby have a material adverse effect on our business. See “—Termination of Carsen’s Distribution Agreements with Olympus.”

Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States.

Dialysis centers in the United States that choose to clean, disinfect and reuse dialyzers (artificial kidneys), known as dialyzer reuse, rather then discard the dialyzers after a single use, derive an economic benefit since such dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Our dialyzer reprocessing products are limited to use by centers that reuse dialyzers. Although current public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single use, we believe that approximately 50% of all dialysis centers in the United States currently reuse dialyzers. This compares to approximately 76% reuse reported by the Centers for Disease Control in 2001. We believe that the shift from reuse to single use dialyzers is principally due to the commitment of Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, to convert all of its reuse dialysis clinics (including newly acquired clinics) to single use facilities. A continued decrease in dialyzer reuse in the United States in favor of single use dialyzers could have a material adverse effect on our business.

In May 2005, Fresenius announced that it entered into an agreement to acquire RCG, a significant customer of our dialysis reuse products. If Fresenius’s acquisition is consummated, and if Fresenius converts all or substantially all of the dialysis clinics of RCG into single-use facilities, our sales of dialysis products will be adversely affected due to the reduction in our customer base. Given the uncertainty of the post-acquisition operating strategy of Fresenius with respect to the timing of its likely transition of RCG clinics to single-use facilities, it is difficult to accurately predict the future impact on our sales of dialysis products and services.

The consolidation of dialysis providers (i.e., large chains are increasingly buying other chains and independents) could result in a reduction in our net sales due to reduced average selling prices of dialysis products.

There has been an increasing consolidation in the dialysis industry, marked by the acquisition by certain major dialysis chains of smaller chains and independents. In October 2005, DaVita, the second largest dialysis chain in the United States, acquired Gambro US. In addition, in May 2005, Fresenius announced its proposed acquisition of RCG described above. DaVita, Gambro US, and RCG are significant customers of our dialysis reuse products.

The consolidation of dialysis providers has resulted in greater buying power by the larger resulting entities and thereby a reduction in our gross margins due to reduced average selling prices of dialysis products. This trend is likely to continue, particularly given the impending acquisitions described above. However, given the uncertainty of the post-acquisition operating strategies with respect to the two acquisitions, it is difficult to accurately predict the impact on our future sales and gross margins of dialysis products and services. The loss of a significant amount of dialysis business could have a material adverse effect on our business.

We sell a substantial portion of our endoscope reprocessing products through a single distributor under an agreement that expires on August 1, 2006; we depend on such distributor for a significant portion of our endoscope reprocessing business.

Pursuant to a distribution agreement that expires August 1, 2006, Olympus is the sole distributor of our Medivators reprocessing systems and related products in the United States and Puerto Rico. In fiscal 2005, 2004 and 2003, net sales to Olympus accounted for approximately 8.2%, 9.7% and 10.4%, respectively of our net sales. In the event that Olympus significantly reduces or terminates its purchases of products from us, our business could be materially adversely affected. We are currently uncertain whether we will renew the agreement, seek a new third party distributor, or directly undertake the distribution function after August 1, 2006. If we do not renew the distribution agreement or, if offered, Olympus fails to renew the agreement, then we would be required to engage a new distributor or establish our own distribution system. Such a disruption in the distribution of our products, could result in a significant decrease in our net sales and operating income, and thereby have a material adverse effect on our business. In addition, there can be no assurance that we would be able to find a new distributor or establish our own distribution system on terms favorable to us or at all. The failure to find a new distributor or to successfully establish our own distribution system could materially adversely affect our business.

Because a significant portion of Crosstex net sales comes from a few large customers, any significant decrease in sales to these customers could harm our operating results.

The distribution network in the United States dental industry is concentrated, with relatively few distributors of consumables accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of Crosstex are highly dependent on its relationships with a limited number of large distributors. During the year ended April 30, 2005, the top four customers of Crosstex accounted for approximately 50% of its net sales. In particular, Henry Schein, Benco Dental, Patterson Dental and Darby Medical Supply each accounted for 10% or more of Crosstex’ gross sales for the latest fiscal year of Crosstex ended April 30, 2005. We are likely to continue to experience a high degree of customer concentration in Crosstex. We cannot assure you that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure you that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period. Although we do not anticipate that any of Crosstex’ customers will account for more than 10% of our Company-wide net sales on a consolidated basis, the loss or a significant reduction of business from any of the major customers of Crosstex could adversely affect our results of operations. In addition, because Crosstex’ products are sold through third party distributors, and not directly to end users, we may not be able to control the amount and timing of resources that our distributors devote to our products.

Our Crosstex business is heavily reliant on certain raw materials; recent hurricane damage to resin suppliers has resulted in product shortages and price increases.

Although there is a diversity of products produced by Crosstex, many of them are made from paper pulp and resin. We are exposed to rising raw material prices with no guarantees that such increases in costs can be passed along to our customers.

As a result of damage caused by recent Hurricane Katrina and Hurricane Rita to many resin suppliers there is now a shortage of material in the market. These suppliers are now allocating available resin to their customers. Crosstex has sufficient resin inventory to meet its requirements over the next few months but is actively seeking new supply sources, as well as alternative materials. If these shortages continue beyond a few months, output of some of our products could be adversely affected. It is unclear how long the shortages will continue and whether alternative sources or materials will be available to meet our requirements. Moreover, due to the current market conditions, prices for resin have increased significantly. We may be unable to pass along all or a substantial portion of our resin price increases to our customers. In addition, we cannot predict the future of resin prices.

Government regulation may delay or prevent new product introduction.

Many of our products are subject to regulation by governmental and private agencies in the United States and abroad, which regulate the testing, manufacturing, packaging, labeling, distribution and marketing of medical supplies and devices. Certain international regulatory bodies also impose import restrictions, tariff regulations, duties, and tax requirements. Delays in agency review can significantly delay new product introduction and may result in a product becoming “dated” or losing its market opportunity before it can be introduced. The FDA and other agency clearances generally are required before we can market new products in the United States or make significant changes to existing products. The FDA also has the authority to require a recall or modification of products in the event of a defect. The process of obtaining marketing clearances and approvals from regulatory agencies for new products can be time consuming and expensive. There is no assurance that clearances or approvals will be granted or that agency review will not involve delays that would adversely affect our ability to commercialize our products.

Federal, state and foreign regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes might have on our business. In addition, there can be no assurance that regulation of our products will not become more restrictive in the future and that any such development would not have a material adverse effect on our business. For a more detailed discussion on government regulation and related risks, see “—Government Regulation.”

Customer acceptance of our products is dependent on our ability to meet changing requirements.

Customer acceptance of our products is significantly dependent on our ability to offer products that meet the changing requirements of our customers, including hospitals, educational institutions, industrial laboratories, doctors, dentists, clinics, government agencies and industrial corporations. Any decrease in the level of customer acceptance of our products could have a material adverse effect on our business.

We distribute our products in highly competitive markets.

We distribute substantially all of our products in highly competitive markets that contain many products available from nationally and internationally recognized competitors. Many of these competitors have significantly greater financial and technical resources than us and are well-established. In addition, some companies have developed or may be expected to develop technologies or products that could compete with the products we manufacture and distribute or that would render our products obsolete or noncompetitive. As manufacturers, these companies may have other competitive advantages over us. In addition, our competitors may achieve patent protection, regulatory approval, or product commercialization that would limit our ability to compete with them. Although we believe that we compete effectively with all of our present competitors in our principal product groups, there can be no assurance that we will continue to do so. These and other competitive pressures could have a material adverse effect on our business.

Currency fluctuations and trade barriers could adversely affect our results of operations.

A substantial portion of Carsen’s products and, to a lesser extent, Crosstex’ products, are imported from the Far East and Western Europe, and our business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States and Canada. Additionally, a substantial portion of the products we purchase in Canada are paid for in United States dollars but are sold in Canadian dollars. Therefore, our business could be materially and adversely affected by a decrease in the value of the Canadian dollar against the United States dollar or by the imposition of trade barriers, tariff increases or import and export restrictions between the United States and Canada. Moreover, a decrease in the value of the Canadian dollar could result in a corresponding reduction in the United States dollar value of our assets that are denominated in Canadian dollars. The currency risk described above is offset somewhat by sales of Biolab and Saf-T-Pak to the extent they sell their products in United States dollars.

Our growth may be dependent on acquiring new businesses.

We intend to grow, in part, by acquiring businesses. The success of this strategy depends upon several factors, including:

•                  our ability to identify and acquire businesses;

•                  our ability to integrate acquired operations, personnel, products and technologies into our organization effectively;

•                  our ability to retain and motivate key personnel and to retain the customers of acquired companies; and

•                  financing for our acquisitions may not be available on terms we find acceptable.

In addition, we have used our stock as partial consideration for acquisitions. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing stockholders, and potential acquisition candidates may not view our stock attractively. We also may not be able to sustain the rates of growth that we have experienced in the past, whether by acquiring businesses or otherwise.

Because we operate in international markets, we are subject to political and economic risks that we do not face in the United States.

We operate in a global market. Global operations are subject to risks, including political and economic instability, general economic conditions, imposition of government controls, the need to comply with a wide variety of foreign and United States export laws, trade restrictions, and the greater difficulty of administering business overseas.

The markets for many of our products are subject to changing technology.

The markets for many products we sell, particularly endoscopes, microscopes, and endoscope disinfection equipment, are subject to changing technology, new product introductions and product enhancements, and evolving industry standards. The introduction or enhancement of products embodying new technology or the emergence of new industry standards could render existing products obsolete or result in short product life cycles. Accordingly, our ability to compete is in part dependent on our ability to continually offer enhanced and improved products.

We may be exposed to product liability claims resulting from the use of products we sell and distribute.

We may be exposed to product liability claims resulting from the products we sell and distribute. We maintain general liability insurance that includes product liability coverage, and Olympus has agreed to indemnify us against any product liability claims brought against us related to Olympus products. We have agreed to indemnify Olympus against any product liability claims brought against Olympus related to our Medivators endoscope reprocessing products. We believe our insurance coverage is adequate for our businesses. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. A partially or completely uninsured successful claim against us could have a material adverse effect on us.

We use chemicals and other regulated substances in the manufacturing of our products.

In the ordinary course of certain of our manufacturing processes, we use various chemicals and other regulated substances. Although we are not aware of any material claims involving violation of environmental or occupational health and safety laws or regulations, there can be no assurance that such a claim may not arise in the future, which could have a material adverse effect on us.

We rely on intellectual property and proprietary rights to maintain our competitive position.

We rely heavily on proprietary technology, which we protect primarily through licensing arrangements, patents, trade secrets, and proprietary know-how. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether we are an owner or a licensee of the patent, will not be challenged, rendered unenforceable, invalidated, or circumvented or that the rights will provide a competitive advantage to us. There can also be no assurance that our trade secrets or non-disclosure agreements will provide meaningful protection of our proprietary information. There can also be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us or that our technology will not infringe upon patents or other rights owned by others.

Although we incur research and development costs, this does not ensure successful product development.

We have incurred and expect to continue to incur research and development costs. Research and development costs for fiscal 2005, 2004 and 2003 were approximately $4,099,000, $4,212,000, and $4,528,000 respectively. There can be no assurance that this research and development will result in new products that will be successfully introduced to the market.

If we are unable to retain key personnel, our business could be adversely affected.

Our success is dependent to a significant degree upon the efforts of key members of our management. Although several key personnel are parties to employment agreements, such agreements cannot assure the continued services of such personnel, and the loss or unavailability of any of them could have a material adverse effect on our business. In addition, our success depends in large part on our ability to attract and retain highly qualified scientific, technical, sales, marketing and other personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the personnel necessary for the development and operation of our businesses.

Our stock price has been volatile and may experience continued significant price and volume fluctuations in the future that could reduce the value of outstanding shares.

The market for our common stock has, from time to time, experienced significant price and volume fluctuations that may have been unrelated to our operating performance. Factors such as announcements of variations in our quarterly financial results and new business developments could also cause the market price of our common stock to fluctuate significantly.

Future sales of our common stock may affect the market price of our common stock.

The issuance of additional shares of our common stock may materially and adversely affect the per share market price of our common stock. In addition, if we issue additional shares of our common stock, existing holders of our common stock may experience dilution, and that dilution may be substantial. Issuances or sales of substantial numbers of additional shares of common stock, including in connection with future acquisitions, if any, or the perception that such issuances or sales could occur, may cause prevailing market prices for our common stock to decline.

Item 2.                                                           PROPERTIES.

Minntech owns three buildings located on adjacent sites, comprising a total of 16.5 acres of land in Plymouth, a suburb of Minneapolis, Minnesota. The principal facility, Minntech’s headquarters, is a 110,000 square-foot building, used for executive, administrative and sales staff, research operations, manufacturing and warehousing. The second facility is a 65,000 square-foot building used for manufacturing and warehousing. The third facility is a 43,000 square-foot building used primarily for manufacturing and warehouse operations. Minntech also owns a 2.3 acre parcel of undeveloped land adjacent to its headquarters.

Additionally, Minntech owns a 21,000 square-foot building in Heerlen, the Netherlands. The facility serves as Minntech’s European headquarters and is used as a sales office, manufacturing facility and warehouse.

Minntech leases two facilities that serve as warehouse and distribution hubs for our dialysis business, including a 31,000 square-foot facility in Middletown, Pennsylvania and a 30,000 square-foot building in Jackson, Mississippi. Minntech also leases a 22,000 square-foot facility in Plymouth, Minnesota used for warehousing. In addition, Minntech leases office and sales space in Tokyo, Japan; Singapore; Dronfield, England; and Beijing, China.

Minntech’s facilities are used for our Dialysis, Endoscope Reprocessing and Therapeutic Filtration reporting segments as well as for the manufacturing and warehousing of sterilants, filters and ancillary products for our Water Purification and Filtration reporting segments.

Carsen leases a 41,000 square-foot building in Markham, Ontario as its headquarters, used for executive, administrative and sales staff, warehousing and service. Additionally, Carsen leases space for two service facilities in Montreal, Quebec and Vancouver, British Columbia. Carsen’s facilities are used for our Endoscopy and Surgical reporting segments and our Scientific operating segment (included in All Other reporting segment).

Crosstex owns a 63,000 square foot building in Hauppauge, New York, as its headquarters, used for executive, administrative and sales staff, manufacturing and warehousing. Crosstex leases an additional 40,000 square foot building in Hauppauge for warehousing, as well as facilities in Sharon, Pennsylvania; Santa Fe Springs, California; and Lawrenceville, Georgia, containing approximately 35,000 square feet, 24,000 square feet and 25,000 square feet, respectively, for manufacturing and warehousing. The facility in Sharon is owned by an entity controlled by three of the former owners of Crosstex (who currently serve as officers of Crosstex). In addition, Crosstex leases office, sales and warehouse space in Lienden, the Netherlands, and Osaka, Japan. Crosstex’ facilities are used for our Dental reporting segment.

Biolab leases a 21,600 square foot facility in Burlington, Ontario as the Canadian headquarters for Mar Cor Purification, used for sales and administrative offices, research and engineering, manufacturing, and warehousing. Biolab also leases a 9,100 square foot facility in Oakville, Ontario for warehousing and for a regeneration plant and a 4,100 square foot facility in Montreal, Quebec for a regeneration plant.

Mar Cor leases a 22,500 square foot facility in Skippack, Pennsylvania as the United States headquarters for Mar Cor Purification, used for sales and administrative offices, manufacturing, warehousing and as a regeneration plant.

Additionally, Mar Cor leases space in Downers Grove, Illinois; Norcross, Georgia; Manassas Park, Virginia; Florida, New York; Orion Township, Michigan; Medina, Ohio; Raleigh, North Carolina; Homewood, Alabama; Ethridge, Tennessee; and Lakeland, Florida. Both the Illinois and Georgia facilities serve as warehouses and regeneration plants, while the other locations are small storage facilities supporting local service operations.

The facilities of Biolab and Mar Cor are utilized for our Water Purification and Filtration reporting segment.

Saf-T-Pak leases an 8,300 square foot facility in Edmonton, Alberta as it headquarters, used for executive, sales and administrative offices, manufacturing and warehousing. This facility is used for our Specialty Packaging reporting segment (included in All Other reporting segment).

Cantel leases 5,400 square feet of office space in Little Falls, New Jersey for our corporate executive offices.

We believe that our facilities are adequate for our current needs although we intend to lease new (replacement) space for the operations of Saf-T-Pak to meet the anticipated increase in its operations.

Net rentals for leased space for fiscal 2005 aggregated approximately $1,565,000 compared with $1,407,000 in fiscal 2004. These amounts exclude the facilities leased by Crosstex.

Item 3.                                                           LEGAL PROCEEDINGS.

In the normal course of business, we are subject to pending and threatened legal actions. It is our policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

In November 2003, HDC Medical Inc., a Kentucky corporation, filed a complaint against Minntech in the United States District Court, Western District of Kentucky (Case No. 3:03W-694-S). A motion was granted in our favor to transfer the case to the United States District Court in Minnesota. The plaintiff alleges that Minntech has violated federal antitrust laws, including the Sherman Act and the Clayton Act. In addition to requesting an injunction enjoining Minntech from continuing in alleged unlawful conduct, the plaintiff seeks damages of approximately $6,800,000, as well as punitive damages, additional and/or treble statutory damages, and costs of suit. We believe that we have strong defenses to the claims asserted against us and we intend to vigorously defend the action. The discovery phase has recently closed and we have filed a motion for summary judgment. The hearing on that motion is scheduled for November 9, 2005. The Court will assign a trial ready date after it has ruled on the dispositive motion we filed. We do not expect the trial to occur before February 2006.

Item 4.                                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote during the three months ended July 31, 2005.

PART II

Item 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS.

Our Common Stock trades on the New York Stock Exchange under the symbol “CMN.”

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the New York Stock Exchange.

	HIGH	LOW

Year Ended July 31, 2005
First Quarter	$18.17	$13.67
Second Quarter	25.11	14.09
Third Quarter	32.16	23.58
Fourth Quarter	30.95	15.15

Year Ended July 31, 2004
First Quarter	$9.73	$8.21
Second Quarter	11.60	9.63
Third Quarter	12.27	10.46
Fourth Quarter	17.89	10.77

We have not paid any cash dividends on the Common Stock and a change in this policy is not presently under consideration by the Board of Directors. We are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders.

On September 19, 2005, the closing price of our Common Stock was $19.72 and we had 391 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in “street name” for more than one beneficial owner.

Item 6.                                                           SELECTED CONSOLIDATED FINANCIAL DATA.

The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. Minntech is reflected in the Consolidated Statement of Income Data for fiscal 2005, 2004, and 2003, and the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001, and is not reflected in the results of operations for fiscal 2001. Biolab and Mar Cor are reflected in the Consolidated Statements of Income Data for fiscal 2005 and 2004. Dyped and Saf-T-Pak are reflected in the Consolidated Statements of Income Data for fiscal 2005 and the portion of fiscal 2004 subsequent to their acquisitions on September 12, 2003 and June 1, 2004, respectively. Biolab, Mar Cor, Dyped and Saf-T-Pak are not reflected in the results of operations for all other periods presented. Crosstex, which was acquired on August 1, 2005, is not reflected in any period presented.

Consolidated Statements of Income Data

(Amounts in thousands, except per share data)

	Year Ended July 31,
	2005	2004	2003	2002	2001

Net sales	$197,402	$169,993	$129,257	$119,994	$48,995
Cost of sales	121,162	107,537	81,063	73,518	29,979
Gross profit	76,240	62,456	48,194	46,476	19,016
Income from continuing operations before interest expense (income) and income taxes	26,190	18,896	13,541	13,306	6,965
Interest expense (income), net	1,058	1,582	1,326	2,176	(42)
Income from continuing operations before income taxes	25,132	17,314	12,215	11,130	7,007
Income taxes	9,627	6,660	4,305	3,978	2,851
Income from continuing operations	15,505	10,654	7,910	7,152	4,156
Income from discontinued operations	—	—	—	—	225
Net income	$15,505	$10,654	$7,910	$7,152	$4,381

Earnings per common share:
Basic: (1)
Continuing operations	$1.05	$0.75	$0.57	$0.54	$0.41
Discontinued operations	—	—	—	—	0.02
Net income	$1.05	$0.75	$0.57	$0.54	$0.43
Diluted: (1)
Continuing operations	$0.96	$0.70	$0.54	$0.49	$0.37
Discontinued operations	—	—	—	—	0.02
Net income	$0.96	$0.70	$0.54	$0.49	$0.39
Weighted average number of common and common equivalent shares: (1)
Basic	14,830	14,188	13,901	13,323	10,061
Diluted	16,208	15,244	14,773	14,571	11,048

Consolidated Balance Sheets Data

(Amounts in thousands, except per share data)

	July 31,
	2005	2004	2003	2002	2001

Total assets	$164,340	$146,367	$109,810	$107,814	$31,929
Current assets	93,666	73,863	61,930	58,138	26,494
Current liabilities	42,651	27,128	18,287	20,314	9,825
Working capital	51,015	46,735	43,643	37,824	16,669
Long-term debt	—	22,000	17,750	25,750	—
Stockholders’ equity	108,626	86,511	70,182	57,911	22,027
Book value per outstanding common share (1)	$7.24	$5.92	$5.03	$4.19	$2.15
Common shares outstanding (1)	15,005	14,612	13,964	13,832	10,259

(1)  Per share and share amounts have been adjusted to reflect three-for-two stock splits effected in the form of 50% stock dividends paid in each of January 2005 and May 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to help you understand Cantel Medical Corp. The MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes. Our MD&A includes the following sections:

Overview provides a brief description of our business and a summary of significant fiscal 2005 activity and subsequent events.

Results of Operations provides a discussion of the consolidated results of operations for fiscal 2005 compared to fiscal 2004, and fiscal 2004 compared to fiscal 2003.

Liquidity and Capital Resources provides an overview of our working capital, cashflows, contractual obligations, financing, significant distribution agreements and foreign currency hedging activities.

Critical Accounting Policies provides a discussion of our accounting policies that require critical judgments, assumptions and estimates.

Overview

Cantel Medical Corp. is a leading provider of infection prevention and control products in the healthcare market. Our products include specialized medical device reprocessing systems for renal dialysis and endoscopy, dialysate concentrates and other dialysis supplies, endoscopy and surgical products, water purification equipment, sterilants, disinfectants and cleaners, hollow fiber membrane filtration and separation products for medical and non-medical applications, and specialty packaging for infectious and biological specimens. We also sell scientific instrumentation products, provide technical maintenance for our products and offer compliance training services for the transport of infectious and biological specimens.

During fiscal 2005, as part of our acquisition integration plan, we combined our two water treatment companies, Biolab and Mar Cor, and a portion of the non-medical filter business of Minntech’s filtration technologies group, to form a single business operation known as Mar Cor Purification. As a result of this restructuring, we have modified our reporting segments to reflect the way we manage, allocate resources and measure the performance of our business. Commencing with the fiscal year ended July 31, 2005, the operations of Mar Cor Purification, together with the portion of the non-medical filter business of Minntech’s filtration technologies group remaining with Minntech, are being reported in a new reporting segment, Water Purification and Filtration. The medical filter business of Minntech’s filtration technologies group is being reported in a new operating segment, Therapeutic Filtration, which is included in the All Other reporting segment. The Biolab and Mar Cor businesses were previously reported as the Water Treatment reporting segment, and Minntech’s entire filtration technologies group was previously reported as the Filtration and Separation reporting segment. All prior period segment results have been restated to reflect this change. See our Consolidated Financial Statements included in this Report for additional financial information regarding our reporting segments.

We currently operate our business through seven operating segments: Dialysis, Endoscopy and Surgical, Endoscope Reprocessing, Water Purification and Filtration, Scientific, Specialty Packaging and Therapeutic Filtration. The Scientific, Specialty Packaging and Therapeutic Filtration operating segments are combined in the All Other reporting segment.

See “Business - Reporting Segments” and our Consolidated Financial Statements included in this Report for additional information regarding our reporting segments.

Significant Fiscal 2005 Activity and Subsequent Events

(i)                   The Olympus distribution agreements with Carsen will terminate on July 31, 2006, as more fully described elsewhere in this MD&A, “Business – Termination of Carsen’s Distribution Agreement,” “Business – Risk Factors” and note 10 to the Consolidated Financial Statements.

(ii)                  A stronger Canadian dollar against the United States dollar impacted our results of operations during fiscal 2005 compared with fiscal 2004, as more fully described elsewhere in this MD&A. The increase in value was approximately 7.9% for fiscal 2005 as compared with fiscal 2004, based upon average exchange rates reported by banking institutions.

(iii)                 A stronger euro against the United States dollar impacted our results of operations during fiscal 2005, compared with fiscal 2004, as more fully described elsewhere in this MD&A. The increase in value was approximately 6.0% for fiscal 2005 as compared with fiscal 2004, based upon average exchange rates reported by banking institutions.

(iv)                The dialysis industry has been undergoing significant consolidation which has adversely impacted the average selling price of some of our dialysis products and may continue to adversely affect our business, as more fully described elsewhere in this MD&A and in “Business - Risk Factors.”

(v)                 We issued 5,095,000 additional shares in connection with a three-for-two stock split. This 50% stock dividend was paid on January 12, 2005 to stockholders of record on January 5, 2005. The effect of the stock split has been recognized retroactively throughout this report.

(vi)                We changed our segment reporting, as more fully described elsewhere in this MD&A and in “Business – Reporting Segments.”

(vii)               On August 1, 2005, which is subsequent to our fiscal 2005, we acquired Crosstex, as more fully described in “Business – Recent Developments - Crosstex Acquisition; New Dental Segment” and notes 1 and 3 to the Consolidated Financial Statements.

(viii)              In conjunction with the Crosstex acquisition, we amended and restated our credit facilities on August 1, 2005, as more fully described elsewhere in this MD&A and notes 3 and 8 to the Consolidated Financial Statements.

Results of Operations

The results of operations reflect the results of Cantel and its wholly-owned subsidiaries.

Since the Crosstex acquisition occurred subsequent to the end of fiscal 2005, it had no impact upon our results of operations for any of the years presented.

Since the Saf-T-Pak acquisition occurred on June 1, 2004, Saf-T-Pak is reflected in our results of operations for fiscal 2005 and for the last two months of fiscal 2004, but is excluded from our fiscal 2003 results of operations. The acquisition of Saf-T-Pak added the Specialty Packaging operating segment, which is included in the All Other reporting segment.

Since the Biolab and Mar Cor acquisitions occurred on August 1, 2003, Biolab and Mar Cor are reflected in our results of operations for fiscal 2005 and 2004, but are excluded from our fiscal 2003 results of operations.

For fiscal 2005 compared with fiscal 2004, discussion herein of our pre-existing business refers to the Dialysis, Endoscopy and Surgical, Endoscope Reprocessing, and Water Purification and Filtration reporting segments and the Scientific and Therapeutic Filtration operating segments, which are included in the All Other reporting segment, but excludes the impact of the Saf-T-Pak acquisition.

For fiscal 2004 compared with fiscal 2003, discussion herein of our pre-existing business refers to the Dialysis, Endoscopy and Surgical, Endoscope Reprocessing and All Other reporting segments, as well as the portion of Minntech’s filtration technologies group included in the Water Purification and Filtration reporting segment, but excludes the impact of the Biolab, Mar Cor and Saf-T-Pak acquisitions.

The following table gives information as to the net sales and the percentage to the total net sales accounted for by each of our reporting segments.

	Year Ended July 31,
	2005		2004		2003
	(Dollar Amounts in thousands)
	$	%	$	%	$	%

Dialysis	$65,457	33.2	$60,810	35.8	$59,507	46.1
Endoscopy and Surgical	41,469	21.0	34,611	20.3	24,055	18.6
Endoscope Reprocessing	30,278	15.3	25,952	15.3	20,326	15.7
Water Purification and Filtration	29,111	14.7	29,715	17.5	8,542	6.6
All Other	31,087	15.8	18,905	11.1	16,827	13.0
	$197,402	100.0	$169,993	100.0	$129,257	100.0

Fiscal 2005 compared with Fiscal 2004

Net sales

Net sales increased by $27,409,000, or 16.1%, to $197,402,000 in fiscal 2005 from $169,993,000 in fiscal 2004. Net sales of our pre-existing business increased by $22,994,000, or

13.6%, to $192,318,000 for fiscal 2005 from $169,324,000 in fiscal 2004. Net sales contributed by Saf-T-Pak in fiscal 2005 and the last two months of fiscal 2004 were $5,084,000 and $669,000, respectively.

Net sales were positively impacted in fiscal 2005 compared with fiscal 2004 by approximately $5,196,000 due to the translation of Carsen’s and Biolab’s net sales using a stronger Canadian dollar against the United States dollar. Carsen’s net sales are principally included in the Endoscopy and Surgical reporting segment and the Scientific operating segment, which is included in the All Other reporting segment. Biolab’s net sales are included in the Water Purification and Filtration reporting segment.

In addition, net sales were positively impacted in fiscal 2005 compared with fiscal 2004 by approximately $732,000 due to the translation of Minntech’s Netherlands subsidiary net sales using a stronger euro against the United States dollar. The majority of the net sales of Minntech’s Netherlands subsidiary are included in the Dialysis reporting segment.

Increases in selling prices of our products did not have a significant effect on net sales in fiscal 2005.

The increase in net sales of our pre-existing business in fiscal 2005 was principally attributable to increases in sales of endoscopy and surgical products and services, scientific products, endoscope reprocessing products and services, dialysis products and therapeutic products. These increases in net sales were partially offset by a small decrease in sales of water purification and filtration products.

The increase in sales of endoscopy and surgical products and services was primarily due to improved healthcare funding in Canada, the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar, enhanced offerings of surgical products and the effect of reorganizing Carsen’s sales force. Net sales of endoscopy and surgical products and services increased by 19.8% in United States dollars as compared with 10.9% in their functional Canadian currency during fiscal 2005 as compared with fiscal 2004. Healthcare funding in Canada is dependent upon governmental appropriations. Canada has adopted a budget that provides for a significant increase in funding for healthcare. However, we cannot ascertain what impact the funding situation or Canada’s budget will have on future sales of endoscopy and surgical products.

The increase in sales of endoscope reprocessing products and services of 16.7% in fiscal 2005 compared with fiscal 2004 was primarily due to an increase in sales of disinfectants, consumables and product service, both in the United States and internationally. The increase in sales of these products can be attributed to the increased field population of equipment (including our Dyped endoscope disinfection equipment in Europe) and our ability to convert users of competitive disinfectants to our products.

Sales of dialysis products and services increased by 7.6% in fiscal 2005 as compared with fiscal 2004 primarily due to an increase in customer demand in the United States and by an international customer for concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) and an increase in domestic demand for dialysis supplies. Partially offsetting the increase in sales were lower average selling prices for our Renalin (sterilant) product due to increased sales to large national chains that typically receive lower prices.

The dialysis industry has been undergoing significant consolidation through the acquisition by certain major dialysis chains of smaller chains and independents. In October 2005, DaVita Inc. (“DaVita”), the second-largest dialysis chain in the United States, acquired Gambro AB’s United States dialysis clinic business, Gambro Healthcare, Inc. (“Gambro US”). In addition, in May 2005, Fresenius Medical Care AG (“Fresenius”), the largest dialysis chain in the United States and a provider of single-use dialyzer products, announced that it entered into an agreement to acquire Renal Care Group, Inc. (“RCG”). DaVita, Gambro US, and RCG are significant customers of our dialysis reuse products. If Fresenius’s acquisition is consummated, and if Fresenius converts all or substantially all of the dialysis clinics of RCG into single-use facilities, our sales of dialysis products will be adversely affected. In addition, the consolidation of dialysis providers could result in greater buying power by the larger resulting entities and thereby a reduction in our net sales and profit margins due to reduced average selling prices of dialysis products. However, given the uncertainty of the post-acquisition operating strategies with respect to these two transactions and the potential regulatory required divesture of some of their dialysis clinics, we are currently unable to determine the impact on our future sales of dialysis products and services.

Sales in the All Other reporting segment increased 64.4% in fiscal 2005 compared with fiscal 2004. Net sales contributed by the Specialty Packaging operating segment in fiscal 2005 were $5,084,000, an increase of $4,415,000 compared with the last two months of fiscal 2004 subsequent to the date of the acquisition. Net sales contributed by the Scientific operating segment were $17,187,000, an increase of $6,069,000, or 54.6%, in fiscal 2005 compared with fiscal 2004. The increase in sales of scientific products was primarily due to the introduction of a new confocal microscope, increased demand in Canada for scientific and industrial microscopes and related imaging products, improved government funding for research in Canada and a large sale of microscopes and related imaging products to a Canadian university. Net sales contributed by the Therapeutic Filtration operating segment were $8,816,000, an increase of $1,698,000, or 23.9%, in fiscal 2005 compared with fiscal 2004. The increase in sales of therapeutic products was primarily due to an increase in customer demand for our pediatric filters in the United States and domestic and international demand for our hemofilters (a device that performs a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis).

Sales of water purification and filtration products and services decreased by 2.0% in fiscal 2005 compared with fiscal 2004 primarily due to the recognition of certain large low margin water purification equipment sales during fiscal 2004, which orders had been accepted prior to the acquisition of Biolab. After the acquisition was completed, we made a decision not to sell our water purification equipment at such a low margin, thereby resulting in lower (but more profitable) sales. Partially offsetting this decrease were an increase in demand for our water filtration products in the United States and international sales of our new Minncare Dry Fog disinfection system.

Gross profit

Gross profit increased by $13,784,000, or 22.1%, to $76,240,000 in fiscal 2005 from $62,456,000 in fiscal 2004. Gross profit of our pre-existing business increased by $11,019,000, or 17.7%, to $73,141,000 in fiscal 2005 from $62,122,000 in fiscal 2004. Gross profit contributed by Saf-T-Pak in fiscal 2005 and the last two months of fiscal 2004 were $3,099,000 and $334,000, respectively.

Gross profit as a percentage of net sales was 38.6% in fiscal 2005, compared with 36.7% in fiscal 2004. Gross profit as a percentage of net sales of our pre-existing business in fiscal 2005 was 38.0%, compared with 36.7% in fiscal 2004. Gross profit as a percentage of net sales for Saf-T-Pak in fiscal 2005 and fiscal 2004 was 61.0% and 49.9%, respectively.

The higher gross profit percentage from our pre-existing business in fiscal 2005 as compared with fiscal 2004 was primarily attributable to favorable Canadian dollar exchange rates, which principally impact the Endoscopy and Surgical and the Water Purification and Filtration reporting segments and the Scientific operating segment. The higher gross profit percentage was also due to improved overhead absorption due to increased sales volume as well as favorable sales mix in our Endoscope Reprocessing and Therapeutic Filtration reporting segments. Partially offsetting these increases in gross profit percentage was a lower gross profit percentage on our dialysis products due to sales mix (as we sold more concentrate products) and a lower average selling price on concentrate as a result of increased sales to large national chains that typically receive lower prices.

The favorable Canadian dollar exchange rates lowered Carsen’s and Biolab’s cost of inventory purchased from suppliers in the United States, and therefore decreased cost of sales and increased gross profit, by approximately $2,080,000 in fiscal 2005 compared with fiscal 2004. In addition, gross profit was positively impacted in fiscal 2005 compared with fiscal 2004 by approximately $1,886,000 due to the translation of Carsen’s and Biolab’s gross profit using a stronger Canadian dollar against the United States dollar (which also impacts net sales and therefore has no impact on gross profit as a percentage of net sales). Similarly, gross profit was positively impacted in fiscal 2005 compared with fiscal 2004 by approximately $143,000 due to the translation of Minntech’s Netherlands subsidiary gross profit using a stronger euro against the United States dollar.

Operating expenses

Selling expenses increased by $2,267,000 to $23,016,000 in fiscal 2005 from $20,749,000 in fiscal 2004 principally due to the translation of Carsen’s and Biolab’s expenses using a stronger Canadian dollar against the United States dollar which resulted in an additional $650,000 of selling expenses; the inclusion of an additional $630,000 of Saf-T-Pak’s selling expenses for fiscal 2005 as compared with the last two months of fiscal 2004; the addition of sales representatives and management personnel primarily in the Endoscopy and Surgical reporting segment; and increases in commissions and incentive compensation (except in our Dialysis reporting segment) due to improved operating results. Partially offsetting the increase in selling expenses were decreases in sales and marketing personnel and commissions in our dialysis reporting segment in response to the consolidation of the dialysis industry since an increasing percentage of our sales of our dialysis products are to major dialysis chains as compared to small chains and independent dialysis clinics.

Selling expenses as a percentage of net sales were 11.7% in fiscal 2005 compared with 12.2% in fiscal 2004. The decrease in selling expenses as a percentage of net sales was primarily attributable to the favorable impact of increased net sales against the fixed component of selling expenses, and decreases in sales and marketing personnel and commissions in our dialysis reporting segment in response to the consolidation of the dialysis industry.

General and administrative expenses increased by $4,336,000 to $22,935,000 in fiscal 2005 from $18,599,000 in fiscal 2004 principally due to the inclusion of an additional $1,077,000 of Saf-T-Pak’s general and administrative expenses for fiscal 2005 as compared with the last two months of fiscal 2004; increased accounting and consulting costs of approximately $920,000 relating to corporate governance (Sarbanes Oxley compliance) and the annual audit of our financial statements;

an increase in incentive compensation of approximately $843,000; an increase of approximately $430,000 due to additional executive personnel; a $338,000 impairment charge primarily related to the cancellation of a computer system installation due to the termination of Carsen’s Olympus distribution business on July 31, 2006; and the translation of Carsen’s and Biolab’s expenses using a stronger Canadian dollar against the United States dollar which resulted in an additional $305,000 of general and administrative expenses. Partially offsetting these increases was a decrease in bad debt expense due to the collection of several delinquent receivables and a $295,000 provision for legal claims recorded during fiscal 2004.

Research and development expenses (which include continuing engineering costs) decreased by $113,000 to $4,099,000 in fiscal 2005 from $4,212,000 in fiscal 2004. The majority of research and development expenses for fiscal 2005 and fiscal 2004 related to the Dyped endoscope reprocessor and specialty filtration products.

Interest

In fiscal 2005, interest expense decreased by $232,000 to $1,564,000 from $1,796,000 in fiscal 2004, principally due to the decrease in average outstanding borrowings, partially offset by an increase in average interest rates. Interest income increased by $360,000 to $506,000 in fiscal 2005 from $146,000 in fiscal 2004, principally due to an increase in cash available for short-term investments.

Income before taxes

Income before income taxes increased by $7,818,000 to $25,132,000 in fiscal 2005 from $17,314,000 in fiscal 2004.

Income taxes

The consolidated effective tax rate was 38.3% and 38.5% for fiscal 2005 and 2004, respectively.

We have provided income tax expense for our United States operations at the statutory tax rate; however, actual payment of United States Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States. At July 31, 2005, such Federal net operating loss carryforwards were approximately $387,000. Since these NOLs will be fully utilized in fiscal 2006, we will be making payments of United States Federal income taxes during fiscal 2006. Our United States effective tax rate was 36.9% during fiscal 2005 compared with 37.0% during fiscal 2004.

Our results of operations for fiscal 2005 and 2004 also reflect income tax expense for our international subsidiaries at their respective statutory rates. Such international subsidiaries include our subsidiaries in Canada, and Japan, which had effective tax rates during fiscal 2005 of approximately 35.2% and 45.0%, respectively. In fiscal 2005 and 2004, Minntech’s Netherlands subsidiary had an overall loss (primarily due to research and development expenses attributable to the Dyped product line) for which no corresponding tax benefit was recorded. As a result, our consolidated effective tax rate of 38.3% is higher than our United States and Canadian effective tax rates.

Fiscal 2004 compared with Fiscal 2003

Net sales

Net sales increased by $40,736,000, or 31.5%, to $169,993,000 in fiscal 2004 from $129,257,000 in fiscal 2003. Net sales contributed by Biolab, Mar Cor and Saf-T-Pak in fiscal 2004 were $22,366,000. Net sales of our pre-existing business increased by $18,370,000, or 14.2%, to $147,627,000 for fiscal 2004 compared with fiscal 2003.

Net sales were positively impacted in fiscal 2004 compared with fiscal 2003 by approximately $4,836,000 due to the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar. Carsen’s net sales are principally included in the Endoscopy and Surgical reporting segment and Scientific operating segment.

In addition, net sales were positively impacted in fiscal 2004 compared with fiscal 2003 by approximately $1,302,000 due to the translation of Minntech’s Netherlands subsidiary net sales using a stronger euro against the United States dollar. The majority of the net sales of Minntech’s Netherlands subsidiary are included in the Dialysis reporting segment.

Increases in selling prices of our products did not have a significant effect on net sales in fiscal 2004.

The increase in net sales of our pre-existing business in fiscal 2004 was principally attributable to an increase in sales of endoscopy and surgical products and services and endoscope reprocessing products and services.

The increase in sales of endoscopy and surgical products and services was primarily due to improved healthcare funding in Canada, the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar, the decrease in volume during certain periods of fiscal 2003 due to the outbreak of severe acute respiratory syndrome (“SARS”) in the greater Toronto area which prevented our sales personnel from visiting hospitals, enhanced offerings of surgical products and the effect of reorganizing Carsen’s sales force. Net sales of endoscopy and surgical products and services increased by 43.9% in United States dollars and 29.4% in their functional Canadian currency during fiscal 2004 as compared with fiscal 2003.

Healthcare funding in Canada is dependent upon governmental appropriations. Canada recently adopted a budget that provides for a significant increase in funding for healthcare. However, we cannot ascertain what impact the funding situation or the new budget will have on future sales of endoscopy and surgical products and services.

The increase in sales of endoscope reprocessing products and service of 27.7% in fiscal 2004 compared with fiscal 2003 was primarily due to an increase in sales volume for endoscope disinfection equipment in the United States, and an increase in endoscope reprocessing consumables and product service due to increased volume related to the increased field population of equipment.

Sales of dialysis products and services increased by 2.2% in fiscal 2004 as compared with fiscal 2003 primarily due to an increase in sales volume of the number of units of our concentrate product (a concentrated acid used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) to several major dialysis chains in the United States and to a new international customer, partially offset by a decrease in demand for our Renatron product (dialyzer reprocessing equipment) as well as lower selling prices for our Renalin products (sterilant).

Sales of therapeutic products (which is included in the All Other reporting segment) increased by $545,000, or 8.3%, in fiscal 2004 as compared with fiscal 2003 primarily due to an increase in demand for our hemoconcentrator product (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) and hemofilter product (a device used for slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis). The increase in demand for our hemoconcentrator product was partially due to the departure of a competitor from the international hemoconcentrator market. Partially offsetting the increase in sales of hemoconcentrators and hemofilters was the completion of a private label manufacturing contract in fiscal 2003 which was not replaced with a similar contract in fiscal 2004.

Gross profit

Gross profit increased by $14,262,000, or 29.6%, to $62,456,000 in fiscal 2004 from $48,194,000 in fiscal 2003. Gross profit contributed by Biolab, Mar Cor and Saf-T-Pak in fiscal 2004 was $5,205,000. Gross profit of our pre-existing business increased by $9,057,000, or 18.8% to $57,251,000 in fiscal 2004 as compared with fiscal 2003.

Gross profit as a percentage of net sales was 36.7% in fiscal 2004, compared with 37.3% in fiscal 2003. Gross profit as a percentage of net sales of our pre-existing business in fiscal 2004 was 38.8%. Gross profit as a percentage of net sales for Biolab, Mar Cor and Saf-T-Pak in fiscal 2004 was 23.3%.

The higher gross profit percentage from our pre-existing business in fiscal 2004 as compared with fiscal 2003 was primarily attributable to favorable Canadian dollar exchange rates during fiscal 2004, improved overhead absorption in the Endoscope Reprocessing reporting segment due to increased volume, favorable sales mix in the Endoscopy and Surgical segment and Minntech’s water filtration business (which is included in the Water Purification and Filtration reporting segment), and higher charges for warranty and slow moving inventory related to our endoscope reprocessing products incurred during fiscal 2003. Partially offsetting these increases in gross profit percentage were a lower gross profit percentage in our dialysis products due to increased sales of concentrate products which typically carry a lower gross profit, a lower gross profit percentage in the service portion of the Endoscope Reprocessing reporting segment due to sales mix of services provided and a $225,000 charge (including a $153,000 impairment charge to write-down certain assets) during fiscal 2004 for costs pertaining to the closing of our Boston dialyzer reprocessing center.

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

Operating expenses

Selling expenses increased by $3,440,000 to $20,749,000 in fiscal 2004 from $17,309,000 in fiscal 2003 principally due to $2,018,000 of Biolab’s, Mar Cor’s and Saf-T-Pak’s fiscal 2004 selling expenses; an increase in incentive compensation of approximately $452,000; the translation of Carsen’s expenses using a stronger Canadian dollar against the United States dollar; and the addition of sales representatives and management personnel in the Endoscopy and Surgical reporting segment.

Selling expenses as a percentage of net sales were 12.2% in fiscal 2004 compared with 13.4% for fiscal 2003. The decrease in selling expense as a percentage of net sales was primarily attributable to the favorable impact of increased net sales against the fixed component of selling expenses, as well as the inclusion of the lower cost structure related to the Biolab and Mar Cor operations, partially offset by an increase in incentive compensation and the addition of sales representatives and management personnel in the Endoscopy and Surgical reporting segment.

General and administrative expenses increased by $5,783,000 to $18,599,000 in fiscal 2004 from $12,816,000 in fiscal 2003 principally due to $2,806,000 of Biolab’s, Mar Cor’s and Saf-T-Pak’s fiscal 2004 general and administrative expenses; a $295,000 provision for legal claims recorded during fiscal 2004; increased costs relating to corporate governance of approximately $376,000 in fiscal 2004; favorable adjustments during fiscal 2003 in the amounts of $823,000 and $155,000 resulting from the settlement of liabilities initially recorded in conjunction with the Minntech acquisition relating to sales tax and severance, respectively; an increase in incentive compensation of approximately $737,000; the translation of Carsen’s expenses using a stronger Canadian dollar against the United States dollar; and an increase in the cost of commercial insurance. Partially offsetting these increases were foreign exchange losses in fiscal 2003 associated with translating certain foreign denominated assets into functional currencies, and a $249,000 pre-acquisition workers’ compensation claim that was assessed on us by the state of Minnesota during fiscal 2003 due to the bankruptcy of Minntech’s former insurance carrier.

Research and development expenses (which include continuing engineering costs) decreased by $316,000 to $4,212,000 in fiscal 2004 from $4,528,000 in fiscal 2003 principally due to a reduction in continuing engineering associated with our endoscope reprocessing equipment and the billing of certain research and development services performed under a customer contract.

Interest

In fiscal 2004, interest expense increased by $162,000 to $1,796,000 from $1,634,000 in fiscal 2003 principally due to the increased borrowings, net of repayments, under the United States credit facilities for the Mar Cor and Saf-T-Pak acquisitions and incremental amortization of debt issuance costs associated with the amended credit facilities, partially offset by a decrease in average interest rates. Interest income decreased by $91,000 to $146,000 in fiscal 2004 from $237,000 in fiscal 2003 principally due to the use of cash to acquire Biolab.

Income before income taxes

Income before income taxes increased by $5,099,000 to $17,314,000 in fiscal 2004 from $12,215,000 in fiscal 2003.

Income taxes

The consolidated effective tax rate was 38.5% and 35.2% for fiscal 2004 and 2003, respectively. In conjunction with the purchase accounting for the acquisition of Minntech in fiscal 2002, we eliminated the valuation allowances previously existing against our deferred tax assets related to the Federal NOLs accumulated in the United States. Therefore, for all periods subsequent to September 7, 2001, we have provided in our results of operations income tax expense for our United States operations at the statutory tax rate; however, actual payment of United States Federal income taxes reflects the benefits of the utilization of the NOLs. At July 31, 2004, such NOLs were approximately $7,662,000.

Our results of operations for fiscal 2004 and 2003 also reflect income tax expense for our international subsidiaries at their respective statutory rates. Such international subsidiaries include our subsidiaries in Canada, the Netherlands and Japan, which had effective tax rates during fiscal 2004 of approximately 36.2%, 6.2% and 45.0%, respectively. Our United States effective tax rate was 37.0% during fiscal 2004. The higher overall effective tax rate for fiscal 2004 as compared with fiscal 2003 is principally due to the geographic mix of pretax income, an increase in the Ontario, Canada provincial tax rate enacted on January 1, 2004 and operating losses in our Netherlands subsidiary for which no tax benefit was recorded.

Liquidity and Capital Resources

Working capital

At July 31, 2005, our working capital was $51,015,000, compared with $46,735,000 at July 31, 2004. This increase in working capital was principally due to the increase in cash, as described below, an increase in accounts receivable due to an increase in sales, and the translation of net assets of our Canadian subsidiaries using a stronger Canadian dollar against the United States dollar.

Cash flows from operating activities

Net cash provided by operating activities was $24,773,000, $19,544,000 and $11,828,000 for fiscal 2005, 2004 and 2003, respectively. In fiscal 2005, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation and amortization, and deferred income taxes) and an increase in accounts payable, deferred revenue and accrued expenses (due primarily to increased incentive compensation payable as a result of improved operating results), partially offset by an increase in accounts receivable (due to an increase in sales). In fiscal 2004, net cash provided by operating activities was primarily due to net income (after adjusting for depreciation and amortization, and deferred income taxes) and an increase in income taxes payable, partially offset by increases in accounts receivable (due to increased sales), and prepaid expenses and other current assets (due to timing of insurance payments). In fiscal 2003, net cash provided by operating activities was primarily due to net income (after adjusting for depreciation and amortization, and deferred income taxes) and decreases in accounts receivable, partially offset by decreases in accounts payable, deferred revenue and accrued expenses and income taxes payable.

Cash flows from investing activities

Net cash used in investing activities was $3,626,000, $26,696,000 and $1,600,000 in fiscal 2005, 2004 and 2003, respectively. In fiscal 2005, the net cash used in investing activities was primarily for capital expenditures. In fiscal 2004, net cash used in investing activities was primarily due to the acquisitions of Biolab, Mar Cor, Dyped and Saf-T-Pak and capital expenditures. In fiscal 2003, net cash used in investing activities was primarily for capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $6,519,000 in fiscal 2005, compared with net cash provided by financing activities of $7,053,000 in fiscal 2004 and net cash used in financing activities of $7,327,000 in fiscal 2003. In fiscal 2005, the net cash used in financing activities was primarily attributable to repayments under our credit facilities, partially offset by exercises of stock options. In fiscal 2004, the net cash provided by financing activities was primarily attributable to borrowings under our credit facilities related to the acquisitions of Mar Cor and Saf-T-Pak, net of debt issuance costs, and proceeds from the exercises of stock options, partially offset by repayments under these facilities. In fiscal 2003, net cash used in financing activities was primarily due to repayments under our credit facilities.

Long-term contractual obligations

Aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	July 31,
	(Amounts in thousands)
	2006	2007	2008	2009	2010	Thereafter	Total
Maturities of the credit facilities	$15,750	$—	$—	$—	$—	$—	$15,750
Expected interest payments under the credit facilities (1)	156	—	—	—	—	—	156
Minimum commitments under noncancelable operating leases	1,835	1,084	761	634	409	1,901	6,624
Minimum commitments under noncancelable capital leases	32	14	—	—	—	—	46
Note payable - Dyped	182	515	607	—	—	—	1,304
Deferred compensation and other	130	128	120	114	481	1,334	2,307
Employment agreements	2,563	3,328	488	105	110	237	6,831
Minimum purchase requirements under the Olympus Agreement	23,500	—	—	—	—	—	23,500
Total contractual obligations	$44,148	$5,069	$1,976	$853	$1,000	$3,472	$56,518

(1)          The expected interest payments under the credit facilities reflect an interest rate of 3.95%, which was our interest rate on outstanding borrowings at July 31, 2005.

Excluded from the July 31, 2005 amounts are Crosstex’s contractual obligations as of August 1, 2005 (the date of the Crosstex acquisition), as well as the repayment terms under the credit facilities as amended on August 1, 2005.

Including such items, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	July 31,
	(Amounts in thousands)
	2006	2007	2008	2009	2010	Thereafter	Total
Maturities of the credit facilities	$17,750	$4,000	$6,000	$8,000	$10,000	$38,300	$84,050
Expected interest payments under the credit facilities (2)	4,327	3,952	3,647	3,218	2,665	2,045	19,854
Minimum commitments under noncancelable operating leases	2,512	1,824	1,381	1,230	652	2,543	10,142
Minimum commitments under noncancelable capital leases	32	14	—	—	—	—	46
Note payable - Dyped	182	515	607	—	—	—	1,304
Deferred compensation and other	130	128	120	114	481	1,334	2,307
Employment agreements	3,463	4,228	1,388	105	110	237	9,531
Minimum purchase requirements under the Olympus Agreement	23,500	—	—	—	—	—	23,500
Total contractual obligations	$51,896	$14,661	$13,143	$12,667	$13,908	$44,459	$150,734

(2) The expected interest payments under the credit facilities reflect interest rates of 6.04% and 6.20%, which were the actual interest rates on our outstanding borrowings under our term loan facility and revolving credit facility, respectively, in August 2005. In determining such interest payments, an assumption was made that the entire outstanding borrowings under our revolving credit facility would remain outstanding until the expiration of the facility on August 1, 2010. However, repayments under our revolving credit facility may occur earlier.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of United States-based lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to replace our existing United States credit facilities. The 2005 U.S. Credit Facilities include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $35.0 million senior secured revolving credit facility. In addition, we agreed to repay the July 31, 2005 outstanding borrowings of $15,750,000 under our original term loan facility within ninety (90) days from the closing. In October 2005, such amount was repaid primarily through the repatriation of funds from our foreign subsidiaries. Amounts we repay under the term loan facility may not be re-borrowed.

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to EBITDA. At September 19, 2005, the lender’s base rate was 6.5% and the LIBOR rates ranged from 2.96% to 4.22%. The margins applicable to our outstanding borrowings at September 19, 2005 were 0.75% above the lender’s base rate and 2.0% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at September 19, 2005. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our United States-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries.

We also have a $3,000,000 (United States dollars) Canadian-based senior secured revolving credit facility with a Canadian bank (the “Canadian Credit Facility”) available for Carsen’s future working capital requirements. The Canadian Credit Facility, which has a maturity date of July 31, 2006, provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; bears interest at rates ranging from 0.13% to 1.38% above the lender’s base rate (which was 4.25% at September 19, 2005), or 1.75% to 3.0% above LIBOR, depending upon Carsen’s ratio of debt to EBITDA; requires us to meet certain financial covenants; and is secured by substantially all assets of Carsen and Biolab. As of July 31, 2005, we had no outstanding borrowings under the Canadian Credit Facility and we do not expect to have any significant borrowings during fiscal 2006. We were also in compliance with the financial covenants under the Canadian Credit Facility at July 31, 2005.

The 2005 U.S. Credit Facilities amended the existing credit facilities which included (i) a $25,000,000 senior secured amortizing term loan facility and (ii) a $17,500,000 United States-based senior secured revolving credit facility. On July 31, 2005, we had $15,750,000 outstanding under the term loan facility and no outstanding borrowings under the revolving credit facility. On August 1, 2005 (the beginning of fiscal 2006),  approximately $380,000 of debt issuance costs existing at July 31, 2005 was charged to interest expense since such costs were associated with the original United States term facility. Such debt issuance costs were included in other assets at July 31, 2005. New debt issuance costs of approximately $610,000 related to the amended term loan facility were also charged to interest expense on August 1, 2005. We were in compliance with the financial covenants under the U.S. credit facilities at July 31, 2005.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for some of our manufacturing facilities, warehouses, office space and equipment.

Four of the more significant leases that contain escalation clauses are two building leases for our Water Purification and Filtration business and two building leases for Crosstex. The two Water Purification and Filtration building leases are for the United States headquarters in suburban Philadelphia, Pennsylvania and the Canadian headquarters in suburban Toronto. The lease for the Philadelphia building provides for monthly base rent of approximately $14,800 during fiscal 2006 and escalates annually to approximately $18,200 in fiscal 2016 when it expires. The Toronto building lease provides for monthly base rent of approximately $9,200 during fiscal 2006 through fiscal 2009 and escalates to approximately $10,200 in fiscal 2010. The Burlington building lease expires in fiscal 2015. Both the Philadelphia and Toronto building leases are guaranteed by Cantel. Additionally, Crosstex has two significant building leases with escalation clauses that are both used for manufacturing and warehousing. One building lease in Sharon, Pennsylvania provides for monthly base rent of approximately $5,600 during fiscal 2006 and escalates annually to approximately $9,400 in fiscal 2015 when it expires. This facility is owned by an entity controlled by three of the former owners of Crosstex (who currently serve as officers of Crosstex). The other building lease in Lawrenceville, Georgia provides for monthly base rent of approximately $8,400 during fiscal 2006 and escalates annually to approximately $11,800 in fiscal 2011 when it expires.

Rent expense (excluding Crosstex) related to operating leases was recorded on a straight-line basis and aggregated $2,322,000, $1,967,000 and $1,339,000 for fiscal 2005, 2004 and 2003, respectively.

Capital leases

Minimum commitments under capital leases are for four trucks used in our Water Purification and Filtration business. The aggregate cost of the four trucks was approximately $122,000. At July 31, 2005 and 2004, the net book value included in property and equipment was approximately $41,000 and 69,000, respectively.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At July 31, 2005, approximately $1,304,000 of this note was outstanding using the exchange rate on July 31, 2005. Such note is non-interest bearing and has been recorded at its present value of $1,150,000 at July 31, 2005. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Olympus-Carsen distribution agreements

The majority of Carsen’s endoscopy products and scientific products related to microscopy are distributed pursuant to the Olympus Agreement, and the majority of Carsen’s surgical products and scientific products related to industrial technology equipment are distributed pursuant to the Olympus Industrial Agreement, under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada. Carsen was subject to minimum purchase requirements under the Olympus Agreement during the contract year ended March 31, 2005, which Carsen satisfied. Carsen is subject to a minimum purchase requirement of $23,500,000 for the contract year ending March 31, 2006. There are no minimum purchase requirements under the Olympus Industrial Agreement.

In July 2005 we entered into an agreement with Olympus under which, effective July 31, 2006, Carsen will no longer serve as the Canadian distributor of Olympus products. Under the agreement, the Olympus Agreements will be extended to and expire on July 31, 2006 and will not be extended beyond such date. Carsen’s operations will remain an important contributor to our results of operations through the end of fiscal 2006.

Olympus will pay us $6,000,000 in cash in consideration for Carsen’s transfer to Olympus of customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and for Carsen’s release of Olympus’s contractual restriction on hiring Carsen personnel. In addition, we will assist Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus products in Canada. Olympus will also acquire Carsen’s inventory of Olympus products as of July 31, 2006. The $6,000,000 payable by Olympus is due in three installments, $1,500,000 on August 1, 2005 (which payment has been received), $1,500,000 on January 31, 2006 and $3,000,000 on July 31, 2006. However, the $6,000,000 will not be recognized as revenue until July 31, 2006, the date at which all of our obligations will be fulfilled, even though certain related costs such as severance will be recorded throughout fiscal 2006. During fiscal 2005, approximately $80,000 of severance was recorded in selling and general and administrative expenses.

Net proceeds from the termination of Carsen’s Olympus distribution business are projected to total approximately $15,000,000. Such net proceeds will consist of the $6,000,000 to be paid by Olympus and proceeds from the sale of inventory and collection of receivables, less satisfaction of liabilities, severance costs, continuing lease obligations and other wind-down costs. Management’s projection of net proceeds is an estimate based on inventory, receivables and liabilities at July 31, 2005 and assumptions for potential wind-down costs, but without taking into account any Canadian or United States income tax implications.

We are currently evaluating Carsen’s remaining non-Olympus product lines, most of which are aligned with Olympus products, to determine their viability without Carsen’s Olympus business. There can be no assurance that any of such product lines, with the exception of the Medivators reprocessors, will be continued after July 31, 2006, or if continued will be profitable or commercially viable.

Under the agreement with Olympus, we have agreed not to manufacture, distribute, sell or represent for sale in Canada through July 31, 2007 any products that are competitive with the Olympus products covered by the Olympus Agreements.

The net sales and operating income attributable to Carsen’s business (inclusive of both Olympus and non-Olympus business, but exclusive of the sale of Medivators reprocessors) constitute the entire Endoscopy and Surgical reporting segment and Scientific operating segment, which is included within the All Other reporting segment.

Operating segment information attributable to Carsen’s business is summarized below:

	Fiscal Year Ended July 31,
	2005	2004	2003

Net sales:
Endoscopy and Surgical	$41,469	$34,611	$24,055
Endoscope Reprocessing	3,269	2,415	1,960
Scientific (included in All Other)	17,187	11,118	10,254
Total	$61,925	$48,144	$36,269

Operating income:
Endoscopy and Surgical	10,004	8,400	4,600
Endoscope Reprocessing	747	478	223
Scientific (included in All Other)	1,207	161	751
Total	$11,958	$9,039	$5,574

During fiscal 2005 and 2004, total net sales of Carsen were $61,925,000 and $48,144,000, respectively, which accounted for approximately 31% and 28% of our consolidated net sales during those fiscal years. Approximately 80% of Carsen’s net sales were attributable to its Olympus distribution and service businesses. Operating income of Carsen in fiscal 2005 and 2004 was $11,958,000 and $9,039,000, respectively, or approximately 38% and 40% of our consolidated operating income before general corporate expenses and interest expense.

We are currently evaluating Carsen’s remaining non-Olympus product lines, most of which are aligned with Olympus products, to determine their viability without Carsen’s Olympus business. There can be no assurance that any of such product lines, with the exception of the Medivators endoscope reprocessors, will be continued after July 31, 2006, or if continued will be profitable or commercially viable.

In July 2005, we reviewed Carsen’s assets for potential impairment and concluded that certain assets primarily associated with the cancelled installation of a new computer system were impaired. As a result, we recorded a $338,000 impairment charge in fiscal 2005. We determined the remainder of Carsen’s assets were not impaired since the individual fair values exceeded their carrying values. Additionally, we expect to incur certain costs associated with the termination of the Olympus Agreements, including severance costs, continuing lease obligations and other wind-down costs; however at this time it is not possible to precisely estimate the amount of such costs. In any event, we do not expect costs associated with the termination of the Olympus Agreements to exceed the $6,000,000 in cash consideration that will be paid by Olympus.

Minntech - Olympus distribution agreement

The Medivators Agreement grants Olympus the exclusive right to distribute the majority of our endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico. The Medivators Agreement expires on August 1, 2006. All equipment sold by Olympus pursuant to this agreement bears both the “Olympus” and “Medivators” trademarks. Net sales to Olympus accounted for 8.2%, 9.7% and 10.4% of our net sales in fiscal 2005, 2004 and 2003, respectively.

The Medivators Agreement provides for minimum purchase requirements during each contract year, which if not met give us the option to terminate the agreement. Although sales to Olympus declined slightly during the contract year ended July 31, 2005, Olympus achieved its minimum purchase requirements in such contract year. Despite this decline, we believe that Olympus’ domestic distribution capabilities have historically provided us with the broadest distribution and profit potential for our endoscope reprocessing products.

With the Medivators Agreement due to expire on August 1, 2006, we have initiated discussions with Olympus regarding the potential renewal of the agreement. Concurrently, we will evaluate and determine whether to extend the agreement with Olympus, seek a new third party distributor, or directly undertake the distribution function after August 1, 2006. If we do not agree to renew the distribution agreement with Olympus or, if offered, Olympus fails to renew the agreement, we will then be required to engage a new distributor or establish our own direct distribution system in the United States.

Financing needs

We had a significant cash balance of $33,335,000 at July 31, 2005, the majority of which was held by foreign subsidiaries. We will repatriate up to $19,000,000 of existing accumulated profits from our international subsidiaries during fiscal 2006. This decision was made in connection with the utilization of most of our domestic NOLs during fiscal 2005.

We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facilities will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At September 19, 2005, approximately $12,000,000 was available under our revolving credit facilities (including $9,000,000 under our 2005 U.S. Credit Facilities).

Foreign currency

During fiscal 2005 compared with fiscal 2004, the average value of the Canadian dollar increased by approximately 7.9% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect our results of operations principally for the following reasons:

(i)      Carsen purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. The increase in the average value of the Canadian dollar, as explained above, lowered Carsen’s cost of inventory purchased and therefore decreased cost of sales and increased gross profit.

(ii)     Biolab and Saf-T-Pak purchase a portion of their inventories in United States dollars and sell a significant amount of their products in United States dollars and therefore are exposed to realized foreign currency gains and losses upon payment of such payables and the collection of such receivables. Similarly, such United States denominated assets and liabilities must be converted into their functional Canadian currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The increase in the average value of the Canadian dollar, as explained above, primarily resulted in gains for such liabilities and losses for such assets. Since Biolab and Saf-T-Pak had more assets than liabilities denominated in United States dollars, the increase in the average value of the Canadian dollar had an overall adverse effect on our results of operations for fiscal 2005.

(iii)    The results of operations of our Canadian subsidiaries are translated from their functional Canadian currency to United States dollars. The increase in the average value of the Canadian dollar, as explained above, had an overall positive impact upon our results of operations due to translating the fiscal 2005 results of operations at a higher average currency exchange rate as compared with the average currency exchange rate used to translate the fiscal 2004 results of operations.

During fiscal 2005, such strengthening of the Canadian dollar relative to the United States dollar had an overall positive impact upon our results of operations.

Under our Canadian Revolving Credit Facility, we had a $35,000,000 (United States dollars) foreign currency hedging facility, which is available to hedge against the impact of such currency fluctuations on purchases of inventories. Total commitments for foreign currency forward contracts under this facility amounted to $23,272,000 (United States dollars) at September 19, 2005 and cover a substantial portion of Carsen’s projected purchases of inventories through July 2006, which is the end of the Olympus distribution agreements. These foreign currency forward contracts have been designated as cash flow hedge instruments. The weighted average exchange rate of the forward contracts open at September 19, 2005 was $1.2219 Canadian dollar per United States dollar, or $0.8184 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on September 19, 2005 was $1.1686 Canadian dollar per United States dollar, or $0.8557 United States dollar per Canadian dollar.

During fiscal 2005 compared with fiscal 2004, the value of the euro increased by approximately 6.0% relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect our results of operations for the following reasons:

(i)      Minntech’s Netherlands subsidiary maintains a portion of their cash in United States dollars, sells some of their products in United States dollars and pays various liabilities in United States dollars. Therefore, they are exposed to realized foreign currency gains and losses upon activity in such dollar cash accounts, collection of such receivables and payment of such liabilities. Similarly, such United States denominated assets and liabilities must be converted into their functional euro currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The increase in the average value of the euro, as explained above, primarily resulted in gains for such liabilities and losses for such assets. Since Minntech’s Netherlands subsidiary had more assets than liabilities denominated in United States dollars, the increase in the average value of the euro had an overall adverse affect on our results of operations for fiscal 2005.

(ii)     The results of operations of Minntech’s Netherlands subsidiary are translated from its functional euro currency to United States dollars. The increase in the average value of the euro, as explained above, had an adverse impact upon our results of operations due to translating the fiscal 2005 results of operation (which had an overall loss) at a higher average currency exchange rate as compared with the average currency exchange rate used to translate the fiscal 2004 results of operation (which also had an overall loss).

During fiscal 2005, such strengthening of the euro relative to the United States dollar had an overall adverse impact upon our results of operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedges. There was one foreign currency forward contract amounting to €3,015,000 at September 19, 2005 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on September 30, 2005. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During fiscal 2005, such forward contracts were effective in offsetting most of the adverse impact of the strengthening of the euro on our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all of our foreign currency forward contracts are designated as hedges. Recognition of gains and losses related to the Canadian hedges is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts.

For purposes of translating the balance sheet, at July 31, 2005 compared to July 31, 2004, the value of the Canadian dollar and the value of the euro increased by approximately 8.6% and 0.7%, respectively, compared to the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $2,395,000 during fiscal 2005, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2005 and 2004 did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Inflation

Inflation has not significantly impacted our operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we continually evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

Revenue on product sales (excluding certain sales of endoscope reprocessing equipment in the United States) is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to dialysis, therapeutic, specialty packaging and a portion of endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when our distribution fleet is utilized. With respect to endoscopy and surgical, water purification and filtration, scientific products and dental products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. In certain instances, primarily with respect to some of our water purification and filtration equipment and an insignificant amount of our sales of dialysis equipment and scientific products, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user. With respect to a portion of endoscopy and surgical, water purification and filtration and scientific product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

With respect to a portion of endoscopy and surgical sales, we enter into arrangements whereby revenue is immediately recognized upon the transfer of equipment to customers who pay on a cost per procedure basis, subject to minimum monthly payments. Such arrangements are non-cancelable by the customer and provide for a bargain purchase option by the customer at the conclusion of the term. All direct costs related to these transactions are recorded at the time of revenue recognition. Some of such transactions also provide for future servicing of the equipment, which service revenue component is deferred and recognized over the period that such services are provided. With respect to these multiple element arrangements, revenue is allocated to the equipment and service components based upon vendor specific objective evidence which principally includes comparable historical transactions of similar equipment and service sold as stand-alone components.

Sales of a majority of our endoscope reprocessing equipment to a third party distributor in the United States are recognized on a bill and hold basis as more fully described in note 10 to the Consolidated Financial Statements. Such sales satisfy each of the following criteria:  (i) the risks of ownership have passed to the third party distributor; (ii) the third party distributor must provide a written purchase order committing to the purchase of specified units; (iii) the bill and hold arrangement was specifically requested by the third party distributor for the purpose of minimizing the impact of multiple shipments of the units; (iv) the third party distributor provides specific instructions for shipment to customers, and completed units held by us for the third party distributor generally do not exceed three months of anticipated shipments; (v) we have no further performance obligations with respect to such units; (vi) completed units are invoiced to the third party distributor with 30 day payment terms and such receivables are generally satisfied within such terms; and  (vii) completed units are ready for shipment and segregated in a designated section of our warehouse reserved only for the third party distributor.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

None of our sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis and dental products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, endoscope reprocessing and dental customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $749,000, $1,035,000 and $288,000 in fiscal 2005, 2004 and 2003, respectively. We expect a significant increase in volume rebates in the future related to the addition of dental products. Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods. The decrease in rebates for fiscal 2005 compared with fiscal 2004 was primarily due to not renewing one of our volume rebate agreements for our endoscope reprocessing products. Trade-in allowances were not significant during fiscal 2005. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic products, endoscope reprocessing products and services, and dental products are sold to third party distributors; the majority of endoscopy and surgical products and services are sold directly to hospitals; the majority of water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; scientific products and services are sold to hospitals, laboratories and other end-users; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due to us from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments. We use historical experience as well as current market information in determining the estimate. While actual losses have historically been within management’s expectations and provisions established, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Alternatively, if certain customers paid their delinquent receivables, reductions in allowances may be required (as was the case in fiscal 2005).

Inventories

Inventories consist of products which are sold in the ordinary course of our business and are stated at the lower of cost (first-in, first-out) or market. In assessing the value of inventories, we must make estimates and judgments regarding reserves required for product obsolescence, aging of inventories and other issues potentially affecting the saleable condition of products. In performing such evaluations, we use historical experience as well as current market information. In one such evaluation in fiscal 2003, we determined that certain parts relating to our endoscope reprocessing equipment were obsolete, primarily due to design changes, resulting in an additional provision of approximately $300,000. With few exceptions, the saleable value of our inventories has historically been within management’s expectation and provisions established, however, rapid changes in the market due to competition, technology and various other factors could have an adverse effect on the saleable value of our inventories, resulting in the need for additional reserves.

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including technology, customer relationships, patents and non-compete agreements, are amortized on the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2005, management concluded that none of our intangible assets or goodwill was impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results which management believes to be reasonable.

Long-lived assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. In one such review in July 2005, our results of operation were adversely impacted by a $338,000 impairment charge, which was recorded in general and administrative expenses, primarily related to the cancellation of a computer system installation due to the termination of Carsen’s Olympus distribution business on July 31, 2006. In addition, impairment charges of $55,000 and $153,000 were recorded during fiscal 2005 and fiscal 2004, respectively, pertaining to the closing of two dialyzer reprocessing centers. With few exceptions, our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective, and accordingly, actual amounts realized may differ significantly from our estimate.

Warranties

We provide for estimated costs that may be incurred to remedy deficiencies of quality or performance of our products at the time of revenue recognition. Most of our products have a one year warranty, although a majority of our endoscope reprocessing equipment in the United States may carry a warranty period of up to fifteen months. We record provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on our results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves. In one such review during fiscal 2003, our results of operations were adversely impacted by an additional charge of approximately $570,000 related to endoscope reprocessing equipment due to a component failure which required warranty service to many endoscope reprocessing units in the field. Management believes this situation was fully remedied in fiscal 2003.

Costs Associated with Exit or Disposal Activities

We recognize costs associated with exit or disposal activities, such as costs to terminate a contract, the exit or disposal of a business, or the early termination of a leased property, by recognizing the liability at fair value when incurred, except for certain one-time termination benefits, such as severance costs, for which the period of recognition begins when a severance plan is communicated to employees.

Inherent in the calculation of liabilities relating to exit and disposal activities are significant management judgments and estimates, including estimates of termination costs, employee attrition,  and the interest rate used to discount certain expected net cash payments. Such judgments and estimates are reviewed by us on a regular basis. The cumulative effect of a change to a liability resulting from a revision to either timing or the amount of estimated cash flows is recognized by us as an adjustment to the liability in the period of the change.

Although we have historically recorded minimal charges associated with exit or disposal activities, we believe that certain exit costs, including severance, will be incurred in the future related to the expiration of Carsen’s Olympus Agreements.

Legal Proceedings

In the normal course of business, we are subject to pending and threatened legal actions. We record legal fees and other expenses related to litigation as incurred. Additionally, we assess, in consultation with our counsel, the need to record a liability for litigation and contingencies on a case by case basis. Amounts are accrued when we, in consultation with counsel, determine that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. Such a review considers known future changes in various effective tax rates, principally in the United States. If the United States effective tax rate were to change in the future, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments.

It is our policy to establish reserves for exposures as a result of an examination by tax authorities. We establish the reserves based primarily upon management’s assessment of exposure associated with acquired companies and permanent tax differences. The tax reserves are analyzed periodically (at least annually) and adjustments are made, as events occur to warrant adjustment to the reserves. The majority of our income tax reserves originated from acquisitions; therefore, changes to such reserves, if any, would be adjusted through goodwill.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed.

Certain liabilities are subjective in nature. We reflect such liabilities based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities principally include certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts recorded.

Other Matters

We do not have any off balance sheet financial arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency and Market Risk

A portion of our products are imported from the Far East and Western Europe. Minntech and Crosstex both sell a portion of their products outside of the United States and Minntech’s Netherlands subsidiary sells a portion of its products outside of the European Union. Consequently, our business could be materially affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States, Canada and the Netherlands.

Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars. Additionally, a portion of Biolab’s and Saf-T-Pak’s inventories are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries (Carsen, Biolab and Saf-T-Pak) could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had an overall positive impact in fiscal 2005 compared with fiscal 2004, and in fiscal 2004 compared with fiscal 2003, upon our results of operations and stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $24,350,000 (United States dollars) at July 31, 2005 ($18,600,000 at July 31, 2004) and cover a substantial portion of Carsen’s projected purchases of inventories through July 2006.

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the European Union and the United States had an overall adverse impact for fiscal 2005 compared with fiscal 2004, and in fiscal 2004 compared with fiscal 2003, upon our results of operations, and had a positive impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to €3,715,000 at July 31, 2005 (€4,093,000 at July 31, 2004) which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on August 31, 2005. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During fiscal 2005, such forward contracts were effective in offsetting most of the adverse impact of the strengthening of the euro on our results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2005 and 2004 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest Rate Market Risk

We have two credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada. During fiscal 2005, all of our outstanding borrowings were under our United States credit facilities.

Market Risk Sensitive Transactions

We are exposed to market risks arising principally from adverse changes in interest rates and foreign currency.

With respect to interest rate risk, our outstanding debt is under our United States credit facilities, described elsewhere in Liquidity and Capital Resources. Such credit facilities consist of outstanding debt with fixed repayment amounts at prevailing market rates of interest, principally for LIBOR contracts. Therefore, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR. Such outstanding debt under our United States credit facilities was $15,750,000 and $25,000,000 at July 31, 2005 and 2004, respectively, and the average outstanding balance during fiscal 2005 and 2004 was approximately $19,577,000 and $26,950,000, respectively. A 100 basis-point increase in average LIBOR interest rates would have resulted in incremental interest expense of approximately $196,000 and $270,000 during fiscal 2005 and 2004, respectively. Our other long-term liabilities would not be materially affected by an increase in interest rates. We also maintained a significant cash balance of $33,335,000 at July 31, 2005 which is invested in low risk cash equivalents at prevailing market rates of interest. An increase in interest rates would generate additional interest income for us which would partially offset the adverse impact of the additional interest expense. On August 1, 2005, we financed the cash portion of the purchase price paid for Crosstex through the 2005 U.S. Credit Facilities. As a result, outstanding debt under our 2005 U.S. Credit Facilities was $80,500,000 at September 19, 2005. If such amount was outstanding throughout fiscal 2005, interest expense would have been approximately $3,639,000 and a 100 basis-point increase in average LIBOR would have resulted in incremental interest expense of approximately $805,000. Presently, we do not utilize any interest rate derivatives.

With respect to foreign currency exchange rates, we are principally impacted by changes in the Canadian dollar and the Euro as these currencies relate to the United States dollar. In order to minimize the potential adverse impact of unfavorable movements in these two foreign currencies, we utilize foreign currency forward contracts. We use a sensitivity analysis to assess the market risk associated with our foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates.

Our Canadian subsidiary purchases substantially all of its products from United States suppliers and is therefore exposed to risk if the value of the Canadian dollar depreciates relative to the United States dollar. A 10% decline in the Canadian dollar relative to the United States dollar  could result in an unrealized loss of approximately $2,400,000 at July 31, 2005 based upon the level of commitments for foreign currency forward contracts on such purchases of inventories compared with approximately $1,860,000 at July 31, 2004. The increase in such exposure is reflective of our desire to increase our portfolio of such foreign exchange forward contracts due to an improvement in the Canadian dollar relative to the United States dollar during fiscal 2005.

Minntech’s Netherlands subsidiary has net assets in currencies (principally United States dollars) other than its functional euro currency which must be converted into its functional euro currency, thereby giving rise to realized foreign exchange gains and losses. Therefore, the Netherlands subsidiary is exposed to risk if the value of the Euro appreciates relative to the United States dollar. A 10% increase in the Euro relative to the United States dollar could result in a realized loss of approximately $450,000 at July 31, 2005 based upon the level of commitments for foreign currency forward contracts compared with approximately $490,000 at July 31, 2004. However, since the Netherlands subsidiary limits the use of foreign currency forward contracts to the hedging of actual net assets, this loss in fair value for such instruments generally would be substantially offset by a gain in the value of the underlying net assets.

Based upon the level of all foreign currency forward contracts and assuming a 10% adverse movement in foreign currencies, our overall exposure at July 31, 2005 and 2004 was approximately $2,850,000 and $2,350,000, respectively, which would be partially offset by gains in the values of the underlying hedged net assets of the Netherlands subsidiary.

If our Canadian subsidiary did not utilize foreign currency forward contracts, based upon estimated annual purchasing levels, a 10% adverse movement in the Canadian dollar exchange rate could result in future annual incremental cost of sales of approximately $3,130,000.

In addition to the above, adverse changes in foreign currency exchange rates impact the translation of our financial statements (adverse changes would be caused by depreciation of either the Canadian dollar or the Euro relative to the United States dollar assuming that such operations are profitable). For fiscal 2005 and 2004, a uniform 10% adverse movement in foreign currency rates could result in realized losses (after tax) of approximately $745,000 and $530,000, respectively, due to the translation of the results of operations of foreign subsidiaries. Furthermore, a 10% adverse movement in foreign currency rates could result in an unrealized loss of $5,300,000 and $4,430,000 at July 31, 2005 and 2004, respectively, on our net investment in foreign subsidiaries. However, since we view these investments as long-term, we would not expect such a loss to be realized in the near term.

Item 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements, which is Item 15(a), and the Consolidated Financial Statements and schedule attached to this Report.

Item 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.                 CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of Cantel Medical Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

(ii)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of the Company, and

(iii)          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2005.

Our assessment of the effectiveness of our internal control over financial reporting, as of July 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

Changes in Internal Control

We have evaluated our internal controls over financial reporting and determined that no changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the strengthening of certain controls due to the hiring of executive personnel. Such personnel include an Executive Senior Vice President and Chief Operating Officer, a Senior Vice President and General Counsel (whose responsibilities include corporate governance) and a Director of Tax.

On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex, as fully described in “Business - Recent Developments - Crosstex Acquisition; Dental Segment” and in MD&A. In fiscal 2006, we expect Crosstex to represent a material portion of our overall sales, net income and net assets. In conjunction with the due diligence performed by us in connection with this acquisition, we determined that the overall internal control environment contained a number of significant deficiencies, some of which rise to the level of material weaknesses. Some of the more significant internal control weaknesses are the lack of segregation of duties, the need to hire a principal financial and accounting officer, numerous limitations with respect to the management information systems, lack of application of GAAP in certain aspects of financial reporting, and substandard monthly closing procedures, all of which represent a partial list of internal control deficiencies.

We believe that by the end of fiscal 2006, we will be able to remedy the majority of the more significant internal control weaknesses. In order to achieve these objectives, we have taken a number of immediate steps including hiring a principal financial and accounting officer at Crosstex in October 2005, formalizing the monthly closing procedures and timing, and ensuring consistent and complete application of GAAP. Additionally, throughout fiscal 2006, we intend to implement a number of additional internal control procedures designed to ensure the completeness and accuracy of reported financial information, including periodic physical inventories, monthly account analyses and quarter-end field reviews by representatives of Cantel’s financial and accounting staff. We will rely extensively on detect controls with respect to reported month-end financial information until such time that appropriate prevent controls can be implemented. Also during fiscal 2006, we will evaluate the management information systems at Crosstex with a view toward replacement of the existing systems. We expect gradual, but significant, improvement in the overall Crosstex internal control environment as fiscal 2006 progresses.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cantel Medical Corp. maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cantel Medical Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cantel Medical Corp. maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cantel Medical Corp maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cantel Medical Corp. as of July 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ending July 31, 2005 and our report dated October 12, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
October 12, 2005

Item 9B.                 OTHER INFORMATION.

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2005 Annual Meeting of Stockholders of the Registrant, except for the following:

We have adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer and other officers and management personnel that is posted on our website, www.cantelmedical.com. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer and other officers and management personnel by posting such information on our website.

Item 11.                 EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2005 Annual Meeting of Stockholders of the Registrant.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2005 Annual Meeting of Stockholders of the Registrant.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2005 Annual Meeting of Stockholders of the Registrant.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2005 Annual Meeting of Stockholders of the Registrant.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

1.             Consolidated Financial Statements:

(i)            Report of Independent Registered Public Accounting Firm.

(ii)           Consolidated Balance Sheets as of July 31, 2005 and 2004.

(iii)          Consolidated Statements of Income for the years ended July 31, 2005, 2004 and 2003.

(iv)          Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended July 31, 2005, 2004 and 2003.

(v)           Consolidated Statements of Cash Flows for the years ended July 31, 2005, 2004 and 2003.

(vi)          Notes to Consolidated Financial Statements.

2.             Consolidated Financial Statement Schedules:

(i)            Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2005, 2004 and 2003.

All other financial statement schedules are omitted since they are not required, not applicable, or the information has been included in the Consolidated Financial Statements or Notes thereto.

3.             Exhibits:

2(a) - Stock Purchase Agreement dated as of August 1, 2005 among Registrant, Crosstex International, Inc. and Arlene Fisher. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on August 5, 2005 [the “August 5, 2005 8-K”].)

2(b) - Stock Purchase Agreement dated as of August 1, 2005 among Registrant, Crosstex International, Inc. and Frank Richard Orofino, Jr. (Incorporated by reference to Exhibit 2.2 to Registrant’s August 5, 2005 8-K.)

2(c) - Stock Purchase Agreement dated as of August 1, 2005 among Registrant, Crosstex International, Inc. and Richard Allen Orofino. (Incorporated by reference to Exhibit 2.3 to Registrant’s August 5, 2005 8-K.)

2(d) - Stock Purchase Agreement dated as of August 1, 2005 among Registrant, Crosstex International, Inc. and Gary Steinberg. (Incorporated by reference to Exhibit 2.4 to Registrant’s August 5, 2005 8-K.)

2(e) - Stock Purchase Agreement dated as of August 1, 2005 among Registrant, Crosstex International, Inc. and Mitchell Steinberg. (Incorporated by reference to Exhibit 2.5 to Registrant’s August 5, 2005 8-K.)

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

3(i) – Certificate of Amendment of Certificate of Incorporation of Registrant, filed on May 10, 1999. (Incorporated herein by reference to Exhibit 3(i) to Registrant’s 2000 Annual Report on Form 10-K [the “2000 10-K”].)

3(j) – Certificate of Amendment of Certificate of Incorporation of Registrant, filed on April 5, 2000. (Incorporated herein by reference to Exhibit 3(j) to Registrant’s 2000 10-K.)

3(k) – Certificate of Amendment of Certificate of Incorporation of Registrant, filed on September 6, 2001. (Incorporated herein by reference to Exhibit 3(k) to Registrant’s 2001 Annual Report on Form 10-K [the “2001 10-K”].)

3(l) – Certificate of Amendment of Certificate of Incorporation of Registrant, filed on June 7, 2002. (Incorporated herein by reference to Exhibit 3(l) to Registrant’s 2002 Annual Report on Form 10-K [the “2002 10-K”].)

3(m) - Registrant’s By-Laws adopted April 24, 2002. (Incorporated herein by reference to Exhibit 3(m) to Registrant’s 2002 10-K.)

10(a) - Registrant’s 1991 Directors’ Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10(a) to Registrant’s 1991 Annual Report on Form 10-K [the “1991 10-K”].)

10(b) - Form of Stock Option Agreement under the Registrant’s 1991 Directors’ Stock Option Plan. (Incorporated herein by reference to Exhibit 10(d) to Registrant’s 1991 10-K.)

10(c) - Registrant’s 1997 Employee Stock Option Plan. (Incorporated herein by reference to Annex B to Registrant’s 2004 Definitive Proxy Statement on Schedule 14A.)

10(d) - Form of Incentive Stock Option Agreement under Registrant’s 1997 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10(t) to Registrant’s 1997 Annual Report on Form 10-K [the “1997 10-K”].)

10(e) - Registrant’s 1998 Directors’ Stock Option Plan, as amended.

10(f) - Form of Quarterly Stock Option Agreement under the Registrant’s 1998 Directors’ Stock Option Plan. (Incorporated herein by reference to Exhibit 10(hh) to Registrant’s 2000 10-K.)

10(g) - Form of Annual Stock Option Agreement under the Registrant’s 1998 Directors’ Stock Option Plan. (Incorporated herein by reference to Exhibit 10(ii) to Registrant’s 2000 10-K.)

10(h) - Stock Option Agreement, dated as of October 17, 1996, between the Registrant and Charles M. Diker. (Incorporated herein by reference to Exhibit 10(v) to Registrant’s 1996 Annual Report on Form 10-K.)

10(i) - Stock Option Agreement, dated as of October 16, 1997, between the Registrant and Charles M. Diker. (Incorporated herein by reference to Exhibit 10(x) to Registrant’s 1998 Annual Report on Form 10-K [the “1998 10-K”].)

10(j) - Stock Option Agreement, dated as of October 30, 1998, between the Registrant and Charles M. Diker. (Incorporated herein by reference to Exhibit 10(ff) to Registrant’s 1999 Annual Report on Form 10-K.)

10(k) - Form of Non-Plan Stock Option Agreement between the Registrant and Darwin C. Dornbush. (Incorporated herein by reference to Exhibit 10(y) to Registrant’s 1998 10-K.)

10(l) - Stock Option Agreement, dated as of October 10, 2000, between the Registrant and Joseph M. Cohen. (Incorporated herein by reference to Exhibit 10(jj) to Registrant’s 2000 10-K.)

10(m) - Stock Option Agreement, dated as of November 14, 2002, between the Registrant and Seth R. Segel (Incorporated by reference to Exhibit 10(b) to Registrant’s October 31, 2002 Quarterly Report on Form 10-Q.)

10(n) - Minntech Emeritus Director Consulting Plan. (Incorporated herein by reference to Exhibit 10 to Minntech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

10(o) - Amendment to Emeritus Director Consulting Plan effective September 26, 1996 (Incorporated herein by reference to Exhibit 10(b) to Minntech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10(p) - Minntech Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2000 (Incorporated herein by reference to Exhibit 10(m) to Minntech’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000.)

10(q) - Employment Agreement, dated as of August 30, 2004, between the Registrant and Andrew A. Krakauer. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 30, 2004.)

10(r) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Craig A. Sheldon. (Incorporated herein by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated January 21, 2005 [the “January 21, 2005 8-K”].)

10(s) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Seth R. Segel. (Incorporated by reference to Exhibit 2 to Registrant’s January 21, 2005 8-K.)

10(t) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Steven C. Anaya. (Incorporated by reference to Exhibit 3 to Registrant’s January 21, 2005 8-K.)

10(u) - Employment Agreement, dated as of November 1, 2004, between Minntech Corporation and Roy K. Malkin. (Incorporated herein by reference to Exhibit 4 to Registrant’s January 21, 2005 8-K.)

10(v) - Employment Agreement, dated as of January 1, 2005, between the Registrant and Eric W. Nodiff. (Incorporated herein by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated January 7, 2005.)

10(w) - Employment Agreement, dated as of August 1, 2005, between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10.2 to Registrant’s August 5, 2005 8-K.)

10(x) - Employment Agreement, dated as of August 1, 2005, between Crosstex

International, Inc. and Richard Allen Orofino.

10(y) - Letter Agreement, dated as of June 20, 2005, between Carsen Group Inc. (“Carsen”) and William J. Vella.

10(z) - Distribution Agreement, dated April 1, 1994, between Carsen and Olympus America Inc. (Incorporated herein by reference to Exhibit 10(g) to Registrant’s 1994 Annual Report on Form 10-K.)

10(aa) - First Amendment to Distribution Agreement, dated as of August 26, 1997, between Carsen and Olympus America Inc. (Incorporated herein by reference to Exhibit 10(y) to Registrant’s 1997 10-K.)

10(bb) - Second Amendment to Distribution Agreement, dated as of October 6, 2000, between Carsen and Olympus America Inc. (Incorporated herein by reference to Exhibit (1) of Registrant’s Current Report on Form 8-K dated October 23, 2000.)

10(cc) - Third Amendment to Distribution Agreement, dated as of April 1, 2001, between Carsen and Olympus America Inc. (Incorporated herein by reference to Exhibit 10(gg) to Registrant’s 2002 10-K.)

10(dd) - Fourth Amendment to Distribution Agreement, dated as of March 12, 2004, between Carsen and Olympus America Inc. (Incorporated by reference to Exhibit 10(b) to Registrant’s April 30, 2004 Quarterly Report on Form 10-Q [the “April 2004 10-Q”].)

10(ee) - Agreement, dated as of July 25, 2005, among Registrant, Carsen, Olympus America Inc. and Olympus Surgical & Industrial America, Inc. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated July 28, 2005.)

10(ff) - Distributor Agreement between Olympus America Inc. and Minntech Corporation dated as of August 1, 2003. (Incorporated by reference to Exhibit 10(a) to Registrant’s January 31, 2004 Quarterly Report on Form 10-Q.)

10(gg) - Credit Agreement, dated as of September 7, 2001, among Registrant, the Banks, Financial Institutions and Other Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association. (Incorporated herein by reference to Exhibit 10(aa) to Registrant’s 2001 10-K.)

10(hh) - First Amendment to Credit Agreement, dated as of August 1, 2003, among Registrant, the Banks, Financial Institutions and Other Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association. (Incorporated herein by reference to Exhibit 10(cc) of Registrant’s 2003 Annual Report on Form 10-K [the “2003 10-K”].)

10(ii) - Second Amendment to Credit Agreement, dated as of June 1, 2004, among Registrant, the Banks, Financial Institutions and Other Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association. (Incorporated by reference to Exhibit 10(a) to Registrant’s April 2004 10-Q.)

10(jj) - Third Amendment to Credit Agreement, dated as of February 17, 2005,

among Registrant, the Banks, Financial Institutions and Other Institutional Lenders named therein, Fleet National Bank and PNC Bank, National Association.

10(kk) - Amended and Restated Loan Agreement between Carsen and National Bank of Canada dated as of August 1, 2003. (Incorporated by reference to Exhibit 10(dd) of Registrant’s 2003 10-K.)

10(ll) - Letter Agreement between Carsen and National Bank of Canada dated as of August 26, 2005 amending the Amended and Restated Loan Agreement.

10(mm) - Amended and Restated Credit Agreement dated as of August 1, 2005 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager). (Incorporated by reference to Exhibit 10.1 to Registrant’s August 5, 2005 8-K.)

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

CANTEL MEDICAL CORP.

Date: October 14, 2005	By:	/s/ James P. Reilly
James P. Reilly, President and Chief
Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	October 14, 2005
Charles M. Diker, a Director
and Chairman of the Board

/s/ Alan J. Hirschfield	Date:	October 14, 2005
Alan J. Hirschfield, a Director
and Vice Chairman of the Board

/s/ Robert L. Barbanell	Date:	October 14, 2005
Robert L. Barbanell, a Director

/s/ Alan R. Batkin	Date:	October 14, 2005
Alan R. Batkin, a Director

/s/ Joseph M. Cohen	Date:	October 14, 2005
Joseph M. Cohen, a Director

/s/ Darwin C. Dornbush	Date:	October 14, 2005
Darwin C. Dornbush, a Director

/s/ Spencer Foreman, M.D.	Date:	October 14, 2005
Spencer Foreman, M.D., a Director

/s/ James P. Reilly	Date:	October 14, 2005
James P. Reilly, a Director and President

/s/ Bruce Slovin	Date:	October 14, 2005
Bruce Slovin, a Director

CANTEL MEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. as of July 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2005. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. at July 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
October 12, 2005

CANTEL MEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

	July 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$33,335	$17,862
Accounts receivable, net of allowance for doubtful accounts of $761 in 2005 and $1,372 in 2004	34,250	29,324
Inventories	22,132	22,453
Deferred income taxes	2,772	2,806
Prepaid expenses and other current assets	1,177	1,418
Total current assets	93,666	73,863

Property and equipment, at cost:
Land, buildings and improvements	14,245	14,109
Furniture and equipment	19,020	17,458
Leasehold improvements	1,174	646
	34,439	32,213
Less accumulated depreciation and amortization	(11,778)	(9,498)
	22,661	22,715
Intangible assets, net	13,317	13,897
Goodwill	33,343	33,330
Other assets	1,353	2,562
	$164,340	$146,367

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$15,750	$3,000
Accounts payable	10,930	10,325
Compensation payable	4,956	3,450
Accrued expenses	6,018	6,115
Deferred revenue	2,271	1,288
Income taxes payable	2,726	2,950
Total current liabilities	42,651	27,128

Long-term debt	—	22,000
Deferred income taxes	10,305	7,533
Other long-term liabilities	2,758	3,195

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 20,000,000 shares; issued 2005 - 15,448,941 shares, outstanding 2005 - 15,005,382 shares; issued 2004- 15,051,573 shares, outstanding 2004 - 14,611,731 shares	1,545	1,505
Additional capital	57,491	53,315
Retained earnings	45,698	30,193
Accumulated other comprehensive income	5,621	3,145
Treasury Stock, 2005 - 443,559 shares at cost; 2004 - 439,842 shares at cost	(1,729)	(1,647)
Total stockholders’ equity	108,626	86,511
	$164,340	$146,367

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended July 31,
	2005	2004	2003

Net sales:
Product sales	$173,374	$148,759	$119,694
Product service	24,028	21,234	9,563
Total net sales	197,402	169,993	129,257

Cost of sales:
Product sales	105,929	93,067	75,213
Product service	15,233	14,470	5,850
Total cost of sales	121,162	107,537	81,063

Gross profit	76,240	62,456	48,194

Expenses:
Selling	23,016	20,749	17,309
General and administrative	22,935	18,599	12,816
Research and development	4,099	4,212	4,528
Total operating expenses	50,050	43,560	34,653

Income before interest, other income and income taxes	26,190	18,896	13,541

Interest expense	1,564	1,796	1,634
Interest income	(506)	(146)	(237)
Other income	—	(68)	(71)

Income before income taxes	25,132	17,314	12,215

Income taxes	9,627	6,660	4,305

Net income	$15,505	$10,654	$7,910

Earnings per common share:
Basic	$1.05	$0.75	$0.57

Diluted	$0.96	$0.70	$0.54

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollar amounts in Thousands, Except Share Data)

Years Ended July 31, 2005, 2004 and 2003

	Common Stock				Accumulated		Total	Total
	Number of				Other	Treasury	Stock-	Comprehensive
	Shares		Additional	Retained	Comprehensive	Stock,	holders’	Income
	Outstanding	Amount	Capital	Earnings	Income (Loss)	at Cost	Equity	(Loss)

Balance, July 31, 2002	13,831,505	$1,424	$48,265	$11,629	$(2,215)	$(1,192)	$57,911

Exercises of options	132,705	13	422			(12)	423
Income tax benefit from exercises of stock options			468				468
Fractional share adjustment for Minntech acquisition	(158)						—
Unrealized gain on interest rate cap, net of $31 in tax expense					61		61	$61
Unrealized loss on currency hedging, net of ($100) tax benefit					(228)		(228)	(228)
Translation adjustment, net of $1,143 in tax expense					3,637		3,637	3,637
Net income				7,910			7,910	7,910
Total comprehensive income for fiscal 2003								$11,380
Balance, July 31, 2003	13,964,052	1,437	49,155	19,539	1,255	(1,204)	70,182

Exercises of options	647,679	68	3,572			(443)	3,197
Income tax benefit from exercises of stock options			588				588
Unrealized gain on interest rate cap, net of $28 in tax expense					55		55	$55
Unrealized gain on currency hedging, net of tax					1		1	1
Translation adjustment, net of $584 in tax expense					1,834		1,834	1,834
Net income				10,654			10,654	10,654
Total comprehensive income for fiscal 2004								$12,544
Balance, July 31, 2004	14,611,731	1,505	53,315	30,193	3,145	(1,647)	86,511

Exercises of options	393,778	40	2,773			(82)	2,731
Income tax benefit from exercises of stock options			1,405				1,405
Fractional share adjustment for stock split	(127)		(2)				(2)
Unrealized gain on interest rate cap, net of $2 in tax expense					5		5	$5
Unrealized gain on currency hedging, net of $44 in tax expense					76		76	76
Translation adjustment, net of $999 in tax expense					2,395		2,395	2,395
Net income				15,505			15,505	15,505
Total comprehensive income for fiscal 2005								$17,981
Balance, July 31, 2005	15,005,382	$1,545	$57,491	$45,698	$5,621	$(1,729)	$108,626

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2005	2004	2003

Cash flows from operating activities
Net income	$15,505	$10,654	$7,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,566	4,153	3,576
Amortization of debt issuance costs	553	541	453
Loss on disposal of fixed assets	108	61	—
Impairment of long-lived assets	393	153	—
Deferred income taxes	3,656	2,572	1,014
Changes in assets and liabilities:
Accounts receivable	(3,779)	(1,055)	952
Inventories	1,170	140	483
Prepaid expenses and other current assets	255	(913)	413
Accounts payable, deferred revenue and accrued expenses	2,556	791	(1,309)
Income taxes payable	(210)	2,447	(1,664)
Net cash provided by operating activities	24,773	19,544	11,828

Cash flows from investing activities
Capital expenditures	(3,353)	(1,918)	(1,095)
Proceeds from disposal of fixed assets	8	39	—
Acquisition of Biolab, net of cash acquired	—	(7,782)	—
Acquisition of Mar Cor, net of cash acquired	—	(7,977)	—
Acquisition of Dyped, net of cash acquired	—	(696)	—
Acquisition of Saf-T-Pak, net of cash acquired	—	(8,273)	—
Cash used in discontinued operations	—	—	(19)
Other, net	(281)	(89)	(486)
Net cash used in investing activities	(3,626)	(26,696)	(1,600)

Cash flows from financing activities
Borrowings under term loan facility	—	4,250	—
Borrowings under revolving credit facilities	—	13,151	—
Repayments under term loan facility	(6,250)	(3,000)	(2,750)
Repayments under revolving credit facilities	(3,000)	(10,151)	(5,000)
Debt issuance costs	—	(394)	—
Proceeds from exercises of stock options	2,731	3,197	423
Net cash (used in) provided by financing activities	(6,519)	7,053	(7,327)

Effect of exchange rate changes on cash and cash equivalents	845	943	1,552

Increase in cash and cash equivalents	15,473	844	4,453
Cash and cash equivalents at beginning of year	17,862	17,018	12,565
Cash and cash equivalents at end of year	$33,335	$17,862	$17,018

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2005, 2004 and 2003

1.             Business Description

Cantel Medical Corp. (“Cantel”) is a leading provider of infection prevention and control products in the healthcare market. Our products include specialized medical device reprocessing systems for renal dialysis and endoscopy, dialysate concentrates and other dialysis supplies, endoscopy and surgical products, water purification equipment, sterilants, disinfectants and cleaners, hollow fiber membrane filtration and separation products for medical and non-medical applications, and specialty packaging for infectious and biological specimens. We also sell scientific instrumentation products, provide technical maintenance for our products and offer compliance training services for the transport of infectious and biological specimens.

At July 31, 2005 we had five operating companies: Minntech Corporation (“Minntech”), Carsen Group Inc. (“Carsen”), Mar Cor Services, Inc. (“Mar Cor”), Saf-T-Pak Inc. (“Saf-T-Pak”) and Biolab Equipment Ltd. (“Biolab”). All of the subsidiaries are wholly owned by Cantel except for Biolab, which is a wholly-owned subsidiary of Carsen. In addition, Minntech has two foreign subsidiaries, Minntech B.V. and Minntech Japan K.K., which serve as Minntech’s base in Europe and the Asia/Pacific markets, respectively.

Unless the context otherwise requires, references herein to “Cantel,” “us,” “we,” “our,” and the “Company” include Cantel and its subsidiaries.

During fiscal 2005, as part of our acquisition integration plan, we combined our two water treatment companies, Biolab and Mar Cor, and a portion of the non-medical filter business of Minntech’s filtration technologies group, to form a single business operation known as Mar Cor Purification. As a result of this restructuring, we have modified our reporting segments to reflect the way we manage, allocate resources and measure the performance of our business. Commencing with the fiscal year ended July 31, 2005, the operations of Mar Cor Purification, together with the portion of the non-medical filter business of Minntech’s filtration technologies group remaining with Minntech, are being reported in a new reporting segment, Water Purification and Filtration. The medical filter business of Minntech’s filtration technologies group is being reported in a new operating segment, Therapeutic Filtration, which is included in the All Other reporting segment. The Biolab and Mar Cor businesses were previously reported as the Water Treatment reporting segment, and Minntech’s entire filtration technologies group was previously reported as the Filtration and Separation reporting segment. All prior period segment results have been restated to reflect this change.

Therefore, we currently operate our business through seven operating segments: Dialysis, Endoscopy and Surgical, Endoscope Reprocessing, Water Purification and Filtration, Scientific, Specialty Packaging and Therapeutic Filtration. The Scientific, Specialty Packaging and Therapeutic Filtration operating segments are combined in the All Other reporting segment.

On August 1, 2005, we acquired Crosstex International, Inc. (“Crosstex”), a privately held company headquartered in Hauppauge, New York, as more fully described in note 3 to the Consolidated Financial Statements. Crosstex is a leading manufacturer and reseller of single-use, infection control products used principally in the dental market. Because the acquisition of Crosstex was consummated after July 31, 2005, its results of operations are not included in this report for fiscal 2005 or any prior periods. Commencing in fiscal 2006, the Crosstex business will be reported in a new reporting segment known as Dental.

In January 2005, we issued 5,095,000 additional shares in connection with a three-for-two stock split. This 50% stock dividend was paid on January 12, 2005 to stockholders of record on January 5, 2005. The effect of the stock split has been recognized retroactively throughout this report.

2.             Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Cantel and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue on product sales (excluding certain sales of endoscope reprocessing equipment in the United States) is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to dialysis, therapeutic, specialty packaging and a portion of endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when our distribution fleet is utilized. With respect to endoscopy and surgical, water purification and filtration, scientific and dental products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. In certain instances, primarily with respect to some of our water purification and filtration equipment and an insignificant amount of our sales of dialysis equipment and scientific products, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user. With respect to a portion of endoscopy and surgical, water purification and filtration and scientific product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

With respect to a portion of endoscopy and surgical sales, we enter into arrangements whereby revenue is immediately recognized upon the transfer of equipment to customers who pay on a cost per procedure basis, subject to minimum monthly payments. Such arrangements are non-cancelable by the customer and provide for a bargain purchase option by the customer at the conclusion of the term. All direct costs related to these transactions are recorded at the time of revenue recognition. Some of such transactions also provide for future servicing of the equipment, which service revenue component is deferred and recognized over the period that such services are provided. With respect to these multiple element arrangements, revenue is allocated to the equipment and service components based upon vendor specific objective evidence which principally includes comparable historical transactions of similar equipment and service sold as stand-alone components.

Sales of a majority of our endoscope reprocessing equipment to a third party distributor in the United States are recognized on a bill and hold basis as more fully described in note 10 to the

Consolidated Financial Statements. Such sales satisfy each of the following criteria:  (i) the risks of ownership have passed to the third party distributor; (ii) the third party distributor must provide a written purchase order committing to the purchase of specified units; (iii) the bill and hold arrangement was specifically requested by the third party distributor for the purpose of minimizing the impact of multiple shipments of the units; (iv) the third party distributor provides specific instructions for shipment to customers, and completed units held by us for the third party distributor generally do not exceed three months of anticipated shipments; (v) we have no further performance obligations with respect to such units; (vi) completed units are invoiced to the third party distributor with 30 day payment terms and such receivables are generally satisfied within such terms; and (vii) completed units are ready for shipment and segregated in a designated section of our warehouse reserved only for the third party distributor.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

None of our sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis and dental products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products.

With respect to certain of our dialysis, endoscope reprocessing and dental customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $749,000, $1,035,000 and $288,000 in fiscal 2005, 2004 and 2003, respectively. We expect a significant increase in volume rebates in the future related to the addition of dental products. Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods. The decrease in rebates for fiscal 2005 compared with fiscal 2004 was primarily due to not renewing one of our volume rebate agreements for our endoscope reprocessing products. Trade-in allowances were not significant during fiscal 2005. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic products, endoscope reprocessing products and services, and dental products are sold to third party distributors; the majority of endoscopy and surgical products and services are sold directly to hospitals; the majority of water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; scientific products and services are sold to hospitals, laboratories and other end-users; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

Translation of Foreign Currency Financial Statements

Assets and liabilities of our foreign subsidiaries are translated into United States dollars at year-end exchange rates; sales and expenses are translated using average exchange rates during the year. The cumulative effect of the translation of the accounts of the foreign subsidiaries is presented as a component of accumulated other comprehensive income or loss. Foreign exchange gains and losses related to the purchase of inventories are included in cost of sales. Foreign exchange gains and losses related to the conversion of foreign assets and liabilities into foreign subsidiaries’ functional currencies are included in general and administrative expenses.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due to us from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments. We use historical experience as well as current market information in determining the estimate. While actual losses have historically been within management’s expectations and provisions established, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Alternatively, if certain customers paid their delinquent receivables, reductions in allowances may be required (as was the case in fiscal 2005).

Inventories

Inventories consist of products which are sold in the ordinary course of our business and are stated at the lower of cost (first-in, first-out) or market. In assessing the value of inventories, we must make estimates and judgments regarding reserves required for product obsolescence, aging of inventories and other issues potentially affecting the saleable condition of products. In performing such evaluations, we use historical experience as well as current market information.

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on either the straight-line method or, for certain furniture and equipment, the declining balance method, over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 5-32 years for buildings and improvements and the life of the lease for leasehold improvements. Depreciation and amortization expense related to property and equipment for fiscal 2005, 2004 and 2003 was $2,946,000, $2,871,000 and $2,716,000, respectively.

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including technology, customer relationships, patents and non-compete agreements, are amortized on the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2005, management concluded that none of our intangible assets or goodwill was impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results which management believes to be reasonable.

Long-lived assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. In one such review in July 2005, our results of operation were adversely impacted by a $338,000 impairment charge, which was recorded in general and administrative expenses, primarily related to the cancellation of a computer system installation due to the termination of Carsen’s Olympus distribution business on July 31, 2006. In addition, impairment charges of $55,000 and $153,000 were recorded in cost of sales in our Dialysis reporting segment during fiscal 2005 and fiscal 2004, respectively, pertaining to the closing of two dialyzer reprocessing centers. With few exceptions, our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective, and accordingly, actual amounts realized may differ significantly from our estimate.

Other Assets

Debt issuance costs associated with the credit facilities are amortized to interest expense over the life of the credit facilities. As of July 31, 2005 and 2004, such debt issuance costs, net of related amortization, were included in other assets and amounted to $647,000 and $1,027,000, respectively. However, in conjunction with the amended and restated credit facilities dated August 1, 2005, as more fully described in note 8 to the Consolidated Financial Statements, approximately $380,000 of debt issuance costs existing at July 31, 2005 was charged to interest expense on August 1, 2005 since such costs were associated with the original United States term facility.

In fiscal 2004, inventories of sales samples which had not turned over within one year and medical loaners available for customers were included in other assets. At July 31, 2005, such inventories of sales samples were reclassified to inventories since Olympus has agreed to acquire such assets at their recorded book value on July 31, 2006. Such inventories were carried at the lower of cost or net realizable value and were amortized over a five year period.

Warranties

We provide for estimated costs that may be incurred to remedy deficiencies of quality or performance of our products at the time of revenue recognition. Most of our products have a one year warranty, although a majority of our endoscope reprocessing equipment in the United States may carry a warranty period of up to fifteen months. We record provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on our results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

Costs Associated with Exit or Disposal Activities

We recognize costs associated with exit or disposal activities, such as costs to terminate a contract, the exit or disposal of a business, or the early termination of a leased property, by recognizing the liability at fair value when incurred, except for certain one-time termination benefits, such as severance costs, for which the period of recognition begins when a severance plan is communicated to employees.

Inherent in the calculation of liabilities relating to exit and disposal activities are significant management judgments and estimates, including estimates of termination costs, employee attrition and the interest rate used to discount certain expected net cash payments. Such judgments and estimates are reviewed by us on a regular basis. The cumulative effect of a change to a liability resulting from a revision to either timing or the amount of estimated cash flows is recognized by us as an adjustment to the liability in the period of the change.

Although we have historically recorded minimal charges associated with exit or disposal activities, we believe that certain exit costs, including severance, will be incurred in the future related to the expiration of Carsen’s Olympus Agreements.

Legal Proceedings

In the normal course of business, we are subject to pending and threatened legal actions. We record legal fees and other expenses related to litigation as incurred. Additionally, we assess, in consultation with our counsel, the need to record a liability for litigation and contingencies on a case by case basis. Amounts are accrued when we, in consultation with counsel, determine that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the year.

Diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the year plus the dilutive effect of options using the treasury stock method and the average market price of our Common Stock for the year.

Stock-Based Compensation

At July 31, 2005, we had three stock option plans in addition to outstanding non-plan stock options, as more fully described in note 11 to the Consolidated Financial Statements.

On August 1, 2005, we adopted Statement of Financial Standards (“SFAS”) No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense will be recognized for any option grant or stock award granted on or after August 1, 2005, as well as the unvested portion of stock options granted prior to August 1, 2005, based upon the award’s fair value. For fiscal 2005 and earlier periods, we have accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant.

If we had elected to recognize compensation expense prior to August 1, 2005 based on the fair value of the options granted at grant date over the vesting period as prescribed by SFAS 123, net income and earnings per share would have been as follows:

	Year Ended July 31,
	2005	2004	2003

Net income:
As reported	$15,505,000	$10,654,000	$7,910,000
Stock-based employee compensation expense determined under fair value based model, net of tax	(6,531,000)	(1,488,000)	(1,183,000)
Pro forma	$8,974,000	$9,166,000	$6,727,000

Earnings per common share - basic:
As reported	$1.05	$0.75	$0.57
Pro forma	$0.61	$0.65	$0.48

Earnings per common share - diluted:
As reported	$0.96	$0.70	$0.54
Pro forma	$0.55	$0.60	$0.46

The pro forma effect on net income for these years may not be representative of the effect on net income in future years due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value (including the volatility of Cantel’s stock) and the accelerated vesting of certain options in fiscal 2005.

We accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to certain executive officers and other employees under our 1997 Employee Stock Option

Plan. Such options have an exercise price greater than $16.85, the closing price on June 24, 2005, the date that our Board of Directors authorized such acceleration. Options to purchase 759,650 shares of common stock (of which approximately 577,500 shares are subject to options held by executive officers) were subject to this acceleration. All other terms and conditions of the options remain in effect. Options held by directors were not included in the acceleration. Because these options had exercise prices in excess of the market value of Cantel’s common stock on June 24, 2005, and therefore are not fully achieving our original objectives of incentive compensation and employee retention, we expect the acceleration may have a positive effect on employee morale, retention and perception of option value. The acceleration will eliminate any future compensation expense we would otherwise recognize in our income statement with respect to these options with the August 1, 2005 implementation of SFAS 123R. The compensation expense, after tax, related to this acceleration totaled approximately $3,400,000 and is included in fiscal 2005 pro forma information above. If such acceleration did not occur, we would have recognized additional compensation expense of approximately $1,300,000, $1,300,000, $600,000 and $200,000 in fiscals 2006, 2007, 2008 and 2009, respectively, based on the fair value of the options granted at grant date over the original vesting period. These amounts update information previously disclosed in our Current Report on Form 8-K filed on August 4, 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during fiscal 2005, 2004 and 2003:

•      Expected dividend yield of 0%

•      Expected stock price volatility ranging from 0.41 to 0.54

•      Risk-free interest rate at date of grant ranging from 2.27% to 4.00%

•      Expected weighted average option lives of 3-5 years.

Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted in fiscal 2005, 2004 and 2003 under the 1998 Director’s Plan, certain options granted during fiscal 2005 under the 1997 Employee Plan and all non-plan options. Such options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. The weighted average fair value of all options granted in fiscal 2005, 2004 and 2003 was $7.38, $3.94 and $3.25 per share, respectively.

Without consideration of additional stock-based compensation awards, stock-based compensation expense for fiscal 2006 would be approximately $800,000, net of tax. Due to the adoption of SFAS 123R on August 1, 2005, such amount will be recorded during fiscal 2006 as cost of sales and operating expenses in our Consolidated Statement of Income and as additional capital in our Consolidated Balance Sheet.

At July 31, 2005 and 2004 (prior to the adoption of SFAS 123R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. Beginning August 1, 2005, we will change our cash flow presentation in accordance with SFAS123R which requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits arise when the ultimate tax deduction for tax purposes is greater than the stock compensation expense recorded in our Consolidated Financial Statements.

Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $366,000, $235,000 and $186,000 for fiscal 2005, 2004 and 2003, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. Such a review considers known future changes in various effective tax rates, principally in the United States. If the United States effective tax rate were to change in the future, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments.

It is our policy to establish reserves for exposures as a result of an examination by tax authorities. We establish the reserves based primarily upon management’s assessment of exposure associated with acquired companies and permanent tax differences. The tax reserves are analyzed periodically (at least annually) and adjustments are made, as events occur to warrant adjustment to the reserves. The majority of our income tax reserves originated from acquisitions; therefore, changes to such reserves, if any, would be adjusted through goodwill.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, we evaluate the adequacy of our reserves and the estimates used in calculations of reserves as well as other judgemental financial statement items, including, but not limited to: collectability of accounts receivable; volume rebates and trade-in allowances; inventory values and obsolescence reserves; warranty reserves; depreciation and amortization periods; deferred income taxes; goodwill and intangible assets; impairment of long-lived assets; reserves for tax exposures; reserves for legal exposure; and expense accruals.

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. Certain liabilities are subjective in nature. We reflect such liabilities based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities principally include certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries. The ultimate settlement of such liabilities may be for amounts which are different from the amounts recorded.

Reclassifications

Certain items in the July 31, 2004 and 2003 financial statements have been reclassified from amounts previously reported to conform to the presentation of the July 31, 2005 financial statements. These reclassifications relate to our segment reporting, as more fully described in note 1 and 16 to the Consolidated Financial Statements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 which requires companies to measure and recognize compensation costs relating to share-based payment transactions in the financial statements at fair value. SFAS 123R is effective for fiscal years beginning after June 15, 2005 and therefore will be effective for the beginning of fiscal 2006. In “Stock-Based Compensation” above, we have disclosed the effects on net income and earnings per share had we recognized compensation expense in accordance with SFAS 123 and the expected effect on net income for fiscal 2006 under SFAS123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”) for the purpose of eliminating any narrow differences existing between the FASB standards and the standards issued by the International Accounting Standards Board regarding inventory costs by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and therefore will be effective for the beginning of fiscal 2006. The adoption of SFAS 151 did not have a significant impact on our financial position or results of operations.

3.             Acquisitions

Crosstex

On August 1, 2005, we acquired Crosstex, a privately held company founded in 1953 and headquartered in Hauppauge, New York. Crosstex is a leading manufacturer and reseller of single-use, infection control products used principally in the dental market. Crosstex products include face masks, patient towels and bibs, self-sealing sterilization pouches, tray covers, sterilization packaging accessories, surface barriers including eyewear, aprons and gowns, disinfectants and deodorizers, germicidal wipes, hand care products, gloves, sponges, cotton products, cups, needles and syringes, scalpels and blades, and saliva evacuators and ejectors.

Under the terms of Stock Purchase Agreements with the five stockholders of Crosstex, pursuant to which we acquired all of the issued and outstanding capital stock of Crosstex, we paid an aggregate purchase price of approximately $77,900,000, comprised of approximately $69,800,000 in cash consideration and 384,821 shares of Cantel common stock (valued at $6,800,000)

to the former Crosstex shareholders, and estimated transaction costs of $1,300,000. The purchase price included the retirement of bank debt and certain other liabilities of Crosstex. In addition, there is a further $12,000,000 potential earnout payable to the sellers of Crosstex over three years based on the achievement by Crosstex of certain targets of earnings before interest and taxes.

In conjunction with the acquisition, on August 1, 2005 we amended our existing credit facilities to fund the financed portion of the cash consideration paid in the acquisition and transaction costs, as discussed in note 8 to our Consolidated Financial Statements. We borrowed $68,300,000 for the acquisition and utilized existing cash for the remaining cash requirements. Additionally, we incurred debt issuance costs of approximately $1,500,000, of which a portion will be capitalized and amortized over the life of the credit facilities in accordance with applicable accounting rules.

Since the acquisition and restated credit facilities were completed on the first day of our fiscal 2006, the acquisition had no impact upon our results of operations for any of the periods presented.

The reasons for the acquisition of Crosstex were as follows: (i) the complementary nature of the companies’ infection prevention and control products; (ii) the addition of a market leading company in a distinct niche in infection prevention and control; (iii) the increase in the percentage of our net sales derived from recurring consumables; (iv) the opportunity to utilize Crosstex as a sizeable platform to acquire additional companies in the healthcare consumable industry; (v) the expectation that the acquisition will be accretive to our earnings per share; and (vi) the opportunity for us to further expand our business into the design, manufacture and distribution of proprietary products. Such reasons constitute the significant factors contributing to a purchase price that will result in recognition of goodwill.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Cash and cash equivalents	$2,586,000
Accounts receivable, net	4,337,000
Inventories	7,077,000
Other current assets	555,000
Total current assets	14,555,000
Property and equipment, net	13,809,000
Non-amortizable intangible assets - trade names (indefinite life)	5,200,000
Amortizable intangible assets:
Non-compete agreements (6-year life)	1,800,000
Customer relationships (10-year life)	17,900,000
Branded products (10-year life)	8,700,000
Total amortizable intangible assets (9-year weighted average life)	28,400,000
Other assets	52,000
Current liabilities	(1,871,000)
Noncurrent deferred income tax liabilities	(15,277,000)
Net assets acquired	$44,868,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $33,032,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our new Dental reporting segment.

Selected unaudited pro forma consolidated statements of income data for fiscal 2005 and 2004 (assuming that Crosstex was included in our results of operations as of the beginning of fiscal 2004) is as follows:

	Year Ended July 31,
	2005	2004

Net sales	$244,790,000	$213,475,000
Net income	$16,243,000	$10,882,000
Earnings per share:
Basic	$1.07	$0.75
Diluted	$0.98	$0.70
Weighted average common shares:
Basic	15,215,000	14,573,000
Diluted	16,593,000	15,629,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the acquisition actually occurred at the beginning of fiscal 2004, nor does it necessarily indicate the combined company’s future operating results.

In order to effect the unaudited pro forma consolidated statement of income data for the fiscal years presented, the operating results of Cantel for the respective fiscal year ended July 31 were consolidated with the operating results of Crosstex for their respective fiscal year ended April 30. The results presented in the selected unaudited pro forma consolidated statements of income data for fiscals 2005 and 2004 have been prepared using the following assumptions: (i) cost of sales reflects a step-up in the cost basis of Crosstex inventories based upon the preliminary appraised value of such inventories; (ii) amortization of intangible assets and depreciation and amortization of property and equipment is based upon the preliminary appraised fair values and useful lives of such assets; (iii) interest expense includes interest on the senior bank debt at an effective interest rate of 6% per annum, amortization of a portion of the new debt issuance costs over the life of the credit facilities in accordance with applicable accounting rules, and elimination of the historical interest expense of Crosstex; (iv) compensation for former owners which relate to distributions of earnings have been decreased to be consistent with the terms of their new employment contracts; and (v) calculation of the income tax effects of the pro forma adjustments. All other operating results reflect actual performance.

The unaudited pro forma consolidated statement of income data does not reflect non-recurring charges directly related to the acquisition which will be incurred by Cantel upon closing of the acquisition. Such non-recurring charges include (i) a write-off of unamortized deferred bank charges related to pre-existing debt of Cantel in the amount of approximately $380,000; (ii) a write-off of new debt issuance costs relating to the term loan facility of approximately $610,000 and (iii) incentive compensation for an officer of Cantel in the amount of approximately $350,000. The aggregate amount of such charges will be approximately $844,000, net of tax. If such charges had been included in the unaudited pro forma consolidated statement of income data, pro forma consolidated basic and diluted earnings per share would have been $1.01 and $0.93, respectively, for fiscal 2005, and $0.69 and $0.64, respectively, for fiscal 2004.

Pre-Fiscal 2005 Acquisitions

During fiscal 2004 we acquired Saf-T-Pak, Dyped, Biolab and Mar Cor. Since these acquisitions occurred in fiscal 2004, the results of operations of these acquired companies are included in our operating results for fiscal 2005, the portion of fiscal 2004 subsequent to the dates of the respective acquisitions and are excluded from our operating results for fiscal years prior to 2004.

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

Saf-T-Pak

On June 1, 2004, we acquired all of the issued and outstanding stock of Saf-T-Pak, a private company located in Edmonton, Alberta, Canada with pre-acquisition annual revenues of approximately $5,000,000 and pre-acquisition annual operating income of approximately $1,800,000 for its latest pre-acquisition fiscal year ended August 31, 2003. Saf-T-Pak is a designer and manufacturer of specialized packaging for the safe transport of infectious and biological specimens. Saf-T-Pak also offers a full array of compliance training services ranging from software and internet sessions to group seminars and private on-site programs.

The total consideration for the transaction, including transaction costs, was approximately $8,522,000. Under the terms of the purchase agreement, we may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,094,000 for the thirty-eight month period ending July 31, 2007, based upon Saf-T-Pak achieving specified targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of July 31, 2005, none of the additional purchase price had been earned.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Net Assets	Allocation
Current assets	$1,341,000
Property and equipment, net	54,000
Non-amortizable intangible assets - trade names (indefinite life)	666,000
Amortizable intangible assets:
Current technology (9-year weighted average life)	2,035,000
Customer relationships (5-year weighted average life)	1,119,000
Total amortizable intangible assets (7-year weighted average life)	3,154,000
Current liabilities	(584,000)
Noncurrent deferred income tax liabilities	(1,411,000)
Net assets acquired	$3,220,000

The excess purchase price of $5,302,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our Specialty Packaging reporting segment.

The reasons for the acquisition of Saf-T-Pak were as follows: (i) the opportunity to expand and diversify our infection prevention and control business; (ii) the opportunity for Cantel to enter into the specialized packaging market for the transport of infectious and biological substances, which is a market that has undergone recent government regulatory changes creating attractive market dynamics; and (iii) the expectation that the acquisition will be accretive to our earnings per share.

Selected unaudited pro forma consolidated statements of income data assuming Saf-T-Pak was included in our results of operations as of the beginning of the years ended 2004 and 2003 is as follows:

	Year Ended July 31,
	2005	2004	2003

Net sales	$197,402,000	$173,584,000	$134,036,000
Net income	$15,505,000	$11,083,000	$8,419,000
Earnings per share:
Basic	$1.05	$0.78	$0.61
Diluted	$0.96	$0.73	$0.57
Weighted average common shares:
Basic	14,830,000	14,188,000	13,901,000
Diluted	16,208,000	15,244,000	14,773,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the acquisition actually occurred at the beginning of fiscal 2004 and 2003, nor does it necessarily indicate the combined company’s future operating results.

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

Dyped

On September 12, 2003, we acquired the endoscope reprocessing systems and infection control technologies of Dyped, a private company based in The Netherlands. The total consideration for the transaction, including transaction costs, was approximately $1,812,000 and included a note payable in five annual installments with a present value of approximately $1,211,000 (with a face value of $1,505,000). We agreed to pay additional purchase price of approximately $557,000 over a three year period contingent upon the achievement of certain research and development objectives. However, as of July 31, 2005, none of the additional purchase price had been earned and only

$243,000 may be earned contingent upon the achievement of the remaining research and development objectives. The primary reason for the acquisition of Dyped was to expand Minntech’s technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with European standards and market requirements.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Net Assets	Allocation
Current assets	$503,000
Property and equipment, net	14,000
Amortizable intangible assets:
Current technology (8-year life)	585,000
Customer relationships (4-year life)	79,000
Total amortizable intangible assets (7.5-year weighted averge life)	664,000
Current liabilities	(777,000)
Long-term liabilities	(232,000)
Net assets acquired	$172,000

The excess purchase price of $1,640,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our Endoscope Reprocessing reporting segment.

For fiscal 2005, the acquisition of Dyped contributed $1,521,000 to our net sales and had an insignificant impact upon net income. For the portion of fiscal 2004 subsequent to its acquisition, Dyped had an insignificant impact upon net sales and net income. However, the majority of our research and development expenses for fiscal 2005 and 2004 were attributable to the Dyped product line. Additionally, such research and development expenses contributed to the overall loss at Minntech’s Netherlands facility for which no corresponding tax benefit was recorded, as described in note 9 to the Consolidated Financial Statements.

Biolab

On August 1, 2003, we acquired all of the issued and outstanding stock of Biolab, a private company in the water treatment industry with historical pre-acquisition annual revenues of approximately $10,000,000. Biolab designs, manufactures, sells and provides maintenance and installation services for high purity water systems for the medical, pharmaceutical, biotechnology, research, beverage and semiconductor industries. Biolab has locations in suburban Toronto and suburban Montreal, Canada.

The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $7,876,000. Under the terms of the purchase agreement, we may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,000,000 for the three year period ending July 31, 2006, based upon Biolab achieving specified targets of EBITDA. As of July 31, 2005, none of the additional purchase price had been earned.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Net Assets	Allocation
Current assets	$4,230,000
Property and equipment, net	590,000
Non-amortizable intangible assets - trademarks and tradenames (indefinite life)	762,000
Amortizable intangible assets:
Current technology (10-year life)	339,000
Customer relationships (10-year life)	664,000
Total amortizable intangible assets (10-year weighted averge life)	1,003,000
Other assets	5,000
Current liabilities	(1,966,000)
Long-term liabilities	(1,181,000)
Net assets acquired	$3,443,000

The excess purchase price of $4,433,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our Water Purification and Filtration reporting segment.

Mar Cor

On August 1, 2003, we acquired all of the issued and outstanding stock of Mar Cor, a private company in the water treatment industry with historical pre-acquisition annual revenues of approximately $10,000,000. Mar Cor, based in suburban Philadelphia, Pennsylvania with locations in Atlanta and Chicago, is primarily a service-oriented company providing design, installation, service and maintenance, training and supplies for water and fluid treatment systems to the medical, research, and pharmaceutical industries.

The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $8,215,000.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Net Assets	Allocation
Current assets	$3,254,000
Property and equipment, net	947,000
Non-amortizable intangible assets - trademarks and tradenames (indefinite life)	834,000
Amortizable intangible assets:
Customer relationships (10-year life)	480,000
Covenant-not-to-compete (3-year life)	169,000
Total amortizable intangible assets (8-year weighted averge life)	649,000
Other assets	17,000
Current liabilities	(2,094,000)
Long-term liabilities	(636,000)
Net assets acquired	$2,971,000

The excess purchase price of $5,244,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our Water Purification and Filtration reporting segment.

The reasons for the acquisitions of Biolab and Mar Cor were as follows: (i) the overall strategic fit of water treatment with our existing dialysis and filtration technology businesses; (ii) the opportunity to grow our existing businesses and the water treatment business by combining Minntech’s sales, marketing, and product development capabilities with Mar Cor’s regional field service organization and Biolab’s water treatment equipment design and manufacturing expertise; (iii)  the opportunity to expand and diversify our infection prevention and control business, particularly within the pharmaceutical and biotechnology industries; and (iv) the expectation that the acquisitions would be accretive to the our earnings per share.

4.             Inventories

A summary of inventories is as follows:

	July 31,
	2005	2004

Raw materials and parts	$6,284,000	$6,632,000
Work-in-process	2,915,000	2,065,000
Finished goods	12,933,000	13,756,000
Total	$22,132,000	$22,453,000

5.             Financial Instruments

We account for derivative instruments and hedging activities in accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings.

Carsen purchases and pays for a substantial portion of its products in United States dollars and sells its products in Canadian dollars, and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $24,350,000 (United States dollars) at July 31, 2005 ($18,600,000 at July 31, 2004) and cover a substantial portion of Carsen’s projected purchases of inventories through July 2006.

In addition, changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to €3,715,000 at July 31, 2005 (€4,093,000 at July 31, 2004) which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on August 31, 2005. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During fiscal 2005 and 2004, such forward contracts were effective in offsetting most of the adverse impact of the strengthening of the euro on our results of operations.

All of our foreign currency forward contracts are designated as hedges in accordance with SFAS 133. Recognition of gains and losses related to the foreign currency forward contracts is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. At July 31, 2005, Carsen’s cash flow hedge instrument was recorded in accrued expenses and Minntech’s Netherlands subsidiary’s fair value hedge instrument was recorded in prepaid expenses and other current assets. We do not hold any derivative financial instruments for speculative or trading purposes.

The fair value of Carsen’s foreign currency forward contracts was approximately $24,210,000 and $18,341,000 at July 31, 2005 and 2004, respectively, based upon quoted market prices as provided by the financial institution which is a party to the contracts.

As of July 31, 2005 and 2004, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. We believe that as of July 31, 2005, the fair value of our outstanding borrowings under our credit facilities approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

6.             Intangibles and Goodwill

Our intangible assets which continue to be subject to amortization consist primarily of technology, customer relationships, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years as of July 31, 2005. Amortization expense related to intangible assets was $1,620,000, $1,282,000 and $860,000 for fiscal 2005, 2004 and 2003, respectively. Intangible assets acquired in conjunction with recent acquisitions are more fully described in note 3 to the Consolidated Financial Statements. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	July 31, 2005
		Accumulated
	Gross	Amortization	Net
Intangible Assets with finite lives:
Technology	$8,404,000	$(2,034,000)	$6,370,000
Customer relationships	5,287,000	(2,203,000)	3,084,000
Non-compete agreements	169,000	(113,000)	56,000
Patents and other registrations	384,000	(39,000)	345,000
	14,244,000	(4,389,000)	9,855,000
Trademarks and tradenames	3,462,000	—	3,462,000
Total intangible assets	$17,706,000	$(4,389,000)	$13,317,000

	July 31, 2004
		Accumulated
	Gross	Amortization	Net
Intangible Assets with finite lives:
Technology	$7,901,000	$(1,297,000)	$6,604,000
Customer relationships	5,114,000	(1,410,000)	3,704,000
Non-compete agreements	169,000	(56,000)	113,000
Patents and other registrations	155,000	(13,000)	142,000
	13,339,000	(2,776,000)	10,563,000
Trademarks and tradenames	3,334,000	—	3,334,000
Total intangible assets	$16,673,000	$(2,776,000)	$13,897,000

Estimated annual amortization expense of our intangible assets for the next five years is as follows:

Year Ending July 31,

2006	$1,685,000
2007	1,628,000
2008	1,443,000
2009	1,123,000
2010	925,000

Goodwill changed during fiscal 2005 and 2004 as follows:

				Water
		Endoscopy	Endoscope	Purification		Total
	Dialysis	and Surgical	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2003	$9,074,000	$195,000	$4,474,000	$1,494,000	$1,161,000	$16,398,000
Acquisitions			1,640,000	9,677,000	5,302,000	16,619,000
Adjustments primarily relating to income tax exposure of acquired businesses	(116,000)			(80,000)		(196,000)
Foreign currency translation		12,000	131,000	230,000	136,000	509,000
Balance, July 31, 2004	8,958,000	207,000	6,245,000	11,321,000	6,599,000	33,330,000
Adjustments primarily relating to income tax exposure of acquired businesses	(543,000)			(285,000)	(59,000)	(887,000)
Foreign currency translation		18,000	13,000	401,000	468,000	900,000
Balance, July 31, 2005	$8,415,000	$225,000	$6,258,000	$11,437,000	$7,008,000	$33,343,000

On July 31, 2005 and 2004, we performed impairment studies of the Company’s goodwill and trademark and tradenames and concluded that such assets were not impaired.

7.             Warranties

A summary of activity in the warranty reserves follows:

	Year Ended July 31,
	2005	2004

Beginning balance	$658,000	$353,000
Provisions	746,000	1,137,000
Charges	(827,000)	(886,000)
Foreign currency translation	4,000	1,000
Acquisitions	—	53,000
Ending Balance	$581,000	$658,000

The warranty provisions and charges during fiscal 2005 and 2004 relate principally to the Company’s endoscope reprocessing products.

8.             Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of United States lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to replace our existing United States credit facilities. The 2005 U.S. Credit Facilities include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $35.0 million senior secured revolving credit facility. In addition, we agreed to repay the July 31, 2005 outstanding borrowings of $15,750,000 under our original term loan facility within ninety (90) days from the closing. In October 2005, such amount was repaid primarily through the repatriation of funds from our foreign subsidiaries. Amounts we repay under the term loan facility may not be re-borrowed.

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to EBITDA. At September 19, 2005, the lender’s base rate was 6.5% and the LIBOR rates ranged from 2.96% to 4.22%. The margins applicable to our outstanding borrowings at September 19, 2005 were 0.75% above the lender’s base rate and 2.0% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at September 19, 2005. The U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries.

We also have a $3,000,000 (United States dollars) Canadian-based senior secured revolving credit facility with a Canadian bank (the “Canadian Credit Facility”) available for Carsen’s future working capital requirements. The Canadian Credit Facility, which has a maturity date of July 31, 2006, provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; bears interest at rates ranging from 0.13% to 1.38% above the lender’s base rate (which was 4.25% at September 19, 2005), or 1.75% to 3.0% above LIBOR, depending upon Carsen’s ratio of debt to EBITDA; requires us to meet certain financial covenants; and is secured by substantially all assets of Carsen and Biolab. As of July 31, 2005, we had no outstanding borrowings under the Canadian Credit Facility and we do not expect to have any significant borrowings during fiscal 2006. We were also in compliance with the financial covenants under the Canadian Credit Facility at July 31, 2005.

The 2005 U.S. Credit Facilities amended the existing credit facilities which included (i) a $25,000,000 senior secured amortizing term loan facility and (ii) a $17,500,000 United States-based senior secured revolving credit facility. On July 31, 2005, we had $15,750,000 outstanding under the term loan facility and no outstanding borrowings under the revolving credit facility. The outstanding borrowing under the term loan facility bore interest that ranged from 3.27% to 3.96% at July 31, 2005. On August 1, 2005 (the beginning of fiscal 2006), approximately $380,000 of debt issuance costs existing at July 31, 2005 was charged to interest expense since such costs were associated with the original United States term facility. Such debt issuance costs were included in other assets at July 31, 2005. New debt issuance costs of approximately $610,000 related to the amended term loan facility were also charged to interest expense on August 1, 2005. We were in compliance with the financial covenants under the U.S. credit facilities at July 31, 2005.

The maturities of the 2005 U.S. Credit Facilities are described in note 10 to the Consolidated Financial Statements.

9.             Income Taxes

The consolidated effective tax rate was 38.3%, 38.5% and 35.2% for fiscal 2005, 2004, and 2003, respectively, and reflects income tax expense for our United States and international operations at their respective statutory rates.

The provision for income taxes consists of the following:

	Year Ended July 31,
	2005		2004		2003
	Current	Deferred	Current	Deferred	Current	Deferred

United States:
Federal	$1,269,000	$2,735,000	$183,000	$2,842,000	$356,000	$734,000
State	778,000	11,000	434,000	(65,000)	293,000	120,000
Canada	4,980,000	(296,000)	3,327,000	(175,000)	1,973,000	7,000
Netherlands	—	(24,000)	—	(30,000)	658,000	—
Japan	174,000	—	144,000	—	15,000	149,000
Total	$7,201,000	$2,426,000	$4,088,000	$2,572,000	$3,295,000	$1,010,000

The geographic components of income from operations before income taxes are as follows:

	Year Ended July 31,
	2005	2004	2003

United States	$12,847,000	$8,769,000	$3,856,000
Canada	13,295,000	8,708,000	5,280,000
Netherlands	(1,397,000)	(483,000)	2,715,000
Japan	387,000	320,000	364,000
Total	$25,132,000	$17,314,000	$12,215,000

The effective tax rate differs from the United States statutory tax rate (34%) due to the following:

	Year Ended July 31,
	2005	2004	2003

Expected statutory tax	$8,545,000	$5,887,000	$4,153,000
Differential attributable to foreign operations:
Canada	163,000	190,000	185,000
Netherlands	451,000	134,000	(265,000)
Japan	43,000	35,000	40,000
State and local taxes	521,000	230,000	261,000
Extraterritorial income exclusion	(85,000)	(39,000)	(55,000)
Tax reserve provision	(30,000)	232,000	—
Other	19,000	(9,000)	(14,000)
Total	$9,627,000	$6,660,000	$4,305,000

Deferred income tax assets and liabilities are comprised of the following:

	Year Ended July 31,
	2005	2004

Current deferred tax assets:
Accrued expenses	$1,640,000	$1,744,000
Inventories	1,418,000	985,000
Allowance for doubtful accounts	128,000	77,000
Alternative minimum tax credit	236,000	—
Prepaids and other	23,000	—
Domestic NOLs	151,000	—
	3,596,000	2,806,000

Current deferred tax liabilities:
Accounts receivable	(824,000)	—
	(824,000)	—
Net current deferred tax assets	$2,772,000	$2,806,000

Non-current deferred tax assets:
Goodwill	$188,000	$230,000
Other long-term liabilities	725,000	632,000
Domestic NOLs	—	2,605,000
Foreign NOLs	—	75,000
	913,000	3,542,000
Non-current deferred tax liabilities:
Property and equipment	(3,102,000)	(2,926,000)
Intangible assets	(4,441,000)	(5,473,000)
Cumulative translation adjustment	(1,919,000)	(920,000)
Tax on unremitted foreign earnings	(1,756,000)	(1,756,000)
	(11,218,000)	(11,075,000)
Net non-current deferred tax liabilities	$(10,305,000)	$(7,533,000)

Deferred tax assets and liabilities have been adjusted for changes in statutory tax rates as appropriate. Such changes only have a significant impact in the United States where substantially all of our deferred tax items exist. Such deferred tax items reflect a combined U.S. Federal and state effective rate of approximately 37% for fiscal 2005.

For domestic tax reporting purposes, our NOLs are approximately $387,000 at July 31, 2005 and we expect such NOLs to be fully utilized during fiscal 2006. The NOLs presented are based upon the tax returns as filed through fiscal 2004, as well as an estimate of fiscal 2005 taxable income, and are subject to examination by the Internal Revenue Service.

A portion of the undistributed earnings of our foreign subsidiaries amounting to approximately $22,000,000 was considered to be indefinitely reinvested at July 31, 2005. Accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) became law. The Act creates a one-time tax incentive for United States corporations to repatriate accumulated income earned abroad by providing a tax deduction equal to 85% of the dividends received for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position 109-2, which provided interpretative guidance in connection with accounting for the impact of the Act, due to the lack of clarification of the provisions within the Act and the timing of enactment. We are in the process of evaluating the impact of the Act and are unable to reasonably estimate the income tax effect or range of income tax effects, if any. However, we believe additional income tax, if any, will be minimal. The vast majority of our unrepatriated earnings relate to our Canadian operations. Since our United States and Canadian tax rates are similar, any United States income taxes will likely be offset by tax credits. However, the determination of the amount of available tax credits are subject to a highly complex series of calculations and expense allocations and it is impractical to estimate the net income tax consequences. We expect to complete this evaluation during fiscal 2006.

We had income tax reserves totaling $1,400,000 and $2,200,000 at July 31, 2005 and 2004, respectively. Such amounts were recorded in income taxes payable.

10.          Commitments and Contingencies

Long-term contractual obligations

Aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	July 31,
	(Amounts in thousands)
	2006	2007	2008	2009	2010	Thereafter	Total
Maturities of the credit facilities	$15,750	$—	$—	$—	$—	$—	$15,750
Expected interest payments under the credit facilities (1)	156	—	—	—	—	—	156
Minimum commitments under noncancelable operating leases	1,835	1,084	761	634	409	1,901	6,624
Minimum commitments under noncancelable capital leases	32	14	—	—	—	—	46
Note payable - Dyped	182	515	607	—	—	—	1,304
Deferred compensation and other	130	128	120	114	481	1,334	2,307
Employment agreements	2,563	3,328	488	105	110	237	6,831
Minimum purchase requirements under the Olympus Agreement	23,500	—	—	—	—	—	23,500
Total contractual obligations	$44,148	$5,069	$1,976	$853	$1,000	$3,472	$56,518

(1)          The expected interest payments under the credit facilities reflect an interest rate of 3.95%, which was our interest rate on outstanding borrowings at July 31, 2005.

Excluded from the July 31, 2005 amounts are Crosstex’s contractual obligations as of August 1, 2005 (the date of the Crosstex acquisition), as well as the repayment terms under the credit facilities as amended on August 1, 2005.

Including such items, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	July 31,
	(Amounts in thousands)
	2006	2007	2008	2009	2010	Thereafter	Total
Maturities of the credit facilities	$17,750	$4,000	$6,000	$8,000	$10,000	$38,300	$84,050
Expected interest payments under the credit facilities (2)	4,327	3,952	3,647	3,218	2,665	2,045	19,854
Minimum commitments under noncancelable operating leases	2,512	1,824	1,381	1,230	652	2,543	10,142
Minimum commitments under noncancelable capital leases	32	14	—	—	—	—	46
Note payable - Dyped	182	515	607	—	—	—	1,304
Deferred compensation and other	130	128	120	114	481	1,334	2,307
Employment agreements	3,463	4,228	1,388	105	110	237	9,531
Minimum purchase requirements under the Olympus Agreement	23,500	—	—	—	—	—	23,500
Total contractual obligations	$51,896	$14,661	$13,143	$12,667	$13,908	$44,459	$150,734

(2)          The expected interest payments under the credit facilities reflect interest rates of 6.04% and 6.20%, which were the actual interest rates on our outstanding borrowings under our term loan facility and revolving credit facility, respectively, in August 2005. In determining such interest payments, an assumption was made that the entire outstanding borrowings under our revolving credit facility would remain outstanding until the expiration of the facility on August 1, 2010. However, repayments under our revolving credit facility may occur earlier.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for some of our manufacturing facilities, warehouses, office space and equipment.

Four of the more significant leases that contain escalation clauses are two building leases for our Water Purification and Filtration business and two building leases for Crosstex. The two Water Purification and Filtration building leases are for the United States headquarters in suburban Philadelphia and the Canadian headquarters in suburban Toronto. The lease for the Philadelphia building provides for monthly base rent of approximately $14,800 during fiscal 2006 and escalates annually to approximately $18,200 in fiscal 2016 when it expires. The Toronto building lease provides for monthly base rent of approximately $9,200 during fiscal 2006 through fiscal 2009 and escalates to approximately $10,200 in fiscal 2010. The Burlington building lease expires in fiscal 2015. Both the Philadelphia and Toronto building leases are guaranteed by Cantel. Additionally, Crosstex has two significant building leases with escalation clauses that are both used for manufacturing and warehousing. One building lease in Sharon, Pennsylvania provides for monthly base rent of approximately $5,600 during fiscal 2006 and escalates annually to approximately $9,400 in fiscal 2015 when it expires. This facility is owned by an entity controlled by three of the former owners of Crosstex (who currently serve as officers of Crosstex). The other building lease in Lawrenceville, Georgia provides for monthly base rent of approximately $8,400 during fiscal 2006 and escalates annually to approximately $11,800 in fiscal 2011 when it expires.

Rent expense (excluding Crosstex) related to operating leases was recorded on a straight-line basis and aggregated $2,322,000, $1,967,000 and $1,339,000 for fiscal 2005, 2004 and 2003, respectively.

Capital leases

Minimum commitments under capital leases are for four trucks used in our Water Purification and Filtration business. The aggregate cost of the four trucks was approximately $122,000. At July 31, 2005 and 2004, the net book value included in property and equipment was approximately $41,000 and 69,000, respectively.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At July 31, 2005, approximately $1,304,000 of this note was outstanding using the exchange rate on July 31, 2005. Such note is non-interest bearing and has been recorded at its present value of $1,150,000 at July 31, 2005. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Olympus-Carsen distribution agreements

The majority of Carsen’s sales of endoscopy products and scientific products related to microscopy are distributed pursuant to an agreement with Olympus America Inc. (the “Olympus Agreement”), and the majority of Carsen’s sales of surgical products and scientific products related to industrial technology equipment are distributed pursuant to an agreement with Olympus Surgical & Industrial America, Inc. (the “Olympus Industrial Agreement”)(collectively the “Olympus Agreements”), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada. Carsen was subject to minimum purchase requirements under the Olympus Agreement during the contract year ended March 31, 2005, which Carsen satisfied. Carsen is subject to a minimum purchase requirement of $23,500,000 for the contract year ending March 31, 2006. There are no minimum purchase requirements under the Olympus Industrial Agreement.

In July 2005 we entered into an agreement with Olympus under which, effective July 31, 2006, Carsen will no longer serve as the Canadian distributor of Olympus products. Under the agreement, the Olympus Agreements will be extended to and expire on July 31, 2006 and will not be extended beyond such date. Carsen’s operations will remain an important contributor to our results of operations through the end of fiscal 2006.

Olympus will pay us $6,000,000 in cash in consideration for Carsen’s transfer to Olympus of customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and for Carsen’s release of Olympus’s contractual restriction on hiring Carsen personnel. In addition, we will assist Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus products in Canada. Olympus will also acquire Carsen’s inventory of Olympus products as of July 31, 2006. The $6,000,000 payable by Olympus is due in three installments, $1,500,000 on August 1, 2005 (which payment has been received), $1,500,000 on January 31, 2006 and $3,000,000 on July 31, 2006. However, the $6,000,000 will not be recognized as revenue until July 31, 2006, the date at which all of our obligations will be fulfilled, even though certain related costs such as severance will be recorded throughout fiscal 2006. During fiscal 2005, approximately $80,000 of severance was recorded in selling and general and administrative expenses.

Net proceeds from the termination of Carsen’s Olympus distribution business are projected to total approximately $15,000,000. Such net proceeds will consist of the $6,000,000 to be paid by Olympus and proceeds from the sale of inventory and collection of receivables, less satisfaction of liabilities, severance costs, continuing lease obligations and other wind-down costs. Management’s projection of net proceeds is an estimate based on inventory, receivables and liabilities at July 31, 2005 and assumptions for potential wind-down costs, but without taking into account any Canadian or United States income tax implications.

Under the agreement with Olympus, we have agreed not to manufacture, distribute, sell or represent for sale in Canada through July 31, 2007 any products that are competitive with the Olympus products covered by the Olympus Agreements.

The net sales and operating income attributable to Carsen’s business (inclusive of both Olympus and non-Olympus business, but exclusive of the sale of Medivators reprocessors) constitute the entire Endoscopy and Surgical reporting segment and Scientific operating segment, which is included within the All Other reporting segment.

Operating segment information attributable to Carsen’s business is summarized below:

	Fiscal Year Ended July 31,
	2005	2004	2003

Net sales:
Endoscopy and Surgical	$41,469,000	$34,611,000	$24,055,000
Endoscope Reprocessing	3,269,000	2,415,000	1,960,000
Scientific (included in All Other)	17,187,000	11,118,000	10,254,000
Total	$61,925,000	$48,144,000	$36,269,000

Operating income:
Endoscopy and Surgical	$10,004,000	$8,400,000	$460,000
Endoscope Reprocessing	747,000	478,000	223,000
Scientific (included in All Other)	1,207,000	161,000	751,000
Total	$11,958,000	$9,039,000	$1,434,000

During fiscal 2005 and 2004, total net sales of Carsen were $61,925,000 and $48,144,000, respectively, which accounted for approximately 31% and 28% of our consolidated net sales during those fiscal years. Approximately 80% of Carsen’s net sales were attributable to its Olympus distribution and service businesses. Operating income of Carsen in fiscal 2005 and 2004 was $11,958,000 and $9,039,000, respectively, or approximately 38% and 40% of our consolidated operating income before general corporate expenses and interest expense.

We are currently evaluating Carsen’s remaining non-Olympus product lines, most of which are aligned with Olympus products, to determine their viability without Carsen’s Olympus business. There can be no assurance that any of such product lines, with the exception of the Medivators endoscope reprocessors, will be continued after July 31, 2006, or if continued will be profitable or commercially viable.

In July 2005, we reviewed Carsen’s assets for potential impairment and concluded that certain assets primarily associated with the cancelled installation of a new computer system were impaired. As a result, we recorded a $338,000 impairment charge in fiscal 2005. We determined the remainder of Carsen’s assets were not impaired since the individual fair values exceeded their carrying values. Additionally, we expect to incur certain costs associated with the termination of the Olympus Agreements, including severance costs, continuing lease obligations and other wind-down costs; however at this time it is not possible to precisely estimate the amount of such costs. In any event, we do not expect costs associated with the termination of the Olympus Agreements to exceed the $6,000,000 in cash consideration that will be paid by Olympus.

In July 31, 2005, approximately $1,731,000 of non-current lease receivables (relating to certain sales of endoscopy and surgical equipment to customers who pay on a cost per procedure basis) and approximately $621,000 of samples and medical loaners were reclassified to accounts receivable and inventories, respectively, since Olympus has agreed to purchase the recorded book value of such assets on July 31, 2006. Such assets were recorded in other assets at July 31, 2004.

Minntech - Olympus distribution agreement

The Medivators Agreement grants Olympus the exclusive right to distribute the majority of our endoscope reprocessing products and related accessories and supplies in the United States and Puerto Rico. The Medivators Agreement expires on August 1, 2006. All equipment sold by Olympus pursuant to this agreement bears both the “Olympus” and “Medivators” trademarks. Net sales to Olympus accounted for 8.2%, 9.7% and 10.4% of our net sales in fiscal 2005, 2004 and 2003, respectively.

The Medivators Agreement provides for minimum purchase requirements during each contract year, which if not met give us the option to terminate the agreement. Although sales to Olympus declined slightly during the contract year ended July 31, 2005, Olympus achieved its minimum purchase requirements in such contract year. Despite this decline, we believe that Olympus’ domestic distribution capabilities have historically provided us with the broadest distribution and profit potential for our endoscope reprocessing products.

With the Medivators Agreement due to expire on August 1, 2006, we have initiated discussions with Olympus regarding the potential renewal of the agreement. Concurrently, we will evaluate and determine whether to extend the agreement with Olympus, seek a new third party distributor, or directly undertake the distribution function after August 1, 2006. If we do not agree to renew the distribution agreement with Olympus or, if offered, Olympus fails to renew the agreement, we will then be required to engage a new distributor or establish our own direct distribution system in the United States.

11.          Stockholders’ Equity

We issued 5,095,000 additional shares in connection with a three-for-two stock split. This 50% stock dividend was paid on January 12, 2005 to stockholders of record on January 5, 2005. The effect of the stock split has been recognized retroactively throughout this report.

1997 Employee Plan

A total of 3,750,000 shares of Common Stock was reserved for issuance or available for grant under our 1997 Employee Stock Option Plan, as amended, through October 15, 2007. Options under this plan:

• are granted at the market price at the time of the grant,

• are granted primarily as incentive stock options (although non-incentive stock options are permitted),

• are usually exercisable in three or four equal annual installments, and

• typically expire five years from the date of the grant.

This plan was amended in December 2003 to permit the grant of options that do not qualify as incentive stock options. At July 31, 2005, options to purchase 1,982,462 shares of Common Stock were outstanding under the 1997 Employee Plan and 590,343 shares were available for grant. In July 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options, as more fully described in note 2 to the Consolidated Financial Statements.

1991 Directors’ Plan

A total of 450,000 shares of Common Stock was reserved for issuance or available for grant under our 1991 Directors’ Stock Option Plan, which expired in fiscal 2001. All options outstanding at July 31, 2005 under this plan do not qualify as incentive stock options, have a term of ten years and are fully exercisable. At July 31, 2005, options to purchase 79,875 shares of Common Stock were outstanding. No additional options will be granted under this plan.

1998 Directors’ Plan

A total of 450,000 shares of Common Stock was reserved for issuance or available for grant under our 1998 Directors’ Stock Option Plan, as amended. Options under this plan:

• are granted to directors at the market price at the time of grant,

• are granted automatically to each newly appointed or elected director to purchase 15,000 shares,

• are granted annually on the last business day of our fiscal year to each member of our Board of Directors to purchase 1,500 shares (50% are exercisable on the first anniversary of the grant of such options and 50% are exercisable on the second anniversary of the grant of such options),

• are granted quarterly to each member of our Board of Directors to purchase 750 shares (except for directors employed by the Company) who are in attendance at that quarter’s regularly scheduled Board of Directors meeting (100% are exercisable immediately),

• have a term of ten years if granted prior to July 31, 2000 or five years if granted on or after July 31, 2000, and

• do not qualify as incentive stock options.

At July 31, 2005, options to purchase 243,375 shares of Common Stock were outstanding under the 1998 Directors’ Plan and 142,500 shares were available for grant.

Non-plan options

We also have 402,781 non-plan options outstanding at July 31, 2005 which have been granted at the market price at the time of grant and expire up to a maximum of ten years from the date of grant. These non-plan options do not qualify as incentive stock options.

Stock Option Summary

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2002	2,194,488	$5.34
Granted	234,000	7.81
Canceled	(23,052)	7.89
Exercised	(134,159)	3.25
Outstanding at July 31, 2003	2,271,277	5.69
Granted	719,813	9.93
Canceled	(64,545)	9.83
Exercised	(680,895)	5.35
Outstanding at July 31, 2004	2,245,650	7.03
Granted	897,525	20.30
Canceled	(37,221)	12.63
Exercised	(397,461)	7.08
Outstanding at July 31, 2005	2,708,493	$11.35

Exercisable at July 31, 2003	1,425,224	$4.50

Exercisable at July 31, 2004	1,228,364	$5.35

Exercisable at July 31, 2005	2,065,895	$11.81

The following table summarizes additional information related to stock options outstanding at July 31, 2005:

		Options Outstanding			Options Exercisable
			Weighted
			Average
			Remaining	Weighted		Weighted
		Number	Contractual	Average	Number	Average
Range of Exercise		Outstanding	Life	Exercise	Exercisable	Exercise
Prices		at July 31, 2005	(Months)	Price	At July 31, 2005	Price

$ 2.27	- $5.16	688,500	32	$3.07	688,500	$3.07
$ 7.00	- $14.70	1,113,593	32	$9.23	544,119	$9.59
$ 15.23	- $29.49	906,400	54	$20.23	833,276	$20.48
$ 2.27	- $29.49	2,708,493	39	$11.35	2,065,895	$11.81

12.          Accumulated Other Comprehensive Income

Our accumulated other comprehensive income consists of the following:

	July 31,
	2005	2004

Unrealized loss on interest rate cap, net of tax	$—	$(5,000)
Unrealized loss on currency hedging, net of tax	(90,000)	(166,000)
Accumulated translation adjustment, net of tax	5,711,000	3,316,000
	$5,621,000	$3,145,000

13. Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the year.

Diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our Common Stock for the year.

The calculations of weighted average common shares and earnings per share for all periods presented reflect the January 2005 stock split, as described in notes 1 and 11 to the Consolidated Financial Statements.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended July 31,
	2005	2004	2003

Numerator for basic and diluted earnings per share:
Net income	$15,505,000	$10,654,000	$7,910,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	14,830,318	14,187,603	13,901,438

Dilutive effect of options using the treasury stock method and the average market price for the year	1,377,423	1,056,554	871,375

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,207,741	15,244,157	14,772,813

Basic earnings per share	$1.05	$0.75	$0.57

Diluted earnings per share	$0.96	$0.70	$0.54

14.          Retirement Plans

We have a 401(k) Savings and Retirement Plan for the benefit of eligible United States employees. Contributions by the Company are both discretionary and non-discretionary and are limited in any year to the amount allowable by the Internal Revenue Service.

Carsen has a profit-sharing plan for the benefit of its eligible Canadian employees. Contributions by Carsen are discretionary and aggregate contributions are limited in any year to the amount allowable as a deduction in computing taxable income.

Aggregate employer contributions under these plans were $1,251,000, $681,000 and $579,000 for fiscal 2005, 2004 and 2003, respectively. The increase in employer contributions in fiscal 2005, compared with fiscal 2004 and 2003, was primarily due to the Company providing discretionary contributions in fiscal 2005 to eligible United States employees primarily in our Dialysis, Endoscope Reprocessing and Therapeutic reporting segments. No such discretionary contributions were given in fiscal 2004 and 2003.

15.          Supplemental Cash Flow Information

Interest paid was $991,000, $1,093,000 and $1,275,000 for fiscal 2005, 2004 and 2003, respectively.

Income tax payments were $6,587,000, $2,750,000 and $4,963,000 for fiscal 2005, 2004 and 2003, respectively.

Included in the fiscal 2003 income tax payments are overpayments of foreign taxes which were refunded to the Company in fiscal 2004. Such refunds were included in the fiscal 2004 income tax payments above.

16.                               Information as to Operating Segments and Foreign and Domestic Operations

We are a leading provider of infection prevention and control products in the healthcare market. Our products include specialized medical device reprocessing systems for renal dialysis and endoscopy, dialysate concentrates and other dialysis supplies, endoscopy and surgical products, water purification equipment, sterilants, disinfectants and cleaners, hollow fiber membrane filtration and separation products for medical and non-medical applications, and specialty packaging for infectious and biological specimens. We also sell scientific instrumentation products, provide technical maintenance for our products and offer compliance training services for the transport of infectious and biological specimens.

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and operating income.

During fiscal 2005, as part of our acquisition integration plan, we combined our two water treatment companies, Biolab and Mar Cor, and a portion of the non-medical filter business of Minntech’s filtration technologies group, to form a single business operation known as Mar Cor

Purification. As a result of this restructuring, we have modified our reporting segments to reflect the way we manage, allocate resources and measure the performance of our business. Commencing with the fiscal year ended July 31, 2005, the operations of Mar Cor Purification, together with the portion of the non-medical filter business of Minntech’s filtration technologies group remaining with Minntech, are being reported in a new reporting segment, Water Purification and Filtration. The medical filter business of Minntech’s filtration technologies group is being reported in a new operating segment, Therapeutic Filtration, which is included in the All Other reporting segment. The Biolab and Mar Cor businesses were previously reported as the Water Treatment reporting segment, and Minntech’s entire filtration technologies group was previously reported as the Filtration and Separation reporting segment. All prior period segment results have been restated to reflect this change.

The Company’s segments are as follows:

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

Endoscopy and Surgical, which includes diagnostic and therapeutic medical equipment such as flexible and rigid endoscopes, surgical equipment and related accessories that are sold to hospitals. Additionally, this segment includes technical maintenance service on its products.

Endoscope Reprocessing, which includes endoscope disinfection equipment and related accessories and supplies that are sold to hospitals, clinics and physicians. Additionally, this segment includes technical maintenance service on its products.

Water Purification and Filtration, which includes water purification equipment design and manufacturing, project management, installation, maintenance, deionization and mixing systems, as well as hollow fiber filter devices and ancillary products for high-purity fluid and separation applications for the medical, pharmaceutical, biotechnology, research, beverage and semiconductor industries. Additionally, this segment includes cold sterilant products used to disinfect high-purity water systems.

All Other

In accordance with quantitative thresholds established by SFAS 131, we have combined the Scientific, Specialty Packaging, and Therapeutic operating segments into the All Other reporting segment.

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

Therapeutic Filtration, which includes hollow fiber filter devices and ancillary products for use in medical applications that are sold to biotech manufacturers and third-party distributors.

Since the acquisitions of Biolab, Mar Cor, Dyped and Saf-T-Pak occurred in fiscal 2004, the results of operations of these acquired companies are included in the accompanying segment information for fiscal 2005, the portion of fiscal 2004 subsequent to the dates of the respective acquisitions and are excluded from the accompanying segment information for fiscal 2003.

The operating segments follow the same accounting policies used for our Consolidated Financial Statements as described in note 2.

Information as to operating segments is summarized below:

	Year Ended July 31,
	2005	2004	2003

Net sales:
Dialysis	$65,457,000	$60,810,000	$59,507,000
Endoscopy and Surgical	41,469,000	34,611,000	24,055,000
Endoscope Reprocessing	30,278,000	25,952,000	20,326,000
Water Purification and Filtration	29,111,000	29,715,000	8,542,000
All Other	31,087,000	18,905,000	16,827,000
Total	$197,402,000	$169,993,000	$129,257,000

Operating Income:
Dialysis	$8,081,000	$6,702,000	$6,513,000
Endoscopy and Surgical	10,004,000	8,404,000	4,600,000
Endoscope Reprocessing	5,085,000	3,469,000	1,216,000
Water Purification and Filtration	2,711,000	2,949,000	2,277,000
All Other	5,180,000	1,099,000	1,692,000
	31,061,000	22,623,000	16,298,000
General corporate expenses	(4,871,000)	(3,727,000)	(2,757,000)
Interest expense, net	(1,058,000)	(1,582,000)	(1,326,000)

Income before income taxes	$25,132,000	$17,314,000	$12,215,000

	Year Ended July 31,
	2005	2004	2003

Identifiable assets:
Dialysis	$36,585,000	$40,930,000	$43,275,000
Endoscopy and Surgical	18,674,000	15,049,000	13,247,000
Endoscope Reprocessing	21,962,000	19,091,000	15,364,000
Water Purification and Filtration	31,328,000	28,341,000	6,947,000
All Other	21,844,000	23,674,000	12,453,000
General corporate, including cash and cash equivalents	33,947,000	19,282,000	18,524,000
Total	$164,340,000	$146,367,000	$109,810,000

Capital expenditures:
Dialysis	$870,000	$728,000	$627,000
Endoscopy and Surgical	483,000	68,000	74,000
Endoscope Reprocessing	390,000	398,000	188,000
Water Purification and Filtration	1,187,000	618,000	86,000
All Other	383,000	104,000	114,000
General corporate	40,000	2,000	6,000
Total	$3,353,000	$1,918,000	$1,095,000

Depreciation and amortization:
Dialysis	$1,841,000	$1,956,000	$2,293,000
Endoscopy and Surgical	135,000	151,000	143,000
Endoscope Reprocessing	638,000	614,000	422,000
Water Purification and Filtration	1,027,000	970,000	282,000
All Other	892,000	434,000	409,000
General corporate	33,000	28,000	27,000
Total	$4,566,000	$4,153,000	$3,576,000

Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

	Year Ended July 31,
	2005	2004	2003

Net sales:
United States	$104,849,000	$97,820,000	$79,360,000
Canada	69,006,000	54,955,000	36,524,000
Asia/Pacific	9,647,000	8,242,000	7,837,000
Europe/Africa/Middle East	7,940,000	6,652,000	4,429,000
Latin America/South America	5,960,000	2,324,000	1,107,000
Total	$197,402,000	$169,993,000	$129,257,000

Total long-lived assets:
United States	$20,116,000	$20,223,000	$21,095,000
Canada	1,703,000	2,852,000	1,286,000
Asia/Pacific	27,000	11,000	2,000
Europe	2,168,000	2,191,000	2,101,000
Total	$24,014,000	$25,277,000	$24,484,000

17.          Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended July 31, 2005 and 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Net sales	$45,342,000	$49,536,000	$50,534,000	$51,990,000
Gross profit	$17,215,000	$18,821,000	$19,523,000	$20,681,000
Income before interest, other income and income taxes	$5,373,000	$6,618,000	$6,739,000	$7,460,000
Net income	$3,107,000	$3,875,000	$3,809,000	$4,714,000
Earnings per share:
Basic (1)	$0.21	$0.26	$0.25	$0.31
Diluted	$0.20	$0.24	$0.23	$0.29

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
Net sales	$36,849,000	$41,096,000	$46,898,000	$45,150,000
Gross profit	$13,173,000	$15,119,000	$17,252,000	$16,912,000
Income before interest, other income and income taxes	$3,229,000	$4,615,000	$5,434,000	$5,618,000
Net income	$1,795,000	$2,573,000	$3,094,000	$3,192,000
Earnings per share:
Basic	$0.13	$0.18	$0.22	$0.22
Diluted (1)	$0.12	$0.17	$0.20	$0.20

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

In November 2003, HDC Medical Inc., a Kentucky corporation, filed a complaint against Minntech in the United States District Court, Western District of Kentucky (Case No. 3:03W-694-S). A motion was granted in our favor to transfer the case to the United States District Court in Minnesota. The plaintiff alleges that Minntech has violated federal antitrust laws, including the Sherman Act and the Clayton Act. In addition to requesting an injunction enjoining Minntech from continuing in alleged unlawful conduct, the plaintiff seeks damages of approximately $6,800,000, as well as punitive damages, additional and/or treble statutory damages, and costs of suit. We believe that we have strong defenses to the claims asserted against us and we intend to vigorously defend the action. The discovery phase has recently closed and we have filed a motion for summary judgment. The hearing on that motion is scheduled for November 9, 2005. The Court will assign a trial ready date after it has ruled on the dispositive motion we filed. We do not expect the trial to occur before February 2006.

CANTEL MEDICAL CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at						Balance
	Beginning					Translation	at End
	of Period	Additions		(Deductions)		Adjustments	of Period

Allowance for doubtful accounts:

Year ended July 31, 2005	$1,372,000	$17,000	(2)	$(678,000	)(3)	$50,000	$761,000

Year ended July 31, 2004	$1,126,000	$504,000	(1)	$(305,000)		$47,000	$1,372,000

Year ended July 31, 2003	$1,041,000	$220,000		$(216,000)		$81,000	$1,126,000

(1)	Includes $145,000 recorded in connection with the purchase accounting for the Biolab, Mar Cor, Dyped and Saf-T-Pak acquisitions, and $359,000 charged to expense during fiscal 2004.

(2)

The significant reduction in additions in fiscal 2005, as compared with fiscal 2004 and 2003, was primarily due to the collection of several large delinquent receivables, which had been reserved in past fiscal years.

(3)	Includes the write-off of a $400,000 receivable that existed at the date of the Minntech acquisition on September 7, 2001.

