Form 10-Q
period 2005-10-31
CANTEL MEDICAL CORP
filed 2005-12-12
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005.

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

Yes ☒    No ☐

Number of shares of Common Stock outstanding as of November 30, 2005: 15,477,387.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$20,950	$33,335
Accounts receivable, net of allowance for doubtful accounts of $736 at October 31 and $761 at July 31	36,272	34,250
Inventories:
Raw materials	9,534	6,284
Work-in-process	3,388	2,915
Finished goods	18,396	12,933
Total inventories	31,318	22,132
Deferred income taxes	2,135	2,772
Prepaid expenses and other current assets	1,979	1,177
Total current assets	92,654	93,666
Property and equipment, net	35,861	22,661
Intangible assets, net	46,091	13,317
Goodwill	67,551	33,343
Other assets	2,074	1,353
	$244,231	$164,340
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$2,500	$15,750
Accounts payable	11,661	10,930
Compensation payable	5,261	4,956
Accrued expenses	6,463	6,018
Deferred revenue	4,165	2,271
Income taxes payable	2,493	2,726
Total current liabilities	32,543	42,651

Long-term debt	63,000	—
Deferred income taxes	24,474	10,305
Other long-term liabilities	2,676	2,758

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 20,000,000 shares; October 31 - 15,909,334 shares issued and 15,463,746 shares outstanding; July 31 - 15,448,941 shares issued and 15,005,382 shares outstanding	1,594	1,545
Additional capital	65,252	57,491
Retained earnings	49,444	45,698
Accumulated other comprehensive income	7,015	5,621
Treasury Stock, at cost; October 31 - 445,588 shares; July 31 - 443,559 shares	(1,767)	(1,729)
Total stockholders’ equity	121,538	108,626
	$244,231	$164,340

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	October 31,
	2005	2004
Net sales:
Product sales	$53,638	$39,827
Product service	6,595	5,515
Total net sales	60,233	45,342

Cost of sales:
Product sales	33,021	24,562
Product service	4,065	3,565
Total cost of sales	37,086	28,127

Gross profit	23,147	17,215

Operating expenses:
Selling	6,417	5,408
General and administrative	8,111	5,450
Research and development	1,220	984
Total operating expenses	15,748	11,842

Income before interest and income taxes	7,399	5,373

Interest expense	1,264	429
Interest income	(212)	(78)

Income before income taxes	6,347	5,022

Income taxes	2,601	1,915

Net income	$3,746	$3,107

Earnings per common share:
Basic	$0.24	$0.21

Diluted	$0.23	$0.20

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2005	2004

Cash flows from operating activities
Net income	$3,746	$3,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,969	1,119
Stock-based compensation expense	405	—
Amortization of debt issuance costs	77	161
Loss on disposal of fixed assets	18	14
Deferred income taxes	(587)	978
Changes in assets and liabilities:
Accounts receivable	2,872	2,504
Inventories	(2,201)	(465)
Prepaid expenses and other current assets	(403)	(661)
Accounts payable and accrued expenses	(194)	(536)
Income taxes payable	(157)	(1,867)
Net cash provided by operating activities	6,545	4,354

Cash flows from investing activities
Capital expenditures	(685)	(698)
Proceeds from disposal of fixed assets	143	—
Acquisition of Crosstex, net of cash acquired	(68,093)	—
Other, net	105	(4)
Net cash used in investing activities	(68,530)	(702)

Cash flows from financing activities
Borrowings under term loan facility for Crosstex acquisition, net of debt issuance costs	39,399	—
Borrowings under revolving credit facility for Crosstex acquisition, net of debt issuance costs	27,635	—
Repayments under term loan facility	(16,250)	(750)
Repayments under revolving credit facility	(2,300)	(3,000)
Proceeds from exercises of stock options	580	398
Net cash provided by (used in) financing activities	49,064	(3,352)

Effect of exchange rate changes on cash and cash equivalents	536	1,012

(Decrease) increase in cash and cash equivalents	(12,385)	1,312
Cash and cash equivalents at beginning of period	33,335	17,862
Cash and cash equivalents at end of period	$20,950	$19,174

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.               Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2005 (the “2005 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet at July 31, 2005 was derived from the audited consolidated balance sheet of Cantel at that date.

Cantel had five operating companies at July 31, 2005 and six operating companies at October 31, 2005 due to the August 1, 2005 acquisition of Crosstex International, Inc. (“Crosstex”). Minntech Corporation (“Minntech”), Carsen Group Inc. (“Carsen”), Mar Cor Purification, Inc. (formerly known as Mar Cor Services, Inc.)(“Mar Cor”), Saf-T-Pak, Inc. (“Saf-T-Pak”) and Crosstex are wholly-owned operating subsidiaries of Cantel. Biolab Equipment Ltd. (“Biolab”) is a wholly-owned operating subsidiary of Carsen. In addition, Minntech has two foreign subsidiaries, Minntech B.V. and Minntech Japan K.K., which serve as Minntech’s bases in Europe and the Asia/Pacific markets, respectively.

On August 1, 2005, Cantel acquired Crosstex, a privately held company headquartered in Hauppauge, New York, as more fully described in note 3 to the condensed consolidated financial statements. Crosstex is a leading manufacturer and reseller of single-use, infection control products used principally in the dental market. For the three months ended October 31, 2005, the Crosstex business is reported in a new reporting segment known as Dental. Because the acquisition of Crosstex was consummated on August 1, 2005, its results of operations are not included in the three months ended October 31, 2004.

Unless the context otherwise requires, references herein to “Cantel,” “us,” “we”, “our,” and the “Company” include Cantel and its subsidiaries.

During fiscal 2005, as part of our acquisition integration plan, we combined our two water treatment businesses, Biolab and Mar Cor, and a portion of the non-medical filter business of Minntech’s filtration technologies group, to form a single business operation known as Mar Cor Purification. As a result of this restructuring, we have modified our reporting segments to reflect the way we manage, allocate resources and measure the performance of our business. Commencing with the fiscal year ended July 31, 2005, the operations of Mar

Cor Purification, together with the portion of the non-medical filter business of Minntech’s filtration technologies group remaining with Minntech, are being reported in a new reporting segment, Water Purification and Filtration. The medical filter business of Minntech’s filtration technologies group is being reported in a new operating segment, Therapeutic Filtration, which is included in the All Other reporting segment. The Biolab and Mar Cor businesses were previously reported as the Water Treatment reporting segment, and Minntech’s entire filtration technologies group was previously reported as the Filtration and Separation reporting segment. All prior period segment results have been restated to reflect this change.

Therefore, we currently operate our business through eight operating segments: Dialysis, Dental, Endoscopy and Surgical, Endoscope Reprocessing, Water Purification and Filtration, Scientific, Specialty Packaging and Therapeutic Filtration. The Scientific, Specialty Packaging and Therapeutic Filtration operating segments are combined in the All Other reporting segment.

In January 2005, we issued 5,095,000 additional shares in connection with a three-for-two stock split. This 50% stock dividend was paid on January 12, 2005 to stockholders of record on January 5, 2005. The effect of the stock split has been recognized retroactively throughout this report.

Note 2.               Stock-Based Compensation

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

The following table shows the allocation of total stock-based compensation expense recognized in the condensed consolidated statements of income for the three months ended October 31, 2005:

Three Months Ended
October 31, 2005

Cost of sales	$25,000
Operating expenses:
Selling	58,000
General and administrative	314,000
Research and development	8,000
Total operating expenses	380,000
Stock-based compensation before income taxes	405,000
Income tax benefits	(93,000)
Total stock-based compensation expense, net of tax	$312,000

At October 31, 2005, we recorded stock-based compensation in the amount of $405,000 as additional capital and the related income tax benefits of $93,000 as long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) in our condensed consolidated balance sheet at that date.

If we had elected to recognize compensation expense prior to August 1, 2005 based on the fair value of the options granted at the grant date over the vesting period as prescribed by SFAS 123, net income and earnings per share for the comparable quarter would have been as follows:

Three Months Ended
October 31, 2004
Net income:
As reported	$3,107,000
Stock-based compensation expense determined under fair value based model, net of tax	(460,000)
Pro forma	$2,647,000

Earnings per common share - basic:
As reported	$0.21
Pro forma	$0.18

Earnings per common share - diluted:
As reported	$0.20
Pro forma	$0.17

The stock-based compensation expense recorded for the three months ended October 31, 2005 and the pro forma stock-based compensation for the three months ended October 31, 2004 may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value (including the volatility of Cantel stock), the estimated forfeiture rate (which was approximately 4% for the three months ended October 31, 2005) and the accelerated vesting of certain options in fiscal 2005.

We accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to certain executive officers and other employees (67 individuals in total) under our 1997 Employee Stock Option Plan. Such options have exercise prices greater than $16.85, the closing price on June 24, 2005, the date that our Board of Directors authorized such acceleration. Options to purchase 759,650 shares of common stock (of which approximately 577,500 shares are subject to options held by executive officers) were subject to this acceleration. All other terms and conditions of the options remain in effect. Options held by non-employee directors were not included in the acceleration. Because these options had exercise prices in excess of the market value of Cantel common stock on June 24, 2005, and therefore were not fully achieving our original objectives of incentive compensation and employee retention, we expect the acceleration may have a positive effect on employee morale, retention and perception of option value. The acceleration eliminated any future compensation expense we would otherwise recognize in our income statement with respect to these options with the August 1, 2005 implementation of SFAS 123R. The compensation expense, after tax, related to this acceleration totaled approximately $3,400,000. If such acceleration did not occur, we would have recognized additional compensation expense, net of tax, of approximately $315,000 during the three months ended October 31, 2005 based on the fair value of the options granted at grant date over the original vesting period.

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis. Total unrecognized stock-based compensation expense related to total nonvested stock options was $1,246,000 at October 31, 2005 with a remaining weighted average period of 21 months over which such expense is expected to be recognized.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during the three months ended October 31, 2005 and 2004:

•                  Expected dividend yield of 0%.

•                  Expected stock price volatility of 0.535 and 0.429, respectively, based on historical closing prices of our Common Stock.

•                  Risk-free interest rate at date of grant ranging from 4.01% to 4.33%, and 3.35% to 3.47%, respectively.

•                  Expected weighted average option lives of 3-5 years, based on historical exercise behavior

Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted during the three months ended October 31, 2005 and 2004 under the 1998 Director’s Plan and certain options under the 1997 Employee Plan. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. The weighted average fair value of all options granted during the three months ended October 31, 2005 and 2004 was $9.61, and $5.68 per share, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised during the three months ended October 31, 2005 and 2004 was approximately $880,000 and $398,000, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2005	2,708,493	$11.35
Granted	23,000	19.09
Canceled	(26,830)	4.54
Exercised	(75,572)	8.08
Outstanding at October 31, 2005	2,629,091	$11.57

Exercisable at July 31, 2005	2,065,895	$11.81

Exercisable at October 31, 2005	2,199,504	$11.72

Upon exercise of stock options, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when an option is exercised, the Company is allowed a deduction on its income tax return. Accordingly, we account for such income tax deductions as additional capital and as a reduction of income taxes payable. For the three months ended October 31, 2005, none of the options exercised resulted in an income tax deduction.

At July 31, 2005 (prior to the adoption of SFAS 123R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. Beginning August 1, 2005, we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. However, since no tax deductions were generated during the three months ended October 31, 2005, no excess tax benefits are shown in our consolidated statements of cash flow for that period. Excess tax benefits arise when the ultimate tax deduction for tax purposes is greater than the stock compensation expense recorded in our consolidated financial statements.

The following table summarizes additional information related to stock options outstanding at October 31, 2005:

		Options Outstanding			Options Exercisable
			Weighted			Weighted
			Average			Average
			Remaining	Weighted		Remaining	Weighted
		Number	Contractual	Average	Number	Contractual	Average
Range of Exercise		Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices		at October 31, 2005	(Months)	Price	At October 31, 2005	(Months)	Price

$2.27	- $5.16	659,250	31	$3.04	659,250	31	$3.04
$7.00	- $14.70	1,040,440	29	$9.28	694,478	27	$9.33
$15.23	- $29.49	929,401	51	$20.20	845,776	50	$20.45
$2.27	- $29.49	2,629,091	37	$11.57	2,199,504	37	$11.72

Total Intrinsic Value		$21,675,793			$18,012,030

A summary of our stock option plans follows:

1997 Employee Plan

A total of 3,750,000 shares of Common Stock was reserved for issuance or available for grant under our 1997 Employee Stock Option Plan, as amended, which expires on October 15, 2007. Options under this plan:

•  are granted at the market price at the time of the grant,

•  are granted primarily as incentive stock options (although non-incentive stock options are permitted),

•  are usually exercisable in three or four equal annual installments contingent upon being employed by the Company during that period, and

•  typically expire five years from the date of the grant.

This plan was amended in December 2003 to permit the grant of options that do not qualify as incentive stock options. At October 31, 2005, options to purchase 1,911,310 shares of Common Stock were outstanding under the 1997 Employee Plan and 592,673 shares were available for grant. In July 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options, as more fully described above.

1991 Directors’ Plan

A total of 450,000 shares of Common Stock was reserved for issuance or available for grant under our 1991 Directors’ Stock Option Plan, which expired in fiscal 2001. All options outstanding at October 31, 2005 under this plan do not qualify as incentive stock options, have a term of ten years and are fully exercisable. At October 31, 2005, options to purchase 77,625 shares of Common Stock were outstanding. No additional options will be granted under this plan.

1998 Directors’ Plan

A total of 450,000 shares of Common Stock was reserved for issuance or available for grant under our 1998 Directors’ Stock Option Plan, as amended. Options under this plan:

•  are granted to directors at the market price at the time of grant,

•  are granted automatically to each newly appointed or elected director to purchase 15,000 shares,

•  are granted annually on the last business day of our fiscal year to each member of our Board of Directors to purchase 1,500 shares. (Assuming the individual is still a member of the Board of Directors, 50% are exercisable on the first anniversary of the grant of such options and 50% are exercisable on the second anniversary of the grant of such options.)

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

At October 31, 2005, options to purchase 259,875 shares of Common Stock were outstanding under the 1998 Directors’ Plan and 121,500 shares were available for grant.

Non-plan options

We also have 380,281 non-plan options outstanding at October 31, 2005 which have been granted at the market price at the time of grant and expire up to a maximum of ten years from the date of grant. These non-plan options do not qualify as incentive stock options.

Note 3.               Acquisitions

Crosstex

On August 1, 2005, we acquired Crosstex, a privately held company founded in 1953 and headquartered in Hauppauge, New York. Crosstex is a leading manufacturer and reseller of single-use infection control products used principally in the dental market. Crosstex products include face masks, patient towels and bibs, self-sealing sterilization pouches, tray covers, sterilization packaging accessories, surface barriers including eyewear, aprons and gowns, disinfectants and deodorizers, germicidal wipes, hand care products, gloves, sponges, cotton products, cups, needles and syringes, scalpels and blades, and saliva evacuators and ejectors.

Under the terms of Stock Purchase Agreements with the five stockholders of Crosstex, pursuant to which we acquired all of the issued and outstanding capital stock of Crosstex, we paid an aggregate purchase price of approximately $77,773,000, comprised of approximately $69,773,000 in cash consideration and 384,821 shares of Cantel common stock (valued at $6,786,000) to the former Crosstex shareholders, and transaction costs of $1,214,000. The purchase price included the retirement of bank debt and certain other liabilities of Crosstex. In addition, there is a further $12,000,000 potential earnout payable to the sellers of Crosstex over three years based on the achievement by Crosstex of certain targets of earnings before interest and taxes.

A registration statement covering the resale of the 384,821 shares issued to the selling stockholders was declared effective by the Securities and Exchange Commission on November 15, 2005. Subject to the conditions and limitations described in the Stock Purchase Agreements with the selling stockholders, we have agreed that if the average sales price for any such shares sold by a selling stockholder during the four month period following November 15, 2005 is less than $17.635 per share, we will pay to such selling stockholder an amount equal to the product of (A) the difference between the $17.635 and the average sales price and (B) the number of shares sold by the selling stockholder. As of October 31, 2005, no such shares had been sold since the related registration statement was not yet effective.

In conjunction with the acquisition, on August 1, 2005 we amended our existing credit facilities, as discussed in note 9 to our condensed consolidated financial statements, to fund a substantial portion of the cash consideration paid in the acquisition and transaction costs. We borrowed $68,300,000 for the acquisition and utilized existing cash for the remaining cash requirements. Additionally, we incurred debt issuance costs of approximately $1,426,000, of which $160,000 of third-party costs was recorded in general and administrative expenses during the three months ended October 31, 2005 in accordance with applicable accounting rules. The remaining $1,266,000 of costs was recorded in other assets and is being amortized over the life of the credit facilities.

Since the acquisition and restated credit facilities were completed on the first day of fiscal 2006, the results of operations of Crosstex are included in our results of operations for the three months ended October 31, 2005 and are excluded from our results of operations for the three months ended October 31, 2004.

As a result of the August 1, 2005 acquisition of Crosstex, we added a new reporting segment known as Dental. For the three months ended October 31, 2005, this new segment added the following to our condensed consolidated financial statements:

Three Months Ended
October 31, 2005

Net sales	$13,127,000

Operating income	$1,636,000

Identifiable assets (including $13,639,000 of long-lived assets)	$95,430,000

Capital expenditures	$200,000

Depreciation and amortization	$1,815,000

The segment operating income for the three months ended October 31, 2005 excludes non-recurring charges directly related to the acquisition which were incurred by us upon the closing of the acquisition. Such non-recurring charges include (i) debt issuance costs relating to the term loan facility of approximately $160,000 and (ii) incentive compensation for an officer of Cantel in the amount of approximately $345,000. The aggregate amount of such charges was approximately $505,000 (or $318,000, net of tax), and have been included within general corporate expenses in our segment presentation in note 12 to our condensed consolidated financial statements.

The reasons for the acquisition of Crosstex were as follows: (i) the complementary nature of the companies’ infection prevention and control products; (ii) the addition of a market leading company in a distinct niche in infection prevention and control; (iii) the increase in the percentage of our net sales derived from recurring consumables; (iv) the opportunity to utilize Crosstex as a sizeable platform to acquire additional companies in the healthcare consumables industry; (v) the expectation that the acquisition will be accretive to our earnings per share; and (vi) the opportunity for us to further expand our business into the design, manufacture and distribution of proprietary products. Such reasons constitute the significant factors contributing to a purchase price that will result in recognition of goodwill.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Allocation
Net Assets
Cash and cash equivalents	$4,264,000
Accounts receivable, net	4,387,000
Inventories	7,291,000
Other current assets	449,000
Total current assets	16,391,000
Property and equipment, net	13,809,000
Non-amortizable intangible assets - trade names (indefinite life)	5,200,000
Amortizable intangible assets:
Non-compete agreements (6-year life)	1,800,000
Customer relationships (10-year life)	17,900,000
Branded products (10-year life)	8,700,000
Total amortizable intangible assets (9-year weighted average life)	28,400,000
Other assets	50,000
Current liabilities	(4,354,000)
Noncurrent deferred income tax liabilities	(15,555,000)
Net assets acquired	$43,941,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $33,832,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our new Dental reporting segment.

Selected consolidated statements of income data for the three months ended October 31, 2005 and comparable unaudited pro forma consolidated statements of income data for the three months ended October 31, 2004 (assuming that Crosstex was included in our results of operations as of the beginning of fiscal 2005) are as follows:

	Three Months Ended
	October 31,
	2005	2004

Net sales	$60,233,000	$57,248,000
Net income	$3,746,000	$2,947,000
Earnings per share:
Basic	$0.24	$0.20
Diluted	$0.23	$0.18
Weighted average common shares:
Basic	15,406,000	15,016,000
Diluted	16,585,000	16,269,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the acquisition actually occurred at the beginning of fiscal 2005, nor does it necessarily indicate the combined company’s future operating results.

In order to effect the unaudited pro forma consolidated statement of income data for the three months ended October 31, 2004, the operating results of Cantel for the three months ended October 31, 2004 were consolidated with the operating results of Crosstex for the first quarter of its fiscal year ended April 30, 2005. The results presented in the selected unaudited pro forma consolidated statements of income data for the three months ended October 31, 2004 have been prepared using the following assumptions: (i) cost of sales during the three months ended October 31, 2004 reflects a step-up in the cost basis of Crosstex inventories based upon the preliminary appraised value of such inventories; (ii) amortization of intangible assets and depreciation and amortization of property and equipment is based upon the preliminary appraised fair values and useful lives of such assets; (iii) interest expense includes interest on the senior bank debt at an effective interest rate of 6% per annum, amortization of a portion of the new debt issuance costs over the life of the credit facilities in accordance with applicable accounting rules and elimination of the historical interest expense of Crosstex; (iv) compensation for former owners have been decreased to be consistent with the terms of their new employment contracts; and (v) calculation of the income tax effects of the pro forma adjustments. All other operating results reflect actual performance.

The unaudited pro forma consolidated statement of income data for the three months ended October 31, 2004 does not reflect non-recurring charges directly related to the acquisition which were incurred by us upon the closing of the acquisition. Such non-recurring charges include (i) debt issuance costs relating to the term loan facility of approximately $160,000 and (ii) incentive compensation for an officer of Cantel in the amount of approximately $345,000. The aggregate amount of such charges was approximately $318,000, net of tax. If such charges had been included in the unaudited pro forma consolidated statement of income data, pro forma consolidated basic and diluted earnings per share would have been $0.18 and $0.16, respectively, for the three months ended October 31, 2004.

Note 4.               Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense and included in income from continuing operations. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005 and therefore will be effective for the beginning of our third quarter in fiscal 2006. We do not expect the adoption of FSP 13-1 to have a significant impact on our financial position or results of operations.

Note 5.               Comprehensive Income

The Company’s comprehensive income for the three months ended October 31, 2005 and 2004 is set forth in the following table:

	Three Months Ended
	October 31,
	2005	2004

Net income	$3,746,000	$3,107,000
Other comprehensive income (loss):
Unrealized loss on currency hedging, net of tax	(365,000)	(1,067,000)
Unrealized gain on interest rate cap, net of tax	—	5,000
Foreign currency translation, net of tax	1,759,000	3,099,000
Comprehensive income	$5,140,000	$5,144,000

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

Carsen purchases and pays for a substantial portion of its products in United States dollars and sells its products in Canadian dollars, and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and the Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $18,800,000 (United States dollars) at October 31, 2005 and cover a substantial portion of Carsen’s projected purchases of inventories through July 2006.

In addition, changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to €1,639,000 at October 31, 2005 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on November 30, 2005. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

All of our foreign currency forward contracts are designated as hedges in accordance with SFAS 133. Recognition of gains and losses related to the foreign currency forward contracts is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. At October 31, 2005, Carsen’s cash flow hedge instrument and Minntech’s Netherlands subsidiary’s fair value hedge instrument were recorded in accrued expenses. We do not hold any derivative financial instruments for speculative or trading purposes.

Note 7.               Intangibles and Goodwill

Our intangible assets which continue to be subject to amortization consist primarily of technology, customer relationships, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years as of October 31, 2005. Amortization expense related to intangible assets was $1,151,000 and $431,000 for the three months ended October 31, 2005 and 2004, respectively. Intangible assets acquired in conjunction with the Crosstex acquisition are more fully described in note 3 to the condensed consolidated financial statements. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	October 31, 2005
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$23,264,000	$(2,867,000)	$20,397,000
Brand names	8,700,000	(217,000)	8,483,000
Technology	8,611,000	(2,247,000)	6,364,000
Non-compete agreements	1,969,000	(202,000)	1,767,000
Patents and other registrations	407,000	(47,000)	360,000
	42,951,000	(5,580,000)	37,371,000
Trademarks and tradenames	8,720,000	—	8,720,000
Total intangible assets	$51,671,000	$(5,580,000)	$46,091,000

	July 31, 2005
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$5,287,000	$(2,203,000)	$3,084,000
Technology	8,404,000	(2,034,000)	6,370,000
Non-compete agreements	169,000	(113,000)	56,000
Patents and other registrations	384,000	(39,000)	345,000
	14,244,000	(4,389,000)	9,855,000
Trademarks and tradenames	3,462,000	—	3,462,000
Total intangible assets	$17,706,000	$(4,389,000)	$13,317,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2006 and the next five years is as follows:

Nine month period ending July 31, 2006	$3,521,000
Fiscal 2007	4,638,000
Fiscal 2008	4,448,000
Fiscal 2009	4,127,000
Fiscal 2010	3,924,000
Fiscal 2011	3,751,000

Goodwill changed during fiscal 2005 and the three months ended October 31, 2005 as follows:

					Water
			Endoscopy	Endoscope	Purification		Total
	Dialysis	Dental	and Surgical	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2004	$8,958,000	$—	$207,000	$6,245,000	$11,321,000	$6,599,000	$33,330,000
Adjustments primarily relating to income tax exposure of acquired businesses	(543,000)	—	—	—	(285,000)	(59,000)	(887,000)
Foreign currency translation	—	—	18,000	13,000	401,000	468,000	900,000
Balance, July 31, 2005	8,415,000	—	225,000	6,258,000	11,437,000	7,008,000	33,343,000
Acquisition of Crosstex	—	33,832,000	—	—	—	—	33,832,000
Foreign currency translation	—	—	8,000	(23,000)	177,000	214,000	376,000
Balance, October 31, 2005	$8,415,000	$33,832,000	$233,000	$6,235,000	$11,614,000	$7,222,000	$67,551,000

On July 31, 2005, we performed impairment studies of the Company’s goodwill and trademark and tradenames (excluding Crosstex) and concluded that such assets were not impaired. With respect to Crosstex, goodwill and intangible assets were established in conjunction with the purchase accounting as more fully described in note 3 to these condensed consolidated financial statements.

Note 8.               Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended
	October 31,
	2005	2004

Beginning balance	$581,000	$658,000
Provisions	174,000	240,000
Charges	(237,000)	(207,000)
Foreign currency translation	1,000	5,000
Ending balance	$519,000	$696,000

The warranty provisions and charges during the three months ended October 31, 2005 and 2004 relate principally to the Company’s endoscope reprocessing products.

Note 9.               Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of United States lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $35.0 million senior secured revolving credit facility. In addition, we agreed to repay the July 31, 2005 outstanding borrowings of $15,750,000 under our original term loan facility within ninety (90) days from the closing. In October 2005, such amount was repaid primarily through the repatriation of funds from our foreign subsidiaries. Amounts we repay under the term loan facility may not be re-borrowed. Additionally, we incurred debt issuance costs of approximately $1,426,000, of which $160,000 of third-party costs was recorded in general and administrative expenses during the three months ended October 31, 2005 in accordance with applicable accounting rules. The remaining $1,266,000 of costs was recorded in other assets and will be amortized over the life of the credit facilities. The accounting treatment of these debt issuance costs updates the treatment previously disclosed in our 2005 Form 10-K with respect to the portion of such costs required to be immediately expensed.

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of our U.S. Credit Facilities (“EBITDA”). At October 31, 2005, the lender’s base rate was 6.75% and the LIBOR rates ranged from 3.94% to 4.22%. The margins applicable to our outstanding borrowings at October 31, 2005 were 0.75% above the lender’s base rate and 2.0% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at October 31, 2005. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our revolving credit facility at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. We were in compliance with the financial covenants under the 2005 U.S. Credit Facilities at October 31, 2005.

We also have a $3,000,000 (United States dollars) Canadian-based senior secured revolving credit facility with a Canadian bank (the “Canadian Credit Facility”) available for Carsen’s future working capital requirements. The Canadian Credit Facility, which has a maturity date of July 31, 2006, provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; bears interest at rates ranging from 0.13% to 1.38% above the lender’s base rate (which was 4.75% at October 31, 2005), or 1.75% to 3.0% above LIBOR, depending upon Carsen’s ratio of debt to EBITDA; requires us to meet certain financial covenants; and is secured by substantially all assets of Carsen and Biolab. As of October 31, 2005, we had no outstanding borrowings under the Canadian Credit Facility and we do not expect to have any significant borrowings during the remainder of fiscal 2006. We were in compliance with the financial covenants under the Canadian Credit Facility at October 31, 2005.

On October 31, 2005, we had $65,500,000 of outstanding borrowings under the 2005 U.S. Credit Facilities which consisted of $39,500,000 and $26,000,000 under the term loan facility and the revolving credit facility, respectively.

Aggregate annual required maturities of the 2005 U.S. Credit Facilities over the remainder of fiscal 2006 and the next five years are as follows:

Nine month period ending July 31, 2006	$1,500,000
Fiscal 2007	4,000,000
Fiscal 2008	6,000,000
Fiscal 2009	8,000,000
Fiscal 2010	10,000,000
Fiscal 2011	36,000,000
Ending balance	$65,500,000

All of such maturing amounts reflect the repayment terms under the 2005 U.S. Credit Facilities. The amount maturing in fiscal 2011 includes the $26,000,000 outstanding at October 31, 2005 under the revolving credit facility since such amount is required to be repaid prior to the expiration date of this facility on August 1, 2010.

Note 10.            Earnings Per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.

Diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our Common Stock for the period.

The calculations of weighted average common shares and earnings per share for both periods presented reflect the January 2005 stock split, as described in note 1 to the condensed consolidated financial statements.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	October 31,
	2005	2004

Numerator for basic and diluted earnings per share:
Net income	$3,746,000	$3,107,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	15,406,499	14,630,318

Dilutive effect of options using the treasury stock method and the average market price for the period	1,178,894	1,253,590

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,585,393	15,883,908

Basic earnings per share	$0.24	$0.21

Diluted earnings per share	$0.23	$0.20

Note 11.            Income Taxes

The consolidated effective tax rate on income before income taxes was 41.0% and 38.1% for the three months ended October 31, 2005 and 2004, respectively. We have provided income tax expense for our United States operations at the statutory tax rate; however, for the three months ended October 31, 2004, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States. Approximately $387,000 of NOLs remained at July 31, 2005 and were fully utilized during the three months ended October 31, 2005.

Our results of operations for the three months ended October 31, 2005 and 2004 also reflect income tax expense for our international subsidiaries at their respective statutory rates. Such international subsidiaries include our subsidiaries in Canada and Japan, which had effective tax rates during the three months ended October 31, 2005 of approximately 35.3% and 45.0%, respectively.

The higher overall effective tax rate for the three months ended October 31, 2005, as compared with the three months ended October 31, 2004, is principally due to the loss from operations at our Netherlands subsidiary for which no tax benefit was recorded, the recording of a partial income tax benefit relating to stock-based compensation during the three months ended October 31, 2005, and the geographic mix of pretax income.

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

During fiscal 2005, as part of our acquisition integration plan, we combined our two water treatment businesses, Biolab and Mar Cor, and a portion of the non-medical filter business of Minntech’s filtration technologies group, to form a single business operation known as Mar Cor Purification. As a result of this restructuring, we have modified our reporting segments to reflect the way we manage, allocate resources and measure the performance of our business. Commencing with the fiscal year ended July 31, 2005, the operations of Mar Cor Purification, together with the portion of the non-medical filter business of Minntech’s filtration technologies group remaining with Minntech, are being reported in a new reporting segment, Water Purification and Filtration. The medical filter business of Minntech’s filtration technologies group is being reported in a new operating segment, Therapeutic Filtration, which is included in the All Other reporting segment. The Biolab and Mar Cor businesses were previously reported as the Water Treatment reporting segment, and Minntech’s entire filtration technologies group was previously reported as the Filtration and Separation reporting segment. All prior period segment results have been restated to reflect this change.

Since the acquisition of Crosstex was completed on the first day of fiscal 2006, the results of operations of Crosstex are included in the accompanying segment information for the three months ended October 31, 2005 and are excluded from the accompanying segment information for the three months ended October 31, 2004. The Crosstex acquisition added a new reporting segment known as Dental as more fully described below.

The Company’s segments are as follows:

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

Dental, which includes single-use infection control products used principally in the dental market such as face masks, patient towels and bibs, self-sealing sterilization pouches, tray covers, sterilization packaging accessories, surface barriers including eyewear, aprons and gowns, disinfectants and deodorizers, germicidal wipes, hand care products, gloves, sponges, cotton products, cups, needles and syringes, scalpels and blades, and saliva evacuators and ejectors.

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

Specialty Packaging, which includes specialized packaging for the safe transport of infectious and biological specimens, and compliance training services ranging from software and internet sessions to group seminars and private on-site programs.

Therapeutic Filtration, which includes hollow fiber filter devices and ancillary products for use in medical applications that are sold to biotech manufacturers and third-party distributors.

The increase in total assets at October 31, 2005 compared with July 31, 2005 was due principally to the acquisition of Crosstex, as more fully described in note 3 to the condensed consolidated financial statements.

The operating segments follow the same accounting policies used for our condensed consolidated financial statements as described in note 2 to the 2005 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended
	October 31,
	2005	2004

Net sales:
Dialysis	$16,263,000	$16,752,000
Dental	13,127,000	—
Endoscopy and Surgical	9,744,000	7,220,000
Endoscope Reprocessing	7,494,000	6,724,000
Water Purification and Filtration	7,980,000	6,374,000
All Other	5,625,000	8,272,000
Total	$60,233,000	$45,342,000

Operating Income:
Dialysis	$2,517,000	$2,272,000
Dental	1,636,000	—
Endoscopy and Surgical	2,302,000	1,631,000
Endoscope Reprocessing	1,171,000	1,138,000
Water Purification and Filtration	998,000	290,000
All Other	618,000	1,227,000
	9,242,000	6,558,000
General corporate expenses	(1,843,000)	(1,185,000)
Interest expense, net	(1,052,000)	(351,000)

Income before income taxes	$6,347,000	$5,022,000

Note 13.            Legal Proceedings

In the normal course of business, the Company is subject to pending and threatened legal actions. It is our policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

We have previously reported that we are a defendant in an antitrust action commenced by HDC Medical Inc. In November 2005, a hearing was held on our motion for summary judgment. We expect the court to render its decision on the motion during the quarter ending January 31, 2006; however, no assurance can be given in that regard. Although we believe that we have strong defenses to the claims asserted against us, litigation is subject to many factors that are difficult to predict and there can be no assurance that we will not incur material costs in the resolution of this matter.

Note 14.            Canadian Distribution Agreements

The majority of Carsen’s sales of endoscopy products and scientific products related to microscopy are distributed pursuant to an agreement with Olympus America Inc. (the “Olympus Agreement”), and the majority of Carsen’s sales of surgical products and scientific products related to industrial technology equipment are distributed pursuant to an agreement with Olympus Surgical & Industrial America, Inc. (the “Olympus Industrial Agreement”)(collectively the “Olympus Agreements”), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada. Carsen is subject to a minimum purchase requirement of $23,500,000 under the Olympus Agreement for the contract year ending March 31, 2006. There are no minimum purchase requirements under the Olympus Industrial Agreement.

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

Olympus will pay us $6,000,000 in cash in consideration for Carsen’s transfer to Olympus of customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and for Carsen’s release of Olympus’s contractual restriction on hiring Carsen personnel. In addition, we will assist Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus products in Canada. Olympus will also acquire Carsen’s inventory of Olympus products as of July 31, 2006. The $6,000,000 payable by Olympus is due in three installments, $1,500,000 on August 1, 2005 (which payment has been received and recorded as deferred revenue), $1,500,000 on January 31, 2006 and $3,000,000 on July 31, 2006. However, the $6,000,000 will not be recognized as revenue until July 31, 2006, the date at which all of our obligations will be fulfilled, even though certain related costs such as severance will be recorded throughout fiscal 2006. During the three months ended October 31, 2005, approximately $203,000 of severance was recorded in selling and general and administrative expenses.

Net proceeds from the termination of Carsen’s Olympus distribution business are projected to total approximately $15,000,000. Such net proceeds will consist of the $6,000,000 to be paid by Olympus and proceeds from the sale of inventory and collection of receivables, less satisfaction of liabilities, severance costs, continuing lease obligations and other wind-down costs. Management’s projection of net proceeds is an estimate based on inventory, receivables and liabilities at October 31, 2005 and assumptions for potential wind-down costs, but without taking into account any Canadian or United States income tax implications.

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

Operating segment information attributable to Carsen’s business is summarized below:

	Three Months Ended
	October 31,
	2005	2004

Net sales:
Endoscopy and Surgical	$9,744,000	$7,220,000
Endoscope Reprocessing	399,000	623,000
Scientific (included in All Other)	2,572,000	5,184,000
Total	$12,715,000	$13,027,000

Operating income:
Endoscopy and Surgical	$2,329,000	$1,631,000
Endoscope Reprocessing	75,000	175,000
Scientific (included in All Other)	9,000	493,000
Total	$2,413,000	$2,299,000

During the three months ended October 31, 2005 and 2004, total net sales of Carsen accounted for approximately 21% and 29% of our consolidated net sales during those periods. Approximately 80% of Carsen’s net sales were attributable to its Olympus distribution and service businesses. Operating income of Carsen during the three months ended October 31, 2005 and 2004 was approximately 26% and 35%, respectively, of our consolidated operating income before general corporate expenses and interest expense.

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

At October 31, 2005, we reviewed Carsen’s assets for potential impairment and concluded that such assets were not impaired. However, we expect to incur certain costs associated with the termination of the Olympus Agreements, including severance costs, continuing lease obligations and other wind-down costs; however at this time it is not possible to precisely estimate the amount of such costs. In any event, we do not expect costs associated with the termination of the Olympus Agreements to exceed the $6,000,000 in cash consideration that will be paid by Olympus.

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Cantel Medical Corp. The MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes. Our MD&A includes the following sections:

Overview provides a brief description of our business and a summary of significant activity that has affected or may affect our results of operations and financial condition.

Results of Operations provides a discussion of the consolidated results of operations for the three months ended October 31, 2005 compared to the three months ended October 31, 2004.

Liquidity and Capital Resources provides an overview of our working capital, cashflows, financing, significant distribution agreements and foreign currency activities.

Critical Accounting Policies provides a discussion of our accounting policies that require critical judgments, assumptions and estimates.

Forward-Looking Statements provides a discussion of cautionary factors that may affect future results.

Overview

Cantel Medical Corp. is a leading provider of infection prevention and control products for the healthcare market. Our products include specialized medical device reprocessing systems for renal dialysis and endoscopy, dialysate concentrate and other dialysis supplies, disposable infection control products primarily for the dental industry, endoscopy and surgical products, water purification equipment, sterilants, disinfectants and cleaners, hollow fiber membrane filtration and separation products for medical and non-medical applications, and specialty packaging for infectious and biological specimens. We also sell scientific instrumentation products, provide technical maintenance for our products and offer compliance training services for the transport of infectious and biological specimens.

During fiscal 2005, as part of our acquisition integration plan, we combined our two water treatment businesses, Biolab and Mar Cor, and a portion of the non-medical filter business of Minntech’s filtration technologies group, to form a single business operation known as Mar Cor Purification. As a result of this restructuring, we have modified our reporting segments to reflect the way we manage, allocate resources and measure the performance of our business. Commencing with the fiscal year ended July 31, 2005, the operations of Mar Cor Purification, together with the portion of the non-medical filter business of Minntech’s filtration technologies group remaining with Minntech, are being reported in a new reporting segment, Water Purification and Filtration. The medical filter business of Minntech’s filtration technologies group is being reported in a new operating segment, Therapeutic Filtration, which is included in the All Other reporting segment. The Biolab and Mar Cor businesses were previously reported as the Water Treatment reporting segment, and Minntech’s entire filtration technologies group was previously reported as the Filtration and Separation reporting segment. All prior period segment results have been restated to reflect this change.

We currently operate our business through eight operating segments: Dialysis, Dental, Endoscopy and Surgical, Endoscope Reprocessing, Water Purification and Filtration, Scientific, Specialty Packaging and Therapeutic Filtration. The Scientific, Specialty Packaging and Therapeutic Filtration operating segments are combined in the All Other reporting segment.

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (the “2005 Form 10-K”) and our condensed consolidated financial statements for additional financial information regarding our reporting segments.

Significant Activity

(i)                    The Olympus distribution agreements with Carsen will terminate on July 31, 2006, as more fully described elsewhere in this MD&A, “Business – Risk Factors” in the 2005 Form 10-K and note 14 to the condensed consolidated financial statements.

(ii)                   A stronger Canadian dollar against the United States dollar impacted our results of operations during the three months ended October 31, 2005 compared with the three months ended October 31, 2004, as more fully described elsewhere in this MD&A. The increase in value was approximately 8.2% for the three months ended October 31, 2005 as compared with the three months ended October 31, 2004, based upon average exchange rates reported by banking institutions.

(iii)                  The dialysis industry has been undergoing significant consolidation which has adversely impacted the average selling price of some of our dialysis products and may continue to adversely affect our business, as more fully described elsewhere in this MD&A and in “Business - Risk Factors” in our 2005 Form 10-K.

(iv)                  On August 1, 2005, which is the beginning of our fiscal 2006, we acquired Crosstex, as more fully described in note 3 to the condensed consolidated financial statements.

(v)                   In conjunction with the Crosstex acquisition, we amended and restated our credit facilities on August 1, 2005, as more fully described elsewhere in this MD&A and in notes 3 and 9 to the condensed consolidated financial statements.

(vi)                  During fiscal 2005, we issued 5,095,000 additional shares in connection with a three-for-two stock split. This 50% stock dividend was paid on January 12, 2005 to stockholders of record on January 5, 2005. The effect of the stock split has been recognized retroactively throughout this report.

(vii)                 We changed our segment reporting, as more fully described elsewhere in this MD&A.

(viii)                We changed our accounting policy for stock-based compensation and began recording such expense in our results of operations for the three months ended October 31, 2005, as more fully described in note 2 to the condensed consolidated financial statements.

Results of Operations

The results of operations reflect the results of Cantel and its wholly-owned subsidiaries.

Since the Crosstex acquisition occurred on August 1, 2005, Crosstex is reflected in our results of operations for the three months ended October 31, 2005, and is not reflected in our results of operations for the three months ended October 31, 2004.

For the three months ended October 31, 2005 compared with the three months ended October 31, 2004, discussion herein of our pre-existing business refers to all of our reporting segments with the exception of Dental (since all of this reporting segment is related to the Crosstex acquisition). The following discussion should also be read in conjunction with our 2005 Form 10-K.

The following table gives information as to net sales and the percentage to total net sales accounted for by each of our reporting segments:

	Three Months Ended
	October 31,
	2005		2004
	(Dollar amounts in thousands)
	$	%	$	%

Dialysis	$16,263	27.0	$16,752	37.0
Dental	13,127	21.8	—	—
Endoscopy and Surgical	9,744	16.2	7,220	15.9
Endoscope Reprocessing	7,494	12.4	6,724	14.8
Water Purification and Filtration	7,980	13.2	6,374	14.1
All Other	5,625	9.4	8,272	18.2
	$60,233	100.0	$45,342	100.0

Net Sales

Net sales increased by $14,891,000, or 32.8%, to $60,233,000 for the three months ended October 31, 2005 from $45,342,000 for the three months ended October 31, 2004. Net sales of our pre-existing business increased by $1,764,000, or 3.9%, to $47,106,000 for the three months ended October 31, 2005 compared with the three months ended October 31, 2004. Net sales contributed by Crosstex for the three months ended October 31, 2005 were $13,127,000.

Net sales were positively impacted for the three months ended October 31, 2005, compared with the three months ended October 31, 2004, by approximately $1,280,000 due to the translation of Carsen’s, Biolab’s and Saf-T-Pak’s net sales using a stronger Canadian dollar against the United States dollar. Carsen’s net sales are principally included in the Endoscopy and Surgical reporting segment and the Scientific operating segment. Biolab’s net sales are included in the Water Purification and Filtration reporting segment. Saf-T-Pak’s net sales are included in the Specialty Packaging operating segment.

Increases in selling prices of our products did not have a significant effect on net sales for the three months ended October 31, 2005.

The increase in net sales of our pre-existing business for the three months ended October 31, 2005 was principally attributable to increases in sales of endoscopy and surgical products and services, water purification and filtration products and services, and endoscope reprocessing products and services. This increase in net sales was partially offset by a decrease in sales of scientific products for the three months ended October 31, 2005.

The increase in sales of endoscopy and surgical products and services was primarily due to continued strong healthcare funding in Canada and the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar. Net sales of endoscopy and surgical products and services increased by 35.0% in United States dollars as compared with 24.6% in their functional Canadian currency during the three months ended October 31, 2005 as compared with the three months ended October 31, 2004. Healthcare funding in Canada is dependent upon governmental appropriations. Canada has adopted a budget that provides for a significant increase in funding for healthcare. However, we cannot ascertain what impact the funding situation or Canada’s budget will have on future sales of endoscopy and surgical products.

The increase in sales of endoscope reprocessing products and services of 11.5% for the three months ended October 31, 2005, compared with the three months ended October 31, 2004, was primarily due to an increase in demand for our endoscope disinfection equipment in the United States, and disinfectants and product service both in the United States and internationally. The increase in sales of disinfectants and product service can be attributed to the increased field population of equipment (including our Dyped endoscope disinfection equipment in Europe) and our ability to convert users of competitive disinfectants to our products.

The increase in sales of water purification and filtration products and services of 25.2% for the three months ended October 31, 2005, compared with the three months ended October 31, 2004, was primarily due to increased demand in the United States for our water purification and filtration equipment, which was partially attributable to the restructuring, strengthening, and consolidation of our sales and marketing organization.

Net sales contributed by the Scientific operating segment for the three months ended October 31, 2005 were $2,572,000, a decrease of $2,612,000, or 50.4%, compared with the three months ended October 31, 2004. The decrease in sales of scientific products was primarily due to a large sale of microscopes and related imaging products to a Canadian university and the introduction of a new confocal microscope, both of which events occurred during the three months ended October 31, 2004.

Sales of dialysis products and services decreased by 2.9% during the three months ended October 31, 2005 as compared with the three months ended October 31, 2004, primarily due to a decrease in customer demand for Renatrons (dialyzer reprocessing equipment) both in the United States and internationally, and lower average selling prices for our Renalin (sterilant) product due to increased sales to large national chains that typically receive more favorable pricing.

The dialysis industry has been undergoing significant consolidation through the acquisition by certain major dialysis chains of smaller chains and independents. In October 2005, DaVita Inc. (“DaVita”), the second-largest dialysis chain in the United States, acquired Gambro AB’s United States dialysis clinic business, Gambro Healthcare, Inc. (“Gambro US”). In addition, in May 2005, Fresenius Medical Care AG (“Fresenius”), the largest dialysis chain in the United States and a provider of single-use dialyzer products, announced that it entered into an agreement to acquire Renal Care Group, Inc. (“RCG”). DaVita, Gambro US, and RCG are

significant customers of our dialysis reuse products. If Fresenius’s acquisition is consummated, and if Fresenius converts all or substantially all of the dialysis clinics of RCG into single-use facilities, our sales of dialysis products will be adversely affected. In addition, the consolidation of dialysis providers could result in greater buying power by the larger resulting entities and thereby a reduction in our net sales and profit margins due to reduced average selling prices of our dialysis products. However, given the uncertainty of the post-acquisition operating strategies with respect to these two transactions and the potential regulatory required divesture of some of their dialysis clinics, we are currently unable to determine the impact on our future sales of dialysis products and services.

Gross profit

Gross profit increased by $5,932,000, or 34.5%, to $23,147,000 for the three months ended October 31, 2005 from $17,215,000 for the three months ended October 31, 2004. Gross profit of our pre-existing business increased by $1,673,000, or 9.7%, to $18,888,000 for the three months ended October 31, 2005 compared with the three months ended October 31, 2004. Gross profit contributed by Crosstex for the three months ended October 31, 2005 was $4,259,000.

Gross profit as a percentage of net sales for the three months ended October 31, 2005 and 2004 was 38.4% and 38.0%, respectively. Gross profit as a percentage of net sales of our pre-existing business for the three months ended October 31, 2005 was 40.1%. Gross profit as a percentage of net sales for Crosstex for the three months ended October 31, 2005 was 32.4%, which was adversely impacted by a $658,000 one-time purchase accounting charge related to Crosstex’ inventory.

The higher gross profit percentage from our pre-existing business for the three months ended October 31, 2005, compared with the three months ended October 31, 2004, was primarily attributable to favorable Canadian dollar exchange rates, which principally impact the Endoscopy and Surgical and the Water Purification and Filtration reporting segments, as well as the Scientific operating segment; improved overhead absorption due to increased sales volume as well as favorable sales mix in our Endoscope Reprocessing reporting segment; the reduction of sales in our Scientific operating segment which typically have lower margins; improved margins on water purification and filtration equipment sales; and a reduction in volume rebates to a major dialysis chain. Partially offsetting these increases in gross profit percentage were a lower gross profit percentage on our dialysis products due to sales mix (as we sold less Renatrons) and lower average selling prices on concentrate and sterilants as a result of increased sales to large national chains that typically receive more favorable pricing.

The favorable Canadian dollar exchange rates lowered Carsen’s, Biolab’s and Saf-T-Pak’s cost of inventory purchased from suppliers in the United States, and therefore decreased cost of sales and increased gross profit, by approximately $457,000 for the three months ended October 31, 2005, compared with the three months ended October 31, 2004. In addition, gross profit was positively impacted for the three months ended October 31, 2005, compared with the three months ended October 31, 2004, by approximately $518,000, due to the translation of Carsen’s, Biolab’s and Saf-T-Pak’s gross profit using a stronger Canadian dollar against the United States dollar (which also impacts net sales and therefore has no impact on gross profit as a percentage of net sales).

Operating Expenses

Selling expenses increased by $1,009,000 to $6,417,000 for the three months ended October 31, 2005, from $5,408,000 for the three months ended October 31, 2004, principally due to the inclusion of $592,000 of Crosstex’ selling expenses; the translation of Carsen’s, Biolab’s and Saf-T-Pak’s expenses using a stronger Canadian dollar against the United States dollar which resulted in an additional $184,000 of selling expenses; and $81,000 in severance expense relating to the termination of the Olympus distribution agreements. Partially offsetting the increase in selling expenses were decreases in sales and marketing personnel and commissions in our dialysis reporting segment in response to the consolidation of the dialysis industry since an increasing percentage of our sales of our dialysis products are to major dialysis chains as compared to small chains and independent dialysis clinics.

Selling expenses as a percentage of net sales were 10.7% for the three months ended October 31, 2005, compared with 11.9% for the three months ended October 31, 2004. The decrease in selling expenses as a percentage of net sales was primarily attributable to the inclusion of the lower selling cost structure of the Crosstex operation; the favorable impact of increased net sales against the fixed component of selling expenses; and decreases in sales and marketing personnel and commissions in our dialysis reporting segment in response to the consolidation of the dialysis industry.

General and administrative expenses increased by $2,661,000 to $8,111,000 for the three months ended October 31, 2005, from $5,450,000 for the three months ended October 31, 2004, principally due to the inclusion of $2,031,000 of Crosstex’ general and administrative expenses (which Crosstex expenses include $740,000 of amortization associated with intangible assets); the recording of $314,000 of stock-based compensation expense during the three months ended October 31, 2005; an increase of $345,000 in incentive compensation directly related to the Crosstex acquisition; $160,000 in debt financing costs related to the amended and restated credit facilities; $122,000 in severance expense relating to the termination of the Olympus distribution agreements; and the translation of Carsen’s, Biolab’s and Saf-T-Pak’s expenses using a stronger Canadian dollar against the United States dollar which resulted in an additional $100,000 of general and administrative expenses. Partially offsetting these increases were a $225,000 decrease in bad debt expense due to the collection of several delinquent receivables, and a decrease in incentive compensation of approximately $200,000 (which excludes the acquisition related incentive compensation described above).

General and administrative expenses as a percentage of net sales were 13.5% for the three months ended October 31, 2005, compared with 12.0% for the three months ended October 31, 2004.

Research and development expenses (which include continuing engineering costs) increased by $236,000 to $1,220,000 for the three months ended October 31, 2005, from $984,000 for the three months ended October 31, 2004. The majority of research and development expenses for the three months ended October 31, 2005 and 2004 related to the Dyped endoscope reprocessor and specialty filtration products.

Interest

Interest expense increased by $835,000 to $1,264,000 for the three months ended October 31, 2005, from $429,000 for the three months ended October 31, 2004. For the three months ended October 31, 2005, interest expense increased primarily due to the significant increase in average outstanding borrowings as a result of financing a portion of the purchase price of the August 1, 2005 acquisition of Crosstex. Interest income increased by $134,000 to $212,000 for the three months ended October 31, 2005, from $78,000 for the three months ended October 31, 2004.  For the three months ended October 31, 2005, interest income increased primarily due to an increase in average interest rates.

Income before income taxes

Income before income taxes increased by $1,325,000 to $6,347,000 for the three months ended October 31, 2005, from $5,022,000 for the three months ended October 31, 2004.

Income taxes

The consolidated effective tax rate on income before income taxes was 41.0% and 38.1% for the three months ended October 31, 2005 and 2004, respectively. We have provided income tax expense for our United States operations at the statutory tax rate; however, for the three months ended October 31, 2004, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States. Approximately $387,000 of NOLs remained at July 31, 2005 and were fully utilized during the three months ended October 31, 2005.

Our results of operations for the three months ended October 31, 2005 and 2004 also reflect income tax expense for our international subsidiaries at their respective statutory rates. Such international subsidiaries include our subsidiaries in Canada and Japan, which had effective tax rates during the three months ended October 31, 2005 of approximately 35.3% and 45.0%, respectively.

The higher overall effective tax rate for the three months ended October 31, 2005, as compared with the three months ended October 31, 2004, is principally due to the loss from operations at our Netherlands subsidiary for which no tax benefit was recorded, the recording of a partial income tax benefit relating to stock-based compensation during the three months ended October 31, 2005, and the geographic mix of pretax income.

Liquidity and Capital Resources

Working capital

At October 31, 2005, the Company’s working capital was $60,111,000, compared with $51,015,000 at July 31, 2005. This increase was primarily due to the acquisition of Crosstex, which contributed $9,679,000 in working capital at the date of acquisition.

Cash flows from operating activities

Net cash provided by operating activities was $6,545,000 and $4,354,000 for the three months ended October 31, 2005 and 2004, respectively. For the three months ended October 31, 2005, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization and a decrease in accounts receivable (due to strong sales in the month of July 2005 which were subsequently collected), partially offset by an increase in inventories (due to planned increases in stock levels of certain products). For the three months ended October 31, 2004, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization and deferred income taxes and a decrease in accounts receivable (due to the timing of cash collections), partially offset by a decrease in income taxes payable (due to the timing of Canadian tax payments).

Cash flows from investing activities

Net cash used in investing activities was $68,530,000 and $702,000 for the three months ended October 31, 2005 and 2004, respectively. For the three months ended October 31, 2005, the net cash used in investing activities was primarily for the acquisition of Crosstex and capital expenditures. For the three months ended October 31, 2004, the net cash used in investing activities was primarily for capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $49, 064,000 for the three months ended October 31, 2005, compared with net cash used in financing activities of $3,352,000 for the three months ended October 31, 2004. For the three months ended October 31, 2005, the net cash provided by financing activities was primarily attributable to borrowings under our United States credit facilities related to the acquisition of Crosstex and proceeds from the exercises of stock options, partially offset by repayments under these credit facilities. For the three months ended October 31, 2004, the net cash used in financing activities was primarily attributable to repayments under the credit facilities, partially offset by proceeds from the exercises of stock options.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of United States lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $35.0 million senior secured revolving credit facility. In addition, we agreed to repay the July 31, 2005 outstanding borrowings of $15,750,000 under our original term loan facility within ninety (90) days from the closing. In October 2005, such amount was repaid primarily through the repatriation of funds from our foreign subsidiaries. Amounts we repay under the term loan facility may not be re-borrowed. Additionally, we incurred debt issuance costs of approximately $1,426,000, of which $160,000 of third-party costs was recorded in general and administrative expenses during the three months ended October 31, 2005 in accordance with applicable accounting rules. The remaining $1,266,000 of costs was recorded in other assets and will be amortized over the life of the credit facilities. The accounting treatment of these debt issuance costs updates the treatment previously disclosed in our 2005 Form 10-K with respect to the portion of such costs required to be immediately expensed.

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of our U.S. Credit Facilities (“EBITDA”). At November 30, 2005, the lender’s base rate was 7.00% and the LIBOR rates ranged from 4.31% to 4.82%. The margins applicable to our outstanding borrowings at November 30, 2005 were 0.75% above the lender’s base rate and 2.0% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at November 30, 2005. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our revolving credit facility at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. We were in compliance with the financial covenants under the 2005 U.S. Credit Facilities at October 31, 2005.

We also have a $3,000,000 (United States dollars) Canadian-based senior secured revolving credit facility with a Canadian bank (the “Canadian Credit Facility”) available for Carsen’s future working capital requirements. The Canadian Credit Facility, which has a maturity date of July 31, 2006, provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; bears interest at rates ranging from 0.13% to 1.38% above the lender’s base rate (which was 4.75% at November 30, 2005), or 1.75% to 3.0% above LIBOR, depending upon Carsen’s ratio of debt to EBITDA; requires us to meet certain financial covenants; and is secured by substantially all assets of Carsen and Biolab. As of November 30, 2005, we had no outstanding borrowings under the Canadian Credit Facility and we do not expect to have any significant borrowings during the remainder of fiscal 2006. We were in compliance with the financial covenants under the Canadian Credit Facility at October 31, 2005.

On October 31, 2005, we had $65,500,000 of outstanding borrowings under the 2005 U.S. Credit Facilities which consisted of $39,500,000 and $26,000,000 under the term loan facility and the revolving credit facility, respectively.

Aggregate annual required maturities of the 2005 U.S. Credit Facilities over the remainder of fiscal 2006 and the next five years are as follows:

Nine month period ending July 31, 2006	$1,500,000
Fiscal 2007	4,000,000
Fiscal 2008	6,000,000
Fiscal 2009	8,000,000
Fiscal 2010	10,000,000
Fiscal 2011	36,000,000
Ending balance	$65,500,000

All of such maturing amounts reflect the repayment terms under the 2005 U.S. Credit Facilities. The amount maturing in fiscal 2011 includes the $26,000,000 outstanding at October 31, 2005 under the revolving credit facility since such amount is required to be repaid prior to the expiration date of this facility on August 1, 2010.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At October 31, 2005, approximately $1,287,000 of this note was outstanding using the exchange rate on October 31, 2005. Such note is non-interest bearing and has been recorded at its present value of $1,152,000 at October 31, 2005. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Operating leases

Aggregate future minimum commitments at October 31, 2005 under noncancelable operating leases for property and equipment are as follows:

Nine month period ending July 31, 2006	$1,981,000
Fiscal 2007	2,033,000
Fiscal 2008	1,518,000
Fiscal 2009	1,366,000
Fiscal 2010	780,000
Thereafter	2,596,000
Total lease commitments	$10,274,000

Olympus-Carsen distribution agreements

The majority of Carsen’s sales of endoscopy products and scientific products related to microscopy are distributed pursuant to an agreement with Olympus America Inc. (the “Olympus Agreement”), and the majority of Carsen’s sales of surgical products and scientific products related to industrial technology equipment are distributed pursuant to an agreement with Olympus Surgical & Industrial America, Inc. (the “Olympus Industrial Agreement”)(collectively the “Olympus Agreements”), under which Carsen has been granted the exclusive right to distribute the covered Olympus products in Canada. Carsen is subject to a minimum purchase requirement of $23,500,000 under the Olympus Agreement for the contract year ending March 31, 2006. There are no minimum purchase requirements under the Olympus Industrial Agreement.

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

Olympus will pay us $6,000,000 in cash in consideration for Carsen’s transfer to Olympus of customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and for Carsen’s release of Olympus’s contractual restriction on hiring Carsen personnel. In addition, we will assist Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus products in Canada. Olympus will also acquire Carsen’s inventory of Olympus products as of July 31, 2006. The $6,000,000 payable by

Olympus is due in three installments, $1,500,000 on August 1, 2005 (which payment has been received and recorded as deferred revenue), $1,500,000 on January 31, 2006 and $3,000,000 on July 31, 2006. However, the $6,000,000 will not be recognized as revenue until July 31, 2006, the date at which all of our obligations will be fulfilled, even though certain related costs such as severance will be recorded throughout fiscal 2006. During the three months ended October 31, 2005, approximately $203,000 of severance was recorded in selling and general and administrative expenses.

Net proceeds from the termination of Carsen’s Olympus distribution business are projected to total approximately $15,000,000. Such net proceeds will consist of the $6,000,000 to be paid by Olympus and proceeds from the sale of inventory and collection of receivables, less satisfaction of liabilities, severance costs, continuing lease obligations and other wind-down costs. Management’s projection of net proceeds is an estimate based on inventory, receivables and liabilities at October 31, 2005 and assumptions for potential wind-down costs, but without taking into account any Canadian or United States income tax implications.

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

Operating segment information attributable to Carsen’s business is summarized below:

	Three Months Ended
	October 31,
	2005	2004

Net sales:
Endoscopy and Surgical	$9,744,000	$7,220,000
Endoscope Reprocessing	399,000	623,000
Scientific (included in All Other)	2,572,000	5,184,000
Total	$12,715,000	$13,027,000

Operating income:
Endoscopy and Surgical	$2,329,000	$1,631,000
Endoscope Reprocessing	75,000	175,000
Scientific (included in All Other)	9,000	493,000
Total	$2,413,000	$2,299,000

During the three months ended October 31, 2005 and 2004, total net sales of Carsen accounted for approximately 21% and 29% of our consolidated net sales during those periods. Approximately 80% of Carsen’s net sales were attributable to its Olympus distribution and service businesses. Operating income of Carsen during the three months ended October 31, 2005 and 2004 was approximately 26% and 35%, respectively, of our consolidated operating income before general corporate expenses and interest expense.

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

At October 31, 2005, we reviewed Carsen’s assets for potential impairment and concluded that such assets were not impaired. However, we expect to incur certain costs associated with the termination of the Olympus Agreements, including severance costs, continuing lease obligations and other wind-down costs; however at this time it is not possible to precisely estimate the amount of such costs. In any event, we do not expect costs associated with the termination of the Olympus Agreements to exceed the $6,000,000 in cash consideration that will be paid by Olympus.

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

Financing needs

During the three months ended October 31, 2005, we repatriated $15,000,000 of existing accumulated profits from our international subsidiaries. At October 31, 2005, we had a cash balance of $20,950,000, a significant portion of which was still held by foreign subsidiaries. During the remainder of fiscal 2006, we may repatriate an additional $4,000,000. The decision to repatriate cash during fiscal 2006 was made in connection with the utilization of all of our remaining NOLs during the three months ended October 31, 2005.

We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facilities will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At November 30, 2005, approximately $13,000,000 was available under our revolving credit facilities (including $10,000,000 under our United States revolving credit facility).

Foreign currency

During the three months ended October 31, 2005 compared with the three months ended October 31, 2004, the average value of the Canadian dollar increased by approximately 8.2% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect our results of operations principally for the following reasons:

(i)      Carsen purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. The increase in the average value of the Canadian dollar, as explained above, lowered Carsen’s cost of inventory purchased and therefore decreased cost of sales and increased gross profit.

(ii)     Biolab and Saf-T-Pak purchase a portion of their inventories in United States dollars and sell a significant amount of their products in United States dollars and therefore are exposed to realized foreign currency gains and losses upon payment of such payables and the collection of such receivables. Similarly, such United States denominated assets and liabilities must be converted into their functional Canadian currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The increase in the average value of the Canadian dollar, as explained above, primarily resulted in gains for such liabilities and losses for such assets. Since Biolab and Saf-T-Pak had more assets than liabilities denominated in United States dollars, the increase in the average value of the Canadian dollar had an adverse effect on their results of operations for the three months ended October 31, 2005.

(iii)    The results of operations of our Canadian subsidiaries are translated from their functional Canadian currency to United States dollars for purposes of preparing our consolidated financial statements. The increase in the average value of the Canadian dollar, as explained above, had an overall positive impact upon our results of operations due to translating the results of operations for the three months ended October 31, 2005 at a higher average currency exchange rate as compared with the average currency exchange rate used to translate the results of operations for the three months ended October 31, 2004.

During the three months ended October 31, 2005, such strengthening of the Canadian dollar relative to the United States dollar had an overall positive impact upon our results of operations.

Under our Canadian Revolving Credit Facility, we had a $35,000,000 (United States dollars) foreign currency hedging facility, which is available to hedge against the impact of such currency fluctuations on purchases of inventories. Total commitments for foreign currency forward contracts under this facility amounted to $17,925,000 (United States dollars) at November 30, 2005 and cover a substantial portion of Carsen’s projected purchases of inventories through July 2006, which is the end of the Olympus distribution agreements. These foreign currency forward contracts have been designated as cash flow hedge instruments. The weighted average exchange rate of the forward contracts open at November 30, 2005 was $1.2194 Canadian dollar per United States dollar, or $0.8201 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on November 30, 2005 was $1.1669 Canadian dollar per United States dollar, or $0.8570 United States dollar per Canadian dollar.

During the three months ended October 31, 2005 compared with the three months ended October 31, 2004, the value of the euro decreased by approximately 0.9% relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect our results of operations for the following reasons:

(i)                   Minntech’s Netherlands subsidiary maintains a portion of its cash in United States dollars, sells some of its products in United States dollars and pays various liabilities in United States dollars. Therefore, it is exposed to realized foreign currency gains and losses upon activity in such dollar cash accounts, collection of such receivables and payment of such liabilities. Similarly, such United States denominated assets and liabilities must be converted into their functional euro currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The decrease in the average value of the euro, as explained above, primarily resulted in losses for such liabilities and gains for such assets. Since Minntech’s Netherlands subsidiary had more assets than liabilities denominated in United States dollars, the decrease in the average value of the euro had an overall positive affect on our results of operations for the three months ended October 31, 2005.

(ii)                The results of operations of Minntech’s Netherlands subsidiary are translated from its functional euro currency to United States dollars for the purpose of preparing our consolidated financial statements. The decrease in the average value of the euro, as explained above, had an overall positive impact upon our results of operations due to translating the three months ended October 31, 2005 results of operations (which had an overall loss) at a lower average currency exchange rate as compared with the average currency exchange rate used to translate the three months ended October 31, 2004 results of operations (which also had an overall loss).

During the three months ended October 31, 2005, such weakening of the euro relative to the United States dollar had an overall positive impact upon our results of operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedges. There was one foreign currency forward contract amounting to €1,359,000 at November 30, 2005 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expires on December 31, 2005. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During the three months ended October 31, 2005, such forward contracts were effective in offsetting most of the impact of the weakening of the euro on our results of operations.

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

For purposes of translating the balance sheet at October 31, 2005 compared to July 31, 2005, the value of the Canadian dollar increased by approximately 3.6% and the value of the euro decreased by approximately 1.3% compared to the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $1,759,000 during the three months ended October 31, 2005, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2005 compared to the three months ended October 31, 2004 did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Inflation

Inflation has not significantly impacted our operations for the three months ended October 31, 2005 and 2004.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we continually evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Sales of a majority of our endoscope reprocessing equipment to a third party distributor in the United States are recognized on a bill and hold basis as more fully described in notes 2 and 10 in the 2005 Form 10-K. Such sales satisfy each of the following criteria: (i) the risks of ownership have passed to the third party distributor; (ii) the third party distributor must provide a written purchase order committing to the purchase of specified units; (iii) the bill and hold arrangement was specifically requested by the third party distributor for the purpose of minimizing the impact of multiple shipments of the units; (iv) the third party distributor provides specific instructions for shipment to customers, and completed units held by us for the third party distributor generally do not exceed three months of anticipated shipments; (v) we have no further performance obligations with respect to such units; (vi) completed units are invoiced to the third party distributor with 30 day payment terms and such receivables are generally satisfied within such terms; and  (vii) completed units are ready for shipment and segregated in a designated section of our warehouse reserved only for the third party distributor.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

None of our sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis and dental products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, endoscope reprocessing and dental customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $21,000 and $191,000 for the three months ended October 31, 2005 and 2004, respectively. Included in the volume rebates for the three months ended October 31, 2005 is approximately $300,000 in volume rebates as a result of the addition of dental products offset by a reduction in volume rebates to a major dialysis chain. Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods.

Trade-in allowances were not significant during the three months ended October 31, 2005 and 2004. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due to us from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments. We use historical experience as well as current market information in determining the estimate. While actual losses have historically been within management’s expectations and provisions established, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Alternatively, if certain customers paid their delinquent receivables, reductions in allowances may be required (as was the case during the three months ended October 31, 2005).

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, brand names, technology, non-compete agreements and patents, are amortized on the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2005, management concluded that none of our intangible assets or goodwill was impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results which management believes to be reasonable.

Long-lived assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. In one such review in July 2005, our results of operations were adversely impacted by a $338,000 impairment charge, which was recorded in general and administrative expenses, primarily related to the cancellation of a computer system installation due to the termination of Carsen’s Olympus distribution business on July 31, 2006. In addition, impairment charges of $55,000 and $153,000 were recorded during fiscal 2005 and fiscal 2004, respectively, pertaining to the closing of two dialyzer reprocessing centers. With few exceptions, our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective, and accordingly, actual amounts realized may differ significantly from our estimate.

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

Stock-Based Compensation

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

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

The stock-based compensation expense recorded in our condensed consolidated financial statements may not be representative of the effect of stock-based compensation in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the option grant (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected weighted average option lives (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission (the “SEC”) and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the beliefs and assumptions of management; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

•                  the expiration on July 31, 2006 of the distribution agreements of our Carsen subsidiary covering its sale and service of Olympus products in Canada, which will result in the loss of a significant portion of our net sales, operating income and net income after July 31, 2006

•                  the increasing market share of single-use dialyzers relative to reuse dialyzers

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

•                  foreign currency exchange rate and interest rate fluctuations

You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the foregoing items to be a complete list of all potential risks or uncertainties. See “Risk Factors” in our 2005 Form 10-K for a discussion of the above risk factors and certain additional risk factors that you should consider before investing in the shares of our common stock.

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

Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars. Additionally, a portion of Biolab’s and Saf-T-Pak’s inventories are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries (Carsen, Biolab and Saf-T-Pak) could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in note 2 to the 2005 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall positive impact during the three months ended October 31, 2005, compared with the three months ended October 31, 2004, upon our results of operations and stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $18,800,000 (United States dollars) at October 31, 2005 and cover a substantial portion of Carsen’s projected purchases of inventories through July 2006.

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in note 2 to the 2005 Form 10-K. Fluctuations in the rates of currency exchange between the European Union and the United States had an overall positive impact for the three months ended October 31, 2005, compared to the three months ended October 31, 2004, upon our results of operations, and had an adverse impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to €1,639,000 at October 31, 2005 which covers certain assets and liabilities of Minntech’s

Netherlands subsidiary which are denominated in United States dollars. Such contract expired on November 30, 2005. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During the three months ended October 31, 2005, such forward contracts were effective in offsetting most of the impact of the weakening of the euro on our results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2005 and 2004 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest Rate Market Risk

We have credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada. During the three months ended October 31, 2005, all of our outstanding borrowings were under our United States credit facilities.

Market Risk Sensitive Transactions

Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s 2005 Form 10-K.

ITEM 4.                           CONTROLS AND PROCEDURES.

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

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

We have evaluated our internal controls over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except related to the acquisition of Crosstex as described below.

Changes in Internal Control

On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex, as more fully described in note 3 to the condensed consolidated financial statements and in the MD&A. During the three months ended October 31, 2005, Crosstex represented a material portion of our sales, net income and net assets. In conjunction with the due diligence performed by us in connection with this acquisition, we determined that the overall internal control environment of Crosstex contained a number of significant deficiencies, some of which rise to the level of material weaknesses. Some of the more significant internal control weaknesses included the lack of segregation of duties, the need to hire a principal financial and accounting officer, numerous limitations with respect to the management information systems, lack of application of GAAP in certain aspects of financial reporting, and substandard monthly closing procedures, all of which represent a partial list of internal control deficiencies.

We believe that by the end of fiscal 2006, we will be able to remedy the majority of the more significant internal control weaknesses at Crosstex. In order to achieve these objectives, we took a number of steps including hiring, during the period covered by this report, a principal financial and accounting officer at Crosstex in October 2005, formalizing the monthly closing procedures and timing, and ensuring consistent and complete application of GAAP. Additionally, throughout fiscal 2006, we intend to implement a number of additional internal control procedures designed to ensure the completeness and accuracy of reported financial information, including periodic physical inventories, monthly account analyses and quarter-end field reviews by representatives of Cantel’s financial and accounting staff. We will rely extensively on detect controls with respect to reported month-end financial information until such time that appropriate prevent controls can be implemented. Also during fiscal 2006, we will evaluate the management information systems at Crosstex with a view toward replacement of the existing systems. We expect gradual, but significant, improvement in the overall Crosstex internal control environment as fiscal 2006 progresses.

PART II - OTHER INFORMATION

ITEM 1.                           LEGAL PROCEEDINGS

See Part I, Item 1. – Note 13 above.

ITEM 6.                           EXHIBITS

31.1                           – Certification of Principal Executive Officer.

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

Date: December 12, 2005

	By:	/s/ James P. Reilly
James P. Reilly, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller