Form 10-Q
period 2006-01-31
CANTEL MEDICAL CORP
filed 2006-03-13
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006.

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

(973) 890-7220

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer   ☐                    Accelerated filer    ☒                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Number of shares of Common Stock outstanding as of February 28, 2006: 15,550,832.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31,	July 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$19,722	$33,335
Accounts receivable, net of allowance for doubtful accounts of $805 at January 31 and $761 at July 31	37,005	34,250
Inventories:
Raw materials	10,287	6,284
Work-in-process	3,844	2,915
Finished goods	18,839	12,933
Total inventories	32,970	22,132
Deferred income taxes	2,432	2,772
Prepaid expenses and other current assets	2,636	1,177
Total current assets	94,765	93,666
Property and equipment, net	35,550	22,661
Intangible assets, net	44,956	13,317
Goodwill	67,912	33,343
Other assets	2,003	1,353
	$245,186	$164,340
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,000	$15,750
Accounts payable	11,476	10,930
Compensation payable	4,252	4,956
Accrued expenses	6,655	6,018
Deferred revenue	5,659	2,271
Income taxes payable	—	2,726
Total current liabilities	31,042	42,651

Long-term debt	58,500	—
Deferred income taxes	23,907	10,305
Other long-term liabilities	2,707	2,758

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; January 31 - 15,970,275 shares issued and 15,524,687 shares outstanding; July 31 - 15,448,941 shares issued and 15,005,382 shares outstanding	1,597	1,545
Additional capital	66,882	57,491
Retained earnings	53,373	45,698
Accumulated other comprehensive income	8,946	5,621
Treasury Stock, at cost; January 31 - 445,588 shares; July 31 - 443,559 shares	(1,768)	(1,729)
Total stockholders’ equity	129,030	108,626
	$245,186	$164,340

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Net sales:
Product sales	$55,088	$43,492	$108,726	$83,319
Product service	6,536	6,044	13,131	11,559
Total net sales	61,624	49,536	121,857	94,878

Cost of sales:
Product sales	34,569	26,933	67,590	51,495
Product service	4,191	3,782	8,256	7,347
Total cost of sales	38,760	30,715	75,846	58,842

Gross profit	22,864	18,821	46,011	36,036

Operating expenses:
Selling	6,094	5,814	12,511	11,222
General and administrative	8,113	5,367	16,224	10,817
Research and development	1,415	1,022	2,635	2,006
Total operating expenses	15,622	12,203	31,370	24,045

Income before interest and income taxes	7,242	6,618	14,641	11,991

Interest expense	1,098	420	2,362	849
Interest income	(149)	(107)	(361)	(185)

Income before income taxes	6,293	6,305	12,640	11,327

Income taxes	2,364	2,430	4,965	4,345

Net income	$3,929	$3,875	$7,675	$6,982

Earnings per common share:
Basic	$0.25	$0.26	$0.50	$0.47

Diluted	$0.24	$0.24	$0.47	$0.44

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2006	2005

Cash flows from operating activities
Net income	$7,675	$6,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,524	2,256
Stock-based compensation expense	678	—
Amortization of debt issuance costs	170	286
Loss on disposal of fixed assets	83	36
Deferred income taxes	(822)	1,902
Excess tax benefits from stock-based compensation	(621)	—
Changes in assets and liabilities:
Accounts receivable	2,690	143
Inventories	(3,405)	1,111
Prepaid expenses and other current assets	(578)	(861)
Accounts payable and accrued expenses	(476)	(2,069)
Income taxes payable	(2,212)	(1,789)
Net cash provided by operating activities	8,706	7,997

Cash flows from investing activities
Capital expenditures	(1,550)	(1,856)
Proceeds from disposal of fixed assets	143	8
Acquisition of Crosstex, net of cash acquired	(68,114)	—
Other, net	(9)	(18)
Net cash used in investing activities	(69,530)	(1,866)

Cash flows from financing activities
Borrowings under term loan facility for Crosstex acquisition, net of debt issuance costs	39,399	—
Borrowings under revolving credit facility for Crosstex acquisition, net of debt issuance costs	27,635	—
Repayments under term loan facility	(16,750)	(2,750)
Repayments under revolving credit facility	(5,800)	(3,000)
Proceeds from exercises of stock options	1,111	2,305
Excess tax benefits from stock-based compensation	621	—
Net cash provided by (used in) financing activities	46,216	(3,445)

Effect of exchange rate changes on cash and cash equivalents	995	1,053

(Decrease) increase in cash and cash equivalents	(13,613)	3,739
Cash and cash equivalents at beginning of period	33,335	17,862
Cash and cash equivalents at end of period	$19,722	$21,601

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

Cantel had five operating companies at July 31, 2005 and six operating companies at January 31, 2006 due to the August 1, 2005 acquisition of Crosstex International, Inc. (“Crosstex”). Minntech Corporation (“Minntech”), Carsen Group Inc. (“Carsen”), Mar Cor Purification, Inc. (formerly known as Mar Cor Services, Inc.)(“Mar Cor”), Saf-T-Pak, Inc. (“Saf-T-Pak”) and Crosstex are wholly-owned operating subsidiaries of Cantel. Biolab Equipment Ltd. (“Biolab”) is a wholly-owned operating subsidiary of Carsen. In addition, Minntech has two foreign subsidiaries, Minntech B.V. and Minntech Japan K.K., which serve as Minntech’s bases in Europe and the Asia/Pacific markets, respectively.

On August 1, 2005, Cantel acquired Crosstex, a privately held company headquartered in Hauppauge, New York, as more fully described in note 3 to the condensed consolidated financial statements. Crosstex is a leading manufacturer and reseller of single-use, infection control products used principally in the dental market. For the three and six months ended January 31, 2006, the Crosstex business is reported in a new reporting segment known as Dental. Because the acquisition of Crosstex was consummated on August 1, 2005, its results of operations are not included in the three and six months ended January 31, 2005. However, see note 3 to the condensed consolidated financial statements for pro forma information which assumes Crosstex was included in our results of operation as of the beginning of fiscal 2005.

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

Note 2.                   Stock-Based Compensation

On August 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense will be recognized for any option grant or stock award granted on or after August 1, 2005, as well as the unvested portion of stock options granted prior to August 1, 2005, based upon the award’s fair value. For fiscal 2005 and earlier periods, we have accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant.

The following table shows the allocation of total stock-based compensation expense recognized in the condensed consolidated statements of income for the three and six months ended January 31, 2006:

	Three Months Ended	Six Months Ended
	January 31, 2006	January 31, 2006

Cost of sales	$13,000	$38,000
Operating expenses:
Selling	39,000	97,000
General and administrative	217,000	531,000
Research and development	4,000	12,000
Total operating expenses	260,000	640,000
Stock-based compensation before income taxes	273,000	678,000
Income tax benefits	(66,000)	(159,000)
Total stock-based compensation expense, net of tax	$207,000	$519,000

As of January 31, 2006, we have recorded stock-based compensation in the amount of $678,000 as additional capital and the related income tax benefits of $159,000 (which pertain to options that do not qualify as incentive stock options) as long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) in our condensed consolidated balance sheet at that date.

If we had elected to recognize compensation expense prior to August 1, 2005 based on the fair value of the options granted at the grant date over the vesting period as prescribed by SFAS 123, net income and earnings per share for the comparable periods would have been as follows:

	Three Months Ended	Six Months Ended
	January 31, 2005	January 31, 2005
Net income:
As reported	$3,875,000	$6,982,000
Stock-based compensation expense determined under fair value based model, net of tax	(639,000)	(1,099,000)
Pro forma	$3,236,000	$5,883,000

Earnings per common share - basic:
As reported	$0.26	$0.47
Pro forma	$0.22	$0.40

Earnings per common share - diluted:
As reported	$0.24	$0.44
Pro forma	$0.20	$0.37

The stock-based compensation expense recorded for the three and six months ended January 31, 2006 and the pro forma stock-based compensation for the three and six months ended January 31, 2005 may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value (including the volatility of Cantel stock), the estimated forfeiture rate (which was approximately 3% for the three and six months ended January 31, 2006) and the accelerated vesting of certain options in fiscal 2005.

We accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to certain executive officers and other employees (67 individuals in total) under our 1997 Employee Stock Option Plan. Such options had exercise prices greater than $16.85, the closing price on June 24, 2005, the date that our Board of Directors authorized such acceleration. Options to purchase 759,650 shares of common stock (of which approximately 577,500 shares are subject to options held by executive officers) were subject to this acceleration. All other terms and conditions of the options remain in effect. Options held by non-employee directors were not included in the acceleration. Because these options had exercise prices in excess of the market value of Cantel common stock on June 24, 2005, and therefore were not fully achieving our original objectives of incentive compensation and employee retention, we expect the acceleration may have a positive effect on employee morale, retention and perception of option value. The acceleration eliminated any future compensation expense we would otherwise recognize in our income statement with respect to these options with the August 1, 2005 implementation of SFAS 123R. The compensation expense, after tax, related to this acceleration totaled approximately $3,400,000. If such acceleration did not occur, we would have recognized additional compensation expense, net of tax, of approximately $315,000 and $630,000 during the three and six months ended January 31, 2006, respectively, based on the fair value of the options granted at grant date over the original vesting period.

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options was $1,032,000 at January 31, 2006 with a remaining weighted average period of 20 months over which such expense is expected to be recognized.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during the three and six months ended January 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
Black-Scholes Option	January 31,		January 31,
Valuation Assumptions	2006	2005	2006	2005

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	0.518	0.429 to 0.435	0.518 to 0.535	0.429 to 0.435
Risk-free interest rate (2)	4.00% to 4.29%	3.53% to 3.71%	4.00% to 4.33%	3.35% to 3.71%
Expected lives (in years) (3)	4 to 5	3 to 5	4 to 5	3 to 5

(1) Volatility was based on historical closing prices of our Common Stock.

(2) The 5 year U.S. Treasury rate at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted during the six months ended January 31, 2006 and 2005 under the 1998 Director’s Plan and certain options under the 1997 Employee Plan. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and six months ended January 31, 2006, the weighted average fair value of all options granted was $8.53 and $9.31, respectively. For the three and six months ended January 31, 2005, the weighted average fair value of all options granted was $7.32 and $7.13, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $598,000 and $1,478,000 for the three and six months ended January 31, 2006, respectively, and $3,427,000 and $3,825,000 for the three and six months ended January 31, 2005, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2005	2,708,493	$11.35
Granted	34,625	19.19
Canceled	(44,448)	7.54
Exercised	(136,513)	8.42
Outstanding at January 31, 2006	2,562,157	$11.67

Exercisable at July 31, 2005	2,065,895	$11.81

Exercisable at January 31, 2006	2,193,138	$11.77

Upon exercise of stock options, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when an option is exercised, the Company is allowed a deduction on its income tax return. Accordingly, we account for such income tax deductions as additional capital and as a reduction of income taxes payable. For the three and six months ended January 31, 2006, options exercised resulted in an $829,000 income tax deduction.

At July 31, 2005 (prior to the adoption of SFAS 123R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. Beginning August 1, 2005, we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. For the six months ended January 31, 2006, $621,000 in excess tax benefits were shown as financing cash flows in our consolidated statements of cash flow. Excess tax benefits arise when the ultimate tax deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value.

The following table summarizes additional information related to stock options outstanding at January 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at January 31, 2006	(Months)	Price	At January 31, 2006	(Months)	Price

$2.27- $5.16	654,750	28	$3.02	654,750	28	$3.02
$7.00- $14.70	968,630	27	$9.26	683,987	24	$9.30
$15.23 - $29.49	938,777	48	$20.20	854,401	48	$20.44
$2.27- $29.49	2,562,157	35	$11.67	2,193,138	34	$11.77

Total Intrinsic Value	$16,949,496			$14,662,060

A summary of our stock option plans follows:

1997 Employee Plan

A total of 3,750,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1997 Employee Stock Option Plan, as amended, which expires on October 15, 2007. Options under this plan:

•  are granted at the market price at the time of the grant,

•  are granted primarily as incentive stock options (although non-incentive stock options are permitted),

•  are usually exercisable in three or four equal annual installments contingent upon being employed by the Company during that period, and

•  typically expire five years from the date of the grant.

This plan was amended in December 2003 to permit the grant of options that do not qualify as incentive stock options. At January 31, 2006, options to purchase 1,840,251 shares of Common Stock were outstanding under the 1997 Employee Plan and 607,291 shares were available for grant. In July 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options, as more fully described above.

1991 Directors’ Plan

A total of 450,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1991 Directors’ Stock Option Plan, which expired in fiscal 2001. All options outstanding at January 31, 2006 under this plan do not qualify as incentive stock options, have a term of ten years and are fully exercisable. At January 31, 2006, options to purchase 75,375 shares of Common Stock were outstanding. No additional options will be granted under this plan.

1998 Directors’ Plan

A total of 450,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1998 Directors’ Stock Option Plan, as amended. Options under this plan:

•  are granted to directors at the market price at the time of grant,

•  are granted automatically to each newly appointed or elected director to purchase 15,000 shares,

•  are granted annually on the last business day of our fiscal year to each member of our Board of Directors to purchase 1,500 shares. (Assuming the individual is still a member of the Board of Directors, 50% are exercisable on the first anniversary of the grant of such options and 50% are exercisable on the second anniversary of the grant of such options.),

•  are granted quarterly to each member of our Board of Directors to purchase 750 shares (except for directors employed by the Company) who are in attendance at that quarter’s regularly scheduled Board of Directors meeting (100% are exercisable immediately),

•  have a term of ten years if granted prior to July 31, 2000 or five years if granted on or after July 31, 2000, and

•  do not qualify as incentive stock options.

At January 31, 2006, options to purchase 266,250 shares of Common Stock were outstanding under the 1998 Directors’ Plan and 112,875 shares were available for grant.

Non-plan options

We also have 380,281 non-plan options outstanding at January 31, 2006 which have been granted at the market price at the time of grant and expire up to a maximum of ten years from the date of grant. These non-plan options do not qualify as incentive stock options.

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

Under the terms of Stock Purchase Agreements with the five stockholders of Crosstex, pursuant to which we acquired all of the issued and outstanding capital stock of Crosstex, we paid an aggregate purchase price of approximately $77,794,000, comprised of approximately $69,794,000 in cash consideration and 384,821 shares of Cantel common stock (valued at $6,786,000) to the former Crosstex shareholders, and transaction costs of $1,214,000. The purchase price included the retirement of bank debt and certain other liabilities of Crosstex. In addition, there is a further $12,000,000 potential earnout payable to the sellers of Crosstex over three years based on the achievement by Crosstex of certain targets of earnings before interest and taxes.

A registration statement covering the resale of the 384,821 shares issued to the selling stockholders was declared effective by the Securities and Exchange Commission on November 15, 2005. Subject to the conditions and limitations described in the Stock Purchase Agreements with the selling stockholders, we have agreed that if the average sales price for any such shares sold by a selling stockholder during the four month period following November 15, 2005 is less than $17.635 per share, we will pay to such selling stockholder an amount equal to the product of (A) the difference between the $17.635 and the average sales price and (B) the number of shares sold by the selling stockholder. As of March 7, 2006, the selling stockholders have sold an aggregate of 156,700 shares; if none of the remaining 228,121 shares are sold by March 14, 2006, then the aggregate payment to the selling shareholders would be approximately $27,000 based upon the shares sold to date, which would be recorded as a reduction to additional capital.

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

Since the acquisition and restated credit facilities were completed on the first day of fiscal 2006, the results of operations of Crosstex are included in our results of operations for the three and six months ended January 31, 2006 and are excluded from our results of operations for the three and six months ended January 31, 2005.

As a result of the August 1, 2005 acquisition of Crosstex, we added a new reporting segment known as Dental. As of January 31, 2006, this new segment had identifiable assets of $96,742,000, including $13,719,000 in long-lived assets. For the three and six months ended January 31, 2006, the Dental segment added the following to our condensed consolidated financial statements:

	Three Months Ended	Six Months Ended
	January 31, 2006	January 31, 2006

Net sales	$13,108,000	$26,235,000

Operating income	$2,130,000	$3,766,000

Capital expenditures	$512,000	$712,000

Depreciation and amortization	$1,169,000	$2,984,000

The segment operating income for the three and six months ended January 31, 2006 excludes non-recurring charges directly related to the acquisition which were incurred by us upon the closing of the acquisition. Such non-recurring charges include (i) debt issuance costs relating to the term loan facility of approximately $160,000 and (ii) incentive compensation for an officer of Cantel in the amount of approximately $345,000. The aggregate amount of such charges was approximately $505,000 (or $318,000, net of tax), and have been included within general corporate expenses in our segment presentation in note 12 to our condensed consolidated financial statements.

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

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Allocation
Net Assets
Cash and cash equivalents	$4,264,000
Accounts receivable, net	4,387,000
Inventories	7,291,000
Other current assets	543,000
Total current assets	16,485,000
Property and equipment, net	13,809,000
Non-amortizable intangible assets - trade names (indefinite life)	5,200,000
Amortizable intangible assets:
Non-compete agreements (6-year life)	1,800,000
Customer relationships (10-year life)	17,900,000
Branded products (10-year life)	8,700,000
Total amortizable intangible assets (9-year weighted average life)	28,400,000
Other assets	50,000
Current liabilities	(4,354,000)
Noncurrent deferred income tax liabilities	(15,555,000)
Net assets acquired	$44,035,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $33,759,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our new Dental reporting segment. Included in cash and cash equivalents was $1,370,000 funded by the selling stockholders and utilized for the payment in August 2005 of current liabilities (included above and reflected within cash flows from investing activities in our condensed consolidated statement of cash flows for the six months ended January 31, 2006) directly resulting from the acquisition.

Selected consolidated statements of income data for the three and six months ended January 31, 2006 and comparable unaudited pro forma consolidated statements of income data for the three and six months ended January 31, 2005 (assuming that Crosstex was included in our results of operations as of the beginning of fiscal 2005) are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Net sales	$61,624,000	$61,694,000	$121,857,000	$118,942,000
Net income	$3,929,000	$4,201,000	$7,675,000	$7,148,000
Earnings per share:
Basic	$0.25	$0.28	$0.50	$0.47
Diluted	$0.24	$0.25	$0.47	$0.44
Weighted average common shares:
Basic	15,487,000	15,167,000	15,447,000	15,091,000
Diluted	16,370,000	16,567,000	16,411,000	16,429,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the acquisition actually occurred at the beginning of fiscal 2005, nor does it necessarily indicate the combined company’s future operating results.

In order to effect the unaudited pro forma consolidated statement of income data for the three and six months ended January 31, 2005, the operating results of Cantel for the three and six months ended January 31, 2005 were consolidated with the operating results of Crosstex for the three and six months ended October 31, 2004 of its fiscal year ended April 30, 2005. The results presented in the selected unaudited pro forma consolidated statements of income data for the three and six months ended January 31, 2005 have been prepared using the following assumptions: (i) cost of sales during the three months ended October 31, 2004 reflects a step-up in the cost basis of Crosstex inventories based upon the preliminary appraised value of such inventories; (ii) amortization of intangible assets and depreciation and amortization of property and equipment is based upon the preliminary appraised fair values and useful lives of such assets; (iii) interest expense includes interest on the senior bank debt at an effective interest rate of 6% per annum, amortization of a portion of the new debt issuance costs over the life of the credit facilities in accordance with applicable accounting rules and elimination of the historical interest expense of Crosstex; (iv) compensation for former owners have been decreased to be consistent with the terms of their new employment contracts; and (v) calculation of the income tax effects of the pro forma adjustments. All other operating results reflect actual performance.

The unaudited pro forma consolidated statement of income data for the three and six months ended January 31, 2005 does not reflect non-recurring charges directly related to the acquisition which were incurred by us upon the closing of the acquisition. Such non-recurring charges include (i) debt issuance costs relating to the term loan facility of approximately $160,000 and (ii) incentive compensation for an officer of Cantel in the amount of approximately $345,000. The aggregate amount of such charges was approximately $318,000, net of tax. If such charges had been included in the unaudited pro forma consolidated statement of income data, pro forma consolidated basic and diluted earnings per share would have been $0.45 and $0.42, respectively, for the six months ended January 31, 2005.

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

Note 5.                   Comprehensive Income

The Company’s comprehensive income for the three and six months ended January 31, 2006 and 2005 is set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Net income	$3,929,000	$3,875,000	$7,675,000	$6,982,000
Other comprehensive income (loss):
Unrealized loss on currency hedging, net of tax	(202,000)	486,000	(567,000)	(581,000)
Unrealized gain on interest rate cap, net of tax	—	—	—	5,000
Foreign currency translation, net of tax	2,133,000	(351,000)	3,892,000	2,748,000
Comprehensive income	$5,860,000	$4,010,000	$11,000,000	$9,154,000

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

Carsen purchases and pays for a substantial portion of its products in United States dollars and sells its products in Canadian dollars, and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and the Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $14,075,000 (United States dollars) at January 31, 2006 and cover a substantial portion of Carsen’s projected purchases of inventories through July 2006.

In addition, changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to €1,234,000 at January 31, 2006 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on February 28, 2006. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

All of our foreign currency forward contracts are designated as hedges in accordance with SFAS 133. Recognition of gains and losses related to the foreign currency forward contracts is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. At January 31, 2006, Carsen’s cash flow hedge instrument was recorded in accrued expenses and Minntech’s Netherlands subsidiary’s fair value hedge instrument was recorded in prepaid expenses and other current assets. We do not hold any derivative financial instruments for speculative or trading purposes.

Note 7.                   Intangibles and Goodwill

Our intangible assets which continue to be subject to amortization consist primarily of technology, customer relationships, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years as of January 31, 2006. Amortization expense related to intangible assets was $1,356,000 and $2,507,000 for the three and six months ended January 31, 2006, respectively, and $409,000 and $840,000 for the three and six months ended January 31, 2005, respectively. Intangible assets acquired in conjunction with the Crosstex acquisition are more fully described in note 3 to the condensed consolidated financial statements. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	January 31, 2006
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$23,346,000	$(3,540,000)	$19,806,000
Brand names	8,700,000	(435,000)	8,265,000
Technology	8,582,000	(2,435,000)	6,147,000
Non-compete agreements	1,969,000	(291,000)	1,678,000
Patents and other registrations	314,000	(35,000)	279,000
	42,911,000	(6,736,000)	36,175,000
Trademarks and tradenames	8,781,000	—	8,781,000
Total intangible assets	$51,692,000	$(6,736,000)	$44,956,000

	July 31, 2005
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$5,287,000	$(2,203,000)	$3,084,000
Technology	8,404,000	(2,034,000)	6,370,000
Non-compete agreements	169,000	(113,000)	56,000
Patents and other registrations	384,000	(39,000)	345,000
	14,244,000	(4,389,000)	9,855,000
Trademarks and tradenames	3,462,000	—	3,462,000
Total intangible assets	$17,706,000	$(4,389,000)	$13,317,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2006 and the next five years is as follows:

Six month period ending July 31, 2006	$2,357,000
Fiscal 2007	4,651,000
Fiscal 2008	4,455,000
Fiscal 2009	4,134,000
Fiscal 2010	3,925,000
Fiscal 2011	3,750,000

Goodwill changed during fiscal 2005 and the six months ended January 31, 2006 as follows:

					Water
			Endoscopy	Endoscope	Purification		Total
	Dialysis	Dental	and Surgical	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2004	$8,958,000	$—	$207,000	$6,245,000	$11,321,000	$6,599,000	$33,330,000
Adjustments primarily relating to income tax exposure of acquired businesses	(543,000)	—	—	—	(285,000)	(59,000)	(887,000)
Foreign currency translation	—	—	18,000	13,000	401,000	468,000	900,000
Balance, July 31, 2005	8,415,000	—	225,000	6,258,000	11,437,000	7,008,000	33,343,000
Acquisition of Crosstex	—	33,759,000	—	—	—	—	33,759,000
Foreign currency translation	—	—	17,000	(2,000)	360,000	435,000	810,000
Balance, January 31, 2006	$8,415,000	$33,759,000	$242,000	$6,256,000	$11,797,000	$7,443,000	$67,912,000

Note 8.                   Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Beginning balance	$519,000	$696,000	$581,000	$658,000
Provisions	154,000	245,000	328,000	485,000
Charges	(203,000)	(178,000)	(440,000)	(385,000)
Foreign currency translation	1,000	—	2,000	5,000
Acquisitions	—	—	—	—
Ending balance	$471,000	$763,000	$471,000	$763,000

The warranty provisions and charges during the three and six months ended January 31, 2006 and 2005 relate principally to the Company’s endoscope reprocessing products.

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

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At January 31, 2006, the lender’s base rate was 7.5% and the LIBOR rates ranged from 3.97% to 4.47%. The margins applicable to our outstanding borrowings at January 31, 2006 were 0.25% above the lender’s base rate and 1.5% above LIBOR. The majority of our outstanding borrowings were under LIBOR contracts at January 31, 2006. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our revolving credit facility at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech,

Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. We were in compliance with the financial covenants under the 2005 U.S. Credit Facilities at January 31, 2006.

We also have a $3,000,000 (United States dollars) Canadian-based senior secured revolving credit facility with a Canadian bank (the “Canadian Credit Facility”) available for Carsen’s future working capital requirements. The Canadian Credit Facility, which has a maturity date of July 31, 2006, provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; bears interest at rates ranging from 0.13% to 1.38% above the lender’s base rate (which was 5.25% at January 31, 2006), or 1.75% to 3.0% above LIBOR, depending upon Carsen’s ratio of debt to EBITDA; requires us to meet certain financial covenants; and is secured by substantially all assets of Carsen and Biolab. As of January 31, 2006, we had no outstanding borrowings under the Canadian Credit Facility and we do not expect to have any significant borrowings during the remainder of fiscal 2006. We were in compliance with the financial covenants under the Canadian Credit Facility at January 31, 2006.

On January 31, 2006, we had $61,500,000 of outstanding borrowings under the 2005 U.S. Credit Facilities which consisted of $39,000,000 and $22,500,000 under the term loan facility and the revolving credit facility, respectively.

Aggregate annual required maturities of the 2005 U.S. Credit Facilities over the remainder of fiscal 2006 and the next five years are as follows:

Six month period ending July 31, 2006	$1,000,000
Fiscal 2007	4,000,000
Fiscal 2008	6,000,000
Fiscal 2009	8,000,000
Fiscal 2010	10,000,000
Fiscal 2011	32,500,000
Ending balance	$61,500,000

All of such maturing amounts reflect the repayment terms under the 2005 U.S. Credit Facilities. The amount maturing in fiscal 2011 includes the $22,500,000 outstanding at January 31, 2006 under the revolving credit facility since such amount is required to be repaid prior to the expiration date of this facility on August 1, 2010.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Numerator for basic and diluted earnings per share:
Net income	$3,929,000	$3,875,000	$7,675,000	$6,982,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	15,487,275	14,782,348	15,446,887	14,706,332

Dilutive effect of options using the treasury stock method and the average market price for the period	882,297	1,400,105	963,664	1,338,156

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,369,572	16,182,453	16,410,551	16,044,488

Basic earnings per share	$0.25	$0.26	$0.50	$0.47

Diluted earnings per share	$0.24	$0.24	$0.47	$0.44

Note 11.                 Income Taxes

The consolidated effective tax rate on income before income taxes was 39.3% and 38.4% for the six months ended January 31, 2006 and 2005, respectively. We have provided income tax expense for our United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States. Approximately $387,000 of NOLs remained at July 31, 2005 and were fully utilized during the three months ended October 31, 2005.

Our results of operations for the three and six months ended January 31, 2006 and 2005 also reflect income tax expense for our international subsidiaries at their respective statutory rates. Such international subsidiaries include our subsidiaries in Canada and Japan, which had effective tax rates during the six months ended January 31, 2006 of approximately 35.3% and 45.0%, respectively.

The higher overall effective tax rate for the six months ended January 31, 2006, as compared with the six months ended January 31, 2005, is principally due to the loss from operations at our Netherlands subsidiary for which no tax benefit was recorded, the recording of a partial income tax benefit relating to stock-based compensation during the six months ended January 31, 2006, and the geographic mix of pretax income, partially offset by a $200,000 release of a deferred tax liability related to the repatriation of foreign accumulated profits.

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

Since the acquisition of Crosstex was completed on the first day of fiscal 2006, the results of operations of Crosstex are included in the accompanying segment information for the three and six months ended January 31, 2006 and are excluded from the accompanying segment information for the three and six months ended January 31, 2005. The Crosstex acquisition added a new reporting segment known as Dental as more fully described below.

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

The increase in total assets at January 31, 2006 compared with July 31, 2005 was due principally to the acquisition of Crosstex, as more fully described in note 3 to the condensed consolidated financial statements.

The operating segments follow the same accounting policies used for our condensed consolidated financial statements as described in note 2 to the 2005 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Net sales:
Dialysis	$15,250,000	$16,353,000	$31,513,000	$33,105,000
Dental	13,108,000	—	26,235,000	—
Endoscopy and Surgical	10,685,000	10,696,000	20,429,000	17,916,000
Endoscope Reprocessing	7,480,000	7,353,000	14,974,000	14,077,000
Water Purification and Filtration	9,046,000	7,845,000	17,026,000	14,219,000
All Other	6,055,000	7,289,000	11,680,000	15,561,000
Total	$61,624,000	$49,536,000	$121,857,000	$94,878,000

Operating Income:
Dialysis	$1,473,000	$1,881,000	$3,990,000	$4,153,000
Dental	2,130,000	—	3,766,000	—
Endoscopy and Surgical	2,843,000	2,623,000	5,145,000	4,254,000
Endoscope Reprocessing	990,000	1,222,000	2,161,000	2,360,000
Water Purification and Filtration	675,000	848,000	1,673,000	1,138,000
All Other	677,000	1,283,000	1,295,000	2,510,000
	8,788,000	7,857,000	18,030,000	14,415,000
General corporate expenses	(1,546,000)	(1,239,000)	(3,389,000)	(2,424,000)
Interest expense, net	(949,000)	(313,000)	(2,001,000)	(664,000)

Income before income taxes	$6,293,000	$6,305,000	$12,640,000	$11,327,000

Note 13.                 Legal Proceedings

In the normal course of business, the Company is subject to pending and threatened legal actions. It is our policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

On January 27, 2006, the United States District Court, District of Minnesota, granted Minntech Corporation’s Motion for Summary Judgment in the previously reported antitrust lawsuit commenced by HDC Medical, Inc. in November 2003. As a result of the ruling, the complaint against Minntech, a wholly-owned subsidiary of Cantel, has been dismissed. In March 2006, HDC filed a Notice of Appeal with respect to the court’s ruling for Summary Judgment.

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

Under the July 2005 agreement, Olympus will pay us $6,000,000 in cash in consideration for Carsen’s transfer to Olympus of customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and for Carsen’s release of Olympus’s contractual restriction on hiring Carsen personnel. In addition, we will assist Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus products in Canada. The $6,000,000 payable by Olympus is due in three installments, $1,500,000 on August 1, 2005, $1,500,000 on January 31, 2006 and $3,000,000 on July 31, 2006. Both $1,500,000 installments have been received and are recorded as deferred revenue at January 31, 2006. However, the $6,000,000 will not be recognized until July 31, 2006, the date at which all of our obligations will be fulfilled, even though certain wind-down costs such as severance will be recorded throughout fiscal 2006. In addition, Olympus will acquire Carsen’s inventory of Olympus products as of July 31, 2006 at Carsen’s book value.

Under the agreement with Olympus, we have agreed not to manufacture, distribute, sell or represent for sale in Canada through July 31, 2007 any products that are competitive with the Olympus products covered by the Olympus Agreements.

In addition, we have recently reached an agreement in principle with Olympus for the sale of substantially all of Carsen’s non-Olympus related assets other than those related to its Medivators business and certain other smaller product lines. Subject to reaching a definitive agreement, the principal assets to be sold will include Carsen’s accounts receivable, real property leases and leasehold improvements, non-Olympus inventories and backlog orders related to acquired product lines, computer and software systems, equipment and machinery, telephone systems, and records related to the acquired assets. The purchase price for the additional assets being acquired by Olympus will be $4,000,000 in cash plus additional amounts for the non-Olympus inventories, accounts receivable, backlog orders and certain other assets, subject to certain adjustments to the purchase price, particularly those related to service and warranty obligations and certain employee benefits. However, there can be no assurance that the parties will enter into a definitive agreement.

Subject to entering into the definitive agreement referred to above with respect to our sale of additional assets to Olympus, net proceeds from the termination of Carsen’s operations are currently projected to be in excess of $20,000,000. Such net proceeds will consist of the $10,000,000 to be paid by Olympus and net proceeds from the sale of inventories, accounts receivable and backlog orders, less satisfaction of liabilities, severance costs and other wind-down costs. Management’s projection of net proceeds is an estimate based on inventories, accounts receivable, backlog orders and liabilities at January 31, 2006 and assumptions for potential wind-down costs, but without taking into account any Canadian or United States income tax implications.

The net sales and operating income attributable to Carsen’s business (inclusive of both Olympus and non-Olympus business, but exclusive of the sale of Medivators reprocessors) constitute the entire Endoscopy and Surgical reporting segment and Scientific operating segment, which is included within the All Other reporting segment.

If Olympus purchases the additional assets described above, then we will not continue any remaining non-Olympus product lines, with the exception of the Medivators endoscope reprocessors. We are currently evaluating various alternatives related to the continued distribution of Medivators products.

Operating segment information attributable to Carsen’s business is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Net sales:
Endoscopy and Surgical	$10,685,000	$10,696,000	$20,429,000	$17,916,000
Endoscope Reprocessing	785,000	792,000	1,184,000	1,415,000
Scientific (included in All Other)	3,256,000	4,032,000	5,828,000	9,216,000
Total	$14,726,000	$15,520,000	$27,441,000	$28,547,000

Operating income:
Endoscopy and Surgical	$2,843,000	$2,623,000	$5,145,000	$4,254,000
Endoscope Reprocessing	184,000	205,000	259,000	380,000
Scientific (included in All Other)	237,000	443,000	246,000	936,000
Total	$3,264,000	$3,271,000	$5,650,000	$5,570,000

During the three and six months ended January 31, 2006, total net sales of Carsen accounted for approximately 24% and 23%, respectively, of our consolidated net sales. Approximately 80% of Carsen’s net sales for the three and six months ended January 31, 2006 were attributable to its Olympus distribution and service businesses. Operating income of Carsen during the three and six months ended January 31, 2006 was approximately 37% and 31%, respectively, of our consolidated operating income before general corporate expenses and interest expense.

The following table shows the amount of severance recorded in the condensed consolidated statements of income for the three and six months ended January 31, 2006:

	Three Months Ended	Six Months Ended
	January 31, 2006	January 31, 2006

Cost of sales	$9,000	$9,000
Operating expenses:
Selling	90,000	171,000
General and administrative	111,000	233,000
Research and development	—	—
Total operating expenses	201,000	404,000
Total severance expense	$210,000	$413,000

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

Results of Operations provides a discussion of the consolidated results of operations for the three and six months ended January 31, 2006 compared to the three and six months ended January 31, 2005.

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

(ii)                  A stronger Canadian dollar against the United States dollar impacted our results of operations during the three and six months ended January 31, 2006 compared with the three and six months ended January 31, 2005, as more fully described elsewhere in this MD&A. The increase in value was approximately 3.7% and 5.9% for the three and six months ended January 31, 2006, respectively, as compared with the three and six months ended January 31, 2005, based upon average exchange rates reported by banking institutions.

(iii)                 A weaker euro against the United States dollar impacted our results of operations during the three and six months ended January 31, 2006 compared with the three and six months ended January 31, 2005, as more fully described elsewhere in this MD&A. The decrease in value was approximately 9.5% and 5.3% for the three and six months ended January 31, 2006, respectively, as compared with the three and six months ended January 31, 2005, based upon average exchange rates reported by banking institutions.

(iv)                The dialysis industry has been undergoing significant consolidation which has adversely impacted the sale of some of our dialysis products and may continue to adversely affect our business, as more fully described elsewhere in this MD&A and in “Business - Risk Factors” in our 2005 Form 10-K.

(v)                 On August 1, 2005, which is the beginning of our fiscal 2006, we acquired Crosstex, as more fully described in note 3 to the condensed consolidated financial statements.

(vi)                In conjunction with the Crosstex acquisition, we amended and restated our credit facilities on August 1, 2005, as more fully described elsewhere in this MD&A and in notes 3 and 9 to the condensed consolidated financial statements.

(vii)               We changed our segment reporting, as more fully described elsewhere in this MD&A.

(viii)              We adopted the new accounting policy for stock-based compensation and began recording such expense in our results of operations for the three and six months ended January 31, 2006, as more fully described elsewhere in this MD&A and in note 2 to the condensed consolidated financial statements.

Results of Operations

The results of operations reflect the results of Cantel and its wholly-owned subsidiaries.

Since the Crosstex acquisition occurred on August 1, 2005, Crosstex is reflected in our results of operations for the three and six months ended January 31, 2006, and is not reflected in our results of operations for the three and six months ended January 31, 2005.

For the three and six months ended January 31, 2006 compared with the three and six months ended January 31, 2005, discussion herein of our pre-existing business refers to all of our reporting segments with the exception of Dental (since all of this reporting segment is related to the Crosstex acquisition). The following discussion should also be read in conjunction with our 2005 Form 10-K.

The following table gives information as to net sales and the percentage to total net sales accounted for by each of our reporting segments:

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2006		2005		2006		2005
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Dialysis	$15,250	24.8	$16,353	33.1	$31,513	25.9	$33,105	34.9
Dental	13,108	21.3	—	—	26,235	21.5	—	—
Endoscopy and Surgical	10,685	17.3	10,696	21.6	20,429	16.8	17,916	18.9
Endoscope Reprocessing	7,480	12.1	7,353	14.8	14,974	12.3	14,077	14.8
Water Purification and Filtration	9,046	14.7	7,845	15.8	17,026	14.0	14,219	15.0
All Other	6,055	9.8	7,289	14.7	11,680	9.5	15,561	16.4
	$61,624	100.0	$49,536	100.0	$121,857	100.0	$94,878	100.0

Net Sales

Net sales increased by $12,088,000, or 24.4%, to $61,624,000 for the three months ended January 31, 2006 from $49,536,000 for the three months ended January 31, 2005. Net sales of our pre-existing business decreased by $1,020,000, or 2.1%, to $48,516,000 for the three months ended January 31, 2006 compared with the three months ended January 31, 2005. Net sales contributed by Crosstex for the three months ended January 31, 2006 were $13,108,000.

Net sales increased by $26,979,000, or 28.4%, to $121,857,000 for the six months ended January 31, 2006 from $94,878,000 for the six months ended January 31, 2005. Net sales of our pre-existing business increased by $744,000, or 0.8%, to $95,622,000 for the six months ended January 31, 2006 compared with the six months ended January 31, 2005. Net sales contributed by Crosstex for the six months ended January 31, 2006 were $26,235,000.

Net sales were positively impacted for the three and six months ended January 31, 2006, compared with the three and six months ended January 31, 2005, by approximately $615,000 and $1,827,000, respectively, due to the translation of Carsen’s and Biolab’s net sales using a stronger

Canadian dollar against the United States dollar. Carsen’s net sales are principally included in the Endoscopy and Surgical reporting segment and the Scientific operating segment. Biolab’s net sales are included in the Water Purification and Filtration reporting segment.

Increases in selling prices of our products did not have a significant effect on net sales for the three and six months ended January 31, 2006.

The decrease in net sales of our pre-existing business for the three months ended January 31, 2006 was principally attributable to decreases in sales of dialysis products, scientific products and therapeutic filtration products. This decrease in net sales was partially offset by an increase in sales of water purification and filtration products and services.

The increase in net sales of our pre-existing business for the six months ended January 31, 2006 was principally attributable to increases in sales of water purification and filtration products and services, endoscopy and surgical products and services, and endoscope reprocessing products and services. This increase in net sales was partially offset by decreases in sales of dialysis products, scientific products and therapeutic filtration products.

Sales of dialysis products and services decreased by 6.7% and 4.8% during the three and six months ended January 31, 2006, as compared with the three and six months ended January 31, 2005, primarily due to a decrease in demand from international customers for concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) and Renatrons (dialyzer reprocessing equipment) both in the United States and internationally; and lower average selling prices for our Renalin (sterilant) product due to increased sales to large national chains that typically receive more favorable pricing.

The dialysis industry has been undergoing significant consolidation through the acquisition by certain major dialysis chains of smaller chains and independents. In October 2005, DaVita Inc. (“DaVita”), the second-largest dialysis chain in the United States, acquired Gambro AB’s United States dialysis clinic business, Gambro Healthcare, Inc. (“Gambro US”). DaVita and Gambro US are significant customers of our dialysis reuse products. The DaVita/Gambro US acquisition has resulted in greater buying power for the larger resulting entity and thereby a reduction in net sales and profit margins due to reduced average selling prices of our dialyzer reprocessing products. Additionally, this acquisition has resulted in the loss of some low margin concentrate business.

In addition, in May 2005, Fresenius Medical Care AG (“Fresenius”), the largest dialysis chain in the United States and a provider of single-use dialyzer products, announced that it entered into an agreement to acquire Renal Care Group, Inc. (“RCG”). RCG is a significant customer of our dialysis reuse products. If Fresenius’s acquisition is consummated, and if Fresenius converts all or substantially all of the dialysis clinics of RCG into single-use facilities, our sales of dialysis products will be adversely affected. Given the uncertainty of the post-acquisition operating strategies for Fresenius/RCG, we are currently unable to determine the timing and impact on our future sales of dialysis products and services.

Net sales contributed by the Scientific operating segment were $3,256,000 and $5,828,000, a decrease of $776,000 and $3,388,000, or 19.2% and 36.8%, for the three and six months ended January 31, 2006, respectively, compared with the three and six months ended January 31, 2005. The decrease in sales for the six months ended January 31, 2006 was due to a large sale of microscopes and related imaging products to a Canadian university during the three months ended

October 31, 2004. The decrease in sales of scientific products for the three and six months ended January 31, 2006 was also due to our customers experiencing a prolonged government funding process in Canada.

Net sales contributed by the Therapeutic Filtration operating segment were $1,551,000 and $3,409,000, a decrease of $646,000 and $651,000, or 29.4% and 16.0%, for the three and six months ended January 31, 2006, respectively, compared with the three and six months ended January 31, 2005. These reductions in sales were primarily due to a decrease in demand for our hemoconcentrator product (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) both in the United States and internationally.

The increase in sales of water purification and filtration products and services of 15.3% and 19.7% for the three and six months ended January 31, 2006, respectively, compared with the three and six months ended January 31, 2005, was primarily due to increased demand in North America for our water purification and filtration equipment, which was partially attributable to the restructuring, strengthening, and consolidation of our sales and marketing organization.

The increase in sales of endoscopy and surgical products and services for the six months ended January 31, 2006 was primarily due to continued strong healthcare funding in Canada and the translation of Carsen’s net sales using a stronger Canadian dollar against the United States dollar. Net sales of endoscopy and surgical products and services increased by 14.0% in United States dollars as compared with 8.2% in their functional Canadian currency during the six months ended January 31, 2006 as compared with the six months ended January 31, 2005. Healthcare funding in Canada is dependent upon governmental appropriations. Canada has adopted a budget that provides for a significant increase in funding for healthcare. However, we cannot ascertain what impact the funding situation or Canada’s budget will have on future sales of endoscopy and surgical products.

The increase in sales of endoscope reprocessing products and services of 6.4% for the six months ended January 31, 2006, respectively, compared with the six months ended January 31, 2005, was primarily due to an increase in demand for our endoscope disinfection equipment in Europe, and disinfectants and product service both in the United States and internationally, which demand is attributable to the increased field population of equipment (including our Dyped endoscope disinfection equipment in Europe) and our ability to convert users of competitive disinfectants to our products.

Gross profit

Gross profit increased by $4,043,000, or 21.5%, to $22,864,000 for the three months ended January 31, 2006 from $18,821,000 for the three months ended January 31, 2005. Gross profit of our pre-existing business decreased by $754,000, or 4.0%, to $18,067,000 for the three months ended January 31, 2006 compared with the three months ended January 31, 2005. Gross profit contributed by Crosstex for the three months ended January 31, 2006 was $4,797,000.

Gross profit increased by $9,975,000, or 27.7%, to $46,011,000 for the six months ended January 31, 2006 from $36,036,000 for the six months ended January 31, 2005. Gross profit of our pre-existing business increased by $919,000, or 2.6%, to $36,955,000 for the six months ended January 31, 2006 compared with the six months ended January 31, 2005. Gross profit contributed by Crosstex for the six months ended January 31, 2006 was $9,056,000.

Gross profit as a percentage of net sales for the three months ended January 31, 2006 and 2005 was 37.1% and 38.0%, respectively. Gross profit as a percentage of net sales of our pre-existing business for the three months ended January 31, 2006 was 37.2%. Gross profit as a percentage of net sales for Crosstex for the three months ended January 31, 2006 was 36.6%.

Gross profit as a percentage of net sales for the six months ended January 31, 2006 and 2005 was 37.8% and 38.0%, respectively. Gross profit as a percentage of net sales of our pre-existing business for the six months ended January 31, 2006 was 38.6%. Gross profit as a percentage of net sales for Crosstex for the six months ended January 31, 2006 was 34.5%, which was adversely impacted by a $658,000 one-time purchase accounting charge related to Crosstex’ inventory during the three months ended October 31, 2005.

The lower gross profit percentage from our pre-existing business for the three months ended January 31, 2006, compared with the three months ended January 31, 2005, was primarily attributable to a lower gross profit percentage on our dialysis products due to lower average selling prices on concentrate, Renatron equipment and sterilants principally as a result of increased sales to large national chains that typically receive more favorable pricing, and unfavorable overhead absorption associated with the decrease in sales to large national chains and international customers. Additionally, gross profit percentage for the three months ended January 31, 2006 was adversely impacted by the sale of some large water purification and filtration systems which generally have lower margins.

The higher gross profit percentage from our pre-existing business for the six months ended January 31, 2006, compared with the six months ended January 31, 2005, was primarily attributable to favorable Canadian dollar exchange rates, which principally impact the Endoscopy and Surgical and the Water Purification and Filtration reporting segments, as well as the Scientific operating segment; the reduction of sales in our Scientific operating segment which typically have lower margins; and favorable sales mix in our Endoscope Reprocessing and Specialty Packaging reporting segments. Partially offsetting these increases in gross profit percentage were the factors explained above for the lower gross profit percentage from our pre-existing business for the three months ended January 31, 2006, compared with the three months ended January 31, 2005.

The favorable Canadian dollar exchange rates lowered Carsen’s, Biolab’s and Saf-T-Pak’s cost of inventory purchased from suppliers in the United States, and therefore decreased cost of sales and increased gross profit, by approximately $630,000 and $1,087,000 for the three and six months ended January 31, 2006, respectively, compared with the three and six months ended January 31, 2005. In addition, gross profit was positively impacted for the three and six months ended January 31, 2006, compared with the three and six months ended January 31, 2005, by approximately $217,000 and $660,000, respectively, due to the translation of Carsen’s, and Biolab’s gross profit using a stronger Canadian dollar against the United States dollar (which also impacts net sales and therefore has no impact on gross profit as a percentage of net sales).

Operating Expenses

Selling expenses increased by $280,000 to $6,094,000 for the three months ended January 31, 2006, from $5,814,000 for the three months ended January 31, 2005. For the six months ended January 31, 2006, selling expenses increased by $1,289,000 to $12,511,000, from $11,222,000 for the six months ended January 31, 2005. For the three and six months ended January 31, 2006, selling expenses increased principally due to the inclusion of $561,000 and $1,153,000, respectively, of Crosstex’ selling expenses; the translation of Carsen’s, Biolab’s and Saf-T-Pak’s expenses using a stronger Canadian dollar against the United States dollar which resulted in an additional $87,000 and $271,000, respectively, of selling expenses; and $90,000 and $171,000, respectively, in severance expense relating to the termination of the Olympus distribution agreements. Partially offsetting the increase in selling expenses were decreases in sales and marketing personnel and commissions in our dialysis reporting segment in response to the consolidation of the dialysis industry since an increasing percentage of sales of our dialysis products are to major dialysis chains as compared to small chains and independent dialysis clinics.

Selling expenses as a percentage of net sales were 9.9% and 10.3% for the three and six months ended January 31, 2006, compared with 11.7% and 11.8% for the three and six months ended January 31, 2005. The decrease in selling expenses as a percentage of net sales was primarily attributable to the inclusion of the lower selling cost structure of the Crosstex operation and decreases in sales and marketing personnel and commissions in our dialysis reporting segment in response to the consolidation of the dialysis industry.

General and administrative expenses increased by $2,746,000 to $8,113,000 for the three months ended January 31, 2006, from $5,367,000 for the three months ended January 31, 2005. For the six months ended January 31, 2006, general and administrative expenses increased by $5,407,000 to $16,224,000, from $10,817,000 for the six months ended January 31, 2005. For the three and six months ended January 31, 2006, general and administrative expenses increased principally due to the inclusion of $2,106,000 and $4,137,000, respectively, of Crosstex’ general and administrative expenses (which Crosstex expenses include $740,000  and $1,480,000, respectively, of amortization associated with intangible assets); the recording of $217,000 and $531,000, respectively, of stock-based compensation expense during the three and six months ended January 31, 2006; $345,000 in incentive compensation during the three months ended October 31, 2005 directly related to the Crosstex acquisition; $160,000 in debt financing costs for the three months ended October 31, 2005 related to the amended and restated credit facilities; $111,000 and $233,000, respectively, for the three and six months ended January 31, 2006 in severance expense relating to the termination of the Olympus distribution agreements; and the translation of Carsen’s, Biolab’s and Saf-T-Pak’s expenses using a stronger Canadian dollar against the United States dollar which resulted in an additional $54,000 and $154,000, respectively, of general and administrative expenses for the three and six months ended January 31, 2006. Partially offsetting these increases were a decrease for the three and six months ended January 31, 2006 in incentive compensation of approximately $228,000 and $444,000, respectively, (which excludes the acquisition related incentive compensation described above) and a $225,000 decrease in bad debt expense during the three months ended October 31, 2005 due to the collection of several delinquent receivables.

General and administrative expenses as a percentage of net sales were 13.2% and 13.3% for the three and six months ended January 31, 2006, respectively, compared with 10.8% and 11.4% for the three and six months ended January 31, 2005. The increase in general and administrative expenses as a percentage of net sales was primarily attributable to the aforementioned factors.

Research and development expenses (which include continuing engineering costs) increased by $393,000 to $1,415,000 for the three months ended January 31, 2006, from $1,022,000 for the three months ended January 31, 2005. For the six months ended January 31, 2006, research and development expenses increased by $629,000 to $2,635,000, from $2,006,000 for the six months ended January 31, 2005. The increase in research and development expenses for the three and six months ended January 31, 2006 was primarily due to ongoing research and development expenses related to the Dyped endoscope reprocessor and specialty filtration.

Interest

Interest expense increased by $678,000 to $1,098,000 for the three months ended January 31, 2006, from $420,000 for the three months ended January 31, 2005. For the six months ended January 31, 2006 interest expense increased by $1,513,000 to $2,362,000, from $849,000 for the six months ended January 31, 2005. For the three and six months ended January 31, 2006, interest expense increased primarily due to the significant increase in average outstanding borrowings as a result of financing a portion of the purchase price of the August 1, 2005 acquisition of Crosstex.

Interest income increased by $42,000 to $149,000 for the three months ended January 31, 2006, from $107,000 for the three months ended January 31, 2005. For the six months ended January 31, 2006, interest income increased by $176,000 to $361,000, from $185,000 for the six months ended January 31, 2005. Interest income increased primarily due to an increase in average interest rates for the three and six months ended January 31, 2006 and a higher average cash balance for the three months ended October 31, 2005.

Income before income taxes

Income before income taxes decreased by $12,000 to $6,293,000 for the three months ended January 31, 2006, from $6,305,000 for the three months ended January 31, 2005. For the six months ended January 31, 2006, income before income taxes increased by $1,313,000 to $12,640,000, from $11,327,000 for the six months ended January 31, 2005.

Income taxes

The consolidated effective tax rate on income before income taxes was 39.3% and 38.4% for the six months ended January 31, 2006 and 2005, respectively. We have provided income tax expense for our United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States. Approximately $387,000 of NOLs remained at July 31, 2005 and were fully utilized during the three months ended October 31, 2005.

Our results of operations for the three and six months ended January 31, 2006 and 2005 also reflect income tax expense for our international subsidiaries at their respective statutory rates. Such international subsidiaries include our subsidiaries in Canada and Japan, which had effective tax rates during the six months ended January 31, 2006 of approximately 35.3% and 45.0%, respectively.

The higher overall effective tax rate for the six months ended January 31, 2006, as compared with the six months ended January 31, 2005, is principally due to the loss from operations at our Netherlands subsidiary for which no tax benefit was recorded, the recording of a partial income tax benefit relating to stock-based compensation during the six months ended January 31, 2006, and the geographic mix of pretax income, partially offset by a $200,000 release of a deferred tax liability related to the repatriation of foreign accumulated profits.

Stock-Based Compensation

On August 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense will be recognized for any option grant or stock award granted on or after August 1, 2005, as well as the unvested portion of stock options granted prior to August 1, 2005, based upon the award’s fair value. For fiscal 2005 and earlier periods, we have accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant.

The following table shows the allocation of total stock-based compensation expense recognized in the condensed consolidated statements of income for the three and six months ended January 31, 2006:

	Three Months Ended	Six Months Ended
	January 31, 2006	January 31, 2006

Cost of sales	$13,000	$38,000
Operating expenses:
Selling	39,000	97,000
General and administrative	217,000	531,000
Research and development	4,000	12,000
Total operating expenses	260,000	640,000
Stock-based compensation before income taxes	273,000	678,000
Income tax benefits	(66,000)	(159,000)
Total stock-based compensation expense, net of tax	$207,000	$519,000

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options was $1,032,000 at January 31, 2006 with a remaining weighted average period of 20 months over which such expense is expected to be recognized.

As of January 31, 2006, we have recorded stock-based compensation in the amount of $678,000 as additional capital and the related income tax benefits of $159,000 (which pertain to options that do not qualify as incentive stock options) as long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) in our condensed consolidated balance sheet at that date.

If certain criteria are met when an option is exercised, the Company is allowed a deduction on its income tax return. Accordingly, we account for such income tax deductions as additional capital and as a reduction of income taxes payable. For the three and six months ended January 31, 2006, options exercised resulted in an $829,000 income tax deduction.

At July 31, 2005 (prior to the adoption of SFAS 123R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. Beginning August 1, 2005, we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. For the six months ended January 31, 2006, $621,000 in excess tax benefits were shown as financing cash flows in our consolidated statements of cash flow. Excess tax benefits arise when the ultimate tax deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value.

Liquidity and Capital Resources

Working capital

At January 31, 2006, the Company’s working capital was $63,723,000, compared with $51,015,000 at July 31, 2005. This increase was primarily due to the acquisition of Crosstex, which contributed $9,752,000 in working capital at the date of acquisition.

Cash flows from operating activities

Net cash provided by operating activities was $8,706,000 and $7,997,000 for the six months ended January 31, 2006 and 2005, respectively. For the six months ended January 31, 2006, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable (due to strong sales in the month of July 2005 which were subsequently collected), partially offset by an increase in inventories (due to planned increases in stock levels of certain products) and a decrease in income taxes payable (due to the timing of tax payments). For the six months ended January 31, 2005, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, deferred income taxes and a decrease in inventories (which was primarily due to a large sale of microscopes and related imaging products to a Canadian university), partially offset by a decrease in accounts payable and accrued expenses and income taxes payable (due to the timing associated with payments).

Cash flows from investing activities

Net cash used in investing activities was $69,530,000 and $1,866,000 for the six months ended January 31, 2006 and 2005, respectively. For the six months ended January 31, 2006, the net cash used in investing activities was primarily for the acquisition of Crosstex and capital expenditures. For the six months ended January 31, 2005, the net cash used in investing activities was primarily for capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $46,216,000 for the six months ended January 31, 2006, compared with net cash used in financing activities of $3,445,000 for the six months ended January 31, 2005. For the six months ended January 31, 2006, the net cash provided by financing activities was primarily attributable to borrowings under our United States credit facilities related to the acquisition of Crosstex and proceeds from the exercises of stock options, partially offset by repayments under these credit facilities. For the six months ended January 31, 2005, the net cash used in financing activities was primarily attributable to repayments under the credit facilities, partially offset by proceeds from the exercises of stock options.

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

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At February 28, 2006, the lender’s base rate was 7.5% and the LIBOR rates ranged from 4.11% to 4.96%. The margins applicable to our outstanding borrowings at February 28, 2006 were 0.25% above the lender’s base rate and 1.5% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at February 28, 2006. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our revolving credit facility at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. We were in compliance with the financial covenants under the 2005 U.S. Credit Facilities at January 31, 2006.

We also have a $3,000,000 (United States dollars) Canadian-based senior secured revolving credit facility with a Canadian bank (the “Canadian Credit Facility”) available for Carsen’s future working capital requirements. The Canadian Credit Facility, which has a maturity date of July 31, 2006, provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; bears interest at rates ranging from 0.13% to 1.38% above the lender’s base rate (which was 5.25% at February 28, 2006), or 1.75% to 3.0% above LIBOR, depending upon Carsen’s ratio of debt to EBITDA; requires us to meet certain financial covenants; and is secured by substantially all assets of Carsen and Biolab. As of February 28, 2006, we had no outstanding borrowings under the Canadian Credit Facility and we do not expect to have any significant borrowings during the remainder of fiscal 2006. We were in compliance with the financial covenants under the Canadian Credit Facility at January 31, 2006.

On January 31, 2006, we had $61,500,000 of outstanding borrowings under the 2005 U.S. Credit Facilities which consisted of $39,000,000 and $22,500,000 under the term loan facility and the revolving credit facility, respectively. On March 10, 2006, we had $58,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities which consisted of $39,000,000 and $19,000,000 under the term loan facility and the revolving credit facility, respectively.

Aggregate annual required maturities of the 2005 U.S. Credit Facilities over the remainder of fiscal 2006 and the next five years are as follows:

Six month period ending July 31, 2006	$1,000,000
Fiscal 2007	4,000,000
Fiscal 2008	6,000,000
Fiscal 2009	8,000,000
Fiscal 2010	10,000,000
Fiscal 2011	32,500,000
Ending balance	$61,500,000

All of such maturing amounts reflect the repayment terms under the 2005 U.S. Credit Facilities. The amount maturing in fiscal 2011 includes the $22,500,000 outstanding at January 31, 2006 under the revolving credit facility since such amount is required to be repaid prior to the expiration date of this facility on August 1, 2010.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At January 31, 2006, approximately $1,303,000 of this note was outstanding using the exchange rate on January 31, 2006. Such note is non-interest bearing and has been recorded at its present value of $1,183,000 at January 31, 2006. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are amounts due pursuant to deferred compensation arrangements for certain former Minntech directors and officers.

Operating leases

Aggregate future minimum commitments at January 31, 2006 under noncancelable operating leases for property and equipment are as follows:

Six month period ending July 31, 2006	$1,383,000
Fiscal 2007	2,255,000
Fiscal 2008	1,773,000
Fiscal 2009	1,609,000
Fiscal 2010	983,000
Thereafter	2,893,000
Total lease commitments	$10,896,000

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

Under the July 2005 agreement, Olympus will pay us $6,000,000 in cash in consideration for Carsen’s transfer to Olympus of customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and for Carsen’s release of Olympus’s contractual restriction on hiring Carsen personnel. In addition, we will assist Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus products in Canada. The $6,000,000 payable by Olympus is due in three installments, $1,500,000 on August 1, 2005, $1,500,000 on January 31, 2006 and $3,000,000 on July 31, 2006. Both $1,500,000 installments have been received and are recorded as deferred revenue at January 31, 2006. However, the $6,000,000 will not be recognized until July 31, 2006, the date at which all of our obligations will be fulfilled, even though certain wind-down costs such as severance will be recorded throughout fiscal 2006. In addition, Olympus will acquire Carsen’s inventory of Olympus products as of July 31, 2006 at Carsen’s book value.

Under the agreement with Olympus, we have agreed not to manufacture, distribute, sell or represent for sale in Canada through July 31, 2007 any products that are competitive with the Olympus products covered by the Olympus Agreements.

In addition, we have recently reached an agreement in principle with Olympus for the sale of substantially all of Carsen’s non-Olympus related assets other than those related to its Medivators business and certain other smaller product lines. Subject to reaching a definitive agreement, the principal assets to be sold will include Carsen’s accounts receivable, real property leases and leasehold improvements, non-Olympus inventories and backlog orders related to acquired product lines, computer and software systems, equipment and machinery, telephone systems, and records related to the acquired assets. The purchase price for the additional assets being acquired by Olympus will be $4,000,000 in cash plus additional amounts for the non-Olympus inventories, accounts receivable, backlog orders and certain other assets, subject to certain adjustments to the purchase price, particularly those related to service and warranty obligations and certain employee benefits. However, there can be no assurance that the parties will enter into a definitive agreement.

Subject to entering into the definitive agreement referred to above with respect to our sale of additional assets to Olympus, net proceeds from the termination of Carsen’s operations are currently projected to be in excess of $20,000,000. Such net proceeds will consist of the $10,000,000 to be paid by Olympus and net proceeds from the sale of inventories, accounts receivable and backlog orders, less satisfaction of liabilities, severance costs and other wind-down costs. Management’s projection of net proceeds is an estimate based on inventories, accounts receivable, backlog orders and liabilities at January 31, 2006 and assumptions for potential wind-down costs, but without taking into account any Canadian or United States income tax implications.

The net sales and operating income attributable to Carsen’s business (inclusive of both Olympus and non-Olympus business, but exclusive of the sale of Medivators reprocessors) constitute the entire Endoscopy and Surgical reporting segment and Scientific operating segment, which is included within the All Other reporting segment.

If Olympus purchases the additional assets described above, then we will not continue any remaining non-Olympus product lines, with the exception of the Medivators endoscope reprocessors. We are currently evaluating various alternatives related to the continued distribution of Medivators products.

Operating segment information attributable to Carsen’s business is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Net sales:
Endoscopy and Surgical	$10,685,000	$10,696,000	$20,429,000	$17,916,000
Endoscope Reprocessing	785,000	792,000	1,184,000	1,415,000
Scientific (included in All Other)	3,256,000	4,032,000	5,828,000	9,216,000
Total	$14,726,000	$15,520,000	$27,441,000	$28,547,000

Operating income:
Endoscopy and Surgical	$2,843,000	$2,623,000	$5,145,000	$4,254,000
Endoscope Reprocessing	184,000	205,000	259,000	380,000
Scientific (included in All Other)	237,000	443,000	246,000	936,000
Total	$3,264,000	$3,271,000	$5,650,000	$5,570,000

During the three and six months ended January 31, 2006, total net sales of Carsen accounted for approximately 24% and 23%, respectively, of our consolidated net sales. Approximately 80% of Carsen’s net sales for the three and six months ended January 31, 2006 were attributable to its Olympus distribution and service businesses. Operating income of Carsen during the three and six months ended January 31, 2006 was approximately 37% and 31%, respectively, of our consolidated operating income before general corporate expenses and interest expense.

The following table shows the amount of severance recorded in the condensed consolidated statements of income for the three and six months ended January 31, 2006:

	Three Months Ended	Six Months Ended
	January 31, 2006	January 31, 2006

Cost of sales	$9,000	$9,000
Operating expenses:
Selling	90,000	171,000
General and administrative	111,000	233,000
Research and development	—	—
Total operating expenses	201,000	404,000
Total severance expense	$210,000	$413,000

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

Financing needs

During the six months ended January 31, 2006, we repatriated $15,000,000 of existing accumulated profits from our international subsidiaries. At January 31, 2006, we had a cash balance of $19,722,000, a significant portion of which was still held by foreign subsidiaries. In February 2006, we repatriated an additional $2,697,000. The decision to repatriate cash during fiscal 2006 was made in connection with the utilization of all of our remaining NOLs during the six months ended January 31, 2006.

We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facilities will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At March 10, 2006, approximately $19,000,000 was available under our revolving credit facilities (including $16,000,000 under our United States revolving credit facility).

Foreign currency

During the three and six months ended January 31, 2006 compared with the three and six months ended January 31, 2005, the average value of the Canadian dollar increased by approximately 3.7% and 5.9%, respectively, relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect our results of operations principally for the following reasons:

(i)      Carsen purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. The increase in the average value of the Canadian dollar, as explained above, lowered Carsen’s cost of inventory purchased and therefore decreased cost of sales and increased gross profit.

(ii)     Biolab and Saf-T-Pak purchase a portion of their inventories in United States dollars and sell a significant amount of their products in United States dollars and therefore are exposed to realized foreign currency gains and losses upon payment of such payables and the collection of such receivables. Similarly, such United States denominated assets and liabilities must be converted into their functional Canadian currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The increase in the average value of the Canadian dollar, as explained above, primarily resulted in gains for such liabilities and losses for such assets. Since Biolab and Saf-T-Pak had more assets than liabilities denominated in United States dollars, the increase in the average value of the Canadian dollar had an adverse effect on their results of operations for the three and six months ended January 31, 2006.

(iii)    The results of operations of our Canadian subsidiaries are translated from their functional Canadian currency to United States dollars for purposes of preparing our consolidated financial statements. The increase in the average value of the Canadian dollar, as explained above, had an overall positive impact upon our results of operations due to translating the results of operations for the three and six months ended January 31, 2006 at a higher average currency exchange rate as compared with the average currency exchange rate used to translate the results of operations for the three and six months ended January 31, 2005.

During the three and six months ended January 31, 2006, such strengthening of the Canadian dollar relative to the United States dollar had an overall positive impact upon our results of operations.

Under our Canadian Revolving Credit Facility, we had a $35,000,000 (United States dollars) foreign currency hedging facility, which is available to hedge against the impact of such currency fluctuations on purchases of inventories. Total commitments for foreign currency forward contracts under this facility amounted to $11,800,000 (United States dollars) at February 28, 2006 and cover a substantial portion of Carsen’s projected purchases of inventories through July 2006, which is the end of the Olympus distribution agreements. These foreign currency forward contracts have been designated as cash flow hedge instruments. The weighted average exchange rate of the forward contracts open at February 28, 2006 was $1.2185 Canadian dollar per United States dollar, or $0.8207 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on February 28, 2006 was $1.1362 Canadian dollar per United States dollar, or $0.8801 United States dollar per Canadian dollar.

During the three and six months ended January 31, 2006 compared with the three and six months ended January 31, 2005, the value of the euro decreased by approximately 9.5% and 5.3%, respectively, relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect our results of operations for the following reasons:

(i)      Minntech’s Netherlands subsidiary maintains a portion of its cash in United States dollars, sells some of its products in United States dollars and pays various liabilities in United States dollars. Therefore, it is exposed to realized foreign currency gains and losses upon activity in such dollar cash accounts, collection of such receivables and payment of such liabilities. Similarly, such United States denominated assets and liabilities must be converted into their functional euro currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The decrease in the average value of the euro, as explained above, primarily resulted in losses for such liabilities and gains for such assets. Since Minntech’s Netherlands subsidiary had more assets than liabilities denominated in United States dollars, the decrease in the average value of the euro had an overall positive affect on our results of operations for the three and six months ended January 31, 2006.

(ii)     The results of operations of Minntech’s Netherlands subsidiary are translated from its functional euro currency to United States dollars for the purpose of preparing our consolidated financial statements. The decrease in the average value of the euro, as explained above, had an overall positive impact upon our results of operations due to translating the three and six months ended January 31, 2006 results of operations (which had an overall loss) at a lower average currency exchange rate as compared with the average currency exchange rate used to translate the three and six months ended January 31, 2005 results of operations (which also had an overall loss).

During the three and six months ended January 31, 2006, such weakening of the euro relative to the United States dollar had an overall positive impact upon our results of operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedges. There was one foreign currency forward contract amounting to €1,252,000 at February 28, 2006 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expires on March 31, 2006. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During the three and six months ended January 31, 2006, such forward contracts were effective in offsetting most of the impact of the weakening of the euro on our results of operations.

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

 For purposes of translating the balance sheet at January 31, 2006 compared to July 31, 2005, the value of the Canadian dollar increased by approximately 7.3% and the value of the euro decreased by approximately 0.1% compared to the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $3,892,000 during the six months ended January 31, 2006, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2006 compared to the three and six months ended January 31, 2005 did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Inflation

Inflation has not significantly impacted our operations for the three and six months ended January 31, 2006 and 2005.

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

Revenue Recognition

Revenue on product sales (excluding certain sales of endoscope reprocessing equipment in the United States) is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to dialysis, therapeutic, specialty packaging and a portion of endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to endoscopy and surgical, water purification and filtration, scientific products and dental products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. In certain instances, primarily with respect to some of our water purification and filtration equipment and an insignificant amount of our sales of dialysis equipment and scientific products, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user. With respect to a portion of endoscopy and surgical, water purification and filtration and scientific product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

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

None of our sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis and dental products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, endoscope reprocessing and dental customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $393,000 and $482,000 for the three and six months ended January 31, 2006, respectively, and $266,000 and $457,000 for the three and six months ended January 31, 2005, respectively. Included in the volume rebates for the three and six months ended January 31, 2006 is approximately $300,000 and $600,000, respectively, in volume rebates as a result of the addition of dental products offset by the cancellation during the three months ended October 31, 2005 of a volume rebate program resulting from consolidation in the dialysis industry. Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods. Trade-in allowances were not significant during the three and six months ended January 31, 2006 and 2005. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products, endoscope reprocessing products and services, and dental products are sold to third party distributors; the majority of endoscopy and surgical products and services are sold directly to hospitals; the majority of water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; scientific products and services are sold to hospitals, laboratories and other end-users; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

Stock-Based Compensation

On August 1, 2005, we adopted SFAS No. 123R using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense will be recognized for any option grant or stock award granted on or after August 1, 2005, as well as the unvested portion of stock options granted prior to August 1, 2005, based upon the award’s fair value. For fiscal 2005 and earlier periods, we have accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant.

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

The stock-based compensation expense recorded in our condensed consolidated financial statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the option grant (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected weighted average option lives (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.

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

Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars. Additionally, a portion of Biolab’s and Saf-T-Pak’s inventories are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries (Carsen, Biolab and Saf-T-Pak) could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in note 2 to the 2005 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall positive impact during the three and six months ended January 31, 2006, compared with the three and six months ended January 31, 2005, upon our results of operations and stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $14,075,000 (United States dollars) at January 31, 2006 and cover a substantial portion of Carsen’s projected purchases of inventories through July 2006.

 Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in note 2 to the 2005 Form 10-K. Fluctuations in the rates of currency exchange between the European Union and the United States had an overall positive impact for the three and six months ended January 31, 2006, compared to the three and six months ended January 31, 2005, upon our results of operations, and had an adverse impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to €1,234,000 at January 31, 2006 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on February 28, 2006. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During the three and six months ended January 31, 2006, such forward contracts were effective in offsetting most of the impact of the weakening of the euro on our results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2006 and 2005 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest Rate Market Risk

We have credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada. During the three and six months ended January 31, 2006, all of our outstanding borrowings were under the 2005 U.S. Credit Facilities.

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

We have evaluated our internal controls over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as described below.

Changes in Internal Control

On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex, as more fully described in note 3 to the condensed consolidated financial statements and in the MD&A. During the three and six months ended January 31, 2006, Crosstex represented a material portion of our sales, net income and net assets. In conjunction with the due diligence performed by us in connection with this acquisition, we determined that the overall internal control environment of Crosstex contained a number of significant deficiencies, some of which rise to the level of material weaknesses. Some of the more significant internal control weaknesses included the lack of segregation of duties, the need to hire a principal financial and accounting officer, numerous limitations with respect to the management information systems, lack of application of GAAP in certain aspects of financial reporting, and substandard monthly closing procedures, all of which represent a partial list of internal control deficiencies.

We believe that by the end of fiscal 2006, we will be able to remedy the majority of the more significant internal control weaknesses at Crosstex. In order to achieve these objectives, we took a number of steps including hiring, during the period covered by this report, a principal financial and accounting officer at Crosstex in October 2005, formalizing the monthly closing procedures and timing, and ensuring consistent and complete application of GAAP. Additionally, we have implemented a number of additional internal control procedures designed to ensure the completeness and accuracy of reported financial information, including periodic physical inventories, monthly account analyses and quarter-end field reviews by representatives of Cantel’s financial and accounting staff. We are relying extensively on detect controls with respect to reported month-end financial information until such time that appropriate prevent controls can be implemented. We are currently in the process of evaluating the management information systems at Crosstex with a view toward replacement of the existing systems during fiscal 2007. Since the acquisition, significant improvements have already been made in the overall Crosstex internal control environment and will continue to be made throughout the remainder of fiscal 2006.

During February 2006, we completed remediation efforts related to improving segregation of duties and access controls in the general information technology processes at our Minntech subsidiary.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

See Part I, Item 1. – Note 13 above.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 20, 2005, the Company held its Annual Meeting of Stockholders for the fiscal year ended July 31, 2005. At the meeting, stockholders voted for the election of ten members of the Company’s Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified. Stockholders also voted for the approval of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 30,000,000 and for the ratification of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2006.

A tabulation of the number of votes cast for, against and withhold, as well as the number of abstentions as to each matter voted on, is set forth below. There were no broker non-votes.

1.             Election of Directors

	For	Withhold Authority

Robert L. Barbanell	14,405,564	380,958
Alan R. Batkin	14,426,717	359,805
Joseph M. Cohen	14,266,765	519,757
Charles M. Diker	14,407,864	378,658
Darwin C. Dornbush	14,371,923	414,599
Spencer Foreman, M.D.	14,265,912	520,610
Alan J. Hirschfield	14,214,675	571,847
Elizabeth McCaughey	14,448,507	338,015
James P. Reilly	14,410,038	376,484
Bruce Slovin	14,409,520	377,002

2.             Amendment of Certificate of Incorporation

For	Against	Abstain

14,396,613	382,113	7,794

3.             Ratification of Independent Registered Public Accounting Firm

For	Against	Abstain

14,727,293	54,331	4,898

ITEM 6.                  EXHIBITS

31.1	– Certification of Principal Executive Officer.

31.2	– Certification of Principal Financial Officer.

32	– Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: March 13, 2006

	By:	/s/ James P. Reilly
James P. Reilly, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller