Form 10-Q
period 2006-04-30
CANTEL MEDICAL CORP
filed 2006-06-09
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒                              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2006.

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

Number of shares of Common Stock outstanding as of May 31, 2006: 15,508,943.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CANTEL MEDICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	April 30,	July 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$21,813	$33,335
Accounts receivable, net of allowance for doubtful accounts of $930 at April 30 and $761 at July 31	38,307	34,250
Inventories:
Raw materials	11,102	6,284
Work-in-process	4,296	2,915
Finished goods	18,477	12,933
Total inventories	33,875	22,132
Deferred income taxes	2,480	2,772
Prepaid expenses and other current assets	2,130	1,177
Total current assets	98,605	93,666
Property and equipment, net	35,990	22,661
Intangible assets, net	43,986	13,317
Goodwill	68,218	33,343
Other assets	1,927	1,353
	$248,726	$164,340

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$3,500	$15,750
Accounts payable	12,089	10,930
Compensation payable	4,955	4,956
Accrued expenses	6,435	6,018
Deferred revenue	6,647	2,271
Income taxes payable	—	2,726
Total current liabilities	33,626	42,651

Long-term debt	54,000	—
Deferred income taxes	23,937	10,305
Other long-term liabilities	2,762	2,758

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; April 30 - 16,072,300 shares issued and 15,503,412 shares outstanding; July 31 - 15,448,941 shares issued and 15,005,382 shares outstanding	1,607	1,545
Additional capital	68,091	57,491
Retained earnings	57,956	45,698
Accumulated other comprehensive income	10,318	5,621
Treasury Stock, at cost; April 30 - 568,888 shares; July 31 - 443,559 shares	(3,571)	(1,729)
Total stockholders’ equity	134,401	108,626
	$248,726	$164,340

See accompanying notes.

CANTEL MEDICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Net sales:
Product sales	$58,543	$44,370	$167,269	$127,689
Product service	6,815	6,164	19,946	17,723
Total net sales	65,358	50,534	187,215	145,412

Cost of sales:
Product sales	36,411	27,179	104,001	78,674
Product service	4,247	3,832	12,503	11,179
Total cost of sales	40,658	31,011	116,504	89,853

Gross profit	24,700	19,523	70,711	55,559

Operating expenses:
Selling	6,561	6,007	19,072	17,229
General and administrative	8,922	5,674	25,146	16,491
Research and development	1,176	1,103	3,811	3,109
Total operating expenses	16,659	12,784	48,029	36,829

Income before interest and income taxes	8,041	6,739	22,682	18,730

Interest expense	957	353	3,319	1,202
Interest income	(227)	(134)	(588)	(319)

Income before income taxes	7,311	6,520	19,951	17,847

Income taxes	2,728	2,711	7,693	7,056

Net income	$4,583	$3,809	$12,258	$10,791

Earnings per common share:
Basic	$0.29	$0.25	$0.79	$0.73

Diluted	$0.28	$0.23	$0.75	$0.67

See accompanying notes.

CANTEL MEDICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2006	2005

Cash flows from operating activities
Net income	$12,258	$10,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,873	3,391
Stock-based compensation expense	900	—
Amortization of debt issuance costs	265	418
Loss on disposal of fixed assets	121	54
Deferred income taxes	(1,049)	2,957
Excess tax benefits from stock-based compensation	(741)	—
Changes in assets and liabilities:
Accounts receivable	1,888	(1,576)
Inventories	(4,117)	197
Prepaid expenses and other current assets	(286)	(973)
Accounts payable and accrued expenses	1,287	622
Income taxes payable	(1,807)	(1,060)
Net cash provided by operating activities	16,592	14,821

Cash flows from investing activities
Capital expenditures	(3,088)	(2,528)
Proceeds from disposal of fixed assets	147	8
Acquisition of Crosstex, net of cash acquired	(68,163)	—
Other, net	164	(378)
Net cash used in investing activities	(70,940)	(2,898)

Cash flows from financing activities
Borrowings under term loan facility for Crosstex acquisition, net of debt issuance costs	39,399	—
Borrowings under revolving credit facility for Crosstex acquisition, net of debt issuance costs	27,635	—
Repayments under term loan facility	(17,250)	(5,500)
Repayments under revolving credit facility	(9,300)	(3,000)
Proceeds from exercises of stock options	1,945	2,518
Excess tax benefits from stock-based compensation	741	—
Purchases of treasury stock	(1,637)	—
Net cash provided by (used in) financing activities	41,533	(5,982)

Effect of exchange rate changes on cash and cash equivalents	1,293	848

(Decrease) increase in cash and cash equivalents	(11,522)	6,789
Cash and cash equivalents at beginning of period	33,335	17,862
Cash and cash equivalents at end of period	$21,813	$24,651

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

Cantel had five operating companies at July 31, 2005 and six operating companies at April 30, 2006 due to the August 1, 2005 acquisition of Crosstex International, Inc. (“Crosstex”). Minntech Corporation (“Minntech”), Carsen Group Inc. (“Carsen”), Mar Cor Purification, Inc. (formerly known as Mar Cor Services, Inc.)(“Mar Cor”), Saf-T-Pak, Inc. (“Saf-T-Pak”) and Crosstex are wholly-owned operating subsidiaries of Cantel. Biolab Equipment Ltd. (“Biolab”) is a wholly-owned operating subsidiary of Carsen. In addition, Minntech has two foreign subsidiaries, Minntech B.V. and Minntech Japan K.K., which serve as Minntech’s bases in Europe and the Asia/Pacific markets, respectively.

On August 1, 2005, Cantel acquired Crosstex, a privately held company headquartered in Hauppauge, New York, as more fully described in note 3 to the condensed consolidated financial statements. Crosstex is a leading manufacturer and reseller of single-use, infection control products used principally in the dental market. For the three and nine months ended April 30, 2006, the Crosstex business is reported in a new reporting segment known as Dental. Because the acquisition of Crosstex was consummated on August 1, 2005, its results of operations are not included in the three and nine months ended April 30, 2005. However, see note 3 to the condensed consolidated financial statements for pro forma information which assumes Crosstex was included in our results of operations as of the beginning of fiscal 2005.

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

The following table shows the allocation of total stock-based compensation expense recognized in the condensed consolidated statements of income for the three and nine months ended April 30, 2006:

	Three Months Ended	Nine Months Ended
	April 30, 2006	April 30, 2006

Cost of sales	$12,000	$50,000
Operating expenses:
Selling	42,000	139,000
General and administrative	163,000	694,000
Research and development	5,000	17,000
Total operating expenses	210,000	850,000
Stock-based compensation before income taxes	222,000	900,000
Income tax benefits	(59,000)	(218,000)
Total stock-based compensation expense, net of tax	$163,000	$682,000

As of April 30, 2006, we have recorded in our condensed consolidated financial statements stock-based compensation expense in the amount of $900,000 with a corresponding increase to additional capital, partially offset by the related income tax benefits of $218,000 (which pertain to options that do not qualify as incentive stock options) with a corresponding increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities).

If we had elected to recognize compensation expense for the three and nine months ended April 30, 2005 based on the fair value of the options granted at the grant date over the vesting period as prescribed by SFAS 123, net income and earnings per share for the comparable periods would have been as follows:

	Three Months Ended	Nine Months Ended
	April 30, 2005	April 30, 2005
Net income:
As reported	$3,809,000	$10,791,000
Stock-based compensation expense determined under fair value based model, net of tax	(903,000)	(2,002,000)
Pro forma	$2,906,000	$8,789,000

Earnings per common share - basic:
As reported	$0.25	$0.73
Pro forma	$0.19	$0.59

Earnings per common share - diluted:
As reported	$0.23	$0.67
Pro forma	$0.18	$0.54

The stock-based compensation expense recorded for the three and nine months ended April 30, 2006 and the pro forma stock-based compensation for the three and nine months ended April 30, 2005 shown above may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value (including the volatility of Cantel stock), the estimated forfeiture rate (which was approximately 6% for the nine months ended April 30, 2006) and the accelerated vesting of certain options in fiscal 2005.

We accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to certain executive officers and other employees (67 individuals in total) under our 1997 Employee Stock Option Plan. Such options had exercise prices greater than $16.85, the closing price on June 24, 2005, the date that our Board of Directors authorized such acceleration. Options to purchase 759,650 shares of common stock (of which approximately 577,500 shares are subject to options held by executive officers) were subject to this acceleration. All other terms and conditions of the options remain in effect. Options held by non-employee directors were not included in the acceleration. Because these options had exercise prices in excess of the market value of Cantel common stock on June 24, 2005, and therefore were not fully achieving our original objectives of incentive compensation and employee retention, we expect the acceleration may have a positive effect on employee morale, retention and perception of option value. The acceleration eliminated any future compensation expense we would otherwise recognize in our income statement with respect to these options with the August 1, 2005 implementation of SFAS 123R. The compensation expense, after tax, related to this acceleration totaled approximately $3,400,000. If such acceleration did not occur, we would have recognized additional compensation expense, net of tax, of approximately $315,000 and $945,000 during the three and nine months ended April 30, 2006, respectively, based on the fair value of the options granted at grant date over the original vesting period.

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options was $854,000 at April 30, 2006 with a remaining weighted average period of 19 months over which such expense is expected to be recognized.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during the three and nine months ended April 30, 2006 and 2005:

Weighted-Average	Three Months Ended		Nine Months Ended
Black-Scholes Option	April 30,		April 30,
Valuation Assumptions	2006	2005	2006	2005

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	0.509	0.439	0.526	0.434
Risk-free interest rate (2)	4.80%	4.00%	4.38%	3.63%
Expected lives (in years) (3)	4.71	4.44	4.81	3.30

(1) Volatility was based on historical closing prices of our Common Stock.

(2) The 5 year U.S. Treasury rate at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted during the nine months ended April 30, 2006 and 2005 under the 1998 Director’s Plan and certain options under the 1997 Employee Plan. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and nine months ended April 30, 2006, the weighted average fair value of all options granted was $7.36 and $8.90, respectively. For the three and nine months ended April 30, 2005, the weighted average fair value of all options granted was $11.01 and $7.19, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $800,000 and $2,278,000 for the three and nine months ended April 30, 2006, respectively, and $1,037,000 and $4,862,000 for the three and nine months ended April 30, 2005, respectively. The aggregate fair value of all options vested was approximately $162,000 and $1,261,000 for the three and nine months ended April 30, 2006, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2005	2,708,493	$11.35
Granted	43,125	18.42
Canceled	(53,948)	8.84
Exercised	(238,538)	8.32
Outstanding at April 30, 2006	2,459,132	$11.82

Exercisable at July 31, 2005	2,065,895	$11.81

Exercisable at April 30, 2006	2,130,788	$11.87

Upon exercise of stock options, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when an option is exercised, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the three and nine months ended April 30, 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $212,000 and $1,041,000, respectively.

At July 31, 2005 (prior to the adoption of SFAS 123R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Beginning August 1, 2005, we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. For the nine months ended April 30, 2006, $741,000 in excess tax benefits were shown as financing cash flows in our condensed consolidated statement of cash flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense (including tax benefits on stock compensation expense that has only been reflected in the pro forma disclosures) which was determined based upon the award’s fair value.

The following table summarizes additional information related to stock options outstanding at April 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at April 30, 2006	(Months)	Price	At April 30, 2006	(Months)	Price

$2.27– $5.16	653,625	25	$ 3.02	653,625	25	$ 3.02
$7.00– $14.70	869,980	24	$ 9.42	626,512	22	$ 9.45
$15.23 – $29.49	935,527	45	$20.19	850,651	45	$20.45
$2.27– $29.49	2,459,132	32	$11.82	2,130,788	32	$11.87

Total Intrinsic Value	$12,210,270			$10,911,330

A summary of our stock option plans follows:

1997 Employee Plan

A total of 3,750,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1997 Employee Stock Option Plan, as amended, which expires on October 15, 2007. Options under this plan:

- are granted at the market price at the time of the grant,

- are granted primarily as incentive stock options (although non-incentive stock options are permitted),

- are usually exercisable in three or four equal annual installments contingent upon being employed by the Company during that period, and

- typically expire five years from the date of the grant.

This plan was amended in December 2003 to permit the grant of options that do not qualify as incentive stock options. At April 30, 2006, options to purchase 1,771,757 shares of Common Stock were outstanding under the 1997 Employee Plan and 614,291 shares were available for grant. In July 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options, as more fully described above.

1991 Directors’ Plan

A total of 450,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1991 Directors’ Stock Option Plan, which expired in fiscal 2001. All options outstanding at April 30, 2006 under this plan do not qualify as incentive stock options, have a term of ten years and are fully exercisable. At April 30, 2006, options to purchase 74,250 shares of Common Stock were outstanding. No additional options will be granted under this plan.

1998 Directors’ Plan

A total of 450,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1998 Directors’ Stock Option Plan, as amended. Options under this plan:

- are granted to directors at the market price at the time of grant,

- are granted automatically to each newly appointed or elected director to purchase 15,000 shares,

- are granted annually on the last day of our fiscal year to each member of our Board of Directors to purchase 1,500 shares (assuming the individual is still a member of the Board of Directors, 50% are exercisable on the first anniversary of the grant of such options and 50% are exercisable on the second anniversary of the grant of such options),

- are granted quarterly on the last day of each of our fiscal quarters to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting to purchase 750 shares (100% are exercisable immediately),

- have a term of ten years if granted prior to July 31, 2000 or five years if granted on or after July 31, 2000, and

- do not qualify as incentive stock options.

At April 30, 2006, options to purchase 267,750 shares of Common Stock were outstanding under the 1998 Directors’ Plan and 106,875 shares were available for grant.

Non-plan options

We also have 345,375 non-plan options outstanding at April 30, 2006 which have been granted at the market price at the time of grant and expire up to a maximum of ten years from the date of grant. These non-plan options do not qualify as incentive stock options.

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

Under the terms of Stock Purchase Agreements with the five stockholders of Crosstex, pursuant to which we acquired all of the issued and outstanding capital stock of Crosstex, we paid an aggregate purchase price of approximately $77,794,000, comprised of approximately $69,843,000 in cash consideration and 384,821 shares of Cantel common stock (valued at $6,737,000) to the former Crosstex shareholders, and transaction costs of $1,214,000. The purchase price included the retirement of bank debt and certain other liabilities of Crosstex. In addition, there is a further $12,000,000 potential earnout payable to the sellers of Crosstex over three years based on the achievement by Crosstex of certain targets of earnings before interest and taxes. As of April 30, 2006, none of the earnout had been earned; however, if Crosstex’ results of operations for the nine months ended April 30, 2006 were annualized, $3,667,000 would be earned on July 31, 2006 and paid in cash.

A registration statement covering the resale of the 384,821 shares issued to the selling stockholders was declared effective by the Securities and Exchange Commission on November 15, 2005. Subject to the conditions and limitations described in the Stock Purchase Agreements with the selling stockholders, we agreed that if the average sales price for any such shares sold by a selling stockholder during the four month period following November 15, 2005 is less than $17.635 per share, we would pay to such selling stockholder an amount equal to the product of (A) the difference between the $17.635 and the average sales price and (B) the number of shares sold by the selling stockholder. For the four month period ended March 14, 2006, the selling stockholders sold an aggregate of 181,700 shares and the aggregate payment to the selling shareholders was approximately $49,000, which was recorded as a reduction to additional capital. Such payment did not change the aggregate purchase price.

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

Since the acquisition and restated credit facilities were completed on the first day of fiscal 2006, the results of operations of Crosstex are included in our results of operations for the three and nine months ended April 30, 2006 and are excluded from our results of operations for the three and nine months ended April 30, 2005.

As a result of the August 1, 2005 acquisition of Crosstex, we added a new reporting segment known as Dental. As of April 30, 2006, this new segment had identifiable assets of $98,734,000, including $14,008,000 in long-lived assets (excluding intangibles and goodwill). For the three and nine months ended April 30, 2006, the Dental segment added the following to our condensed consolidated financial statements:

	Three Months Ended	Nine Months Ended
	April 30, 2006	April 30, 2006

Net sales	$13,415,000	$39,650,000

Operating income	$1,966,000	$5,732,000

Capital expenditures	$727,000	$1,439,000

Depreciation and amortization	$1,172,000	$4,156,000

The segment operating income for the three and nine months ended April 30, 2006 excludes non-recurring charges directly related to the acquisition which were incurred by us upon the closing of the acquisition. Such non-recurring charges include (i) debt issuance costs relating to the term loan facility of approximately $160,000 and (ii) incentive compensation for an officer of Cantel in the amount of approximately $345,000. The aggregate amount of such charges was approximately $505,000 (or $318,000, net of tax) and has been included within general corporate expenses in our segment presentation in note 12 to our condensed consolidated financial statements.

The reasons for the acquisition of Crosstex were as follows: (i) the complementary nature of the companies’ infection prevention and control products; (ii) the addition of a market leading company in a distinct niche in infection prevention and control; (iii) the increase in the percentage of our net sales derived from recurring consumables; (iv) the opportunity to utilize Crosstex as a sizeable platform to acquire additional companies in the healthcare consumables industry; (v) the expectation that the acquisition will be accretive to our earnings per share; and (vi) the opportunity for us to further expand our business into the design, manufacture and distribution of proprietary products. Such reasons constitute the significant factors which contributed to a purchase price that resulted in recognition of goodwill.

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $33,759,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our new Dental reporting segment. Included in cash and cash equivalents was $1,370,000 funded by the selling stockholders and utilized for the payment in August 2005 of current liabilities (included above and reflected within cash flows from investing activities in our condensed consolidated statement of cash flows for the nine months ended April 30, 2006) directly resulting from the acquisition.

Selected consolidated statements of income data for the three and nine months ended April 30, 2006 and comparable unaudited pro forma consolidated statements of income data for the three and nine months ended April 30, 2005 (assuming that Crosstex was included in our results of operations as of the beginning of fiscal 2005) are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Net sales	$65,358,000	$61,893,000	$187,215,000	$180,835,000
Net income	$4,583,000	$3,812,000	$12,258,000	$10,960,000
Earnings per share:
Basic	$0.29	$0.25	$0.79	$0.72
Diluted	$0.28	$0.23	$0.75	$0.66
Weighted average common shares:
Basic	15,566,000	15,327,000	15,486,000	15,168,000
Diluted	16,313,000	16,906,000	16,357,000	16,579,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the acquisition actually occurred at the beginning of fiscal 2005, nor does it necessarily indicate the combined company’s future operating results.

In order to effect the unaudited pro forma consolidated statements of income data for the three and nine months ended April 30, 2005, the operating results of Cantel for the three and nine months ended April 30, 2005 were consolidated with the operating results of Crosstex for the three and nine months ended January 31, 2005 of its fiscal year ended April 30, 2005. The results presented in the selected unaudited pro forma consolidated statements of income data for the three and nine months ended April 30, 2005 have been prepared using the following assumptions: (i) cost of sales during the three months ended October 31, 2004 reflects a step-up in the cost basis of Crosstex inventories based upon the preliminary appraised value of such inventories; (ii) amortization of intangible assets and depreciation and amortization of property and equipment is based upon the preliminary appraised fair values and useful lives of such assets; (iii) interest expense includes interest on the senior bank debt at an effective interest rate of 6% per annum, amortization of a portion of the new debt issuance costs over the life of the credit facilities in accordance with applicable accounting rules and elimination of the historical interest expense of Crosstex; (iv) compensation for former owners have been decreased to be consistent with the terms of their new employment contracts; and (v) calculation of the income tax effects of the pro forma adjustments. All other operating results reflect actual performance.

The unaudited pro forma consolidated statements of income data for the three and nine months ended April 30, 2005 do not reflect non-recurring charges directly related to the acquisition which were incurred by us upon the closing of the acquisition. Such non-recurring charges include (i) debt issuance costs relating to the term loan facility of approximately $160,000 and (ii) incentive compensation for an officer of Cantel in the amount of approximately $345,000. The aggregate amount of such charges was approximately $318,000, net of tax. If such charges had been included in the unaudited pro forma consolidated statement of income data, pro forma consolidated basic and diluted earnings per share would have been $0.70 and $0.64, respectively, for the nine months ended April 30, 2005.

Fluid Solutions

On May 1, 2006, Mar Cor purchased certain net assets of Fluid Solutions, Inc. (“Fluid Solutions”), a company with annual revenues of approximately $5,000,000 based in Lowell, Massachusetts that designs, manufactures, installs and services high quality, high purity water systems for use in biotech, pharmaceutical, research, hospitals, and semiconductor environments. Total consideration for the transaction was $2,750,000. We anticipate that this acquisition will have an insignificant contribution to our results of operations for the balance of fiscal 2006.

The reasons for the acquisition were as follows: (i) the opportunity to add a base of business and expand the Mar Cor service network in a region that has a concentration of life science companies as well as healthcare and research institutions; (ii) further develop the Fluid Solutions water business to serve the New England dialysis market; (iii) the potential revenue and cost savings synergies and efficiencies that could be realized through optimizing and combining the acquired assets (including Fluid Solution employees) into Mar Cor; and (iv) the expectation that the acquisition will be accretive to our future earnings per share.

Note 4.   Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense and included in income from continuing operations. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005 and therefore was effective for the beginning of our third quarter in fiscal 2006. The adoption of FSP 13-1 did not have an impact on our financial position or results of operations.

Note 5.   Comprehensive Income

The Company’s comprehensive income for the three and nine months ended April 30, 2006 and 2005 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Net income	$4,583,000	$3,809,000	$12,258,000	$10,791,000
Other comprehensive income (loss):
Unrealized gain (loss) on currency hedging, net of tax	226,000	633,000	(341,000)	52,000
Unrealized gain on interest rate cap, net of tax	—	—	—	5,000
Foreign currency translation, net of tax	1,146,000	(679,000)	5,038,000	2,069,000
Comprehensive income	$5,955,000	$3,763,000	$16,955,000	$12,917,000

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

Carsen purchases and pays for a substantial portion of its products in United States dollars and sells its products in Canadian dollars, and is therefore exposed to fluctuations in the rates of exchange between the United States dollar and the Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $7,200,000 (United States dollars) at April 30, 2006 and cover a portion of Carsen’s projected purchases of inventories through July 2006.

In addition, changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to €396,000 at April 30, 2006 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on May 31, 2006. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time.

All of our foreign currency forward contracts are designated as hedges in accordance with SFAS 133. Recognition of gains and losses related to the Canadian foreign currency forward contracts is deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses are recorded within cost of sales upon settlement. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. At April 30, 2006, Carsen’s cash flow hedge instrument was recorded in accrued expenses and Minntech’s Netherlands subsidiary’s fair value hedge instrument was recorded in prepaid expenses and other current assets. We do not hold any derivative financial instruments for speculative or trading purposes.

Note 7.   Intangibles and Goodwill

Our intangible assets which continue to be subject to amortization consist primarily of technology, customer relationships, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years as of April 30, 2006. Amortization expense related to intangible assets was $1,190,000 and $3,697,000 for the three and nine months ended April 30, 2006, respectively, and $403,000 and $1,243,000 for the three and nine months ended April 30, 2005, respectively. Intangible assets acquired in conjunction with the Crosstex acquisition are more fully described in note 3 to the condensed consolidated financial statements. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	April 30, 2006
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$23,397,000	$(4,209,000)	$19,188,000
Brand names	8,700,000	(653,000)	8,047,000
Technology	8,699,000	(2,657,000)	6,042,000
Non-compete agreements	1,969,000	(380,000)	1,589,000
Patents and other registrations	344,000	(40,000)	304,000
	43,109,000	(7,939,000)	35,170,000
Trademarks and tradenames	8,816,000	—	8,816,000
Total intangible assets	$51,925,000	$(7,939,000)	$43,986,000

	July 31, 2005
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$5,287,000	$(2,203,000)	$3,084,000
Technology	8,404,000	(2,034,000)	6,370,000
Non-compete agreements	169,000	(113,000)	56,000
Patents and other registrations	384,000	(39,000)	345,000
	14,244,000	(4,389,000)	9,855,000
Trademarks and tradenames	3,462,000	—	3,462,000
Total intangible assets	$17,706,000	$(4,389,000)	$13,317,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2006 and the next five years is as follows:

Three month period ending July 31, 2006	$1,185,000
Fiscal 2007	4,686,000
Fiscal 2008	4,487,000
Fiscal 2009	4,166,000
Fiscal 2010	3,953,000
Fiscal 2011	3,796,000

Goodwill changed during fiscal 2005 and the nine months ended April 30, 2006 as follows:

					Water
			Endoscopy	Endoscope	Purification		Total
	Dialysis	Dental	and Surgical	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2004	$8,958,000	$—	$207,000	$6,245,000	$11,321,000	$6,599,000	$33,330,000
Adjustments primarily relating to income tax exposure of acquired businesses	(543,000)	—	—	—	(285,000)	(59,000)	(887,000)
Foreign currency translation	—	—	18,000	13,000	401,000	468,000	900,000
Balance, July 31, 2005	8,415,000	—	225,000	6,258,000	11,437,000	7,008,000	33,343,000
Acquisition of Crosstex	—	33,759,000	—	—	—	—	33,759,000
Foreign currency translation	—	—	22,000	60,000	469,000	565,000	1,116,000
Balance, April 30, 2006	$8,415,000	$33,759,000	$247,000	$6,318,000	$11,906,000	$7,573,000	$68,218,000

Note 8.   Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Beginning balance	$471,000	$763,000	$581,000	$658,000
Provisions	191,000	88,000	519,000	574,000
Charges	(204,000)	(188,000)	(644,000)	(574,000)
Foreign currency translation	2,000	(1,000)	4,000	4,000
Ending balance	$460,000	$662,000	$460,000	$662,000

The warranty provisions and charges during the three and nine months ended April 30, 2006 and 2005 relate principally to the Company’s endoscope reprocessing products.

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

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At April 30, 2006, the lender’s base rate was 7.75% and the LIBOR rates ranged from 4.11% to 4.96%. The margins applicable to our outstanding borrowings at April 30, 2006 were 0.00% above the lender’s base rate and 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at April 30, 2006. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our revolving credit facility at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. We were in compliance with the financial covenants under the 2005 U.S. Credit Facilities at April 30, 2006.

On April 30, 2006, we had $57,500,000 of outstanding borrowings under the 2005 U.S. Credit Facilities which consisted of $38,500,000 and $19,000,000 under the term loan facility and the revolving credit facility, respectively.

Aggregate annual required maturities of the 2005 U.S. Credit Facilities over the remainder of fiscal 2006 and the next five years are as follows:

Three month period ending July 31, 2006	$500,000
Fiscal 2007	4,000,000
Fiscal 2008	6,000,000
Fiscal 2009	8,000,000
Fiscal 2010	10,000,000
Fiscal 2011	29,000,000
$57,500,000

All of such maturing amounts reflect the repayment terms under the 2005 U.S. Credit Facilities. The amount maturing in fiscal 2011 includes the $19,000,000 outstanding at April 30, 2006 under the revolving credit facility since such amount is required to be repaid prior to the expiration date of this facility on August 1, 2010.

We also have a $2,000,000 (United States dollars) Canadian-based senior secured revolving credit facility with a Canadian bank (the “Canadian Credit Facility”) available for Carsen’s future working capital requirements. The Canadian Credit Facility, which has a maturity date of July 25, 2006, provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; bears interest at rates ranging from 0.13% to 1.38% above the lender’s base rate (which was 5.75% at April 30, 2006), or 1.75% to 3.0% above LIBOR, depending upon Carsen’s ratio of debt to EBITDA; requires us to meet certain financial covenants; and is secured by substantially all assets of Carsen and Biolab. As of April 30, 2006, we had no outstanding borrowings under the Canadian Credit Facility and we do not expect to have any significant borrowings during the remainder of fiscal 2006. We were in compliance with the financial covenants under the Canadian Credit Facility at April 30, 2006.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Numerator for basic and diluted earnings per share:
Net income	$4,583,000	$3,809,000	$12,258,000	$10,791,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	15,566,346	14,941,749	15,485,832	14,783,080

Dilutive effect of options using the treasury stock method and the average market price for the period	746,650	1,579,229	871,393	1,410,981

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,312,996	16,520,978	16,357,225	16,194,061

Basic earnings per share	$0.29	$0.25	$0.79	$0.73

Diluted earnings per share	$0.28	$0.23	$0.75	$0.67

Note 11. Income Taxes

The consolidated effective tax rate on income before income taxes was 38.6% and 39.5% for the nine months ended April 30, 2006 and 2005, respectively. We have provided income tax expense for our United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States. Approximately $421,000 of NOLs remained at July 31, 2005 and were fully utilized during the three months ended October 31, 2005.

Our results of operations for the three and nine months ended April 30, 2006 and 2005 also reflect income tax expense for our international subsidiaries at their respective statutory rates. Such international subsidiaries include our subsidiaries in Canada and Japan, which had effective tax rates during the nine months ended April 30, 2006 of approximately 35.3% and 45.0%, respectively. A tax benefit was not recorded for the three and nine months ended April 30, 2006 and 2005 on the losses from operations at our Netherlands subsidiary.

The lower overall effective tax rate for the nine months ended April 30, 2006, as compared with the nine months ended April 30, 2005, is principally due to the geographic mix of pretax income and a $200,000 release of a deferred tax liability related to the repatriation of foreign accumulated profits, partially offset by the recording of an income tax benefit relating to a portion of stock-based compensation during the nine months ended April 30, 2006.

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

Since the acquisition of Crosstex was completed on the first day of fiscal 2006, the results of operations of Crosstex are included in the accompanying segment information for the three and nine months ended April 30, 2006 and are excluded from the accompanying segment information for the three and nine months ended April 30, 2005. The Crosstex acquisition added a new reporting segment known as Dental as more fully described below.

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

The increase in total assets at April 30, 2006 compared with July 31, 2005 was due principally to the acquisition of Crosstex, as more fully described in note 3 to the condensed consolidated financial statements.

The operating segments follow the same accounting policies used for our condensed consolidated financial statements as described in note 2 to the 2005 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Net sales:
Dialysis	$13,229,000	$15,773,000	$44,742,000	$48,878,000
Dental	13,415,000	—	39,650,000	—
Endoscopy and Surgical	13,604,000	11,661,000	34,033,000	29,577,000
Endoscope Reprocessing	8,912,000	7,635,000	23,886,000	21,712,000
Water Purification and Filtration	8,876,000	7,408,000	25,902,000	21,627,000
All Other	7,322,000	8,057,000	19,002,000	23,618,000
Total	$65,358,000	$50,534,000	$187,215,000	$145,412,000

Operating Income:
Dialysis	$965,000	$1,474,000	$4,955,000	$5,627,000
Dental	1,966,000	—	5,732,000	—
Endoscopy and Surgical	3,846,000	2,899,000	8,991,000	7,153,000
Endoscope Reprocessing	1,424,000	1,202,000	3,585,000	3,562,000
Water Purification and Filtration	454,000	759,000	2,127,000	1,897,000
All Other	893,000	1,484,000	2,188,000	3,994,000
	9,548,000	7,818,000	27,578,000	22,233,000
General corporate expenses	(1,507,000)	(1,079,000)	(4,896,000)	(3,503,000)
Interest expense, net	(730,000)	(219,000)	(2,731,000)	(883,000)

Income before income taxes	$7,311,000	$6,520,000	$19,951,000	$17,847,000

Note 13. Legal Proceedings

In the normal course of business, the Company is subject to pending and threatened legal actions. It is our policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

On January 27, 2006, the United States District Court, District of Minnesota, granted Minntech’s Motion for Summary Judgment in the previously reported antitrust lawsuit commenced by HDC Medical, Inc. in November 2003. As a result of the ruling, the complaint against Minntech, a wholly-owned subsidiary of Cantel, has been dismissed. In March 2006, HDC filed a Notice of Appeal with respect to the court’s ruling for Summary Judgment and in April 2006, HDC filed its Brief and Addendum in support of its appeal. Minntech filed its Brief in response to the appeal on May 24, 2006 and HDC submitted a Reply Brief on June 7, 2006. Oral argument before the Eighth Circuit Court of Appeals in St. Louis will likely be scheduled in late summer or early fall. We do not expect the Court to render a decision on HDC’s appeal prior to December 2006.

Note 14.   Termination of Carsen operations on July 31, 2006

Carsen will be terminating its business operations on July 31, 2006. Such termination is the result of the decision by Olympus not to further extend Carsen’s distribution agreements under which it was granted the exclusive right in Canada to distribute Olympus endoscopy products, scientific products related to microscopy, surgical products and scientific products related to industrial technology equipment (the “Olympus Agreements”). Carsen’s operations will remain an important contributor to our results of operations through the end of fiscal 2006.

In July 2005, we entered into an agreement with Olympus (the “2005 Agreement”) under which, effective July 31, 2006, Carsen’s distribution agreements will expire and Carsen will no longer serve as the Canadian distributor of Olympus products. The specific terms of the 2005 Agreement were disclosed in our prior public reports.

On May 16, 2006, we entered into an Asset Purchase Agreement with Olympus that replaces and supercedes the 2005 Agreement. The Purchase Agreement incorporates all of the material terms of the 2005 Agreement but was expanded to include the sale to Olympus of additional assets of Carsen and a $10,000,000 fixed payment to Carsen, representing a $4,000,000 increase over the $6,000,000 fixed payment in the 2005 Agreement. Olympus will now be purchasing substantially all of Carsen’s assets other than those related to its Medivators business and certain other smaller product lines. Olympus will pay Carsen significant additional consideration over and above the $10,000,000 fixed payment for certain of the acquired assets such as inventory, accounts receivable and unfilled customer orders. In addition, Olympus will be hiring substantially all of Carsen’s employees and taking over Carsen’s facilities, which will result in a reduction in previously anticipated severance and other wind-down costs. The transaction will close on July 31, 2006.

The $10,000,000 fixed payment to Carsen is in consideration for (i) Carsen’s customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and certain non-Olympus products distributed by Carsen, (ii) the release of Olympus’ contractual restriction on hiring Carsen personnel, (iii) real property leases (which will either be assumed or replaced by Olympus) and leasehold improvements, computer and software systems, equipment and machinery, telephone systems, and records related to the acquired assets, and (iv) assisting Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus and certain non-Olympus products in Canada. We have also agreed not to manufacture, distribute, sell or represent for sale in Canada through July 31, 2007 any products that are competitive with the Olympus products being sold by Carsen under its Olympus Agreements. Olympus Canada will take over Carsen’s Olympus-related operations (as well as the operations related to the other acquired product lines) on August 1, 2006.

Under the Purchase Agreement, Olympus will acquire Carsen’s inventory of Olympus and certain non-Olympus products for its book value, all of Carsen’s accounts receivable for their face amount, and Carsen’s unfilled customer orders related to sales of Olympus and certain non-Olympus products for a percentage of Olympus revenues from such orders. Olympus’ payment obligation to Carsen will be subject to adjustments and offsets related principally to accounts payable of Carsen owing to Olympus, service and warranty obligations and certain employee benefits.

As of April 30, 2006, Carsen has been paid $3,000,000 (which was recorded as deferred revenue) of the $10,000,000 fixed payment due from Olympus, $1,500,000 on August 1, 2005 and $1,500,000 on January 31, 2006. Additionally, Carsen was paid $1,000,000 in May 2006. The $6,000,000 balance is payable on July 31, 2006. We expect that all or substantially all of the $10,000,000 will be recognized on July 31, 2006, the date at which all of Carsen’s obligations will be fulfilled, even though certain wind-down costs such as severance are being recorded throughout fiscal 2006. Amounts payable by Olympus for the additional assets of Carsen being acquired will be due (subject to adjustment) on July 31, 2006, except for payments related to Carsen’s unfilled customer orders being acquired by Olympus, which will be payable by Olympus (and recognized as revenue) following its receipt of the related payments from customers.

Net proceeds (after income taxes) from the termination of Carsen’s operations are currently projected to be approximately $21,000,000. Such net proceeds will consist of the $10,000,000 fixed payment from Olympus and net proceeds from the sale of inventories, accounts receivable and unfilled customer orders, less satisfaction of liabilities, severance costs and other wind-down costs. Management’s projection of net proceeds is an estimate based on inventories, accounts receivable, backlog orders and liabilities at April 30, 2006 and assumptions for potential wind-down costs which are estimated to be approximately $1,500,000 (substantially all of which is for severance costs).

On May 18, 2006, Carsen entered into an Asset Purchase Agreement with Carsen Medical Inc., a newly formed, independent corporation owned by two individuals who currently serve as executives of Carsen, under which on July 31, 2006 Carsen will sell its corporate name and inventory and records related to Carsen’s product lines remaining after the closing of the transactions contemplated under the Purchase Agreement with Olympus. The two executives will be resigning their positions with Carsen on July 31, 2006, but will subsequently provide short-term consulting services related to the wind-down of Carsen’s operations.

The purchase price for the assets will be the book value of the acquired tangible assets on July 31, 2006 (anticipated to be significantly less than $100,000) plus, for Carsen’s corporate name, an amount equal to 1% of the purchaser’s annual sales (commencing with the fiscal year ending July 31, 2008) up to a maximum aggregate payment of $375,000. In addition, commencing on August 1, 2006, the purchaser will distribute Cantel’s Medivators products in Canada (currently distributed through Carsen).

Substantially all of Carsen’s operating net assets (except cash) are expected to be disposed of in connection with the termination of Carsen’s operations on July 31, 2006. Such net assets at April 30, 2006 are as follows:

Current assets:
Accounts receivable	$14,549,000
Inventories	9,573,000
Other current assets	1,379,000
Total current assets	25,501,000
Total non-current assets	996,000
Current liabilities:
Accounts payable	(3,476,000)
Compensation payable	(784,000)
Accrued expenses	(1,029,000)
Deferred revenue	(1,582,000)
Other current liabilities	(1,150,000)
Total current liabilities	(8,021,000)
Total net assets	$18,476,000

The net sales and operating income attributable to Carsen’s business (inclusive of both Olympus and non-Olympus business, but exclusive of the sale of Medivators reprocessors) constitute the entire Endoscopy and Surgical reporting segment and Scientific operating segment, which is included within the All Other reporting segment.

Operating segment information attributable to Carsen’s business is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Net sales:
Endoscopy and Surgical	$13,604,000	$11,661,000	$34,033,000	$29,577,000
Endoscope Reprocessing	938,000	930,000	2,122,000	2,345,000
Scientific (included in All Other)	4,110,000	4,005,000	9,938,000	13,221,000
Total	$18,652,000	$16,596,000	$46,093,000	$45,143,000

Operating income:
Endoscopy and Surgical	$3,846,000	$2,899,000	$8,991,000	$7,153,000
Endoscope Reprocessing	263,000	157,000	522,000	536,000
Scientific (included in All Other)	389,000	155,000	635,000	1,091,000
Total	$4,498,000	$3,211,000	$10,148,000	$8,780,000

During the three and nine months ended April 30, 2006, total net sales of Carsen accounted for approximately 29% and 25%, respectively, of our consolidated net sales. Operating income of Carsen during the three and nine months ended April 30, 2006 was approximately 56% and 45%, respectively, of our consolidated operating income. After July 31, 2006, Carsen will not have any active business operations.

The following table shows the amount of severance recorded in the condensed consolidated statements of income for the three and nine months ended April 30, 2006:

	Three Months Ended	Nine Months Ended
	April 30, 2006	April 30, 2006

Cost of sales	$29,000	$38,000
Operating expenses:
Selling	105,000	276,000
General and administrative	170,000	403,000
Total operating expenses	275,000	679,000
Total severance expense	$304,000	$717,000

Based upon our evaluation of the status of negotiations with Olympus as of April 30, 2006, we were unable to conclude that it was probable that we would enter into a definitive agreement with Olympus. Accordingly, Carsen’s operations were not reported as a discontinued operation as of April 30, 2006; however, it will be reported as discontinued operations commencing in our fourth quarter ending July 31, 2006.

Note 15.                 Minntech/Medivators-Olympus distribution agreement

We have granted Olympus the exclusive right to distribute the majority of our Medivators endoscope reprocessing products, high-level disinfectants and related accessories and supplies in the United States and Puerto Rico under a distribution agreement (the “Medivators Agreement”) that expires on August 1, 2006. All equipment sold by Olympus pursuant to this agreement bears both the “Olympus” and “Medivators” trademarks.

We have advised Olympus that we are not renewing the Medivators Agreement upon its expiration on August 1, 2006. Commencing August 2, 2006, we will sell our Medivators endoscope reprocessing equipment and products through our own U.S. sales force. We believe that it is in our best long-term interests to control and further develop our own United States sales and service network and, as such, not renew the distribution agreement with Olympus.

Since the 1996 signing of the Medivators Agreement, we have employed and cultivated our own United States clinical sales support, technical and customer service teams, depot maintenance and service, as well as providing all logistics and distribution services for the Medivators/Olympus customer base. This existing infrastructure will continue to be a critical factor in the new sales and service strategy of Medivators products. We expect to incur significant expenses to further develop a sales and service network. Although it is not possible to precisely determine the amount of such expenses, we estimate that these expenses will aggregate between $800,000 and $900,000 during our fiscal fourth quarter and into the early portion of fiscal 2007. Outside of the United States, the Medivators group has direct sales, marketing, and service capabilities in the United Kingdom and the Netherlands, and sells through independent distribution partners in the rest of Europe, Asia, Australia, and Latin America. With respect to the Canadian market (currently serviced by our Carsen subsidiary), effective August 1, 2006, we will be entering into a distribution agreement with a newly formed, independent distribution company owned by two executive officers of Carsen who will be resigning from Carsen on July 31, 2006. Such new entity will have the exclusive right to distribute and service Medivators products in Canada.

During the seven-year period following the expiration of the term of the Medivators Agreement on August 1, 2006, Olympus will have the option to provide certain ongoing support functions to its existing customer base of Medivators products, subject to the terms and conditions of the agreement. In addition, Olympus may continue to purchase Medivators accessories, consumables, repair parts, and disinfectants for resale in connection with such support functions.

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

Results of Operations provides a discussion of the consolidated results of operations for the three and nine months ended April 30, 2006 compared to the three and nine months ended April 30, 2005.

Liquidity and Capital Resources provides an overview of our working capital, cash flows, significant distribution agreements, financing and foreign currency activities.

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

Significant Activity

(i)                                                        The Olympus distribution agreements with Carsen, as well as Carsen’s active business operations, will terminate on July 31, 2006, as more fully described elsewhere in this MD&A, “Business — Risk Factors” in the 2005 Form 10-K and note 14 to the condensed consolidated financial statements.

(ii)                                                     We have advised Olympus that we are not renewing the Medivators Agreement upon its expiration on August 1, 2006, as more fully described elsewhere in this MD&A.

(iii)                                                  A stronger Canadian dollar against the United States dollar impacted our results of operations during the three and nine months ended April 30, 2006 compared with the three and nine months ended April 30, 2005, as more fully described elsewhere in this MD&A. The increase in value was approximately 7.6% and 6.5% for the three and nine months ended April 30, 2006, respectively, as compared with the three and nine months ended April 30, 2005, based upon average exchange rates reported by banking institutions.

(iv)                                                 A weaker euro against the United States dollar impacted our results of operations during the three and nine months ended April 30, 2006 compared with the three and nine months ended April 30, 2005, as more fully described elsewhere in this MD&A. The decrease in value was approximately 7.4% and 6.0% for the three and nine months ended April 30, 2006, respectively, as compared with the three and nine months ended April 30, 2005, based upon average exchange rates reported by banking institutions.

(v)                                                    The dialysis industry has been undergoing significant consolidation which has adversely impacted the sale of some of our dialysis products and will continue to adversely affect our business, as more fully described elsewhere in this MD&A and in “Business - Risk Factors” in our 2005 Form 10-K.

(vi)                                                 On August 1, 2005, which is the beginning of our fiscal 2006, we acquired Crosstex, as more fully described in note 3 to the condensed consolidated financial statements.

(vii)                                              In conjunction with the Crosstex acquisition, we amended and restated our credit facilities on August 1, 2005, as more fully described elsewhere in this MD&A and in notes 3 and 9 to the condensed consolidated financial statements.

(viii)                                           We changed our segment reporting, as more fully described elsewhere in this MD&A.

(ix)                                                   We adopted the new accounting policy for stock-based compensation and began recording such expense in our results of operations for the three and nine months ended April 30, 2006, as more fully described elsewhere in this MD&A and in note 2 to the condensed consolidated financial statements.

(x)                                                      On May 1, 2006, which is the beginning of our fourth quarter, we acquired certain net assets of Fluid Solutions, as more fully described in note 3 to the condensed consolidated financial statements.

Results of Operations

The results of operations reflect the results of Cantel and its wholly-owned subsidiaries.

Since the Crosstex acquisition occurred on August 1, 2005, Crosstex is reflected in our results of operations for the three and nine months ended April 30, 2006, and is not reflected in our results of operations for the three and nine months ended April 30, 2005.

Additionally, since the acquisition of certain net assets of Fluid Solutions occurred subsequent to April 30, 2006, it had no impact upon our results of operations for any of the periods presented.

For the three and nine months ended April 30, 2006 compared with the three and nine months ended April 30, 2005, discussion herein of our pre-existing business refers to all of our reporting segments with the exception of Dental (since all of this reporting segment is related to the Crosstex acquisition). The following discussion should also be read in conjunction with our 2005 Form 10-K.

The following table gives information as to net sales and the percentage to total net sales accounted for by each of our reporting segments:

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2006		2005		2006		2005
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Dialysis	$13,229	20.3	$15,773	31.2	$44,742	23.9	$48,878	33.6
Dental	13,415	20.5	—	—	39,650	21.2	—	—
Endoscopy and Surgical	13,604	20.8	11,661	23.1	34,033	18.2	29,577	20.3
Endoscope Reprocessing	8,912	13.6	7,635	15.1	23,886	12.8	21,712	14.9
Water Purification
and Filtration	8,876	13.6	7,408	14.7	25,902	13.8	21,627	14.9
All Other	7,322	11.2	8,057	15.9	19,002	10.1	23,618	16.3
	$65,358	100.0	$50,534	100.0	$187,215	100.0	$145,412	100.0

                Net Sales

Net sales increased by $14,824,000, or 29.3%, to $65,358,000 for the three months ended April 30, 2006 from $50,534,000 for the three months ended April 30, 2005. Net sales of our pre-existing business increased by $1,409,000, or 2.8%, to $51,943,000 for the three months ended April 30, 2006 compared with the three months ended April 30, 2005. Net sales contributed by

Crosstex for the three months ended April 30, 2006 were $13,415,000.

Net sales increased by $41,803,000, or 28.7%, to $187,215,000 for the nine months ended April 30, 2006 from $145,412,000 for the nine months ended April 30, 2005. Net sales of our pre-existing business increased by $2,153,000, or 1.5%, to $147,565,000 for the nine months ended April 30, 2006 compared with the nine months ended April 30, 2005. Net sales contributed by Crosstex for the nine months ended April 30, 2006 were $39,650,000.

Net sales were positively impacted for the three and nine months ended April 30, 2006, compared with the three and nine months ended April 30, 2005, by approximately $1,483,000 and $3,310,000, respectively, due to the translation of Carsen’s and Biolab’s net sales using a stronger Canadian dollar against the United States dollar. Carsen’s net sales are principally included in the Endoscopy and Surgical reporting segment and the Scientific operating segment. Biolab’s net sales are included in the Water Purification and Filtration reporting segment.

In addition, net sales were adversely impacted for the three and nine months ended April 30, 2006, compared with the three and nine months ended April 30, 2005, by approximately $227,000 and $588,000, respectively, due to the translation of Minntech’s Netherlands subsidiary net sales using a weaker euro against the United States dollar. The majority of the net sales of Minntech’s Netherlands subsidiary are included in the Dialysis reporting segment.

Increases in selling prices of our products did not have a significant effect on net sales for the three and nine months ended April 30, 2006.

The increase in net sales of our pre-existing business for the three and nine months ended April 30, 2006 was principally attributable to increases in endoscopy and surgical products and services, water purification and filtration products and services, and endoscope reprocessing products and services. This increase in net sales was partially offset by decreases in sales of dialysis products and therapeutic filtration products, and with respect to the nine months ended April 30, 2006, a decrease in sales of scientific products.

The increase in sales of endoscopy and surgical products and services for the three and nine months ended April 30, 2006 was primarily due to continued strong healthcare funding in Canada and the translation of net sales using a stronger Canadian dollar against the United States dollar. Net sales of endoscopy and surgical products and services increased by 16.7% and 15.1% in United States dollars, as compared with 8.6% and 8.4% in their functional Canadian currency, during the three and nine months ended April 30, 2006 as compared with the three and nine months ended April 30, 2005, respectively. Healthcare funding in Canada is dependent upon governmental appropriations.

The increase in sales of water purification and filtration products and services of 19.8% for each of the three and nine months ended April 30, 2006, compared with the three and nine months ended April 30, 2005, was primarily due to increased demand in North America for our water purification and filtration equipment, and was partially attributable to the restructuring, strengthening, and consolidation of our sales and marketing organization.

The increase in sales of endoscope reprocessing products and services of 16.7% and 15.1% for the three and nine months ended April 30, 2006, respectively, compared with the three and nine months ended April 30, 2005, was primarily due to an increase in demand for our endoscope disinfection equipment in the United States, and disinfectants and product service both in the United States and internationally, which demand is attributable to the increased field population of equipment (including our Dyped endoscope disinfection equipment in Europe) and our ability to convert users of competitive disinfectants to our products.

Sales of dialysis products and services decreased by 16.1% and 8.5% during the three and nine months ended April 30, 2006, respectively, as compared with the three and nine months ended April 30, 2005, primarily due to a decrease in demand from domestic and international customers for concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) and Renatrons (dialyzer reprocessing equipment) both in the United States and internationally, and lower average selling prices for Renatrons and Renalin (sterilant) product due to increased sales to large national chains that typically receive more favorable pricing.

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

In addition, on March 31, 2006, Fresenius Medical Care AG (“Fresenius”), the largest dialysis chain in the United States and a provider of single-use dialyzer products, announced the closing of its acquisition of Renal Care Group, Inc. (“RCG”). RCG has been a significant customer of our dialysis reuse products. We anticipate Fresenius will convert all or substantially all of the dialysis clinics of RCG into single-use facilities, which will adversely affect our sales of dialysis products. Given the uncertainty of the post-acquisition operating strategies for Fresenius/RCG, we are currently unable to determine the timing and impact on our future sales of dialysis products and services. Additionally, the DaVita and Fresenius acquisitions have resulted in the loss of low margin concentrate business.

Net sales contributed by the Therapeutic Filtration operating segment were $1,840,000 and $5,249,000, a decrease of $605,000 and $1,256,000, or 24.7% and 19.3%, for the three and nine months ended April 30, 2006, respectively, compared with the three and nine months ended April 30, 2005. These reductions in sales were primarily due to decreases in demand for our hemoconcentrator products (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) and hemofilter products (a product that performs a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis), both in the United States and internationally. The reduction was also due to reduced sales in the United States of pediatric filters, manufactured by us on an OEM basis for a single customer’s hydration system, due to a voluntary recall of the system (unrelated to our product) by such customer.

Net sales contributed by the Scientific operating segment were $9,938,000, a decrease of $3,283,000, or 24.8%, for the nine months ended April 30, 2006, compared with the nine months ended April 30, 2005. The decrease in sales for the nine months ended April 30, 2006 was due to a large sale of microscopes and related imaging products to a Canadian university during the three months ended October 31, 2004.

Gross profit

Gross profit increased by $5,177,000, or 26.5%, to $24,700,000 for the three months ended April 30, 2006 from $19,523,000 for the three months ended April 30, 2005. Gross profit of our pre-existing business increased by $300,000, or 1.5%, to $19,823,000 for the three months ended April 30, 2006 compared with the three months ended April 30, 2005. Gross profit contributed by Crosstex for the three months ended April 30, 2006 was $4,877,000.

Gross profit increased by $15,152,000, or 27.3%, to $70,711,000 for the nine months ended April 30, 2006 from $55,559,000 for the nine months ended April 30, 2005. Gross profit of our pre-existing business increased by $1,219,000, or 2.2%, to $56,778,000 for the nine months ended April 30, 2006 compared with the nine months ended April 30, 2005. Gross profit contributed by Crosstex for the nine months ended April 30, 2006 was $13,933,000.

Gross profit as a percentage of net sales for the three months ended April 30, 2006 and 2005 was 37.8% and 38.6%, respectively. Gross profit as a percentage of net sales of our pre-existing business for the three months ended April 30, 2006 was 38.2%. Gross profit as a percentage of net sales for Crosstex for the three months ended April 30, 2006 was 36.4%.

Gross profit as a percentage of net sales for the nine months ended April 30, 2006 and 2005 was 37.8% and 38.2%, respectively. Gross profit as a percentage of net sales of our pre-existing business for the nine months ended April 30, 2006 was 38.5%. Gross profit as a percentage of net sales for Crosstex for the nine months ended April 30, 2006 was 35.1%, which was adversely impacted by a $658,000 one-time purchase accounting charge related to Crosstex’ inventory during the three months ended October 31, 2005. Excluding this one-time charge, gross profit as a percentage of net sales for Crosstex for the nine months ended April 30, 2006 was 36.8%.

The lower gross profit percentage from our pre-existing business for the three months ended April 30, 2006, compared with the three months ended April 30, 2005, was primarily attributable to a lower gross profit percentage on our dialysis products due to lower average selling prices on concentrate, Renatron equipment and sterilants principally as a result of increased sales to large national chains that typically receive more favorable pricing, unfavorable overhead absorption associated with the decrease in sales to domestic and international customers, and higher distribution costs. Additionally, gross profit percentage for the three months ended April 30, 2006 was adversely impacted by the sale of some large water purification and filtration systems at lower than normal margins.

The higher gross profit percentage from our pre-existing business for the nine months ended April 30, 2006, compared with the nine months ended April 30, 2005, was primarily attributable to favorable Canadian dollar exchange rates, which principally impact the Endoscopy and Surgical and the Water Purification and Filtration reporting segments, as well as the Scientific operating segment; the reduction of sales in our Scientific operating segment which typically have lower margins; and favorable sales mix in our Endoscope Reprocessing and Specialty Packaging operating segments. Partially offsetting these increases in gross profit percentage were the factors explained above for the lower gross profit percentage from our pre-existing business for the three months ended April 30, 2006, compared with the three months ended April 30, 2005.

The favorable Canadian dollar exchange rates lowered Carsen’s, Biolab’s and Saf-T-Pak’s cost of inventory purchased from suppliers in the United States, and therefore decreased cost of sales and increased gross profit, by approximately $848,000 and $1,935,000 for the three and nine months ended April 30, 2006, respectively, compared with the three and nine months ended April 30, 2005. In addition, gross profit was positively impacted for the three and nine months ended April 30, 2006, compared with the three and nine months ended April 30, 2005, by approximately $546,000 and $1,206,000, respectively, due to the translation of Carsen’s, and Biolab’s gross profit using a stronger Canadian dollar against the United States dollar (which also impacts net sales and therefore has no impact on gross profit as a percentage of net sales).

Operating Expenses

Selling expenses increased by $554,000 to $6,561,000 for the three months ended April 30, 2006, from $6,007,000 for the three months ended April 30, 2005. For the nine months ended April 30, 2006, selling expenses increased by $1,843,000 to $19,072,000, from $17,229,000 for the nine months ended April 30, 2005. For the three and nine months ended April 30, 2006, selling expenses increased principally due to the inclusion of $676,000 and $1,829,000, respectively, of Crosstex’ selling expenses; the translation of Carsen’s, Biolab’s and Saf-T-Pak’s expenses using a stronger Canadian dollar against the United States dollar which resulted in an additional $174,000 and $445,000, respectively, of selling expenses; and $105,000 and $276,000, respectively, in severance expense relating to the termination of Carsen’s business operations on July 31, 2006. Partially offsetting the increase in selling expenses were decreases in sales and marketing personnel and commissions in our dialysis reporting segment in response to the consolidation of the dialysis industry since an increasing percentage of sales of our dialysis products are to major dialysis chains as compared to small chains and independent dialysis clinics.

Selling expenses as a percentage of net sales were 10.0% and 10.2% for the three and nine months ended April 30, 2006, compared with 11.9% and 11.8% for the three and nine months ended April 30, 2005. The decrease in selling expenses as a percentage of net sales was primarily attributable to the inclusion of the lower selling cost structure of the Crosstex operation and decreases in sales and marketing personnel and commissions in our dialysis reporting segment in response to the consolidation of the dialysis industry.

General and administrative expenses increased by $3,248,000 to $8,922,000 for the three months ended April 30, 2006, from $5,674,000 for the three months ended April 30, 2005. For the nine months ended April 30, 2006, general and administrative expenses increased by $8,655,000 to $25,146,000, from $16,491,000 for the nine months ended April 30, 2005. For the three and nine months ended April 30, 2006, general and administrative expenses increased principally due to the inclusion of $2,235,000 and $6,372,000, respectively, of Crosstex’ general and administrative expenses (which Crosstex expenses include $740,000  and $2,220,000, respectively, of amortization associated with intangible assets); the recording of $163,000 and $694,000, respectively, of stock-based compensation expense during the three and nine months ended April 30, 2006; $345,000 in incentive compensation during the three months ended October 31, 2005 directly related to the Crosstex acquisition; $160,000 in debt financing costs during the three months ended October 31, 2005 related to our amended and restated credit facilities; $170,000 and $403,000, respectively, for the three and nine months ended April 30, 2006 in severance expense relating to the termination of Carsen’s business operations on July 31, 2006; and the translation of Carsen’s, Biolab’s and Saf-T-Pak’s expenses using a stronger Canadian dollar against the United States dollar which resulted in an additional $118,000 and $272,000, respectively, of general and administrative expenses for the three and nine months ended April 30, 2006. Partially offsetting these increases were a decrease for the nine months ended April 30, 2006 in incentive compensation of approximately $423,000 (which excludes the acquisition related incentive compensation described above) and a $225,000 decrease in bad debt expense during the three months ended October 31, 2005 due to the collection of several delinquent receivables previously reserved.

General and administrative expenses as a percentage of net sales were 13.7% and 13.4% for the three and nine months ended April 30, 2006, respectively, compared with 11.2% and 11.3% for the three and nine months ended April 30, 2005. The increase in general and administrative expenses as a percentage of net sales was primarily attributable to the aforementioned factors.

Research and development expenses (which include continuing engineering costs) increased by $73,000 to $1,176,000 for the three months ended April 30, 2006, from $1,103,000 for the three months ended April 30, 2005. For the nine months ended April 30, 2006, research and development expenses increased by $702,000 to $3,811,000, from $3,109,000 for the nine months ended April 30, 2005. The increase in research and development expenses for the three and nine months ended April 30, 2006 was primarily due to ongoing research and development expenses related to the Dyped endoscope reprocessor and specialty filtration projects.

Interest

Interest expense increased by $604,000 to $957,000 for the three months ended April 30, 2006, from $353,000 for the three months ended April 30, 2005. For the nine months ended April 30, 2006, interest expense increased by $2,117,000 to $3,319,000, from $1,202,000 for the nine months ended April 30, 2005. For the three and nine months ended April 30, 2006, interest expense increased primarily due to the significant increase in average outstanding borrowings as a result of financing a portion of the purchase price of the August 1, 2005 acquisition of Crosstex.

Interest income increased by $93,000 to $227,000 for the three months ended April 30, 2006, from $134,000 for the three months ended April 30, 2005. For the nine months ended April 30, 2006, interest income increased by $269,000 to $588,000, from $319,000 for the nine months ended April 30, 2005. Interest income increased primarily due to an increase in average interest rates for the three and nine months ended April 30, 2006 and a higher average cash balance during the three months ended October 31, 2005.

Income before income taxes

Income before income taxes increased by $791,000 to $7,311,000 for the three months ended April 30, 2006, from $6,520,000 for the three months ended April 30, 2005. For the nine months ended April 30, 2006, income before income taxes increased by $2,104,000 to $19,951,000, from $17,847,000 for the nine months ended April 30, 2005.

Income taxes

The consolidated effective tax rate on income before income taxes was 38.6% and 39.5% for the nine months ended April 30, 2006 and 2005, respectively. We have provided income tax expense for our United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the Federal net operating loss carryforwards (“NOLs”) accumulated in the United States. Approximately $421,000 of NOLs remained at July 31, 2005 and were fully utilized during the three months ended October 31, 2005.

Our results of operations for the three and nine months ended April 30, 2006 and 2005 also reflect income tax expense for our international subsidiaries at their respective statutory rates. Such international subsidiaries include our subsidiaries in Canada and Japan, which had effective tax rates during the nine months ended April 30, 2006 of approximately 35.3% and 45.0%, respectively. A tax benefit was not recorded for the three and nine months ended April 30, 2006 and 2005 on the losses from operations at our Netherlands subsidiary.

The lower overall effective tax rate for the nine months ended April 30, 2006, as compared with the nine months ended April 30, 2005, is principally due to the geographic mix of pretax income and a $200,000 release of a deferred tax liability related to the repatriation of foreign accumulated profits, partially offset by the recording of an income tax benefit relating to a portion of stock-based compensation during the nine months ended April 30, 2006.

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

The following table shows the allocation of total stock-based compensation expense recognized in the condensed consolidated statements of income for the three and nine months ended April 30, 2006:

	Three Months Ended	Nine Months Ended
	April 30, 2006	April 30, 2006

Cost of sales	$12,000	$50,000
Operating expenses:
Selling	42,000	139,000
General and administrative	163,000	694,000
Research and development	5,000	17,000
Total operating expenses	210,000	850,000
Stock-based compensation before income taxes	222,000	900,000
Income tax benefits	(59,000)	(218,000)
Total stock-based compensation expense, net of tax	$163,000	$682,000

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options was $854,000 at April 30, 2006 with a remaining weighted average period of 20 months over which such expense is expected to be recognized.

As of April 30, 2006, we have recorded in our condensed consolidated financial statements stock-based compensation expense in the amount of $900,000 with a corresponding increase to additional capital, partially offset by the related income tax benefits of $218,000 (which pertain to options that do not qualify as incentive stock options) with a corresponding increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities).

If certain criteria are met when an option is exercised, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the three and nine months ended April 30, 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $212,000 and $1,041,000, respectively.

At July 31, 2005 (prior to the adoption of SFAS 123R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Beginning August 1, 2005, we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. For the nine months ended April 30, 2006, $741,000 in excess tax benefits were shown as financing cash flows in our condensed consolidated statement of cash flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense (including tax benefits on stock compensation expense that has only been reflected in the pro forma disclosures) which was determined based upon the award’s fair value.

We accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to certain executive officers and other employees (67 individuals in total) under our 1997 Employee Stock Option Plan. Such options had exercise prices greater than $16.85, the closing price on June 24, 2005, the date that our Board of Directors authorized such acceleration. Options to purchase 759,650 shares of common stock (of which approximately 577,500 shares are subject to options held by executive officers) were subject to this acceleration. All other terms and conditions of the options remain in effect. Options held by non-employee directors were not included in the acceleration. Because these options had exercise prices in excess of the market value of Cantel common stock on June 24, 2005, and therefore were not fully achieving our original objectives of incentive compensation and employee retention, we expect the acceleration may have a positive effect on employee morale, retention and perception of option value. The acceleration eliminated any future compensation expense we would otherwise recognize in our income statement with respect to these options with the August 1, 2005 implementation of SFAS 123R. The compensation expense, after tax, related to this acceleration totaled approximately $3,400,000. If such acceleration did not occur, we would have recognized additional compensation expense, net of tax, of approximately $315,000 and $945,000 during the three and nine months ended April 30, 2006, respectively, based on the fair value of the options granted at grant date over the original vesting period.

Liquidity and Capital Resources

Working capital

At April 30, 2006, the Company’s working capital was $64,979,000, compared with $51,015,000 at July 31, 2005. This increase was primarily due to the acquisition of Crosstex, which contributed $9,752,000 in working capital at August 1, 2005, the date of acquisition. In addition, the increase in working capital was due to the increase in cash provided by operating activities, as described below, as well as the translation of net assets of our Canadian subsidiaries using a stronger Canadian dollar against the United States dollar.

Cash flows from operating activities

Net cash provided by operating activities was $16,592,000 and $14,821,000 for the nine months ended April 30, 2006 and 2005, respectively. For the nine months ended April 30, 2006, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and a decrease in accounts receivable (due to strong sales in the month of July 2005 which were subsequently collected), partially offset by an increase in inventories (due to planned increases in stock levels of certain products) and a decrease in income taxes payable (due to the timing of tax payments). For the nine months ended April 30, 2006, the adjustments to reconcile net income to net cash provided by operating activities exclude the initial values of the net assets acquired on August 1, 2005 in the Crosstex acquisition; the initial values of such acquired net assets are reflected in net cash used in investing activities. For the nine months ended April, 2005, the net cash provided by operating activities was primarily due to net income, after adjusting for depreciation and amortization, and deferred income taxes, partially offset by an increase in accounts receivable (due to an increase in sales) and a decrease in income taxes payable (due to the timing associated with payments).

Cash flows from investing activities

Net cash used in investing activities was $70,940,000 and $2,898,000 for the nine months ended April 30, 2006 and 2005, respectively. For the nine months ended April 30, 2006, the net cash used in investing activities was primarily for the acquisition of Crosstex and capital expenditures. For the nine months ended April 30, 2005, the net cash used in investing activities was primarily for capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $41,533,000 for the nine months ended April 30, 2006, compared with net cash used in financing activities of $5,982,000 for the nine months ended April 30, 2005. For the nine months ended April 30, 2006, the net cash provided by financing activities was primarily attributable to borrowings under our United States credit facilities related to the acquisition of Crosstex and proceeds from the exercises of stock options, partially offset by repayments under these credit facilities and the purchase of treasury stock. For the nine months ended April 30, 2005, the net cash used in financing activities was primarily attributable to repayments under the credit facilities, partially offset by proceeds from the exercises of stock options.

During the three and nine months ended April 30, 2006, we paid an aggregate of $1,637,000 in cash and recorded $167,000 in accounts payable at April 30, 2006 to purchase

123,300 shares of treasury stock. From May 1, 2006 through June 6, 2006, we paid an additional $991,000 to purchase 70,600 shares. Therefore, as of June 6, 2006, we paid a total of $2,795,000 to purchase an aggregate of 193,900 shares of treasury stock.

Termination of Carsen operations on July 31, 2006

Carsen will be terminating its business operations on July 31, 2006. Such termination is the result of the decision by Olympus not to further extend Carsen’s distribution agreements under which it was granted the exclusive right in Canada to distribute Olympus endoscopy products, scientific products related to microscopy, surgical products and scientific products related to industrial technology equipment (the “Olympus Agreements”). Carsen’s operations will remain an important contributor to our results of operations through the end of fiscal 2006.

In July 2005, we entered into an agreement with Olympus (the “2005 Agreement”) under which, effective July 31, 2006, Carsen’s distribution agreements will expire and Carsen will no longer serve as the Canadian distributor of Olympus products. The specific terms of the 2005 Agreement were disclosed in our prior public reports.

On May 16, 2006, we entered into an Asset Purchase Agreement with Olympus that replaces and supercedes the 2005 Agreement. The Purchase Agreement incorporates all of the material terms of the 2005 Agreement but was expanded to include the sale to Olympus of additional assets of Carsen and a $10,000,000 fixed payment to Carsen, representing a $4,000,000 increase over the $6,000,000 fixed payment in the 2005 Agreement. Olympus will now be purchasing substantially all of Carsen’s assets other than those related to its Medivators business and certain other smaller product lines. Olympus will pay Carsen significant additional consideration over and above the $10,000,000 fixed payment for certain of the acquired assets such as inventory, accounts receivable and unfilled customer orders. In addition, Olympus will be hiring substantially all of Carsen’s employees and taking over Carsen’s facilities, which will result in a reduction in previously anticipated severance and other wind-down costs. The transaction will close on July 31, 2006.

The $10,000,000 fixed payment to Carsen is in consideration for (i) Carsen’s customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and certain non-Olympus products distributed by Carsen, (ii) the release of Olympus’ contractual restriction on hiring Carsen personnel, (iii) real property leases (which will either be assumed or replaced by Olympus) and leasehold improvements, computer and software systems, equipment and machinery, telephone systems, and records related to the acquired assets, and (iv) assisting Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus and certain non-Olympus products in Canada. We have also agreed not to manufacture, distribute, sell or represent for sale in Canada through July 31, 2007 any products that are competitive with the Olympus products being sold by Carsen under its Olympus Agreements. Olympus Canada will take over Carsen’s Olympus-related operations (as well as the operations related to the other acquired product lines) on August 1, 2006.

Under the Purchase Agreement, Olympus will acquire Carsen’s inventory of Olympus and certain non-Olympus products for its book value, all of Carsen’s accounts receivable for their face amount, and Carsen’s unfilled customer orders related to sales of Olympus and certain non-Olympus products for a percentage of Olympus revenues from such orders. Olympus’ payment obligation to Carsen will be subject to adjustments and offsets related principally to accounts payable of Carsen owing to Olympus, service and warranty obligations and certain employee benefits.

As of April 30, 2006, Carsen has been paid $3,000,000 (which was recorded as deferred revenue) of the $10,000,000 fixed payment due from Olympus, $1,500,000 on August 1, 2005 and $1,500,000 on January 31, 2006. Additionally, Carsen was paid $1,000,000 in May 2006. The $6,000,000 balance is payable on July 31, 2006. We expect that all or substantially all of the $10,000,000 will be recognized on July 31, 2006, the date at which all of Carsen’s obligations will be fulfilled, even though certain wind-down costs such as severance are being recorded throughout fiscal 2006. Amounts payable by Olympus for the additional assets of Carsen being acquired will be due (subject to adjustment) on July 31, 2006, except for payments related to Carsen’s unfilled customer orders being acquired by Olympus, which will be payable by Olympus (and recognized as revenue) following its receipt of the related payments from customers.

Net proceeds (after income taxes) from the termination of Carsen’s operations are currently projected to be approximately $21,000,000. Such net proceeds will consist of the $10,000,000 fixed payment from Olympus and net proceeds from the sale of inventories, accounts receivable and unfilled customer orders, less satisfaction of liabilities, severance costs and other wind-down costs. Management’s projection of net proceeds is an estimate based on inventories, accounts receivable, backlog orders and liabilities at April 30, 2006 and assumptions for potential wind-down costs which are estimated to be approximately $1,500,000 (substantially all of which is for severance costs).

On May 18, 2006, Carsen entered into an Asset Purchase Agreement with Carsen Medical Inc., a newly formed, independent corporation owned by two individuals who currently serve as executives of Carsen, under which on July 31, 2006 Carsen will sell its corporate name and inventory and records related to Carsen’s product lines remaining after the closing of the transactions contemplated under the Purchase Agreement with Olympus. The two executives will be resigning their positions with Carsen on July 31, 2006, but will subsequently provide short-term consulting services related to the wind-down of Carsen’s operations.

The purchase price for the assets will be the book value of the acquired tangible assets on July 31, 2006 (anticipated to be significantly less than $100,000) plus, for Carsen’s corporate name, an amount equal to 1% of the purchaser’s annual sales (commencing with the fiscal year ending July 31, 2008) up to a maximum aggregate payment of $375,000. In addition, commencing on August 1, 2006, the purchaser will distribute Cantel’s Medivators products in Canada (currently distributed through Carsen).

Substantially all of Carsen’s operating net assets (except cash) are expected to be disposed of in connection with the termination of Carsen’s operations on July 31, 2006. Such net assets at April 30, 2006 are as follows:

Current assets:
Accounts receivable	$14,549,000
Inventories	9,573,000
Other current assets	1,379,000
Total current assets	25,501,000
Total non-current assets	996,000
Current liabilities:
Accounts payable	(3,476,000)
Compensation payable	(784,000)
Accrued expenses	(1,029,000)
Deferred revenue	(1,582,000)
Other current liabilities	(1,150,000)
Total current liabilities	(8,021,000)
Total net assets	$18,476,000

The net sales and operating income attributable to Carsen’s business (inclusive of both Olympus and non-Olympus business, but exclusive of the sale of Medivators reprocessors) constitute the entire Endoscopy and Surgical reporting segment and Scientific operating segment, which is included within the All Other reporting segment.

Operating segment information attributable to Carsen’s business is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Net sales:
Endoscopy and Surgical	$13,604,000	$11,661,000	$34,033,000	$29,577,000
Endoscope Reprocessing	938,000	930,000	2,122,000	2,345,000
Scientific (included in All Other)	4,110,000	4,005,000	9,938,000	13,221,000
Total	$18,652,000	$16,596,000	$46,093,000	$45,143,000

Operating income:
Endoscopy and Surgical	$3,846,000	$2,899,000	$8,991,000	$7,153,000
Endoscope Reprocessing	263,000	157,000	522,000	536,000
Scientific (included in All Other)	389,000	155,000	635,000	1,091,000
Total	$4,498,000	$3,211,000	$10,148,000	$8,780,000

During the three and nine months ended April 30, 2006, total net sales of Carsen accounted for approximately 29% and 25%, respectively, of our consolidated net sales. Operating income of Carsen during the three and nine months ended April 30, 2006 was approximately 56% and 45%, respectively, of our consolidated operating income. After July 31, 2006, Carsen will not have any active business operations.

The following table shows the amount of severance recorded in the condensed consolidated statements of income for the three and nine months ended April 30, 2006:

	Three Months Ended	Nine Months Ended
	April 30, 2006	April 30, 2006

Cost of sales	$29,000	$38,000
Operating expenses:
Selling	105,000	276,000
General and administrative	170,000	403,000
Total operating expenses	275,000	679,000
Total severance expense	$304,000	$717,000

Based upon our evaluation of the status of negotiations with Olympus as of April 30, 2006, we were unable to conclude that it was probable that we would enter into a definitive agreement with Olympus. Accordingly, Carsen’s operations were not reported as a discontinued operation as of April 30, 2006; however, it will be reported as discontinued operations commencing in our fourth quarter ending July 31, 2006.

Minntech/Medivators-Olympus distribution agreement

We have granted Olympus the exclusive right to distribute the majority of our Medivators endoscope reprocessing products, high-level disinfectants and related accessories and supplies in the United States and Puerto Rico under a distribution agreement (the “Medivators Agreement”) that expires on August 1, 2006. All equipment sold by Olympus pursuant to this agreement bears both the “Olympus” and “Medivators” trademarks.

We have advised Olympus that we are not renewing the Medivators Agreement upon its expiration on August 1, 2006. Commencing August 2, 2006, we will sell our Medivators endoscope reprocessing equipment and products through our own U.S. sales force. We believe that it is in our best long-term interests to control and further develop our own United States sales and service network and, as such, not renew the distribution agreement with Olympus.

Since the 1996 signing of the Medivators Agreement, we have employed and cultivated our own United States clinical sales support, technical and customer service teams, depot maintenance and service, as well as providing all logistics and distribution services for the Medivators/Olympus customer base. This existing infrastructure will continue to be a critical factor in the new sales and service strategy of Medivators products. We expect to incur significant expenses to further develop a sales and service network. Although it is not possible to precisely determine the amount of such expenses, we estimate that these expenses will aggregate between $800,000 and $900,000 during our fiscal fourth quarter and into the early portion of fiscal 2007. Outside of the United States, the Medivators group has direct sales, marketing, and service capabilities in the United Kingdom and the Netherlands, and sells through independent distribution partners in the rest of Europe, Asia, Australia, and Latin America. With respect to the Canadian market (currently serviced by our Carsen subsidiary), effective August 1, 2006, we will be entering into a distribution agreement with a newly formed, independent distribution company owned by two executive officers of Carsen who will be resigning from Carsen on July 31, 2006. Such new entity will have the exclusive right to distribute and service Medivators products in Canada.

During the seven-year period following the expiration of the term of the Medivators Agreement on August 1, 2006, Olympus will have the option to provide certain ongoing support functions to its existing customer base of Medivators products, subject to the terms and conditions of the agreement. In addition, Olympus may continue to purchase Medivators accessories, consumables, repair parts, and disinfectants for resale in connection with such support functions.

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

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At May 31, 2006, the lender’s base rate was 8.0% and the LIBOR rates ranged from 4.22% to 5.16%. The margins applicable to our outstanding borrowings at May 31, 2006 were 0.00% above the lender’s base rate and 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at May 31, 2006. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our revolving credit facility at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. We were in compliance with the financial covenants under the 2005 U.S. Credit Facilities at April 30, 2006.

On April 30, 2006, we had $57,500,000 of outstanding borrowings under the 2005 U.S. Credit Facilities which consisted of $38,500,000 and $19,000,000 under the term loan facility and the revolving credit facility, respectively.

Aggregate annual required maturities of the 2005 U.S. Credit Facilities over the remainder of fiscal 2006 and the next five years are as follows:

Three month period ending July 31, 2006	$500,000
Fiscal 2007	4,000,000
Fiscal 2008	6,000,000
Fiscal 2009	8,000,000
Fiscal 2010	10,000,000
Fiscal 2011	29,000,000
$57,500,000

All of such maturing amounts reflect the repayment terms under the 2005 U.S. Credit Facilities. The amount maturing in fiscal 2011 includes the $19,000,000 outstanding at April 30, 2006 under the revolving credit facility since such amount is required to be repaid prior to the expiration date of this facility on August 1, 2010.

We also have a $2,000,000 (United States dollars) Canadian-based senior secured revolving credit facility with a Canadian bank (the “Canadian Credit Facility”) available for Carsen’s future working capital requirements. The Canadian Credit Facility, which has a maturity date of July 25, 2006, provides for available borrowings based upon percentages of the eligible accounts receivable and inventories of Carsen and Biolab; bears interest at rates ranging from 0.13% to 1.38% above the lender’s base rate (which was 6.00% at May 31, 2006), or 1.75% to 3.0% above LIBOR, depending upon Carsen’s ratio of debt to EBITDA; requires us to meet certain financial covenants; and is secured by substantially all assets of Carsen and Biolab. As of May 31, 2006, we had no outstanding borrowings under the Canadian Credit Facility and we do not expect to have any significant borrowings during the remainder of fiscal 2006. We were in compliance with the financial covenants under the Canadian Credit Facility at April 30, 2006.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At April 30, 2006, approximately $1,347,000 of this note was outstanding using the exchange rate on April 30, 2006. Such note is non-interest bearing and has been recorded at its present value of $1,241,000 at April 30, 2006. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are amounts due pursuant to deferred compensation arrangements for certain former Minntech directors and officers.

Operating leases

Aggregate future minimum commitments at April 30, 2006 under noncancelable operating leases for property and equipment are as follows:

Three month period ending July 31, 2006	$689,000
Fiscal 2007	2,538,000
Fiscal 2008	1,897,000
Fiscal 2009	1,697,000
Fiscal 2010	1,019,000
Thereafter	2,728,000
$10,568,000

Financing needs

During the nine months ended April 30, 2006, we repatriated $17,697,000 of existing accumulated profits from our international subsidiaries. At April 30, 2006, we had a cash balance of $21,813,000, a significant portion of which was still held by foreign subsidiaries. The decision to repatriate cash during fiscal 2006 was made in connection with the utilization of all of our remaining NOLs during the three months ended October 31, 2005.

We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facilities will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At May 31, 2006, approximately $18,000,000 was available under our revolving credit facilities (including $16,000,000 under our United States revolving credit facility).

Foreign currency

During the three and nine months ended April 30, 2006 compared with the three and nine months ended April 30, 2005, the average value of the Canadian dollar increased by approximately 7.6% and 6.5%, respectively, relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect our results of operations principally for the following reasons:

(i)                   Carsen purchases substantially all of its products in United States dollars and sells its products in Canadian dollars. The increase in the average value of the Canadian dollar, as explained above, lowered Carsen’s cost of inventory purchased and therefore decreased cost of sales and increased gross profit.

(ii)                Biolab and Saf-T-Pak purchase a portion of their inventories in United States dollars and sell a significant amount of their products in United States dollars and therefore are exposed to realized foreign currency gains and losses upon payment of such payables and the collection of such receivables. Similarly, such United States denominated assets and liabilities must be converted into their functional Canadian currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The increase in the average value of the Canadian dollar, as explained above, primarily resulted in gains for such liabilities and losses for such assets. Since Biolab and Saf-T-Pak had more assets than liabilities denominated in United States dollars, the increase in the average value of the Canadian dollar had an adverse effect on their results of operations for the three and nine months ended April 30, 2006.

(iii)             The results of operations of our Canadian subsidiaries are translated from their functional Canadian currency to United States dollars for purposes of preparing our consolidated financial statements. The increase in the average value of the Canadian dollar, as explained above, had an overall positive impact upon our results of operations due to translating the results of operations for the three and nine months ended April 30, 2006 at a higher average currency exchange rate as compared with the average currency exchange rate used to translate the results of operations for the three and nine months ended April 30, 2005.

During the three and nine months ended April 30, 2006, such strengthening of the Canadian dollar relative to the United States dollar had an overall positive impact upon our results of operations.

Under our Canadian Revolving Credit Facility, we have a foreign currency hedging facility, which is available to hedge against the impact of such currency fluctuations on purchases of inventories. Effective April 26, 2006, our Canadian Revolving Credit Facility was amended to decrease the foreign currency hedging facility from $35,000,000 (United States dollars) to $20,000,000. Total commitments for foreign currency forward contracts under this facility amounted to $5,050,000 (United States dollars) at May 31, 2006 and cover a portion of Carsen’s projected purchases of inventories through July 2006, which is when Carsen’s business operations terminate. These foreign currency forward contracts have been designated as cash flow hedge instruments. The weighted average exchange rate of the forward contracts open at May 31, 2006 was $1.2180 Canadian dollar per United States dollar, or $0.8210 United States dollar per Canadian dollar. The exchange rate published by the Wall Street Journal on May 31, 2006 was $1.1016 Canadian dollar per United States dollar, or $0.9078 United States dollar per Canadian dollar.

During the three and nine months ended April 30, 2006 compared with the three and nine months ended April 30, 2005, the value of the euro decreased by approximately 7.4% and 6.0%, respectively, relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect our results of operations for the following reasons:

(i)                 Minntech’s Netherlands subsidiary maintains a portion of its cash in United States dollars, sells some of its products in United States dollars and pays various liabilities in United States dollars. Therefore, it is exposed to realized foreign currency gains and losses upon activity in such dollar cash accounts, collection of such receivables and payment of such liabilities. Similarly, such United States denominated assets and liabilities must be converted into their functional euro currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The decrease in the average value of the euro, as explained above, primarily resulted in losses for such liabilities and gains for such assets. Since Minntech’s Netherlands subsidiary had more assets than liabilities denominated in United States dollars, the decrease in the average value of the euro had an overall positive affect on our results of operations for the three and nine months ended April 30, 2006.

(ii)                The results of operations of Minntech’s Netherlands subsidiary are translated from its functional euro currency to United States dollars for the purpose of preparing our consolidated financial statements. The decrease in the average value of the euro, as explained above, had an overall positive impact upon our results of operations due to translating the three and nine months ended April 30, 2006 results of operations (which had an overall loss) at a lower average currency exchange rate as compared with the average currency exchange rate used to translate the three and nine months ended April 30, 2005 results of operations (which also had an overall loss).

During the three and nine months ended April 30, 2006, such weakening of the euro relative to the United States dollar had an overall positive impact upon our results of operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedges. There was one foreign currency forward contract amounting to €273,000 at May 31, 2006 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expires on June 30, 2006. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During the three and nine months ended April 30, 2006, such forward contracts were effective in offsetting most of the impact of the weakening of the euro on our results of operations.

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

For purposes of translating the balance sheet at April 30, 2006 compared to July 31, 2005, the value of the Canadian dollar increased by approximately 9.6% and the value of the euro increased by approximately 3.3% compared to the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $5,038,000 during the nine months ended April 30, 2006, thereby increasing stockholders’ equity.

                Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2006, compared to the three and nine months ended April 30, 2005, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

With respect to a portion of endoscopy and surgical sales, we enter into arrangements whereby revenue is immediately recognized upon the transfer of equipment to customers who pay on a cost per procedure basis, subject to minimum monthly payments. Such arrangements are non-cancelable by the customer and provide for a bargain purchase option by the customer at the conclusion of the term. All direct costs related to these transactions are recorded at the time of revenue recognition. Some of such transactions also provide for future servicing of the equipment, which service revenue component is deferred and recognized over the period that such services are provided (at April 30, 2006, all of such deferred revenue was classified as current since it will be assumed by Olympus as part of the 2005 Agreement). With respect to these multiple element arrangements, revenue is allocated to the equipment and service components based upon vendor specific objective evidence which principally includes comparable historical transactions of similar equipment and service sold as stand-alone components.

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

No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis and dental products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, endoscope reprocessing and dental customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $347,000 and $829,000 for the three and nine months ended April 30, 2006, respectively, and $126,000 and $583,000 for the three and nine months ended April 30, 2005, respectively. Included in the volume rebates for the three and nine months ended April 30, 2006 is approximately $281,000 and $881,000, respectively, in volume rebates as a result of the addition of dental products, offset by the cancellation during the three months ended October 31, 2005 of a volume rebate program resulting from consolidation in the dialysis industry. Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods. Trade-in allowances were not significant during the three and nine months ended April 30, 2006 and 2005. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

The stock-based compensation expense recorded in our condensed consolidated financial statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the option grant (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected weighted average option lives (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we believe that approximately $1,500,000 of wind-down costs (substantially all of which is for severance costs) will be incurred related to the expiration of Carsen’s Olympus Agreements.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission (the “SEC”) and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the beliefs and assumptions of management; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

•                  the termination of all business operations of our Carsen subsidiary on July 31, 2006 in connection with the expiration of the exclusive distribution agreements covering Carsen’s sale and service of Olympus products in Canada, which will result in the loss of a significant portion of our net sales, operating income and net income after July 31, 2006

•                  the increasing market share of single-use dialyzers relative to reuse dialyzers

•                  the adverse impact of consolidation of dialysis providers

•                  our dependence on a concentrated number of distributors for our dental consumables

•                  our decision to sell our Medivators endoscope reprocessing products on a direct basis in the United States after August 1, 2006 and therefore not to extend the exclusive distribution agreement with Olympus covering the sale of such products in the United States

•                  the significant expenses we will incur during the fourth quarter of fiscal 2006 and thereafter to develop a sales and service network for our Medivators products in the United States

•                  our decision to sell our Medivators products in Canada commencing on August 1, 2006 through a newly formed corporation controlled by two individuals who currently serve as directors and officers of Carsen

•                  our growth may be dependent on acquiring new businesses and successfully integrating and operating such businesses

•                  our reliance on certain raw materials that have experienced price increases that may not always be passed on to our customers; in the past, hurricane damage to resin suppliers resulted in product shortages and price increases

•                  the uncertain outcome of a lawsuit filed against us that alleges violations of federal antitrust laws

•                  foreign currency exchange rate and interest rate fluctuations

•                  the United States Food and Drug Administration (the “FDA”), in accordance with its standard practice, recently called our attention to certain “Good Manufacturing Practices” compliance deficiencies following a routine inspection of our Minntech manufacturing facilities. We have responded to the FDA’s comments and modified our procedures to comply with the requests made by the FDA

You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the foregoing items to be a complete list of all potential risks or uncertainties. See “Risk Factors” in our 2005 Form 10-K for a discussion of certain of the above risk factors and certain additional risk factors that you should consider before investing in the shares of our Common Stock.

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

Carsen imports a substantial portion of its products from the United States and pays for such products in United States dollars. Additionally, a portion of Biolab’s and Saf-T-Pak’s inventories are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries (Carsen, Biolab and Saf-T-Pak) could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in note 2 to the 2005 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall positive impact during the three and nine months ended April 30, 2006, compared with the three and nine months ended April 30, 2005, upon our results of operations and stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen enters into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts have been designated as cash flow hedge instruments. Total commitments for such foreign currency forward contracts amounted to $7,200,000 (United States dollars) at April 30, 2006 and cover a portion of Carsen’s projected purchases of inventories through July 2006.

 Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Minntech’s Netherlands subsidiary are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in note 2 to the 2005 Form 10-K. Fluctuations in the rates of currency exchange between the Euro and the United States dollar had an overall positive impact for the three and nine months ended April 30, 2006, compared to the three and nine months ended April 30, 2005, upon our results of operations as described in our MD&A, and had an adverse impact upon stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts have been designated as fair value hedge instruments. There was one such foreign currency forward contract amounting to €396,000 at April 30, 2006 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on May 31, 2006. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During the three and nine months ended April 30, 2006, such forward contracts were effective in offsetting most of the impact of the weakening of the euro on our results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2006 and 2005 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest Rate Market Risk

We have credit facilities for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States and Canada. During the three and nine months ended April 30, 2006, all of our outstanding borrowings were under the 2005 U.S. Credit Facilities.

Market Risk Sensitive Transactions

Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s 2005 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

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

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

We have evaluated our internal controls over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as described below.

Changes in Internal Control

On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex, as more fully described in note 3 to the condensed consolidated financial statements and in the MD&A. During the three and nine months ended April 30, 2006, Crosstex represented a material portion of our sales, net income and net assets. In conjunction with the due diligence performed by us in connection with this acquisition, we determined that the overall internal control environment of Crosstex contained a number of significant deficiencies, some of which rise to the level of material weaknesses. Some of the more significant internal control weaknesses included the lack of segregation of duties, the need to hire a principal financial and accounting officer, numerous limitations with respect to the management information systems, lack of application of GAAP in certain aspects of financial reporting, and substandard monthly closing procedures, all of which represent a partial list of internal control deficiencies.

We believe that by the end of fiscal 2006, we will be able to remedy the majority of the more significant internal control weaknesses at Crosstex. In order to achieve these objectives, we took a number of steps including hiring, during the period covered by this report, a principal financial and accounting officer at Crosstex in October 2005, formalizing the monthly closing procedures and timing, and ensuring consistent and complete application of GAAP. Additionally, we have implemented a number of additional internal control procedures designed to ensure the completeness and accuracy of reported financial information, including periodic physical inventories, monthly account analyses and quarter-end field reviews by representatives of Cantel’s financial and accounting staff. We are relying extensively on detect controls with respect to reported month-end financial information until such time that appropriate prevent controls can be implemented. We are currently in the process of evaluating the management information systems at Crosstex with a view toward replacement of the existing systems during fiscal 2007. Since the acquisition, significant improvements have already been made in the overall Crosstex internal control environment and will continue to be made throughout the remainder of fiscal 2006 and into fiscal 2007.

During February 2006, we completed remediation efforts related to improving segregation of duties and access controls in the general information technology processes at our Minntech subsidiary.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 1. — Note 13 above

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

Purchase of equity securities by Cantel:

In April 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock. Under the repurchase program we repurchase shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program has a one-year term ending April 12, 2007.

The first purchase under our repurchase program occurred on April 19, 2006. Through April 30, 2006, we had completed the repurchase of 123,300 shares under the repurchase program.

The following table summarizes the repurchase of Common Stock under the repurchase program during the third quarter of the fiscal year covered by this report:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program
4/19/06 through 4/30/06	123,300	$14.63	123,300	376,700

ITEM 6.		EXHIBITS

31.1	—	Certification of Principal Executive Officer.

31.2	—	Certification of Principal Financial Officer.

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.
Date: June 9, 2006
	By:	/s/ James P. Reilly
James P. Reilly, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and Controller