Form 10-K
period 2006-07-31
CANTEL MEDICAL CORP
filed 2006-10-16
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on shares held and the closing price of a share of the Registrant’s common stock on January 31, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $204,877,350.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the close of business on September 18, 2006: 15,524,903

Documents incorporated by reference:  Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2006 Annual Meeting of Stockholders of Registrant.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission (the “SEC”) and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the beliefs and assumptions of management; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

•                  the increasing market share of single-use dialyzers relative to reuse dialyzers

•                  the adverse impact of consolidation of dialysis providers

•                  uncertainties related to our assumption of direct sales and service of Medivators endoscope reprocessing products in the United States on August 2, 2006

•                  our dependence on a concentrated number of distributors for our dental segment products

•                  our dependence on acquiring new businesses and successfully integrating and operating such businesses

•                  the uncertain outcome of plaintiff’s appeal of Summary Judgment dismissing a lawsuit filed against us that alleged violations of federal antitrust laws

•                  foreign currency exchange rate and interest rate fluctuations

•                  the impact of significant government regulation on our businesses

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

PART I

Item 1.                   BUSINESS.

General

We are a leading provider of infection prevention and control products in the healthcare market, specializing in the following operating segments:

•                  Dialysis: Medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis.

•                  Dental: Single-use, infection control products used principally in the dental market including face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups, sterilization pouches and disinfectants.

•                  Endoscope Reprocessing: Medical device reprocessing systems and sterilants/disinfectants for endoscopy.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech and other industrial markets.

•                  Therapeutic Filtration: Hollow fiber membrane filtration and separation technologies for medical applications. (Included in All Other reporting segment)

•                  Specialty Packaging: Specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. (Included in All Other reporting segment)

Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Recent Events

Discontinued Operations -Termination of Carsen’s Distribution Agreements with Olympus

On July 31, 2006, our wholly-owned subsidiary Carsen Group Inc. (“Carsen”) closed the sale of substantially all of its assets to Olympus America Inc. and certain of its affiliates (collectively, “Olympus”) under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus. Olympus purchased substantially all of Carsen’s assets other than those related to Carsen’s Medivators business and certain other smaller product lines. Following the closing, Olympus hired substantially all of Carsen’s employees and took over Carsen’s Olympus-related operations (as well as the operations related to the other acquired product lines). In connection with the transaction, Carsen’s Medivators-related assets as well as certain of its other assets that were not acquired by Olympus were sold to our new Canadian distributor of Medivators products.

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus will pay Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen (currently anticipated to be approximately $450,000) will be made following Olympus’ receipt of customer payments for such orders.

The $10,000,000 fixed portion of the purchase price was in consideration for (i) Carsen’s customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and certain non-Olympus products distributed by Carsen, (ii) the release of Olympus’ contractual restriction on hiring Carsen personnel, (iii) real property leases (which were assumed or replaced by Olympus) and leasehold improvements, computer and software systems, equipment and machinery, telephone systems, and records related to the acquired assets, and (iv) assisting Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus and certain non-Olympus products in Canada. Cantel has also agreed (on behalf of itself and its affiliates) not to manufacture, distribute, sell or represent for sale in Canada through July 31, 2007 any products that are competitive with the Olympus products formerly sold by Carsen under its Olympus Distribution Agreements.

The $21,200,000 formula-based portion of the purchase price was based on the book value of Carsen’s inventories of Olympus and certain non-Olympus products and the net book amount of Carsen’s accounts receivable and certain other assets, all at July 31, 2006, subject to offsets, particularly for accounts payable of Carsen due to Olympus.

Net proceeds from Carsen’s sale of net assets and the termination of Carsen’s operations were approximately $21,100,000 (excluding the backlog payments) after satisfaction of remaining liabilities and taxes.

As a result of the foregoing transaction, which coincided with the expiration of Carsen’s exclusive distribution agreements with Olympus on July 31, 2006, Carsen no longer has any remaining product lines or active business operations.

The businesses of Carsen, previously reported in the Endoscopy and Surgical, Endoscope Reprocessing and All Other reporting segments, are reflected as a discontinued operation in our Consolidated Financial Statements.

Direct Sale of Medivators Systems in the United States

On August 2, 2006, we commenced the sale and service of our Medivators brand endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables through our own United States field sales and service organization. Our direct sale of these products is the result of our decision that it is in our best long-term interests to control and further develop our own direct hospital-based United States distribution network and, as such, not to renew Olympus’ exclusive

United States distribution agreement when it expired on August 1, 2006.

Throughout the former distribution arrangement with Olympus, we employed our own personnel to provide clinical sales support activities as well as an internal technical and customer service function, depot maintenance and service and all logistics and distribution services for the Medivators/Olympus customer base. This existing and fully developed infrastructure will continue to be a critical factor in our new direct sales and service strategy. See “—Reporting Segments–Endoscope Reprocessing.”

During the seven-year period following the expiration of the distribution agreement with Olympus on August 1, 2006, Olympus will have the option to provide certain ongoing support functions to its existing customer base of Medivators products, subject to the terms and conditions of the agreement. In addition, Olympus may continue to purchase from Minntech for resale in connection with such support functions, Medivators accessories, consumables, and replacement and repair parts, as well as Rapicide® disinfectant.

Acquisition of Fluid Solutions, Inc.

On May 1, 2006, we expanded our infection prevention and control business in water purification by purchasing certain assets of Fluid Solutions, Inc., a privately held high purity water systems manufacturer and service company with a resin regeneration facility. The assets and operations of Fluid Solutions, based in Lowell, Massachusetts, have been integrated into our Water Purification and Filtration segment. See “—Reporting Segments-Water Purification and Filtration” and  Note 3 to the Consolidated Financial Statements.

The primary reason for the acquisition was to expand our customer base in the biotech, pharmaceutical, research, hospital, and semiconductor markets as well as our sales presence and resin regeneration capability in the New England area.

Acquisition of Crosstex International, Inc.

On August 1, 2005, we acquired Crosstex International, Inc. (“Crosstex”), a leading manufacturer and reseller of single-use, infection control products used principally in the dental market. See “—Reporting Segments-Dental” and Note 3 to the Consolidated Financial Statements.

Reporting Segments

The following table gives information as to the percentage of consolidated net sales from continuing operations accounted for by each of our reporting segments:

	Year Ended July 31,
	2006	2005	2004
	%	%	%

Dialysis	30.7	47.7	49.4
Dental	28.3	—	—
Water Purification and Filtration	18.9	21.2	24.2
Endoscope Reprocessing	15.8	20.9	20.1
All Other	6.3	10.2	6.3
	100.0	100.0	100.0

The table above does not include information related to the operations of Carsen, which are reflected as a discontinued operation in our Consolidated Financial Statements.

For a presentation of net sales, net income and total assets by reporting segment, see Note 18 to the Consolidated Financial Statements.

Dialysis

General

We design, develop, manufacture and sell reprocessing systems and sterilants for dialyzers (artificial kidneys), as well as dialysate concentrates and supplies utilized for renal dialysis. These products are sold in the United States and, to a significantly lesser extent, throughout the world. Our customer base is comprised of large and small dialysis chains as well as independent dialysis clinics. We sell the products in the United States primarily through our own direct distribution network, and in many international markets either directly or under various third-party distribution agreements.

Dialyzer Reprocessing Products and Services

During dialysis, a dialyzer (a device serving as an artificial kidney) is used to filter fluids and wastes from a dialysis patient’s blood. Our dialyzer reprocessing products are limited to use by centers that choose to clean, disinfect and reuse dialyzers, known as “dialyzer reuse,” rather than discard the dialyzers after a single use. Our products meet rigorous sterility assurance standards and regulations, thereby providing for the safe and effective reuse of dialyzers used in dialysis clinics.

Dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing dialyzer reuse compared with single use and such dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Although public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single use, it is apparent that the market share of single use dialyzers has been increasing during the past five years relative to reuse dialyzers.

We believe that approximately 40% of all dialysis centers in the United States currently reuse dialyzers. This compares to approximately 76% reuse reported by the Centers for Disease Control in 2001. We believe that the shift from reuse to single use dialyzers is principally due to the commitment of Fresenius Medical Care (“Fresenius”), the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, to convert all of its reuse dialysis clinics (including newly acquired clinics) to single use facilities. A continued decrease in dialyzer reuse in the United States in favor of single use dialyzers could have a further adverse effect on our business. See “Risk Factors.”

Our dialyzer reprocessing products include the Renatron® II Automated Dialyzer Reprocessing System, the Renalog® RM Data Management System and the Renaclear® Dialyzer Cleaning System, together with Renalin® Cold Sterilant and Renalin 100 Cold Sterilant, peracetic acid based sterilants that replace less environmentally friendly products.

The Renatron system provides an automated method of rinsing, cleaning, sterilizing and testing dialyzers for reuse. The Renatron II Automated Dialyzer Reprocessing System, the most current version of the product, includes a bar-code reader, a computer and the Renalog RM Data Management System, a software accessory that provides dialysis centers with automated record keeping and data analysis capabilities. We believe our Renatron systems are faster, easier to use, and more efficient than competitive automated systems. We also believe that the Renatron systems are the top selling automated dialyzer reprocessing systems in the world.

Our Renaclear system, the first dedicated automated dialyzer cleaning system, removes blood and organic debris from difficult-to-clean dialyzers before reprocessing, a process known as “pre-cleaning.” Pre-cleaning is common in dialysis units because the practice can help extend the useful clinical life of a dialyzer. When dialyzers are pre-cleaned by hand, many dialysis facilities remove the dialyzer header caps (the end caps of a dialyzer) to more effectively rinse out heavy blood debris. However, opening the dialyzer in this fashion may increase the risk of contamination of the dialyzer components and damage to the dialyzer membrane. The Renaclear system features a high-powered fluid injector that cleans dialyzer headers (the two internal ends of a dialyzer) without requiring removal of the header caps. The Renaclear system is designed for use with our peracetic acid-based Renaclear disinfectant.

Our Renalin 100 sterilant is a proprietary peracetic acid-based formula that, when used with our Renatron system, effectively cleans, disinfects and sterilizes dialyzers without the hazardous fumes and potential disposal issues related to glutaraldehyde and formaldehyde reprocessing solutions. We believe Renalin sterilant is the leading dialyzer reprocessing solution in the United States.

We also manufacture a comprehensive product line of test strips to measure concentration levels of the peracetic acid chemistries we produce. These test strips ensure that the appropriate concentration of sterilant is maintained throughout the required contact period, in addition to verifying that all sterilant has been removed from the dialyzer prior to patient use. In addition, we sell a variety of dialysis supplies manufactured by third parties.

Our Dialysis segment offers various preventative maintenance programs and repair services to support the effective operation of reprocessing systems over their lifetime. Our field service personnel, dialysis center technicians and international third-party distributors install, maintain, upgrade, repair and troubleshoot equipment.

Dialysate Concentrates

Our renal dialysis treatment products include a line of acid and bicarbonate concentrates, referred to as dialysate concentrates, used by kidney dialysis centers to prepare dialysate, a chemical solution that draws waste products from the patient’s blood through a dialyzer membrane during the hemodialysis treatment. Dialysate concentrates are used in the dialysis process, whether single use or reuse dialyzers are being utilized. We believe that we have one of the industry’s most complete lines of dialysate concentrate products, which include both liquid and powder form for use in virtually all types of kidney dialysis machines.

Dental

On August 1, 2005, we acquired Crosstex, a leading manufacturer and reseller of single-use, infection control products used principally in the dental market. As a result of the acquisition, we now offer a broad selection of core disposable dental products, comprising over 60 categories of dental merchandise, including face masks, towels and bibs, tray covers, saliva evacuators and ejectors, germicidal wipes, plastic cups, sterilization pouches, surface barriers, eyewear, disinfectants and cleaners, hand care products, gloves, sponges, cotton products, needles and syringes, and scalpels and blades. We believe that we maintain a leading market position in the United States for face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes and plastic cups used in the dental market.

We manufacture products accounting for approximately two-thirds of our net sales in this segment. We source the balance of our products from third-party suppliers, certain of which are sold under exclusive distributorship agreements with the supplier. Since the acquisition, we have increased our manufacturing capability of certain key products and commenced the manufacture of certain products and product components that we previously sourced. The majority of our dental products are sold under the Crosstex® brand name. For certain of our customers, we also produce private label products.

Our dental products are sold to approximately 350 wholesale customers, comprising approximately 1,200 ship-to locations in the United States and, to a lesser extent, in Europe and Japan. The wholesalers generally include major healthcare distributors, group purchasing organizations and co-operatives that sell our products to dental practices as well as medical, veterinary, and school locations.

Water Purification and Filtration

General

We design, develop, manufacture and sell water purification systems and accessories for dialysis, research laboratories, pharmaceutical and industrial customers. These systems provide purification solutions specific to our customers’ needs and site conditions, ranging from low-volume, wall mounted reverse osmosis systems, to high-volume, complete turnkey purification systems. We generally sell the equipment directly to our customers in the United States, Puerto Rico, and Canada and through various third-party distributors in international markets.

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

Water Purification Equipment

Our line of Biolab® Equipment water purification systems has been designed to produce “biologically pure” water for use in the pharmaceutical, electronics, research and medical industries. The equipment is designed in sanitary and semi-sanitary configurations to provide efficient and reliable production of USP grade water (i.e., water meeting the FDA-enforced standards of the United States Pharmacopeia). The Biolab Equipment line includes systems that utilize heat to sanitize the equipment, thus reducing the amount of chemicals consumed and labor required for maintenance. Heat sanitization is environmentally friendly and prevents the formation of dangerous biofilms. Heat disinfection has been used in the pharmaceutical industry for years and has been recently introduced in the dialysis market.

The Biolab Equipment line of RO machines includes various designs and sizes to meet our customers’ specific requirements. Our standard line of equipment includes the 2200, 3300, 4400, 8400, RODI® combination RO and electro-deionization system, and various heat disinfecting configurations. The 4400 RO is the principal RO manufactured by us and can be configured for pharmaceutical, medical and industrial applications. The Biolab Equipment line has recently been expanded to offer packaged systems for the commercial and industrial market. These systems are pre-engineered for specific applications and will be stocked for rapid order fulfillment.

We also offer pretreatment equipment, lab water equipment, a full range of service deionization tanks and specific equipment designed to support the dialysis market. This equipment includes our Semper Pure® portable reverse osmosis machine, a bicarbonate system with central and single mix distribution units, and concentrate systems with central concentrate holding tanks.

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

Service & Maintenance; Resin Regeneration

We provide service and maintenance for water purification systems in the United States and Canada through fifteen regional offices (thirteen in the United States and two in Canada). These service centers are staffed with sales and service personnel to support both scheduled and emergency customer requirements. Each office provides 24-hour emergency service for our customers through a fleet of stocked service vehicles. Six of the offices (Toronto, Montreal, Philadelphia, Boston, Chicago, and Atlanta) are equipped with resin regeneration plants (described below).

Resin regeneration (also known as service deionization and carbon exchange) is the process in which cylinders (pressure vessels with an inlet connection and an outlet connection) are assembled, sanitized, and filled with ion exchange resin, which is processed using hydrochloric acid and caustic soda. These cylinders are connected to a customer’s water supply. As the water passes through the ion exchange resin beads, minerals are removed. When the electrical charge placed on the resin beads during the regeneration process is exhausted, the cylinders are exchanged for identical cylinders with regenerated resin. The cylinders with exhausted resin are returned by service personnel to our regeneration plants and the resin is regenerated for use by the same or another customer. Customers are invoiced for each cylinder replacement.

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

Sterilants

Minncare® Cold Sterilant is a liquid sterilant product used to sanitize and disinfect high-purity water systems. Minncare Cold Sterilant is based on our proprietary peracetic acid sterilant technology, and is engineered to clean and disinfect reverse osmosis (RO) membranes and associated water distribution systems. Minncare Cold Sterilant is widely used in the dialysis, medical, pharmaceutical and other industries to disinfect ultrapure water systems as part of overall procedures to control the contamination of systems by microorganisms and spores. Actril® Cold Sterilant is a ready-to-use formulation of our proprietary peracetic acid based sterilant technology. It is used for surface disinfection in a variety of industries, including the medical and pharmaceutical industries. We also have private label agreements for both Minncare and Actril sterilants with companies in the infection control industry.

During 2005 we introduced the Minncare Dry Fog®  System for use as an enhancement to the existing clean room disinfection procedures at pharmaceutical and medical device manufacturers. We currently sell the Minncare Dry Fog System either directly or through third-party distributors. However, due to disappointing sales of the system, we are reevaluating our distribution options and considering the discontinuance of the product line.

Endoscope Reprocessing

General

We design, develop, manufacture and sell endoscope reprocessing systems, sterilants and related supplies. Although endoscopes generally can be manually disinfected, there are many problems associated with such methods including the lack of uniform disinfection procedures, personnel exposure to disinfectant fumes and incomplete rinsing that could result in disinfectant residue remaining in or on the endoscope. We believe our endoscope reprocessing equipment offers several advantages over manual immersion in disinfectants. Our products, which meet rigorous sterility assurance standards and regulations, allow the safe and effective reuse of endoscopes in healthcare facilities throughout the world.

Our automated endoscope reprocessing equipment is designed to pre-rinse the device, then continuously pump disinfectant through all internal working channels of the endoscope, thus exposing all internal and external areas of the endoscope to the disinfectant, resulting in more thorough and consistent disinfection. After disinfection, all internal channels and external surfaces are thoroughly rinsed to completely remove disinfectant residue. This automated process inhibits the build up of biofilms in the working channels and, when performed in accordance with directions for use, renders the endoscope safe for the next patient use. In addition, the entire disinfection process can be completed with minimal participation by the operator, freeing the operator for other tasks, reducing the exposure of personnel to the chemicals used in the disinfection process and reducing the risk of infectious diseases. Our reprocessing equipment also reduces the risks associated with inconsistent manual disinfecting.

Endoscope Reprocessing Products and Services

Our Medivators® line of endoscope reprocessing systems includes two automated systems, the DSD-201 system, which is a microprocessor-controlled, dual-basin, asynchronous endoscope disinfection system, and the SSD-102, which is a single basin version of the DSD-201 System. These systems can be used on a broad variety of endoscopes and are programmable by the user. The dual-basin system can disinfect two endoscopes at a time. We also manufacture the Medivators CER (formerly MV) series of countertop semi-automated endoscope reprocessors. These products are more compact, less expensive single and dual endoscope disinfection units.

Our Dyped endoscope reprocessing system represents a state-of-the-art, technologically advanced system designed to be compliant with emerging European standards. We commenced sales of Dyped systems in Europe in 2004 and are currently developing a future generation system for the North American market for which we intend to seek initial regulatory approval in 2007. When offered in North America (not anticipated to occur until after fiscal 2007), the Dyped systems will be integrated into our Medivators product line.

In connection with our endoscope reprocessing business, we manufacture Rapicide® glutaraldehyde-based high-level disinfectant and sterilant, which has United States Food and Drug Administration (“FDA”) 510(k) clearance for a high-level disinfection claim of five minutes at 35 degrees Celsius. This disinfection contact time is currently one of the fastest available of any disinfectant product sold in the United States, which gives us a competitive advantage. We also sell Adaspor® peracetic-acid based high-level disinfectant, packaged by a third party, for the European market that can be employed in a single-use or multiple-use system.

Our Endoscope Reprocessing segment offers various preventative maintenance programs and repair services to support the effective operation of reprocessing systems over their lifetime. Our field service personnel and international third-party distributors install, maintain, upgrade, repair and troubleshoot equipment.

Marketing and Sales

On August 2, 2006, we commenced the sale and service of our Medivators brand endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables through our own United States field sales and service organization. Our direct sale of these products is the result of our decision that it is in our best long-term interest to control and further develop our own direct hospital-based United States distribution network and, as such, not to renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006.

Throughout the former distribution arrangement with Olympus, we employed our own personnel to provide clinical sales support activities as well as an internal technical and customer service function, depot maintenance and service and all logistics and distribution services for the Medivators/Olympus customer base. This existing and fully developed infrastructure will continue to be a critical factor in our new direct sales and service strategy. Outside of the United States, the Medivators group has direct sales, marketing, and service capabilities in the United Kingdom and Holland, and sells through independent distribution partners in the rest of Europe, Canada, Asia, Australia, and Latin America.

All Other

We also operate other businesses, including the Specialty Packaging operating segment, which includes specialty packaging products and compliance training services for the transport of infectious and biological specimens, and the Therapeutic Filtration operating segment, which includes hemofilters, hemoconcentrators and other hollow fiber filters manufactured and sold for medical applications. Due to the relatively small size of these businesses, they are combined in the All Other reporting segment.

Specialty Packaging

We provide specialty packaging and thermal control products for the transport of infectious and biological specimens as well as thermally sensitive pharmaceutical and medical products. Additionally, we provide compliance training services for the safe and proper transport of infectious and biological specimens, as defined by various international and national regulatory organizations.

We believe that the increasing concern over the potential spread of infectious agents, such as avian flu, E. coli and mad cow disease, as well as potential acts of  bio-terrorism using agents such as anthrax, have significantly increased awareness of the proper shipping of diagnostic substances such as blood and tissues. We believe that we are particularly well qualified to meet the global need for compliant, secure, cost-effective packaging solutions for the shipping of infectious and biological specimens.

Throughout fiscal 2006, we continued the development, production and sales of the Saf-T-Temp™ brand line of phase change materials (PCM) using licensed proprietary thermal technology for temperature-controlled shipments. These phase change materials help maintain thermally sensitive specimens and products, such as vaccines, pharmaceuticals, and diagnostic reagents within a discrete temperature range during shipment. The discipline of “Cold Chain Management” continues to grow as manufacturers of temperature sensitive pharmaceuticals and medical products as well as clinical laboratories search for more efficient and cost-effective methods to ensure the viability of their products and/or specimens in accordance with quality control standards.

In addition, to meet regulatory requirements that require shippers of infectious and biological substances to be trained and certified at least every two years or as often as regulations change, we offer a variety of training options, allowing the customer to choose the method that best meets its needs. We provide open enrollment symposium-style training seminars in various cities, private seminar training at customers’ on-site locations, as well as self-paced internet, CD and network software.

Our customer base consists of medical research companies, diagnostic, clinical and university laboratories, pharmaceutical and biotechnical companies, United States and Canadian government agencies, hospitals and state public health departments. Our packaging, thermal and training products are distributed world wide both directly and  through various third-party distributors.

Therapeutic Filtration

Our therapeutic filtration products are extracorporeal filters utilizing our proprietary hollow fiber technology. These filters include hemoconcentrators, hemofilters and specialty filters utilized for therapeutic medical applications. We also offer a line of ancillary products, including blood pumps, air detectors, and pressure monitors.

We manufacture, market and sell a comprehensive line of hemoconcentrators. A hemoconcentrator is a device used by a perfusionist (a health care professional who operates heart-lung bypass equipment) to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery. Because the entire blood volume of the patient passes through the hemoconcentrator during an open-heart procedure, the biocompatibility of the blood-contact components of the device is critical.

Our hemoconcentrators are designed to meet the clinical requirements of neonatal through adult patients. Our principal products are the Hemocor HPH® hemoconcentrators, which contain our proprietary polysulfone hollow fiber. The Hemocor HPH line also features a unique “no-rinse” design that allows it to be quickly and efficiently inserted into the bypass circuit at any time during an open-heart procedure.

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

Historically, one of our most successful specialty filters was sold on a private label basis to a manufacturer of a respiratory therapy device that incorporates our filter in their product, particularly for pediatric applications. Sales of this filter were a significant source of growth in our Therapeutic Filtration segment. However, due to problems incurred by the therapy device manufacturer (unrelated to our product) in fiscal 2006, sales of our specialty filter decreased significantly during the last three fiscal quarters. We anticipate that sales to the manufacturer will recommence in the near future.

Our therapeutic products are sold to biotech manufacturers and through third-party distributors.

Government Regulation

Many of our products are subject to regulation by the FDA, which regulates the testing, manufacturing, packaging, distribution and marketing of our medical devices and water purification devices in the United States. Delays in FDA review can significantly delay new product introduction and may result in a product becoming “dated” or losing its market opportunity before it can be introduced. Certain of our products may also be regulated by other governmental or private agencies, including the Environmental Protection Agency, Underwriters Lab, Inc. (“UL”), and comparable agencies in certain foreign countries. The FDA and other agency clearances generally are required before we can market such new or significantly changed existing products in the United States or internationally. The FDA and certain other international governmental agencies also have the authority to require a recall or modification of products in the event of a defect.

The Food, Drug and Cosmetic Act of 1938 and Safe Medical Device Act of 1990 require compliance with specific manufacturing and quality assurance standards for certain of our products. The regulations also require manufacturers to establish a quality assurance program to monitor the design and manufacturing process and maintain records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to its medical devices. The FDA inspects medical device manufacturers for compliance with the current Quality Systems Regulations (“QSR’s”). Manufacturers that fail to meet the QSR’s may be issued reports or citations for non-compliance. In April 2006, following an inspection by the FDA, the FDA issued a “Warning Letter” that called our attention to certain “Good Manufacturing Practices” compliance deficiencies. We have responded to the FDA’s comments and modified our procedures to comply with the requests made by the FDA.

In addition, many of our infection prevention and control products sold in Canada and Europe are subject to comparable regulations and requirements as those described above. International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties, and tax requirements. For example, as a result of our sales in Europe, we were required to be certified as having a Quality System that meets the ISO 13485-2003 standard.

Many of our products must also meet the requirements of the European Medical Device Directive (“MDD”) for their sale into the European Union. This certification allows us, upon completion of a comprehensive technical file, to affix the CE mark to our products and to freely distribute such products throughout the European Union. Failure to maintain CE mark certification could have a material adverse effect on our business. Federal, state and foreign regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes might have on our business.

Our endoscope and dialyzer reprocessing products, as well as our Canadian water purification equipment manufacturing facility and many of our products manufactured in Canada, are subject to regulation by Health Canada — Therapeutic Products Directorate (“TPD”), which regulates the distribution and marketing of medical devices in Canada. Certain of such products may be regulated by other governmental or private agencies, including Canadian Standards Agency (“CSA”). TPD and other agency clearances generally are required before we can market new medical products in Canada. The Health Products and Food Branch Inspectorate (“HPFBI”) governs problem reporting, modification and recalls. HPFBI also has the authority to require a recall or modification in the event of defect. In order to market our medical products in Canada, we are required to hold a Medical Device Establishment License, as well as certain medical device licenses by product, as provided by HPFBI.

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

Sources and Availability of Raw Materials

We purchase raw materials, sub-assemblies, components, and other supplies essential to our operations from numerous suppliers in the United States and abroad. The principal raw materials that we use to conduct operations include organic chemicals, paper pulp, resin, stainless steel and plastic components. These raw materials are obtainable from several sources and are generally available within the lead times specified to vendors.

From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. Except as described below, we have not experienced, and do not foresee, extraordinary difficulty in obtaining the materials, sub-assemblies, components, or other supplies necessary for our business operations.

As a result of damage caused by major hurricanes to many resin suppliers in the southern United States, there was a shortage of resin in the market, and related price increases, for several months during fiscal 2006. However, since our resin inventory was sufficient to meet our requirements, we were not materially affected by the market shortage. No market shortage currently exists.

Intellectual Property

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

As of September 18, 2006, we held 49 United States patents and 56 foreign patents and had 8 United States patents and 21 foreign patents pending. Patents for individual products extend for varying periods, beginning in 2006 and ending in 2023, according to the date of patent filing or grant and legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country. We believe that the patents in each of our segments are important. In addition, we license from independent third parties under certain patents, trade secrets and other intellectual property, the right to manufacture and sell our Rapicide disinfectant and sterilant (see “—Reporting Segments-Endoscope Reprocessing”) and our phase change material products (see “—Reporting Segments-Other-Specialty Packaging”). These licenses, both of which are long-term, are critical to our commercialization of those products.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products in each segment. As of September 18, 2006, we had a total of 358 trademark registrations in the United

States and in various foreign countries in which we conduct business, as well as 68 trademark applications pending world-wide.

Seasonality

Our business generally is not seasonal in nature.

Principal Customers

None of our customers accounted for 10% or more of our consolidated net sales from continuing operations during fiscal 2006 or fiscal 2005 except for Olympus America Inc., which was our exclusive distributor of Medivators endoscope reprocessors and related accessories and supplies during those periods. Olympus accounted for approximately 10%, 12% and 13%, respectively, of our consolidated net sales from continuing operations during fiscal 2006, 2005 and 2004, respectively.

Except as described below, none of our segments is reliant upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the segment.

Our Dental segment is particularly reliant on four customers who collectively accounted for 48% of Dental segment net sales and 13% of our consolidated net sales from continuing operations during fiscal 2006. Three of such customers, Henry Schein, Benco Dental and Patterson Dental each accounted for 10% or more of this segment’s net sales during that period. The loss of a significant amount of business from any of these customers could have a material adverse effect on our Dental segment.

During fiscal 2006, two of our customers, DaVita and Fresenius, accounted for approximately 25% and 19%, respectively, of the Dialysis segment net sales. The 19% figure with respect to Fresenius includes sales to dialysis centers formerly owned by Renal Care Group (“RCG”), a dialysis chain acquired by Fresenius in March 2006. Due to Fresenius’ intention to convert all of its reuse dialysis clinics (including newly acquired clinics) to single use facilities, our “RCG-related” sales to Fresenius will decrease substantially as clinics are converted. The loss of a significant amount of business from DaVita or Fresenius would have a material adverse effect on our Dialysis segment. See “—Competition” and “Risk Factors.”

Backlog

On September 18, 2006, our consolidated backlog was approximately $9,680,000 (including Crosstex backlog of approximately $863,000) compared with approximately $8,043,000 (excluding any backlog generated by Crosstex and Carsen) on September 19, 2005. All of the backlog is expected to be recognized within one year of such date.

Competition

General

The markets in which our business is conducted are highly competitive. Competition is intense in all of our business segments and includes many large and small competitors. Important competitive factors generally include product design and quality, safety, ease of use, product service, and price. We believe that the long-term competitive position for all of our segments depends principally on our success in developing, manufacturing and marketing innovative, cost-effective products and services.

Many of our competitors have greater financial, technical and human resources than us, are well-established with reputations for success in the sale and service of their products and may have certain other competitive advantages over us. However, we believe that the world-wide reputation for the quality and innovation of our products among customers and our reputation for providing quality product service give us a competitive advantage with respect to our products.

In addition, certain companies have developed or may be expected to develop new technologies or products that could directly or indirectly compete with our products. We anticipate that we may face increased competition in the future as new infection prevention and control products and services enter the market. Numerous organizations are believed to be working with a variety of technologies and sterilizing agents. In addition, a number of companies have developed or are developing disposable medical instruments and other devices designed to address the risks of infection and contamination. There can be no assurance that new products or services developed by our competitors will not be more commercially successful than those provided or developed by us in the future.

Segments

Information with respect to competition within our most significant individual segments is as follows:

In our Dialysis segment, our most significant competition comes from manufacturers of single-use dialyzers, particularly Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers. Fresenius has publicly disclosed its intent to increase the use of single-use dialyzers in its dialysis clinics. As such, its acquisition in March 2006 of RCG, a significant dialysis chain and customer of our dialysis reuse products, will adversely affect sales of our dialysis products and reprocessing equipment as Fresenius converts RCG’s dialysis clinics into single-use facilities. See “—Reporting Segments–Dialysis,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations.”

In our Dental segment, our principal competitors are Kimberly-Clark, Tidi Products, Sultan Healthcare, Medicom, and Alcan. We believe that our product quality, excellent customer service, and breadth of product line are competitive advantages and are the basis for our success in this segment.

In our Endoscope Reprocessing segment, our principal competitors are STERIS, Custom Ultrasonics, ASP division of Johnson & Johnson, Metrex, Ruhoff and Ecolab. ASP and Steris have recently introduced, or within a year are anticipated to introduce, new model endoscope reprocessors that will directly compete with our reprocessors and may adversely impact our ability to maintain our current market share in this market.

The Water Purification and Filtration segment has been experiencing increased competition due to a consolidation of suppliers during the past few years. This consolidation has resulted principally from the acquisition by large industrial manufacturers of many of the leading manufacturers of water purification equipment and filtration products. The resulting entities such as GE Water and Siemens Water Technologies, which are the market leaders in this industry, are significantly larger and have greater financial and other resources available than the smaller companies in the industry such as our Mar Cor Purification business. It remains difficult to assess the long term impact of such consolidation on our business and to project such impact in the future. In addition, this segment has experienced increased pricing pressures in Canada in its resin regeneration business. We believe that our ability to successfully compete in the water purification, filtration and disinfectant market derives from our broad product offerings, our combination in fiscal 2005 of the sales and marketing efforts of our two water purification businesses with our related filtration business to form our Mar Cor Purification business, and the high value and quality of our products and services. We believe that by focusing our efforts principally on the dialysis, pharmaceutical, medical and industrial markets, providing a high level of customer service, and making selective acquisitions, we can continue to grow this segment, despite the continued industry consolidation and pricing pressures.

Research and Development

Research and development expenses (which include continuing engineering costs) increased by $1,018,000 to $5,117,000 in fiscal 2006 from $4,099,000 in fiscal 2005. The majority of our research and development expenses related to our Dyped endoscope reprocessor and specialty filtration products. The increase in research and development expenses in fiscal 2006 compared with fiscal 2005 was primarily due to ongoing research and development on those products.

Environmental Matters

We anticipate that the effects of compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, will not have any material effect on our capital expenditures, earnings or competitive position.

Employees

As of September 18, 2006, we employed 794 persons of whom 617 are located in the United States, 96 are located in Canada, 62 are located in Europe, Africa and the Middle East, and 19 are located in the Far East. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

We have operations in Canada, Europe, Asia and other areas outside of the United States. These operations are conducted through our subsidiaries and involve the same business segments as our domestic operations. For a geographic presentation of revenues and other financial data for the three years ended July 31, 2006, see Note 18 to the Consolidated Financial Statements.

Our foreign operations are subject, in varying degrees, to a number of inherent risks. These risks include, among other things, foreign currency exchange rate fluctuations, exchange controls and currency restrictions, changes in local economic conditions, unsettled political, regulatory or business conditions, and government-sponsored boycotts and tariffs on the Company’s products or services.

Depending on the direction of change relative to the U.S. dollar, foreign currency exchange rate fluctuations can increase or reduce the reported dollar amounts of the Company’s net assets and results of operations. Although net income during fiscal 2006 was favorably impacted as a result of foreign currency movements relative to the U.S. dollar, we cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Available Information

We make available to the public, free of charge, on or through the Investor Relations section of our internet website, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports  as soon as reasonably practicable after we electronically file such materials with the SEC. Our filings are available to the public from commercial document retrieval services, our website and at the SEC’s website at www.sec.gov. Our website address is www.cantelmedical.com. Also available on our website are our Corporate Governance Guidelines, Charters of the Nominating and Governance Committee, Compensation and Stock Option Committee, and Audit Committee, and Code of Business Conduct and Ethics. Information contained on our website is not incorporated by reference into this Report.

Item 1A.                 RISK FACTORS.

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

Our dialyzer reprocessing products are limited to use by centers that choose to clean, sterilize and reuse dialyzers, rather then discard the dialyzers after a single use. Dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing dialyzer reuse compared with single use and such dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Although current public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single use, it is apparent that the market share of single use dialyzers has been increasing during the past five years relative to reuse dialyzers. We believe that approximately 40% of all dialysis centers in the United States currently reuse dialyzers. This compares to approximately 76% reuse reported by the Centers for Disease Control in 2001.

The shift from reuse to single use dialyzers is due in large part to the commitment of Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, to convert all of its reuse dialysis clinics (including newly acquired clinics) to single use facilities. On March 31, 2006, Fresenius acquired RCG, a significant customer of our dialysis reuse products. As Fresenius converts all or substantially all of the dialysis clinics of RCG into single-use facilities, our customer base for dialysis products will continue to decrease. This downward trend has resulted in, and will continue to result in, a decrease in revenues and net income in our dialysis segment. The continued decrease in dialyzer reuse in the United States in favor of single use dialyzers could have a material adverse effect on our business. See “Principal Customers,” “—Competition” and “ Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations.”

The consolidation of dialysis providers has resulted in greater buying power by certain of our customers, which has caused us to reduce the average selling prices of our dialysis products, thereby reducing net sales and profit margins. Such consolidation has also resulted in the loss of dialysate concentrate sales.

There has been an increasing consolidation in the dialysis industry, marked by the acquisition by certain major dialysis chains of smaller chains and independents. Such consolidation of dialysis providers has resulted in greater buying power by certain of our customers, which has caused us to reduce the average selling prices of our dialysis products, thereby reducing net sales and profit margins. The acquisition by DaVita, the second largest dialysis chain in the United States, of Gambro US in October 2005 has had the most significant adverse effect in this regard. In addition, the DaVita and Fresenius acquisitions have resulted in the loss of low margin dialysate concentrate business since Gambro and Fresenius manufacture dialysate concentrate themselves. Consequently, the DaVita and RCG dialysis centers have reduced their purchases of dialysate concentrate from us.

We recently commenced sales and service of our Medivators endoscope reprocessing systems in the United States on a direct basis. There can be no assurance that our direct sales and service program will be successful.

On August 2, 2006, we commenced the sale and service of our Medivators brand endoscope reprocessing products and related accessories and supplies in the United States on a direct basis. Prior to that time, such products were distributed in that territory through Olympus under an exclusive distribution agreement. We decided not to renew the agreement with Olympus based on our belief that it would be in our best long term interests to establish our own direct hospital-based distribution system in the United States. Our decision to sell direct has necessitated the establishment of new field sales and marketing teams and the expenditure of significant start-up amounts. There can be no assurance that our direct sales program will be successful.

Because a significant portion of our Dental segment net sales comes from a few large customers, any significant decrease in sales to these customers could harm our operating results.

The distribution network in the United States dental industry is concentrated, with relatively few distributors of consumables accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of our Dental segment are highly dependent on its relationships with a limited number of large distributors. During fiscal 2006, the top four customers of our Dental segment accounted for approximately 48% of its net sales, with three of such customers each accounting for 10% or more of such segment’s net sales. We are likely to continue to experience a high degree of customer concentration in this segment. We cannot assure you that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure you that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period. Although we do not anticipate that any of customers of the Dental segment will account for more than 10% of our Company-wide net sales on a consolidated basis, the loss or a significant reduction of business from any of the major customers of the Dental segment could adversely affect our results of operations. In addition, because our Dental segment products are sold through third-party distributors, and not directly to end users, we may not be able to control the amount and timing of resources that our distributors devote to our products.

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

Customer acceptance of our products is significantly dependent on our ability to offer products that meet the changing requirements of our customers, including hospitals, industrial laboratories, doctors, dentists, clinics, government agencies and industrial corporations. Any decrease in the level of customer acceptance of our products could have a material adverse effect on our business.

We distribute our products in highly competitive markets.

We distribute substantially all of our products in highly competitive markets that contain many products available from nationally and internationally recognized competitors. Many of these competitors have significantly greater financial, technical and human resources than us and are well-established. In addition, some companies have developed or may be expected to develop technologies or products that could compete with the products we manufacture and distribute or that would render our products obsolete or noncompetitive. In addition, our competitors may achieve patent protection, regulatory approval, or product commercialization that would limit our ability to compete with them. Although we believe that we compete effectively with all of our present competitors in our principal product groups, there can be no assurance that we will continue to do so. These and other competitive pressures could have a material adverse effect on our business.

Currency fluctuations and trade barriers could adversely affect our results of operations.

A portion of our dialysis, dental, endoscope reprocessing, and water purification and filtration products are exported and imported to and from the Far East, Western Europe and Canada, and our business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States and Canada.

Our Canadian subsidiaries purchase a portion of their inventories in United States dollars and sell a significant amount of their products in United States dollars and therefore are exposed to foreign exchange gains and losses upon payment of such payables and the collection of such receivables. Similarly, such United States denominated assets and liabilities must be converted into their functional Canadian currency when preparing their financial statements, which results in foreign exchange gains and losses. Additionally, the results of operations of our Canadian subsidiaries are translated from their functional Canadian currency to United States dollars for purposes of preparing our consolidated financial statements. Therefore, our continuing operations could be materially and adversely affected by fluctuations in the value of the Canadian dollar against the United States dollar or by the imposition of trade barriers, tariff increases or import and export restrictions between the United States and Canada. Moreover, a decrease in the value of the Canadian dollar could result in a corresponding reduction in the United States dollar value of our assets that are denominated in Canadian dollars.

Our growth may be dependent on acquiring new businesses

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

Certain of our businesses are heavily reliant on certain raw materials.

Although there is a diversity of products produced by our dental segment, many of them are made from paper pulp and resin. In addition, many of our products utilize plastic or stainless steel. We are therefore exposed to rising raw material prices with no guarantees that such increases in costs can be passed along to our customers.

As a result of damage caused by recent Hurricane Katrina and Hurricane Rita to many resin suppliers there was a shortage of material in the market for several months during fiscal 2006. However, since we had sufficient resin inventory to meet our requirements we were not adversely affected by the market shortage. Although no market shortage currently exists, there can be no assurance that there will not be resin shortages in the future.

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

The markets for many products we sell, particularly endoscope reprocessing equipment, are subject to changing technology, new product introductions and product enhancements, and evolving industry standards. The introduction or enhancement of products embodying new technology or the emergence of new industry standards could render existing products obsolete or result in short product life cycles. Accordingly, our ability to compete is in part dependent on our ability to continually offer enhanced and improved products.

We may be exposed to product liability claims resulting from the use of products we sell and distribute.

We may be exposed to product liability claims resulting from the products we sell and distribute. We maintain general liability insurance that includes product liability coverage, which we believe is adequate for our businesses. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. A partially or completely uninsured successful claim against us could have a material adverse effect on us.

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

We rely heavily on proprietary technology that we protect primarily through licensing arrangements, patents, trade secrets, and proprietary know-how. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether we are an owner or a licensee of the patent, will not be challenged, rendered unenforceable, invalidated, or circumvented or that the rights will provide a competitive advantage to us. There can also be no assurance that our trade secrets or non-disclosure agreements will provide meaningful protection of our proprietary information. There can also be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us or that our technology will not infringe upon patents or other rights owned by others.

If we are unable to retain key personnel, our business could be adversely affected.

Our success is dependent to a significant degree upon the efforts of key members of our management. Although several key personnel are parties to employment agreements, such agreements cannot assure the continued services of such personnel, and the loss or unavailability of any of them could have a material adverse effect on our business. In particular, Mr. James P. Reilly, our President and Chief Executive Officer, has advised our Board that he will retire upon the expiration of his employment agreement on July 31, 2007. The Board has commenced a search for a successor to Mr. Reilly but there can be no assurance that we will attract and hire a qualified candidate in a timely manner. In addition, our success depends in large part on our ability to attract and retain highly qualified scientific, technical, sales, marketing and other personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the personnel necessary for the development and operation of our businesses.

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

Future issuances of our common stock may affect the market price of our common stock.

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

Item 1B.                 UNRESOLVED STAFF COMMENTS.

None

Item 2.                    PROPERTIES.

Owned Facilities

We own three buildings located on adjacent sites, comprising a total of 16.5 acres of land in Plymouth, a suburb of Minneapolis, Minnesota. The principal facility is a 110,000 square-foot building, used for executive, administrative and sales staff, research operations, manufacturing and warehousing. The second facility is a 65,000 square-foot building used for manufacturing and warehousing. The third facility is a 43,000 square-foot building used primarily for manufacturing and warehouse operations. These facilities are used for our Dialysis, Endoscope Reprocessing, and Therapeutic operating segments as well as a portion of our Water Purification and Filtration operating segment.

We own a 21,000 square-foot building in Heerlen, the Netherlands that serves as our European headquarters and is used as a sales office, manufacturing facility and warehouse. These facilities are used for our Dialysis, Endoscope Reprocessing, and Therapeutic operating segments as well as a portion of our Water Purification and Filtration operating segment.

We own a 63,000 square foot building in Hauppauge, New York, the headquarters for our Crosstex subsidiary, which is used for executive, administrative and sales staff, manufacturing and warehousing for the Dental segment.

Leased Facilities

Our principal leased facilities include the following:

Location	Purpose	Square Footage	Principal Operating Segment
Middletown, PA	Warehouse and distribution hub	31,000	Dialysis
Plymouth, MN	Warehousing	22,000	Various
Hauppauge, NY	Warehousing	40,000	Dental
Sharon, PA*	Manufacturing and warehousing	35,000	Dental
Santa Fe Springs, CA	Manufacturing and warehousing	35,000	Dental
Lawrenceville, GA	Manufacturing and warehousing	40,000	Dental
Burlington, Ontario	Sales and administrative offices, research and engineering, manufacturing, and warehousing	21,600	Water Purification and Filtration
Oakville, Ontario	Warehousing and regeneration plant	9,100	Water Purification and Filtration
Montreal, Quebec	Regeneration plant	4,100	Water Purification and Filtration
Skippack, PA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	22,500	Water Purification and Filtration
Lowell, MA	Sales and administrative offices, manufacturing, warehousing and regeneration plant.	26,000	Water Purification and Filtration
Edmonton, Alberta	Executive, sales and administrative offices, manufacturing and warehousing	11,700	Specialty Packaging (Included in All Other reporting segment)
Little Falls, NJ	Corporate executive offices	8,900	Cantel Medical Corp.

*The facility in Sharon is owned by an entity controlled by three of the former owners of Crosstex (two of whom currently serve as officers of Crosstex).

In addition, we lease office and sales space in Tokyo, Japan; Singapore; Dronfield, England; and Beijing, China that is used for all of our operating segments other than Dental and Specialty Packaging. We lease office, sales and warehouse space in Lienden, the Netherlands, and Osaka, Japan for our Dental segment.

We lease additional space for our Water Purification and Filtration segment in Downers Grove, Illinois; Norcross, Georgia; Manassas Park, Virginia; Florida, New York; Orion Township, Michigan; Parma, Ohio; Raleigh, North Carolina; Homewood, Alabama; Ethridge, Tennessee; and Lakeland, Florida. Both the Illinois and Georgia facilities serve as warehouses and regeneration plants, while the other locations are small storage facilities supporting local service operations.

Net rentals for leased space for fiscal 2006 aggregated approximately $2,245,000 (including net rentals attributable to Crosstex of approximately $768,000) compared with $1,378,000 in fiscal 2005. The fiscal 2006 and 2005 amounts exclude the facilities leased by our discontinued operations.

Item 3.                    LEGAL PROCEEDINGS.

In the normal course of business, we are subject to pending and threatened legal actions. It is our policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

On January 27, 2006, the United States District Court, District of Minnesota, granted Minntech’s Motion for Summary Judgment in the previously reported antitrust lawsuit commenced by HDC Medical, Inc. in November 2003. As a result of the ruling, the complaint against Minntech, a wholly-owned subsidiary of Cantel, has been dismissed. In March 2006, HDC filed a Notice of Appeal with respect to the court’s ruling for Summary Judgment and in April 2006, HDC filed its Brief and Addendum in support of its appeal. Minntech filed its Brief in response to the appeal on May 24, 2006 and HDC submitted a Reply Brief on June 7, 2006. Oral argument before the Eighth Circuit Court of Appeals in St. Louis is scheduled for October 19, 2006. We do not expect the Court to render a decision on HDC’s appeal prior to December 2006.

In July 2006, we received a letter from the “Sellers” of Biolab Equipment Ltd. claiming that the Contingent Payment under the Biolab Stock Purchase Agreement is payable to the Sellers but providing virtually no support for their position. We responded by stating that the claim has absolutely no merit but that a formal analysis with respect to fiscal 2006 could not be provided until the completion of our year-end financial statements. In October 2006, the Sellers sent a letter to us claiming that the Contingent Payment, as well as related incentive compensation payments to two of the Sellers under their employment agreements, has been fully earned. Although the Sellers provided an analysis purportedly supporting their position, we believe that the analysis is erroneous and the claim has no merit whatsoever.  We advised the Sellers of our position and within the next few weeks will deliver to the Sellers the formal calculations required under the terms of the Stock Purchase Agreement. Although we hope that this matter will be dropped following the Sellers’ receipt of such calculations, there can be no assurance in that regard. If we cannot amicably resolve this matter, the Sellers can commence an arbitration proceeding under the terms of the Stock Purchase Agreement. The maximum Contingent Payment and incentive compensation that could be earned under the Stock Purchase Agreement and related employment agreements of two of the Sellers (one of whom remains an employee of the Company) are approximately $3,000,000 and $600,000, respectively.

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote during the three months ended July 31, 2006.

PART II

Item 5.                                                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock trades on the New York Stock Exchange under the symbol “CMN.”

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the New York Stock Exchange.

	HIGH	LOW

Year Ended July 31, 2006
First Quarter	$22.10	$17.55
Second Quarter	20.18	16.81
Third Quarter	17.85	14.40
Fourth Quarter	15.17	13.07

Year Ended July 31, 2005
First Quarter	$18.17	$13.67
Second Quarter	25.11	14.09
Third Quarter	32.16	23.58
Fourth Quarter	30.95	15.15

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

On September 18, 2006, the closing price of our Common Stock was $13.99 and we had 383 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in “street name” for more than one beneficial owner.

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

The first purchase under our repurchase program occurred on April 19, 2006. Through July 31, 2006, we had completed the repurchase of 303,000 shares under the repurchase program.

The following table summarizes the repurchase of Common Stock under the repurchase program during fiscal 2006:

		Total Number	Maximum Number Of Shares
	Average Price	Of Shares	That May Yet Be Purchased
Month	Paid Per Share	Purchased	Under The Program
April	$14.63	123,300	376,700
May	$14.09	43,800	332,900
June	$13.69	110,400	222,500
July	$14.30	25,500	197,000
		303,000

Through September 18, 2006, we had completed the purchase of 349,600 shares under the repurchase program at a total average price per share of $14.14. Therefore, at September 18, 2006, the maximum number of shares that may be purchased under the program are 150,400 shares.

Item 6.                    SELECTED CONSOLIDATED FINANCIAL DATA.

The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. Minntech is reflected in the Consolidated Statements of Income Data for fiscal 2006, 2005, 2004 and 2003, and the portion of fiscal 2002 subsequent to its acquisition on September 7, 2001. Biolab and Mar Cor are reflected in the Consolidated Statements of Income Data for fiscal 2006, 2005 and 2004. Dyped and Saf-T-Pak are reflected in the Consolidated Statements of Income Data for fiscal 2006, 2005 and the portion of fiscal 2004 subsequent to their acquisitions on September 12, 2003 and June 1, 2004, respectively. Crosstex is reflected in the Consolidated Statements of Income Data for fiscal 2006. Biolab, Mar Cor, Dyped, Saf-T-Pak and Crosstex are not reflected in the results of operations for all other periods presented. Carsen is reflected as a discontinued operation for all years presented.

Consolidated Statements of Income Data
(Amounts in thousands, except per share data)

	Year Ended July 31,
	2006	2005	2004	2003	2002

Net sales	$192,179	$137,157	$123,041	$93,952	$87,141
Cost of sales	122,963	83,276	78,103	57,650	51,889
Gross profit	69,216	53,881	44,938	36,302	35,252
Income from continuing operations before interest expense and income taxes	15,344	14,322	9,844	7,915	8,546
Interest expense, net	3,393	940	1,497	1,281	1,610
Income from continuing operations before income taxes	11,951	13,382	8,347	6,634	6,936
Income taxes	5,298	5,487	3,470	2,214	2,167
Income from continuing operations	6,653	7,895	4,877	4,420	4,769
Income from discontinued operations, net of tax	10,268	7,610	5,777	3,490	2,383
Gain on disposal of discontinued operations, net of tax	6,776	—
Net income	$23,697	$15,505	$10,654	$7,910	$7,152

Earnings per common share:
Basic: (1)
Continuing operations	$0.43	$0.53	$0.34	$0.32	$0.36
Discontinued operations	0.66	0.52	0.41	0.25	0.18
Gain on disposal of discontinued operations	0.44	—	—	—	—
Net income	$1.53	$1.05	$0.75	$0.57	$0.54
Diluted: (1)
Continuing operations	$0.41	$0.49	$0.32	$0.30	$0.33
Discontinued operations	0.63	0.47	0.38	0.24	0.16
Gain on disposal of discontinued operations	0.42	—	—	—	—
Net income	$1.46	$0.96	$0.70	$0.54	$0.49
Weighted average number of common and common equivalent shares: (1)
Basic	15,471	14,830	14,188	13,901	13,323
Diluted	16,276	16,208	15,244	14,773	14,571

Consolidated Balance Sheets Data

(Amounts in thousands, except per share data)

	July 31,
	2006	2005	2004	2003	2002

Total assets	$238,227	$165,279	$146,726	$109,810	$107,814
Current assets	82,448	94,490	73,943	61,930	58,138
Current liabilities	39,097	43,475	27,208	18,287	20,314
Working capital	43,351	51,015	46,735	43,643	37,824
Long-term debt	34,000	—	22,000	17,750	25,750
Stockholders’ equity	140,805	108,626	86,511	70,182	57,911
Book value per outstanding common share (1)	$9.14	$7.24	$5.92	$5.03	$4.19
Common shares outstanding (1)	15,399	15,005	14,612	13,964	13,832

(1)          Per share and share amounts have been adjusted to reflect three-for-two stock splits effected in the form of 50% stock dividends paid in each of January 2005 and May 2002.

Item 7.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Cantel Medical Corp. (“Cantel”). The MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes. Our MD&A includes the following sections:

Overview provides a brief description of our business and a summary of significant activity that has affected or may affect our results of operations and financial condition.

Results of Operations provides a discussion of the consolidated results of continuing operations for fiscal 2006 compared with fiscal 2005, and fiscal 2005 compared with fiscal 2004.

Liquidity and Capital Resources provides an overview of our working capital, cashflows, contractual obligations, financing, significant distribution agreements and foreign currency hedging activities.

Critical Accounting Policies provides a discussion of our accounting policies that require critical judgments, assumptions and estimates.

Overview

Cantel is a leading provider of infection prevention and control products in the healthcare market, specializing in the following operating segments:

•                  Dialysis: Medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis.

•                  Dental: Single-use, infection control products used principally in the dental market including face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups, sterilization pouches and disinfectants.

•                  Endoscope Reprocessing: Medical device reprocessing systems and sterilants/disinfectants for endoscopy.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech and other industrial markets.

•                  Therapeutic Filtration: Hollow fiber membrane filtration and separation technologies for medical applications. (Included in All Other reporting segment)

•                  Specialty Packaging: Specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. (Included in All Other reporting segment)

Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

On July 31, 2006, our wholly-owned subsidiary Carsen Group Inc. (“Carsen”) closed the sale of substantially all of its assets to Olympus America Inc. and certain of its affiliates (collectively, “Olympus”) under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus. Olympus purchased substantially all of Carsen’s assets other than those related to Carsen’s Medivators business and certain other smaller product lines. Following the closing, Olympus hired substantially all of Carsen’s employees and took over Carsen’s Olympus-related operations (as well as the operations related to the other acquired product lines). The transaction resulted in an after-tax gain of approximately $6,776,000 and was recorded separately on the Consolidated Statements of Income as gain on disposal of discontinued operations, net of tax. In connection with the transaction, Carsen’s Medivators-related assets as well as certain of its other assets that were not acquired by Olympus were sold to our new Canadian distributor of Medivators products.

As a result of the foregoing transaction, which coincided with the expiration of Carsen’s exclusive distribution agreements with Olympus on July 31, 2006, Carsen no longer has any remaining product lines or active business operations.

The businesses of Carsen, previously reported in the Endoscopy and Surgical, Endoscope Reprocessing and All Other reporting segments, are reflected as a discontinued operation in our Consolidated Financial Statements and have been excluded from segment results for all periods presented. Net sales, cost of sales, operating expenses, interest expense and income taxes attributable to Carsen’s operations have been aggregated into a single line, income from discontinued operations, net of tax, on the Consolidated Statements of Income. Additionally, the assets and liabilities related to the discontinued operations have been segregated from continuing operations in the Consolidated Balance Sheets. Prior to being reported as discontinued operations, fiscal 2006 net sales and operating income of Carsen accounted for approximately 25.3% and 53.3% of our fiscal 2006 consolidated net sales and operating income, respectively.

Further information regarding our discontinued operations is included in Note 5 to the Consolidated Financial Statements and elsewhere in this MD&A.

Significant Activity

(i)                                                        The Olympus distribution agreements with Carsen, as well as Carsen’s active business operations, terminated on July 31, 2006, as more fully described elsewhere in this MD&A, “Business — Termination of Carsen’s Distribution Agreement,” “Business — Risk Factors” and Note 5 to the Consolidated Financial Statements.

(ii)                                                     As a result of our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006, we commenced the sale and service of our Medivators brand endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables through our own United States field sales and service organization on August 2, 2006, as more fully described elsewhere in this MD&A, “Business – Reporting Segments –Endoscope Reprocessing.” and “Business – Risk Factors.”

(iii)                                                  The dialysis industry has been undergoing significant consolidation which has adversely impacted the average selling price of some of our dialysis products and may continue to adversely affect our business, as more fully described elsewhere in this MD&A, in “Business – Competition” and in “Business - Risk

Factors.”

(iv)                                                 On August 1, 2005, which is the beginning of our fiscal 2006, we acquired Crosstex International Inc. (“Crosstex”), as more fully described in “Business – Reporting Segments – Dental” and Note 3 to the Consolidated Financial Statements.

(v)                                                    In conjunction with the Crosstex acquisition, we amended and restated our United States credit facilities on August 1, 2005, as more fully described elsewhere in this MD&A and in Notes 3 and 9 to the Consolidated Financial Statements.

(vi)                                                 A stronger Canadian dollar against the United States dollar impacted our results of operations during fiscal 2006 compared with fiscal 2005, as more fully described elsewhere in this MD&A. The increase in value was approximately 7.7% for fiscal 2006 compared with fiscal 2005, based upon average exchange rates reported by banking institutions.

(vii)                                              A weaker euro against the United States dollar impacted our results of operations during fiscal 2006, compared with fiscal 2005, as more fully described elsewhere in this MD&A. The decrease in value was approximately 3.8% for fiscal 2006 compared with fiscal 2005, based upon average exchange rates reported by banking institutions.

(viii)                                           On May 1, 2006, we acquired certain of the assets and assumed certain of the liabilities of Fluid Solutions, Inc. as more fully described in “Business — Recent Developments” and Note 3 to the Consolidated Financial Statements.

Results of Operations

The results of operations reflect the continuing operating results of Cantel and its wholly-owned subsidiaries, but exclude the operating results of Carsen.

Since the Crosstex acquisition occurred on August 1, 2005, Crosstex is reflected in our results of operations for fiscal 2006, and is not reflected in our results of operations for fiscal 2005 and fiscal 2004. Certain distribution and warehouse expenses of Crosstex have been reclassified from amounts previously reported in our quarterly Form 10-Q’s to conform with the accounting policies of Cantel which require such costs to be classified as cost of sales. These reclassifications affect cost of sales, gross profit and selling expenses of our Dental segment, and therefore our consolidated amounts.

For fiscal 2006 compared with fiscal 2005, discussion herein of our pre-existing business refers to all of our reporting segments with the exception of Dental (since this entire reporting segment is related to the Crosstex acquisition) as well as the discontinued operations of Carsen.

Since the Saf-T-Pak acquisition occurred on June 1, 2004, Saf-T-Pak is reflected in our results of operations for fiscal 2006, fiscal 2005 and for the last two months of fiscal 2004. The acquisition of Saf-T-Pak added the Specialty Packaging operating segment, which is included in the

All Other reporting segment.

For fiscal 2005 compared with fiscal 2004, discussion herein of our pre-existing business refers to the Dialysis, Endoscope Reprocessing, and Water Purification and Filtration reporting segments and the Therapeutic Filtration operating segment, which is included in the All Other reporting segment, but excludes the impact of the Saf-T-Pak acquisition as well as the discontinued operations of Carsen.

The following table gives information as to the net sales from continuing operations and the percentage to the total net sales from continuing operations for each of our reporting segments.

	Year Ended July 31,
	2006		2005		2004
	(Dollar Amounts in thousands)
	$	%	$	%	$	%

Dialysis	$58,908	30.7	$65,457	47.7	$60,810	49.4
Dental	54,293	28.3	—	—	—	—
Water Purification and Filtration	36,356	18.9	29,123	21.2	29,718	24.2
Endoscope Reprocessing	30,403	15.8	28,677	20.9	24,726	20.1
All Other	12,219	6.3	13,900	10.2	7,787	6.3
	$192,179	100.0	$137,157	100.0	$123,041	100.0

Fiscal 2006 compared with Fiscal 2005

Net sales

Net sales increased by $55,022,000, or 40.1%, to $192,179,000 in fiscal 2006 from $137,157,000 in fiscal 2005. Net sales of our pre-existing business increased by $729,000, or 0.5%, to $137,886,000 for fiscal 2006 compared with fiscal 2005. Net sales contributed by our Dental segment in fiscal 2006 were $54,293,000.

Net sales were positively impacted in fiscal 2006 compared with fiscal 2005 by approximately $485,000 due to the translation of Canadian dollar net sales primarily of our Water Purification and Filtration operating segment using a stronger Canadian dollar against the United States dollar.

In addition, net sales were negatively impacted in fiscal 2006 compared with fiscal 2005 by approximately $481,000 due to the translation of Euro net sales primarily of our Dialysis operating segment using a weaker euro against the United States dollar.

Increases in selling prices of our products did not have a significant effect on net sales in fiscal 2006. However, as discussed below, we experienced a reduction in our dialysis net sales and profit margins in fiscal 2006 due to reduced average selling prices attributable to the Davita/Gambro US acquisition.

The increase in net sales of our pre-existing business in fiscal 2006 was principally attributable to increases in sales of water purification and filtration products and services and endoscope reprocessing products and services. These increases in net sales were partially offset by decreases in sales of dialysis products and therapeutic products.

The increase in sales of water purification and filtration products and services of $7,233,000, or 24.8%, in fiscal 2006 compared with fiscal 2005 was primarily due to increased demand in North America for our water purification and filtration equipment, and was partially attributable to the restructuring, strengthening, and consolidation of our sales and marketing organization. Additionally, we acquired certain of the assets and assumed certain of the liabilities of Fluid Solutions, Inc. on May 1, 2006 which resulted in approximately $1,500,000 of incremental net sales in fiscal 2006.

The increase in sales of endoscope reprocessing products and services of 6.0% in fiscal 2006 compared with fiscal 2005 was primarily due to an increase in demand for our endoscope disinfection equipment, disinfectants and product service both in the United States and internationally. The increase in demand for our disinfectants and product service is attributable to the increased field population of equipment (including our Dyped endoscope disinfection equipment in Europe) and our ability to convert users of competitive disinfectants to our products.

Sales of dialysis products and services decreased by 10.0% in fiscal 2006 compared with fiscal 2005 primarily due to a decrease in demand from domestic and international customers for dialysate concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) and Renatron dialyzer reprocessing equipment both in the United States and internationally, and lower average selling prices for Renatron equipment and Renalin sterilant due to increased sales to large national chains that typically receive more favorable pricing. Partially offsetting the decrease in sales of dialysis products and services was an increase of approximately $1,512,000 in net sales as a result of shipping and handling fees, such as freight, invoiced to customers during fiscal 2006 (related costs of a similar amount are included within cost of sales). During fiscal 2005, two of our largest customers were responsible for transportation related to the products they purchased from us; in fiscal 2006, these two customers requested that we undertake and invoice them for such transportation.

The dialysis industry has been undergoing significant consolidation through the acquisition by certain major dialysis chains of smaller chains and independents. In October 2005, DaVita Inc. (“DaVita”), the second-largest dialysis chain in the United States, acquired Gambro AB’s United States dialysis clinic business, Gambro Healthcare, Inc. (“Gambro US”). DaVita and Gambro US are significant customers of our dialysis reuse products and accounted for approximately 25% of our dialysis net sales during fiscal 2006. The DaVita/Gambro US acquisition has resulted in greater buying power for the larger resulting entity and thereby a reduction in our net sales and profit margins due to reduced average selling prices of our dialyzer reprocessing products.

In addition, on March 31, 2006, Fresenius Medical Care (“Fresenius”), the largest dialysis chain in the United States and a provider of single-use dialyzer products, announced the closing of its acquisition of Renal Care Group, Inc. (“RCG”). RCG has been a significant customer of our dialysis reuse products. Combined net sales of Fresenius and RCG accounted for approximately 18.6% of our dialysis net sales during fiscal 2006. We anticipate Fresenius will convert all or substantially all of the dialysis clinics of RCG into single-use facilities, which will adversely affect our sales of dialysis products. Given the uncertainty of the post-acquisition operating strategies for Fresenius/RCG, we are currently unable to determine the timing and impact on our future sales of dialysis products and services. In addition, the DaVita and Fresenius acquisitions have resulted in the loss of low margin dialysate concentrate business since Gambro and Fresenius manufacture dialysate concentrate themselves. Consequently, the DaVita and RCG dialysis centers have reduced their purchases of dialysate concentrate from us.

Net sales contributed by the Therapeutic Filtration operating segment were $7,012,000, a decrease of $1,804,000, or 20.5% in fiscal 2006 compared with fiscal 2005. This decrease in sales was primarily due to reduced sales in the United States of pediatric filters, manufactured by us on an OEM basis for a single customer’s hydration system, due to a voluntary recall of the system (unrelated to our product) by such customer. We anticipate that sales to the manufacturer will recommence in the near future. The reduction was also due to decreases in demand for our hemoconcentrator products (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) and hemofilter products (a product that performs a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis), both in the United States and internationally.

Gross profit

Gross profit increased by $15,335,000, or 28.5%, to $69,216,000 in fiscal 2006 from $53,881,000 in fiscal 2005. Gross profit of our pre-existing business decreased by $2,857,000, or 5.3%, to $51,024,000 in fiscal 2006 compared with fiscal 2005. Gross profit contributed by our Dental segment in fiscal 2006 was $18,192,000.

Gross profit as a percentage of net sales was 36.0% in fiscal 2006 compared with 39.3% in fiscal 2005. Gross profit as a percentage of net sales of our pre-existing business in fiscal 2006 was 37.0%. Gross profit as a percentage of net sales for our Dental segment in fiscal 2006 was 33.5%, which was adversely impacted by a $658,000 one-time purchase accounting charge related to our Dental segment’s inventory during the three months ended October 31, 2005. Excluding this one-time charge, gross profit as a percentage of net sales for our Dental segment in fiscal 2006 was 34.7%.

The lower gross profit percentage from our pre-existing business in fiscal 2006 as compared with fiscal 2005 was primarily attributable to a lower gross profit percentage on our dialysis products due to lower average selling prices on dialysate concentrate, Renatron equipment and sterilants principally as a result of increased sales to large national chains that typically receive more favorable pricing, unfavorable overhead absorption associated with the decrease in sales to domestic and international customers, and higher distribution costs. Additionally, gross profit percentage for fiscal 2006 was adversely impacted by the sale of some large water purification and filtration systems at lower than normal margins.

With respect to the reduction in gross profit (as opposed to gross profit percentage), the loss in gross profit attributable to decreases in net sales as explained above, as well as the aforementioned reasons for the reduction in gross profit percentage, constitute the most significant factors in the decrease in gross profit.

Operating expenses

Selling expenses increased by $3,264,000, or 21.4%, to $18,530,000 in fiscal 2006 from

$15,266,000 in fiscal 2005 principally due to the inclusion of $2,496,000 of our Dental segment’s selling expenses; the initial cost of $806,000 to develop our endoscope reprocessing direct sales and service network as a result of our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006, as more fully described elsewhere is this MD&A; an increase in salary expense of approximately $230,000 in our Specialty Packaging operating segment primarily for the increase in our sales and marketing personnel; the recording of $141,000 of stock-based compensation expense in fiscal 2006; and the translation of Canadian expenses in our Water Purification and Filtration and Specialty Packaging segments using a stronger Canadian dollar against the United States dollar which resulted in an additional $107,000 of selling expenses. Partially offsetting the increase in selling expenses were decreases in sales and marketing personnel and commissions in our dialysis reporting segment in response to the consolidation of the dialysis industry since an increasing percentage of sales of our dialysis products are to major dialysis chains as compared to small chains and independent dialysis clinics.

Selling expenses as a percentage of net sales were 9.6% in fiscal 2006 compared with 11.1% in fiscal 2005. The decrease in selling expenses as a percentage of net sales was primarily attributable to the inclusion of the lower selling cost structure of our Dental segment (which such selling expenses as a percentage of our Dental segment net sales were 4.6% in fiscal 2006) and decreases in sales and marketing personnel and commissions in our Dialysis reporting segment in response to the consolidation of the dialysis industry, partially offset by the initial cost of $806,000 to develop our endoscope reprocessing direct field sales and service organization.

General and administrative expenses increased by $10,031,000, or 49.7%, to $30,225,000 in fiscal 2006 from $20,194,000 in fiscal 2005 principally due to the inclusion of $7,779,000 of our Dental segment’s general and administrative expenses (which such expenses include $2,960,000 of amortization associated with intangible assets); the recording of $845,000 of stock-based compensation expense in fiscal 2006; $345,000 in incentive compensation during the three months ended October 31, 2005 directly related to the Crosstex acquisition; the translation of Canadian expenses in our Water Purification and Filtration and Specialty Packaging segments using a stronger Canadian dollar against the United States dollar which resulted in an additional $191,000 of general and administrative expenses; $160,000 in debt financing costs during the three months ended October 31, 2005 related to our amended and restated credit facilities; and the inclusion of $135,000 of Fluid Solution’s general and administrative expenses for the three month period subsequent to the May 1, 2006 acquisition.

General and administrative expenses as a percentage of net sales were 15.7% in fiscal 2006 compared with 14.7% in fiscal 2005. The increase in general and administrative expenses as a percentage of net sales was primarily attributable to the aforementioned factors.

Research and development expenses (which include continuing engineering costs) increased by $1,018,000 to $5,117,000 in fiscal 2006 from $4,099,000 in fiscal 2005. The majority of our research and development expenses related to our Dyped endoscope reprocessor and specialty filtration products. The increase in research and development expenses in fiscal 2006 compared with fiscal 2005 was primarily due to ongoing research and development on those products.

Interest

In fiscal 2006, interest expense increased by $2,786,000 to $4,232,000 from $1,446,000 in fiscal 2005 primarily due to the significant increase in average outstanding borrowings as a result of financing a portion of the purchase price of the August 1, 2005 acquisition of Crosstex.

Interest income increased by $333,000 to $839,000 in fiscal 2006 from $506,000 in fiscal 2005 primarily due to an increase in average interest rates in fiscal 2006 and a higher average cash balance.

Income from continuing operations before taxes

Income from continuing operations before income taxes decreased by $1,431,000 to $11,951,000 in fiscal 2006 from $13,382,000 in fiscal 2005.

Income taxes

The consolidated effective tax rate was 44.3% and 41.0% for fiscal 2006 and 2005, respectively.

We have provided income tax expense for our United States operations at the statutory tax rate; however, actual payment of U.S. Federal income taxes reflects the benefits of the utilization of the remaining Federal net operating loss carryforwards (“NOLs”) accumulated in the United States. Our NOLs were fully utilized during the three months ended October 31, 2005.

Our results of continuing operations for fiscal 2006 and 2005 also reflect income tax expense for our international subsidiaries at their respective statutory rates. Such international subsidiaries include our subsidiaries in Canada and Japan, which had effective tax rates in fiscal 2006 of approximately 49.2% and 47.9%, respectively. A partial income tax benefit was recorded in fiscal 2006 on the losses from operations at our Netherlands subsidiary.

The higher overall effective tax rate for fiscal 2006 compared with fiscal 2005 is principally due to the geographic mix of pretax income, an increase in the statutory United States tax rate to 35% from 34%, an increase in our overall state income tax rate to approximately 8% from 6% due to the Crosstex acquisition, losses related to our Netherlands operation for which only a partial income tax benefit was recorded and stock-based compensation during fiscal 2006 for which only a partial income tax benefit was recorded (including our Canadian operations which no tax benefit was recorded), partially offset by the domestic production deduction resulting from the American Jobs Creation Act of 2004.

Stock-Based Compensation

On August 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) using the modified prospective method for the transition. Under the modified prospective method, stock-based compensation expense will be recognized for any option grant or stock award granted on or after August 1, 2005, as well as the unvested portion of stock options granted prior to August 1, 2005, based upon the award’s fair value. For fiscal 2005 and earlier periods, we have accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant.

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statement of Income in fiscal 2006:

Year Ended
July 31, 2006

Cost of sales	$50,000
Operating expenses:
Selling	141,000
General and administrative	845,000
Research and development	20,000
Total operating expenses	1,006,000
Discontinued operations	122,000
Stock-based compensation before income taxes	1,178,000
Income tax benefits	(248,000)
Total stock-based compensation expense, net of tax	$930,000

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options was $651,000 at July 31, 2006 with a remaining weighted average period of 18 months over which such expense is expected to be recognized.

For the year ended July 31, 2006, we recorded stock-based compensation expense in the amount of $1,178,000 (which decreased both basic and diluted earnings per share from net income by $0.06) with a corresponding increase to additional capital, partially offset by the related income tax benefits of $248,000 (which pertain to options that do not qualify as incentive stock options) with a corresponding increase in long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities).

If certain criteria are met when an option is exercised, the Company is allowed a deduction on our income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. In fiscal 2006, option exercises resulted in income tax deductions that reduced income taxes payable by $1,166,000.

At July 31, 2005 (prior to the adoption of SFAS 123R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Beginning August 1, 2005, we changed our cash flow presentation in accordance with SFAS 123R, which requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. In fiscal 2006, $787,000 in excess tax benefits were shown as financing cash flows in our Consolidated Statement of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense (including tax benefits on stock compensation expense that has only been reflected in the pro forma disclosures) which was determined based upon the award’s fair value.

In fiscal 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to certain executive officers and other employees (67 individuals in total) under our 1997 Employee Stock Option Plan. Such options had exercise prices greater than $16.85, the closing price on June 24, 2005, the date that our Board of Directors authorized such acceleration. Options to purchase 759,650 shares of common stock (of which approximately 577,500 shares are subject to options held by executive officers) were subject to this acceleration. All other terms and conditions of the options remain in effect. Options held by non-employee directors were not included in the acceleration. Because these options had exercise prices in excess of the market value of Cantel common stock on June 24, 2005, and therefore were not fully achieving our original objectives of incentive compensation and employee retention, we expect the acceleration may have a positive effect on employee morale, retention and perception of option value. The acceleration eliminated any future compensation expense we would otherwise recognize in our income statement with respect to these options with the August 1, 2005 implementation of SFAS 123R. The compensation expense, after tax, related to this acceleration totaled approximately $3,400,000. If such acceleration did not occur, we would have recognized additional compensation expense, net of tax, of approximately $1,300,000, $1,300,000, $600,000 and $200,000 in fiscal 2006, 2007, 2008 and 2009, respectively, based on the fair value of the options granted at grant date over the original vesting period.

Fiscal 2005 compared with Fiscal 2004

Net sales

Net sales increased by $14,116,000, or 11.5%, to $137,157,000 in fiscal 2005 from $123,041,000 in fiscal 2004. Net sales of our pre-existing business increased by $9,701,000, or 7.9%, to $132,073,000 for fiscal 2005 from $122,372,000 in fiscal 2004. Net sales contributed by Saf-T-Pak in fiscal 2005 and the last two months of fiscal 2004 were $5,084,000 and $669,000, respectively.

Net sales were positively impacted in fiscal 2005 compared with fiscal 2004 by approximately $722,000 due to the translation of Canadian net sales of our Water Purification and Filtration reporting segment using a stronger Canadian dollar against the United States dollar.

In addition, net sales were positively impacted in fiscal 2005 compared with fiscal 2004 by approximately $732,000 due to the translation of our Netherlands subsidiary net sales using a stronger euro against the United States dollar. The majority of the net sales of our Netherlands subsidiary are included in the Dialysis reporting segment.

Increases in selling prices of our products did not have a significant effect on net sales in fiscal 2005.

The increase in net sales of our pre-existing business in fiscal 2005 was principally attributable to increases in sales of endoscope reprocessing products and services, dialysis products and therapeutic products. These increases in net sales were partially offset by a small decrease in sales of water purification and filtration products.

The increase in sales of endoscope reprocessing products and services of 16.0% in fiscal 2005 compared with fiscal 2004 was primarily due to an increase in sales of disinfectants, consumables and product service, both in the United States and internationally. The increase in sales of these products can be attributed to the increased field population of equipment (including our

Dyped endoscope disinfection equipment in Europe) and our ability to convert users of competitive disinfectants to our products.

Sales of dialysis products and services increased by 7.6% in fiscal 2005 as compared with fiscal 2004 primarily due to an increase in customer demand in the United States and by an international customer for dialysate concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) and an increase in domestic demand for dialysis supplies. Partially offsetting the increase in sales were lower average selling prices for our Renalin (sterilant) product due to increased sales to large national chains that typically receive lower prices.

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

Sales in the All Other reporting segment increased 78.5% in fiscal 2005 compared with fiscal 2004. Net sales contributed by the Specialty Packaging operating segment in fiscal 2005 were $5,084,000, an increase of $4,415,000 compared with the last two months of fiscal 2004 subsequent to the date of the acquisition. Net sales contributed by the Therapeutic Filtration operating segment were $8,816,000, an increase of $1,698,000, or 23.9%, in fiscal 2005 compared with fiscal 2004. The increase in sales of therapeutic products was primarily due to an increase in customer demand for our pediatric filters in the United States and domestic and international demand for our hemofilters (a device that performs a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis).

Sales of water purification and filtration products and services decreased by 2.0% in fiscal 2005 compared with fiscal 2004 primarily due to the recognition of certain large low margin water purification equipment sales during fiscal 2004, which orders had been accepted prior to the acquisition of Biolab. After the acquisition was completed, we made a decision not to sell our water purification equipment at such a low margin, thereby resulting in lower (but more profitable) sales. Partially offsetting this decrease were increases in demand for our water filtration products in the United States and international sales of our new Minncare Dry Fog disinfection system.

Gross profit

Gross profit increased by $8,943,000, or 19.9%, to $53,881,000 in fiscal 2005 from $44,938,000 in fiscal 2004. Gross profit of our pre-existing business increased by $6,178,000, or 13.9%, to $50,782,000 in fiscal 2005 from $44,604,000 in fiscal 2004. Gross profit contributed by Saf-T-Pak in fiscal 2005 and the last two months of fiscal 2004 were $3,099,000 and $334,000, respectively.

Gross profit as a percentage of net sales was 39.3% in fiscal 2005, compared with 36.5% in fiscal 2004. Gross profit as a percentage of net sales of our pre-existing business in fiscal 2005 was 38.4%, compared with 36.4% in fiscal 2004. Gross profit as a percentage of net sales for Saf-T-Pak in fiscal 2005 and fiscal 2004 was 61.0% and 49.9%, respectively.

The higher gross profit percentage from our pre-existing business in fiscal 2005 as compared with fiscal 2004 was primarily attributable to improved overhead absorption due to increased sales volume as well as favorable sales mix in our Endoscope Reprocessing and Therapeutic Filtration reporting segments. Partially offsetting these increases in gross profit percentage was a lower gross profit percentage on our dialysis products due to sales mix (as we sold more dialysate concentrate products) and a lower average selling price on dialysate concentrate as a result of increased sales to large national chains that typically receive lower prices.

The favorable Canadian dollar exchange rates lowered the cost of inventory purchased from suppliers in the United States by our Canadian division of our Water Purification and Filtration operating segment, and therefore decreased cost of sales and increased gross profit, by approximately $178,000 in fiscal 2005 compared with fiscal 2004. In addition, gross profit was positively impacted in fiscal 2005 compared with fiscal 2004 by approximately $263,000 due to the translation of gross profit using a stronger Canadian dollar against the United States dollar (which also impacts net sales and therefore has no impact on gross profit as a percentage of net sales). Similarly, gross profit was positively impacted in fiscal 2005 compared with fiscal 2004 by approximately $143,000 due to the translation of our Netherlands subsidiary gross profit using a stronger euro against the United States dollar.

Operating expenses

Selling expenses increased by $720,000 to $15,266,000 in fiscal 2005 from $14,546,000 in fiscal 2004 principally due to the inclusion of an additional $630,000 of Saf-T-Pak’s selling expenses for fiscal 2005 as compared with the last two months of fiscal 2004 and increases in commissions and incentive compensation (except in our Dialysis reporting segment) due to improved operating results. Partially offsetting the increase in selling expenses were decreases in sales and marketing personnel and commissions in our dialysis reporting segment in response to the consolidation of the dialysis industry since an increasing percentage of our sales of our dialysis products are to major dialysis chains as compared to small chains and independent dialysis clinics.

Selling expenses as a percentage of net sales were 11.1% in fiscal 2005 compared with 11.8% in fiscal 2004. The decrease in selling expenses as a percentage of net sales was primarily attributable to the favorable impact of increased net sales against the fixed component of selling expenses, and decreases in sales and marketing personnel and commissions in our dialysis reporting segment in response to the consolidation of the dialysis industry.

General and administrative expenses increased by $3,858,000 to $20,194,000 in fiscal 2005 from $16,336,000 in fiscal 2004 principally due to the inclusion of an additional $1,077,000 of Saf-T-Pak’s general and administrative expenses for fiscal 2005 as compared with the last two months of fiscal 2004; increased accounting and consulting costs of approximately $696,000 relating to corporate governance (Sarbanes Oxley compliance) and the annual audit of our financial statements; an increase in incentive compensation of approximately $843,000; an increase of approximately $430,000 due to additional executive personnel; and the translation of Canadian expenses relating to our Water Purification and Filtration segment using a stronger Canadian dollar against the United States dollar which resulted in an additional $103,000 of general and administrative expenses. Partially offsetting these increases was a decrease in bad debt expense due to the collection of several delinquent receivables and a $295,000 provision for legal claims recorded during fiscal 2004.

Research and development expenses (which include continuing engineering costs) decreased by $113,000 to $4,099,000 in fiscal 2005 from $4,212,000 in fiscal 2004. The majority of research and development expenses for fiscal 2005 and fiscal 2004 related to the Dyped endoscope reprocessor and specialty filtration products.

Interest

In fiscal 2005, interest expense decreased by $300,000 to $1,446,000 from $1,746,000 in fiscal 2004, principally due to the decrease in average outstanding borrowings, partially offset by an increase in average interest rates. Interest income increased by $325,000 to $506,000 in fiscal 2005 from $181,000 in fiscal 2004, principally due to an increase in cash available for short-term investments.

Income from continuing operations before taxes

Income from continuing operations before income taxes increased by $5,035,000 to $13,382,000 in fiscal 2005 from $8,347,000 in fiscal 2004.

Income taxes

The consolidated effective tax rate was 41.0% and 41.6% for fiscal 2005 and 2004, respectively.

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

Our results of operations for fiscal 2005 and 2004 also reflect income tax expense for our international subsidiaries at their respective statutory rates. Such international subsidiaries include our subsidiaries in Canada, and Japan, which had effective tax rates during fiscal 2005 of approximately 35.3% and 45.0%, respectively. In fiscal 2005 and 2004, our Netherlands subsidiary had an overall loss (primarily due to research and development expenses attributable to the Dyped product line) for which no corresponding tax benefit was recorded. As a result, our consolidated effective tax rate of 41.0% is higher than our United States and Canadian effective tax rates.

Liquidity and Capital Resources

Working capital

At July 31, 2006, our working capital was $43,351,000, compared with $51,015,000 at July 31, 2005. This decrease was primarily due to the use of cash to repay $46,050,000 of our outstanding borrowings during fiscal 2006, most of which had been classified as long-term debt during the year. The funds utilized to repay such debt came principally from proceeds from the disposal of the discontinued operations as well as earnings from our continuing operations. Partially offsetting these items was the acquisition of Crosstex, which contributed $9,752,000 in working capital at August 1, 2005, the date of acquisition (such Crosstex net assets were reduced by $3,667,000 at July 31, 2006 due to the recording of an earnout payable to the former Crosstex sellers.)

Cash flows from operating activities

Net cash provided by operating activities was $22,061,000, $24,773,000 and $19,544,000 for fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation and amortization, stock-based compensation expense, gain on sale of discontinued operations and deferred income taxes), and decreases in accounts receivable (due to a decrease in net sales primarily in our Dialysis segment), partially offset by an increase in inventories (due to timing of sales) and a decrease in  assets and liabilities of discontinued operations (due to the sale of substantially all of Carsen’s assets on July 31, 2006). In fiscal 2005, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation and amortization, and deferred income taxes) and an increase in accounts payable, deferred revenue and accrued expenses (due primarily to increased incentive compensation payable as a result of improved operating results), partially offset by an increases in accounts receivable (due to an increase in sales) and net assets of discontinued operations (due to strong operating results at Carsen). In fiscal 2004, net cash provided by operating activities was primarily due to net income (after adjusting for depreciation and amortization, and deferred income taxes) and an increase in income taxes payable, partially offset by increases in net assets of discontinued operations (due to strong operating results at Carsen).

Cash flows from investing activities

Net cash used in investing activities was $45,950,000, $3,626,000 and $26,696,000 in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, the net cash used in investing activities was primarily due to the acquisition of Crosstex and capital expenditures, partially offset by the proceeds received from the sale of our discontinued operations. In fiscal 2005, the net cash used in investing activities was primarily for capital expenditures. In fiscal 2004, net cash used in investing activities was primarily due to the acquisitions of Biolab, Mar Cor, Dyped and Saf-T-Pak and capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $20,127,000 in fiscal 2006, compared with net cash used in financing activities of $6,519,000 in fiscal 2005 and net cash provided by financing activities of $7,053,000 in fiscal 2004. In fiscal 2006, net cash provided by financing activities was primarily attributable to borrowings under our credit facilities related to the acquisition of Crosstex, net of debt issuance costs, and proceeds from the exercises of options, partially offset by repayments under our credit facilities and the purchase of treasury stock. In fiscal 2005, the net cash used in financing activities was primarily attributable to repayments under our credit facilities, partially offset by exercises of stock options. In fiscal 2004, the net cash provided by financing activities was primarily attributable to borrowings under our credit facilities related to the acquisitions of Mar Cor and Saf-T-Pak, net of debt issuance costs, and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities.

Discontinued Operations -Termination of Carsen’s Operations

On July 31, 2006, Carsen closed the sale of substantially all of its assets to Olympus under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus. Olympus purchased substantially all of Carsen’s assets other than those related to Carsen’s Medivators business and certain other smaller product lines. Following the closing, Olympus hired substantially all of Carsen’s employees and took over Carsen’s Olympus-related operations (as well as the operations related to the other acquired product lines). The transaction resulted in an after-tax gain of approximately $6,776,000 and was recorded separately on the Consolidated Statements of Income as gain on disposal of discontinued operations, net of tax. In connection with the transaction, Carsen’s Medivators-related assets as well as certain of its other assets that were not acquired by Olympus were sold to our new Canadian distributor of Medivators products.

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus will pay Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen (currently anticipated to be approximately $450,000) will be made following Olympus’ receipt of customer payments for such orders.

The $10,000,000 fixed portion of the purchase price was in consideration for (i) Carsen’s customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and certain non-Olympus products distributed by Carsen, (ii) the release of Olympus’ contractual restriction on hiring Carsen personnel, (iii) real property leases (which were assumed or replaced by Olympus) and leasehold improvements, computer and software systems, equipment and machinery, telephone systems, and records related to the acquired assets, and (iv) assisting Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus and certain non-Olympus products in Canada. Cantel has also agreed (on behalf of itself and its affiliates) not to manufacture, distribute, sell or represent for sale in Canada through July 31, 2007 any products that are competitive with the Olympus products formerly sold by Carsen under its Olympus Distribution Agreements.

The $21,200,000 formula-based portion of the purchase price was based on the book value of Carsen’s inventories of Olympus and certain non-Olympus products and the face amount of Carsen’s accounts receivable and certain other assets, all at July 31, 2006, subject to offsets, particularly for accounts payable of Carsen due to Olympus.

Net proceeds from Carsen’s sale of net assets and the termination of Carsen’s operations were approximately $21,100,000 (excluding the backlog payments) after satisfaction of remaining liabilities and taxes.

As a result of the foregoing transaction, which coincided with the expiration of Carsen’s exclusive distribution agreements with Olympus on July 31, 2006, Carsen no longer has any remaining product lines or active business operations.

The net sales and operating income attributable to Carsen’s business (inclusive of both Olympus and non-Olympus business, but exclusive of the sale of Medivators reprocessors) constitute the entire Endoscopy and Surgical reporting segment and Scientific operating segment, which historically was included within the All Other reporting segment.

Operating segment information and net income attributable to Carsen’s business is summarized below:

	Year Ended July 31,
	2006	2005	2004

Net sales:
Endoscopy and Surgical	$49,021,000	$41,469,000	$34,611,000
Endoscope Reprocessing	1,854,000	1,589,000	1,223,000
Scientific	14,046,000	17,187,000	11,118,000
Total	$64,921,000	$60,245,000	$46,952,000

Operating income:
Endoscopy and Surgical	$14,018,000	$10,004,000	$8,400,000
Endoscope Reprocessing	968,000	656,000	490,000
Scientific	978,000	1,207,000	161,000
	15,964,000	11,867,000	9,051,000
Interest expense	57,000	118,000	85,000
Income before income taxes	15,907,000	11,749,000	8,966,000
Income taxes	5,639,000	4,139,000	3,189,000
Income from discontinued operations, net of tax	$10,268,000	$7,610,000	$5,777,000

Gain on sale of discontinued operations	$11,397,000	$—	$—
Income taxes	4,621,000	—	—
Gain on disposal of discontinued operations, net of tax	$6,776,000	$—	$—

Prior to being reported as discontinued operations, fiscal 2006 net sales and operating income of Carsen accounted for approximately 25.3% and 53.3% of our fiscal 2006 consolidated net sales and operating income, respectively.

Cash flows attributable to discontinued operations comprise the following:

	Year Ended July 31,
	2006	2005	2004

Net cash provided by operating activities	$6,561,000	$6,731,000	$4,565,000
Net cash provided by (used in) investing activities	$30,774,000	$(649,000)	$(122,000)

Financing activities of our discontinued operations did not result in any net cash in fiscal 2006, 2005 and 2004.

Direct Sale of Medivators Systems in the United States

On August 2, 2006, we commenced the sale and service of our Medivators brand endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables through our own United States field sales and service organization. Our direct sale of these products is the result of our decision that it is in our best long-term interests to control and develop our own direct-hospital based United States distribution network and, as such, not to renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006.

Throughout the former distribution arrangement with Olympus, we employed our own personnel to provide clinical sales support activities as well as an internal technical and customer service function, depot maintenance and service and all logistics and distribution services for the Medivators/Olympus customer base. This existing and fully developed infrastructure will continue to be a critical factor in our new direct sales and service strategy. During fiscal 2006, we incurred $806,000 to develop our field sales and service organization in preparation for the August 2, 2006 implementation of our new sales and service strategy.

During the seven-year period following the expiration of the distribution agreement with Olympus on August 1, 2006, Olympus will have the option to provide certain ongoing support functions to its existing customer base of Medivators products, subject to the terms and conditions of the agreement. In addition, Olympus may continue to purchase from Minntech for resale in connection with such support functions, Medivators accessories, consumables, and replacement and repair parts, as well as Rapicide® disinfectant.

Long-term contractual obligations

Aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2007	2008	2009	2010	2011	Thereafter	Total
Maturities of the credit facilities	$4,000	$6,000	$8,000	$10,000	$10,000	$—	$38,000
Expected interest payments under the credit facilities (1)	2,441	2,109	1,642	1,040	366	—	7,598
Minimum commitments under noncancelable operating leases	2,748	2,261	2,092	1,589	1,085	2,132	11,907
Minimum commitments under noncancelable capital leases	14	—	—	—	—	—	14
Note payable - Dyped	734	638	—	—	—	—	1,372
Deferred compensation and other	55	47	41	34	406	1,012	1,595
Employment agreements	3,290	1,594	224	110	116	122	5,456
Total contractual obligations	$13,282	$12,649	$11,999	$12,773	$11,973	$3,266	$65,942

(1)          The expected interest payments under the credit facilities reflect an interest rate of 6.75%, which was our weighted average interest rate on outstanding borrowings at September 18, 2006.

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

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At September 18, 2006, the lender’s base rate was 8.25% and the LIBOR rates ranged from 5.50% to 5.53%. The margins applicable to our outstanding borrowings at September 18, 2006 were 0.00% above the lender’s base rate and 1.25% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at September 18, 2006. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at September 18, 2006.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. In June 2006, Crosstex obtained a 600,000 euro standby letter of credit from its former bank relating to a fixed asset being constructed for Crosstex. Subsequent to July 31, 2006, a waiver was received from our lenders permitting the standby letter of credit. We are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On July 31, 2006, we had $38,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities all of which was under the United States term loan facility. In July 2006, we terminated our Canadian-based senior secured revolving credit facility with a Canadian bank due to the July 31, 2006 sale of substantially all of Carsen’s assets.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Rent expense related to operating leases for fiscal 2006 was recorded on a straight-line basis and aggregated $2,881,000 (including rent expense attributable to our Dental segment of approximately $782,000) compared with $2,024,000 and $1,703,000 for fiscal 2005 and 2004, respectively. The fiscal 2006, 2005 and 2004 amounts exclude rent expense related to our discontinued operations.

Capital leases

Minimum commitments under capital leases are for four trucks used in our Water Purification and Filtration business. The aggregate cost of the four trucks was approximately $122,000. At July 31, 2006 and 2005, the net book value included in property and equipment was approximately $12,000 and $41,000, respectively.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At July 31, 2006, approximately $1,372,000 of this note was outstanding using the exchange rate on July 31, 2006. Such note is non-interest bearing and has been recorded at its present value of $1,282,000 at July 31, 2006. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Financing needs

In fiscal 2006, we repatriated $46,872,000 of existing accumulated profits from our international subsidiaries, of which $44,872,000 came from our discontinued operations. Most of such repatriations were used for debt repayment. At July 31, 2006, we had a cash balance of $29,898,000.

We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At September 18, 2006, the entire $35,000,000 under our United States revolving credit facility was available.

Repurchase of shares

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

The first purchase under our repurchase program occurred on April 19, 2006. Through July 31, 2006, we had completed the repurchase of 303,000 shares under the repurchase program.

The following table summarizes the repurchase of Common Stock under the repurchase program during fiscal 2006:

		Total Number	Maximum Number Of Shares
	Average Price	Of Shares	That May Yet Be Purchased
Month	Paid Per Share	Purchased	Under The Program
April	$14.63	123,300	376,700
May	$14.09	43,800	332,900
June	$13.69	110,400	222,500
July	$14.30	25,500	197,000
		303,000

Through September 18, 2006, we had completed the purchase of 349,600 shares under the repurchase program at a total average price per share of $14.14. Therefore, at September 18, 2006, the maximum number of shares that may be purchased under the program are 150,400 shares.

Foreign currency

During fiscal 2006 compared with fiscal 2005, the average value of the Canadian dollar increased by approximately 7.7% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect our results of operations principally for the following reasons:

(i)                   Our Canadian subsidiaries (which are included in the Specialty Packaging and Water

Purification and Filtration segments) purchase a portion of their inventories in United States dollars and sell a significant amount of their products in United States dollars and therefore are exposed to realized foreign currency gains and losses upon payment of such payables and the collection of such receivables. Similarly, such United States denominated assets and liabilities must be converted into their functional Canadian currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The increase in the average value of the Canadian dollar, as explained above, primarily resulted in gains for such liabilities and losses for such assets. Since our Canadian subsidiaries had more assets than liabilities denominated in United States dollars, the increase in the average value of the Canadian dollar had an adverse affect on their results of operations in fiscal 2006.

(ii)                The results of operations of our Canadian subsidiaries are translated from their functional Canadian currency to United States dollars for purposes of preparing our consolidated financial statements. The increase in the average value of the Canadian dollar, as explained above, had an overall positive impact upon our results of operations due to translating the results of operations in fiscal 2006 at a higher average currency exchange rate as compared with the average currency exchange rate used to translate the results of operations in fiscal 2005.

During fiscal 2006, such strengthening of the Canadian dollar relative to the United States dollar had an overall positive impact upon our results of operations (including the discontinued operations.) With respect to our continuing operations, there was an overall adverse impact.

During fiscal 2006 compared with fiscal 2005, the value of the euro decreased by approximately 3.8% relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect our results of operations for the following reasons:

(i)                 Our Netherlands subsidiary (which is reported in our Dialysis and Endoscope Reprocessing segments) maintains a portion of its cash in United States dollars, sells some of its products in United States dollars and pays various liabilities in United States dollars. Therefore, it is exposed to realized foreign currency gains and losses upon activity in such dollar cash accounts, collection of such receivables and payment of such liabilities. Similarly, such United States denominated assets and liabilities must be converted into their functional euro currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The decrease in the average value of the euro, as explained above, primarily resulted in losses for such liabilities and gains for such assets. Since our Netherlands subsidiary had more assets than liabilities denominated in United States dollars, the decrease in the average value of the euro had an overall positive affect on our results of operations in fiscal 2006.

(ii)                The results of operations of our Netherlands subsidiary are translated from its functional euro currency to United States dollars for the purpose of preparing our consolidated financial statements. The decrease in the average value of the euro, as explained above, had an overall positive impact upon our results of operations due to translating the fiscal 2006 results of operations (which had an overall loss) at a lower average currency exchange rate as compared with the average currency exchange rate used to translate the fiscal 2005 results of operations (which also had an overall loss).

During fiscal 2006, such weakening of the euro relative to the United States dollar had an overall positive impact upon our results of operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. Due to the insignificant net amount of assets and liabilities of our Netherlands subsidiary denominated in United States dollars at September 18, 2006, we did not have any foreign currency forward contracts on that date. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During fiscal 2006, such forward contracts were effective in offsetting most of the impact of the weakening of the euro on our results of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), all of our foreign currency forward contracts were designated as hedges. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts.

For purposes of translating the balance sheet at July 31, 2006 compared with July 31, 2005, the value of the Canadian dollar increased by approximately 8.2% and the value of the euro increased by approximately 5.2% compared with the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $1,004,000 during fiscal 2006 after adjusting for the realization of the cumulative translation adjustment related to our discontinued operations, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2006 compared with fiscal 2005 did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Inflation

During fiscal 2006 we experienced higher materials, labor, and distribution costs compared with fiscal 2005, which cost increases were in excess of the general rate of inflation. We implemented price increases for certain of our products which partially offset these cost increases; however, our pre-existing businesses (primarily the Dialysis and Water Purification and Filtration segments) were unable to obtain higher selling prices as more fully described in “Results of Operations.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we continually evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. Although Carsen was reported as discontinued operations in fiscal 2006, the Endoscopy and Surgical, Scientific and related portion of the Endoscope Reprocessing operating segments adhered to our critical accounting policies described below.

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

With respect to a portion of endoscopy and surgical sales (all of which is part of the discontinued operations), we enter into arrangements whereby revenue is immediately recognized upon the transfer of equipment to customers who pay on a cost per procedure basis, subject to minimum monthly payments. Such arrangements are non-cancelable by the customer and provide for a bargain purchase option by the customer at the conclusion of the term. All direct costs related to these transactions are recorded at the time of revenue recognition. Some of such transactions also provide for future servicing of the equipment, which service revenue component is deferred and recognized over the period that such services are provided. With respect to these multiple element arrangements, revenue is allocated to the equipment and service components based upon vendor specific objective evidence which principally includes comparable historical transactions of similar equipment and service sold as stand-alone components.

Sales of a majority of our endoscope reprocessing equipment to a third party distributor in the United States are recognized on a bill and hold basis. Such sales satisfy each of the following criteria: (i) the risks of ownership have passed to the third party distributor; (ii) the third party distributor must provide a written purchase order committing to the purchase of specified units; (iii) the bill and hold arrangement was specifically requested by the third party distributor for the purpose of minimizing the impact of multiple shipments of the units; (iv) the third party distributor provides specific instructions for shipment to customers, and completed units held by us for the third party distributor generally do not exceed three months of anticipated shipments; (v) we have no further performance obligations with respect to such units; (vi) completed units are invoiced to the third party distributor with 30 day payment terms and such receivables are generally satisfied within such terms; and  (vii) completed units are ready for shipment and segregated in a designated section of our warehouse reserved only for the third party distributor. Due to the termination of the Minntech/Olympus distribution agreement on August 1, 2006, future sales will no longer be made on a bill and hold basis.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

None of our sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis and dental products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, endoscope reprocessing and dental customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,216,000, $749,000 and $1,035,000 in fiscal 2006, 2005 and 2004, respectively. Included in the volume rebates for fiscal 2006 is approximately $1,157,000 in volume rebates as a result of the addition of dental products, offset by cancellation during the three months ended October 31, 2005 of a volume rebate program resulting from consolidation in the dialysis industry. Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods. Trade-in allowances were not significant during fiscal 2006. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products, endoscope reprocessing products and services, and dental products are sold to third party distributors; the majority of endoscopy and surgical products and services are sold directly to hospitals; the majority of water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; scientific products and services are sold to hospitals, laboratories and other end-users; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies. Due to the direct distribution of our endoscope reprocessing products in the

United States commencing in fiscal 2007, the majority of our endoscope reprocessing products and services will be sold directly to hospitals and other end-users.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due to us from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments. We use historical experience as well as current market information in determining the estimate. While actual losses have historically been within management’s expectations and provisions established, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Alternatively, if certain customers paid their delinquent receivables, reductions in allowances may be required.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, brand names, technology, non-compete agreements and patents, are amortized on the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2006, management concluded that none of our intangible assets or goodwill was impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results which management believes to be reasonable.

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

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the option grant (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded approximately $1,329,000 of severance costs in income from discontinued operations in fiscal 2006 related to the sale of substantially all of Carsen’s assets.

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

It is our policy to establish reserves for exposures as a result of an examination by tax authorities. We establish the reserves based primarily upon management’s assessment of exposure associated with acquired companies and permanent tax differences. The tax reserves are analyzed periodically (at least annually) and adjustments are made, as events occur to warrant adjustment to the reserves. The majority of our income tax reserves originated from acquisitions.

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

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency and Market Risk

A portion of our products are imported from the Far East and Western Europe. All of our operating segments sell a portion of their products outside of the United States and our Netherlands subsidiary sells a portion of its products outside of the European Union. Consequently, our business could be materially affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States, Canada and the Netherlands.

A portion of our Canadian subsidiaries’ inventories (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had an overall positive impact in fiscal 2006 compared with fiscal 2005 (including our discontinued operations), and in fiscal 2005 compared with fiscal 2004, upon our results of operations and stockholders’ equity, as described in our MD&A. With respect to our continuing operations, there was an overall adverse impact for the above periods.

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the Euro and the United States dollar had an overall positive impact for fiscal 2006 compared with fiscal 2005, and an overall adverse effect in fiscal 2005 compared with fiscal 2004, upon our results of operations as described in our MD&A, and had a positive impact upon stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. Due to the insignificant net amount of assets and liabilities of Our Netherlands subsidiary denominated in United States dollars at July 31, 2006, we were not entered into any foreign currency forward contracts. However, under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During fiscal 2006, such forward contracts were effective in offsetting most of the impact of the weakening of the euro on our results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2006 and 2005 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest Rate Market Risk

We have a United States credit facility for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States.

Market Risk Sensitive Transactions

We are exposed to market risks arising principally from adverse changes in interest rates and foreign currency.

With respect to interest rate risk, our outstanding debt is under our United States credit facilities, described elsewhere in Liquidity and Capital Resources. Such credit facilities consist of outstanding debt with fixed repayment amounts at prevailing market rates of interest, principally for LIBOR contracts. Therefore, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR. Such outstanding debt under our United States credit facilities was $38,000,000 and $15,750,000 at July 31, 2006 and 2005, respectively, and the average outstanding balance during fiscal 2006 and 2005 was approximately $63,596,000 and $19,577,000, respectively. A 100 basis-point increase in average

LIBOR interest rates would have resulted in incremental interest expense of approximately $636,000 and $196,000 during fiscal 2006 and 2005, respectively. Presently, we do not utilize any interest rate derivatives. Our other long-term liabilities would not be materially affected by an increase in interest rates. We also maintained a significant cash balance of $29,898,000 at July 31, 2006 which is invested in low risk cash equivalents at prevailing market rates of interest. An increase in interest rates would generate additional interest income for us which would partially offset the adverse impact of the additional interest expense.

With respect to foreign currency exchange rates, we are principally impacted by changes in the Canadian dollar and the Euro as these currencies relate to the United States dollar. In order to minimize the potential adverse impact of unfavorable movements in foreign currencies, we typically utilize foreign currency forward contracts. We use a sensitivity analysis to assess the market risk associated with our foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates.

Our Canadian subsidiaries and Netherlands subsidiary have net assets in currencies (principally United States dollars) other than their functional Canadian and Euro currency which must be converted into its functional currency, thereby giving rise to realized foreign exchange gains and losses. Therefore, our Canadian subsidiaries and Netherlands subsidiary is exposed to risk if the value of the Canadian dollar or Euro appreciates relative to the United States dollar. However, an insignificant amount of such net assets existed at July 31, 2006 and therefore a 10% increase in the Canadian dollar or Euro relative to the United States dollar would result in an insignificant realized loss. Accordingly, we did not utilize foreign currency forward contracts at July 31, 2006. Additionally, since our foreign subsidiaries limit the use of foreign currency forward contracts to the hedging of actual net assets, a loss in fair value for such instruments generally would be substantially offset by a gain in the value of the underlying net assets.

In addition to the above, adverse changes in foreign currency exchange rates impact the translation of our financial statements (adverse changes would be caused by depreciation of either the Canadian dollar or the Euro relative to the United States dollar assuming that such operations are profitable). For fiscal 2006 and 2005, a uniform 10% adverse movement in foreign currency rates would have resulted in realized losses (after tax) of approximately $231,000 and $11,000, respectively, due to the translation of the results of operations of foreign subsidiaries. Furthermore, a 10% adverse movement in foreign currency rates could result in an unrealized loss of $3,212,000 and $3,216,000 at July 31, 2006 and 2005, respectively, on our net investment in foreign subsidiaries. However, since we view these investments as long-term, we would not expect such a loss to be realized in the near term.

Item 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements, which is Item 15(a), and the Consolidated Financial Statements and schedule included in this Report.

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

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2006. However, the fiscal 2006 acquisitions of Crosstex and Fluid Solutions were excluded from that evaluation since the acquisitions occurred during fiscal 2006 and were not required to be included.

Our assessment of the effectiveness of our internal control over financial reporting, as of July 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

Changes in Internal Control

We have evaluated our internal controls over financial reporting and determined that no changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex, as more fully described in Note 3 to the Consolidated Financial Statements and in the MD&A. In fiscal 2006, Crosstex represented a material portion of our sales, net income and net assets. In conjunction with the due diligence performed by us in connection with this acquisition, we determined that the overall internal control environment of Crosstex contained a number of significant deficiencies, some of which rise to the level of material weaknesses. Some of the more significant internal control weaknesses included the lack of segregation of duties, the need to hire a principal financial and accounting officer, numerous limitations with respect to the management information systems, lack of application of GAAP in certain aspects of financial reporting, and substandard monthly closing procedures.

We believe we have remedied the majority of the more significant internal control weaknesses at Crosstex. In order to achieve these objectives, we took a number of steps including hiring, during the period covered by this report, a principal financial and accounting officer at Crosstex in October 2005, formalizing the monthly closing procedures and timing, and ensuring consistent and complete application of GAAP. Additionally, we have implemented a number of additional internal control procedures designed to ensure the completeness and accuracy of reported financial information, including periodic physical inventories, monthly account analyses and quarter-end field reviews by representatives of Cantel’s financial and accounting staff. We are relying extensively on detect controls with respect to reported month-end financial information until such time that appropriate prevent controls can be implemented. We have evaluated the management information systems at Crosstex and have selected a replacement of the existing system. The implementation process of this new system has recently commenced and is expected to be completed late in fiscal 2007. Since the acquisition, significant improvements have already been made in the overall Crosstex internal control environment and will continue to be made throughout fiscal 2007. The most significant changes anticipated for fiscal 2007 are the implementation of a new management information system as discussed above and continued strengthening of the accounting and financial staff at Crosstex by hiring additional personnel. However, no assurances can be given that the implementation of the new management information system will be completed during fiscal 2007 and that such related controls will be operating effectively by July 31, 2007.

During February 2006, we completed remediation efforts related to improving segregation of duties and access controls in the general information technology processes at our Minntech subsidiary.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cantel Medical Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cantel Medical Corp. maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cantel Medical Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Crosstex or Fluid Solutions Incorporated, which were acquired on August 1, 2005 and May 1, 2006, respectively, which are included in the 2006 consolidated financial statements of Cantel Medical Corp. and which constituted 29% of consolidated net sales of continuing operations for the year ended July 31, 2006 and 26% of consolidated total assets as of July 31, 2006, excluding $38.8 million of cost in excess of net assets acquired which was recorded as a result of the Crosstex and Fluid Solutions acquisitions. Our audit of internal control over financial reporting of Cantel Medical Corp. also did not include an evaluation of the internal control over financial reporting of Crosstex or Fluid Solutions.

In our opinion, management’s assessment that Cantel Medical Corp. maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cantel Medical Corp maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cantel Medical Corp. as of July 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ending July 31, 2006 of Cantel Medical Corp. and our report dated October 12, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
October 12, 2006

Item 9B.                 OTHER INFORMATION.

None.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2006 Annual Meeting of Stockholders of the Registrant, except for the following:

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

Item 11.                 EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2006 Annual Meeting of Stockholders of the Registrant.

Item 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2006 Annual Meeting of Stockholders of the Registrant.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2006 Annual Meeting of Stockholders of the Registrant.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2006 Annual Meeting of Stockholders of the Registrant.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

1.           Consolidated Financial Statements:

(i)                                     Report of Independent Registered Public Accounting Firm.

(ii)                                  Consolidated Balance Sheets as of July 31, 2006 and 2005.

(iii)                               Consolidated Statements of Income for the years ended July 31, 2006, 2005 and 2004.

(iv)                              Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended July 31, 2006, 2005 and 2004.

(v)                                 Consolidated Statements of Cash Flows for the years ended July 31, 2006, 2005 and 2004.

(vi)                              Notes to Consolidated Financial Statements.

2.           Consolidated Financial Statement Schedules:

(i)                                     Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2006, 2005 and 2004.

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

3(k) – Certificate of Amendment of Certificate of Incorporation of Registrant, filed on September 6, 2001. (Incorporated herein by reference to Exhibit 3(k) to Registrant’s 2001 Annual Report on Form 10-K.)

3(l) – Certificate of Amendment of Certificate of Incorporation of Registrant, filed on June 7, 2002. (Incorporated herein by reference to Exhibit 3(l) to Registrant’s 2002 Annual Report on Form 10-K [the “2002 10-K”].)

3(m) – Certificate of Amendment of Certificate of Incorporation of Registrant, filed on December 22, 2005.

3(n) - Registrant’s By-Laws adopted April 24, 2002. (Incorporated herein by reference to Exhibit 3(m) to Registrant’s 2002 10-K.)

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

10(d) - Form of Incentive Stock Option Agreement under Registrant’s 1997 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10(t) to Registrant’s 1997 Annual Report on Form 10-K.)

10(e) - Registrant’s 1998 Directors’ Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10(ee) to Registrant’s  2005 Annual Report on Form 10-K [the “2005 10-K].)

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

10(l) - Stock Option Agreement, dated as of November 14, 2002, between the Registrant and Seth R. Segel (Incorporated by reference to Exhibit 10(b) to Registrant’s October 31, 2002 Quarterly Report on Form 10-Q.)

10(m) - Minntech Emeritus Director Consulting Plan. (Incorporated herein by reference to Exhibit 10 to Minntech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

10(n) - Amendment to Emeritus Director Consulting Plan effective September 26, 1996 (Incorporated herein by reference to Exhibit 10(b) to Minntech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10(o) - Minntech Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2000 (Incorporated herein by reference to Exhibit 10(m) to Minntech’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000.)

10(p) - Employment Agreement, dated as of August 30, 2004, between the Registrant and Andrew A. Krakauer. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 30, 2004.)

10(q) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Craig A. Sheldon. (Incorporated herein by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated January 21, 2005 [the “January 21, 2005 8-K”].)

10(r) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Seth R. Segel. (Incorporated by reference to Exhibit 2 to Registrant’s January 21, 2005 8-K.)

10(s) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Steven C. Anaya. (Incorporated by reference to Exhibit 3 to Registrant’s January 21, 2005 8-K.)

10(t) - Employment Agreement, dated as of January 1, 2005, between the Registrant and Eric W. Nodiff. (Incorporated herein by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated January 7, 2005.)

10(u) - Employment Agreement, dated as of November 1, 2004, between Minntech Corporation and Roy K. Malkin. (Incorporated herein by reference to Exhibit 4 to Registrant’s January 21, 2005 8-K.)

10(v) - Employment Agreement, dated as of August 1, 2005, between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10.2 to Registrant’s August 5, 2005 8-K.)

10(w) - Employment Agreement, dated as of August 1, 2005, between Crosstex International, Inc. and Richard Allen Orofino. (Incorporated herein by reference to Exhibit 10(x) to Registrant’s  2005 10-K.)

10(x) - Agreement, dated as of July 25, 2005, among Registrant, Carsen, Olympus America Inc. and Olympus Surgical & Industrial America, Inc. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated July 28, 2005.)

10(y) -  Agreement, dated as of May 16, 2006 among Registrant, Carsen, Olympus America Inc., Olympus Surgical & Industrial America, Inc., and Olympus Canada Inc. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 22, 2006 [the “May 2006 8-K”].)

10(z) - Distributor Agreement between Olympus America Inc. and Minntech Corporation dated as of August 1, 2003. (Incorporated by reference to Exhibit 10(a) to Registrant’s January 31, 2004 Quarterly Report on Form 10-Q.)

10(aa) - Asset Purchase Agreement dated May 18, 2006 between Carsen and Carsen Medical Corp. (Incorporated by reference to Exhibit 99.2 to Registrant’s May 2006 8-K.)

10(bb) - Separation, Severance and Consulting Agreement dated May 18, 2006 between Carsen and William J. Vella. (Incorporated by reference to Exhibit 99.3 to Registrant’s May 2006 8-K.)

10(cc) - Amended and Restated Credit Agreement dated as of August 1, 2005 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager). (Incorporated by reference to Exhibit 10.1 to Registrant’s August 5, 2005 8-K.)

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

CANTEL MEDICAL CORP.

Date: October 16, 2006	By:	/s/ James P. Reilly
James P. Reilly, President and Chief
Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	October 16, 2006
Charles M. Diker, a Director
and Chairman of the Board

/s/ Alan J. Hirschfield	Date:	October 16, 2006
Alan J. Hirschfield, a Director
and Vice Chairman of the Board

/s/ Robert L. Barbanell	Date:	October 16, 2006
Robert L. Barbanell, a Director

/s/ Alan R. Batkin	Date:	October 16, 2006
Alan R. Batkin, a Director

/s/ Joseph M. Cohen	Date:	October 16, 2006
Joseph M. Cohen, a Director

/s/ Darwin C. Dornbush	Date:	October 16, 2006
Darwin C. Dornbush, a Director

/s/ Spencer Foreman, M.D.	Date:	October 16, 2006
Spencer Foreman, M.D., a Director

/s/ Elizabeth McCaughey, Ph.D.	Date:	October 16, 2006
Elizabeth McCaughey, Ph.D., a Director

/s/ James P. Reilly	Date:	October 16, 2006
James P. Reilly, a Director and President

/s/ Bruce Slovin	Date:	October 16, 2006
Bruce Slovin, a Director

CANTEL MEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. (and subsidiaries) as of July 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2006. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. (and subsidiaries) at July 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, effective August 1, 2005, the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
October 12, 2006

CANTEL MEDICAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollar Amounts in Thousands, Except Share Data)

	July 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$29,898	$33,335
Accounts receivable, net of allowance for doubtful accounts of $929 in 2006 and $737 in 2005	23,718	20,849
Inventories	23,942	13,576
Deferred income taxes	1,481	2,666
Prepaid expenses and other current assets	1,288	1,040
Assets of discontinued operations	2,121	23,024
Total current assets	82,448	94,490

Property and equipment, at cost:
Land, buildings and improvements	19,334	14,245
Furniture and equipment	31,886	17,102
Leasehold improvements	807	482
	52,027	31,829
Less accumulated depreciation and amortization	(13,923)	(9,795)
	38,104	22,034
Intangible assets, net	43,219	13,215
Goodwill	72,571	33,119
Other assets	1,885	1,353
Assets of discontinued operations	—	1,068
	$238,227	$165,279

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$4,000	$15,750
Accounts payable	8,062	6,585
Compensation payable	4,120	3,983
Earnout payable	3,667	—
Accrued expenses	7,633	5,433
Deferred revenue	1,859	1,264
Income taxes payable	2,377	1,769
Liabilities of discontinued operations	7,379	8,691
Total current liabilities	39,097	43,475

Long-term debt	34,000	—
Deferred income taxes	22,021	10,401
Other long-term liabilities	2,304	2,677
Liabilities of discontinued operations	—	100

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; issued 2006 - 16,149,489 shares, outstanding 2006 - 15,399,102 shares; issued 2005- 15,448,941 shares, outstanding 2005 - 15,005,382 shares	1,615	1,545
Additional capital	69,171	57,491
Retained earnings	69,395	45,698
Accumulated other comprehensive income	6,715	5,621
Treasury Stock, 2006 - 750,387 shares at cost; 2005 - 443,559 shares at cost	(6,091)	(1,729)
Total stockholders’ equity	140,805	108,626
	$238,227	$165,279

See accompanying notes.

CANTEL MEDICAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended July 31,
	2006	2005	2004

Net sales:
Product sales	$175,353	$122,681	$110,476
Product service	16,826	14,476	12,565
Total net sales	192,179	137,157	123,041

Cost of sales:
Product sales	110,417	73,020	68,167
Product service	12,546	10,256	9,936
Total cost of sales	122,963	83,276	78,103

Gross profit	69,216	53,881	44,938

Expenses:
Selling	18,530	15,266	14,546
General and administrative	30,225	20,194	16,336
Research and development	5,117	4,099	4,212
Total operating expenses	53,872	39,559	35,094

Income from continuing operations before interest, other income and income taxes	15,344	14,322	9,844

Interest expense	4,232	1,446	1,746
Interest income	(839)	(506)	(181)
Other income	—	—	(68)

Income from continuing operations before income taxes	11,951	13,382	8,347

Income taxes	5,298	5,487	3,470

Income from continuing operations	6,653	7,895	4,877

Income from discontinued operations, net of tax	10,268	7,610	5,777

Gain on disposal of discontinued operations, net of tax	6,776	—	—

Net income	$23,697	$15,505	$10,654

Earnings per common share:
Basic:
Continuing operations	$0.43	$0.53	$0.34
Discontinued operations	0.66	0.52	0.41
Gain on disposal of discontinued operations	0.44	—	—
Net income	$1.53	$1.05	$0.75
Diluted:
Continuing operations	$0.41	$0.49	$0.32
Discontinued operations	0.63	0.47	0.38
Gain on disposal of discontinued operations	0.42	—	—
Net income	$1.46	$0.96	$0.70

See accompanying notes.

CANTEL MEDICAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollar amounts in Thousands, Except Share Data)
Years Ended July 31, 2006, 2005 and 2004

	Common Stock				Accumulated		Total
	Number of				Other	Treasury	Stock-	Total
	Shares		Additional	Retained	Comprehensive	Stock,	holders’	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income	at Cost	Equity	Income

Balance, July 31, 2003	13,964,052	$1,437	$49,155	$19,539	$1,255	$(1,204)	$70,182

Exercises of options	647,679	68	3,572			(443)	3,197
Income tax benefit from exercises of stock options			588				588
Unrealized gain on interest rate cap, net of $28 in tax expense					55		55	$55
Unrealized gain on currency hedging, net of tax					1		1	1
Translation adjustment, net of $584 in tax expense					1,834		1,834	1,834
Net income				10,654			10,654	10,654
Total comprehensive income for fiscal 2004								$12,544
Balance, July 31, 2004	14,611,731	1,505	53,315	30,193	3,145	(1,647)	86,511

Exercises of options	393,778	40	2,773			(82)	2,731
Income tax benefit from exercises of stock options			1,405				1,405
Fractional share adjustment for stock split	(127)		(2)				(2)
Unrealized gain on interest rate cap, net of $2 in tax expense					5		5	$5
Unrealized gain on currency hedging, net of $44 in tax expense					76		76	76
Translation adjustment, net of $999 in tax expense					2,395		2,395	2,395
Net income				15,505			15,505	15,505
Total comprehensive income for fiscal 2005								$17,981
Balance, July 31, 2005	15,005,382	1,545	57,491	45,698	5,621	(1,729)	108,626

Issuance for Crosstex acquisition	384,821	38	6,699				6,737
Exercises of options	311,899	32	2,645			(65)	2,612
Repurchase of shares	(303,000)					(4,297)	(4,297)
Stock-based compensation			1,178				1,178
Income tax benefit from exercises of stock options			1,158				1,158
Unrealized gain on currency hedging, net of $49 in tax expense					90		90	$90
Translation adjustment, net of $476 in tax expense					1,004		1,004	1,004
Net income				23,697			23,697	23,697
Total comprehensive income for fiscal 2006								$24,791
Balance, July 31, 2006	15,399,102	$1,615	$69,171	$69,395	$6,715	$(6,091)	$140,805

See accompanying notes.

CANTEL MEDICAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	Year Ended July 31,
	2006	2005	2004

Cash flows from operating activities
Net income	$23,697	$15,505	$10,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,183	4,566	4,153
Stock-based compensation expense	1,178	—	—
Amortization of debt issuance costs	357	553	541
Loss on disposal of fixed assets	168	108	61
Impairment of long-lived assets	—	393	153
Deferred income taxes	(3,136)	3,761	2,729
Excess tax benefits from stock-based compensation	(787)	—	—
Gain on disposal of discontinued operations	(6,776)	—	—
Changes in assets and liabilities:
Accounts receivable	2,982	(1,676)	(24)
Inventories	(3,114)	458	665
Prepaid expenses and other current assets	285	171	(138)
Assets of discontinued operations	(2,956)	(1,733)	(2,896)
Accounts payable, deferred revenue and accrued expenses	984	2,485	550
Income taxes payable	134	(114)	1,643
Liabilities of discontinued operations	(1,138)	296	1,453
Net cash provided by operating activities	22,061	24,773	19,544

Cash flows from investing activities
Capital expenditures	(6,069)	(3,353)	(1,918)
Proceeds from disposal of fixed assets	147	8	39
Acquisition of Crosstex, net of cash acquired	(68,231)	—	—
Acquisition of Biolab, net of cash acquired	—	—	(7,782)
Acquisition of Mar Cor, net of cash acquired	—	—	(7,977)
Acquisition of Dyped, net of cash acquired	—	—	(696)
Acquisition of Saf-T-Pak, net of cash acquired	—	—	(8,273)
Acquisition of Fluid Solutions, net of cash acquired	(2,903)	—	—
Proceeds from disposal of discontinued operations	30,774	—	—
Other, net	332	(281)	(89)
Net cash used in investing activities	(45,950)	(3,626)	(26,696)

Cash flows from financing activities
Borrowings under term loan facility, net of debt issuance costs	39,399	—	3,856
Borrowings under revolving credit facilities, net of debt issuance costs	27,635	—	13,151
Repayments under term loan facility	(17,750)	(6,250)	(3,000)
Repayments under revolving credit facilities	(28,300)	(3,000)	(10,151)
Proceeds from exercises of stock options	2,612	2,731	3,197
Excess tax benefits from stock-based compensation	787	—	—
Purchase of treasury stock	(4,256)	—	—
Net cash provided by (used in) financing activities	20,127	(6,519)	7,053

Effect of exchange rate changes on cash and cash equivalents	325	845	943

(Decrease) increase in cash and cash equivalents	(3,437)	15,473	844
Cash and cash equivalents at beginning of year	33,335	17,862	17,018
Cash and cash equivalents at end of year	$29,898	$33,335	$17,862

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2006, 2005 and 2004

1.             Business Description

Cantel Medical Corp. (“Cantel”) is a leading provider of infection prevention and control products in the healthcare market, specializing in the following operating segments:

•      Dialysis: Medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis.

•      Dental: Single-use, infection control products used principally in the dental market including face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups, sterilization pouches and disinfectants.

•      Endoscope Reprocessing: Medical device reprocessing systems and sterilants/disinfectants for endoscopy.

•      Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech and other industrial markets.

•      Therapeutic Filtration: Hollow fiber membrane filtration and separation technologies for medical applications. (Included in All Other reporting segment)

•      Specialty Packaging: Specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. (Included in All Other reporting segment)

Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

Cantel had six operating companies during fiscal 2006 due to the August 1, 2005 acquisition of Crosstex International, Inc. (“Crosstex”). Minntech Corporation (“Minntech”), Carsen Group Inc. (“Carsen”), Mar Cor Purification, Inc. (formerly known as Mar Cor Services, Inc.)(“Mar Cor”), Saf-T-Pak, Inc. (“Saf-T-Pak”) and Crosstex are wholly-owned operating subsidiaries of Cantel. Biolab Equipment Ltd. (“Biolab”) is a wholly-owned operating subsidiary of Carsen. In addition, Minntech has two foreign subsidiaries, Minntech B.V. and Minntech Japan K.K., which serve as Minntech’s bases in Europe and the Asia/Pacific markets, respectively.

On July 31, 2006, Carsen closed the sale of substantially all of its assets to Olympus America Inc. and certain of its affiliates (collectively, “Olympus”) under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus, as more fully described in Note 5 to the Consolidated Financial Statements. As a result of the foregoing transaction, Carsen no longer has any remaining product lines or active business operations. The businesses of Carsen, previously reported in the Endoscopy and Surgical, Endoscope Reprocessing and All Other reporting segments, are reflected as a discontinued operation in our Consolidated Financial Statements and have been excluded from segment results for all periods presented. Net sales, cost of sales, operating expenses, interest expense and income taxes attributable to Carsen’s operations have been aggregated into a single line, income from discontinued operations, net of tax, on the Consolidated Statements of Income. Additionally, the assets and liabilities related to the discontinued operations have been segregated from continuing operations in the Consolidated Balance Sheets.

On August 1, 2005, Cantel acquired Crosstex, a privately held company headquartered in Hauppauge, New York, as more fully described in Note 3 to the Consolidated Financial Statements. Crosstex is a leading manufacturer and reseller of single-use, infection control products used principally in the dental market. For fiscal 2006, the Crosstex business is reported in a new reporting segment known as Dental. Because the acquisition of Crosstex was consummated on August 1, 2005, its results of operations are not included in fiscal 2005 and 2004. However, see Note 3 to the Consolidated Financial Statements for pro forma information which assumes Crosstex was included in our results of operations as of the beginning of fiscal 2005.

In January 2005, we issued 5,095,000 additional shares in connection with a three-for-two stock split. This 50% stock dividend was paid on January 12, 2005 to stockholders of record on January 5, 2005. The effect of the stock split has been recognized retroactively throughout this report.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

2.             Summary of Significant Accounting Policies

The following is a summary of our significant accounting policies used to prepare our Consolidated Financial Statements. Such policies are applicable for all of our operating segments including Carsen’s operations which became discontinued in fiscal 2006 as more fully described in Note 5 to the Consolidated Financial Statements.

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

With respect to a portion of endoscopy and surgical sales (all of which is part of the discontinued operations), we enter into arrangements whereby revenue is immediately recognized upon the transfer of equipment to customers who pay on a cost per procedure basis, subject to minimum monthly payments. Such arrangements are non-cancelable by the customer and provide for a bargain purchase option by the customer at the conclusion of the term. All direct costs related to these transactions are recorded at the time of revenue recognition. Some of such transactions also provide for future servicing of the equipment, which service revenue component is deferred and recognized over the period that such services are provided. With respect to these multiple element arrangements, revenue is allocated to the equipment and service components based upon vendor specific objective evidence which principally includes comparable historical transactions of similar equipment and service sold as stand-alone components.

Sales of a majority of our endoscope reprocessing equipment to a third party distributor in the United States are recognized on a bill and hold basis. Such sales satisfy each of the following criteria: (i) the risks of ownership have passed to the third party distributor; (ii) the third party distributor must provide a written purchase order committing to the purchase of specified units; (iii) the bill and hold arrangement was specifically requested by the third party distributor for the purpose of minimizing the impact of multiple shipments of the units; (iv) the third party distributor provides specific instructions for shipment to customers, and completed units held by us for the third party distributor generally do not exceed three months of anticipated shipments; (v) we have no further performance obligations with respect to such units; (vi) completed units are invoiced to the third party distributor with 30 day payment terms and such receivables are generally satisfied within such terms; and (vii) completed units are ready for shipment and segregated in a designated section of our warehouse reserved only for the third party distributor. Due to the termination of the Minntech/Olympus distribution agreement on August 1, 2006, future sales will no longer be made on a bill and hold basis.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

None of our sales, including the bill and hold sales arrangement, contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis and dental products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, endoscope reprocessing and dental customers, volume rebates allowances are provided; such volume rebates allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,216,000, $749,000 and $1,035,000 in fiscal 2006, 2005 and 2004, respectively. Included in the volume rebates for fiscal 2006 is approximately $1,157,000 in volume rebates as a result of the addition of dental products, offset by cancellation during the three months ended October 31, 2005 of a volume rebate program resulting from consolidation in the dialysis industry. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products, endoscope reprocessing products and services, and dental products are sold to third party distributors; the majority of endoscopy and surgical products and services are sold directly to hospitals; the majority of water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; scientific products and services are sold to hospitals, laboratories and other end-users; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies. Due to the direct distribution of our endoscope reprocessing products in the United States commencing in fiscal 2007, the majority of our endoscope reprocessing products and services will be sold directly to hospitals and other end-users.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due to us from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments. We use historical experience as well as current market information in determining the estimate. While actual losses have historically been within management’s expectations and provisions established, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Alternatively, if certain customers paid their delinquent receivables, reductions in allowances may be required.

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

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on either the straight-line method or, for certain furniture and equipment, the declining balance method, over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 5-32 years for buildings and improvements and the life of the lease for leasehold improvements. Excluding our discontinued operations, depreciation and amortization expense related to property and equipment for fiscal 2006, 2005 and 2004 was $4,570,000, $2,807,000 and $2,711,000, respectively. Fiscal 2006 includes depreciation and amortization expense attributable to our Dental segment of approximately $1,726,000.

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, brand names, technology, non-compete agreements and patents, are amortized on the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2006, management concluded that none of our intangible assets or goodwill was impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results which management believes to be reasonable.

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

Other Assets

Debt issuance costs associated with the credit facilities are amortized to interest expense over the life of the credit facilities. In conjunction with the amended and restated credit facilities dated August 1, 2005, as more fully described in Note 9 to the Consolidated Financial Statements, we incurred debt issuance costs of approximately $1,426,000, of which $160,000 of third-party costs was recorded in general and administrative expenses during the three months ended October 31, 2005 in accordance with applicable accounting rules. The remaining $1,266,000 of costs is being amortized over the life of the credit facilities. As of July 31, 2006 and 2005, such debt issuance costs, net of related amortization, were included in other assets and amounted to $1,607,000 and $647,000, respectively.

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

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the option grant (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period.

If we had elected to recognize compensation expense prior to August 1, 2005 based on the fair value of the options granted at the grant date over the vesting period as prescribed by SFAS 123, net income and earnings per share for the comparable periods would have been as follows:

	Year Ended July 31,
	2005	2004
Net income:
As reported	$15,505,000	$10,654,000
Stock-based compensation expense determined under fair value based model, net of tax	(6,531,000)	(1,488,000)
Pro forma	$8,974,000	$9,166,000

Earnings per common share - basic:
As reported	$1.05	$0.75
Pro forma	$0.61	$0.65

Earnings per common share - diluted:
As reported	$0.96	$0.70
Pro forma	$0.55	$0.60

The pro forma effect on net income for these years may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value (including the volatility of Cantel stock), the estimated forfeiture rate (which was approximately 4%) and the accelerated vesting of certain options in fiscal 2005.

In fiscal 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to certain executive officers and other employees (67 individuals in total) under our 1997 Employee Stock Option Plan. Such options had exercise prices greater than $16.85, the closing price on June 24, 2005, the date that our Board of Directors authorized such acceleration. Options to purchase 759,650 shares of common stock (of which approximately 577,500 shares are subject to options held by executive officers) were subject to this acceleration. All other terms and conditions of the options remain in effect. Options held by non-employee directors were not included in the acceleration. Because these options had exercise prices in excess of the market value of Cantel common stock on June 24, 2005, and therefore were not fully achieving our original objectives of incentive compensation and employee retention, we expect the acceleration may have a positive effect on employee morale, retention and perception of option value. The acceleration eliminated any future compensation expense we would otherwise recognize in our income statement with respect to these options with the August 1, 2005 implementation of SFAS 123R. The compensation expense, after tax, related to this acceleration totaled approximately $3,400,000. If such acceleration did not occur, we would have recognized additional compensation expense, net of tax, of approximately $1,300,000, $1,300,000, $600,000 and $200,000 in fiscal 2006, 2007, 2008 and 2009, respectively, based on the fair value of the options granted at grant date over the original vesting period.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded approximately $1,329,000 of severance costs during fiscal 2006 relating to the sale of substantially all of Carsen’s assets. At July 31, 2006, such amount was included in gain on disposal of discontinued operations.

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

Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $697,000, $267,000 and $170,000 for fiscal 2006, 2005 and 2004, respectively. Fiscal 2006 includes expense attributable to our Dental segment of approximately $338,000.

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

It is our policy to establish reserves for exposures as a result of an examination by tax authorities. We establish the reserves based primarily upon management’s assessment of exposure associated with acquired companies and permanent tax differences. The tax reserves are analyzed periodically (at least annually) and adjustments are made, as events occur to warrant adjustment to the reserves. The majority of our income tax reserves originated from acquisitions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, we evaluate the adequacy of our reserves and the estimates used in calculations of reserves as well as other judgmental financial statement items, including, but not limited to: collectability of accounts receivable; volume rebates and trade-in allowances; inventory values and obsolescence reserves; warranty reserves; depreciation and amortization periods; deferred income taxes; goodwill and intangible assets; impairment of long-lived assets; reserves for tax exposures; reserves for legal exposure; stock-based compensation; and expense accruals.

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

Reclassifications

Certain distribution and warehouse expenses of Crosstex have been reclassified from amounts previously reported in our quarterly Form 10-Q’s to conform with the accounting policies of Cantel which require such costs to be classified as cost of sales. These reclassifications affect cost of sales, gross profit and general and administrative expenses of our Dental segment, and therefore our consolidated amounts. See Note 20 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect of FIN 48 on our financial position and results of operations and therefore, are unable to estimate the effect on our overall results of operations or financial position.

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

Under the terms of Stock Purchase Agreements with the five stockholders of Crosstex, pursuant to which we acquired all of the issued and outstanding capital stock of Crosstex, we paid an aggregate purchase price (excluding any earnout) of approximately $77,863,000, comprised of approximately $69,843,000 in cash consideration and 384,821 shares of Cantel common stock (valued at $6,737,000) to the former Crosstex shareholders, and transaction costs of $1,283,000. The purchase price included the retirement of bank debt and certain other liabilities of Crosstex.  Of this purchase price, $2,900,000 is held in escrow for a period of eighteen months from the closing date in the eventuality that the sellers breach standard representations and warranties in the purchase agreement. The Company believes it is likely that the escrowed funds will be fully paid to the sellers, and therefore such amount has been included in the determination of the purchase price. In addition to this purchase price, there is a further $12,000,000 potential earnout payable to the sellers of Crosstex over three years based on the achievement by Crosstex of certain targets of (i) earnings before interest and taxes and (ii) gross profit percentage. For the initial post-acquisition year ended July 31, 2006, the full potential earnout for year one of $3,667,000 was earned by the sellers of Crosstex and therefore represents additional purchase price, bringing the aggregate earned purchase price as of July 31, 2006 to $81,530,000. The additional earnout purchase price for fiscal 2006 has been reflected in the accompanying consolidated balance sheet at July 31, 2006 as additional goodwill and as a separate item within current liabilities (as the corresponding payment of such earnout is not required to be paid until October 2006.)  For the fiscal years ending July 31, 2007 and 2008, an additional earnout of $3,667,000 and $4,666,000, respectively, is available to the sellers of Crosstex if the specified targets of earnings before interest and taxes, and gross profit percentage, are achieved. Such additional earnout, if achieved, would represent additional purchase price and therefore be recorded as additional goodwill when earned.

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

In conjunction with the acquisition, on August 1, 2005 we amended our existing credit facilities, as discussed in Note 9 to our Consolidated Financial Statements, to fund a substantial portion of the cash consideration paid in the acquisition and transaction costs. We borrowed $68,300,000 for the acquisition and utilized existing cash for the remaining cash requirements. Additionally, we incurred debt issuance costs of approximately $1,426,000, of which $160,000 of third-party costs was recorded in general and administrative expenses during the three months ended October 31, 2005 in accordance with applicable accounting rules. The remaining $1,266,000 of costs was recorded in other assets and is being amortized over the life of the credit facilities.

Since the acquisition and restated credit facilities were completed on the first day of fiscal 2006, the results of operations of Crosstex are included in our results of operations for fiscal 2006 and are excluded from our results of operations for fiscals 2005 and 2004.

As a result of the August 1, 2005 acquisition of Crosstex, we added a new reporting segment known as Dental. As of July 31, 2006, this new segment had identifiable assets of $97,351,000, including $15,630,000 in long-lived assets. For fiscal 2006, the Dental segment added the following to our consolidated financial statements:

Year Ended
July 31, 2006

Net sales	$54,293,000

Operating income	$7,917,000

Capital expenditures	$3,471,000

Depreciation and amortization	$5,344,000

Included within the depreciation and amortization amount above was depreciation and amortization associated with property and equipment of $1,726,000, amortization of intangible assets of $2,960,000 (included within general and administrative expenses) and amortization related to the step-up in the value of inventories of $658,000 (included within cost of sales.)

Operating income added by Crosstex excludes interest expense associated with the Company’s borrowings related to the acquisition. The segment operating income for fiscal 2006 also excludes non-recurring charges directly related to the acquisition which were incurred by us upon the closing of the acquisition. Such non-recurring charges include (i) debt issuance costs relating to the term loan facility of approximately $160,000 and (ii) incentive compensation for an officer of Cantel of approximately $345,000. The aggregate amount of such charges was approximately $505,000 (or $318,000, net of tax) and has been included within general corporate expenses in our segment presentation in Note 18 to our Consolidated Financial Statements.

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

The purchase price (including the fiscal 2006 earnout) was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Cash and cash equivalents	$4,264,000
Accounts receivable	4,387,000
Inventories	7,291,000
Other current assets	731,000
Total current assets	16,673,000
Property and equipment	13,809,000
Non-amortizable intangible assets - trade names (indefinite life)	5,200,000
Amortizable intangible assets:
Non-compete agreements (6-year life)	1,800,000
Customer relationships (10-year life)	17,900,000
Branded products (10-year life)	8,700,000
Total amortizable intangible assets (9-year weighted average life)	28,400,000
Other assets	50,000
Current liabilities	(4,571,000)
Noncurrent deferred income tax liabilities	(16,241,000)
Net assets acquired	$43,320,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $38,210,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our new Dental reporting segment. Included in cash and cash equivalents was $1,370,000 funded by the selling stockholders and utilized for the payment in August 2005 of current liabilities (included above and reflected within cash flows from investing activities in our consolidated statement of cash flows for fiscal

2006) directly resulting from the acquisition.

Selected consolidated statement of income data for fiscal 2006 and comparable unaudited pro forma consolidated statement of income data for fiscal 2005 (assuming that Crosstex was included in our results of continuing operations as of the beginning of fiscal 2005) are as follows:

	Year Ended July 31,
	2006	2005

Net sales	$192,179,000	$184,545,000
Income from continuing operations	$6,653,000	$8,633,000
Earnings per share from continuing operations:
Basic	$0.43	$0.57
Diluted	$0.41	$0.52
Weighted average common shares:
Basic	15,471,000	15,215,000
Diluted	16,276,000	16,593,000

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the acquisition actually occurred at the beginning of fiscal 2005, nor does it necessarily indicate the combined company’s future operating results.

In order to effect the unaudited pro forma consolidated statement of income data for fiscal 2005, the operating results of Cantel for fiscal 2005 were consolidated with the operating results of Crosstex for their fiscal year ended April 30, 2005. The results presented in the selected unaudited pro forma consolidated statement of income data for fiscal 2005 have been prepared using the following assumptions: (i) cost of sales during fiscal 2005 reflects a step-up in the cost basis of Crosstex inventories based upon the appraised value of such inventories; (ii) amortization of intangible assets and depreciation and amortization of property and equipment is based upon the appraised fair values and useful lives of such assets; (iii) interest expense includes interest on the senior bank debt at an effective interest rate of 6% per annum, amortization of a portion of the new debt issuance costs over the life of the credit facilities in accordance with applicable accounting rules and elimination of the historical interest expense of Crosstex; (iv) compensation for former owners has been decreased to be consistent with the terms of their new employment contracts; and (v) calculation of the income tax effects of the pro forma adjustments. All other operating results reflect actual performance.

The unaudited pro forma consolidated statement of income data for fiscal 2005 does not reflect non-recurring charges directly related to the acquisition which were incurred by us upon the closing of the acquisition. Such non-recurring charges include (i) debt issuance costs relating to the term loan facility of approximately $160,000 and (ii) incentive compensation for an officer of Cantel of approximately $345,000. The aggregate amount of such charges was approximately $318,000, net of tax. If such charges had been included in the unaudited pro forma consolidated statement of income data, pro forma consolidated basic and diluted earnings per share from continuing operations would have been $0.55 and $0.50, respectively, for fiscal 2005.

Fluid Solutions

On May 1, 2006, Mar Cor purchased certain net assets of Fluid Solutions, Inc. (“Fluid Solutions”), a company with annual revenues of approximately $5,000,000 based in Lowell, Massachusetts that designs, manufactures, installs and services high quality, high purity water systems for use in biotech, pharmaceutical, research, hospitals, and semiconductor environments. Total consideration for the transaction was $2,959,000. This acquisition added revenues of approximately $1,500,000  for the three months (post-acquisition) ended July 31, 2006, and otherwise had an insignificant contribution to our results of operations for fiscal 2006.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Net Assets	Allocation
Current assets	$1,486,000
Property and equipment	887,000
Non-amortizable intangible assets - trade names (indefinite life)	214,000
Amortizable intangible assets - customer relationships (4-year weighted average life)	220,000
Current liabilities	(430,000)
Net assets acquired	$2,377,000

The excess purchase price of $582,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Water Purification and Filtration reporting segment.

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

Pre-Fiscal 2005 Acquisitions

During fiscal 2004 we acquired Saf-T-Pak, Dyped, Biolab and Mar Cor. Since these acquisitions occurred in fiscal 2004, the results of operations of these acquired companies are included in our operating results for fiscal 2006 and 2005 and the portion of fiscal 2004 subsequent to the dates of the respective acquisitions.

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

Saf-T-Pak

On June 1, 2004, we acquired all of the issued and outstanding stock of Saf-T-Pak, a private company located in Edmonton, Alberta, Canada with pre-acquisition annual revenues of approximately $5,000,000 and pre-acquisition annual operating income of approximately $1,800,000 for its latest pre-acquisition fiscal year ended August 31, 2003. Saf-T-Pak is a designer and manufacturer of specialty packaging and thermal control products for the safe transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. Saf-T-Pak also offers a full array of compliance training services ranging from software and internet sessions to group seminars and private on-site programs.

The total consideration for the transaction, including transaction costs, was approximately $8,522,000. Under the terms of the purchase agreement, we may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,094,000 for the thirty-eight month period ending July 31, 2007, based upon Saf-T-Pak achieving specified targets of earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of July 31, 2006, none of the additional purchase price had been earned; however, because the earnout targets contain a cumulative clause, it is possible for the full remaining amount to be earned in fiscal 2007. If earned, such earnout would be recorded as additional goodwill.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Net Assets	Allocation
Current assets	$1,341,000
Property and equipment	54,000
Non-amortizable intangible assets - trade names (indefinite life)	666,000
Amortizable intangible assets:
Current technology (9-year weighted average life)	2,035,000
Customer relationships (5-year weighted average life)	1,119,000
Total amortizable intangible assets (7-year weighted average life)	3,154,000
Current liabilities	(584,000)
Noncurrent deferred income tax liabilities	(1,411,000)
Net assets acquired	$3,220,000

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

Dyped

On September 12, 2003, we acquired the endoscope reprocessing systems and infection control technologies of Dyped, a private company based in The Netherlands. The total consideration for the transaction, including transaction costs, was approximately $1,812,000 and included a note payable in five annual installments with a present value of approximately $1,211,000 (with a face value of $1,505,000). Since certain specified research and development objectives were not achieved we were not required to pay any additional purchase price. The primary reason for the acquisition of Dyped was to expand Minntech’s technological capabilities and augment its endoscope reprocessing product line with a new, fully automated reprocessor designed to be compliant with European standards and market requirements.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Net Assets	Allocation
Current assets	$503,000
Property and equipment	14,000
Amortizable intangible assets:
Current technology (8-year life)	585,000
Customer relationships (4-year life)	79,000
Total amortizable intangible assets (7.5-year weighted averge life)	664,000
Current liabilities	(777,000)
Long-term liabilities	(232,000)
Net assets acquired	$172,000

The excess purchase price of $1,640,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our Endoscope Reprocessing reporting segment.

For fiscals 2006 and 2005, the acquisition of Dyped contributed $1,845,000 and $1,521,000 to our net sales and had an insignificant impact upon net income. For the portion of fiscal 2004 subsequent to its acquisition, Dyped had an insignificant impact upon net sales and net income. However, a significant portion of our research and development expenses for fiscals 2006, 2005 and 2004 were attributable to the Dyped product line. Additionally, such research and development expenses contributed to the overall loss at Minntech’s Netherlands facility for which a partial tax benefit was recorded, as described in Note 10 to the Consolidated Financial Statements.

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

The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $7,876,000. Under the terms of the purchase agreement, we may pay additional consideration at the end of each fiscal year, up to an aggregate of $3,000,000 for the three year period ending July 31, 2006, based upon Biolab achieving specified targets of EBITDA. As of July 31, 2006, none of the additional purchase price had been earned and there is no further opportunity for such earnout to be achieved; however, see Note 21 to the Consolidated Financial Statements.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Net Assets	Allocation
Current assets	$4,230,000
Property and equipment	590,000
Non-amortizable intangible assets - trademarks and tradenames (indefinite life)	762,000
Amortizable intangible assets:
Current technology (10-year life)	339,000
Customer relationships (10-year life)	664,000
Total amortizable intangible assets (10-year weighted averge life)	1,003,000
Other assets	5,000
Current liabilities	(1,966,000)
Long-term liabilities	(1,181,000)
Net assets acquired	$3,443,000

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

The total consideration for the transaction, including transaction costs and assumption of debt, was approximately $8,215,000.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Net Assets	Allocation
Current assets	$3,254,000
Property and equipment	947,000
Non-amortizable intangible assets - trademarks and tradenames (indefinite life)	834,000
Amortizable intangible assets:
Customer relationships (10-year life)	480,000
Covenant-not-to-compete (3-year life)	169,000
Total amortizable intangible assets (8-year weighted averge life)	649,000
Other assets	17,000
Current liabilities	(2,094,000)
Long-term liabilities	(636,000)
Net assets acquired	$2,971,000

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

4.             Inventories

A summary of inventories is as follows:

	July 31,
	2006	2005

Raw materials and parts	$9,692,000	$5,352,000
Work-in-process	3,717,000	2,915,000
Finished goods	10,533,000	5,309,000
Total	$23,942,000	$13,576,000

5.             Discontinued Operations

On July 31, 2006, Carsen closed the sale of substantially all of its assets to Olympus under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus. Olympus purchased substantially all of Carsen’s assets other than those related to Carsen’s Medivators business and certain other smaller product lines. Following the closing, Olympus hired substantially all of Carsen’s employees and took over Carsen’s Olympus-related operations (as well as the operations related to the other acquired product lines). The transaction resulted in an after-tax gain of approximately $6,776,000 and was recorded separately on the Consolidated Statements of Income as gain on disposal of discontinued operations, net of tax. In connection with the transaction, Carsen’s Medivators-related assets as well as certain of its other assets that were not acquired by Olympus were sold to our new Canadian distributor of Medivators products.

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus will pay Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen (currently anticipated to be approximately $450,000) will be made following Olympus’ receipt of customer payments for such orders.

The $10,000,000 fixed portion of the purchase price was in consideration for (i) Carsen’s customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and certain non-Olympus products distributed by Carsen, (ii) the release of Olympus’ contractual restriction on hiring Carsen personnel, (iii) real property leases (which were assumed or replaced by Olympus) and leasehold improvements, computer and software systems, equipment and machinery, telephone systems, and records related to the acquired assets, and (iv) assisting Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus and certain non-Olympus products in Canada. Cantel has also agreed (on behalf of itself and its affiliates) not to manufacture, distribute, sell or represent for sale in Canada through July 31, 2007 any products that are competitive with the Olympus products formerly sold by Carsen under its Olympus Distribution Agreements.

The $21,200,000 formula-based portion of the purchase price was based on the book value of Carsen’s inventories of Olympus and certain non-Olympus products and the net book amount of Carsen’s accounts receivable and certain other assets, all at July 31, 2006, subject to offsets, particularly for accounts payable of Carsen due to Olympus.

Net proceeds from Carsen’s sale of net assets and the termination of Carsen’s operations were approximately $21,100,000 (excluding the backlog payments) after satisfaction of remaining liabilities and taxes.

As a result of the foregoing transaction, which coincided with the expiration of Carsen’s exclusive distribution agreements with Olympus on July 31, 2006, Carsen no longer has any remaining product lines or active business operations.

The net sales and operating income attributable to Carsen’s business (inclusive of both Olympus and non-Olympus business, but exclusive of the sale of Medivators reprocessors) constitute the entire Endoscopy and Surgical reporting segment and Scientific operating segment, which historically was included within the All Other reporting segment.

Operating segment information and net income attributable to Carsen’s business is summarized below:

	Year Ended July 31,
	2006	2005	2004

Net sales:
Endoscopy and Surgical	$49,021,000	$41,469,000	$34,611,000
Endoscope Reprocessing	1,854,000	1,589,000	1,223,000
Scientific	14,046,000	17,187,000	11,118,000
Total	$64,921,000	$60,245,000	$46,952,000

Operating income:
Endoscopy and Surgical	$14,018,000	$10,004,000	$8,400,000
Endoscope Reprocessing	968,000	656,000	490,000
Scientific	978,000	1,207,000	161,000
	15,964,000	11,867,000	9,051,000
Interest expense	57,000	118,000	85,000
Income before income taxes	15,907,000	11,749,000	8,966,000
Income taxes	5,639,000	4,139,000	3,189,000
Income from discontinued operations, net of tax	$10,268,000	$7,610,000	$5,777,000

Gain on sale of discontinued operations	$11,397,000	$—	$—
Income taxes	4,621,000	—	—
Gain on disposal of discontinued operations, net of tax	$6,776,000	$—	$—

Prior to being reported as discontinued operations, fiscal 2006 net sales and operating income of Carsen accounted for approximately 25.3% and 53.3% of our fiscal 2006 consolidated net sales and operating income, respectively.

Cash flows attributable to discontinued operations comprise the following:

	Year Ended July 31,
	2006	2005	2004

Net cash provided by operating activities	$6,561,000	$6,731,000	$4,565,000
Net cash provided by (used in) investing activities	$30,774,000	$(649,000)	$(122,000)

Financing activities of our discontinued operations did not result in any net cash in fiscal 2006, 2005 and 2004.

At July 31, 2006 and 2005, assets and liabilities of discontinued operations consisted of the following:

	July 31,
	2006	2005

Current assets:
Accounts receivable, net	$655,000	$13,401,000
Inventories	695,000	8,556,000
Prepaids and other current assets	771,000	1,067,000
Assets of discontinued operations-current	2,121,000	23,024,000

Property and equipment, net	—	627,000
Deferred income taxes	—	115,000
Other long-term assets	—	326,000
Assets of discontinued operations-non-current	—	1,068,000

Total assets of discontinued operations	$2,121,000	$24,092,000

Current liabilities:
Accounts payable	$2,744,000	$4,345,000
Compensation payable	1,195,000	973,000
Accrued expenses	354,000	585,000
Deferred revenue	1,063,000	1,007,000
Income taxes payable	2,023,000	957,000
Deferred income taxes	—	824,000
Liabilities of discontinued operations-current	7,379,000	8,691,000

Liabilities of discontinued operations-non-current	—	100,000

Total liabilities of discontinued operations	$7,379,000	$8,791,000

Total net (liabilities) assets	$(5,258,000)	$15,301,000

As of September 18, 2006, substantially all of the July 31, 2006 assets (which primarily related to the finalization of the Olympus transaction) have been converted to cash and a significant portion of the liabilities have been paid; the remaining liabilities will be settled prior to the end of fiscal 2007.

6.             Financial Instruments

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

Carsen purchased and paid for a substantial portion of its products in United States dollars and sold its products in Canadian dollars, and was therefore exposed to fluctuations in the rates of exchange between the United States dollar and the Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen entered into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts were designated as cash flow hedge instruments. Due to the sale of substantially all of Carsen’s assets to Olympus on July 31, 2006, Carsen no longer has any such foreign currency forward contracts at July 31, 2006.

In addition, changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. Due to the insignificant net amount of assets and liabilities of our Netherlands subsidiary denominated in United States dollars at July 31, 2006, we did not have any foreign currency forward contracts on that date. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During fiscal 2006, such forward contracts were effective in offsetting most of the impact of the weakening of the euro on our results of operations.

All of our foreign currency forward contracts were designated as hedges in accordance with SFAS 133. Recognition of gains and losses related to the Canadian foreign currency forward contracts were deferred within other comprehensive income until settlement of the underlying commitments, and realized gains and losses were recorded within cost of sales upon settlement. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

As of July 31, 2006 and 2005, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. We believe that as of July 31, 2006, the fair value of our outstanding borrowings under our credit facilities approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

7.             Intangibles and Goodwill

Our intangible assets which continue to be subject to amortization consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years as of July 31, 2006. Amortization expense related to intangible assets was $4,726,000, $1,590,000 and $1,264,000 for fiscal 2006, 2005 and 2004, respectively. Intangible assets acquired in conjunction with the Crosstex acquisition are more fully described in Note 3 to the Consolidated Financial Statements. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	July 31, 2006
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$23,411,000	$(4,778,000)	$18,633,000
Technology	8,880,000	(2,929,000)	5,951,000
Brand names	8,700,000	(870,000)	7,830,000
Non-compete agreements	1,969,000	(469,000)	1,500,000
Patents and other registrations	343,000	(46,000)	297,000
	43,303,000	(9,092,000)	34,211,000
Trademarks and tradenames	9,008,000	—	9,008,000
Total intangible assets	$52,311,000	$(9,092,000)	$43,219,000

	July 31, 2005
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$5,123,000	$(2,141,000)	$2,982,000
Technology	8,404,000	(2,034,000)	6,370,000
Non-compete agreements	169,000	(113,000)	56,000
Patents and other registrations	384,000	(39,000)	345,000
	14,080,000	(4,327,000)	9,753,000
Trademarks and tradenames	3,462,000	—	3,462,000
Total intangible assets	$17,542,000	$(4,327,000)	$13,215,000

Estimated annual amortization expense of our intangible assets for the next five years is as follows:

Year Ending July 31,
2007	$4,724,000
2008	4,527,000
2009	4,206,000
2010	3,982,000
2011	3,765,000

Goodwill changed during fiscal 2006 and 2005 as follows:

				Water
			Endoscope	Purification		Total
	Dialysis	Dental	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2004	$8,958,000	$—	$6,245,000	$11,321,000	$6,599,000	$33,123,000
Adjustments primarily relating to income tax exposure of acquired businesses	(543,000)	—	—	(285,000)	(59,000)	(887,000)
Foreign currency translation	—	—	13,000	401,000	469,000	883,000
Balance, July 31, 2005	8,415,000	—	6,258,000	11,437,000	7,009,000	33,119,000
Acquisitions	—	34,543,000	—	582,000	—	35,125,000
Earnout on acquisition	—	3,667,000	—	—	—	3,667,000
Adjustments primarily relating to income taxes of acquired businesses	(153,000)	—	—	(66,000)	(87,000)	(306,000)
Foreign currency translation	—	—	94,000	396,000	476,000	966,000
Balance, July 31, 2006	$8,262,000	$38,210,000	$6,352,000	$12,349,000	$7,398,000	$72,571,000

On July 31, 2006 and 2005, we performed impairment studies of the Company’s goodwill and trademark and tradenames and concluded that such assets were not impaired.

8.             Warranties

A summary of activity in the warranty reserves follows:

	Year Ended July 31,
	2006	2005

Beginning balance	$581,000	$658,000
Provisions	848,000	746,000
Charges	(845,000)	(827,000)
Foreign currency translation	4,000	4,000
Acquisitions	31,000	—
Ending Balance	$619,000	$581,000

The warranty provisions and charges during fiscal 2006 and 2005 relate principally to the Company’s endoscope reprocessing products.

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

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At July 31, 2006, the lender’s base rate was 8.25% and the LIBOR rate was 4.22%. The margins applicable to our outstanding borrowings at July 31, 2006 were 0.00% above the lender’s base rate and 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at July 31, 2006. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at July 31, 2006.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and

Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. In June 2006, Crosstex obtained a 600,000 euro standby letter of credit from its former bank relating to a fixed asset being constructed for Crosstex. Subsequent to July 31, 2006, a waiver was received from our lenders permitting the standby letter of credit. We are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On July 31, 2006, we had $38,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, all of which was under the United States term loan facility. In July 2006, we terminated our Canadian-based senior secured revolving credit facility with a Canadian bank due to the July 31, 2006 sale of substantially all of Carsen’s assets.

The maturities of our United States term loan facility are described in Note 11 to the Consolidated Financial Statements.

10.          Income Taxes

The consolidated effective tax rate from continuing operations was 44.3%, 41.0% and 41.6% for fiscal 2006, 2005, and 2004, respectively, and reflects income tax expense for our United States and international operations at their respective statutory rates.

The provision for income taxes from continuing operations consists of the following:

	Year Ended July 31,
	2006		2005		2004
	Currrent	Deferred	Current	Deferred	Current	Deferred

United States:
Federal	$5,554,000	$(1,337,000)	$1,269,000	$2,765,000	$183,000	$2,838,000
State	1,398,000	(297,000)	778,000	11,000	434,000	(65,000)
Canada	367,000	(177,000)	781,000	(267,000)	100,000	(134,000)
Netherlands	(119,000)	(25,000)	—	(24,000)	—	(30,000)
Japan	—	(66,000)	174,000	—	144,000	—
Total	$7,200,000	$(1,902,000)	$3,002,000	$2,485,000	$861,000	$2,609,000

The geographic components of income from continuing operations before income taxes are as follows:

	Year Ended July 31,
	2006	2005	2004

United States	$14,126,000	$12,936,000	$8,756,000
Canada	386,000	1,456,000	(246,000)
Netherlands	(2,423,000)	(1,397,000)	(483,000)
Japan	(138,000)	387,000	320,000
Total	$11,951,000	$13,382,000	$8,347,000

The effective tax rate from continuing operations differs from the United States statutory tax rate (35% in 2006 and 34% in 2005 and 2004) due to the following:

	Year Ended July 31,
	2006	2005	2004

Expected statutory tax	$4,183,000	$4,550,000	$2,838,000
Differential attributable to foreign operations:
Canada	54,000	18,000	49,000
Netherlands	704,000	451,000	134,000
Japan	(18,000)	43,000	35,000
State and local taxes	694,000	521,000	230,000
Extraterritorial income exclusion	(117,000)	(85,000)	(39,000)
Stock option expense	35,000	—	—
Tax reserve provision	(84,000)	(30,000)	232,000
Domestic production deduction	(241,000)	—	—
Change in Federal tax rate	39,000	—	—
Other	49,000	19,000	(9,000)
Total	$5,298,000	$5,487,000	$3,470,000

Deferred income tax assets and liabilities from continuing operations are comprised of the following:

	Year Ended July 31,
	2006	2005
Current deferred tax assets:
Accrued expenses	$1,108,000	$1,286,000
Inventories	873,000	865,000
Allowance for doubtful accounts	171,000	128,000
Alternative minimum tax credit	—	236,000
Domestic NOLs	—	151,000
Subtotal	2,152,000	2,666,000
Valuation allowance	(671,000)	—
	$1,481,000	$2,666,000
Non-current deferred tax assets:
Goodwill	$165,000	$207,000
Other long-term liabilities	672,000	697,000
Stock-based compensation	240,000	—
Foreign tax credit	1,424,000	—
Foreign NOLs	321,000	—
Capitalized R&D costs	1,070,000	—
Other	94,000	—
Subtotal	3,986,000	904,000
Valuation allowance	(2,172,000)	—
	1,814,000	904,000
Non-current deferred tax liabilities:
Property and equipment	(5,966,000)	(3,172,000)
Intangible assets	(15,906,000)	(4,458,000)
Cumulative translation adjustment	(1,443,000)	(1,919,000)
Tax on unremitted foreign earnings	(520,000)	(1,756,000)
	(23,835,000)	(11,305,000)
Net non-current deferred tax liabilities	$(22,021,000)	$(10,401,000)

Deferred tax assets and liabilities have been adjusted for changes in statutory tax rates as appropriate. Such changes only have a significant impact in the United States where substantially all of our deferred tax items exist. Such deferred tax items reflect a combined U.S. Federal and state effective rate of approximately 39% for fiscal 2006.

For domestic tax reporting purposes, our net operating loss carryforwards (“NOLs”) were fully utilized during the three months ended October 31, 2005. For foreign tax reporting purposes, our NOL’s at July 31, 2006 are approximately $1,133,000.  Of this amount, the NOLs from our Japanese subsidiary total approximately $137,000 and expire on July 31, 2013. The remaining NOLs of $996,000 relate to our Netherlands subsidiary and have an indefinite life.

On January 1, 2006, a favorable tax ruling in the Netherlands expired. This favorable ruling generated no effective tax rate for the Netherlands. The expiration of the ruling generated an effective tax rate which gave rise to deferred tax assets amounting to approximately $1,419,000 as of July 31, 2006. A valuation allowance was established in fiscal 2006 to reduce substantially all the net deferred tax assets of our Netherlands subsidiary.

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

We repatriated dividends of approximately $2,000,000 and $44,872,000 of qualified foreign earnings from continuing operations and discontinued operations, respectively, during fiscal 2006 for which we have provided U.S. Federal and state income taxes and foreign withholding taxes.

A portion of the undistributed earnings of our foreign subsidiaries amounting to approximately $1,447,000 was considered to be indefinitely reinvested at July 31, 2006. Accordingly, no provision has been made for United States income taxes that might result from repatriation of these earnings.

Canadian income taxes related to income from discontinued operations have an effective tax rate of approximately 35.4%. We also recorded a gain on disposal of discontinued operations of $6,776,000, which is net of $4,621,000 in taxes. Such income taxes related to the gain on disposal of discontinued operations include Canadian income and foreign withholding taxes of $2,617,000 and U.S. income taxes of $2,004,000. Such U.S. income taxes and foreign withholding taxes related exclusively to the aforementioned dividend repatriation. Additionally, we also recorded a deferred tax asset of approximately $1,424,000 related to a foreign tax credit that resulted from the dividend repatriation. This foreign tax credit carryover expires on July 31, 2016. A full valuation allowance was established in fiscal 2006 on this foreign tax credit as we believe that it is more likely than not that we will not utilize the foreign tax credit. See Note 5 to the Consolidated Financial Statements for additional information related to discontinued operations.

We had income tax reserves from continuing operations totaling $1,088,000 and $1,433,000 at July 31, 2006 and 2005, respectively. Such amounts were recorded in income taxes payable.

11.          Commitments and Contingencies

Long-term contractual obligations

Aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2007	2008	2009	2010	2011	Thereafter	Total

Maturities of the credit facilities	$4,000	$6,000	$8,000	$10,000	$10,000	$—	$38,000
Expected interest payments under the credit facilities (1)	2,441	2,109	1,642	1,040	366	—	7,598
Minimum commitments under noncancelable operating leases	2,748	2,261	2,092	1,589	1,085	2,132	11,907
Minimum commitments under noncancelable capital leases	14	—	—	—	—	—	14
Note payable - Dyped	734	638	—	—	—	—	1,372
Deferred compensation and other	55	47	41	34	406	1,012	1,595
Employment agreements	3,290	1,594	224	110	116	122	5,456
Total contractual obligations	$13,282	$12,649	$11,999	$12,773	$11,973	$3,266	$65,942

(1)   The expected interest payments under the credit facilities reflect an interest rate of 6.75%, which was our interest rate on outstanding borrowings at September 18, 2006.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Five of the more significant leases that contain escalation clauses are two building leases for our Water Purification and Filtration business and three building leases for our Dental business. The two Water Purification and Filtration building leases are for the United States headquarters in suburban Philadelphia, Pennsylvania and the Canadian headquarters in suburban Toronto, Ontario. The lease for the Philadelphia building provides for monthly base rent of approximately $15,100 during fiscal 2007 and escalates annually to approximately $18,200 in fiscal 2017 when it expires. The Toronto building lease provides for monthly base rent of approximately $9,900 during fiscal 2007 through fiscal 2009 and escalates to approximately $11,000 in fiscal 2010. The Toronto building lease expires in fiscal 2015. Both the Philadelphia and Toronto building leases are guaranteed by Cantel. Additionally, our Dental segment has three significant building leases with escalation clauses that are used for manufacturing and warehousing. One building lease in Sharon, Pennsylvania provides for monthly base rent of approximately $7,700 during fiscal 2007 and escalates annually to approximately $9,700 in fiscal 2015 when it expires. This facility is owned by an entity controlled by three of the former owners of Crosstex (two of whom currently serve as officers of Crosstex). The second building lease in Lawrenceville, Georgia provides for monthly base rent of approximately $11,000 during fiscal 2007 and escalates annually to approximately $11,800 in fiscal 2011 when it expires. The third building lease in Santa Fe Springs, California provides for monthly base rent of approximately $18,000 during fiscal 2007 and escalates annually to approximately $19,900 in fiscal 2011 when it expires.

Rent expense related to operating leases for fiscal 2006 was recorded on a straight-line basis and aggregated $2,881,000 (including rent expense attributable to our Dental segment of approximately $782,000) compared with $2,071,000 and $1,703,000 for fiscal 2005 and 2004, respectively. The fiscal 2006, 2005 and 2004 amounts exclude rent expense related to our discontinued operations.

Capital leases

Minimum commitments under capital leases are for four trucks used in our Water Purification and Filtration business. The aggregate cost of the four trucks was approximately $122,000. At July 31, 2006 and 2005, the net book value included in property and equipment was approximately $12,000 and $41,000, respectively.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At July 31, 2006, approximately $1,372,000 of this note was outstanding using the exchange rate on July 31, 2006. Such note is non-interest bearing and has been recorded at its present value of $1,282,000 at July 31, 2006. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

12.          Stock-Based Compensation

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

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statement of Income in fiscal 2006:

Year Ended
July 31, 2006

Cost of sales	$50,000
Operating expenses:
Selling	141,000
General and administrative	845,000
Research and development	20,000
Total operating expenses	1,006,000
Discontinued operations	122,000
Stock-based compensation before income taxes	1,178,000
Income tax benefits	(248,000)
Total stock-based compensation expense, net of tax	$930,000

For the year ended July 31, 2006, we have recorded in our condensed consolidated financial statements stock-based compensation expense in the amount of $1,178,000 (which decreased both basic and diluted earnings per share from net income by $0.06) with a corresponding increase to additional capital, partially offset by the related income tax benefits of $248,000 (which pertain to options that do not qualify as incentive stock options) with a corresponding increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities).

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options was $651,000 at July 31, 2006 with a remaining weighted average period of 18 months over which such expense is expected to be recognized.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during fiscal 2006, 2005 and 2004:

Weighted-Average	Year Ended
Black-Scholes Option	July 31,
Valuation Assumptions	2006	2005	2004

Dividend yield	0.0%	0.0%	0.0%
Expected volatility (1)	0.515	0.446	0.425
Risk-free interest rate (2)	4.65%	3.67%	3.32%
Expected lives (in years) (3)	4.80	3.49	4.47

(1) Volatility was based on historical closing prices of our Common Stock.

(2) The U.S. Treasury rate based on the expected life at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted during fiscal 2006 and 2005 under the 1998 Director’s Plan and certain options under the 1997 Employee Plan. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. In fiscal 2006, 2005 and 2004, the weighted average fair value of all options granted was $8.15, $7.38 and $3.94, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $2,714,000, $5,545,000 and $4,878,000 in fiscal 2006, 2005 and 2004, respectively. The aggregate fair value of all options vested was approximately $1,797,000, $7,555,000 and $1,690,000 in fiscal 2006, 2005 and 2004, respectively. The aggregate fair value of all options vested during fiscal 2005 was significant due to the accelerated vesting of certain options as more fully described in Note 2 to the Consolidated Financial Statements.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2003	2,271,277	$5.69
Granted	719,813	9.93
Canceled	(64,545)	9.83
Exercised	(680,895)	5.35

Outstanding at July 31, 2004	2,245,650	7.03
Granted	897,525	20.30
Canceled	(37,221)	12.63
Exercised	(397,461)	7.08

Outstanding at July 31, 2005	2,708,493	11.35
Granted	69,375	16.93
Canceled	(88,442)	8.96
Exercised	(315,727)	8.48

Outstanding at July 31, 2006	2,373,699	$11.98

Exercisable at July 31, 2004	1,228,364	$5.35

Exercisable at July 31, 2005	2,065,895	$11.81

Exercisable at July 31, 2006	2,125,735	$12.07

Upon exercise of stock options, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when an option is exercised, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. In fiscal 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $1,166,000.

At July 31, 2005 (prior to the adoption of SFAS 123R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Beginning August 1, 2005, we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. In fiscal 2006, $787,000 in excess tax benefits were shown as financing cash flows in our Consolidated Statement of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense (including tax benefits on stock compensation expense that has only been reflected in the pro forma disclosures) which was determined based upon the award’s fair value.

The following table summarizes additional information related to stock options outstanding at July 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at July 31, 2006	(Months)	Price	At July 31, 2006	(Months)	Price

$2.27- $5.16	642,375	22	$3.02	642,375	22	$3.02
$7.00- $14.83	798,048	24	$9.57	594,334	21	$9.51
$15.23 - $29.49	933,276	42	$20.21	889,026	42	$20.32
$2.27- $29.49	2,373,699	30	$11.98	2,125,735	30	$12.07

Total Intrinsic Value	$11,142,922			$10,195,315

A summary of our stock option plans follows:

1997 Employee Plan

A total of 3,750,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1997 Employee Stock Option Plan, as amended, which expires on October 15, 2007. Options under this plan:

•       are granted at the closing market price at the time of the grant,

•       are granted primarily as incentive stock options (although non-incentive stock options are permitted),

•       are usually exercisable in three or four equal annual installments contingent upon being employed by the Company during that period, and

•       typically expire five years from the date of the grant.

This plan was amended in December 2003 to permit the grant of options that do not qualify as incentive stock options. At July 31, 2006, options to purchase 1,698,699 shares of Common Stock were outstanding under the 1997 Employee Plan and 642,785 shares were available for grant. In July 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options, as more fully described above.

1991 Directors’ Plan

A total of 450,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1991 Directors’ Stock Option Plan, which expired in fiscal 2001. All options outstanding at July 31, 2006 under this plan do not qualify as incentive stock options, have a term of ten years and are fully exercisable. At July 31, 2006, options to purchase 63,000 shares of Common Stock were outstanding. No additional options will be granted under this plan.

1998 Directors’ Plan

A total of 450,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1998 Directors’ Stock Option Plan, as amended. Options under this plan:

•       are granted to directors at the closing market price at the time of grant,

•       are granted automatically to each newly appointed or elected director to purchase 15,000 shares,

•       are granted annually on the last day of our fiscal year to each member of our Board of Directors to purchase 1,500 shares (assuming the individual is still a member of the Board of Directors, 50% are exercisable on the first anniversary of the grant of such options and 50% are exercisable on the second anniversary of the grant of such options),

•       are granted quarterly on the last day of each of our fiscal quarters to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting to purchase 750 shares (100% are exercisable immediately),

•       have a term of ten years if granted prior to July 31, 2000 or five years if granted on or after July 31, 2000, and

•       do not qualify as incentive stock options.

At July 31, 2006, options to purchase 266,625 shares of Common Stock were outstanding under the 1998 Directors’ Plan and 86,625 shares were available for grant.

Non-plan options

We also have 345,375 non-plan options outstanding at July 31, 2006 which have been granted at the closing market price at the time of grant and expire up to a maximum of ten years from the date of grant. These non-plan options do not qualify as incentive stock options.

13.          Accumulated Other Comprehensive Income

Our accumulated other comprehensive income consists of the following:

	July 31,
	2006	2005

Unrealized loss on currency hedging, net of tax	$—	$(90,000)
Accumulated translation adjustment, net of tax	6,715,000	5,711,000
	$6,715,000	$5,621,000

For purposes of translating the balance sheet at July 31, 2006 compared with July 31, 2005, the value of the Canadian dollar increased by approximately 8.2% and the value of the euro increased by approximately 5.2% compared with the value of the United States dollar. The total of these currency movements increased the accumulated translation adjustment by $1,004,000 during fiscal 2006 after adjusting for the realization of the cumulative translation adjustment related to our discontinued operations in the amount of $3,286,000 (which was recorded in the gain on disposal of discontinued operations, net of tax, in the Consolidated Statement of Income.)

14.          Earnings Per Common Share

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

The calculations of weighted average common shares and earnings per share for all periods presented reflect the January 2005 stock split, as described in Note 1 to the Consolidated Financial Statements.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended July 31,
	2006	2005	2004

Numerator for basic and diluted earnings per share:
Income from continuing operations	$6,653,000	$7,895,000	$4,877,000
Income from discontinued operations	10,268,000	7,610,000	5,777,000
Gain from discontinued operations	6,776,000	—	—
Net income	$23,697,000	$15,505,000	$10,654,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	15,470,990	14,830,318	14,187,603

Dilutive effect of options using the treasury stock method and the average market price for the year	804,698	1,377,423	1,056,554

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,275,688	16,207,741	15,244,157

Basic earnings per share:
Continuing operations	$0.43	$0.53	$0.34
Discontinued operations	0.66	0.52	0.41
Gain from discontinued operations	0.44	—	—
Net income	$1.53	$1.05	$0.75

Diluted earnings per share:
Continuing operations	$0.41	$0.49	$0.32
Discontinued operations	0.63	0.47	0.38
Gain from discontinued operations	0.42	—	—
Net income	$1.46	$0.96	$0.70

15.          Repurchase of shares

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

The first purchase under our repurchase program occurred on April 19, 2006. Through July 31, 2006, we had completed the repurchase of 303,000 shares under the repurchase program.

The following table summarizes the repurchase of Common Stock under the repurchase program during fiscal 2006:

		Total Number	Maximum Number Of Shares
	Average Price	Of Shares	That May Yet Be Purchased
Month	Paid Per Share	Purchased	Under The Program
April	$14.63	123,300	376,700
May	$14.09	43,800	332,900
June	$13.69	110,400	222,500
July	$14.30	25,500	197,000
		303,000

Through September 18, 2006, we had completed the purchase of 349,600 shares under the repurchase program at a total average price per share of $14.14. Therefore, at September 18, 2006, the maximum number of shares that may be purchased under the program are 150,400 shares.

16.          Retirement Plans

We have 401(k) Savings and Retirement Plans for the benefit of eligible United States employees. Additionally, Crosstex maintains a profit sharing plan for the benefit of eligible employees. Contributions by the Company are both discretionary and non-discretionary and are limited in any year to the amount allowable by the Internal Revenue Service.

Aggregate employer contributions under these plans were $898,000, $1,054,000 and $537,000 for fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, our new Dental segment contributed $399,000. The higher employer contributions in fiscal 2005, compared with fiscal 2006 and 2004, was primarily due to the Company providing discretionary contributions in fiscal 2005 to eligible United States employees primarily in our Dialysis, Endoscope Reprocessing and Therapeutic reporting segments. No such discretionary contributions were given in fiscal 2006 and 2004.

17.          Supplemental Cash Flow Information

Interest paid was $3,299,000, $966,000 and $1,082,000 for fiscal 2006, 2005 and 2004, respectively.

Income tax payments were $7,470,000, $2,137,000 and $421,000 for fiscal 2006, 2005 and 2004, respectively. The increase in income tax payments in fiscal 2006 as compared to fiscal 2005 and 2004 is due to the full utilization of our remaining Federal net operating loss carry forwards in fiscal 2006. Included in the fiscal 2004 income tax payments are refunds received which related to prior year overpayments of foreign income taxes.

As part of the purchase price for the Crosstex acquisition, as more fully described in Note 3 to the Consolidated Financial Statements, 384,821 shares of Cantel common stock (valued at $6,737,000) were issued to the former Crosstex shareholders.

18.                               Information as to Operating Segments and Foreign and Domestic Operations

We are a leading provider of infection prevention and control products in the healthcare market. Our products include specialized medical device reprocessing systems for renal dialysis and endoscopy, dialysate concentrates and other dialysis supplies, water purification equipment, sterilants, disinfectants and cleaners, hollow fiber membrane filtration and separation products for medical and non-medical applications, and specialty packaging for infectious and biological specimens. We also provide technical maintenance for our products and offer compliance training services for the transport of infectious and biological specimens.

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and operating income.

Since the acquisition of Crosstex was completed on the first day of fiscal 2006, the results of operations of Crosstex are included in the accompanying segment information for fiscal 2006 and are excluded from the accompanying segment information for fiscal 2005 and 2004. The Crosstex acquisition added a new reporting segment known as Dental as more fully described below.

Since the acquisition of Saf-T-Pak occurred in June 1, 2004, its results of operations are included in the accompanying segment information for fiscal 2006, 2005 and the portion of fiscal 2004 subsequent to the date of acquisition.

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

Our Dental segment is particularly reliant on four customers who collectively accounted for 48% of Dental segment net sales and 13% of our consolidated net sales from continuing operations during fiscal 2006. Three of such customers, Henry Schein, Benco Dental and Patterson Dental each accounted for 10% or more of this segment’s net sales during that period.

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

All Other

In accordance with quantitative thresholds established by SFAS 131, we have combined the Specialty Packaging, and Therapeutic operating segments into the All Other reporting segment.

Specialty Packaging, which includes specialty packaging and thermal control products, as well as related compliance training, for the safe transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products.

Therapeutic Filtration, which includes hollow fiber filter devices and ancillary products for use in medical applications that are sold to biotech manufacturers and third-party distributors.

On July 31, 2006, Carsen closed the sale of substantially all of its assets to Olympus America Inc. and certain of its affiliates under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus, as more fully described in Note 5 to the Consolidated Financial Statements. As a result of the foregoing transaction, Carsen no longer has any remaining product lines or active business operations. The businesses of Carsen, previously reported in the Endoscopy and Surgical, Endoscope Reprocessing and All Other reporting segments, are reflected as a discontinued operation in our Consolidated Financial Statements and have been excluded from segment results for all periods presented.

The operating segments follow the same accounting policies used for our Consolidated Financial Statements as described in Note 2.

Information as to operating segments is summarized below:

	Year Ended July 31,
	2006	2005	2004

Net sales:
Dialysis	$58,908,000	$65,457,000	$60,810,000
Dental	54,293,000	—	—
Water Purification and Filtration	36,356,000	29,123,000	29,718,000
Endoscope Reprocessing	30,403,000	28,677,000	24,726,000
All Other	12,219,000	13,900,000	7,787,000
Total	$192,179,000	$137,157,000	$123,041,000

Operating Income:
Dialysis	$6,915,000	$8,081,000	$6,702,000
Dental	7,917,000	—	—
Water Purification and Filtration	2,758,000	2,711,000	2,949,000
Endoscope Reprocessing	2,451,000	4,428,000	2,979,000
All Other	1,722,000	3,973,000	941,000
	21,763,000	19,193,000	13,571,000
General corporate expenses	(6,419,000)	(4,871,000)	(3,727,000)
Interest expense, net	(3,393,000)	(940,000)	(1,497,000)

Income from continuing operations before income taxes	$11,951,000	$13,382,000	$8,347,000

	Year Ended July 31,
	2006	2005	2004

Identifiable assets:
Dialysis	$32,856,000	$36,585,000	$40,930,000
Dental	97,351,000	—	—
Water Purification and Filtration	35,858,000	31,308,000	28,394,000
Endoscope Reprocessing	21,602,000	21,634,000	18,906,000
All Other	17,220,000	17,713,000	17,645,000
General corporate, including cash and cash equivalents	31,219,000	33,947,000	19,282,000
Total	236,106,000	141,187,000	125,157,000
Assets from discontinued operations	2,121,000	24,092,000	21,569,000
Total	$238,227,000	$165,279,000	$146,726,000

Capital expenditures:
Dialysis	$544,000	$870,000	$728,000
Dental	3,471,000	—	—
Water Purification and Filtration	948,000	1,187,000	563,000
Endoscope Reprocessing	861,000	390,000	398,000
All Other	134,000	217,000	87,000
General corporate	111,000	40,000	2,000
Total	6,069,000	2,704,000	1,778,000
Assets from discontinued operations	—	649,000	140,000
Total	$6,069,000	$3,353,000	$1,918,000

Depreciation and amortization:
Dialysis	$1,797,000	$1,841,000	$1,956,000
Dental	5,344,000	—	—
Water Purification and Filtration	1,301,000	1,027,000	970,000
Endoscope Reprocessing	626,000	643,000	614,000
All Other	865,000	853,000	407,000
General corporate	27,000	33,000	28,000
Total	9,960,000	4,397,000	3,975,000
Assets from discontinued operations	223,000	169,000	178,000
Total	$10,183,000	$4,566,000	$4,153,000

Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

	Year Ended July 31,
	2006	2005	2004

Net sales:
United States	$162,030,000	$104,849,000	$97,761,000
Canada	7,960,000	8,761,000	8,062,000
Asia/Pacific	7,996,000	9,647,000	8,242,000
Europe/Africa/Middle East	9,893,000	7,940,000	6,652,000
Latin America/South America	4,300,000	5,960,000	2,324,000
Total	$192,179,000	$137,157,000	$123,041,000

Total long-lived assets:
United States	$36,582,000	$20,231,000	$20,501,000
Canada	1,244,000	961,000	710,000
Asia/Pacific	28,000	27,000	11,000
Europe	2,135,000	2,168,000	2,191,000
Total	$39,989,000	$23,387,000	$23,413,000
Goodwill and intangible assets	115,790,000	46,334,000	46,886,000
Assets from discontinued operations	—	1,068,000	2,483,000
Total	$155,779,000	$70,789,000	$72,782,000

19.          Direct Sale of Medivators Systems in the United States

On August 2, 2006, we commenced the sale and service of our Medivators brand endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables through our own United States field sales and service organization. Our direct sale of these products is the result of our decision that it is in our best long-term interests to control and develop our own hospital-based United States distribution network and, as such, not to renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006. Net sales to Olympus accounted for 9.8%, 11.8% and 13.4% of our net sales from continuing operations in fiscal 2006, 2005 and 2004, respectively.

Throughout the former distribution arrangement with Olympus, we employed our own personnel to provide clinical sales support activities as well as an internal technical and customer service function, depot maintenance and service and all logistics and distribution services for the Medivators/Olympus customer base. This existing and fully developed infrastructure will continue to be a critical factor in our new direct sales and service strategy. During fiscal 2006, we incurred $806,000 to develop our direct field sales and service organization in preparation for the August 2, 2006 implementation of our new direct sales and service strategy.

During the seven-year period following the expiration of the distribution agreement with Olympus on August 1, 2006, Olympus will have the option to provide certain ongoing support functions to its existing customer base of Medivators products, subject to the terms and conditions of the agreement. In addition, Olympus may continue to purchase from Minntech for resale in connection with such support functions, Medivators accessories, consumables, and replacement and repair parts, as well as Rapicide® disinfectant.

20.          Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended July 31, 2006 and 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Net sales	$47,812,000	$47,340,000	$46,887,000	$50,140,000
Cost of sales (2)	29,851,000	30,502,000	29,841,000	32,769,000
Gross profit (2)	17,961,000	16,838,000	17,046,000	17,371,000
Gross profit percentage (2)	37.6%	35.6%	36.4%	34.6%
Income from continuing operations, net of tax	2,218,000	1,874,000	1,639,000	922,000
Income from discontinued operations, net of tax	1,660,000	2,191,000	3,141,000	3,276,000
Gain (loss) on disposal of discontinued operations	(132,000)	(136,000)	(197,000)	7,241,000
Net income	$3,746,000	$3,929,000	$4,583,000	$11,439,000

Earnings per common share: (1)
Basic:
Continuing operations	$0.14	$0.12	$0.10	$0.06
Discontinued operations	0.11	0.14	0.20	0.21
Gain (loss) on Disposal	(0.01)	(0.01)	(0.01)	0.47
Net income	$0.24	$0.25	$0.29	$0.74
Diluted:
Continuing operations	$0.13	$0.11	$0.10	$0.06
Discontinued operations	0.10	0.14	0.19	0.20
Gain (loss) on Disposal	—	(0.01)	(0.01)	0.45
Net income	$0.23	$0.24	$0.28	$0.71

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Net sales	$32,568,000	$34,497,000	$34,427,000	$35,665,000
Cost of sales	19,694,000	21,292,000	20,953,000	21,337,000
Gross profit	12,874,000	13,205,000	13,474,000	14,328,000
Gross profit percentage	39.5%	38.3%	39.1%	40.2%
Income from continuing operations, net of tax	1,656,000	1,804,000	1,771,000	2,664,000
Income from discontinued operations, net of tax	1,451,000	2,072,000	2,038,000	2,049,000
Net income	$3,107,000	$3,876,000	$3,809,000	$4,713,000

Earnings per common share: (1)
Basic:
Continuing operations	$0.11	$0.12	$0.12	$0.18
Discontinued operations	0.10	0.14	0.13	0.14
Net income	$0.21	$0.26	$0.25	$0.32
Diluted:
Continuing operations	$0.10	$0.11	$0.11	$0.16
Discontinued operations	0.10	0.13	0.12	0.13
Net income	$0.20	$0.24	$0.23	$0.29

(1)          The summation of quarterly earnings per share does not necessarily equal the fiscal year earnings per share due to rounding.

(2)          Certain distribution and warehouse expenses of Crosstex have been reclassified from amounts previously reported in our quarterly Form 10-Q’s to conform with the accounting policies of Cantel which require such costs to be classified as cost of sales. These reclassifications affect cost of sales, gross profit and general and adminstrative expenses of our Dental segment, and therefore our consolidated amounts, and amounted to approximately $183,000, $187,000 and $189,000 for our first, second and third quarters of fiscal 2006, respectively.

21.          Legal Proceedings

In the normal course of business, we are subject to pending and threatened legal actions. It is our policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

On January 27, 2006, the United States District Court, District of Minnesota, granted Minntech’s Motion for Summary Judgment in the previously reported antitrust lawsuit commenced by HDC Medical, Inc. in November 2003. As a result of the ruling, the complaint against Minntech, a wholly-owned subsidiary of Cantel, has been dismissed. In March 2006, HDC filed a Notice of Appeal with respect to the court’s ruling for Summary Judgment and in April 2006, HDC filed its Brief and Addendum in support of its appeal. Minntech filed its Brief in response to the appeal on May 24, 2006 and HDC submitted a Reply Brief on June 7, 2006. Oral argument before the Eighth Circuit Court of Appeals in St. Louis is scheduled for October 19, 2006. We do not expect the Court to render a decision on HDC’s appeal prior to December 2006.

In July 2006, we received a letter from the “Sellers” of Biolab Equipment Ltd. claiming that the Contingent Payment under the Biolab Stock Purchase Agreement is payable to the Sellers but providing virtually no support for their position. We responded by stating that the claim has absolutely no merit but that a formal analysis with respect to fiscal 2006 could not be provided until the completion of our year-end financial statements. In October 2006, the Sellers sent a letter to us claiming that the Contingent Payment, as well as related incentive compensation payments to two of the Sellers under their employment agreements, has been fully earned. Although the Sellers provided an analysis purportedly supporting their position, we believe that the analysis is erroneous and the claim has no merit whatsoever.  We advised the Sellers of our position and within the next few weeks will deliver to the Sellers the formal calculations required under the terms of the Stock Purchase Agreement. Although we hope that this matter will be dropped following the Sellers’ receipt of such calculations, there can be no assurance in that regard. If we cannot amicably resolve this matter, the Sellers can commence an arbitration proceeding under the terms of the Stock Purchase Agreement. The maximum Contingent Payment and incentive compensation that could be earned under the Stock Purchase Agreement and related employment agreements of two of the Sellers (one of whom remains an employee of the Company) are approximately $3,000,000 and $600,000, respectively.

CANTEL MEDICAL CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at						Balance
	Beginning					Translation	at End
	of Period	Additions		(Deductions)		Adjustments	of Period

Allowance for doubtful accounts:

Year ended July 31, 2006	$737,000	$230,000	(4)	$(66,000)		$28,000	$929,000

Year ended July 31, 2005	$1,337,000	$17,000	(2)	$(665,000	)(3)	$48,000	$737,000

Year ended July 31, 2004	$1,070,000	$504,000	(1)	$(281,000)		$44,000	$1,337,000

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

(4)          Includes $100,000 recorded in connection with the purchase accounting for the Crosstex and Fluid Solutions acquisitions, and $130,000 charged to expenses during fiscal 2006.

