Form 10-Q
period 2006-10-31
CANTEL MEDICAL CORP
filed 2006-12-11
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006.

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

Number of shares of Common Stock outstanding as of November 30, 2006: 15,483,821.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$20,480	$29,898
Accounts receivable, net of allowance for doubtful accounts of $972 at October 31 and $929 at July 31	24,311	23,718
Inventories:
Raw materials	10,126	9,692
Work-in-process	3,438	3,717
Finished goods	11,409	10,533
Total inventories	24,973	23,942
Deferred income taxes	1,418	1,481
Prepaid expenses and other current assets	1,879	1,288
Assets of discontinued operations	404	2,121
Total current assets	73,465	82,448
Property and equipment, net	38,592	38,104
Intangible assets, net	42,160	43,219
Goodwill	72,667	72,571
Other assets	1,845	1,885
	$228,729	$238,227
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$4,500	$4,000
Accounts payable	7,917	8,062
Compensation payable	4,376	4,120
Earnout payable	—	3,667
Accrued expenses	7,003	7,633
Deferred revenue	2,528	1,859
Income taxes payable	842	2,377
Liabilities of discontinued operations	941	7,379
Total current liabilities	28,107	39,097

Long-term debt	32,500	34,000
Deferred income taxes	22,083	22,021
Other long-term liabilities	2,386	2,304

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; October 31 - 16,426,951 shares issued and 15,556,621 shares outstanding; July 31 - 16,149,489 shares issued and 15,399,102 shares outstanding	1,643	1,615
Additional capital	71,592	69,171
Retained earnings	71,363	69,395
Accumulated other comprehensive income	6,774	6,715
Treasury Stock, at cost; October 31 - 870,330 shares; July 31 - 750,387 shares	(7,719)	(6,091)
Total stockholders’ equity	143,653	140,805
	$228,729	$238,227

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	October 31,
	2006	2005
Net sales:
Product sales	$45,271	$43,841
Product service	5,213	3,971
Total net sales	50,484	47,812

Cost of sales:
Product sales	27,877	27,042
Product service	4,438	2,809
Total cost of sales	32,315	29,851

Gross profit	18,169	17,961

Expenses:
Selling	5,710	4,513
General and administrative	7,538	7,220
Research and development	1,166	1,220
Total operating expenses	14,414	12,953

Income from continuing operations before interest and income taxes	3,755	5,008

Interest expense	763	1,250
Interest income	(290)	(212)

Income from continuing operations before income taxes	3,282	3,970

Income taxes	1,559	1,752

Income from continuing operations	1,723	2,218

Income from discontinued operations, net of tax	245	1,660

Loss on disposal of discontinued operations, net of tax	—	(132)

Net income	$1,968	$3,746

Earnings per common share:
Basic:
Continuing operations	$0.11	$0.14
Discontinued operations	0.02	0.11
Loss on disposal of discontinued operations	—	(0.01)
Net income	$0.13	$0.24

Diluted:
Continuing operations	$0.11	$0.13
Discontinued operations	0.01	0.10
Loss on disposal of discontinued operations	—	—
Net income	$0.12	$0.23

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2006	2005

Cash flows from operating activities
Net income	$1,968	$3,746
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,431	2,969
Stock-based compensation expense	198	405
Amortization of debt issuance costs	85	77
Loss on disposal of fixed assets	—	18
Deferred income taxes	7	(781)
Excess tax benefits from stock-based compensation	(398)	—
Changes in assets and liabilities:
Accounts receivable	(576)	484
Inventories	(1,021)	(2,483)
Prepaid expenses and other current assets	(592)	(302)
Assets of discontinued operations	1,746	2,417
Accounts payable, accrued expenses and earnout	(3,475)	(694)
Income taxes payable	(1,022)	935
Liabilities of discontinued operations	(6,539)	(246)
Net cash (used in) provided by operating activities	(7,188)	6,545

Cash flows from investing activities
Capital expenditures	(1,768)	(685)
Proceeds from disposal of fixed assets	3	143
Acquisition of Crosstex, net of cash acquired	—	(68,093)
Other, net	(36)	105
Net cash used in investing activities	(1,801)	(68,530)

Cash flows from financing activities
Borrowings under term loan facility, net of debt issuance costs	—	39,399
Borrowings under revolving credit facility, net of debt issuance costs	—	27,635
Repayments under term loan facility	(1,000)	(16,250)
Repayments under revolving credit facility	—	(2,300)
Proceeds from exercises of stock options	1,317	580
Excess tax benefits from stock-based compensation	398	—
Purchases of treasury stock	(1,249)	—
Net cash (used in) provided by financing activities	(534)	49,064

Effect of exchange rate changes on cash and cash equivalents	105	536

Decrease in cash and cash equivalents	(9,418)	(12,385)
Cash and cash equivalents at beginning of period	29,898	33,335
Cash and cash equivalents at end of period	$20,480	$20,950

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                   Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2006 (the “2006 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet at July 31, 2006 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at July 31, 2006. Crosstex International, Inc. (“Crosstex”), Minntech Corporation (“Minntech”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak, Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

On July 31, 2006, Carsen Group Inc. (“Carsen”) closed the sale of substantially all of its assets to Olympus America Inc. and certain of its affiliates (collectively, “Olympus”) under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus, as more fully described in Note 14 to the Condensed Consolidated Financial Statements. As a result of the foregoing transaction, Carsen no longer has any remaining product lines or active business operations. The businesses of Carsen, previously reported in the Endoscopy and Surgical, Endoscope Reprocessing and All Other reporting segments, are reflected as a discontinued operation in our Condensed Consolidated Financial Statements and have been excluded from segment results for all periods presented. Net sales, cost of sales, operating expenses, interest expense and income taxes attributable to Carsen’s operations have been aggregated into a single line, income from discontinued operations, net of tax, on the Condensed Consolidated Statements of Income. Additionally, the assets and liabilities related to the discontinued operations have been segregated from continuing operations in the Condensed Consolidated Balance Sheets.

Therefore, we currently operate our business through six operating segments: Dental, Dialysis, Water Purification and Filtration, Endoscope Reprocessing, Specialty Packaging and Therapeutic Filtration. The Specialty Packaging and Therapeutic Filtration operating segments are combined in the All Other reporting segment.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Reclassifications

Certain distribution and warehouse expenses of Crosstex have been reclassified from amounts previously reported in our quarterly Form 10-Q’s for fiscal 2006 to conform with the accounting policies of Cantel which require such costs to be classified as cost of sales. These reclassifications affect cost of sales, gross profit and general and administrative expenses of our Dental segment, and therefore our consolidated amounts.

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

The following table shows the allocation of total stock-based compensation expense relating to continuing operations recognized in the Condensed Consolidated Statements of Income for the three months ended October 31, 2006 and 2005:

	Three Months Ended
	October 31,
	2006	2005

Cost of sales	$(1,000)	$22,000
Operating expenses:
Selling	26,000	53,000
General and administrative	169,000	294,000
Research and development	4,000	8,000
Total operating expenses	199,000	355,000
Stock-based compensation before income taxes	198,000	377,000
Income tax benefits	(105,000)	(93,000)
Total stock-based compensation expense, net of tax	$93,000	$284,000

For the three months ended October 31, 2006 and 2005, we have recorded in our Condensed Consolidated Financial Statements stock-based compensation expense relating to continuing operations of $198,000 and $377,000, respectively, with a corresponding increase to additional capital, partially offset by the related income tax benefits of $105,000 and $93,000, respectively (which pertain to options that do not qualify as incentive stock options), with a corresponding increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities).

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options was $598,000 at October 31, 2006 with a remaining weighted average period of 21 months over which such expense is expected to be recognized.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three months ended October 31, 2006 and 2005:

Weighted-Average	Three Months Ended
Black-Scholes Option	October 31,
Valuation Assumptions	2006	2005

Dividend yield	0.0%	0.0%
Expected volatility (1)	0.489	0.535
Risk-free interest rate (2)	4.67%	4.30%
Expected lives (in years) (3)	4.17	4.91

(1) Volatility was based on historical closing prices of our Common Stock.
(2) The U.S. Treasury rate on the expected life at the date of grant.
(3) Based on historical exercise behavior.

Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted during the three months ended October 31, 2006 and 2005 under the 1998 Director’s Plan and certain options under the 1997 Employee Plan. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three months ended October 31, 2006 and 2005, the weighted average fair value of all options granted was approximately $6.26 and $9.61, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised during the three months ended October 31, 2006 and 2005 was approximately $2,092,000 and $880,000, respectively. The aggregate fair value of all options vested during the three months ended October 31, 2006 and 2005 was approximately $305,000 and $905,000, respectively.

A summary of stock option activity during the three months ended October 31, 2006 follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2006	2,373,699	$11.98
Granted	36,000	14.18
Canceled	(149,323)	19.07
Exercised	(277,462)	6.27
Outstanding at October 31, 2006	1,982,914	$12.28

Exercisable at July 31, 2006	2,125,735	$12.07

Exercisable at October 31, 2006	1,789,569	$12.27

On November 7, 2006, the Company granted stock options for 270,000 shares to its employees at an exercise price of $14.22 per share. Total unrecognized stock-based compensation expense, net of tax, related to this November 7, 2006 grant was approximately $970,000 with a weighted average period of 44 months over which such expense is expected to be recognized. The weighted average fair value of the options granted was $6.13 per share.

Upon exercise of stock options, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the three months ended October 31, 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $566,000. For the three months ended October 31, 2005, none of the options exercised resulted in an income tax deduction.

Beginning August 1, 2005, we changed our cash flow presentation in accordance with SFAS 123R which requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. For the three months ended October 31, 2006, $398,000 of excess tax benefits were shown as financing cash flows in our Condensed Consolidated Statement of Cash Flows. There were no excess tax benefits for the three months ended October 31, 2005. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense (including tax benefits on stock compensation expense that has only been reflected in the pro forma disclosures) which was determined based upon the award’s fair value.

The following table summarizes additional information related to stock options outstanding at October 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at October 31, 2006	(Months)	Price	At October 31, 2006	(Months)	Price

$2.27 - $3.88	528,750	23	$2.97	528,750	23	$2.97
$7.62 - $14.83	646,513	27	$10.16	492,418	24	$9.88
$15.23 - $29.49	807,651	39	$20.08	768,401	39	$20.20
$2.27 - $29.49	1,982,914	31	$12.28	1,789,569	31	$12.27

Total Intrinsic Value	$8,756,706			$8,241,875

A summary of our stock option plans follows:

1997 Employee Plan

A total of 3,750,000 shares of Common Stock was reserved for issuance or available for grant under our 1997 Employee Stock Option Plan, as amended, which expires on October 15, 2007. Options under this plan:

•  are granted at the closing market price at the time of the grant,

•  are granted either as incentive stock options or stock options that do not qualify as incentive stock options,

•  are usually exercisable in three or four equal annual installments contingent upon being employed by the Company during that period, and

•  typically expire five years from the date of the grant.

At October 31, 2006, options to purchase 1,421,164 shares of Common Stock were outstanding under the 1997 Employee Plan and 762,108 shares were available for grant.

1991 Directors’ Plan

A total of 450,000 shares of Common Stock was reserved for issuance or available for grant under our 1991 Directors’ Stock Option Plan, which expired in fiscal 2001. All options outstanding at October 31, 2006 under this plan do not qualify as incentive stock options, have a term of ten years and are fully exercisable. At October 31, 2006, options to purchase 61,875 shares of Common Stock were outstanding. No additional options will be granted under this plan.

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

At October 31, 2006, options to purchase 267,000 shares of Common Stock were outstanding under the 1998 Directors’ Plan and 80,625 shares were available for grant.

Non-plan options

We also have 232,875 non-plan options outstanding at October 31, 2006 which have been granted at the closing market price at the time of grant and expire up to a maximum of ten years from the date of grant. These non-plan options do not qualify as incentive stock options.

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

Under the terms of Stock Purchase Agreements with the five stockholders of Crosstex, pursuant to which we acquired all of the issued and outstanding capital stock of Crosstex, we paid an aggregate purchase price (excluding any earnout) of approximately $77,863,000, comprised of approximately $69,843,000 in cash consideration and 384,821 shares of Cantel common stock (valued at $6,737,000) to the former Crosstex shareholders, and transaction costs of $1,283,000. The purchase price included the retirement of bank debt and certain other liabilities of Crosstex.  Of this purchase price, $2,900,000 is held in escrow for a period of eighteen months from the closing date in the eventuality that the sellers breach standard representations and warranties in the purchase agreement. The Company believes it is likely that the escrowed funds will be fully paid to the sellers, and therefore such amount has been included in the determination of the purchase price. In addition to this purchase price, there is a further $12,000,000 potential earnout payable to the sellers of Crosstex over three years based on the achievement by Crosstex of certain targets of (i) earnings before interest and taxes and (ii) gross profit percentage. For the initial post-acquisition year ended July 31, 2006, the full potential earnout for year one of $3,667,000 was earned by the sellers of Crosstex and therefore represents additional purchase price, bringing the aggregate earned purchase price as of October 31, 2006 to $81,530,000. The additional earnout purchase price for fiscal 2006 has been reflected in the accompanying Condensed Consolidated Balance Sheets at October 31, 2006 and July 31, 2006 as additional goodwill and as a separate item within current liabilities at July 31, 2006. Such amount was paid in October 2006. For the fiscal years ending July 31, 2007 and 2008, an additional earnout of $3,667,000 and $4,666,000, respectively, is available to the sellers of Crosstex if the specified targets of earnings before interest and taxes, and gross profit percentage, are achieved. Such additional earnout, if achieved, would represent additional purchase price and therefore be recorded as additional goodwill when earned.

Since the acquisition was completed on the first day of fiscal 2006, the results of operations of Crosstex are included in our results of operations for the three months ended October 31, 2006 and 2005. As a result of the acquisition, we added a new reporting segment known as Dental.

Operating income added by Crosstex excludes interest expense associated with the Company’s borrowings related to the acquisition. The segment operating income for the three months ended October 31, 2005 also excludes non-recurring charges directly related to the acquisition which were incurred by us upon the closing of the acquisition. Such non-recurring charges include (i) debt issuance costs relating to the term loan facility of approximately $160,000 and (ii) incentive compensation for an officer of Cantel of approximately $345,000. The aggregate amount of such charges was approximately $505,000 (or $318,000, net of tax) and has been included within general corporate expenses in our segment presentation in Note 12 to our Condensed Consolidated Financial Statements. However, included within our Dental segment operating income for the three months ended October 31, 2005 was amortization related to the step-up in the value of inventories of $658,000 (included within cost of sales.)

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
Allocation
Net Assets
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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $38,210,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our new Dental reporting segment. Included in cash and cash equivalents was $1,370,000 funded by the selling stockholders and utilized for the payment in August 2005 of current liabilities (included above and reflected within cash flows from investing activities in our Condensed Consolidated Statement of Cash Flows for the three months ended October 31, 2005) directly resulting from the acquisition.

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

Allocation
Net Assets
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

Since the acquisition was completed on May 1, 2006, the results of operations of Fluid Solutions are included in our results of operations for the three months ended October 31, 2006 and are excluded from our results of operations for the three months ended October 31, 2005. Pro forma consolidated statement of income data for the three months ended October 31, 2005 have not been presented due to the insignificant impact of this acquisition.

Note 4.                   Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect of FIN 48 on our financial position and results of operations and are therefore unable to estimate the effect on our overall results of operations or financial position.

Note 5.                   Comprehensive Income

The Company’s comprehensive income for the three months ended October 31, 2006 and 2005 is set forth in the following table:

	Three Months Ended
	October 31,
	2006	2005

Net income	$1,968,000	$3,746,000
Other comprehensive income (loss):
Unrealized loss on currency hedging, net of tax	—	(365,000)
Foreign currency translation, net of tax	59,000	1,759,000
Comprehensive income	$2,027,000	$5,140,000

Note 6.                   Financial Instruments

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

During the three months ended October 31, 2005, Carsen purchased and paid for a substantial portion of its products in United States dollars and sold its products in Canadian dollars, and was therefore exposed to fluctuations in the rates of exchange between the United States dollar and the Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen entered into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts were designated as cash flow hedge instruments. Recognition of losses related to the Canadian foreign currency forward contracts was deferred within other comprehensive income for the three months ended October 31, 2005 until settlement of the underlying commitments, and realized gains and losses were recorded within cost of sales (which is included within income from discontinued operations) upon settlement. Due to the sale of substantially all of Carsen’s assets to Olympus on July 31, 2006, Carsen no longer has any such foreign currency forward contracts.

In addition, changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There was one foreign currency forward contract amounting to €294,000 at October 31, 2006 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on November 30, 2006. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For the three months ended October 31, 2006, such forward contracts were effective in offsetting most of the impact of the strengthening of the euro on our results of operations. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

As of October 31, 2006, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. We believe that as of October 31, 2006, the fair value of our outstanding borrowings under our credit facilities approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

Note 7.                   Intangibles and Goodwill

Our intangible assets which continue to be subject to amortization consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $1,153,000 and $1,146,000 for the three months ended October 31, 2006 and 2005, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	October 31, 2006
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$23,430,000	$(5,446,000)	$17,984,000
Technology	8,972,000	(3,151,000)	5,821,000
Brand names	8,700,000	(1,087,000)	7,613,000
Non-compete agreements	1,969,000	(544,000)	1,425,000
Patents and other registrations	346,000	(52,000)	294,000
	43,417,000	(10,280,000)	33,137,000
Trademarks and tradenames	9,023,000	—	9,023,000
Total intangible assets	$52,440,000	$(10,280,000)	$42,160,000

	July 31, 2006
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$23,411,000	$(4,778,000)	$18,633,000
Technology	8,880,000	(2,929,000)	5,951,000
Brand names	8,700,000	(870,000)	7,830,000
Non-compete agreements	1,969,000	(469,000)	1,500,000
Patents and other registrations	343,000	(46,000)	297,000
	43,303,000	(9,092,000)	34,211,000
Trademarks and tradenames	9,008,000	—	9,008,000
Total intangible assets	$52,311,000	$(9,092,000)	$43,219,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2007 and the next five years is as follows:

Nine month period ending July 31, 2007	$3,567,000
Fiscal 2008	4,546,000
Fiscal 2009	4,224,000
Fiscal 2010	3,999,000
Fiscal 2011	3,782,000
Fiscal 2012	3,349,000

Goodwill changed during fiscal 2006 and the three months ended October 31, 2006 as follows:

				Water
			Endoscope	Purification		Total
	Dialysis	Dental	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2005	$8,415,000	$—	$6,258,000	$11,437,000	$7,009,000	$33,119,000
Acquisitions	—	34,543,000	—	582,000	—	35,125,000
Earnout on acquisition	—	3,667,000	—	—	—	3,667,000
Adjustments primarily relating to income tax exposure of acquired businesses	(153,000)	—	—	(66,000)	(87,000)	(306,000)
Foreign currency translation	—	—	94,000	396,000	476,000	966,000
Balance, July 31, 2006	8,262,000	38,210,000	6,352,000	12,349,000	7,398,000	72,571,000
Foreign currency translation	—	—	(6,000)	46,000	56,000	96,000
Balance, October 31, 2006	$8,262,000	$38,210,000	$6,346,000	$12,395,000	$7,454,000	$72,667,000

On July 31, 2006, we performed impairment studies of the Company’s goodwill and trademarks and tradenames and concluded that such assets were not impaired.

Note 8.                   Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended
	October 31,
	2006	2005

Beginning balance	$619,000	$581,000
Provisions	185,000	174,000
Charges	(211,000)	(237,000)
Foreign currency translation	—	1,000
Ending balance	$593,000	$519,000

The warranty provisions and charges during the three months ended October 31, 2006 and 2005 relate principally to the Company’s endoscope reprocessing products.

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

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At October 31, 2006, the lender’s base rate was 8.25% and the LIBOR rates ranged from 5.32% to 5.50%. The margins applicable to our outstanding borrowings at October 31, 2006 were 0% above the lender’s base rate and 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at October 31, 2006. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at October 31, 2006.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of October 31, 2006, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On October 31, 2006, we had $37,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, all of which was under the United States term loan facility.

Aggregate annual required maturities of the 2005 U.S. Credit Facilities over the remainder of fiscal 2007 and the next five years are as follows:

Nine month period ending July 31, 2007	$3,000,000
Fiscal 2008	6,000,000
Fiscal 2009	8,000,000
Fiscal 2010	10,000,000
Fiscal 2011	10,000,000
$37,000,000

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	October 31,
	2006	2005
Numerator for basic and diluted earnings per share:
Income from continuing operations	$1,723,000	$2,218,000
Income from discontinued operations	245,000	1,660,000
Disposal of discontinued operations	—	(132,000)
Net income	$1,968,000	$3,746,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	15,470,017	15,406,499

Dilutive effect of options using the treasury stock method and the average market price for the year	573,339	1,178,894

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,043,356	16,585,393

Basic earnings per share:
Continuing operations	$0.11	$0.14
Discontinued operations	0.02	0.11
Disposal of discontinued operations	—	(0.01)
Net income	$0.13	$0.24

Diluted earnings per share:
Continuing operations	$0.11	$0.13
Discontinued operations	0.01	0.10
Disposal of discontinued operations	—	—
Net income	$0.12	$0.23

Note 11.                 Income Taxes

The consolidated effective tax rate was 47.5% and 44.1% for the three months ended October 31, 2006 and 2005, respectively.

Our results of continuing operations for the three months ended October 31, 2006 and 2005 reflect income tax expense for our United States and international operations at their respective statutory rates. Our United States operations had an effective tax rate of 37.5% for the three months ended October 31, 2006. Our international operations include our subsidiaries in Canada, Singapore and Japan, which had effective tax rates for the three months ended October 31, 2006 of approximately 37.3%, 20.0% and 45.0%, respectively. A tax benefit was not recorded for the three months ended October 31, 2006 and 2005 on the losses from operations at our Netherlands subsidiary, thereby causing the overall effective tax rates to exceed statutory rates.

The higher overall effective tax rate for the three months ended October 31, 2006, as compared with the three months ended October 31, 2005, was principally due to losses related to our Netherlands operation for which no income tax benefit was recorded and the geographic mix of pretax income.

Note 12.                 Operating Segments

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

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2006 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended
	October 31,
	2006	2005

Net sales:
Dental	$15,407,000	$13,127,000
Dialysis	13,538,000	16,263,000
Water Purification and Filtration	9,971,000	7,997,000
Endoscope Reprocessing	8,511,000	7,372,000
All Other	3,057,000	3,053,000
Total	$50,484,000	$47,812,000

Operating Income:
Dental	$3,021,000	$1,636,000
Dialysis	1,753,000	2,517,000
Water Purification and Filtration	415,000	998,000
Endoscope Reprocessing	(559,000)	1,091,000
All Other	631,000	610,000
	5,261,000	6,852,000
General corporate expenses	(1,506,000)	(1,844,000)
Interest expense, net	(473,000)	(1,038,000)

Income before income taxes	$3,282,000	$3,970,000

Note 13.                 Legal Proceedings

In the normal course of business, we are subject to pending and threatened legal actions. It is our policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

On January 27, 2006, the United States District Court, District of Minnesota, granted Minntech’s Motion for Summary Judgment in the previously reported antitrust lawsuit commenced by HDC Medical, Inc. in November 2003. As a result of the ruling, the complaint against Minntech, a wholly-owned subsidiary of Cantel, has been dismissed. In March 2006, HDC filed a Notice of Appeal with respect to the court’s ruling for Summary Judgment and in April 2006, HDC filed its Brief and Addendum in support of its appeal. Minntech filed its Brief in response to the appeal on May 24, 2006 and HDC submitted a Reply Brief on June 7, 2006. Oral argument before the Eighth Circuit Court of Appeals in St. Louis occurred on October 19, 2006. We do not expect the Court to render a decision on HDC’s appeal prior to January 2007.

In July 2006, we received a letter from the “Sellers” of Biolab Equipment Ltd. claiming that the Contingent Payment under the Biolab Stock Purchase Agreement is payable to the Sellers but providing virtually no support for their position. We responded by stating that the claim has absolutely no merit but that a formal analysis with respect to fiscal 2006 could not be provided until the completion of our year-end financial statements. In October 2006, the Sellers sent a letter to us claiming that the Contingent Payment, as well as related incentive compensation payments to two of the Sellers under their employment agreements, has been fully earned. Although the Sellers provided an analysis purportedly supporting their position, we believe that the analysis is erroneous and the claim has no merit whatsoever.  We have advised the Sellers of our position and have delivered to the Sellers the formal calculations required under the terms of the Stock Purchase Agreement. The Sellers have rejected our position and have threatened to commence an arbitration proceeding under the terms of the Stock Purchase Agreement. If such a proceeding is commenced, we intend to vigorously defend our position and assert counter claims against the Sellers. The maximum Contingent Payment and incentive compensation that could be earned under the Stock Purchase Agreement and related employment agreements of two of the Sellers (one of whom remains an employee of the Company) are approximately $3,000,000 and $600,000, respectively.

Note 14.                 Discontinued Operations

On July 31, 2006, Carsen closed the sale of substantially all of its assets to Olympus under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus. Olympus purchased substantially all of Carsen’s assets other than those related to Carsen’s Medivators business and certain other smaller product lines. Following the closing, Olympus hired substantially all of Carsen’s employees and took over Carsen’s Olympus-related operations (as well as the operations related to the other acquired product lines). The transaction resulted in an after-tax gain of $6,776,000 and was recorded separately on the Consolidated Statements of Income for the year ended July 31, 2006 as gain on disposal of discontinued operations, net of tax. In connection with the transaction, Carsen’s Medivators-related assets as well as certain of its other assets that were not acquired by Olympus were sold to our new Canadian distributor of Medivators products.

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus will pay Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen are made following Olympus’ receipt of customer payments for such orders. As of October 31, 2006, approximately $174,000 has been recorded as income and has been reported in income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

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

Operating results attributable to Carsen’s business are summarized below:

	Three Months ended October 31,
	2006	2005

Net sales	$1,234,000	$12,420,000

Operating income	380,000	2,595,000
Interest expense	—	15,000
Income before income taxes	380,000	2,580,000
Income taxes	135,000	920,000
Income from discontinued operations, net of tax	$245,000	$1,660,000

Loss on disposal of discontinued operations	$—	$(203,000)
Income tax benefit	—	(71,000)
Loss on disposal of discontinued operations, net of tax	$—	$(132,000)

Included in net sales for the three months ended October 31, 2006 are sales that did not meet the Company’s revenue recognition policy as of July 31, 2006 and $174,000 of backlog payments. For the three months ended October 31, 2005, the disposal of discontinued operations represents severance expense which was included in the $6,776,000 gain on sale recorded on July 31, 2006.

Cash flows attributable to discontinued operations comprise the following:

	Three Months ended October 31,
	2006	2005

Net cash (used in) provided by operating activities	$(4,548,000)	$3,793,000

Investing and financing activities of our discontinued operations did not result in any net cash for the three months ended October 31, 2006 and 2005.

The components of assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets and the activity during the three months ended October 31, 2006 are as follows:

	July 31,	Recorded as	Amounts	October 31,
	2006	Income (Expense)	Settled	2006

Current assets:
Accounts receivable, net	$655,000	$—	$(443,000)	$212,000
Inventories	695,000	(695,000)	—	—
Prepaids and other current assets	771,000	171,000	(750,000)	192,000
Assets of discontinued operations	$2,121,000	$(524,000)	$(1,193,000)	$404,000

Current liabilities:
Accounts payable	$(2,744,000)	$—	$2,639,000	$(105,000)
Compensation payable	(1,195,000)	(193,000)	790,000	(598,000)
Accrued expenses	(354,000)	34,000	234,000	(86,000)
Deferred revenue	(1,063,000)	1,063,000	—	—
Income taxes payable	(2,023,000)	(135,000)	2,006,000	(152,000)
Liabilities of discontinued operations	$(7,379,000)	$769,000	$5,669,000	$(941,000)

The liabilities at October 31, 2006 are expected to be settled prior to July 31, 2007.

Note 15.                 Minntech/Medivators-Olympus Distribution Agreement

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

16.          Repurchase of Shares

On April 13, 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock. Under the repurchase program we repurchase shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program has a one-year term ending April 12, 2007.

The first purchase under our repurchase program occurred on April 19, 2006. Through October 31, 2006, we had completed the repurchase of 392,000 shares under the repurchase program at a total average price per share of $14.04. Through November 30, 2006, we had completed the repurchase of 464,800 shares under the repurchase program at a total average price per share of $14.02. Therefore, at November 30, 2006, the maximum number of additional shares that may be purchased under the program is 35,200 shares.

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

Results of Operations provides a discussion of the consolidated results of operations for the three months ended October 31, 2006 as compared with the three months ended October 31, 2005.

Liquidity and Capital Resources provides an overview of our working capital, cash flows, and financing and foreign currency activities.

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

•                  Therapeutic Filtration: Hollow fiber membrane filtration and separation technologies for medical applications (included in All Other reporting segment).

•                  Specialty Packaging: Specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products (included in All Other reporting segment).

Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (the “2006 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)                                                        As a result of our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006, we commenced the sale and service of our Medivators endoscope reprocessing equipment, as well as the Company’s high-level disinfectants, cleaners and consumables through our own United States field sales and service organization on August 2, 2006, as more fully described elsewhere in this MD&A, “Business – Risk Factors” in the 2006 Form 10-K and Note 15 to the Condensed Consolidated Financial Statements.

(ii)                                                     The dialysis industry has been undergoing significant consolidation which has adversely impacted the average selling price of some of our dialysis products and may continue to adversely affect our business, as more fully described elsewhere in this MD&A and in “Business - Risk Factors” in the 2006 Form 10-K.

(iii)                                                  The Olympus distribution agreements with Carsen, as well as Carsen’s active business operations, terminated on July 31, 2006, as more fully described elsewhere in this MD&A, “Business – Risk Factors” in the 2006 Form 10-K and Note 14 to the Condensed Consolidated Financial Statements. Accordingly, Carsen is reported as a discontinued operation for the three months ended October 31, 2006 and 2005.

Results of Operations

The results of operations reflect the continuing operating results of Cantel and its wholly-owned subsidiaries.

Certain distribution and warehouse expenses of Crosstex have been reclassified from amounts previously reported in our quarterly Form 10-Q for the three months ended October 31, 2005 to conform with the accounting policies of Cantel which require such costs to be classified as cost of sales. These reclassifications affect cost of sales, gross profit and selling expenses of our Dental segment, and therefore our consolidated totals.

The following discussion should also be read in conjunction with our 2006 Form 10-K.

The following table gives information as to the net sales from continuing operations and the percentage to the total net sales from continuing operations for each of our reporting segments.

	Three Months Ended
	October 31,
	2006		2005
	$	%	$	%
	(Dollar amounts in thousands)

Dental	$15,407	30.5	$13,127	27.5
Dialysis	13,538	26.8	16,263	34.0
Water Purification and Filtration	9,971	19.8	7,997	16.7
Endoscope Reprocessing	8,511	16.9	7,372	15.4
All Other	3,057	6.0	3,053	6.4
	$50,484	100.0	$47,812	100.0

Net Sales

Net sales increased by $2,672,000, or 5.6%, to $50,484,000 for the three months ended October 31, 2006 from $47,812,000 for the three months ended October 31, 2005.

The increase in net sales for the three months ended October 31, 2006 was principally attributable to increases in sales of dental products, water purification and filtration products and services, and endoscope reprocessing products and services. This increase in net sales was partially offset by decreases in sales of dialysis products.

The increase in sales of dental products of $2,280,000, or 17.4%, for the three months ended October 31, 2006, compared with the three months ended October 31, 2005, was primarily due to increased demand in the United States for face mask products and increases in selling prices of approximately $580,000.

The increase in sales of water purification and filtration products and services of $1,974,000, or 24.7%, for the three months ended October 31, 2006, compared with the three months ended October 31, 2005, was primarily due to the acquisition of Fluid Solutions on May 1, 2006 which resulted in $1,167,000 of incremental net sales for the three months ended October 31, 2006, as well as increased demand in North America for our water purification and filtration equipment.

The increase in sales of endoscope reprocessing products and services of $1,139,000, or 15.5%, for the three months ended October 31, 2006, compared with the three months ended October 31, 2005, was primarily due to an increase in demand for our endoscope disinfection equipment, disinfectants and product service both in the United States (primarily from continued sales to Olympus, which sales are expected to decrease in the future) and internationally. The increase in demand for our disinfectants and product service is attributable to the increased field population of equipment (including our Dyped endoscope disinfection equipment in Europe) and our ability to convert users of competitive disinfectants to our products. Although on August 2, 2006 we commenced the direct sale and service of our Medivators endoscope reprocessing equipment, as well as the Company’s high-level disinfectants, cleaners and consumables, through our own United States field sales and service organization as more fully described elsewhere in this MD&A, we did not realize the full benefit of these efforts during the three months ended October 31, 2006. However, we expect the direct sales effort to have a more positive impact in the future, including an increase in selling prices as a result of selling directly to our customers and not through Olympus.

Sales of dialysis products and services decreased by $2,725,000, or 16.8%, for the three months ended October 31, 2006, as compared with the three months ended October 31, 2005, primarily due to a decrease in demand from domestic and international customers for dialysate concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment), lower average selling prices for Renatron equipment (partially offset by an increase in demand for Renatrons) and Renalin sterilant due to increased sales to large national chains that typically receive more favorable pricing, and reduced demand for Renalin sterilant domestically. Partially offsetting the decrease in sales of dialysis products and services was an increase of approximately $570,000 in net sales as a result of shipping and handling fees, such as freight, invoiced to customers during the three months ended October 31, 2006 (related costs of a similar amount are included within cost of sales). The majority of the $570,000 related to one of our larger customers who was previously responsible for transportation related to the products they purchased from us; beginning in November 2005, this customer requested that we undertake and invoice them for such transportation.

The dialysis industry has been undergoing significant consolidation through the acquisition by certain major dialysis chains of smaller chains and independents. In October 2005, DaVita Inc. (“DaVita”), the second-largest dialysis chain in the United States, acquired Gambro AB’s United States dialysis clinic business, Gambro Healthcare, Inc. (“Gambro US”). DaVita and Gambro US are significant customers of our dialysis reuse products and accounted for approximately 28% and 25% of our dialysis net sales for the three months ended October 31, 2006 and 2005, respectively. The DaVita/Gambro US acquisition has resulted in greater buying power for the larger resulting entity and thereby a reduction in our net sales and profit margins due to reduced average selling prices of our dialyzer reprocessing products beginning in November 2005.

In addition, on March 31, 2006, Fresenius Medical Care (“Fresenius”), the largest dialysis chain in the United States and a provider of single-use dialyzer products, completed its acquisition of Renal Care Group, Inc. (“RCG”). RCG has been a significant customer of our dialysis reuse products. Combined net sales of Fresenius and RCG accounted for approximately 14% and 22% of our dialysis net sales for the three months ended October 31, 2006 and 2005, respectively. We anticipate Fresenius will convert all or substantially all of the dialysis clinics of RCG into single-use facilities, which will adversely affect our sales of dialysis products. Given the uncertainty of the post-acquisition operating strategies for Fresenius/RCG, we are currently unable to determine the timing and impact on our future sales of dialysis products and services. In addition, the DaVita and Fresenius acquisitions have resulted in the loss of low margin dialysate concentrate business since Gambro and Fresenius manufacture dialysate concentrate. Consequently, the DaVita and RCG dialysis centers have reduced their purchases of dialysate concentrate from us.

Increases in selling prices of our products did not have a significant effect on net sales for the three months ended October 31, 2006, except in our dental segment as mentioned above. However, as discussed previously, we experienced a reduction in our dialysis net sales and profit margins for the three months ended October 31, 2006, as compared with the three months ended

October 31, 2005, due to lower average selling prices resulting from the Davita/Gambro US acquisition.

Gross profit

Gross profit increased by $208,000, or 1.2%, to $18,169,000 for the three months ended October 31, 2006 from $17,961,000 for the three months ended October 31, 2005. Gross profit as a percentage of net sales for the three months ended October 31, 2006 and 2005 was 36.0% and 37.6%, respectively.

The lower gross profit percentage for the three months ended October 31, 2006, as compared with the three months ended October 31, 2005, was primarily attributable to a lower gross profit percentage on our (i) dialysis products due to lower average selling prices on Renatron equipment and sterilants principally as a result of increased sales to large national chains that typically receive more favorable pricing, unfavorable overhead absorption associated with the decrease in sales to domestic and international customers, and higher distribution costs; (ii) endoscope reprocessing products and services primarily due to higher manufacturing costs related to our Dyped product line manufactured in the Netherlands, and underutilization of our newly developed field service organization as we transition to our new direct sales and service strategy; and (iii) water purification and filtration products and services primarily due to unabsorbed manufacturing overhead, as well as the sale of water purification equipment at lower than normal margins due to start-up costs of a new line of machines. Partially offsetting these decreases in gross profit percentage were improved overhead absorption in our Dental segment due to increases in sales volume and the non-reoccurrence of a $658,000 one-time purchase accounting charge related to our Dental segment’s inventory which was incurred during the three months ended October 31, 2005.

Operating Expenses

Selling expenses increased by $1,197,000 to $5,710,000 for the three months ended October 31, 2006, from $4,513,000 for the three months ended October 31, 2005. For the three months ended October 31, 2006, selling expenses increased principally due to a higher cost structure of approximately $800,000 for our endoscope reprocessing direct sales network as a result of our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006, as more fully described elsewhere is this MD&A, and an increase in compensation expense of approximately $140,000 primarily due to additional sales and marketing personnel in our Specialty Packaging and Dental segments.

Selling expenses as a percentage of net sales were 11.3% for the three months ended October 31, 2006, compared with 9.4% for the three months ended October 31, 2005. The increase in selling expenses as a percentage of net sales was primarily attributable to the aforementioned factors.

General and administrative expenses increased by $318,000, or 4.4%, to $7,538,000 for the three months ended October 31, 2006, from $7,220,000 for the three months ended October 31, 2005 principally due to increased compensation expense, including additional personnel, of approximately $330,000; an increase of $160,000 in bad debt expense; the inclusion of approximately $135,000 of expenses related to Fluid Solutions; and increased accounting fees. Partially offsetting these increases were the non-reoccurrences of $345,000 in incentive compensation directly related to the Crosstex acquisition and $160,000 in debt financing costs related to our amended and restated credit facilities, both of which charges were incurred during the three months ended October 31, 2005.

General and administrative expenses as a percentage of net sales were 14.9% for the three months ended October 31, 2006, compared with 15.1% for the three months ended October 31, 2005.

Research and development expenses (which include continuing engineering costs) decreased by $54,000 to $1,166,000 for the three months ended October 31, 2006, from $1,220,000 for the three months ended October 31, 2005. The majority of our research and development expenses related to our Dyped endoscope reprocessor and specialty filtration products.

Interest

Interest expense decreased by $487,000 to $763,000 for the three months ended October 31, 2006, from $1,250,000 for the three months ended October 31, 2005 primarily due to the decrease in average outstanding borrowings, partially offset by an increase in average interest rates.

Interest income increased by $78,000 to $290,000 for the three months ended October 31, 2006, from $212,000 for the three months ended October 31, 2005 primarily due to an increase in average interest rates for the three months ended October 31, 2006.

Income from continuing operations before income taxes

Income from continuing operations before income taxes decreased by $688,000 to $3,282,000 for the three months ended October 31, 2006, from $3,970,000 for the three months ended October 31, 2005.

Income taxes

The consolidated effective tax rate was 47.5% and 44.1% for the three months ended October 31, 2006 and 2005, respectively.

Our results of continuing operations for the three months ended October 31, 2006 and 2005 reflect income tax expense for our United States and international operations at their respective statutory rates. Our United States operations had an effective tax rate of 37.5% for the three months ended October 31, 2006. Our international operations include our subsidiaries in Canada, Singapore and Japan, which had effective tax rates for the three months ended October 31, 2006 of approximately 37.3%, 20.0% and 45.0%, respectively. A tax benefit was not recorded for the three months ended October 31, 2006 and 2005 on the losses from operations at our Netherlands subsidiary, thereby causing the overall effective tax rates to exceed statutory rates.

The higher overall effective tax rate for the three months ended October 31, 2006, as compared with the three months ended October 31, 2005, was principally due to losses related to our Netherlands operation for which no income tax benefit was recorded and the geographic mix of pretax income.

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

The following table shows the allocation of total stock-based compensation expense relating to continuing operations recognized in the Condensed Consolidated Statements of Income for the three months ended October 31, 2006 and 2005:

	Three Months Ended
	October 31,
	2006	2005

Cost of sales	$(1,000)	$22,000
Operating expenses:
Selling	26,000	53,000
General and administrative	169,000	294,000
Research and development	4,000	8,000
Total operating expenses	199,000	355,000
Stock-based compensation before income taxes	198,000	377,000
Income tax benefits	(105,000)	(93,000)
Total stock-based compensation expense, net of tax	$93,000	$284,000

For the three months ended October 31, 2006 and 2005, we have recorded in our Condensed Consolidated Financial Statements stock-based compensation expense relating to continuing operations of $198,000 and $377,000, respectively, with a corresponding increase to additional capital, partially offset by the related income tax benefits of $105,000 and $93,000, respectively (which pertain to options that do not qualify as incentive stock options), with a corresponding increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities).

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options was $598,000 at October 31, 2006 with a remaining weighted average period of 21 months over which such expense is expected to be recognized.

On November 7, 2006, the Company granted stock options for 270,000 shares to its employees at an exercise price of $14.22 per share. Total unrecognized stock-based compensation expense, net of tax, related to this November 7, 2006 grant was approximately $970,000 with a weighted average period of 44 months over which such expense is expected to be recognized. The weighted average fair value of the options granted was $6.13 per share.

Upon exercise of stock options, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the three months ended October 31, 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $566,000. For the three months ended October 31, 2005, none of the options exercised resulted in an income tax deduction.

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

Liquidity and Capital Resources

Working capital

At October 31, 2006, the Company’s working capital was $45,358,000, compared with $43,351,000 at July 31, 2006.

Cash flows from operating activities

Net cash used in operating activities was $7,188,000 for the three months ended October 31, 2006, compared with net cash provided by operating activities of $6,545,000 for the three months ended October 31, 2005. For the three months ended October 31, 2006, the net cash used in operating activities was primarily due to an increase in inventories (due to planned increases in stock levels of certain products) and decreases in liabilities of discontinued operations (due to the wind-down of Carsen’s operations), accounts payable, accrued expenses and earnout (due to the payment of an earnout to the former owners of Crosstex) and income taxes payable (due to the timing associated with payments), partially offset by net income (after adjusting for depreciation and amortization, and stock-based compensation expense) and a decrease in assets of discontinued operations (due to the wind-down of Carsen’s operations). For the three months ended October 31, 2005, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation and amortization, stock-based compensation expense and deferred income taxes), and a decrease in assets of discontinued operations (primarily due to a decrease in Carsen’s receivables due to the timing of cash collections), partially offset by an increase in inventories (due to planned increases in stock levels of certain products).

Cash flows from investing activities

Net cash used in investing activities was $1,801,000 and $68,530,000 for the three months ended October 30, 2006 and 2005, respectively. For the three months ended October 31, 2006, the net cash used in investing activities was primarily for capital expenditures. For the three months ended October 31, 2005, the net cash used in investing activities was primarily for the acquisition of Crosstex and capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $534,000 for the three months ended October 31, 2006, compared with net cash provided by financing activities of $49,064,000 for the three months ended October 31, 2005. For the three months ended October 31, 2006, the net cash used in financing activities was primarily attributable to repayments under our credit facilities and the purchase of treasury stock, partially offset by exercises of stock options. For the three months ended October 31, 2005, net cash provided by financing activities was primarily attributable to borrowings under our credit facilities related to the acquisition of Crosstex, net of debt issuance costs, and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities.

Repurchase of shares

On April 13, 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock. Under the repurchase program we repurchase shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program has a one-year term ending April 12, 2007.

The first purchase under our repurchase program occurred on April 19, 2006. Through November 30, 2006, we had completed the repurchase of 464,800 shares under the repurchase program at a total average price per share of $14.02. Therefore, at November 30, 2006, the maximum number of additional shares that may be purchased under the program is 35,200 shares.

Discontinued Operations -Termination of Carsen’s Operations

On July 31, 2006, Carsen closed the sale of substantially all of its assets to Olympus under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus. Olympus purchased substantially all of Carsen’s assets other than those related to Carsen’s Medivators business and certain other smaller product lines. Following the closing, Olympus hired substantially all of Carsen’s employees and took over Carsen’s Olympus-related operations (as well as the operations related to the other acquired product lines). The transaction resulted in an after-tax gain of $6,776,000 and was recorded separately on the Consolidated Statements of Income for the year ended July 31, 2006 as gain on disposal of discontinued operations, net of tax. In connection with the transaction, Carsen’s Medivators-related assets as well as certain of its other assets that were not acquired by Olympus were sold to our new Canadian distributor of Medivators products.

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus will pay Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen are made following Olympus’ receipt of customer payments for such orders. As of October 31, 2006, approximately $174,000 has been recorded as income and has been reported in income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

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

Operating results attributable to Carsen’s business are summarized below:

	Three Months ended October 31,
	2006	2005

Net sales	$1,234,000	$12,420,000

Operating income	380,000	2,595,000
Interest expense	—	15,000
Income before income taxes	380,000	2,580,000
Income taxes	135,000	920,000
Income from discontinued operations, net of tax	$245,000	$1,660,000

Loss on disposal of discontinued operations	$—	$(203,000)
Income tax benefit	—	(71,000)
Loss on disposal of discontinued operations, net of tax	$—	$(132,000)

Included in net sales for the three months ended October 31, 2006 are sales that did not meet the Company’s revenue recognition policy as of July 31, 2006 and $174,000 of backlog payments. For the three months ended October 31, 2005, the disposal of discontinued operations represents severance expense which was included in the $6,776,000 gain on sale recorded on July 31, 2006.

Cash flows attributable to discontinued operations comprise the following:

	Three Months ended October 31,
	2006	2005

Net cash (used in) provided by operating activities	$(4,548,000)	$3,793,000

Investing and financing activities of our discontinued operations did not result in any net cash for the three months ended October 31, 2006 and 2005.

The components of assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets and the activity during the three months ended October 31, 2006 are as follows:

	July 31,	Recorded as	Amounts	October 31,
	2006	Income (Expense)	Settled	2006

Current assets:
Accounts receivable, net	$655,000	$—	$(443,000)	$212,000
Inventories	695,000	(695,000)	—	—
Prepaids and other current assets	771,000	171,000	(750,000)	192,000
Assets of discontinued operations	$2,121,000	$(524,000)	$(1,193,000)	$404,000

Current liabilities:
Accounts payable	$(2,744,000)	$—	$2,639,000	$(105,000)
Compensation payable	(1,195,000)	(193,000)	790,000	(598,000)
Accrued expenses	(354,000)	34,000	234,000	(86,000)
Deferred revenue	(1,063,000)	1,063,000	—	—
Income taxes payable	(2,023,000)	(135,000)	2,006,000	(152,000)
Liabilities of discontinued operations	$(7,379,000)	$769,000	$5,669,000	$(941,000)

The liabilities at October 31, 2006 are expected to be settled prior to July 31, 2007.

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

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At November 30, 2006, the lender’s base rate was 8.25% and the LIBOR rate was 5.32%. The margins applicable to our outstanding borrowings at November 30, 2006 were 0% above the lender’s base rate and 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at November 30, 2006. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at November 30, 2006.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. As of October 31, 2006, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On October 31, 2006, we had $37,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities all of which was under the United States term loan facility.

Aggregate annual required maturities of the 2005 U.S. Credit Facilities over the remainder of fiscal 2007 and the next five years are as follows:

Nine month period ending July 31, 2007	$3,000,000
Fiscal 2008	6,000,000
Fiscal 2009	8,000,000
Fiscal 2010	10,000,000
Fiscal 2011	10,000,000
$37,000,000

All of such maturing amounts reflect the repayment terms under the 2005 U.S. Credit Facilities.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At October 31, 2006, approximately $1,177,000 of this note was outstanding using the exchange rate on October 31, 2006. Such note is non-interest bearing and has been recorded at its present value of $1,102,000 at October 31, 2006. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are amounts due pursuant to deferred compensation arrangements for certain former Minntech directors and officers.

Operating leases

Aggregate future minimum commitments at October 31, 2006 under noncancelable operating leases for property and equipment are as follows:

Nine month period ending July 31, 2007	$2,283,000
Fiscal 2008	2,375,000
Fiscal 2009	2,192,000
Fiscal 2010	1,652,000
Fiscal 2011	1,120,000
Thereafter	2,140,000
$11,762,000

Financing needs

At October 31, 2006, we had a cash balance of $20,480,000, of which $8,339,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At November 30, 2006, substantially all of our $35,000,000 United States revolving credit facility was available.

Foreign currency

During the three months ended October 31, 2006, as compared with the three months ended October 31, 2005, the average value of the Canadian dollar increased by approximately 6.1% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect our results of operations principally for the following reasons:

(i)                   Our Canadian subsidiaries (which are included in the Specialty Packaging and Water Purification and Filtration segments) purchase a portion of their inventories, incur certain operating costs and sell a significant amount of their products in United States dollars, and therefore are exposed to realized foreign currency gains and losses upon payment of such payables and the collection of such receivables. Similarly, such United States denominated assets and liabilities must be converted into their functional Canadian currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The increase in the average value of the Canadian dollar, as explained above, primarily resulted in gains for such liabilities and losses for such assets. Since our Canadian subsidiaries had a similar amount of assets and liabilities denominated in United States dollars, the increase in the average value of the Canadian dollar had an insignificant effect on our results of operations for the three months ended October 31, 2006.

(ii)                Since our Canadian subsidiaries purchase a portion of their inventories, incur certain operating costs and sell a significant amount of their products in United States dollars and record such amounts in their financial statements in their functional Canadian currency, such amounts can be higher or lower based on the change in the average value of the Canadian dollar compared to the prior year. The increase in the average value of the Canadian dollar primarily resulted in such costs and such sales to be recorded at a lower amount for the three months ended October 31, 2006, as compared with the three months ended October 31, 2005. Since our Canadian subsidiaries had significantly more sales of their products in United States dollars than costs paid in United States dollars, the increase in the average value of the Canadian dollar had an insignificant negative impact upon their results of operations for the three months ended October 31, 2006 as compared to the three months ended October 31, 2005.

(iii)             The results of operations of our Canadian subsidiaries are translated from their functional Canadian currency to United States dollars for purposes of preparing our Condensed Consolidated Financial Statements. The increase in the average value of the Canadian dollar, as explained above, had an overall insignificant positive impact upon our results of operations due to translating the results of operations for the three months ended October 31, 2006 at a higher average currency exchange rate as compared with the average currency exchange rate used to translate the results of operations for the three months ended October 31, 2005.

During the three months ended October 31, 2006, such strengthening of the Canadian dollar relative to the United States dollar had an overall insignificant impact upon our continuing results of operations.

For the three months ended October 31, 2006, as compared with the three months ended October 31, 2005, the value of the euro increased by approximately 4.4% relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect our results of operations for the following reasons:

(i)                   Our Netherlands subsidiary (which is reported primarily in our Dialysis and Endoscope Reprocessing segments) maintains a portion of its cash in United States dollars, sells some of its products in United States dollars and pays various liabilities in United States dollars. Therefore, it is exposed to realized foreign currency gains and losses upon activity in such dollar cash accounts, collection of such receivables and payment of such liabilities. Similarly, such United States denominated assets and liabilities must be converted into their functional euro currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The increase in the average value of the euro, as explained above, primarily resulted in gains for such liabilities and losses for such assets. Since our Netherlands subsidiary had more assets than liabilities denominated in United States dollars, the increase in the average value of the euro had an overall adverse affect on our results of operations for the three months ended October 31, 2006.

(ii)                The results of operations of our Netherlands subsidiary are translated from its functional euro currency to United States dollars for the purpose of preparing our consolidated financial statements. The increase in the average value of the euro, as explained above, had an overall adverse impact upon our results of operations due to translating the fiscal 2006 results of operations (which had an overall loss) at a higher average currency exchange rate as compared with the average currency exchange rate used to translate the three months ended October 31, 2005 results of operations (which also had an overall loss).

During the three months ended October 31, 2006, such strengthening of the euro relative to the United States dollar had an overall adverse impact upon our results of operations.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges.  There was one foreign currency forward contract amounting to €189,000 at November 30, 2006 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expires on December 31, 2006. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During the three months ended October 31, 2006, such forward contracts were effective in offsetting most of the impact of the strengthening of the euro on our results of operations.

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

For purposes of translating the balance sheet at October 31, 2006 compared with July 31, 2006, the value of the Canadian dollar increased by approximately 0.9% and the value of the euro decreased by approximately 0.4% compared with the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $59,000 during the three months ended October 31, 2006, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2006, as compared with the three months ended October 31, 2005, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to dialysis, therapeutic, specialty packaging and endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and dental products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. In certain instances, primarily with respect to some of our water purification and filtration equipment, endoscope reprocessing equipment and an insignificant amount of our sales of dialysis equipment, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user. With respect to a portion of water purification and filtration product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

None of our sales contain right-of-return provisions, and customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis and dental products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis and dental customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $779,000 and $21,000 for the three months ended October 31, 2006 and 2005, respectively. Included in the volume rebates for the three months ended October 31, 2005 was approximately $300,000 in volume rebates as a result of the addition of dental products, offset by the cancellation of a volume rebate program resulting from consolidation in the dialysis industry. Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods. Trade-in allowances were not significant for the three months ended October 31, 2006 and 2005. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products, endoscope reprocessing products and services, and dental products are sold to third party distributors; the majority of water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies. Due to the direct distribution of our endoscope reprocessing products in the United States which commenced on August 2, 2006, the majority of our endoscope reprocessing products and services will be sold directly to hospitals and other end-users in the future.

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

Warranties

We provide for estimated costs that may be incurred to remedy deficiencies of quality or performance of our products at the time of revenue recognition. Most of our products have a one year warranty, although a majority of our endoscope reprocessing equipment in the United States carry a warranty period of up to fifteen months. We record provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on our results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded $132,000 of severance costs, net of tax, as a loss from disposal of discontinued operations for the three months ended October 31, 2005 related to the sale of substantially all of Carsen’s assets on July 31, 2006.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. Such a review considers known future changes in various effective tax rates, principally in the United States. If the United States effective tax rate were to change in the future, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments.

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

Other Matters

We do not have any off balance sheet financial arrangements, other than operating leases.

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

•                  the impact of significant government regulation on our businesses

You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the foregoing items to be a complete list of all potential risks or uncertainties. See “Risk Factors” in our 2006 Form 10-K for a discussion of the above risk factors and certain additional risk factors that you should consider before investing in the shares of our common stock.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to 2006 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an insignificant impact for the three months ended October 31, 2006, as compared with the three months ended October 31, 2005, upon our continuing results of operations and a positive impact on stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2006 Form 10-K. Fluctuations in the rates of currency exchange between the Euro and the United States dollar had an overall insignificant impact for the three months ended October 31, 2006, as compared with the three months ended October 31, 2005, upon our continuing results of operations as described in our MD&A, and had an adverse impact upon stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There was one foreign currency forward contract amounting to €294,000 at October 31, 2006 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on November 30, 2006. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For the three months ended October 31, 2006, such forward contracts were effective in offsetting most of the impact of the strengthening of the euro on our results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar for the three months ended October 31, 2006 and 2005 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest Rate Market Risk

We have a United States credit facility for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States.

Market Risk Sensitive Transactions

Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2006 Form 10-K.

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

Changes in Internal Control

On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. For the three months ended October 31, 2006 and 2005, Crosstex represented a material portion of our sales, net income and net assets. In conjunction with the due diligence performed by us in connection with this acquisition, we determined that the overall internal control environment of Crosstex contained a number of significant deficiencies, some of which rise to the level of material weaknesses. Some of the more significant internal control weaknesses included the lack of segregation of duties, the need to hire a principal financial and accounting officer, numerous limitations with respect to the management information systems, lack of application of GAAP in certain aspects of financial reporting, and substandard monthly closing procedures.

We believe we have remedied the majority of the more significant internal control weaknesses at Crosstex. In order to achieve these objectives, we took a number of steps during fiscal 2006 and the three months ended October 31, 2006 including hiring a principal financial and accounting officer at Crosstex in October 2005, formalizing the monthly closing procedures and timing, and ensuring consistent and complete application of GAAP. Additionally, we have implemented a number of additional internal control procedures designed to ensure the completeness and accuracy of reported financial information, including periodic physical inventories, monthly account analyses and quarter-end field reviews by representatives of Cantel’s financial and accounting staff. We are relying extensively on detect controls with respect to reported month-end financial information until such time that appropriate prevent controls can be implemented. We have evaluated the management information systems at Crosstex and have selected a replacement of the existing system. The implementation process of this new system has recently commenced and is expected to be completed late in fiscal 2007. Since the acquisition, significant improvements have already been made in the overall Crosstex internal control environment and will continue to be made throughout fiscal 2007. The most significant changes anticipated for fiscal 2007 are the implementation of a new management information system as discussed above and continued strengthening of the accounting and financial staff at Crosstex by hiring additional personnel. However, no assurances can be given that the implementation of the new management information system will be completed during fiscal 2007 and that such related controls will be operating effectively by July 31, 2007.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

See Part I, Item 1. – Note 13 above.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by Cantel:

On April 13, 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock. Under the repurchase program we repurchase shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program has a one-year term ending April 12, 2007.

The first purchase under our repurchase program occurred on April 19, 2006. Through October 31, 2006, we had completed the repurchase of 392,000 shares under the repurchase program. Through November 30, 2006, we had completed the repurchase of 464,800 shares under the repurchase program.

The following table summarizes the repurchase of Common Stock under the repurchase program by quarter during fiscal years 2007 and 2006:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the program

4/19/06 through 4/30/06	123,300	$14.63	123,300	376,700

5/1/06 through 7/31/06	179,700	$13.88	303,000	197,000

8/1/06 through 10/31/06	89,000	$13.56	392,000	108,000

11/1/06 through 11/30/06	72,800	$13.89	464,800	35,200

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

Date: December 11, 2006

	By:	/s/ James P. Reilly
James P. Reilly, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller