Form 10-Q
period 2007-01-31
CANTEL MEDICAL CORP
filed 2007-03-12
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007.

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

Number of shares of Common Stock outstanding as of February 28, 2007: 15,505,760.

PART I—FINANCIAL INFORMATION

ITEM 1.—FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31,	July 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$16,726	$29,898
Accounts receivable, net of allowance for doubtful accounts of $1,000 at January 31 and $929 at July 31	26,570	23,718
Inventories:
Raw materials	10,548	9,692
Work-in-process	3,942	3,717
Finished goods	11,557	10,533
Total inventories	26,047	23,942
Deferred income taxes	1,397	1,481
Prepaid expenses and other current assets	2,876	1,288
Assets of discontinued operations	91	2,121
Total current assets	73,707	82,448
Property and equipment, net	38,430	38,104
Intangible assets, net	40,821	43,219
Goodwill	72,157	72,571
Other assets	1,755	1,885
	$226,870	$238,227
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$5,000	$4,000
Accounts payable	9,284	8,062
Compensation payable	4,187	4,120
Earnout payable	—	3,667
Accrued expenses	6,584	7,633
Deferred revenue	1,750	1,859
Income taxes payable	—	2,377
Liabilities of discontinued operations	347	7,379
Total current liabilities	27,152	39,097

Long-term debt	31,000	34,000
Deferred income taxes	21,998	22,021
Other long-term liabilities	2,436	2,304

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; January 31 — 16,445,889 shares issued and 15,502,759 shares outstanding; July 31 — 16,149,489 shares issued and 15,399,102 shares outstanding	1,645	1,615
Additional capital	72,015	69,171
Retained earnings	73,633	69,395
Accumulated other comprehensive income	5,722	6,715
Treasury Stock, at cost; January 31 — 943,130 shares; July 31 — 750,387 shares	(8,731)	(6,091)
Total stockholders’ equity	144,284	140,805
	$226,870	$238,227

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Net sales:
Product sales	$46,263	$43,300	$91,534	$87,141
Product service	5,372	4,040	10,585	8,011
Total net sales	51,635	47,340	102,119	95,152

Cost of sales:
Product sales	27,835	27,522	55,712	54,564
Product service	4,279	2,980	8,717	5,789
Total cost of sales	32,114	30,502	64,429	60,353

Gross profit	19,521	16,838	37,690	34,799

Expenses:
Selling	5,729	4,114	11,439	8,627
General and administrative	8,058	7,268	15,596	14,488
Research and development	1,222	1,415	2,388	2,635
Total operating expenses	15,009	12,797	29,423	25,750

Income from continuing operations before interest and income taxes	4,512	4,041	8,267	9,049

Interest expense	759	1,082	1,522	2,332
Interest income	(160)	(149)	(450)	(361)

Income from continuing operations before income taxes	3,913	3,108	7,195	7,078

Income taxes	1,661	1,234	3,220	2,986

Income from continuing operations	2,252	1,874	3,975	4,092

Income from discontinued operations, net of tax	18	2,191	263	3,851

Loss on disposal of discontinued operations, net of tax	—	(136)	—	(268)

Net income	$2,270	$3,929	$4,238	$7,675

Earnings per common share:
Basic:
Continuing operations	$0.15	$0.12	$0.26	$0.26
Discontinued operations	—	0.14	0.01	0.25
Loss on disposal of discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.15	$0.25	$0.27	$0.50

Diluted:
Continuing operations	$0.14	$0.11	$0.25	$0.25
Discontinued operations	—	0.14	0.01	0.23
Loss on disposal of discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.14	$0.24	$0.26	$0.47

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2007	2006

Cash flows from operating activities
Net income	$4,238	$7,675
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,816	5,524
Stock-based compensation expense	415	678
Amortization of debt issuance costs	171	170
Loss on disposal of fixed assets	9	83
Deferred income taxes	(26)	(503)
Excess tax benefits from stock-based compensation	(423)	(621)
Changes in assets and liabilities:
Accounts receivable	(2,923)	1,260
Inventories	(2,153)	(3,076)
Prepaid expenses and other current assets	(1,590)	(321)
Assets of discontinued operations	2,023	543
Accounts payable and accrued expenses	226	(3,663)
Income taxes payable	(1,832)	(1,112)
Liabilities of discontinued operations	(7,007)	2,069
Net cash (used in) provided by operating activities	(4,056)	8,706

Cash flows from investing activities
Capital expenditures	(2,883)	(1,550)
Proceeds from disposal of fixed assets	11	143
Acquisition of Crosstex, net of cash acquired	(3,667)	(68,114)
Other, net	(1)	(9)
Net cash used in investing activities	(6,540)	(69,530)

Cash flows from financing activities
Borrowings under term loan facility, net of debt issuance costs	—	39,399
Borrowings under revolving credit facility, net of debt issuance costs	—	27,635
Repayments under term loan facility	(2,000)	(16,750)
Repayments under revolving credit facility	—	(5,800)
Proceeds from exercises of stock options	1,489	1,111
Excess tax benefits from stock-based compensation	423	621
Purchases of treasury stock	(2,260)	—
Net cash (used in) provided by financing activities	(2,348)	46,216

Effect of exchange rate changes on cash and cash equivalents	(228)	995

Decrease in cash and cash equivalents	(13,172)	(13,613)
Cash and cash equivalents at beginning of period	29,898	33,335
Cash and cash equivalents at end of period	$16,726	$19,722

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

The Condensed Consolidated Balance Sheet at July 31, 2006 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at each of January 31, 2007 and July 31, 2006. Crosstex International, Inc. (“Crosstex”), Minntech Corporation (“Minntech”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak, Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

On July 31, 2006, Carsen Group Inc. (“Carsen”) closed the sale of substantially all of its assets to Olympus America Inc. and certain of its affiliates (collectively, “Olympus”) under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus, as more fully described in Note 15 to the Condensed Consolidated Financial Statements. As a result of the foregoing transaction, Carsen no longer has any remaining product lines or active business operations. The businesses of Carsen, previously reported in the Endoscopy and Surgical, Endoscope Reprocessing and All Other reporting segments, are reflected as a discontinued operation in our Condensed Consolidated Financial Statements and have been excluded from segment results for all periods presented. Net sales, cost of sales, operating expenses, interest expense and income taxes attributable to Carsen’s operations have been aggregated into a single line, income from discontinued operations, net of tax, on the Condensed Consolidated Statements of Income. Additionally, the assets and liabilities related to the discontinued operations have been segregated from continuing operations in the Condensed Consolidated Balance Sheets.

We currently operate our business through six operating segments: Dental, Dialysis, Water Purification and Filtration, Endoscope Reprocessing, Specialty Packaging and Therapeutic Filtration. The Specialty Packaging and Therapeutic Filtration operating segments are combined in the All Other reporting segment for financial reporting purposes.

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

Note 2.                   Stock-Based Compensation

The following table shows the allocation of total stock-based compensation expense relating to continuing operations recognized in the Condensed Consolidated Statements of Income for the three and six months ended January 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Cost of sales	$15,000	$10,000	$14,000	$32,000
Operating expenses:
Selling	43,000	34,000	69,000	87,000
General and administrative	153,000	203,000	322,000	497,000
Research and development	6,000	4,000	10,000	12,000
Total operating expenses	202,000	241,000	401,000	596,000
Stock-based compensation before income taxes	217,000	251,000	415,000	628,000
Income tax benefits	(68,000)	(66,000)	(173,000)	(159,000)
Total stock-based compensation expense, net of tax	$149,000	$185,000	$242,000	$469,000

For the three and six months ended January 31, 2007, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional capital. The related income tax benefits (which pertain only to options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options was $1,474,000, net of tax, at January 31, 2007 with a remaining weighted average period of 32 months over which such expense is expected to be recognized. Such unrecognized stock-based compensation expense increased during the three months ended January 31, 2007 due to additional employee stock option grants.

On February 1, 2007, the Company granted 150,000 shares of restricted stock to certain of its employees which had a market price $16.25 per share based on the closing price of Cantel stock on that date. Total unrecognized stock-based compensation expense, net of tax, related to this February 1, 2007 grant was approximately $1,332,000 with a weighted average period of 36 months over which such expense is expected to be recognized.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three and six months ended January 31, 2007 and 2006:

Weighted-Average	Three Months Ended		Six Months Ended
Black-Scholes Option	January 31,		January 31,
Valuation Assumptions	2007	2006	2007	2006

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	0.361	0.518	0.371	0.530
Risk-free interest rate (2)	4.60%	4.19%	4.61%	4.27%
Expected lives (in years) (3)	4.05	4.67	4.06	4.84

(1)             Volatility was based on historical closing prices of our Common Stock.

(2)             The U.S. Treasury rate on the expected life at the date of grant.

(3)             Based on historical exercise behavior.

                With respect to stock options granted during the three months ended January 31, 2007, we reassessed both the expected option life and stock price volatility assumptions by evaluating more recent historical exercise behavior and stock price activity; such reevaluation resulted in reductions in both the expected option lives and volatility.

Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted during the six months ended January 31, 2007 and 2006 under the 1998 Director’s Plan and certain options under the 1997 Employee Plan. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and six months ended January 31, 2007, the weighted average fair value of all options granted was approximately $5.35 and $5.42, respectively.  For the three and six months ended January 31, 2006, the weighted average fair value of all options granted was approximately $8.53 and $9.31, respectively.  The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $132,000 and $2,224,000 for the three and six months ended January 31, 2007, respectively, and $598,000 and $1,478,000 for the three and six months ended January 31, 2006, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2006	2,373,699	$11.98
Granted	462,000	15.06
Canceled	(174,623)	18.86
Exercised	(296,400)	6.45
Outstanding at January 31, 2007	2,364,676	$12.77

Exercisable at July 31, 2006	2,125,735	$12.07

Exercisable at January 31, 2007	1,777,456	$12.31

Upon exercise of stock options, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the six months ended January 31, 2007 and 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $611,000 and $829,000, respectively.

We classify the cash flows resulting from excess tax benefits as financing cash flows on our Condensed Consolidated Statements of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense (including tax benefits on stock compensation expense that has only been reflected in the pro forma disclosures) which was determined based upon the award’s fair value.

The following table summarizes additional information related to stock options outstanding at January 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	At January 31, 2007	(Months)	Price	At January 31, 2007	(Months)	Price

$2.27 — $3.88	525,375	20	$2.97	525,375	20	$2.97
$7.62 — $14.83	899,450	34	$11.37	478,730	22	$9.87
$15.23 — $29.49	939,851	40	$19.58	773,351	36	$20.16
$2.27 — $29.49	2,364,676	33	$12.77	1,777,456	27	$12.31

Total Intrinsic Value	$11,353,935			$10,022,835

A summary of our incentive equity plans follows:

2006 Incentive Equity Plan

On January 10, 2007, the Company terminated our existing stock option plans and adopted the Cantel Medical Corp. 2006 Incentive Equity Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options (including incentive stock options), restricted stock awards, stock appreciation rights and performance-based awards (collectively “equity awards”) to our employees and non-employee Directors. The 2006 Plan does not permit the granting of discounted options or discounted stock appreciation rights. The maximum number of shares as to which stock options and stock awards may be granted under the 2006 Plan is 1,000,000 shares, of which 500,000 shares are authorized for issuance pursuant to stock options and stock appreciation rights and 500,000 shares are authorized for issuance pursuant to restricted stock and other stock awards. At January 31, 2007, no equity awards were granted under this plan; however, 150,000 shares of restricted stock awards were granted to certain employees on February 1, 2007. The 2006 Plan expires on November 13, 2016.

1997 Employee Plan

A total of 3,750,000 shares of Common Stock was reserved for issuance or available for grant under our 1997 Employee Stock Option Plan, as amended, which was terminated on January 10, 2007 in conjunction with the adoption of the 2006 Plan. Options outstanding under this plan:

•             were granted at the closing market price at the time of the grant,

•             were granted either as incentive stock options or stock options that do not qualify as incentive stock options,

•             are usually exercisable in three or four equal annual installments contingent upon being employed by the Company during that period, and

•             typically expire five years from the date of the grant.

At January 31, 2007, options to purchase 1,808,176 shares of Common Stock were outstanding under the 1997 Employee Plan. No additional options will be granted under this plan.

1991 Directors’ Plan

A total of 450,000 shares of Common Stock was reserved for issuance or available for grant under our 1991 Directors’ Stock Option Plan, which expired in fiscal 2001. All options outstanding at January 31, 2007 under this plan do not qualify as incentive stock options, have a term of ten years and are fully exercisable. At January 31, 2007, options to purchase 59,625 shares of Common Stock were outstanding. No additional options will be granted under this plan.

1998 Directors’ Plan

A total of 450,000 shares of Common Stock was reserved for issuance or available for grant under our 1998 Directors’ Stock Option Plan, as amended, which was terminated on January 10, 2007 in conjunction with the adoption of the 2006 Plan.  Options outstanding under this plan:

•     were granted to directors at the closing market price at the time of grant,

•     were granted automatically to each newly appointed or elected director to purchase 15,000 shares,

•     were granted annually on the last day of our fiscal year to each member of our Board of Directors to purchase 1,500 shares (assuming the individual was still a member of the Board of Directors, 50% are exercisable on the first anniversary of the grant of such options and 50% are exercisable on the second anniversary of the grant of such options),

•     were granted quarterly on the last day of each of our fiscal quarters to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting to purchase 750 shares (100% are exercisable immediately),

•     have a term of ten years if granted prior to July 31, 2000 or five years if granted on or after July 31, 2000, and

•     do not qualify as incentive stock options.

At January 31, 2007, options to purchase 265,125 shares of Common Stock were outstanding under the 1998 Directors’ Plan. No additional options will be granted under this plan.

Non-plan options

We also have 231,750 non-plan options outstanding at January 31, 2007 which have been granted at the closing market price at the time of grant and expire up to a maximum of ten years from the date of grant. These non-plan options do not qualify as incentive stock options.

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

Under the terms of Stock Purchase Agreements with the five stockholders of Crosstex, pursuant to which we acquired all of the issued and outstanding capital stock of Crosstex, we paid an aggregate purchase price (excluding any earnout) of approximately $77,863,000, comprised of approximately $69,843,000 in cash consideration and 384,821 shares of Cantel common stock (valued at $6,737,000) to the former Crosstex shareholders, and transaction costs of $1,283,000. The purchase price included the retirement of bank debt and certain other liabilities of Crosstex.  Of this purchase price, $2,900,000 was held in escrow for a period of eighteen months from the closing date as security for the seller’s indemnification obligations under the purchase agreement. The escrowed funds were released in full to the sellers on January 31, 2007. In addition to this purchase price, there is a further $12,000,000 potential earnout payable to the sellers of Crosstex over three years based on the achievement by Crosstex of certain targets of (i) earnings before interest and taxes and (ii) gross profit percentage. For the initial post-acquisition year ended July 31, 2006, the full potential earnout for year one of $3,667,000 was earned by the sellers of Crosstex and therefore represented additional purchase price, bringing the aggregate earned purchase price to $81,530,000. The additional earnout purchase price for fiscal 2006 was reflected in the accompanying Condensed Consolidated Balance Sheets as additional goodwill and as a separate item within current liabilities at July 31, 2006. Such amount was paid in October 2006. For the fiscal years ending July 31, 2007 and 2008, an additional earnout of $3,667,000 and $4,666,000, respectively, is available to the sellers of Crosstex if the specified targets of earnings before interest and taxes, and gross profit percentage, are achieved. Such additional earnout, if achieved, would represent additional purchase price and therefore be recorded as additional goodwill when earned.

Since the acquisition was completed on the first day of fiscal 2006, the results of operations of Crosstex are included in our results of operations for the three and six months ended January 31, 2007 and 2006. As a result of the acquisition, we added a new reporting segment known as Dental.

Operating income added by Crosstex excludes interest expense associated with the Company’s borrowings related to the acquisition. The segment operating income for the three and six months ended January 31, 2006 also excludes non-recurring charges directly related to the acquisition which were incurred by us upon the closing of the acquisition. Such non-recurring charges include (i) debt issuance costs relating to the term loan facility of approximately $160,000 and (ii) incentive compensation for an officer of Cantel of approximately $345,000. The aggregate amount of such charges was approximately $505,000 (or $318,000, net of tax) and has been included within general corporate expenses in our segment presentation in Note 13 to our Condensed Consolidated Financial Statements. However, included within our Dental segment operating income for the first three months of the six months ended January 31, 2006 was amortization related to the step-up in the value of inventories of $658,000 (included within cost of sales).

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

The purchase price (including the fiscal 2006 earnout) was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Cash and cash equivalents	$4,264,000
Accounts receivable	4,387,000
Inventories	7,291,000
Other current assets	731,000
Total current assets	16,673,000
Property and equipment	13,809,000
Non-amortizable intangible assets—trade names (indefinite life)	5,200,000
Amortizable intangible assets:
Non-compete agreements (6-year life)	1,800,000
Customer relationships (10-year life)	17,900,000
Branded products (10-year life)	8,700,000
Total amortizable intangible assets (9-year weighted average life)	28,400,000
Other assets	50,000
Current liabilities	(4,571,000)
Noncurrent deferred income tax liabilities	(16,241,000)
Net assets acquired	$43,320,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $38,210,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our new Dental reporting segment. Included in cash and cash equivalents was $1,370,000 funded by the selling stockholders and utilized for the payment in August 2005 of current liabilities (included above and reflected within cash flows from investing activities in our Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2006) directly resulting from the acquisition.

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

Since the acquisition was completed on May 1, 2006, the results of operations of Fluid Solutions are included in our results of operations for the three and six months ended January 31, 2007 and are excluded from our results of operations for the three and six months ended January 31, 2006. Pro forma consolidated statement of income data for the three and six months ended January 31, 2006 have not been presented due to the insignificant impact of this acquisition.

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

Note 5.                   Comprehensive Income

The Company’s comprehensive income for the three and six months ended January 31, 2007 and 2006 is set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Net income	$2,270,000	$3,929,000	$4,238,000	$7,675,000
Other comprehensive income (loss):
Unrealized loss on currency hedging, net of tax	—	(202,000)	—	(567,000)
Foreign currency translation, net of tax	(1,052,000)	2,133,000	(993,000)	3,892,000
Comprehensive income	$1,218,000	$5,860,000	$3,245,000	$11,000,000

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

During the three and six months ended January 31, 2006, Carsen purchased and paid for a substantial portion of its products in United States dollars and sold its products in Canadian dollars, and was therefore exposed to fluctuations in the rates of exchange between the United States dollar and the Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen entered into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts were designated as cash flow hedge instruments. Recognition of losses related to the Canadian foreign currency forward contracts was deferred within other comprehensive income for the three and six months ended January 31, 2006 until settlement of the underlying commitments, and realized gains and losses were recorded within cost of sales (which is included within income from discontinued operations) upon settlement. All outstanding Canadian foreign currency forward contracts were settled before the sale of substantially all of Carsen’s assets to Olympus on July 31, 2006; therefore Carsen no longer has any such foreign currency forward contracts.

In addition, changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There was one foreign currency forward contract amounting to €384,000 at January 31, 2007 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on February 28, 2007. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and six months ended January 31, 2007, such forward contracts were effective in offsetting most of the impact of the strengthening of the euro on our results of operations. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

As of January 31, 2007, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. We believe that as of January 31, 2007, the fair value of our outstanding borrowings under our credit facilities approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

Note 7.                   Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $1,146,000 and $2,299,000 for the three and six months ended January 31, 2007 and $1,351,000 and $2,497,000 for the three and six months ended January 31, 2006, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames.

The Company’s intangible assets consist of the following:

	January 31, 2007
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$23,330,000	$(6,057,000)	$17,273,000
Technology	8,894,000	(3,329,000)	5,565,000
Brand names	8,700,000	(1,305,000)	7,395,000
Non-compete agreements	1,969,000	(619,000)	1,350,000
Patents and other registrations	353,000	(56,000)	297,000
	43,246,000	(11,366,000)	31,880,000
Trademarks and tradenames	8,941,000	—	8,941,000
Total intangible assets	$52,187,000	$(11,366,000)	$40,821,000

	July 31, 2006
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$23,411,000	$(4,778,000)	$18,633,000
Technology	8,880,000	(2,929,000)	5,951,000
Brand names	8,700,000	(870,000)	7,830,000
Non-compete agreements	1,969,000	(469,000)	1,500,000
Patents and other registrations	343,000	(46,000)	297,000
	43,303,000	(9,092,000)	34,211,000
Trademarks and tradenames	9,008,000	—	9,008,000
Total intangible assets	$52,311,000	$(9,092,000)	$43,219,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2007 and the next five years is as follows:

Six month period ending July 31, 2007	$2,363,000
Fiscal 2008	4,529,000
Fiscal 2009	4,209,000
Fiscal 2010	3,991,000
Fiscal 2011	3,777,000
Fiscal 2012	3,359,000

Goodwill changed during fiscal 2006 and the six months ended January 31, 2007 as follows:

				Water
			Endoscope	Purification		Total
	Dialysis	Dental	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2005	$8,415,000	$—	$6,258,000	$11,437,000	$7,009,000	$33,119,000
Acquisitions	—	34,543,000	—	582,000	—	35,125,000
Earnout on acquisition	—	3,667,000	—	—	—	3,667,000
Adjustments primarily relating to income tax exposure of acquired businesses	(153,000)	—	—	(66,000)	(87,000)	(306,000)
Foreign currency translation	—	—	94,000	396,000	476,000	966,000
Balance, July 31, 2006	8,262,000	38,210,000	6,352,000	12,349,000	7,398,000	72,571,000
Foreign currency translation	—	—	27,000	(200,000)	(241,000)	(414,000)
Balance, January 31, 2007	$8,262,000	$38,210,000	$6,379,000	$12,149,000	$7,157,000	$72,157,000

On July 31, 2006, we performed impairment studies of the Company’s goodwill and trademarks and tradenames and concluded that such assets were not impaired.

Note 8.                   Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Beginning balance	$593,000	$519,000	$619,000	$581,000
Provisions	229,000	154,000	414,000	328,000
Charges	(198,000)	(203,000)	(409,000)	(440,000)
Foreign currency translation	—	1,000	—	2,000
Ending balance	$624,000	$471,000	$624,000	$471,000

The warranty provisions and charges during the three and six months ended January 31, 2007 and 2006 relate principally to the Company’s endoscope reprocessing products.

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

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At January 31, 2007, the lender’s base rate was 8.25% and the LIBOR rates ranged from 5.30% to 5.35%. The margins applicable to our outstanding borrowings at January 31, 2007 were 0.25% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at January 31, 2007. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.30% at January 31, 2007.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of January 31, 2007, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On January 31, 2007, we had $36,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, all of which was under the United States term loan facility. The maturities of our United States term loan facility are described in Note 12 to the Condensed Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Income from continuing operations	$2,252,000	$1,874,000	$3,975,000	$4,092,000
Income from discontinued operations	18,000	2,191,000	263,000	3,851,000
Loss on disposal of discontinued operations	—	(136,000)	—	(268,000)
Net income	$2,270,000	$3,929,000	$4,238,000	$7,675,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share — weighted average number of shares outstanding	15,506,432	15,487,275	15,488,224	15,446,887

Dilutive effect of options using the treasury stock method and the average market price for the year	557,580	882,297	563,807	963,664

Denominator for diluted earnings per share—weighted average number of shares and common stock equivalents	16,064,012	16,369,572	16,052,031	16,410,551

Basic earnings per share:
Continuing operations	$0.15	$0.12	$0.26	$0.26
Discontinued operations	—	0.14	0.01	0.25
Loss on disposal of discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.15	$0.25	$0.27	$0.50

Diluted earnings per share:
Continuing operations	$0.14	$0.11	$0.25	$0.25
Discontinued operations	—	0.14	0.01	0.23
Loss on disposal of discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.14	$0.24	$0.26	$0.47

Note 11.                 Income Taxes

The consolidated effective tax rate was 44.8% and 42.2% for the six months ended January 31, 2007 and 2006, respectively.

Our results of continuing operations for the three and six months ended January 31, 2007 and 2006 reflect income tax expense for our United States and international operations at their respective statutory rates. Our United States operations had an effective tax rate of 37.7% for the six months ended January 31, 2007. Our international operations include our subsidiaries in Canada, Singapore and Japan, which had effective tax rates for the six months ended January 31, 2007 of approximately 36.9%, 20.0% and 45.0%, respectively. A tax benefit was not recorded for the six months ended January 31, 2007 and 2006 on the losses from operations at our Netherlands subsidiary, thereby causing the overall effective tax rates to exceed statutory rates.

The higher overall effective tax rate for the six months ended January 31, 2007, compared with the six months ended January 31, 2006, was principally due to losses related to our Netherlands operation for which no income tax benefit was recorded and the geographic mix of pretax income.

12.          Commitments and Contingencies

Long-term contractual obligations

Aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Six Months
	Ended
	January 31,	Year Ending July 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$2,000	$6,000	$8,000	$10,000	$10,000	$—	$36,000
Expected interest payments under the credit facilities (1)	1,197	2,128	1,657	1,050	369	—	6,401
Minimum commitments under noncancelable operating leases	1,521	2,544	2,341	1,740	1,163	2,134	11,443
Minimum commitment under noncancelable capital lease	4	—	—	—	—	—	4
Note payable - Dyped	551	648	—	—	—	—	1,199
Deferred compensation and other	94	180	42	34	406	1,012	1,768
Minimum commitments under license agreement	17	44	66	99	147	2,620	2,993
Employment agreements	1,634	3,679	967	140	116	122	6,658
Total contractual obligations	$7,018	$15,223	$13,073	$13,063	$12,201	$5,888	$66,466

(1)                                  The expected interest payments under the credit facilities reflect an interest rate of 6.81%, which was our interest rate on outstanding borrowings at January 31, 2007.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At January 31, 2007, $1,199,000 of this note was outstanding using the exchange rate on January 31, 2007. Such note is non-interest bearing and has been recorded at its present value of $1,136,000 at January 31, 2007. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment.  In consideration, we agreed to pay a minimum annual royalty payable each calendar year over the license agreement term of 20 years.  At January 31, 2007, we had minimum future royalty obligations of approximately $2,993,000 related to this license agreement.

Note 13. Operating Segments

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

Information as to operating segments is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Net sales:
Dental	$13,775,000	$13,108,000	$29,182,000	$26,235,000
Dialysis	14,776,000	15,250,000	28,314,000	31,513,000
Water Purification and Filtration	10,166,000	9,053,000	20,137,000	17,050,000
Endoscope Reprocessing	9,365,000	7,130,000	17,876,000	14,502,000
All Other	3,553,000	2,799,000	6,610,000	5,852,000
Total	$51,635,000	$47,340,000	$102,119,000	$95,152,000

Operating Income:
Dental	$1,859,000	$2,130,000	$4,880,000	$3,766,000
Dialysis	2,260,000	1,473,000	4,013,000	3,990,000
Water Purification and Filtration	1,040,000	675,000	1,455,000	1,673,000
Endoscope Reprocessing	110,000	868,000	(449,000)	1,959,000
All Other	859,000	440,000	1,490,000	1,050,000
	6,128,000	5,586,000	11,389,000	12,438,000
General corporate expenses	(1,616,000)	(1,545,000)	(3,122,000)	(3,389,000)
Interest expense, net	(599,000)	(933,000)	(1,072,000)	(1,971,000)

Income before income taxes	$3,913,000	$3,108,000	$7,195,000	$7,078,000

Note 14.                 Legal Proceedings

In the normal course of business, we are subject to pending and threatened legal actions. It is our policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

On January 25, 2007, the Eighth Circuit Court of Appeals in St. Louis affirmed the decision of the United States District Court, District of Minnesota, to grant Minntech’s Motion for Summary Judgment in the previously reported antitrust lawsuit commenced by HDC Medical, Inc. in November 2003. As a result of the ruling and the expiration of time for any further appeal by the plaintiff, the complaint against Minntech, a wholly-owned subsidiary of Cantel, has been dismissed and the case terminated without any liability to Minntech.

As previously reported, in July 2006, we received a letter from the “Sellers” of Biolab Equipment Ltd. claiming that the Contingent Payment under the Biolab Stock Purchase Agreement is payable to the Sellers. In January 2007, after one of the two Sellers represented by legal counsel withdrew his claim, we settled the dispute by payment of a nominal sum (without admitting any liability).

Note 15.                 Discontinued Operations

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

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus is paying Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen are made following Olympus’ receipt of customer payments for such orders. As of January 31, 2007, approximately $300,000 related to such backlog has been recorded as income and has been reported in income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

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

Operating results attributable to Carsen’s business are summarized below:

	Three Months Ended		Six Months ended
	January 31,		January 31,
	2007	2006	2007	2006

Net sales	$126,000	$14,285,000	$1,360,000	$26,705,000

Operating income	27,000	3,410,000	407,000	6,005,000
Interest expense	—	15,000	—	30,000
Income before income taxes	27,000	3,395,000	407,000	5,975,000
Income taxes	9,000	1,204,000	144,000	2,124,000
Income from discontinued operations, net of tax	$18,000	$2,191,000	$263,000	$3,851,000

Loss on disposal of
discontinued operations	$—	$(210,000)	$—	$(413,000)
Income tax benefit	—	(74,000)	—	(145,000)
Loss on disposal of discontinued operations, net of tax	$—	$(136,000)	$—	$(268,000)

Included in net sales for the three and six months ended January 31, 2007 are sales that did not meet the Company’s revenue recognition policy as of July 31, 2006 and $300,000 of backlog payments. For the three and six months ended January 31, 2006, the disposal of discontinued operations represents severance expense which was included in the $6,776,000 gain on sale recorded on July 31, 2006.

Cash flows attributable to discontinued operations comprise the following:

	Six Months ended January 31,
	2007	2006

Net cash (used in) provided by operating activities	$(4,721,000)	$6,378,000

Investing and financing activities of our discontinued operations did not result in any net cash for the three and six months ended January 31, 2007 and 2006.

The components of assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets and the activity during the six months ended January 31, 2007 are as follows:

	July 31,	Recorded as	Amounts	January 31,
	2006	Income (Expense)	Settled	2007

Current assets:
Accounts receivable, net	$655,000	$297,000	$(877,000)	$75,000
Inventories	695,000	(695,000)	—	—
Prepaids and other current assets	771,000	(5,000)	(750,000)	16,000
Assets of discontinued operations	$2,121,000	$(403,000)	$(1,627,000)	$91,000

Current liabilities:
Accounts payable and accrued expenses	$(3,098,000)	$(211,000)	$3,110,000	$(199,000)
Compensation payable	(1,195,000)	(42,000)	1,236,000	(1,000)
Deferred revenue	(1,063,000)	1,063,000	—	—
Income taxes payable	(2,023,000)	(144,000)	2,020,000	(147,000)
Liabilities of discontinued operations	$(7,379,000)	$666,000	$6,366,000	$(347,000)

The liabilities at January 31, 2007 are expected to be settled prior to July 31, 2007.

Note 16.                 Minntech/Medivators-Olympus Distribution Agreement

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

17.          Repurchase of Shares

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

The first purchase under our repurchase program occurred on April 19, 2006. Through November 30, 2006, we had repurchased 464,800 shares under the repurchase program at a total average price per share of $14.02. Of the 464,800 shares, 161,800 shares were repurchased during the six months ended January 31, 2007. No additional purchases have been made since November 2006. Therefore, at January 31, 2007, the maximum number of additional shares that may be purchased under the program is 35,200 shares.

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

Results of Operations provides a discussion of the consolidated results of operations for the three and six months ended January 31, 2007 compared with the three and six months ended January 31, 2006.

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

Significant Activities

(i)

In connection with our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006, we commenced the sale and service of our Medivators endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables through our own United States field sales and service organization on August 2, 2006, as more fully described elsewhere in this MD&A, “Business — Risk Factors” in the 2006 Form 10-K and Note 16 to the Condensed Consolidated Financial Statements. The operating performance of our endoscope reprocessing business was adversely impacted during the six months ended January 31, 2007, compared with the six months ended January 31, 2006, by unabsorbed infrastructure costs associated with the start-up of the Medivators direct sales and service effort in the United States and the overall integration of our MDS product line (formerly known as Dyped) manufactured in the Netherlands, including delays in the development and launch of this product line. However, the operating performance of both the domestic Medivators product line and the foreign MDS product line improved during the three months ended January 31, 2007, compared with the three months ended October 31, 2006, and we expect continued improvement in the future as we complete the integration of both of these initiatives.

(ii)

The dialysis industry has undergone significant consolidation which adversely impacted sales volume and average selling prices of some of our dialysis products, as more fully described elsewhere in this MD&A and in “Business — Risk Factors” in the 2006 Form 10-K. We believe that the majority of the adverse impact of this consolidation on our operating results has already occurred.

(iii)

The Olympus distribution agreements with Carsen, as well as Carsen’s active business operations, terminated on July 31, 2006, as more fully described elsewhere in this MD&A, “Business — Risk Factors” in the 2006 Form 10-K and Note 15 to the Condensed Consolidated Financial Statements. Accordingly, Carsen is reported as a discontinued operation for the three and six months ended January 31, 2007 and 2006.

Results of Operations

The results of operations reflect the continuing operating results of Cantel and its wholly-owned subsidiaries.

Certain distribution and warehouse expenses of Crosstex have been reclassified from amounts previously reported in our quarterly Form 10-Q for the three and six months ended January 31, 2006 to conform with the accounting policies of Cantel which require such costs to be classified as cost of sales. These reclassifications affect cost of sales, gross profit and general and administrative expenses of our Dental segment, and therefore our consolidated totals.

The following discussion should also be read in conjunction with our 2006 Form 10-K.

The following table gives information as to the net sales from continuing operations and the percentage to the total net sales from continuing operations for each of our reporting segments:

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2007		2006		2007		2006
	(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Dental	$13,775	26.7	$13,108	27.7	$29,182	28.6	$26,235	27.6
Dialysis	14,776	28.6	15,250	32.2	28,314	27.7	31,513	33.1
Water Purification and Filtration	10,166	19.7	9,053	19.1	20,137	19.7	17,050	17.9
Endoscope Reprocessing	9,365	18.1	7,130	15.1	17,876	17.5	14,502	15.2
All Other	3,553	6.9	2,799	5.9	6,610	6.5	5,852	6.2
	$51,635	100.0	$47,340	100.0	$102,119	100.0	$95,152	100.0

Net Sales

Net sales increased by $4,295,000, or 9.1%, to $51,635,000 for the three months ended January 31, 2007 from $47,340,000 for the three months ended January 31, 2006. Net sales increased by $6,967,000, or 7.3%, to $102,119,000 for the six months ended January 31, 2007 from $95,152,000 for the six months ended January 31, 2006.

The increase in net sales for the three and six months ended January 31, 2007 was principally attributable to increases in sales of endoscope reprocessing products and services, water purification and filtration products and services, dental products, and specialty packaging products. This increase in net sales was partially offset by decreases in sales of dialysis products.

Sales of endoscope reprocessing products and services increased by 31.3% and 23.3% during the three and six months ended January 31, 2007, respectively, compared with the three and six months ended January 31, 2006, primarily due to an increase in demand for our endoscope disinfection equipment, disinfectants and product service both in the United States and internationally, and an increase in selling prices of our Medivators endoscope reprocessing equipment and related products and service in the United States as a result of selling directly to our customers and not through a distributor, as more fully described elsewhere in this MD&A. The increase in demand for our endoscope reprocessing equipment included the impact of our new direct sales force in the United States as well as strong international sales excluding the MDS product line. The increase in demand for our disinfectants and product service is attributable to the increased field population of equipment and our ability to convert users of competitive disinfectants to our products. The increase in customer prices as a result of the direct sales effort increased sales by approximately $1,300,000 and $1,800,000 for the three and six months ended January 31, 2007, respectively, compared with the three and six months ended January 31, 2006.

Sales of water purification and filtration products and services increased by 12.3% and 18.1% for the three and six months ended January 31, 2007, respectively, compared with the three and six months ended January 31, 2006, primarily due to the acquisition of Fluid Solutions on May 1, 2006 which contributed $1,348,000 and $2,515,000 of incremental net sales for the three and six months ended January 31, 2007, respectively.

Sales of dental products increased by 5.1% and 11.2% for the three and six months ended January 31, 2007, respectively, compared with the three and six months ended January 31, 2006, primarily due to increased demand in the United States for our face masks and instrument sterilization pouches, and increases in selling prices of approximately $560,000 and $1,140,000, respectively. Such selling price increases were implemented to offset corresponding supplier cost increases and therefore did not have a significant impact on gross profit.

Net sales contributed by the Specialty Packaging operating segment were $2,069,000 and $3,655,000, an increase of 65.8% and 49.6% for the three and six months ended January 31, 2007, respectively, compared with the three and six months ended January 31, 2006. This increase in sales was primarily due to increased customer demand in the United States for our specialty packaging and compliance training products and increases in selling prices of approximately $220,000, and $410,000 for the three and six months ended January 31, 2007, respectively.

Sales of dialysis products and services decreased by 3.1% and 10.2% for the three and six months ended January 31, 2007, respectively, compared with the three and six months ended January 31, 2006, primarily due to a decrease in demand from customers for dialysate concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) in the United States (partially offset by increased international demand), lower average selling prices for Renatron equipment (offset by an increase in demand for Renatrons) and Renalin sterilant due to increased sales to large national chains that typically receive more favorable pricing, and reduced demand for Renalin sterilant domestically. Partially offsetting the decrease in sales of dialysis products and services was an increase of approximately $1,095,000 and $1,665,000 in net sales as a result of shipping and handling fees, such as freight, invoiced to customers during the three and six months ended January 31, 2007 (related costs of a similar amount are included within cost of sales). The majority of these amounts related to two of our larger customers who were previously responsible for transportation related to the products they purchased from us; during fiscal 2007, we became responsible for the transportation and invoiced them for such costs.

The dialysis industry has undergone significant consolidation through the acquisition by certain major dialysis chains of smaller chains and independents. In October 2005, DaVita Inc. (“DaVita”), the second-largest dialysis chain in the United States, acquired Gambro AB’s United States dialysis clinic business, Gambro Healthcare, Inc. (“Gambro US”). DaVita/Gambro US are significant customers of our dialysis reuse products and accounted for approximately 29% and 28% of our dialysis net sales for the three and six months ended January 31, 2007, respectively, and 23% and 24% of our dialysis net sales for the three and six months ended January 31, 2006, respectively. The DaVita/Gambro US acquisition has resulted in greater buying power for the larger resulting entity and thereby a reduction in our net sales and profit margins due to reduced average selling prices of our dialyzer reprocessing products beginning in November 2005.

In addition, on March 31, 2006, Fresenius Medical Care (“Fresenius”), the largest dialysis chain in the United States and a provider of single-use dialyzer products, completed its acquisition of Renal Care Group, Inc. (“RCG”). RCG has been a significant customer of our dialysis reuse products. Combined net sales of Fresenius and RCG accounted for approximately 12% and 13% of our dialysis net sales for the three and six months ended January 31, 2007, respectively, and 22% of our dialysis net sales for both the three and six months ended January 31, 2006, respectively. We believe Fresenius has converted most of the dialysis clinics of RCG into single-use facilities, which has adversely affected our sales of reuse dialysis products. In addition, the Fresenius acquisition has resulted in the loss of low margin concentrate business to the RCG dialysis centers since Fresenius manufactures dialysate concentrate. We believe that the majority of the adverse impact of these acquisitions has already occurred and is therefore reflected in the operating results of our dialysis segment for the three months ended January 31, 2007.

Gross profit

Gross profit increased by $2,683,000, or 15.9%, to $19,521,000 for the three months ended January 31, 2007 from $16,838,000 for the three months ended January 31, 2006. Gross profit as a percentage of net sales for the three months ended January 31, 2007 and 2006 was 37.8% and 35.6%, respectively.

Gross profit increased by $2,891,000, or 8.3%, to $37,690,000 for the six months ended January 31, 2007 from $34,799,000 for the six months ended January 31, 2006. Gross profit as a percentage of net sales for the six months ended January 31, 2007 and 2006 was 36.9% and 36.6%, respectively.

The higher gross profit percentage for the three months ended January 31, 2007, compared with the three months ended January 31, 2006, was primarily attributable to an increase in gross profit percentage on our dialysis products due to (i) an improvement in both customer and product mix related to our dialysate concentrate product, which improvements resulted from the Fresenius acquisition of RCG and our strategy of only maintaining concentrate business with an acceptable gross margin, (ii) lower manufacturing costs including the closing of a distribution center and (iii) more favorable transportation costs due to new freight arrangements with certain customers. To a lesser extent, the increase in gross profit percentage was also attributable to water purification and filtration products and services primarily due to lower manufacturing costs and improved overhead absorption as a result of the increase in equipment and service sales. Partially offsetting these increases in gross profit percentage were a lower gross profit percentage on our endoscope reprocessing products and services primarily due to a low level of billable time for our newly developed U.S. field service organization since most machines sold directly to our customers under our new direct sales and service strategy are still under warranty.

The higher gross profit percentage for the six months ended January 31, 2007, compared with the six months ended January 31, 2006, was primarily attributable to a higher gross profit percentage on our (i) dialysis products as explained above and (ii) dental products due to the non-reoccurrence of a $658,000 one-time purchase accounting charge related to our Dental segment’s inventory incurred during the three months ended October 31, 2005. Partially offsetting these increases in gross profit percentage were a lower gross profit percentage on our (i) endoscope reprocessing products and services as explained above, as well as MDS integration costs, and (ii) water purification and filtration products and services during the three months ended October 31, 2006 primarily due to unabsorbed manufacturing overhead, as well as the sale of water purification equipment at lower than normal margins due to start-up costs of a new line of machines.

Operating Expenses

Selling expenses increased by $1,615,000 to $5,729,000 for the three months ended January 31, 2007, from $4,114,000 for the three months ended January 31, 2006. For the three months ended January 31, 2007, selling expenses increased principally due to a higher cost structure of approximately $900,000 for our endoscope reprocessing direct sales network as a result of our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006, as more fully described elsewhere is this MD&A, an increase of approximately $220,000 in advertising and marketing expense primarily related to our Dental and Endoscope Reprocessing segments and an increase in compensation expense of approximately $140,000 primarily due to additional sales and marketing personnel in our Specialty Packaging and Dental segments.

Selling expenses increased by $2,812,000 to $11,439,000 for the six months ended January 31, 2007, from $8,627,000 for the six months ended January 31, 2006. For the six months ended January 31, 2007, selling expenses increased principally due to a higher cost structure of  approximately $1,700,000 for our endoscope reprocessing direct sales network as a result of our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006, an increase in compensation expense of approximately $280,000 primarily due to additional sales and marketing personnel in our Specialty Packaging and Dental segments and an increase of approximately $275,000 in advertising and marketing expense primarily related to our Dental and Endoscope Reprocessing segments.

Selling expenses as a percentage of net sales were 11.1% and 11.2% for the three and six months ended January 31, 2007, compared with 8.7% and 9.1% for the three and six months ended January 31, 2006. The increase in selling expenses as a percentage of net sales was primarily attributable to the aforementioned factors.

General and administrative expenses increased by $790,000, or 10.9%, to $8,058,000 for the three months ended January 31, 2007, from $7,268,000 for the three months ended January 31, 2006 principally due to increased compensation expense, including additional personnel, of approximately $490,000; increased accounting and other professional fees of approximately $250,000; and the inclusion of approximately $135,000 of expenses related to the Fluid Solutions acquisition. Partially offsetting these increases was a decrease in stock-based compensation of $50,000.

General and administrative expenses increased by $1,108,000, or 7.6%, to $15,596,000 for the six months ended January 31, 2007, from $14,488,000 for the six months ended January 31, 2006 principally due to increased compensation expense, including additional personnel, of approximately $850,000; increased accounting and other professional fees of approximately $335,000; the inclusion of approximately $270,000 of expenses related to the Fluid Solutions acquisition; and an increase of $130,000 in bad debt expense. Partially offsetting these increases were the non-reoccurrences of $345,000 in incentive compensation directly related to the Crosstex acquisition and $160,000 in debt financing costs related to our amended and restated credit facilities, both of which charges were incurred during the first three months of the six months ended January 31, 2006, as well as a decrease in stock-based compensation expense of $175,000.

General and administrative expenses as a percentage of net sales were 15.6% and 15.3% for the three and six months ended January 31, 2007, compared with 15.4% and 15.2% for the three and six months ended January 31, 2006.

Research and development expenses (which include continuing engineering costs) decreased by $193,000 to $1,222,000 for the three months ended January 31, 2007, from $1,415,000 for the three months ended January 31, 2006. For the six months ended January 31,

2007, research and development expenses decreased by $247,000 to $2,388,000, from $2,635,000 for the six months ended January 31, 2006. The majority of our research and development expenses related to our MDS endoscope reprocessor and specialty filtration products. The decrease in research and development expense for the three and six months ended January 31, 2007, compared with the three and six months ended January 31, 2006, is due to less development work on the European version of our MDS endoscope reprocessor.

Interest

Interest expense decreased by $323,000 to $759,000 for the three months ended January 31, 2007, from $1,082,000 for the three months ended January 31, 2006. For the six months ended January 31, 2007, interest expense decreased by $810,000 to $1,522,000, from $2,332,000 for the six months ended January 31, 2006. For the three and six months ended January 31, 2007, interest expense decreased primarily due to the decrease in average outstanding borrowings, partially offset by an increase in average interest rates.

Interest income increased by $11,000 to $160,000 for the three months ended January 31, 2007, from $149,000 for the three months ended January 31, 2006. For the six months ended January 31, 2007, interest income increased by $89,000 to $450,000, from $361,000 for the six months ended January 31, 2006.  For the three and six months ended January 31, 2007, interest income increased primarily due to an increase in average interest rates for the three and six months ended January 31, 2006.

Income from continuing operations before income taxes

Income from continuing operations before income taxes increased by $805,000 to $3,913,000 for the three months ended January 31, 2007, from $3,108,000 for the three months ended January 31, 2006. For the six months ended January 31, 2007, income from continuing operations before income taxes increased by $117,000 to $7,195,000, from $7,078,000 for the six months ended January 31, 2006.

Income taxes

The consolidated effective tax rate was 44.8% and 42.2% for the six months ended January 31, 2007 and 2006, respectively.

Our results of continuing operations for the three and six months ended January 31, 2007 and 2006 reflect income tax expense for our United States and international operations at their respective statutory rates. Our United States operations had an effective tax rate of 37.7% for the six months ended January 31, 2007. Our international operations include our subsidiaries in Canada, Singapore and Japan, which had effective tax rates for the six months ended January 31, 2007 of approximately 36.9%, 20.0% and 45.0%, respectively. A tax benefit was not recorded for the six months ended January 31, 2007 and 2006 on the losses from operations at our Netherlands subsidiary, thereby causing the overall effective tax rates to exceed statutory rates.

The higher overall effective tax rate for the six months ended January 31, 2007, compared with the six months ended January 31, 2006, was principally due to losses related to our Netherlands operation for which no income tax benefit was recorded and the geographic mix of pretax income.

Stock-Based Compensation

The following table shows the allocation of total stock-based compensation expense relating to continuing operations recognized in the Condensed Consolidated Statements of Income for the three and six months ended January 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Cost of sales	$15,000	$10,000	$14,000	$32,000
Operating expenses:
Selling	43,000	34,000	69,000	87,000
General and administrative	153,000	203,000	322,000	497,000
Research and development	6,000	4,000	10,000	12,000
Total operating expenses	202,000	241,000	401,000	596,000
Stock-based compensation before income taxes	217,000	251,000	415,000	628,000
Income tax benefits	(68,000)	(66,000)	(173,000)	(159,000)
Total stock-based compensation expense, net of tax	$149,000	$185,000	$242,000	$469,000

For the three and six months ended January 31, 2007, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional capital. The related income tax benefits (which pertain only to options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

Most of our stock options are subject to graded vesting in which portions of the option award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for options subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Total unrecognized stock-based compensation expense related to total nonvested stock options was $1,474,000, net of tax, at January 31, 2007 with a remaining weighted average period of 32 months over which such expense is expected to be recognized. Such unrecognized stock-based compensation expense increased during the three months ended January 31, 2007 due to additional employee stock option grants.

On February 1, 2007, the Company granted 150,000 shares of restricted stock to certain of its employees which had a market price $16.25 per share based on the closing price of Cantel stock on that date. Total unrecognized stock-based compensation expense, net of tax, related to this February 1, 2007 grant was approximately $1,332,000 with a weighted average period of 36 months over which such expense is expected to be recognized.

Upon exercise of stock options, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the six months ended January 31, 2007 and 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $611,000 and $829,000, respectively.

We classify the cash flows resulting from excess tax benefits as financing cash flows on our Condensed Consolidated Statements of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense (including tax benefits on stock compensation expense that has only been reflected in the pro forma disclosures) which was determined based upon the award’s fair value.

Liquidity and Capital Resources

Working capital

At January 31, 2007, the Company’s working capital was $46,555,000, compared with $43,351,000 at July 31, 2006.

Cash flows from operating activities

Net cash used in operating activities was $4,056,000 for the six months ended January 31, 2007, compared with net cash provided by operating activities of $8,706,000 for the six months ended January 31, 2006. For the six months ended January 31, 2007, the net cash used in operating activities was primarily due to increases in accounts receivable (due to strong sales in the month of January) and inventories (due to planned increases in stock levels of certain products) and decreases in liabilities of discontinued operations (due to the wind-down of Carsen’s operations) and income taxes payable (due to the timing associated with payments), partially offset by net income (after adjusting for depreciation and amortization and stock-based compensation expense) and a decrease in assets of discontinued operations (due to the wind-down of Carsen’s operations). For the six months ended January 31, 2006, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation and amortization and stock-based compensation expense) and an increase in liabilities of discontinued operations (primarily due to Carsen’s receipt of cash from Olympus relating to the termination of their distribution agreement which could not be recognized as revenue at that time), partially offset by an increase in inventories (due to planned increases in stock levels of certain products) and a decrease in accounts payable and accrued expenses (due to timing associated with payments).

Net cash provided by operating activities related only to continuing operations was $665,000 and $2,328,000 for the six months ended January 31, 2007 and 2006, respectively.

Cash flows from investing activities

Net cash used in investing activities was $6,540,000 and $69,530,000 for the six months ended January 31, 2007 and 2006, respectively. For the six months ended January 31, 2007, the net cash used in investing activities was primarily for the payment of an acquisition earnout to the former owners of Crosstex and capital expenditures. For the six months ended January 31, 2006, the net cash used in investing activities was primarily for the acquisition of Crosstex and capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $2,348,000 for the six months ended January 31, 2007, compared with net cash provided by financing activities of $46,216,000 for the six months ended January 31, 2006. For the six months ended January 31, 2007, the net cash used in financing activities was primarily attributable to purchases of treasury stock and repayments under our credit facilities, partially offset by exercises of stock options. For the six months ended January 31, 2006, net cash provided by financing activities was primarily attributable to borrowings under our credit facilities related to the acquisition of Crosstex, net of debt issuance costs, and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities.

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

The first purchase under our repurchase program occurred on April 19, 2006. Through November 30, 2006, we had repurchased 464,800 shares under the repurchase program at a total average price per share of $14.02. Of the 464,800 shares, 161,800 shares were repurchased during the six months ended January 31, 2007. No additional purchases have been made since November 2006. Therefore, at February 28, 2007, the maximum number of additional shares that may be purchased under the program is 35,200 shares.

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

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus is paying Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen are made following Olympus’ receipt of customer payments for such orders. As of January 31, 2007, approximately $300,000 related to such backlog has been recorded as income and has been reported in income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

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

Operating results attributable to Carsen’s business are summarized below:

	Three Months Ended		Six Months ended
	January 31,		January 31,
	2007	2006	2007	2006

Net sales	$126,000	$14,285,000	$1,360,000	$26,705,000

Operating income	27,000	3,410,000	407,000	6,005,000
Interest expense	—	15,000	—	30,000
Income before income taxes	27,000	3,395,000	407,000	5,975,000
Income taxes	9,000	1,204,000	144,000	2,124,000
Income from discontinued operations, net of tax	$18,000	$2,191,000	$263,000	$3,851,000

Loss on disposal of discontinued operations	$—	$(210,000)	$—	$(413,000)
Income tax benefit	—	(74,000)	—	(145,000)
Loss on disposal of discontinued operations, net of tax	$—	$(136,000)	$—	$(268,000)

Included in net sales for the three and six months ended January 31, 2007 are sales that did not meet the Company’s revenue recognition policy as of July 31, 2006 and $300,000 of backlog payments. For the three and six months ended January 31, 2006, the disposal of discontinued operations represents severance expense which was included in the $6,776,000 gain on sale recorded on July 31, 2006.

Cash flows attributable to discontinued operations comprise the following:

	Six Months ended January 31,
	2007	2006

Net cash (used in) provided by operating activities	$(4,721,000)	$6,378,000

Investing and financing activities of our discontinued operations did not result in any net cash for the three and six months ended January 31, 2007 and 2006.

The components of assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets and the activity during the six months ended January 31, 2007 are as follows:

	July 31,	Recorded as	Amounts	January 31,
	2006	Income (Expense)	Settled	2007
Current assets:
Accounts receivable, net	$655,000	$297,000	$(877,000)	$75,000
Inventories	695,000	(695,000)	—	—
Prepaids and other current assets	771,000	(5,000)	(750,000)	16,000
Assets of discontinued operations	$2,121,000	$(403,000)	$(1,627,000)	$91,000

Current liabilities:
Accounts payable and accrued expenses	$(3,098,000)	$(211,000)	$3,110,000	$(199,000)
Compensation payable	(1,195,000)	(42,000)	1,236,000	(1,000)
Deferred revenue	(1,063,000)	1,063,000	—	—
Income taxes payable	(2,023,000)	(144,000)	2,020,000	(147,000)
Liabilities of discontinued operations	$(7,379,000)	$666,000	$6,366,000	$(347,000)

The liabilities at January 31, 2007 are expected to be settled prior to July 31, 2007.

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

Long-term contractual obligations

Aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Six Months
	Ended
	January 31,	Year Ending July 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$2,000	$6,000	$8,000	$10,000	$10,000	$—	$36,000
Expected interest payments under the credit facilities (1)	1,197	2,128	1,657	1,050	369	—	6,401
Minimum commitments under noncancelable operating leases	1,521	2,544	2,341	1,740	1,163	2,134	11,443
Minimum commitment under noncancelable capital lease	4	—	—	—	—	—	4
Note payable - Dyped	551	648	—	—	—	—	1,199
Deferred compensation and other	94	180	42	34	406	1,012	1,768
Minimum commitments under license agreement	17	44	66	99	147	2,620	2,993
Employment agreements	1,634	3,679	967	140	116	122	6,658
Total contractual obligations	$7,018	$15,223	$13,073	$13,063	$12,201	$5,888	$66,466

(1)             The expected interest payments under the credit facilities reflect an interest rate of 6.81%, which was our interest rate on outstanding borrowings at January 31, 2007.

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

Borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At February 28, 2007, the lender’s base rate was 8.25% and the LIBOR rates ranged from 5.30% to 5.35%. The margins applicable to our outstanding borrowings at February 28, 2007 were 0.25% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at February 28, 2007. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.30% at February 28, 2007.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of January 31, 2007, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On January 31, 2007, we had $36,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities all of which was under the United States term loan facility.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At January 31, 2007, $1,199,000 of this note was outstanding using the exchange rate on January 31, 2007. Such note is non-interest bearing and has been recorded at its present value of $1,136,000 at January 31, 2007. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are amounts due pursuant to deferred compensation arrangements for certain former Minntech directors and officers.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment.  In consideration, we agreed to pay a minimum annual royalty payable each calendar year over the license agreement term of 20 years.  At January 31, 2007, we had minimum future royalty obligations of approximately $2,993,000 relating to this license agreement.

Financing needs

At January 31, 2007, we had a cash balance of $16,726,000, of which $6,933,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At February 28, 2007, all of our $35,000,000 United States revolving credit facility was available.

Foreign currency

During the three and six months ended January 31, 2007, compared with the three and six months ended January 31, 2006, the average value of the Canadian dollar increased by approximately 1.0% and 3.5%, respectively, relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect our results of operations principally for the following reasons:

(i)                   Our Canadian subsidiaries (which are included in the Specialty Packaging and Water Purification and Filtration segments) purchase a portion of their inventories, incur certain operating costs and sell a significant amount of their products in United States dollars, and therefore are exposed to realized foreign currency gains and losses upon payment of such payables and the collection of such receivables. Similarly, such United States denominated assets and liabilities must be converted into their functional Canadian currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The increase in the average value of the Canadian dollar, as explained above, primarily resulted in gains for such liabilities and losses for such assets. Since our Canadian subsidiaries had a similar amount of assets and liabilities denominated in United States dollars, the increase in the average value of the Canadian dollar had an insignificant effect on our results of operations for the three and six months ended January 31, 2007.

(ii)                Since our Canadian subsidiaries purchase a portion of their inventories, incur certain operating costs and sell a significant amount of their products in United States dollars and record such amounts in their financial statements in their functional Canadian currency, such amounts can be higher or lower based on the change in the average value of the Canadian dollar compared with the prior year. The increase in the average value of the Canadian dollar primarily resulted in such costs and such sales to be recorded at a lower amount for the three and six months ended January 31, 2007, compared with the three and six months ended January 31, 2006. Since our Canadian subsidiaries had significantly more sales of their products in United States dollars than costs paid in United States dollars, the increase in the average value of the Canadian dollar had an insignificant negative impact upon their results of operations for the three and six months ended January 31, 2007 compared with the three and six months ended January 31, 2006.

(iii)             The results of operations of our Canadian subsidiaries are translated from their functional Canadian currency to United States dollars for purposes of preparing our Condensed Consolidated Financial Statements. The increase in the average value of the Canadian dollar, as explained above, had an overall insignificant positive impact upon our results of operations due to translating the results of operations for the three and six months ended January 31, 2007 at a higher average currency exchange rate compared with the average currency exchange rate used to translate the results of operations for the three and six months ended January 31, 2006.

During the three and six months ended January 31, 2007, such strengthening of the Canadian dollar relative to the United States dollar had an overall insignificant impact upon our results of continuing operations.

For the three and six months ended January 31, 2007, compared with the three and six months ended January 31, 2006, the value of the euro increased by approximately 9.2% and 6.8%, respectively, relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect our results of operations for the following reasons:

(i)                   Our Netherlands subsidiary (which is reported primarily in our Dialysis and Endoscope Reprocessing segments) maintains a portion of its cash in United States dollars, sells some of its products in United States dollars and pays various liabilities in United States dollars. Therefore, it is exposed to realized foreign currency gains and losses upon activity in such dollar cash accounts, collection of such receivables and payment of such liabilities. Similarly, such United States denominated assets and liabilities must be converted into their functional euro currency when preparing their financial statements, which results in realized foreign exchange gains and losses. The increase in the average value of the euro, as explained above, primarily resulted in gains for such liabilities and losses for such assets. Since our Netherlands subsidiary had more assets than liabilities denominated in United States dollars, the increase in the average value of the euro had an overall adverse affect on our results of operations for the three and six months ended January 31, 2007.

(ii)                The results of operations of our Netherlands subsidiary are translated from its functional euro currency to United States dollars for the purpose of preparing our consolidated financial statements. The increase in the average value of the euro, as explained above, had an overall adverse impact upon our results of operations due to translating the fiscal 2006 results of operations (which had an overall loss) at a higher average currency exchange rate compared with the average currency exchange rate used to translate the three and six months ended January 31, 2006 results of operations (which also had an overall loss).

During the three and six months ended January 31, 2007, such strengthening of the euro relative to the United States dollar had an overall adverse impact upon our results of operations of approximately $100,000.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges.  There was one foreign currency forward contract amounting to €490,000 at February 28, 2007 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expires on March 31, 2007. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During the three and six months ended January 31, 2007, such forward contracts were effective in offsetting most of the impact of the strengthening of the euro on our results of operations.

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

For purposes of translating the balance sheet at January 31, 2007 compared with July 31, 2006, the value of the Canadian dollar decreased by approximately 3.8% and the value of the euro increased by approximately 1.4% compared with the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation loss of $993,000 during the six months ended January 31, 2007, thereby decreasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2007, compared with the three and six months ended January 31, 2006, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

None of our sales contain right-of-return provisions except certain sales of a small portion of our endoscope reprocessing equipment which contain a 15 day right-of-return trial period. Such sales are not recognized as revenue until the 15 day trial period has elapsed. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a portion of our sales of dialysis and dental products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis and dental customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $379,000 and $1,158,000 for the three and six months ended January 31, 2007, respectively, and $393,000 and $482,000 for the three and six months ended January 31, 2006, respectively. Included in the volume rebates for the six months ended January 31, 2006 was the cancellation of a volume rebate program resulting from consolidation in the dialysis industry. Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods. Trade-in allowances were not significant for the three and six months ended January 31, 2007 and 2006. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products and dental products are sold to third party distributors; water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies. Due to the direct distribution of our endoscope reprocessing products in the United States which commenced on August 2, 2006, a significant portion of our endoscope reprocessing products and services are sold directly to hospitals and other end-users. Previously, the majority of our endoscope reprocessing products and services were sold to third party distributors.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, brand names, technology, non-compete agreements and patents, are amortized on the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2006, management concluded that none of our intangible assets or goodwill was impaired and no impairment indicators are present as of January 31, 2007. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results which management believes to be reasonable.

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

The stock-based compensation expense recorded in our Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period. With respect to stock options granted during the three months ended January 31, 2007, we reassessed both the expected option life and stock price volatility assumptions by evaluating more recent historical exercise behavior and stock price activity; such reevaluation resulted in reductions in both the expected option lives and volatility.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded $136,000 and $268,000 of severance costs, net of tax, as a loss from disposal of discontinued operations for the three and six months ended January 31, 2006, respectively, related to the sale of substantially all of Carsen’s assets on July 31, 2006.

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

Other Matters

We do not have any off balance sheet financial arrangements, other than future commitments under operating leases and employment and license agreements.

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

•                  our ability to acquire new businesses and successfully integrate and operate such businesses

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to 2006 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an insignificant impact for the three and six months ended January 31, 2007, compared with the three and six months ended January 31, 2006, upon our continuing results of operations and a negative impact on stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2006 Form 10-K. Fluctuations in the rates of currency exchange between the Euro and the United States dollar had an overall adverse impact for the three and six months ended January 31, 2007, compared with the three and six months ended January 31, 2006, upon our continuing results of operations as described in our MD&A, and had a positive impact upon stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There was one foreign currency forward contract amounting to €384,000 at January 31, 2007 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on February 28, 2007. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and six months ended January 31, 2007, such forward contracts were effective in offsetting most of the impact of the strengthening of the euro on our results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar for the three and six months ended January 31, 2007 and 2006 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

Changes in Internal Control

On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. For the three and six months ended January 31, 2007 and 2006, Crosstex represented a material portion of our sales, net income and net assets. In conjunction with the due diligence performed by us in connection with this acquisition, we determined that the overall internal control environment of Crosstex contained a number of significant deficiencies, some of which rose to the level of material weaknesses. Some of the more significant internal control weaknesses included the lack of segregation of duties, the need to hire a principal financial and accounting officer, numerous limitations with respect to the management information systems, lack of application of GAAP in certain aspects of financial reporting, and substandard monthly closing procedures.

We believe we have remedied the majority of the more significant internal control weaknesses at Crosstex. In order to achieve these objectives, we took a number of steps during fiscal 2006 and the six months ended January 31, 2007 including hiring a principal financial and accounting officer at Crosstex in October 2005 and a Controller in December 2006, formalizing the monthly closing procedures and timing, and ensuring consistent and complete application of GAAP. Additionally, we have implemented a number of additional internal control procedures designed to ensure the completeness and accuracy of reported financial information, including periodic physical inventories, monthly account analyses and quarter-end field reviews by representatives of Cantel’s financial and accounting staff. We are relying extensively on detect controls with respect to reported month-end financial information until such time that appropriate prevent controls can be implemented. We have evaluated the management information systems at Crosstex and have selected a replacement of the existing system. The implementation process of this new system has recently commenced and is expected to be completed late in fiscal 2007. Since the acquisition, significant improvements have already been made in the overall Crosstex internal control environment and will continue to be made throughout fiscal 2007. The most significant change anticipated for the remainder of fiscal 2007 is the implementation of a new management information system as discussed above. However, no assurances can be given that the implementation of the new management information system will be completed during fiscal 2007 and that such related controls will be operating effectively by July 31, 2007.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Part I, Item 1. — Note 14 above.

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

The first purchase under our repurchase program occurred on April 19, 2006. Through November 30, 2006, we had repurchased 464,800 shares under the repurchase program. No additional purchases have occurred since that date.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 10, 2007, the Company held its Annual Meeting of Stockholders for the fiscal year ended July 31, 2006.  At the meeting, stockholders voted for the election of ten members of the Company’s Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified. Stockholders also voted for the approval of the equity incentive plan and the ratification of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2007.

A tabulation of the number of votes cast for, against and withhold, as well as the number of abstentions as to each matter voted on, is set forth below. There were no broker non-votes.

1.	Election of Directors	Votes For	Votes Withheld

	Robert L. Barbanell	15,310,747	85,240
	Alan R. Batkin	15,237,642	158,345
	Joseph M. Cohen	15,198,406	197,581
	Charles M. Diker	15,236,728	159,259
	Darwin C. Dornbush	14,886,097	509,890
	Spencer Foreman, M.D.	15,178,939	217,048
	Alan J. Hirschfield	15,200,287	195,700
	Elizabeth McCaughey	15,323,240	72,747
	R. Scott Jones	15,320,848	75,139
	Bruce Slovin	15,315,876	80,111

2.	Approval of Equity Incentive Plan	For	Against	Abstain

		11,466,157	909,812	25,137

3.	Ratification of Independent Registered Public Accounting Firm	For	Against	Abstain

		15,305,716	83,311	6,960

ITEM 6.                  EXHIBITS

31.1	— Certification of Principal Executive Officer.

31.2	— Certification of Principal Financial Officer.

32	— Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: March 12, 2007
	By:	/s/ R. SCOTT JONES
R. Scott Jones, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ CRAIG A. SHELDON
Craig A. Sheldon,
Senior Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

	By:	/s/ STEVEN C. ANAYA
Steven C. Anaya,
Vice President and Controller