Form 10-Q
period 2007-04-30
CANTEL MEDICAL CORP
filed 2007-06-11
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007.

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

Number of shares of Common Stock outstanding as of May 31, 2007: 16,043,394.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30,	July 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$17,251	$29,898
Accounts receivable, net of allowance for doubtful accounts of $971 at April 30 and $929 at July 31	28,082	23,718
Inventories:
Raw materials	12,239	9,692
Work-in-process	3,988	3,717
Finished goods	11,968	10,533
Total inventories	28,195	23,942
Deferred income taxes	1,705	1,481
Prepaid expenses and other current assets	3,249	1,288
Assets of discontinued operations	77	2,121
Total current assets	78,559	82,448
Property and equipment, net	38,478	38,104
Intangible assets, net	45,023	43,219
Goodwill	96,952	72,571
Other assets	1,668	1,885
	$260,680	$238,227
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$5,500	$4,000
Accounts payable	7,826	8,062
Compensation payable	5,464	4,120
Earnout payable	—	3,667
Accrued expenses	8,601	7,633
Deferred revenue	2,346	1,859
Income taxes payable	—	2,377
Liabilities of discontinued operations	156	7,379
Total current liabilities	29,893	39,097

Long-term debt	55,500	34,000
Deferred income taxes	22,100	22,021
Other long-term liabilities	2,559	2,304

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; April 30 - 17,045,612 shares issued and 16,034,966 shares outstanding; July 31 - 16,149,489 shares issued and 15,399,102 shares outstanding	1,705	1,615
Additional capital	75,344	69,171
Retained earnings	75,881	69,395
Accumulated other comprehensive income	7,482	6,715
Treasury Stock, at cost; April 30 - 1,010,646 shares; July 31 - 750,387 shares	(9,784)	(6,091)
Total stockholders’ equity	150,628	140,805
	$260,680	$238,227

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Net sales:
Product sales	$48,143	$42,980	$139,677	$130,121
Product service	6,269	3,907	16,854	11,918
Total net sales	54,412	46,887	156,531	142,039

Cost of sales:
Product sales	29,141	26,955	84,853	81,519
Product service	5,062	2,886	13,779	8,675
Total cost of sales	34,203	29,841	98,632	90,194

Gross profit	20,209	17,046	57,899	51,845

Expenses:
Selling	5,958	4,460	17,397	13,087
General and administrative	8,530	7,939	24,126	22,427
Research and development	1,175	1,176	3,563	3,811
Total operating expenses	15,663	13,575	45,086	39,325

Income from continuing operations before interest and income taxes	4,546	3,471	12,813	12,520

Interest expense	859	944	2,381	3,276
Interest income	(156)	(227)	(606)	(588)

Income from continuing operations before income taxes	3,843	2,754	11,038	9,832

Income taxes	1,613	1,115	4,833	4,101

Income from continuing operations	2,230	1,639	6,205	5,731

Income from discontinued operations, net of tax	18	3,141	281	6,992

Loss on disposal of discontinued operations, net of tax	—	(197)	—	(465)

Net income	$2,248	$4,583	$6,486	$12,258

Earnings per common share:
Basic:
Continuing operations	$0.14	$0.10	$0.40	$0.37
Discontinued operations	—	0.20	0.02	0.45
Loss on disposal of discontinued operations	—	(0.01)	—	(0.03)
Net income	$0.14	$0.29	$0.42	$0.79

Diluted:
Continuing operations	$0.14	$0.10	$0.39	$0.35
Discontinued operations	—	0.19	0.01	0.43
Loss on disposal of discontinued
operations	—	(0.01)	—	(0.03)
Net income	$0.14	$0.28	$0.40	$0.75

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2007	2006

Cash flows from operating activities
Net income	$6,486	$12,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,362	7,873
Stock-based compensation expense	907	900
Amortization of debt issuance costs	259	265
Loss on disposal of fixed assets	4	121
Deferred income taxes	(87)	(850)
Excess tax benefits from stock-based compensation	(487)	(741)
Changes in assets and liabilities:
Accounts receivable	(4,152)	3,084
Inventories	(2,256)	(3,093)
Prepaid expenses and other current assets	(423)	(242)
Assets of discontinued operations	2,029	(2,463)
Accounts payable and accrued expenses	1,458	(1,854)
Income taxes payable	(3,233)	(1,097)
Liabilities of discontinued operations	(7,167)	2,431
Net cash provided by operating activities	700	16,592

Cash flows from investing activities
Capital expenditures	(3,970)	(3,088)
Proceeds from disposal of fixed assets	61	147
Acquisition of Crosstex, net of cash acquired	(3,667)	(68,163)
Acquisition of GE Water	(30,447)	—
Other, net	27	164
Net cash used in investing activities	(37,996)	(70,940)

Cash flows from financing activities
Borrowings under term loan facility, net of debt issuance costs	—	39,399
Borrowings under revolving credit facility, net of debt issuance costs	30,500	27,635
Repayments under term loan facility	(3,000)	(17,250)
Repayments under revolving credit facility	(4,500)	(9,300)
Proceeds from exercises of stock options	3,225	1,945
Excess tax benefits from stock-based compensation	487	741
Purchases of treasury stock	(2,260)	(1,637)
Net cash provided by financing activities	24,452	41,533

Effect of exchange rate changes on cash and cash equivalents	197	1,293

Decrease in cash and cash equivalents	(12,647)	(11,522)
Cash and cash equivalents at beginning of period	29,898	33,335
Cash and cash equivalents at end of period	$17,251	$21,813

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

The Condensed Consolidated Balance Sheet at July 31, 2006 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at each of April 30, 2007 and July 31, 2006. Crosstex International, Inc. (“Crosstex”), Minntech Corporation (“Minntech”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak, Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

We currently operate our business through six operating segments: Dental (through Crosstex), Dialysis (through Minntech), Water Purification and Filtration (through Mar Cor, Biolab and Minntech), Endoscope Reprocessing (through Minntech), Specialty Packaging (through Saf-T-Pak) and Therapeutic Filtration (through Minntech). The Specialty Packaging and Therapeutic Filtration operating segments are combined in the All Other reporting segment for financial reporting purposes.

On March 30, 2007, we purchased certain net assets of GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Since the GE Water Acquisition was completed on March 30, 2007, its results of operations are included in our results of operations for the portion of the three and nine months ended April 30, 2007 subsequent to March 30, 2007 and are excluded from our results of operations for the three and nine months ended April 30, 2006. The GE Water Acquisition is included in our Water Purification and Filtration operating segment.

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

Note 2.                   Stock-Based Compensation

The following table shows the allocation of total stock-based compensation expense relating to continuing operations recognized in the Condensed Consolidated Statements of Income for the three and nine months ended April 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Cost of sales	$15,000	$11,000	$29,000	$43,000
Operating expenses:
Selling	43,000	37,000	112,000	124,000
General and administrative	428,000	152,000	750,000	649,000
Research and development	6,000	5,000	16,000	17,000
Total operating expenses	477,000	194,000	878,000	790,000
Stock-based compensation before income taxes	492,000	205,000	907,000	833,000
Income tax benefits	(187,000)	(59,000)	(360,000)	(218,000)
Total stock-based compensation expense, net of tax	$305,000	$146,000	$547,000	$615,000

For the three and nine months ended April 30, 2007, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

Most of our stock option and nonvested stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At April 30, 2007, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,617,000 with a remaining weighted average period of 30 months over which such expense is expected to be recognized. Such unrecognized stock-based compensation expense increased during the three and nine months ended April 30, 2007, compared with the three and nine months ended April 30, 2006, due to additional employee stock option and nonvested stock grants.

We determine the fair value of each nonvested stock award using the closing market price of our Common Stock on the date of grant. For the three and nine months ended April 30, 2007, 150,000 nonvested stock awards were granted with a fair value of $16.25. Such stock awards remain nonvested and outstanding at April 30, 2007. Stock awards were not granted prior to the three months ended April 30, 2007. Such nonvested stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three and nine months ended April 30, 2007 and 2006:

Weighted-Average	Three Months Ended		Nine Months Ended
Black-Scholes Option	April 30,		April 30,
Valuation Assumptions	2007	2006	2007	2006

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	0.355	0.509	0.370	0.526
Risk-free interest rate (2)	4.69%	4.80%	4.61%	4.38%
Expected lives (in years) (3)	3.81	4.71	4.05	4.81

(1)             Volatility was based on historical closing prices of our Common Stock.

(2)             The U.S. Treasury rate on the expected life at the date of grant.

(3)             Based on historical exercise behavior.

With respect to stock options granted during the last six months of the nine months ended April 30, 2007, we reassessed both the expected option life and stock price volatility assumptions by evaluating more recent historical exercise behavior and stock price activity; such reevaluation resulted in reductions in both the expected option lives and volatility.

Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted during the nine months ended April 30, 2007 and 2006 under the 2006 Incentive Equity Plan, the 1998 Director’s Plan and certain options under the 1997 Employee Plan. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and nine months ended April 30, 2007, the weighted average fair value of all options granted was approximately $5.64 and $5.43, respectively. For the three and nine months ended April 30, 2006, the weighted average fair value of all options granted was approximately $7.36 and $8.90, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $4,249,000 and $6,473,000 for the three and nine months ended April 30, 2007, respectively, and $800,000 and $2,278,000 for the three and nine months ended April 30, 2006, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2006	2,373,699	$11.98
Granted	487,250	15.15
Canceled	(243,748)	18.44
Exercised	(746,123)	6.30
Outstanding at April 30, 2007	1,871,078	$14.23

Exercisable at July 31, 2006	2,125,735	$12.07

Exercisable at April 30, 2007	1,283,433	$14.15

Upon exercise of stock options or grant of nonvested shares, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the nine months ended April 30, 2007 and 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $739,000 and $1,041,000, respectively.

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

The following table summarizes additional information related to stock options outstanding at April 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	At April 30, 2007	(Months)	Price	At April 30, 2007	(Months)	Price

$2.27— $3.88	291,375	13	$3.21	291,375	13	$3.21
$7.62— $14.83	681,352	35	$11.79	279,582	18	$9.65
$15.23 — $29.49	898,351	37	$19.66	712,476	32	$20.40
$2.27— $29.49	1,871,078	33	$14.23	1,283,433	25	$14.15

Total Intrinsic Value	$9,287,897			$6,973,619

A summary of our incentive equity plans follows:

2006 Incentive Equity Plan

On January 10, 2007, the Company terminated our existing stock option plans and adopted the Cantel Medical Corp. 2006 Incentive Equity Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options (including incentive stock options), restricted stock awards, stock appreciation rights and performance-based awards (collectively “equity awards”) to our employees and non-employee Directors. The 2006 Plan does not permit the granting of discounted options or discounted stock appreciation rights. The maximum number of shares as to which stock options and stock awards may be granted under the 2006 Plan is 1,000,000 shares, of which 500,000 shares are authorized for issuance pursuant to stock options and stock appreciation rights and 500,000 shares are authorized for issuance pursuant to restricted stock and other stock awards. Options outstanding under this plan:

—              were granted at the closing market price at the time of the grant,

—              were granted as stock options that do not qualify as incentive stock options,

—              are usually exercisable in three or four equal annual installments contingent upon being employed by the Company during that period,

—              were granted quarterly on the last day of each of our fiscal quarters to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting to purchase 750 shares (100% are exercisable immediately), and

—              expire five years from the date of the grant.

Restricted stock shares outstanding under this plan are restricted solely due to an employment length-of-service restriction in which the restriction lapses in three equal periods based upon being employed by the Company during that period. At April 30, 2007, options to purchase 31,250 shares of Common Stock and 150,000 restricted stock shares were outstanding under the 2006 Incentive Equity Plan.  The 2006 Plan expires on November 13, 2016.

1997 Employee Plan

A total of 3,750,000 shares of Common Stock was reserved for issuance or available for grant under our 1997 Employee Stock Option Plan, as amended, which was terminated on January 10, 2007 in conjunction with the adoption of the 2006 Plan. Options outstanding under this plan:

—              were granted at the closing market price at the time of the grant,

—              were granted either as incentive stock options or stock options that do not qualify as incentive stock options,

—              are usually exercisable in three or four equal annual installments contingent upon being employed by the Company during that period, and

—              typically expire five years from the date of the grant.

At April 30, 2007, options to purchase 1,313,703 shares of Common Stock were outstanding under the 1997 Employee Plan. No additional options will be granted under this plan.

1991 Directors’ Plan

A total of 450,000 shares of Common Stock was reserved for issuance or available for grant under our 1991 Directors’ Stock Option Plan, which expired in fiscal 2001. All options outstanding at April 30, 2007 under this plan do not qualify as incentive stock options, have a term of ten years and are fully exercisable. At April 30, 2007, options to purchase 50,625 shares of Common Stock were outstanding under the 1991 Directors’ Plan. No additional options will be granted under this plan.

1998 Directors’ Plan

A total of 450,000 shares of Common Stock was reserved for issuance or available for grant under our 1998 Directors’ Stock Option Plan, as amended, which was terminated on January 10, 2007 in conjunction with the adoption of the 2006 Plan.  Options outstanding under this plan:

—              were granted to directors at the closing market price at the time of grant,

—              were granted automatically to each newly appointed or elected director to purchase 15,000 shares,

—              were granted annually on the last day of our fiscal year to each member of our Board of Directors to purchase 1,500 shares (assuming the individual was still a member of the Board of Directors, 50% are exercisable on the first anniversary of the grant of such options and 50% are exercisable on the second anniversary of the grant of such options),

—              were granted quarterly on the last day of each of our fiscal quarters to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting to purchase 750 shares (100% are exercisable immediately),

—              have a term of ten years if granted prior to July 31, 2000 or five years if granted on or after July 31, 2000, and

—              do not qualify as incentive stock options.

At April 30, 2007, options to purchase 243,750 shares of Common Stock were outstanding under the 1998 Directors’ Plan. No additional options will be granted under this plan.

Non-plan options

We also have 231,750 non-plan options outstanding at April 30, 2007 which have been granted at the closing market price at the time of grant and expire up to a maximum of ten years from the date of grant. These non-plan options do not qualify as incentive stock options.

Note 3.                                                          Acquisitions

GE Water & Process Technologies’ Dialysis Water Business

On March 30, 2007, Mar Cor purchased certain net assets from GE Water & Process Technologies, a unit of General Electric Company, relating to water dialysis. With an installed base of approximately 1,800 water equipment installations in North America and annual pre-acquisition revenues of approximately $20,000,000 (approximately 70% of such revenues are from one customer, Fresenius Medical Care), the GE Water Acquisition expands our Water Purification and Filtration’s annual business by approximately 50%. Total consideration for the transaction, including transaction costs, was $30,489,000. Of this purchase price, $1,000,000 is being held in escrow for a period of twelve months from the closing date as security for the seller’s indemnification obligations under the purchase agreement.

The purchase price was preliminary allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$2,039,000
Property and equipment	150,000
Amortizable intangible assets:
Customer relationships (9-year life)	4,700,000
Branded products (9-year life)	400,000
Current liabilities	(813,000)
Net assets acquired	$6,476,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $24,013,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Water Purification and Filtration reporting segment and is the primary reason for the increase in our total assets at April 30, 2007, as compared with our total assets at July 31, 2006.

The reasons for the acquisition were as follows: (i) the opportunity to add an installed equipment base of business into which we can (a) increase service revenue while improving the density and efficiency of the Mar Cor service network and (b) increase consumable sales per clinic; (ii) the potential revenue and cost savings synergies and efficiencies that could be realized through optimizing and combining the acquired assets (including GE Water employees) into Mar Cor; and (iii) the expectation that the acquisition will be accretive to our future earnings per share.

For the one month ended April 30, 2007 since its acquisition, GE Water contributed $1,955,000 to our net sales and $390,000 to operating income, and did not have a significant impact upon our net income. Such operating performance may not necessarily be indicative of future operating performance. Operating income added by GE Water, and therefore operating income of our Water Purification and Filtration reporting segment, excludes one-time acquisition related cost of $137,000 and interest expense associated with the Company’s borrowings related to the acquisition. Since the acquisition was completed on March 30, 2007, the results of operations of the GE Water Acquisition are included in our results of operations for the portion of the three and nine months ended April 30, 2007 subsequent to the date of the acquisition and are excluded from our results of operations for the three and nine months ended April 30, 2006. Pro forma consolidated statement of income data has not been presented due to the unavailability of pre-acquisition GE Water financial statements, since GE did not maintain separate financial statements related to these purchased assets, and the insignificant impact of this acquisition on our consolidated net income.

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

Under the terms of Stock Purchase Agreements with the five stockholders of Crosstex, pursuant to which we acquired all of the issued and outstanding capital stock of Crosstex, we paid an aggregate purchase price (excluding any earnout) of approximately $77,863,000, comprised of approximately $69,843,000 in cash consideration and 384,821 shares of Cantel common stock (valued at $6,737,000) to the former Crosstex shareholders, and transaction costs of $1,283,000. The purchase price included the retirement of bank debt and certain other liabilities of Crosstex. In addition to this purchase price, there is a further $12,000,000 potential earnout payable to the sellers of Crosstex over three years based on the achievement by Crosstex of certain targets of (i) earnings before interest and taxes and (ii) gross profit percentage. For the initial post-acquisition year ended July 31, 2006, the full potential earnout for year one of $3,667,000 was earned by the sellers of Crosstex and therefore represented additional purchase price, bringing the aggregate earned purchase price to $81,530,000. The additional earnout purchase price for fiscal 2006 was reflected in the accompanying Condensed Consolidated Balance Sheets as additional goodwill and as a separate item within current liabilities at July 31, 2006. Such amount was paid in October 2006. For the fiscal years ending July 31, 2007 and 2008, an additional earnout of $3,667,000 and $4,666,000, respectively, is available to the sellers of Crosstex if the specified targets of earnings before interest and taxes, and gross profit percentage, are achieved. Such additional earnout, if achieved, would represent additional purchase price and therefore be recorded as additional goodwill when earned. As of April 30, 2007, none of the earnout had been earned; however, if Crosstex’ results of operations for the nine months ended April 30, 2007 were annualized, $3,667,000 would be earned on July 31, 2007 and paid in cash.

Since the acquisition was completed on the first day of fiscal 2006, the results of operations of Crosstex are included in our results of operations for the three and nine months ended April 30, 2007 and 2006. As a result of the acquisition, we added a new reporting segment known as Dental.

Operating income added by Crosstex excludes interest expense associated with the Company’s borrowings related to the acquisition. The segment operating income for the three and nine months ended April 30, 2006 also excludes non-recurring charges directly related to the acquisition which were incurred by us upon the closing of the acquisition. Such non-recurring charges include (i) debt issuance costs relating to the term loan facility of approximately $160,000 and (ii) incentive compensation for an officer of Cantel of approximately $345,000. The aggregate amount of such charges was approximately $505,000 (or $318,000, net of tax) and has been included within general corporate expenses in our segment presentation in Note 13 to our Condensed Consolidated Financial Statements. However, included within our Dental segment operating income for the first three months of the nine months ended April 30, 2006 was amortization related to the step-up in the value of inventories of $658,000 (included within cost of sales).

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $38,210,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our new Dental reporting segment. Included in cash and cash equivalents was $1,370,000 funded by the selling stockholders and utilized for the payment in August 2005 of current liabilities (included above and reflected within cash flows from investing activities in our Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2006) directly resulting from the acquisition.

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

Since the acquisition was completed on May 1, 2006, the results of operations of Fluid Solutions are included in our results of operations for the three and nine months ended April 30, 2007 and are excluded from our results of operations for the three and nine months ended April 30, 2006. Pro forma consolidated statement of income data for the three and nine months ended April 30, 2006 have not been presented due to the insignificant impact of this acquisition.

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

Note 5.                   Comprehensive Income

The Company’s comprehensive income for the three and nine months ended April 30, 2007 and 2006 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Net income	$2,248,000	$4,583,000	$6,486,000	$12,258,000
Other comprehensive income (loss):
Unrealized gain (loss) on currency hedging, net of tax	—	226,000	—	(341,000)
Foreign currency translation, net of tax	1,760,000	1,146,000	767,000	5,038,000
Comprehensive income	$4,008,000	$5,955,000	$7,253,000	$16,955,000

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

During the three and nine months ended April 30, 2006, Carsen purchased and paid for a substantial portion of its products in United States dollars and sold its products in Canadian dollars, and was therefore exposed to fluctuations in the rates of exchange between the United States dollar and the Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen entered into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts were designated as cash flow hedge instruments. Recognition of losses related to the Canadian foreign currency forward contracts was deferred within other comprehensive income for the three and nine months ended April 30, 2006 until settlement of the underlying commitments, and realized gains and losses were recorded within cost of sales (which is included within income from discontinued

operations) upon settlement. All outstanding Canadian foreign currency forward contracts were settled before the sale of substantially all of Carsen’s assets to Olympus on July 31, 2006; therefore Carsen no longer has any such foreign currency forward contracts.

In addition, changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There was one foreign currency forward contract amounting to €878,000 at April 30, 2007 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on May 31, 2007. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and nine months ended April 30, 2007, such forward contracts were effective in offsetting most of the impact of the strengthening of the euro on our results of operations. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

As of April 30, 2007, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. We believe that as of April 30, 2007, the fair value of our outstanding borrowings under our credit facilities approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

Note 7.                   Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 4-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $1,210,000 and $3,509,000 for the three and nine months ended April 30, 2007 and $1,185,000 and $3,682,000 for the three and nine months ended April 30, 2006, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames. The increase in gross intangible assets at April 30, 2007, compared with July 31, 2006, is primarily due to the GE Water Acquisition as further explained in Note 3 to the Condensed Consolidated Financial Statements.

The Company’s intangible assets consist of the following:

	April 30, 2007
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$28,161,000	$(6,830,000)	$21,331,000
Technology	9,138,000	(3,629,000)	5,509,000
Brand names	9,100,000	(1,526,000)	7,574,000
Non-compete agreements	1,969,000	(694,000)	1,275,000
Patents and other registrations	353,000	(61,000)	292,000
	48,721,000	(12,740,000)	35,981,000
Trademarks and tradenames	9,042,000	—	9,042,000
Total intangible assets	$57,763,000	$(12,740,000)	$45,023,000

	July 31, 2006
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$23,411,000	$(4,778,000)	$18,633,000
Technology	8,880,000	(2,929,000)	5,951,000
Brand names	8,700,000	(870,000)	7,830,000
Non-compete agreements	1,969,000	(469,000)	1,500,000
Patents and other registrations	343,000	(46,000)	297,000
	43,303,000	(9,092,000)	34,211,000
Trademarks and tradenames	9,008,000	—	9,008,000
Total intangible assets	$52,311,000	$(9,092,000)	$43,219,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2007 and the next five years is as follows:

Three month period ending July 31, 2007	$1,324,000
Fiscal 2008	5,143,000
Fiscal 2009	4,821,000
Fiscal 2010	4,593,000
Fiscal 2011	4,369,000
Fiscal 2012	3,967,000

Goodwill changed during fiscal 2006 and the nine months ended April 30, 2007 as follows:

				Water
			Endoscope	Purification		Total
	Dialysis	Dental	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2005	$8,415,000	$—	$6,258,000	$11,437,000	$7,009,000	$33,119,000
Acquisitions	—	34,543,000	—	582,000	—	35,125,000
Earnout on acquisition	—	3,667,000	—	—	—	3,667,000
Adjustments primarily relating to income tax exposure of acquired businesses	(153,000)	—	—	(66,000)	(87,000)	(306,000)
Foreign currency translation	—	—	94,000	396,000	476,000	966,000
Balance, July 31, 2006	8,262,000	38,210,000	6,352,000	12,349,000	7,398,000	72,571,000
Acquisition	—	—	—	24,013,000	—	24,013,000
Foreign currency translation	—	—	136,000	105,000	127,000	368,000
Balance, April 30, 2007	$8,262,000	$38,210,000	$6,488,000	$36,467,000	$7,525,000	$96,952,000

On July 31, 2006, we performed impairment studies of the Company’s goodwill and trademarks and tradenames and concluded that such assets were not impaired.

Note 8.                   Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Beginning balance	$624,000	$471,000	$619,000	$581,000
Acquisition	200,000	—	200,000	—
Provisions	276,000	191,000	690,000	519,000
Charges	(206,000)	(204,000)	(615,000)	(644,000)
Foreign currency translation	5,000	2,000	5,000	4,000
Ending balance	$899,000	$460,000	$899,000	$460,000

The warranty provisions and charges during the three and nine months ended April 30, 2007 and 2006 relate principally to the Company’s endoscope reprocessing and water purification products.

Note 9.                   Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. In addition, we agreed to repay the July 31, 2005 outstanding borrowings of $15,750,000 under our original term loan facility within ninety (90) days from the closing. In October 2005, such amount was repaid primarily through the repatriation of funds from our foreign subsidiaries. Amounts we repay under the term loan facility may not be re-borrowed. Additionally, we incurred debt issuance costs of approximately $1,426,000, of which $160,000 of third-party costs was recorded in general and administrative expenses during the three months ended October 31, 2005 in accordance with applicable accounting rules. The remaining $1,266,000 of costs was recorded in other assets and is being amortized over the life of the credit facilities.

On March 29, 2007, we amended the 2005 U.S. Credit Facilities primarily to allow for the GE Water Acquisition. Additionally, on May 17, 2007 we amended the 2005 U.S. Credit Facilities principally to increase the borrowing capacity under the existing senior secured revolving credit facility as well as to obtain improved terms on interest margins applicable to our outstanding borrowings. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility.

At April 30, 2007, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At April 30, 2007, the lender’s base rate was 8.25% and the LIBOR rates ranged from 5.23% to 5.35%. The margins applicable to our outstanding borrowings at April 30, 2007 were 0.00% above the lender’s base rate and 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at April 30, 2007. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at April 30, 2007.

  The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our lenders. As of April 30, 2007, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On April 30, 2007, we had $61,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $35,000,000 and $26,000,000 under the term loan facility and the revolving credit facility, respectively. The maturities of our credit facilities are described in Note 12 to the Condensed Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Income from continuing operations	$2,230,000	$1,639,000	$6,205,000	$5,731,000
Income from discontinued operations	18,000	3,141,000	281,000	6,992,000
Loss on disposal of discontinued operations	—	(197,000)	—	(465,000)
Net income	$2,248,000	$4,583,000	$6,486,000	$12,258,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	15,644,002	15,566,346	15,539,009	15,485,832

Dilutive effect of options using the treasury stock method and the average market price for the year	551,370	746,650	524,742	871,393

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,195,372	16,312,996	16,063,751	16,357,225

Basic earnings per share:
Continuing operations	$0.14	$0.10	$0.40	$0.37
Discontinued operations	—	0.20	0.02	0.45
Loss on disposal of discontinued operations	—	(0.01)	—	(0.03)
Net income	$0.14	$0.29	$0.42	$0.79

Diluted earnings per share:
Continuing operations	$0.14	$0.10	$0.39	$0.35
Discontinued operations	—	0.19	0.01	0.43
Loss on disposal of discontinued operations	—	(0.01)	—	(0.03)
Net income	$0.14	$0.28	$0.40	$0.75

Note 11.                 Income Taxes

The consolidated effective tax rate was 43.8% and 41.7% for the nine months ended April 30, 2007 and 2006, respectively.

Our results of continuing operations for the three and nine months ended April 30, 2007 and 2006 reflect income tax expense for our United States and international operations at their respective statutory rates. Our United States operations had an effective tax rate of 37.7% for the nine months ended April 30, 2007. Our international operations include our subsidiaries in Canada and Japan, which had effective tax rates for the nine months ended April 30, 2007 of approximately 36.9% and 45.0%, respectively. A tax benefit was not recorded for the nine months ended April 30, 2007 and 2006 on the losses from operations at our Netherlands and Singapore subsidiaries, thereby causing the overall effective tax rates to exceed statutory rates.

The higher overall effective tax rate for the nine months ended April 30, 2007, compared with the nine months ended April 30, 2006, was principally due to larger losses related to our Netherlands operation for which no income tax benefit was recorded and the geographic mix of pretax income.

Note 12. Commitments and Contingencies

Long-term contractual obligations

Aggregate annual required payments at April 30, 2007 over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Three Months
	Ended
	July 31,	Year Ending July 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$1,000	$6,000	$8,000	$10,000	$36,000	$—	$61,000
Expected interest payments under the credit facilities (1)	992	3,745	3,292	2,708	2,053	—	12,790
Minimum commitments under noncancelable operating leases	791	2,737	2,390	1,745	1,168	2,163	10,994
Note payable - Dyped	582	685	—	—	—	—	1,267
Deferred compensation and other	14	180	108	34	406	1,012	1,754
Minimum commitments under license agreement	9	47	70	105	156	2,779	3,166
Employment agreements	874	3,995	1,209	140	116	122	6,456
Total contractual obligations	$4,262	$17,389	$15,069	$14,732	$39,899	$6,076	$97,427

(1)             The expected interest payments under the term and revolving credit facilities reflect interest rates of 6.55% and 6.53%, respectively, which were our interest rates on outstanding borrowings at April 30, 2007.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At April 30, 2007, $1,267,000 of this note was outstanding using the exchange rate on April 30, 2007. Such note is non-interest bearing and has been recorded at its present value of $1,217,000 at April 30, 2007. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment.  In consideration, we agreed to pay a minimum annual royalty payable each calendar year over the license agreement term of 20 years. At April 30, 2007, we had minimum future royalty obligations of approximately $3,166,000 related to this license agreement.

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

All Other

In accordance with quantitative thresholds established by SFAS 131, we have combined the Specialty Packaging and Therapeutic operating segments into the All Other reporting segment.

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

Information as to operating segments is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Net sales:
Dental	$14,108,000	$13,415,000	$43,290,000	$39,650,000
Dialysis	13,458,000	13,229,000	41,772,000	44,742,000
Water Purification and Filtration	12,436,000	8,876,000	32,573,000	25,926,000
Endoscope Reprocessing	10,264,000	8,155,000	28,140,000	22,657,000
All Other	4,146,000	3,212,000	10,756,000	9,064,000
Total	$54,412,000	$46,887,000	$156,531,000	$142,039,000

Operating Income:
Dental	$2,079,000	$1,966,000	$6,959,000	$5,732,000
Dialysis	1,844,000	965,000	5,857,000	4,955,000
Water Purification and Filtration	1,343,000	454,000	2,798,000	2,127,000
Endoscope Reprocessing	55,000	1,088,000	(394,000)	3,047,000
All Other	1,187,000	505,000	2,677,000	1,555,000
	6,508,000	4,978,000	17,897,000	17,416,000
General corporate expenses	(1,962,000)	(1,507,000)	(5,084,000)	(4,896,000)
Interest expense, net	(703,000)	(717,000)	(1,775,000)	(2,688,000)

Income before income taxes	$3,843,000	$2,754,000	$11,038,000	$9,832,000

Note 14.                 Legal Proceedings

In the normal course of business, we are subject to pending and threatened claims and legal actions. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows. It is our policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

In May 2007, James H. Devlin, a former member and 25% owner of an affiliate (Crosstex Medical LLC (“CML”)) of our Crosstex subsidiary that was liquidated prior to our acquisition of Crosstex, filed a complaint against Crosstex and three of the former shareholders of Crosstex in the United States District Court, Eastern District of New York (Civil Action No. 07 1902). The plaintiff alleges, among other things, that the defendants fraudulently induced him to agree to CML’s liquidation without advising him of their intent to sell Crosstex International, Inc. to Cantel. The plaintiff is seeking damages of $8,000,000. We have advised the plaintiff that we believe the complaint fails to state a cause of action against Crosstex and have requested that the plaintiff dismiss the action against Crosstex. On June 11, 2007, we received a letter advising us that the plaintiff presently intends to dismiss the claim against Crosstex without prejudice in July 2007 after a certain provision of New York law (General Obligations Law Section 15-108) becomes effective. Such provision clarifies an ambiguity related to the effect of a dismissal against some but not all defendants in an action. Due to the plaintiff’s recent communication and the fact that Crosstex is a nominal defendant, we believe the dismissal of this claim against Crosstex will occur.

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

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus is paying Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen are made following Olympus’ receipt of customer payments for such orders. As of April 30, 2007, approximately $368,000 related to such backlog has been recorded as income and has been reported in income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

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

Operating results attributable to Carsen’s business are summarized below:

	Three Months Ended		Nine Months ended
	April 30,		April 30,
	2007	2006	2007	2006

Net sales	$68,000	$18,471,000	$1,428,000	$45,176,000

Operating income	$27,000	$4,874,000	$434,000	$10,879,000
Interest expense	—	13,000	—	43,000
Income before income taxes	27,000	4,861,000	434,000	10,836,000
Income taxes	9,000	1,720,000	153,000	3,844,000
Income from discontinued operations, net of tax	$18,000	$3,141,000	$281,000	$6,992,000

Loss on disposal of discontinued operations	$—	$(304,000)	$—	$(717,000)
Income tax benefit	—	(107,000)	—	(252,000)

Loss on disposal of discontinued operations, net of tax	$—	$(197,000)	$—	$(465,000)

Included in net sales for the three and nine months ended April 30, 2007 are sales that did not meet the Company’s revenue recognition policy as of July 31, 2006 and $368,000 of backlog payments. For the three and nine months ended April 30, 2006, the disposal of discontinued operations represents severance expense which was included in the $6,776,000 gain on sale recorded on July 31, 2006.

Cash flows attributable to discontinued operations comprise the following:

	Nine Months ended April 30,
	2007	2006

Net cash (used in) provided by operating activities	$(4,858,000)	$6,765,000

Investing and financing activities of our discontinued operations did not result in any net cash for the three and nine months ended April 30, 2007 and 2006.

The components of assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets and the activity during the nine months ended April 30, 2007 are as follows:

	July 31,	Recorded as	Amounts	April 30,
	2006	Income (Expense)	Settled	2007

Current assets:
Accounts receivable, net	$655,000	$368,000	$(953,000)	$70,000
Inventories	695,000	(695,000)	—	—
Prepaids and other current assets	771,000	(14,000)	(750,000)	7,000
Assets of discontinued operations	$2,121,000	$(341,000)	$(1,703,000)	$77,000

Current liabilities:
Accounts payable and accrued expenses	$(3,098,000)	$(246,000)	$3,279,000	$(65,000)
Compensation payable	(1,195,000)	(42,000)	1,237,000	—
Deferred revenue	(1,063,000)	1,063,000	—	—
Income taxes payable	(2,023,000)	(153,000)	2,085,000	(91,000)
Liabilities of discontinued operations	$(7,379,000)	$622,000	$6,601,000	$(156,000)

The liabilities at April 30, 2007 are expected to be settled prior to July 31, 2007.

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

Note 17. Repurchase of Shares

On April 13, 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock. Under the repurchase program we repurchased shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program had a one-year term that expired on April 12, 2007.

The first purchase under our repurchase program occurred on April 19, 2006. Through April 12, 2007, we had repurchased 464,800 shares under the repurchase program at a total average price per share of $14.02. Of the 464,800 shares, 161,800 shares were repurchased during the nine months ended April 30, 2007, all of which repurchases occurred prior to November 30, 2006.

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

Results of Operations provides a discussion of the consolidated results of operations for the three and nine months ended April 30, 2007 compared with the three and nine months ended April 30, 2006.

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

Significant Activities

(i)                                                        In connection with our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006, we commenced the sale and service of our Medivators® endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables through our own United States field sales and service organization on August 2, 2006, as more fully described elsewhere in this MD&A, “Business — Risk Factors” in the 2006 Form 10-K and Note 16 to the Condensed Consolidated Financial Statements. The operating performance of our endoscope reprocessing business was adversely impacted during the three and nine months ended April 30, 2007, compared with the three and nine months ended April 30, 2006, by unabsorbed infrastructure costs associated with the start-up of the Medivators direct sales and service effort in the United States and the overall integration (including material, overhead and warranty costs) of our MDS product line (formerly known as Dyped) manufactured in the Netherlands, including delays in the development and launch of this product line.

(ii)                                                     The dialysis industry has undergone significant consolidation which adversely impacted sales volume and average selling prices of some of our dialysis products, as more fully described elsewhere in this MD&A and in “Business - Risk Factors” in the 2006 Form 10-K. We believe that the majority of the adverse impact of this consolidation on our operating results has already occurred.

(iii)                                                  On March 30, 2007, we purchased certain net assets of GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(iv)                                                 On each of March 29 and May 17, 2007, we amended our existing revolving credit facility, as more fully discussed elsewhere in this MD&A and in Note 9 to the Condensed Consolidated Financial Statements.

(v)                                                    The Olympus distribution agreements with Carsen, as well as Carsen’s active business operations, terminated on July 31, 2006, as more fully described elsewhere in this MD&A, “Business — Risk Factors” in the 2006 Form 10-K and Note 15 to the Condensed Consolidated Financial Statements. Accordingly, Carsen is reported as a discontinued operation for the three and nine months ended April 30, 2007 and 2006.

Results of Operations

The results of operations described below reflect the continuing operating results of Cantel and its wholly-owned subsidiaries, except where otherwise indicated.

Since the GE Water Acquisition was completed on March 30, 2007, its results of operations are included in our results of operations for the portion of the three and nine months ended April 30, 2007 subsequent to March 30, 2007 and are excluded from our results of operations for the three and nine months ended April 30, 2006.

For the three and nine months ended April 30, 2007 compared with the three and nine months ended April 30, 2006, discussion herein of our pre-existing business refers to all of our reporting segments with the exception of the operating results of the GE Water Acquisition included in our Water Purification and Filtration reporting segment.

Certain distribution and warehouse expenses of Crosstex have been reclassified from amounts previously reported in our quarterly Form 10-Q for the three and nine months ended April 30, 2006 to conform with the accounting policies of Cantel which require such costs to be classified as cost of sales. These reclassifications affect cost of sales, gross profit and general and administrative expenses of our Dental segment, and therefore our consolidated totals.

The following discussion should also be read in conjunction with our 2006 Form 10-K.

The following table gives information as to the net sales from continuing operations and the percentage to the total net sales from continuing operations for each of our reporting segments:

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2007		2006		2007		2006
	(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Dental	$14,108	25.9	$13,415	28.6	$43,290	27.7	$39,650	27.9
Dialysis	13,458	24.7	13,229	28.2	41,772	26.7	44,742	31.4
Water Purification and Filtration	12,436	22.9	8,876	18.9	32,573	20.8	25,926	18.3
Endoscope Reprocessing	10,264	18.9	8,155	17.4	28,140	17.9	22,657	16.0
All Other	4,146	7.6	3,212	6.9	10,756	6.9	9,064	6.4
	$54,412	100.0	$46,887	100.0	$156,531	100.0	$142,039	100.0

Net Sales

Net sales increased by $7,525,000, or 16.0%, to $54,412,000 for the three months ended April 30, 2007 from $46,887,000 for the three months ended April 30, 2006. Net sales of our pre-existing business increased by $5,570,000, or 11.9%, to $52,457,000 for the three months ended April 30, 2007 compared with the three months ended April 30, 2006. Net sales contributed by the GE Water Acquisition for the one month period ended April 30, 2007 were $1,955,000.

Net sales increased by $14,492,000, or 10.2%, to $156,531,000 for the nine months ended April 30, 2007 from $142,039,000 for the nine months ended April 30, 2006. Net sales of our pre-existing business increased by $12,537,000, or 8.8%, to $154,576,000 for the nine months ended

April 30, 2007 compared with the nine months ended April 30, 2006. Net sales contributed by the GE Water Acquisition for the one month period ended April 30, 2007 were $1,955,000.

The increase in net sales of our pre-existing business for the three and nine months ended April 30, 2007 was principally attributable to increases in sales of endoscope reprocessing products and services, water purification and filtration products and services, dental products, specialty packaging products, and with respect to the three months ended April 30, 2007, therapeutic filtration products. The increase in net sales for the nine months ended April 30, 2007 was partially offset by a decrease in sales of dialysis products.

Net sales of endoscope reprocessing products and services increased by 25.9% and 24.2% during the three and nine months ended April 30, 2007, respectively, compared with the three and nine months ended April 30, 2006, primarily due to an increase in selling prices of our Medivators endoscope reprocessing equipment and related products and service in the United States as a result of selling directly to our customers and not through a distributor, as more fully described elsewhere in this MD&A, and an increase in demand for our endoscope disinfection equipment in Europe and disinfectants and product service both in the United States and internationally. The increase in demand for our disinfectants and product service is attributable to the increased field population of equipment and our ability to convert users of competitive disinfectants to our products. The increase in customer prices as a result of the direct sales effort increased sales by approximately $1,500,000 and $3,000,000 for the three and nine months ended April 30, 2007, respectively, compared with the three and nine months ended April 30, 2006.

Net sales of water purification and filtration products and services from our pre-existing business increased by 18.1% for the three and nine months ended April 30, 2007, respectively, compared with the three and nine months ended April 30, 2006, primarily due to the acquisition of Fluid Solutions on May 1, 2006 which contributed approximately $1,500,000 and $4,015,000 of incremental net sales for the three and nine months ended April 30, 2007, respectively.

Net sales of dental products increased by 5.2% and 9.2% for the three and nine months ended April 30, 2007, respectively, compared with the three and nine months ended April 30, 2006, primarily due to increased demand in the United States for our instrument sterilization pouches, and increases in selling prices of approximately $180,000 and $1,320,000, respectively. Such selling price increases were implemented to offset corresponding supplier cost increases and therefore did not have a significant impact on gross profit. The increase in sales of dental products for the nine months ended April 30, 2007 was also due to increased demand in the United States for our face masks during the six months ended January 31, 2007.

Net sales contributed by the Specialty Packaging operating segment were $1,808,000 and $5,463,000, an increase of 31.8% and 43.2%, for the three and nine months ended April 30, 2007, respectively, compared with the three and nine months ended April 30, 2006. This increase in sales was primarily due to increased customer demand in the United States for our specialty packaging and compliance training products and increases in selling prices of approximately $165,000, and $575,000 for the three and nine months ended April 30, 2007, respectively.

Net sales contributed by the Therapeutic Filtration operating segment were $2,338,000 and $5,293,000, an increase of 27.1% and 0.1%, for the three and nine months ended April 30, 2007, respectively, compared with the three and nine months ended April 30, 2006. The increase in sales during the three months ended April 30, 2007 was primarily due to the recommencement of sales of pediatric filters manufactured by us on an OEM basis for a single customer’s hydration system.

This customer had previously experienced a voluntary recall of the system (unrelated to our product) and was not purchasing pediatric filters until their sales of hydration systems recommenced.

Sales of dialysis products and services increased by 1.7% for the three months ended April 30, 2007 and decreased by 6.6% for the nine months ended April 30, 2007, compared with the three and nine months ended April 30, 2006. The decrease for the nine months ended April 30, 2007 was primarily due to a decrease in demand from customers for dialysate concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) in the United States (partially offset by increased international demand), lower average selling prices for Renatron® equipment (offset by an increase in demand for Renatron equipment) and Renalin® sterilant due to increased sales to large national chains that typically receive more favorable pricing, and reduced demand for Renalin sterilant domestically. Partially offsetting the decrease in sales of dialysis products and services was an increase of approximately $515,000 and $2,180,000 in net sales as a result of shipping and handling fees, such as freight, invoiced to customers during the three and nine months ended April 30, 2007 (related costs of a similar amount are included within cost of sales). The majority of these amounts related to two of our larger customers who were previously responsible for transportation related to the products they purchased from us; during fiscal 2007, we became responsible for the transportation and invoiced them for such costs.

The dialysis industry has undergone significant consolidation through the acquisition by certain major dialysis chains of smaller chains and independents. In October 2005, DaVita Inc. (“DaVita”), the second-largest dialysis chain in the United States, acquired Gambro AB’s United States dialysis clinic business, Gambro Healthcare, Inc. (“Gambro US”). DaVita/Gambro US are significant customers of our dialysis reuse products and accounted for approximately 32% and 29% of our dialysis net sales for the three and nine months ended April 30, 2007, respectively, and 25% and 24% of our dialysis net sales for the three and nine months ended April 30, 2006, respectively. The DaVita/Gambro US acquisition has resulted in greater buying power for the larger resulting entity and thereby a reduction in our net sales and profit margins due to reduced average selling prices of our dialyzer reprocessing products beginning in November 2005; however, offsetting this reduction is increased demand for our Renatron equipment and Renalin sterilant from DaVita/Gambro for the three and nine months ended April 30, 2007, as compared with the three and nine months ended April 30, 2006.

In addition, on March 31, 2006, Fresenius Medical Care (“Fresenius”), the largest dialysis chain in the United States and a provider of single-use dialyzer products, completed its acquisition of Renal Care Group, Inc. (“RCG”). RCG has been a significant customer of our dialysis reuse products. Combined net sales of Fresenius and RCG accounted for approximately 12% and 13% of our dialysis net sales for the three and nine months ended April 30, 2007, respectively, and 19% and 21% of our dialysis net sales for the three and nine months ended April 30, 2006, respectively. We believe Fresenius has converted most of the dialysis clinics of RCG into single-use facilities, which has adversely affected our sales of reuse dialysis products. In addition, the Fresenius acquisition has resulted in the loss of low margin concentrate business to the RCG dialysis centers since Fresenius manufactures dialysate concentrate.

We believe that the majority of the adverse impact of these acquisitions has already occurred and is therefore reflected in the operating results of our dialysis segment for the last six months of the nine months ended April 30, 2007.

Gross profit

Gross profit increased by $3,163,000, or 18.6%, to $20,209,000 for the three months ended April 30, 2007 from $17,046,000 for the three months ended April 30, 2006. Gross profit of our pre-existing business increased by $2,573,000, or 15.1%, to $19,619,000 for the three months ended April 30, 2007 compared with the three months ended April 30, 2006. Gross profit contributed by the GE Water Acquisition for the one month period ended April 30, 2007 was $590,000.

Gross profit increased by $6,054,000, or 11.7%, to $57,899,000 for the nine months ended April 30, 2007 from $51,845,000 for the nine months ended April 30, 2006. Gross profit of our pre-existing business increased by $5,464,000, or 10.5%, to $57,309,000 for the three months ended April 30, 2007 compared with the three months ended April 30, 2006.

Gross profit as a percentage of net sales for the three months ended April 30, 2007 and 2006 was 37.1% and 36.4%, respectively. Gross profit as a percentage of net sales of our pre-existing business for the three months ended April 30, 2007 was 37.4%. Gross profit as a percentage of net sales for the GE Water Acquisition for the one month ended April 30, 2007 was 30.2% (since the date of the acquisition).

Gross profit as a percentage of net sales for the nine months ended April 30, 2007 and 2006 was 37.0% and 36.5%, respectively. Gross profit as a percentage of net sales of our pre-existing business for the nine months ended April 30, 2007 was 37.1%.

The higher gross profit percentage of our pre-existing business for the three and nine months ended April 30, 2007, compared with the three and nine months ended April 30, 2006, was primarily attributable to an increase in gross profit percentage on our dialysis products due to (i) an improvement in both customer and product mix related to our dialysate concentrate product, which improvements resulted from the Fresenius acquisition of RCG and our strategy of only maintaining concentrate business with an acceptable gross margin, (ii) lower manufacturing costs including the closing of a distribution center and (iii) more favorable transportation costs due to new freight arrangements with certain customers. The increase in gross profit percentage was also attributable to selling our Medivators brand endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables directly to customers through our own United States field sales and service organization instead of through a distributor; increases in sales of higher margin (i) dental products such as our instrument sterilization pouches, (ii) therapeutic filtration products due to the recommencement of pediatric filter sales during the three months ended April 30, 2007 and (iii) specialty packaging products; and the non-reoccurrence of a $658,000 one-time purchase accounting charge related to our Dental segment’s inventory incurred during the three months ended October 31, 2005.

Partially offsetting these increases in gross profit percentage were a lower gross profit percentage due to (i) MDS integration costs (including material, overhead and warranty costs) and increased international sales of our low margin MDS product line of endoscope reprocessing equipment, (ii) endoscope reprocessing services primarily due to a low level of billable time for our newly developed U.S. field service organization since most machines sold directly to our customers under our new direct sales and service strategy are still under warranty and (iii) water purification and filtration products and services primarily due to unabsorbed manufacturing overhead, as well as the sale of water purification equipment at lower than normal margins due to start-up costs of a new line of machines.

Operating Expenses

Selling expenses increased by $1,498,000 to $5,958,000 for the three months ended April 30, 2007, from $4,460,000 for the three months ended April 30, 2006. For the three months ended April 30, 2007, selling expenses increased principally due to a higher cost structure of approximately $950,000 for our endoscope reprocessing direct sales network as a result of our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006, as more fully described elsewhere is this MD&A; the inclusion of approximately $200,000 of selling expenses related to the acquisitions of GE Water and Fluid Solutions; an increase of approximately $150,000 in advertising and marketing expense primarily related to our Dental and Endoscope Reprocessing segments; and an increase in compensation expense of approximately $170,000 primarily due to additional sales and marketing personnel in our Specialty Packaging and Dental segments.

Selling expenses increased by $4,310,000 to $17,397,000 for the nine months ended April 30, 2007, from $13,087,000 for the nine months ended April 30, 2006. For the nine months ended April 30, 2007, selling expenses increased principally due to a higher cost structure of  approximately $2,650,000 for our endoscope reprocessing direct sales network as a result of our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006; an increase in compensation expense of approximately $450,000 primarily due to additional sales and marketing personnel in our Specialty Packaging and Dental segments; an increase of approximately $425,000 in advertising and marketing expense primarily related to our Dental and Endoscope Reprocessing segments; and the inclusion of approximately $335,000 of selling expenses related to the acquisitions of GE Water and Fluid Solutions.

Selling expenses as a percentage of net sales were 10.9% and 11.1% for the three and nine months ended April 30, 2007, compared with 9.5% and 9.2% for the three and nine months ended April 30, 2006. The increase in selling expenses as a percentage of net sales was primarily attributable to a higher cost structure for our endoscope reprocessing direct sales network as a result of our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006.

General and administrative expenses increased by $591,000, or 7.4%, to $8,530,000 for the three months ended April 30, 2007, from $7,939,000 for the three months ended April 30, 2006, principally due to an increase in stock-based compensation expense of $276,000; the inclusion of approximately $225,000 of general and administrative expenses related to the acquisitions of GE Water and Fluid Solutions; and $137,000 in incentive compensation directly related to the GE Water Acquisition. Partially offsetting these increases was a decrease of approximately $120,000 in bad debt expense due to the collection of some old receivables.

General and administrative expenses increased by $1,699,000, or 7.6%, to $24,126,000 for the nine months ended April 30, 2007, from $22,427,000 for the nine months ended April 30, 2006, principally due to increased compensation expense, including additional personnel, of approximately $870,000; the inclusion of approximately $500,000 of expenses related to the acquisitions of GE Water and Fluid Solutions; increased accounting and other professional fees of approximately $430,000; $137,000 in incentive compensation during the three months ended April 30, 2007 directly related to the GE Water Acquisition; and an increase in stock-based compensation expense of $101,000. Partially offsetting these increases were the non-reoccurrences of $345,000 in incentive compensation directly related to the Crosstex acquisition and $160,000 in debt financing costs related to our amended and restated credit facilities, both of which charges were incurred during the first three months of the nine months ended April 30, 2006.

General and administrative expenses as a percentage of net sales were 15.7% and 15.4% for the three and nine months ended April 30, 2007, compared with 16.9% and 15.8% for the three and nine months ended April 30, 2006.

Research and development expenses (which include continuing engineering costs) were $1,175,000 and $1,176,000 for the three months ended April 30, 2007 and 2006, respectively. For the nine months ended April 30, 2007, research and development expenses decreased by $248,000 to $3,563,000, from $3,811,000 for the nine months ended April 30, 2006. The majority of our research and development expenses related to our MDS endoscope reprocessor and specialty filtration products. The decrease in research and development expense for the nine months ended April 30, 2007, compared with the nine months ended April 30, 2006, is due to less development work on the European version of our MDS endoscope reprocessor.

Interest

Interest expense decreased by $85,000 to $859,000 for the three months ended April 30, 2007, from $944,000 for the three months ended April 30, 2006. For the nine months ended April 30, 2007, interest expense decreased by $895,000 to $2,381,000, from $3,276,000 for the nine months ended April 30, 2006. For the three and nine months ended April 30, 2007, interest expense decreased primarily due to the decrease in average outstanding borrowings, partially offset by an increase in average interest rates. Interest expense specifically related to the GE Water Acquisition was $165,000 since the date of the acquisition.

Interest income decreased by $71,000 to $156,000 for the three months ended April 30, 2007, from $227,000 for the three months ended April 30, 2006, primarily due to a decrease in average cash and cash equivalents partially offset by an increase in average interest rates. Interest income increased by $18,000 to $606,000 for the nine months ended April 30, 2007, from $588,000 for the nine months ended April 30, 2006, primarily due to an increase in average interest rates.

Income from continuing operations before income taxes

Income from continuing operations before income taxes increased by $1,089,000 to $3,843,000 for the three months ended April 30, 2007, from $2,754,000 for the three months ended April 30, 2006. For the nine months ended April 30, 2007, income from continuing operations before income taxes increased by $1,206,000 to $11,038,000, from $9,832,000 for the nine months ended April 30, 2006.

Income taxes

The consolidated effective tax rate was 43.8% and 41.7% for the nine months ended April 30, 2007 and 2006, respectively.

Our results of continuing operations for the three and nine months ended April 30, 2007 and 2006 reflect income tax expense for our United States and international operations at their respective statutory rates. Our United States operations had an effective tax rate of 37.7% for the nine months ended April 30, 2007. Our international operations include our subsidiaries in Canada and Japan, which had effective tax rates for the nine months ended April 30, 2007 of approximately 36.9% and 45.0%, respectively. A tax benefit was not recorded for the nine months ended April 30, 2007 and 2006 on the losses from operations at our Netherlands and Singapore subsidiaries, thereby causing the overall effective tax rates to exceed statutory rates.

The higher overall effective tax rate for the nine months ended April 30, 2007, compared with the nine months ended April 30, 2006, was principally due to larger losses related to our Netherlands operation for which no income tax benefit was recorded and the geographic mix of pretax income.

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

Stock-Based Compensation

The following table shows the allocation of total stock-based compensation expense relating to continuing operations recognized in the Condensed Consolidated Statements of Income for the three and nine months ended April 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Cost of sales	$15,000	$11,000	$29,000	$43,000
Operating expenses:
Selling	43,000	37,000	112,000	124,000
General and administrative	428,000	152,000	750,000	649,000
Research and development	6,000	5,000	16,000	17,000
Total operating expenses	477,000	194,000	878,000	790,000
Stock-based compensation before income taxes	492,000	205,000	907,000	833,000
Income tax benefits	(187,000)	(59,000)	(360,000)	(218,000)
Total stock-based compensation expense, net of tax	$305,000	$146,000	$547,000	$615,000

For the three and nine months ended April 30, 2007, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

Most of our stock option and nonvested stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At April 30, 2007, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,617,000 with a remaining weighted average period of 30 months over which such expense is expected to be recognized. Such unrecognized stock-based compensation expense increased during the three and nine months ended April 30, 2007, compared with the three and nine months ended April 30, 2006, due to additional employee stock option and nonvested stock grants.

Upon exercise of stock options or grant of nonvested shares, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the  nine months ended April 30, 2007 and 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $739,000 and $1,041,000, respectively.

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

Liquidity and Capital Resources

Working capital

At April 30, 2007, the Company’s working capital was $48,666,000, compared with $43,351,000 at July 31, 2006.

Cash flows from operating activities

Net cash provided by operating activities was $700,000 and $16,592,000 for the nine months ended April 30, 2007 and 2006, respectively. For the nine months ended April 30, 2007, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation and amortization and stock-based compensation expense, a decrease in assets of discontinued operations (due to the wind-down of Carsen’s operations) and an increase in accounts payable and accrued expenses (due to the timing of payroll and additional liabilities from the GE Water Acquisition). These items were partially offset by an increase in accounts receivable (due to strong sales in the months of March and April including sales relating to the GE Water Acquisition) and inventories (due to planned increases in stock levels of certain products) and decreases in liabilities of discontinued operations (due to the wind-down of Carsen’s operations) and income taxes payable (due to the timing associated with payments).

For the nine months ended April 30, 2006, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation and amortization and stock-based compensation expense, a decrease in accounts receivable (due to strong sales in the month of July 2005 which were subsequently collected) and an increase in liabilities of discontinued operations (primarily due to Carsen’s receipt of cash from Olympus relating to the termination of their distribution agreement which could not be recognized as revenue at that time). These items were partially offset by increases in inventories (due to planned increases in stock levels of certain products) and assets of discontinued operations (due to strong sales from Carsen’s operations) and a decrease in accounts payable and accrued expenses (due to timing associated with payments).

Net cash provided by operating activities related only to continuing operations was $5,558,000 and $9,827,000 for the nine months ended April 30, 2007 and 2006, respectively.

Cash flows from investing activities

Net cash used in investing activities was $37,996,000 and $70,940,000 for the nine months ended April 30, 2007 and 2006, respectively. For the nine months ended April 30, 2007, the net cash used in investing activities was primarily for the GE Water Acquisition, capital expenditures and an acquisition earnout to the former owners of Crosstex. For the nine months ended April 30, 2006, the net cash used in investing activities was primarily for the acquisition of Crosstex and capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $24,452,000 and $41,533,000 for the nine months ended April 30, 2007 and 2006, respectively. For the nine months ended April 30, 2007, the net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility related to the GE Water Acquisition and proceeds from the exercises of stock options, partially offset by repayments under the term and revolving credit facilities and purchases of treasury stock. For the nine months ended April 30, 2006, net cash provided by financing activities was primarily attributable to borrowings under our credit facilities related to the acquisition of Crosstex and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities and purchases of treasury stock.

Repurchase of shares

On April 13, 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock. Under the repurchase program we repurchased shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program had a one-year term that expired on April 12, 2007.

The first purchase under our repurchase program occurred on April 19, 2006. Through April 12, 2007, we had repurchased 464,800 shares under the repurchase program at a total average price per share of $14.02. Of the 464,800 shares, 161,800 shares were repurchased during the nine months ended April 30, 2007, all of which repurchases occurred prior to November 30, 2006.

Discontinued Operations — Termination of Carsen’s Operations

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

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus is paying Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen are made following Olympus’ receipt of customer payments for such orders. As of April 30, 2007, approximately $368,000 related to such backlog has been recorded as income and has been reported in income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

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

Operating results attributable to Carsen’s business are summarized below:

	Three Months Ended		Nine Months ended
	April 30,		April 30,
	2007	2006	2007	2006

Net sales	$68,000	$18,471,000	$1,428,000	$45,176,000

Operating income	$27,000	$4,874,000	$434,000	$10,879,000
Interest expense	—	13,000	—	43,000
Income before income taxes	27,000	4,861,000	434,000	10,836,000
Income taxes	9,000	1,720,000	153,000	3,844,000
Income from discontinued operations, net of tax	$18,000	$3,141,000	$281,000	$6,992,000

Loss on disposal of discontinued operations	$—	$(304,000)	$—	$(717,000)
Income tax benefit	—	(107,000)	—	(252,000)
Loss on disposal of discontinued operations, net of tax	$—	$(197,000)	$—	$(465,000)

Included in net sales for the three and nine months ended April 30, 2007 are sales that did not meet the Company’s revenue recognition policy as of July 31, 2006 and $368,000 of backlog payments. For the three and nine months ended April 30, 2006, the disposal of discontinued operations represents severance expense which was included in the $6,776,000 gain on sale recorded on July 31, 2006.

Cash flows attributable to discontinued operations comprise the following:

	Nine Months ended April 30,
	2007	2006

Net cash (used in) provided by operating activities	$(4,858,000)	$6,765,000

Investing and financing activities of our discontinued operations did not result in any net cash for the three and nine months ended April 30, 2007 and 2006.

The components of assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets and the activity during the nine months ended April 30, 2007 are as follows:

	July 31,	Recorded as	Amounts	April 30,
	2006	Income (Expense)	Settled	2007

Current assets:
Accounts receivable, net	$655,000	$368,000	$(953,000)	$70,000
Inventories	695,000	(695,000)	—	—
Prepaids and other current assets	771,000	(14,000)	(750,000)	7,000
Assets of discontinued operations	$2,121,000	$(341,000)	$(1,703,000)	$77,000

Current liabilities:
Accounts payable and accrued expenses	$(3,098,000)	$(246,000)	$3,279,000	$(65,000)
Compensation payable	(1,195,000)	(42,000)	1,237,000	—
Deferred revenue	(1,063,000)	1,063,000	—	—
Income taxes payable	(2,023,000)	(153,000)	2,085,000	(91,000)
Liabilities of discontinued operations	$(7,379,000)	$622,000	$6,601,000	$(156,000)

The liabilities at April 30, 2007 are expected to be settled prior to July 31, 2007.

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

Long-term contractual obligations

Aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components as of April 30, 2007 are as follows:

	Three Months
	Ended
	July 31,	Year Ending July 31,
	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$1,000	$6,000	$8,000	$10,000	$36,000	$—	$61,000
Expected interest payments under the credit facilities(1)	992	3,745	3,292	2,708	2,053	—	12,790
Minimum commitments under noncancelable operating leases	791	2,737	2,390	1,745	1,168	2,163	10,994
Note payable - Dyped	582	685	—	—	—	—	1,267
Deferred compensation and other	14	180	108	34	406	1,012	1,754
Minimum commitments under license agreement	9	47	70	105	156	2,779	3,166
Employment agreements	874	3,995	1,209	140	116	122	6,456
Total contractual obligations	$4,262	$17,389	$15,069	$14,732	$39,899	$6,076	$97,427

(1)                                  The expected interest payments under the term and revolving credit facilities reflect interest rates of 6.55% and 6.53%, respectively, which were our interest rates on outstanding borrowings at April 30, 2007.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. In addition, we agreed to repay the July 31, 2005 outstanding borrowings of $15,750,000 under our original term loan facility within ninety (90) days from the closing. In October 2005, such amount was repaid primarily through the repatriation of funds from our foreign subsidiaries. Amounts we repay under the term loan facility may not be re-borrowed. Additionally, we incurred debt issuance costs of approximately $1,426,000, of which $160,000 of third-party costs was recorded in general and administrative expenses during the three months ended October 31, 2005 in accordance with applicable accounting rules. The remaining $1,266,000 of costs was recorded in other assets and is being amortized over the life of the credit facilities.

On March 29, 2007, we amended the 2005 U.S. Credit Facilities primarily to allow for the GE Water Acquisition. Additionally, on May 17, 2007 we amended the 2005 U.S. Credit Facilities principally to increase the borrowing capacity under the existing senior secured revolving credit facility as well as to obtain improved terms on interest margins applicable to our outstanding borrowings. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility.

At May 31, 2007, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.75% above the lender’s base rate, or at rates ranging from 1.0% to 2.0% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At May 31, 2007, the lender’s base rate was 8.25% and the LIBOR rates ranged from 5.25% to 5.35%. The margins applicable to our outstanding borrowings at May 31, 2007 were 0.00% above the lender’s base rate and 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at May 31, 2007. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at May 31, 2007.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our lenders. As of April 30, 2007, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On April 30, 2007, we had $61,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $35,000,000 and $26,000,000 under the term loan facility and the revolving credit facility, respectively. Subsequent to April 30, 2007, we repaid $2,000,000 under the revolving credit facility reducing our total outstanding borrowings to $59,000,000.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At April 30, 2007, $1,267,000 of this note was outstanding using the exchange rate on April 30, 2007. Such note is non-interest bearing and has been recorded at its present value of $1,217,000 at April 30, 2007. The current portion of this note is recorded in accrued expenses and the remainder is recorded in other long-term liabilities.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment.  In consideration, we agreed to pay a minimum annual royalty payable each calendar year over the license agreement term of 20 years. At April 30, 2007, we had minimum future royalty obligations of approximately $3,166,000 relating to this license agreement.

Financing needs

At April 30, 2007, we had a cash balance of $17,251,000, of which $9,237,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At June 8, 2007, $26,000,000 was available under our United States revolving credit facility, as amended.

Foreign currency

During the three and nine months ended April 30, 2007, compared with the three and nine months ended April 30, 2006, the average value of the Canadian dollar decreased by approximately 1.0% and increased by approximately 2.0%, respectively, relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to 2006 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an insignificant impact for the three and nine months ended April 30, 2007, compared with the three and nine months ended April 30, 2006, upon our continuing results of operations.

For the three and nine months ended April 30, 2007, compared with the three and nine months ended April 30, 2006, the value of the euro increased by approximately 9.9% and 7.8%, respectively, relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2006 Form 10-K. Fluctuations in the rates of currency exchange between the Euro and the United States dollar had an overall adverse impact for the three and nine months ended April 30, 2007, compared with the three and nine months ended April 30, 2006, upon our results of operations of approximately $45,000 and $145,000, respectively.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges.  There was one foreign currency forward contract amounting to €447,000 at May 31, 2007 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expires on June 30, 2007. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During the three and nine months ended April 30, 2007, such forward contracts were effective in offsetting most of the impact of the strengthening of the euro on our results of operations.

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

For purposes of translating the balance sheet at April 30, 2007 compared with July 31, 2006, the value of the Canadian dollar increased by approximately 2.0% and the value of the euro increased by approximately 7.2% compared with the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $767,000 during the nine months ended April 30, 2007, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2007, compared with the three and nine months ended April 30, 2006, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

None of our sales contain right-of-return provisions except certain sales of a small portion of our endoscope reprocessing equipment which contain a 15 day right-of-return trial period. Such sales are not recognized as revenue until the 15 day trial period has elapsed. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a portion of our sales of dialysis and dental products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis and dental customers, volume rebates and trade-in allowances are provided; such volume rebates and trade-in allowances are provided for as a reduction of sales at the time of revenue recognition and amounted to $243,000 and $1,401,000 for the three and nine months ended April 30, 2007, respectively, and $347,000 and $829,000 for the three and nine months ended April 30, 2006, respectively. Included in the volume rebates for the nine months ended April 30, 2006 was the cancellation of a volume rebate program resulting from consolidation in the dialysis industry. Such allowances are determined based on estimated projections of sales volume and trade-ins for the entire rebate agreement periods. Trade-in allowances were not significant for the three and nine months ended April 30, 2007 and 2006. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, brand names, technology, non-compete agreements and patents, are amortized on the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2006, management concluded that none of our intangible assets or goodwill was impaired and no impairment indicators are present as of April 30, 2007. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results which management believes to be reasonable.

Long-lived assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. With few exceptions, our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective, and accordingly, actual amounts realized may differ significantly from our estimates.

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

Stock-Based Compensation

On August 1, 2005, we adopted SFAS No. 123R using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense will be recognized for any option grant or stock award granted on or after August 1, 2005, as well as the unvested portion of stock options granted prior to August 1, 2005, based upon the award’s fair value. For fiscal 2005 and earlier periods, we accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant.

Most of our stock option and nonvested stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

The stock-based compensation expense recorded in our Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We determine the fair value of each unvested stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period. With respect to stock options granted during the last six months of the nine months ended April 30, 2007, we reassessed both the expected option life and stock price volatility assumptions by evaluating more recent historical exercise behavior and stock price activity; such reevaluation resulted in reductions in both the expected option lives and volatility.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded $197,000 and $465,000 of severance costs, net of tax, as a loss from disposal of discontinued operations for the three and nine months ended April 30, 2006, respectively, related to the sale of substantially all of Carsen’s assets on July 31, 2006.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission (the “SEC”) and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the beliefs and assumptions of management; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

•                  the increasing market share of single-use dialyzers relative to reuse dialyzers

•                  the adverse impact of consolidation of dialysis providers

•                  uncertainties related to our Endoscope Reprocessing segment, particular those relating to the assumption of direct sales and service of Medivators endoscope reprocessing products in the United States on August 2, 2006 and the performance of the MDS product line

•                  our dependence on a concentrated number of distributors for our dental segment products and the recent consolidation of such distributors

•                  our ability to acquire new businesses and successfully integrate and operate such businesses

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to 2006 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an insignificant impact for the three and nine months ended April 30, 2007, compared with the three and nine months ended April 30, 2006, upon our continuing results of operations and a positive impact on stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2006 Form 10-K. Fluctuations in the rates of currency exchange between the Euro and the United States dollar had an overall adverse impact for the three and nine months ended April 30, 2007, compared with the three and nine months ended April 30, 2006, upon our continuing results of operations as described in our MD&A, and had a positive impact upon stockholders’ equity.

 In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There was one foreign currency forward contract amounting to €878,000 at April 30, 2007 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on May 31, 2007. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and nine months ended April 30, 2007, such forward contracts were effective in offsetting most of the impact of the strengthening of the euro on our results of operations.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar for the three and nine months ended April 30, 2007 and 2006 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

Changes in Internal Control

On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. For the three and nine months ended April 30, 2007 and 2006, Crosstex represented a material portion of our sales, net income and net assets. In conjunction with the due diligence performed by us in connection with this acquisition, we determined that the overall internal control environment of Crosstex contained a number of significant deficiencies, some of which rose to the level of material weaknesses. Some of the more significant internal control weaknesses included the lack of segregation of duties, the need to hire a principal financial and accounting officer, numerous limitations with respect to the management information systems, lack of application of GAAP in certain aspects of financial reporting, and substandard monthly closing procedures.

We believe we have already remedied most of the more significant internal control weaknesses at Crosstex. In order to achieve these objectives, we took a number of steps during fiscal 2006 and the nine months ended April 30, 2007 including hiring a principal financial and accounting officer at Crosstex in October 2005 and a Controller in December 2006, formalizing the monthly closing procedures and timing, and ensuring consistent and complete application of GAAP. Additionally, we have implemented a number of additional internal control procedures designed to ensure the completeness and accuracy of reported financial information, including periodic physical inventories, monthly account analyses and quarter-end field reviews by representatives of Cantel’s financial and accounting staff. We are relying extensively on detect controls with respect to reported month-end financial information until such time that appropriate prevent controls can be implemented. We have evaluated the management information system at Crosstex and have selected a replacement of the existing system. The implementation process of this new system has recently commenced and is expected to be completed in early fiscal 2008. During fiscal 2007, numerous temporary control improvements have been made to the existing management information system for the interim period before the new system is fully implemented. Such improvements will continue to be made throughout the remainder of fiscal 2007.

On March 30, 2007, we acquired GE Water as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following this acquisition, which will include the remainder of fiscal 2007, we have enhanced our internal control process at our Mar Cor subsidiary to ensure that all financial information related to this acquisition is properly reflected in our Condensed Consolidated Financial Statements. During the first quarter of our fiscal 2008, we expect that all aspects of this acquisition will be fully integrated into Mar Cor’s existing internal control structure.

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

See Part I, Item 1. – Note 14 above.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of equity securities by Cantel:

On April 13, 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock. Under the repurchase program we repurchased shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program had a one-year term that expired on April 12, 2007.

The first purchase under our repurchase program occurred on April 19, 2006. Through April 12, 2007, we had repurchased 464,800 shares under the repurchase program, all of which repurchases occurred prior to November 30, 2006.

The following table summarizes the repurchase of Common Stock under the repurchase program by quarter during fiscal years 2007 and 2006:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the program

4/19/06
through
4/30/06	123,300	$14.63	123,300	376,700

5/1/06
through
7/31/06	179,700	$13.88	303,000	197,000

8/1/06
through
10/31/06	89,000	$13.56	392,000	108,000

11/1/06
through
1/31/07	72,800	$13.89	464,800	35,200

2/1/07
through
4/30/07	0	0	0	0

ITEM 6.                  EXHIBITS

10(a)              — First Amendment to Credit Agreement dated October 4, 2006 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.)

10(b)             — Second Amendment to Credit Agreement dated November 17, 2006 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.)

10(c)              — Third Amendment to Credit Agreement dated March 29, 2007 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.)

10(d)             — Fourth Amendment to Credit Agreement dated May 17, 2007 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.)

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
Date: June 11, 2007

	By:	/s/ R. Scott Jones
R. Scott Jones, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller