Form 10-K
period 2007-07-31
CANTEL MEDICAL CORP
filed 2007-10-15
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on shares held and the closing price of a share of the Registrant’s common stock on January 31, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $200,699,003.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the close of business on September 17, 2007: 16,117,612

Documents incorporated by reference:  Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2007 Annual Meeting of Stockholders of Registrant.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission (the “SEC”) and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the beliefs and assumptions of management; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

•                  the increasing market share of single-use dialyzers relative to reuse dialyzers in the United States

•                  the adverse impact of consolidation of dialysis providers and our dependence on a single dialysis customer

•                  the adverse impact of consolidation of dental product distributors and our dependence on a concentrated number of such distributors

•                  uncertainties related to our Endoscope Reprocessing segment, particularly those relating to the assumption of direct sales and service of Medivators endoscope reprocessing products in the United States on August 2, 2006 and the performance of the MDS product line

•                  our dependence on acquiring new businesses and successfully integrating and operating such businesses

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

•                  Healthcare Disposables (formerly known as “Dental”): Single-use, infection control products used principally in the dental market including face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups, sterilization pouches and disinfectants.

•                     Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•                  Endoscope Reprocessing: Medical device reprocessing systems and sterilants/disinfectants for endoscopy.

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

To be more consistent with our strategy to expand our product offerings outside the dental market, we have renamed our Dental operating segment to the Healthcare Disposables operating segment. This change in segment description has no impact upon any reported financial information of this segment.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Recent Events

Acquisition of Strong Dental Products, Inc.

On September 26, 2007, we expanded our Healthcare Disposables segment by purchasing all of the issued and outstanding stock of privately-held Strong Dental Products, Inc. (“Strong Dental”) for approximately $4,100,000, including estimated transaction costs and assumption of debt. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $700,000 contingent upon the achievement of a specified revenue target over a three year period. Strong Dental designs and markets comfort cushioning and infection control covers for x-ray film and digital x-ray sensors. The Strong Dental products will now be sold exclusively through Crosstex’ network of distributors. The acquired business had pre-acquisition annual revenues of approximately $1 million. Because the acquisition was consummated after the end of fiscal 2007, the results of operations of Strong Dental are not included in our results of operations for fiscal 2007 or any prior period. The principal reasons for the acquisition were to (i) leverage the sales and marketing infrastructure of Crosstex by adding a branded, technologically differentiated, and patent-protected product line, (ii) expand into the rapidly growing area of digital radiography as dentists convert from film to digital x-rays, and (iii) add a new product line that focuses on the dental hygienist community, which product will aid in cross-selling the recently launched Patient’s Choice™ line of Crosstex products.

Acquisition of Verimetrix, LLC

On September 17, 2007, we expanded our Endoscope Reprocessing (Medivators) segment by purchasing certain net assets from Verimetrix, LLC for approximately $4,800,000, including estimated transaction costs. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $4,025,000 contingent upon the achievement of a specified cumulative revenue target over a six year period. Verimetrix designs, markets and sells the Veriscan™ System, a state-of-the-art endoscope leak and fluid detection device that provides customers with superior accuracy, complete automation, and comprehensive electronic record keeping. The acquired business had pre-acquisition annual revenues of approximately $2,000,000. Because the acquisition was consummated after the end of fiscal 2007, the results of operations of Verimetrix are not included in our results of operations for fiscal 2007 or any prior period. The principal reasons for the acquisition were to (i) add a technologically advanced product that fits squarely in our existing customer call pattern for Medivators products; (ii) leverage our national, direct hospital field sales force and their in-depth knowledge of the endoscopy market; and (iii) equip our sales force with a broad and comprehensive product line ranging from pre-cleaning detergents, flushing aids and leak testing equipment, to automated disinfection equipment and chemistries.

Acquisition of Dialysis Services, Inc.

On August 1, 2007, we purchased the water-related assets of Dialysis Services, Inc. (“DSI”) for approximately $1,250,000, including estimated transaction costs. DSI, based in Springfield, Tennessee, designs, installs and services high quality water and bicarbonate systems for use in dialysis clinics, hospitals and university settings. The acquired business had pre-acquisition revenues of approximately $1,200,000. Because the acquisition was consummated after the end of fiscal 2007, the results of operations of DSI are not included in our results of operations for fiscal 2007 or any prior period. The principal reason for the acquisition was the strengthening of our sales and service presence and base of business in a region with a significant concentration of dialysis clinics and healthcare institutions. The operating results of DSI will be included in our Water Purification and Filtration segment.

Acquisition of Twist 2 It Inc.

On July 9, 2007, we expanded our Healthcare Disposables segment by purchasing certain assets of Twist 2 It Inc., the owner of a unique, patented, disposable prophy angle for the cleaning and polishing of teeth that eliminates the splatter of saliva, blood and other potential infectious matter. Due to the novel reciprocating motion, the Twist prophy angle aids dentists, hygienists and veterinarians in not only eliminating oral splatter, but also improving patient safety and comfort by avoiding frictional heat. The acquired business had pre-acquisition annual revenues of approximately $1,300,000 and was purchased for approximately $1,915,000, including transaction costs. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $2,043,000 contingent upon the achievement of specified revenue targets over a two year period. Since the acquisition occurred during the last month of our fiscal year, it had virtually no impact on our results of operations for fiscal 2007. The Twist® prophy angle is now being sold exclusively through Crosstex’ network of distributors, complementing the full line of Crosstex’ new Patient’s Choice™ products that include prophy pastes, fluoride gels, foams and trays, as well as topical anesthetics. The principal reasons for the acquisition were to (i) enter into a sizeable dental disposable niche with a branded, technologically differentiated, and patent-protected product, (ii) expand Crosstex’ recently launched Patient’s Choice™ product line, and (iii) leverage Crosstex’ sophisticated sales and marketing infrastructure in the dental arena.

Acquisition of GE Water & Process Technologies’ Dialysis Water Business

On March 30, 2007, we purchased certain net assets from GE Water & Process Technologies, a unit of General Electric Company, relating to water dialysis (the “GE Water Acquisition” or “GE Water”). With an installed base of approximately 1,800 water equipment installations in North America and annual pre-acquisition revenues of approximately $20,000,000 (approximately 70% of such revenues are from one customer), the GE Water Acquisition expands our Water Purification and Filtration’s annual business by approximately 50% in terms of sales, and brings our total number of serviced dialysis clinics to approximately 3,500. Total consideration for the transaction, including transaction costs, was $30,506,000. The GE Water Acquisition is included in our Water Purification and Filtration operating segment. See “—Reporting Segments-Water Purification and Filtration” and  Note 3 to the Consolidated Financial Statements.

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

For the four months ended July 31, 2007 since its acquisition, GE Water contributed $6,949,000 to our net sales and $1,123,000 to operating income, excluding an acquisition related cost of $137,000 and net interest expense associated with the Company’s borrowings related to the acquisition. Such operating performance may not necessarily be indicative of future operating performance. Since the acquisition was completed on March 30, 2007, the results of operations of the GE Water Acquisition are included in our results of operations for the portion of the fiscal year ended July 31, 2007 subsequent to that date and are excluded from our results of operations for all periods prior to March 30, 2007.

Reporting Segments

The following table gives information as to the percentage of consolidated net sales from continuing operations accounted for by each of our reporting segments:

	Year Ended July 31,
	2007	2006	2005
	%	%	%

Dialysis	26.8	30.7	47.7
Healthcare Disposables	26.3	28.3	—
Water Purification and Filtration	22.4	18.9	21.2
Endoscope Reprocessing	17.8	15.8	20.9
All Other	6.7	6.3	10.2
	100.0	100.0	100.0

The table above does not include information related to the operations of our subsidiary Carsen Group, Inc., which closed the sale of substantially all of its assets to Olympus America Inc. and certain of its affiliates (collectively, “Olympus”) on July 31, 2006. The operations of Carsen, which has not had any active business operations since July 31, 2006, are reflected as a discontinued operation in our Consolidated Financial Statements.

For a presentation of net sales, operating income and total assets by reporting segment, see Note 17 to the Consolidated Financial Statements.

Dialysis

General

We design, develop, manufacture and sell reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. These products are sold in the United States and, to a significantly lesser extent, throughout the world. Our customer base is comprised of large and small dialysis chains as well as independent dialysis clinics. We sell the products in the United States primarily through our own direct distribution network, and in many international markets either directly or under various third-party distribution agreements.

Dialyzer Reprocessing Products and Services

During dialysis, a dialyzer is used to filter fluids and wastes from a dialysis patient’s blood. Our dialyzer reprocessing products are limited to use by centers that choose to clean, disinfect and reuse dialyzers, known as “dialyzer reuse,” rather than discard the dialyzers after a single-use. Our products meet rigorous sterility assurance standards and regulations, thereby providing for the safe and effective reuse of dialyzers used in dialysis clinics.

Dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing dialyzer reuse compared with single-use. Dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Although public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single-use, it is apparent that, despite the cost effectiveness of dialyzer reuse, the market share of single-use dialyzers has been increasing during the past five years relative to reuse dialyzers.

We believe that approximately 40% of all dialysis centers in the United States currently reuse dialyzers. This compares to approximately 76% reuse reported by the Centers for Disease Control in 2001. We believe that the shift from reuse to single-use dialyzers is principally due to the commitment of Fresenius Medical Care (“Fresenius”), the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, to convert all of its reuse dialysis clinics (including newly acquired clinics) to single-use facilities. Sales to our principal dialysis customer, DaVita, Inc. (“DaVita”), the second largest dialysis chain in the United States and a proponent of reuse, have increased during fiscal 2007. However, a continued decrease in dialyzer reuse in the United States in favor of single-use dialyzers could have an adverse effect on our business. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our dialyzer reprocessing products include the Renatron® II Automated Dialyzer Reprocessing System, the Renalog® RM Data Management System and the Renaclear® Dialyzer Cleaning System, together with Renalin® Cold 100 Sterilant, a peracetic acid based sterilant.

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

Dialysate Concentrates

Our renal dialysis treatment products include a line of acid and bicarbonate concentrates, referred to as dialysate concentrates, used by kidney dialysis centers to prepare dialysate, a chemical solution that draws waste products from the patient’s blood through a dialyzer membrane during the hemodialysis treatment. Dialysate concentrates are used in the dialysis process, whether single-use or reuse dialyzers are being utilized. We believe that we have one of the industry’s most complete lines of dialysate concentrate products, which include both liquid and powder form for use in virtually all types of kidney dialysis machines.

Healthcare Disposables

We are a leading manufacturer and reseller of single-use, infection control products used principally in the dental market. We offer a broad selection of core disposable dental products, comprising over 60 categories of dental merchandise, including face masks, towels and bibs, tray covers, saliva ejectors and evacuators, germicidal wipes, plastic cups, sterilization pouches, surface barriers, eyewear, disinfectants and cleaners, hand care products, gloves, cotton products, needles and syringes, scalpels and blades, prophy pastes, and fluoride foams and gels. We believe that we maintain a leading market position in the United States for face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, sterilization pouches and plastic cups used in the dental market. In July 2007 we acquired all rights to the unique, patented, disposable Twist®  prophy angle, which cleans and polishes teeth and aids dentists, hygienists and veterinarians in not only eliminating oral splatter, but also improving patient safety and comfort by avoiding frictional heat. In September 2007, we further expanded our Healthcare Disposables segment by purchasing Strong Dental, a designer and marketer of comfort cushioning and infection control covers for x-ray film and digital x-ray sensors which include solutions for traditional film and phosphor plates (sold under the brand name Edge-Ease®) and a series of patent-protected “all-in-one” comfort cushion, barrier sleeve and positioning aids for the digital radiography environment (sold under the brand names Wrap-Ease™, Sensor Slippers™, BiteWing-Ease™ and  Slip-Ease™). The Twist prophy angle and Strong Dental infection control covers complement the full line of our new Crosstex’ Patient’s Choice™ products that include prophy pastes, fluoride foams and gels, and trays, as well as topical anesthetics, which we started selling in February 2007.

We manufacture products accounting for approximately two-thirds of our net sales in this segment. We source the balance of our products from third-party suppliers, certain of which are sold under exclusive distributorship agreements with the suppliers. The majority of our healthcare disposable products are sold under the Crosstex® brand name. For certain of our customers, we also produce private label products.

Our healthcare disposable products are sold to approximately 350 wholesale customers in over 90 countries, comprising approximately 1,200 ship-to locations in the United States and, to a lesser extent, in Europe, Japan and elsewhere. The wholesalers generally include major healthcare distributors, group purchasing organizations and co-operatives that sell our products to dental practices as well as medical, veterinary, and school locations.

Water Purification and Filtration

General

We design, develop, manufacture and sell water purification systems and accessories for dialysis and other specific healthcare applications, research laboratories and for pharmaceutical, beverage and commercial industrial customers. These systems provide total purification solutions specific to our customers’ needs and site conditions, ranging from low-volume, wall mounted reverse osmosis systems, to high-volume, complete turnkey purification systems. We generally sell the equipment directly to our customers in the United States, Puerto Rico, and Canada and through various third-party distributors in international markets.

Purification systems can include combinations of proven treatment methods such as (i) carbon filtration, which removes chlorine and dissolved organic contamination by adsorption; (ii) reverse osmosis (RO), which is a filtration process that forces liquid through non-porous or semi-porous membranes to remove particles, microorganisms and dissolved minerals and organics; (iii) ultra-filtration, which removes bacteria, viruses and other ultrafine impurities from water using a membrane similar in design to a reverse osmosis membrane; (iv) deionization, which is an ion exchange platform that requires resin regeneration (see “Resin Regeneration” below); and (v) electro-deionization, which is a form of deionization that is based on the conductance of electrical charges. We have significant expertise in packaging these technologies to meet specific requirements of life science customers requiring high purity water that is free of biological contamination.

As a result of our March 30, 2007 acquisition of GE Water’s dialysis business, we have expanded our future Water Purification and Filtration business by approximately 50% in terms of sales, and doubled the number of customer sites we service. This has given us the ability to offer a wider range of products and services to our customers. It also established us as the clear market leader in the supply of United States Food and Drug Administration (“FDA”) 510(k) cleared water purification systems to the dialysis industry worldwide. Over 50% of our sales in this segment are now derived from sales and service to dialysis clinics.

Water Purification Equipment

Our product line of water purification systems has been designed to produce “biologically pure” water targeted for use in the life sciences, food and beverage, and commercial industrial markets. We have significant expertise in the design and manufacture of water treatment systems designed to meet specific water requirements of the life sciences and beverage industries such as “Water for Hemodialysis” and all grades of US Pharmacopeia (USP)  water (i.e., water meeting the FDA enforced standards of the United States Pharmacopeia) including “USP Purified Water” which is an FDA requirement for the labeling of “purified” bottled water. We also package these same technologies and expertise in industrial designs to meet the requirements for high purity water in the commercial industrial markets such as boiler feedwater production or high quality rinsewater production.

Our Biolab™ Equipment line includes systems that utilize either chemical or heat disinfection to sanitize the equipment. Our new HX product line provides total heat disinfection of the entire water purification system and water distribution loop. Heat disinfection is especially attractive to the life science marketplace as they require the highest levels of biological purity. Heat sanitization is environmentally friendly and prevents the formation of dangerous biofilms. Heat disinfection has been used in the pharmaceutical industry for years and has been recently introduced in the dialysis market.

The Biolab Equipment line of RO machines includes various designs and sizes to meet our customers’ specific requirements. Our standard line of equipment includes the 2200, 3300, 4400, 8400, RODI® combination RO and electro-deionization system, and various heat disinfecting configurations. These product lines are now complemented by the product lines acquired with the GE medical business including the 23G, Zyzatech V and Z series, and the Millenium, the leading medical portable reverse osmosis unit. The combined businesses have a wide product offering that can be configured to serve all of our target markets.

We also offer pretreatment equipment, lab water equipment, a full range of service deionization tanks and specific equipment designed to support the life sciences and industrial markets including peripheral equipment such as carts, bicarbonate and acid delivery systems with central and single mix distribution units, and concentrate systems with central concentrate holding tanks.

Our systems meet water quality and good manufacturing practice standards of the Association for the Advancement of Medical Instrumentation (“AAMI”). We have received 510(k) clearances from the FDA for our Biolab purification equipment and newly acquired GE product lines for healthcare applications, our dialysis water purification systems, bicarbonate mix and distribution systems and the Semper Pure machine.

Service & Maintenance; Resin Regeneration

We provide service and maintenance for water purification systems in the United States and Canada through sixteen regional offices (fourteen in the United States and two in Canada). These service centers are staffed with sales and service personnel to support both scheduled and emergency customer requirements. Each office provides 24-hour emergency service for our customers through a fleet of stocked service vehicles. Six of the offices (Toronto, Montreal, Philadelphia, Boston, Chicago, and Atlanta) are equipped with resin regeneration plants (described below).

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

Filtration

We offer a full line of filters utilizing hollow fiber membrane technology. The filters, sold under the FiberFlo® Capsule Filters and FiberFlo® Cartridge Filters names, are utilized to remove impurities from liquid streams for a wide range of applications. Such applications include the filtering of ultrapure water to remove bacteria and endotoxins in medical environments to provide protection for patients undergoing treatments that use ultrapure water. Our cartridge filters are validated to remove endotoxins in dialysis water, which is included in our registration of the filters as Medical Devices under

FDA 510(k) regulations. The filters are also used in medical device reprocessing systems to help meet reprocessing water quality guidelines outlined by the AAMI. In industrial applications, the filters are used to protect systems from contamination from particulates and microorganisms.

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

Our automated endoscope reprocessing equipment is designed to pre-rinse the device, then continuously pump disinfectant through all internal working channels of the endoscope, thus exposing all internal and external areas of the endoscope to the disinfectant, resulting in thorough and consistent disinfection. After disinfection, all internal channels and external surfaces are thoroughly rinsed to completely remove disinfectant residue. This automated process inhibits the build up of biofilms in the working channels and renders the endoscope safe for the next patient use. In addition, the entire disinfection process can be completed with minimal participation by the operator, freeing the operator for other tasks, reducing the exposure of personnel to the chemicals used in the disinfection process and reducing the risk of infectious diseases. Our reprocessing equipment also reduces the risks associated with inconsistent manual disinfecting.

Endoscope Reprocessing Products and Services

Our Medivators® line of endoscope reprocessing systems includes two automated systems, the DSD-201 system, which is a microprocessor-controlled, dual-basin, asynchronous endoscope disinfection system, and the SSD-102, which is a single basin version of the DSD-201 System. These systems can be used on a broad variety of endoscopes and are programmable by the user. The dual-basin system can disinfect two endoscopes at a time. We also manufacture the

Medivators CER (formerly MV) series of countertop semi-automated endoscope reprocessors. These products are more compact, less expensive single and dual endoscope disinfection units. Our Medivators product line also includes the Scope Buddy™ Endoscope Flushing Aid, a machine that minimizes the risk of worker repetitive motion injury associated with manual cleaning of endoscopes, while increasing the consistency of cleaning results through standardization of the pre-cleaning process. As a result of the September 17, 2007 Verimetrix acquisition, we expanded our Medivators Endoscope Reprocessing product offerings with a state-of-the-art endoscope leak and fluid detection device that provides customers with superior accuracy, complete automation, and comprehensive electronic record keeping.

Our MDS endoscope reprocessing systems (formerly known as Dyped) represent technologically advanced systems designed to be compliant with emerging European standards and to compete against state-of-the-art systems both in Europe and North America. We commenced sales of MDS systems in Europe in 2004 and received approval from the FDA in July 2007 for sales of such systems in the United States. Beta site testing of MDS units in the United States has recently commenced. The MDS systems have been integrated into our Medivators product line under the name Advantage™.

In connection with our endoscope reprocessing business, we manufacture Rapicide® glutaraldehyde-based high-level disinfectant and sterilant, which has FDA 510(k) clearance for a high-level disinfection claim of five minutes at 35 degrees Celsius. This disinfection contact time is currently one of the fastest available of any disinfectant product sold in the United States, which gives us a competitive advantage. We also sell Adaspor® peracetic-acid based high-level disinfectant, packaged by a third party, for the European market that can be employed in a single-use or multiple-use system.

Our product offerings also include Intercept™ Detergent and Wipes which are formulated especially for the cleaning and removal of biological and organic soils from medical device surfaces, including flexible endoscopes. When used regularly, Intercept and Intercept Wipes progressively remove built up layers of biofilm from endoscope channels and exterior surfaces. Biofilms are an acknowledged concern in health care as potential sources of nosocomial infection agents (environmentally sourced microorganisms that can be transmitted to patients during procedures or treatment).

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

Throughout the former distribution arrangement with Olympus, we employed our own personnel to provide clinical sales support activities as well as an internal technical and customer service function, depot maintenance and service and all logistics and distribution services for the Medivators/Olympus customer base. This existing and fully developed infrastructure has continued to be a critical factor in our new direct sales and service strategy. Outside of the United States, the Medivators group has direct sales, marketing, and service capabilities in the Netherlands, and sells through independent distribution partners in the rest of Europe, Canada, Asia, Australia, and Latin America.

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

Throughout fiscal 2007, we continued the development, production and sales of the Saf-T-Temp™ brand line of phase change materials (PCM) using licensed proprietary thermal technology for temperature-controlled shipments. These phase change materials help maintain thermally sensitive specimens and products, such as vaccines, pharmaceuticals, and diagnostic reagents within a discrete temperature range during shipment. The discipline of “Cold Chain Management” continues to grow as manufacturers of temperature sensitive pharmaceuticals and medical products, as well as clinical laboratories, search for more efficient and cost-effective methods to ensure the viability of their products and/or specimens in accordance with quality control standards.

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

Our customer base consists of medical research companies, diagnostic, clinical and university laboratories, pharmaceutical and biotechnical companies, United States and Canadian government agencies, hospitals and state public health departments. Our packaging, thermal and training products are distributed world wide both directly and through third-party distributors.

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

We also manufacture, market and sell a line of Renaflo® II hemofilters. A hemofilter is a device that performs hemofiltration in a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis. The hemofilter removes water, waste products and toxins from the circulating blood of patients while conserving the cellular and protein content of the patient’s blood. Our hemofilter line features no-rinse, polysulfone hollow fiber filters that requires minimal set-up time for healthcare professionals. The hemofilter is available in five different sizes to meet the clinical needs of neonatal through adult patients.

Historically, one of our most successful specialty filters has been sold on a private label basis to a manufacturer of a respiratory therapy device that incorporates our filter in their product, particularly for pediatric applications. Sales of this filter were a significant source of growth in our Therapeutic Filtration segment. However, due to problems incurred by the therapy device manufacturer (unrelated to our product) in fiscal 2006, sales of our specialty filter decreased significantly until the third quarter of fiscal 2007, when our customer resumed sales of their product and thereby purchases of our specialty filters.

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

The Food, Drug and Cosmetic Act of 1938 and Safe Medical Device Act of 1990 require compliance with specific manufacturing and quality assurance standards for certain of our products. The regulations also require manufacturers to establish a quality assurance program to monitor the design and manufacturing process and maintain records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to its medical devices. The FDA inspects medical device manufacturers for compliance with the current Quality Systems Regulations (“QSR’s”). Manufacturers that fail to meet the QSR’s may be issued reports or citations for non-compliance. In April 2006, following an inspection by the FDA, the FDA issued a “Warning Letter” that identified certain “Good Manufacturing Practices” compliance deficiencies relating to our Therapeutic Filtration segment. We have responded to the FDA’s comments and modified our procedures to comply with the requests made by the FDA. A subsequent FDA inspection in July 2007 confirmed that all deficiencies in regard to our Therapeutic Filtration segment had been corrected. Following a recent inspection of a manufacturing facility in our Water Purification and Filtration segment, the FDA identified certain “Good Manufacturing Practices” compliance deficiencies. We are currently preparing a response to the FDA’s comments and modifying our procedures to comply with the requests made by the FDA. Despite these efforts, there can be no assurance that the FDA will not issue a Warning Letter in connection with the deficiencies.

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

Sources and Availability of Raw Materials

We purchase raw materials, sub-assemblies, components, and other supplies essential to our operations from numerous suppliers in the United States and abroad. The principal raw materials that we use to conduct operations include chemicals, paper pulp, resin, stainless steel and plastic components. These raw materials are obtainable from several sources and are generally available within the lead times specified to vendors.

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

As of September 17, 2007, we held 53 United States patents and 56 foreign patents and had 7 United States patents and 22 foreign patents pending. The majority of our United States and foreign patents, for individual products, are effective for twenty years from the filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country. We believe that the patents in each of our segments are important. In addition, we license from independent third parties under certain patents, trade secrets and other intellectual property, the right to manufacture and sell our Rapicide disinfectant and sterilant (see “—Reporting Segments-Endoscope Reprocessing”) and our phase change material products (see “—Reporting Segments-Other-Specialty Packaging”). These licenses, both of which are long-term, are critical to our commercialization of those products.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products in each segment. As of September 17, 2007, we had a total of 389 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as 65 trademark applications pending world-wide.

Seasonality

Our businesses generally are not seasonal in nature.

Principal Customers

None of our customers accounted for 10% or more of our consolidated net sales from continuing operations during fiscal 2007. Olympus America Inc., which was formerly our exclusive distributor of Medivators endoscope reprocessors and related accessories and supplies, accounted for approximately 5%, 10% and 12% of our consolidated net sales from continuing operations during fiscal 2007, 2006 and 2005, respectively.

Except as described below, none of our segments is reliant upon a single customer, or a few customers, the loss of any one or more of which could have a material adverse effect on the segment.

Our Healthcare Disposables segment is reliant on five customers who collectively accounted for 63% of Healthcare Disposables segment net sales and 18% of our consolidated net sales from continuing operations during fiscal 2007. Four of such customers, Henry Schein, National Distributing and Contracting, Benco Dental and Patterson Dental each accounted for 10% or more of this segment’s net sales during that period. The loss of a significant amount of business from any of these customers or a further consolidation of such customers could have a material adverse effect on our Healthcare Disposables segment.

During fiscal 2007, two of our customers, DaVita and Fresenius, accounted for approximately 29% and 12%, respectively, of the Dialysis segment net sales. The 12% figure with respect to Fresenius includes sales to dialysis centers formerly owned by RCG, a dialysis chain acquired by Fresenius in March 2006. Due to Fresenius’ conversion of its reuse dialysis clinics (including newly acquired clinics) to single-use facilities, our “RCG-related” sales to Fresenius decreased substantially as clinics were converted. The loss of a significant amount of business from DaVita or Fresenius could have a material adverse effect on our Dialysis segment. See “—Competition” and “Risk Factors.”

Backlog

On September 17, 2007, our consolidated backlog was approximately $14,880,000 compared with approximately $9,680,000 on September 18, 2006. Excluding backlog generated by the GE Water Acquisition, our consolidated backlog was approximately $9,617,000 on September 17, 2007. All of the backlog is expected to be recognized as revenue within one year of such date. Approximately, $11,563,000 of the backlog at September 17, 2007 relates to our Water Purification and Filtration segment.

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

Many of our competitors have greater financial, technical and human resources than us, are well-established with reputations for success in the sale and service of their products and may have certain other competitive advantages over us. However, we believe that the world-wide reputation for the quality and innovation of our products among customers and our reputation for providing quality product service give us a competitive advantage with respect to many of our products.

In addition, certain companies have developed or may be expected to develop new technologies or products that directly or indirectly compete with our products. We anticipate that we may face increased competition in the future as new infection prevention and control products and services enter the market. Numerous organizations are believed to be working with a variety of technologies and sterilizing agents. In addition, a number of companies have developed or are developing disposable medical instruments and other devices designed to address the risks of infection and contamination. There can be no assurance that new products or services developed by our competitors will not be more commercially successful than those provided or developed by us in the future.

Segments

Information with respect to competition within our most significant individual segments is as follows:

In our Dialysis segment, our most significant competition comes from manufacturers of single-use dialyzers, particularly Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers. In connection with its acquisition of RCG in March 2006, Fresenius has converted substantially all of its dialysis clinics to single-use, which has adversely affected sales of our dialysis products and reprocessing equipment. See “—Reporting Segments–Dialysis,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In our Healthcare Disposables segment, our principal competitors are Kimberly-Clark, Tidi Products, Sultan Healthcare, Medicom, Danaher, and Alcan. We believe that our product quality, excellent customer service, and breadth of product line are competitive advantages and are the basis for our success in this segment.

The Water Purification and Filtration segment has been experiencing increased competition due to a consolidation of suppliers during the past few years. This consolidation has resulted principally from the acquisition by large industrial manufacturers of many of the leading manufacturers of water purification equipment and filtration products. The resulting entities such as GE Water & Process Technologies and Siemens Water Technologies, which are the market leaders in this industry, are significantly larger and have greater financial and other resources available than the smaller companies in the industry such as our Mar Cor Purification business. It remains difficult to assess the long term impact of such consolidation on our business and to project such impact in the future. In addition, this segment has experienced increased pricing pressures in Canada in its resin regeneration business. We believe that our ability to successfully compete in the water purification, filtration and disinfectant market derives from our broad product offerings especially after our acquisition of the water dialysis business from GE Water, our combination in fiscal 2005 of the sales and marketing efforts of our two water purification businesses with our related filtration business to form our Mar Cor Purification business, and the high value and quality of our products and services. We believe that by focusing our efforts principally on the dialysis, pharmaceutical, biotech, medical and commercial industrial markets, providing a high level of customer service, and making selective acquisitions, we can continue to grow this segment, despite the continued industry consolidation and pricing pressures.

In our Endoscope Reprocessing segment, our principal competitors are Steris, Custom Ultrasonics, Olympus, ASP division of Johnson & Johnson, Metrex, Ruhoff and Ecolab. ASP and Steris have recently introduced new model endoscope reprocessors that will directly compete with our reprocessors and may adversely impact our ability to maintain our current market share.

Research and Development

Research and development expenses (which include continuing engineering costs) decreased by $269,000 to $4,848,000 in fiscal 2007 from $5,117,000 in fiscal 2006. The majority of our research and development expenses related to our MDS endoscope reprocessor and specialty filtration products. The decrease in research and development expenses in fiscal 2007 compared with fiscal 2006 was primarily due to less ongoing research and development on those products.

Environmental Matters

We anticipate that our compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, will not have any material effect on our capital expenditures, earnings or competitive position.

Employees

As of September 17, 2007, we employed 843 persons of whom 689 are located in the United States, 92 are located in Canada, 44 are located in Europe, Africa and the Middle East, and 18 are located in the Far East. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

We have operations in Canada, Europe, Asia and other areas outside of the United States. These operations involve the same business segments as our domestic operations. For a geographic presentation of revenues and other financial data for the three years ended July 31, 2007, see Note 17 to the Consolidated Financial Statements.

Our foreign operations are subject, in varying degrees, to a number of inherent risks. These risks include, among other things, foreign currency exchange rate fluctuations, exchange controls and currency restrictions, changes in local economic conditions and tax regulations, unsettled political, regulatory or business conditions, and government-sponsored boycotts and tariffs on the Company’s products or services.

Depending on the direction of change relative to the U.S. dollar, foreign currency exchange rate fluctuations can increase or reduce the reported dollar amounts of the Company’s net assets and results of operations. Although net income during fiscal 2007 was not significantly impacted as a result of foreign currency movements relative to the U.S. dollar, we cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

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

There has been an increasing consolidation in the dialysis industry, marked by the acquisition by certain major dialysis chains of other major chains, as well as small chains and independents. Such consolidation of dialysis providers has resulted in greater buying power by certain of our customers, which has caused us to reduce the average selling prices of our dialysis products, thereby reducing net sales and profit margins. The acquisition by DaVita, the second largest dialysis chain in the United States, of Gambro US in October 2005 has had the most significant adverse effect in this regard. In addition, the DaVita and Fresenius acquisitions have resulted in the loss of low margin dialysate concentrate business since Fresenius manufactures dialysate concentrate themselves. Consequently, the DaVita and RCG dialysis centers have reduced their purchases of dialysate concentrate from us.

Because a significant portion of our Healthcare Disposables segment net sales comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.

The distribution network in the United States dental industry is concentrated, with relatively few distributors of consumables accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of our Healthcare Disposables segment are highly dependent on our relationships with a limited number of large distributors. During fiscal 2007, the top five customers of our Healthcare Disposables segment accounted for approximately 63% of its net sales, with four of such customers each accounting for 10% or more of such segment’s net sales. We are likely to continue to experience a high degree of customer concentration in this segment.

In July 2006, Darby Dental Supply sold a significant portion of its dental distribution business to Henry Schein and in June 2007 Becker-Parkin sold all of its dental distribution business to Henry Schein and Darby Dental Supply. Darby Dental Supply and Henry Schein are significant customers and, prior to its sale, Becker-Parkin was a significant customer of our Healthcare Disposables segment. Because Becker-Parkin had significant inventory levels of our products at the time of its acquisition by Henry Schein and Darby Dental Supply, we experienced lower than anticipated sales to Henry Schein and Darby Dental Supply during our fourth quarter due to rationalization of duplicate inventories in the consolidated companies.

We cannot assure that there will not be a further or continued loss or reduction in business from one or more of our major customers. In addition, we cannot assure that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period. Although we do not anticipate that any customers of the Healthcare Disposables segment will account for more than 10% of our Company-wide net sales on a consolidated basis, the loss or a significant reduction of business from any of the major customers of the Healthcare Disposables segment could adversely affect our results of operations. In addition, because our Healthcare Disposables segment products are sold through third-party distributors, and not directly to end users, we may not be able to control the amount and timing of resources that our distributors devote to our products.

The consolidation of distributors in the dental industry could result in a reduction in our net sales due to reduced average selling prices of our healthcare disposable products and the loss of private label business.

There has been an increasing consolidation of distributors that sell products in the dental industry. Such consolidation of distributors may result in greater buying power by certain of our customers which would cause us to reduce the average selling prices of our healthcare disposable products, thereby reducing net sales and profit margins. Additionally, depending on which distributors are acquired by whom, such distributor consolidations may result in the consolidated entity no longer purchasing certain products from us such as private label products manufactured by us but associated with the acquired distributor.

The acquisition of new businesses and product lines, which has inherent risks, is an important part of our growth strategy.

We intend to grow, in part, by acquiring businesses. The success of this strategy depends upon several factors, including:

•      our ability to identify and acquire businesses;

•      financing for our acquisitions may not be available on terms we find acceptable or, if acceptable financing is obtained, such financing may result in significant charges associated with the potential write-off of existing deferred financing costs;

•      our ability to integrate acquired operations, personnel, products and technologies into our organization effectively;

•      our ability to retain and motivate key personnel and to retain the customers of acquired companies; and

•      our ability to successful promote and increase sales of acquired product lines.

In addition, we have occasionally used our stock as partial consideration for acquisitions. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing stockholders, and potential acquisition candidates may not view our stock attractively. We also may not be able to sustain the rates of growth that we have experienced in the past, whether by acquiring businesses or otherwise.

We also have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. If future operating results of the acquired business are significantly less than the results anticipated at the time of the acquisition, we may be required to incur impairment charges.

Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States.

Our dialyzer reprocessing products are limited to use by centers that choose to clean, sterilize and reuse dialyzers, rather then discard the dialyzers after a single use. Dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing dialyzer reuse compared with single-use and such dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Although current public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single-use, it is apparent that the market share of single-use dialyzers has been increasing during the past five years relative to reuse dialyzers. We believe that approximately 40% of all dialysis centers in the United States currently reuse dialyzers. This compares to approximately 76% reuse reported by the Centers for Disease Control in 2001.

The shift from reuse to single-use dialyzers is due in large part to the commitment of Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, to convert all of its reuse dialysis clinics (including newly acquired clinics) to single-use facilities. On March 31, 2006, Fresenius acquired RCG, a significant customer of our dialysis reuse products. As Fresenius converts all or substantially all of the dialysis clinics of RCG into single-use facilities, our customer base for dialysis products will continue to decrease. This downward trend has resulted in, and will continue to result in, a decrease in revenues and operating income in our dialysis segment. The continued decrease in dialyzer reuse in the United States in favor of single-use dialyzers could have a material adverse effect on our business. See “Principal Customers,” “—Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

In fiscal 2007, we commenced sales and service of our Medivators endoscope reprocessing systems in the United States on a direct basis. There can be no assurance that our direct sales and service program will be successful on a long term basis or that the future operating results of our Endoscope Reprocessing segment will return to historical levels.

On August 2, 2006, we commenced the sale and service of our Medivators brand endoscope reprocessing products and related accessories and supplies in the United States on a direct basis. Prior to that time, such products were distributed in that territory through Olympus under an exclusive distribution agreement. We decided not to renew the agreement with Olympus based on our belief that it would be in our best long term interests to establish our own direct hospital-based distribution system in the United States. Our decision to sell and service direct has necessitated the establishment of field sales and service teams and the expenditure of significant start-up amounts. There can be no assurance that our direct sales and service program will be successful on a long term basis.

The operating performance of our endoscope reprocessing business was adversely impacted during fiscal 2007, compared with fiscal 2006, by unabsorbed infrastructure costs associated with the start-up of the Medivators direct sales and service effort in the United States described above and the overall integration (including material, overhead and warranty costs) of our MDS product line (formerly known as Dyped) manufactured in the Netherlands, including delays in the development and launch of this product line. There can be no assurance that the future operating results of our Endoscope Reprocessing segment will return to historical levels.

Competition from manufacturing facilities located in China could result in a reduction in our net sales of healthcare disposable products due to reduced average selling prices or our customers no longer purchasing certain products from us.

Despite expensive shipping costs, some of our competitors are beginning to manufacture certain healthcare disposable products in China due to the very low labor costs in that country. Although we believe the quality of our healthcare disposable products, which are produced in the United States, are superior, our sales in the future may be adversely affected by either loss of sales or reductions in the price of our products as a result of this low cost competition.

We are subject to extensive government regulation. Government regulation may delay or prevent new product introduction.

Many of our products are subject to regulation by governmental and private agencies in the United States and abroad, which regulate the testing, manufacturing, storage, packaging, labeling, distribution and marketing of medical supplies and devices. Certain international regulatory bodies also impose import restrictions, tariff regulations, duties, and tax requirements. Delays in agency review can significantly delay new product introduction and may result in a product becoming “dated” or losing its market opportunity before it can be introduced. The FDA and other agency clearances generally are required before we can market new products in the United States or make significant changes to existing products. The FDA also has the authority to require a recall or modification of products in the event of a defect. The process of obtaining marketing clearances and approvals from regulatory agencies for new products can be time consuming and expensive. There is no assurance that clearances or approvals will be granted or that agency review will not involve delays that would adversely affect our ability to commercialize our products.

During the past several years, the FDA, in accordance with its standard practice, has conducted a number of inspections of our manufacturing facilities to ensure compliance with regulatory standards relating to our testing, manufacturing, storage and packaging of products. On occasion, following an inspection, the FDA has called our attention to certain “Good Manufacturing Practices” compliance deficiencies. Failure to adequately correct violations or otherwise comply with requests made by the FDA can result in regulatory action being initiated by the FDA including seizure, injunction, and civil monetary penalties.

Federal, state and foreign regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes might have on our business. In addition, there can be no assurance that regulation of our products will not become more restrictive in the future and that any such development would not have a material adverse effect on our business. For a more detailed discussion on government regulation and related risks, see “Business - Government Regulation.”

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

A portion of our products in all of our business segments are exported to and imported from the Far East, Western Europe and Canada, and our business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States and Canada.

Our Canadian subsidiaries purchase a portion of their inventories and incur expenses in United States dollars and sell a significant amount of their products in United States dollars and therefore are exposed to foreign exchange gains and losses upon settlement of such items. Similarly, such United States denominated assets and liabilities must be converted into their functional Canadian currency when preparing their financial statements, which results in foreign exchange gains and losses. Additionally, the results of operations of our Canadian subsidiaries are translated from their functional Canadian currency to United States dollars for purposes of preparing our Consolidated Financial Statements. Therefore, our continuing operations could be materially and adversely affected by fluctuations in the value of the Canadian dollar against the United States dollar or by the imposition of trade barriers, tariff increases or import and export restrictions between the United States and Canada. Moreover, a decrease in the value of the Canadian dollar could result in a corresponding reduction in the United States dollar value of our assets that are denominated in Canadian dollars.

Certain of our businesses are heavily reliant on certain raw materials.

Although there is a diversity of products produced by our Healthcare Disposables segment, many of them are made from paper pulp and resin. In addition, many of our products utilize plastic or stainless steel. We are therefore exposed to rising raw material prices with no guarantees that such increases in costs can be passed along to our customers.

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

Item 1B.             UNRESOLVED STAFF COMMENTS.

None

Item 2.                PROPERTIES.

Owned Facilities

We own three buildings located on adjacent sites, comprising a total of 16.5 acres of land in Plymouth, a suburb of Minneapolis, Minnesota. The principal facility is a 110,000 square-foot building, used for executive, administrative and sales staff, research operations, manufacturing and warehousing. The second facility is a 65,000 square-foot building used for manufacturing and warehousing. The third facility is a 43,000 square-foot building used primarily for manufacturing and warehouse operations. These facilities are used for our Dialysis, Endoscope Reprocessing and Therapeutic operating segments, as well as a portion of our Water Purification and Filtration operating segment.

We own a 21,000 square-foot building in Heerlen, the Netherlands that serves as our European headquarters and is used as a sales office, manufacturing facility and warehouse. These facilities are used for our Dialysis, Endoscope Reprocessing, and Therapeutic operating segments as well as a portion of our Water Purification and Filtration operating segment.

We own a 63,000 square foot building in Hauppauge, New York, the headquarters for our Crosstex subsidiary, which is used for executive, administrative and sales staff, manufacturing and warehousing for our Healthcare Disposables operating segment.

Leased Facilities

Our principal leased facilities include the following:

Location	Purpose	Square Footage	Principal Operating Segment
Middletown, PA	Warehouse and distribution hub	31,000	Dialysis
Plymouth, MN	Warehousing	44,000	Various
Hauppauge, NY	Warehousing	40,000	Healthcare Disposables
Sharon, PA*	Manufacturing and warehousing	35,000	Healthcare Disposables
Santa Fe Springs, CA	Manufacturing and warehousing	35,000	Healthcare Disposables
Lawrenceville, GA	Manufacturing and warehousing	40,000	Healthcare Disposables
Burlington, Ontario	Sales and administrative offices, research and engineering, manufacturing, and warehousing	21,600	Water Purification and Filtration
Skippack, PA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	22,500	Water Purification and Filtration
Lowell, MA	Sales and administrative offices, manufacturing, warehousing and regeneration plant.	26,000	Water Purification and Filtration
Edmonton, Alberta	Executive, sales and administrative offices, manufacturing and warehousing	11,700	Specialty Packaging (Included in All Other reporting segment)
Little Falls, NJ	Corporate executive offices	8,900	Cantel Medical Corp.

*The facility in Sharon is owned by an entity controlled by three of the former owners of Crosstex who also currently serve as officers of Crosstex.

In addition, we lease office and sales space in Tokyo, Japan; Singapore; and Beijing, China that is used for all of our operating segments other than Healthcare Disposables and Specialty Packaging. We lease office, sales and warehouse space in Lienden, the Netherlands, and Osaka, Japan for our Healthcare Disposables segment.

We lease additional space for our Water Purification and Filtration segment in Chicago, Illinois; Atlanta, Georgia; Manassas Park, Virginia; Goshen, New York; Orion Township, Michigan; Cleveland, Ohio; Raleigh, North Carolina; Homewood, Alabama; Ethridge, Tennessee; Dallas, Texas; Seattle, Washington; Lakeland, Florida; Toronto, Ontario; and Montreal, Quebec. The Chicago, Atlanta, Toronto and Montreal facilities serve as warehouses and regeneration plants, while the other locations are small storage facilities supporting local service operations.

We also lease additional space for our Specialty Packaging segment in Glen Burnie, Maryland that is used for sales and marketing, warehousing and as a distribution hub.

Net rentals for leased space for fiscal 2007 aggregated approximately $2,792,000 compared with $2,245,000 in fiscal 2006. The fiscal 2006 amount excludes the facilities previously leased by our discontinued operations.

Item 3.                LEGAL PROCEEDINGS.

In the normal course of business, we are subject to pending and threatened legal actions. It is our policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

In May 2007, James H. Devlin, a former member and 25% owner of an affiliate (Crosstex Medical LLC (“CML”)) of our Crosstex subsidiary that was liquidated prior to our acquisition of Crosstex, filed a complaint against Crosstex and three of the former shareholders of Crosstex in the United States District Court, Eastern District of New York (Civil Action No. 07 1902). In July 2007, the claim was dismissed against Crosstex without prejudice.

Item 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote during the three months ended July 31, 2007.

PART II

Item 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock trades on the New York Stock Exchange under the symbol “CMN.”

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the New York Stock Exchange.

	HIGH	LOW

Year Ended July 31, 2007
First Quarter	$14.54	$12.70
Second Quarter	17.05	13.73
Third Quarter	19.37	15.38
Fourth Quarter	18.85	14.48

Year Ended July 31, 2006
First Quarter	$22.10	$17.55
Second Quarter	20.18	16.81
Third Quarter	17.85	14.40
Fourth Quarter	15.17	13.07

We have not paid any cash dividends on our Common Stock and a change in this policy is not presently under consideration by the Board of Directors. We are not permitted to pay cash dividends on our Common Stock without the consent of our lenders.

On September 17, 2007, the closing price of our Common Stock was $15.33 and we had 362 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in “street name” for more than one beneficial owner.

On April 13, 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock. Under the repurchase program we repurchased shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program had a one-year term that expired on April 12, 2007. We repurchased 464,800 shares under the repurchase program at a total average price per share of $14.02. Of the 464,800 shares, 161,800 shares were repurchased during the fiscal year ended July 31, 2007.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock for the last five fiscal years with the cumulative total returns on the Russell 2000 index and the Dow Jones US Health Care Equipment & Services index over the same period (assuming an investment of $100 in our common stock and in each of the indexes on July 31, 2002, and where applicable, the reinvestment of all dividends.)

Item 6.                SELECTED CONSOLIDATED FINANCIAL DATA.

The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. Biolab and Mar Cor are reflected in the Consolidated Statements of Income Data for fiscal 2007, 2006, 2005 and 2004. Dyped and Saf-T-Pak are reflected in the Consolidated Statements of Income Data for fiscal 2007, 2006, 2005 and the portion of fiscal 2004 subsequent to their acquisitions on September 12, 2003 and June 1, 2004, respectively. Crosstex is reflected in the Consolidated Statements of Income Data for fiscal 2007 and 2006. GE Water and Twist are reflected in the Consolidated Statements of Income Data for the portion of fiscal 2007 subsequent to their acquisitions on March 30, 2007 and July 9, 2007, respectively. Biolab, Mar Cor, Dyped, Saf-T-Pak, Crosstex, GE Water and Twist are not reflected in the results of operations for all other periods presented. Carsen is reflected as a discontinued operation for all years presented.

Consolidated Statements of Income Data
(Amounts in thousands, except per share data)

	Year Ended July 31,
	2007	2006	2005	2004	2003

Net sales	$219,044	$192,179	$137,157	$123,041	$93,952
Cost of sales	140,032	122,963	83,276	78,103	57,650
Gross profit	79,012	69,216	53,881	44,938	36,302
Income from continuing operations before interest expense and income taxes	16,839	15,344	14,322	9,844	7,915
Interest expense, net	2,737	3,393	940	1,497	1,281
Income from continuing operations before income taxes	14,102	11,951	13,382	8,347	6,634
Income taxes	5,998	5,298	5,487	3,470	2,214
Income from continuing operations	8,104	6,653	7,895	4,877	4,420
Income from discontinued operations, net of tax	342	10,268	7,610	5,777	3,490
Gain on disposal of discontinued operations, net of tax	—	6,776	—	—	—
Net income	$8,446	$23,697	$15,505	$10,654	$7,910

Earnings per common share:
Basic: (1)
Continuing operations	$0.52	$0.43	$0.53	$0.34	$0.32
Discontinued operations	0.02	0.66	0.52	0.41	0.25
Gain on disposal of discontinued operations	—	0.44	—	—	—
Net income	$0.54	$1.53	$1.05	$0.75	$0.57
Diluted: (1)
Continuing operations	$0.50	$0.41	$0.49	$0.32	$0.30
Discontinued operations	0.02	0.63	0.47	0.38	0.24
Gain on disposal of discontinued operations	—	0.42	—	—	—
Net income	$0.52	$1.46	$0.96	$0.70	$0.54
Weighted average number of common and common equivalent shares: (1)
Basic	15,631	15,471	14,830	14,188	13,901
Diluted	16,153	16,276	16,208	15,244	14,773

Consolidated Balance Sheets Data

(Amounts in thousands, except per share data)

	July 31,
	2007	2006	2005	2004	2003

Total assets	$263,671	$238,227	$165,279	$146,726	$109,810
Current assets	76,731	82,448	94,490	73,943	61,930
Current liabilities	35,971	39,097	43,475	27,208	18,287
Working capital	40,760	43,351	51,015	46,735	43,643
Long-term debt	51,000	34,000	—	22,000	17,750
Stockholders’ equity	155,070	140,805	108,626	86,511	70,182
Book value per outstanding common share (1)	$9.62	$9.14	$7.24	$5.92	$5.03
Common shares outstanding (1)	16,116	15,399	15,005	14,612	13,964

(1)   Per share and share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid in January 2005.

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

Results of Operations provides a discussion of the consolidated results of continuing operations for fiscal 2007 compared with fiscal 2006, and fiscal 2006 compared with fiscal 2005.

Liquidity and Capital Resources provides an overview of our working capital, cash flows, contractual obligations, financing and foreign currency activities.

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

•      Healthcare Disposables (formerly known as “Dental”): Single-use, infection control products used principally in the dental market including face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups, sterilization pouches and disinfectants.

•      Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•      Endoscope Reprocessing: Medical device reprocessing systems and sterilants/disinfectants for endoscopy.

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

To be more consistent with our strategy to expand our product offerings outside the dental market, we have renamed our Dental operating segment to the Healthcare Disposables operating segment. This change in segment description has no impact upon any reported financial information of this segment.

Significant Activity

(i)                   In connection with our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006, we commenced the sale and service of our Medivators® endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables through our own United States field sales and service organization on August 2, 2006, as more fully described elsewhere in this MD&A, “Risk Factors” and Note 19 to the Consolidated Financial Statements. The operating performance of our endoscope reprocessing business was adversely impacted during fiscal 2007, compared with fiscal 2006, by unabsorbed infrastructure costs associated with the start-up of the Medivators direct sales and service effort in the United States and the overall integration (including material, overhead and warranty costs) of our MDS product line (formerly known as Dyped) manufactured in the Netherlands, including delays in the development and launch of this product line.

(ii)                  The dialysis industry has undergone significant consolidation, which adversely impacted sales volume and average selling prices of some of our dialysis products, as more fully described elsewhere in this MD&A and in “Risk Factors.” We believe that the majority of the adverse impact of this consolidation on our operating results has already occurred.

(iii)                 Distributors of our dental products have undergone consolidation during fiscal 2007, which adversely impacted sales of our Healthcare Disposables segment in our fourth quarter due to rationalization of duplicate inventories in the consolidated companies. We cannot predict what impact consolidation in this industry will have on future sales of our healthcare disposable products.

(iv)                Fiscal 2007 acquisitions: We acquired GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”) on March 30, 2007 and Twist 2 It Inc. (“Twist”) on July 9, 2007, as more fully described in “Business — Recent Events” and Note 3 to the Consolidated Financial Statements.

(v)                 On each of March 29 and May 17, 2007, we amended our existing revolving credit facility, as more fully discussed elsewhere in this MD&A and in Note 8 to the Consolidated Financial Statements.

(vi)                A stronger Canadian dollar and Euro against the United States dollar impacted our results of operations during fiscal 2007, compared with fiscal 2006, as more fully described elsewhere in this MD&A. The increase in values of the Canadian dollar and Euro were approximately 2.5% and 7.5%, respectively, compared with fiscal 2006, based upon average exchange rates reported by banking institutions.

(vii)               Post-fiscal 2007 acquisitions: Subsequent to July 31, 2007, we acquired Dialysis Services, Inc. (“DSI”) on August 1, 2007, Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and Strong Dental, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in “Business — Recent Events” and Note 3 to the Consolidated Financial Statements.

(viii)              Fiscal 2006 acquisitions: We acquired Crosstex International Inc. (“Crosstex”) on August 1, 2005 and Fluid Solutions, Inc. (“FSI”) on May 1, 2006, as more fully described in Note 3 to the Consolidated Financial Statements.

(ix)                 The Olympus distribution agreements with Carsen, as well as Carsen’s active business operations, terminated on July 31, 2006, as more fully described elsewhere in this MD&A and Note 18 to the Consolidated Financial Statements. Accordingly, Carsen is reported as a discontinued operation for all years presented.

Results of Operations

The results of operations reflect the continuing operating results of Cantel and its wholly-owned subsidiaries, but exclude the operating results of Carsen.

Since the GE Water Acquisition was completed on March 30, 2007, its results of operations are included in our results of operations for the portion of fiscal 2007 subsequent to March 30, 2007 and are excluded from our results of operations for all other periods presented. Additionally, the July 9, 2007 Twist acquisition had an insignificant affect on our results of operations for fiscal 2007 due to both the small size of this business as well as its inclusion for only a portion of one month, and its results of operations are excluded for all prior periods.

Since the acquisitions of DSI, Verimetrix and Strong Dental were consummated after the end of fiscal 2007, the results of operations of these acquisitions are not included in our results of operations for any of the periods presented.

For fiscal 2007 compared with fiscal 2006, discussion herein of our pre-existing business refers to all of our reporting segments with the exception of the operating results of the GE Water Acquisition included in our Water Purification and Filtration reporting segment, as well as the discontinued operations of Carsen.

Since the Crosstex acquisition occurred on August 1, 2005, Crosstex is reflected in our results of operations for fiscal 2007 and fiscal 2006, and is not reflected in our results of operations for fiscal 2005.

For fiscal 2006 compared with fiscal 2005, discussion herein of our pre-existing business refers to all of our reporting segments with the exception of Healthcare Disposables since this entire reporting segment is related to the Crosstex acquisition, as well as the discontinued operations of Carsen.

The following table gives information as to the net sales from continuing operations and the percentage to the total net sales from continuing operations for each of our reporting segments.

	Year Ended July 31,
	2007		2006		2005
	(Dollar Amounts in thousands)
	$	%	$	%	$	%

Dialysis	$58,696	26.8	$58,908	30.7	$65,457	47.7
Healthcare Disposables	57,610	26.3	54,293	28.3	—	—
Water Purification and Filtration	49,032	22.4	36,356	18.9	29,123	21.2
Endoscope Reprocessing	38,941	17.8	30,403	15.8	28,677	20.9
All Other	14,765	6.7	12,219	6.3	13,900	10.2
	$219,044	100.0	$192,179	100.0	$137,157	100.0

Fiscal 2007 compared with Fiscal 2006

Net sales

Net sales increased by $26,865,000, or 14.0%, to $219,044,000 in fiscal 2007 from $192,179,000 in fiscal 2006. Net sales of our pre-existing business increased by $19,916,000, or 10.4%, to $212,095,000 in fiscal 2007 compared with fiscal 2006. Net sales contributed by the GE Water Acquisition in fiscal 2007 were $6,949,000.

Net sales were positively impacted in fiscal 2007 compared with fiscal 2006 by approximately $726,000 due to the translation of Euro net sales primarily of our Endoscope Reprocessing and Dialysis operating segments using a stronger euro against the United States dollar.

In addition, net sales were positively impacted in fiscal 2007 compared with fiscal 2006 by approximately $215,000 due to the translation of Canadian dollar net sales primarily of our Water Purification and Filtration operating segment using a stronger Canadian dollar against the United States dollar.

The increase in net sales of our pre-existing business in fiscal 2007 was principally attributable to increases in sales of endoscope reprocessing products and services, water purification and filtration products and services, healthcare disposable products, specialty packaging products and therapeutic filtration products.

Net sales of endoscope reprocessing products and services increased by 28.1% in fiscal 2007, compared with fiscal 2006, primarily due to an increase in selling prices of our Medivators endoscope reprocessing equipment and related products and service in the United States as a result of selling directly to our customers and not through a distributor, as more fully described elsewhere in this MD&A, and an increase in demand for our endoscope disinfection equipment in Europe and disinfectants and product service both in the United States and internationally. The increase in demand for our disinfectants and product service is attributable to the increased field population of equipment and our ability to convert users of competitive disinfectants to our products. The increase in customer prices as a result of the direct sales effort increased sales by approximately $4,700,000 in fiscal 2007, compared with fiscal 2006.

Net sales of water purification and filtration products and services from our pre-existing business increased by 15.8% in fiscal 2007, compared with fiscal 2006, primarily due to the acquisition of Fluid Solutions on May 1, 2006, which contributed approximately $4,015,000 of incremental net sales in fiscal 2007. In early fiscal 2007, a decision was made to refocus the consumer and industrial (large capital) portion of the water purification and filtration equipment business by eliminating contracts with low profitability; as such, revenue growth in this segment for the total year was moderated by this activity.

Net sales of healthcare disposable products increased by 6.1% in fiscal 2007, compared with fiscal 2006, primarily due to increased demand in the United States for our face masks and instrument sterilization pouches, and increases in selling prices of approximately $1,500,000. Such selling price increases were implemented to offset corresponding supplier cost increases and therefore did not have a significant impact on gross profit.

Net sales contributed by the Specialty Packaging operating segment were $6,979,000, an increase of 34.0%, in fiscal 2007 compared with fiscal 2006. This increase in sales was primarily due to increased customer demand in the United States for our specialty packaging and compliance training products and increases in selling prices of approximately $730,000. There can be no assurance that the sales growth of specialty packaging products in fiscal 2008 will be comparable with fiscal 2007.

Net sales contributed by the Therapeutic Filtration operating segment were $7,786,000, an increase of 11.1%, in fiscal 2007 compared with fiscal 2006. The increase in sales in fiscal 2007 was primarily due to an increase in demand internationally for our hemoconcentrator products (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) and the recommencement of sales of filters manufactured by us on an OEM basis for a single customer’s hydration system. This customer had previously experienced a voluntary recall of the system (unrelated to our product) and was not purchasing filters until their sales of hydration systems recommenced; there can be no assurance that future sales of such filters will continue at current levels.

Sales of dialysis products and services in fiscal 2007 were comparable with fiscal 2006. Such sales decreased primarily due to lower average selling prices for Renalin® sterilant and Renatron® equipment due to increased sales to large national chains that typically receive more favorable pricing, and reduced demand for Renalin sterilant domestically primarily due to the acquisition of Renal Care Group (“RCG”) by Fresenius Medical Care (“Fresenius”), as discussed below. Offsetting this decrease was an increase in customer demand for Renatron equipment, both in the United States and internationally, and dialysate concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) internationally (partially offset by decreased demand for concentrate in the United States), as well as an increase of approximately $2,900,000 in net sales as a result of shipping and handling fees, such as freight, invoiced to customers in fiscal 2007 (related costs of a similar amount are included within cost of sales). The majority of this amount related to two of our larger customers who were previously responsible for transportation related to the products they purchased from us; during fiscal 2007, we became responsible for the transportation and invoiced them for such costs.

The dialysis industry has undergone significant consolidation through the acquisition by certain major dialysis chains of other major chains, as well as smaller chains and independents. In October 2005, DaVita Inc. (“DaVita”), the second-largest dialysis chain in the United States, acquired Gambro AB’s United States dialysis clinic business, Gambro Healthcare, Inc. (“Gambro US”). DaVita/Gambro US are significant customers of our dialysis reuse products and accounted for approximately 29% and 25% of our dialysis net sales in fiscal 2007 and 2006, respectively. The DaVita/Gambro US acquisition has resulted in greater buying power for the larger resulting entity and thereby a reduction in our net sales and profit margins due to reduced average selling prices of our dialyzer reprocessing products beginning in November 2005; however, offsetting this reduction is increased demand for our Renatron equipment and Renalin sterilant from DaVita/Gambro in fiscal 2007, as compared with fiscal 2006.

In addition, on March 31, 2006, Fresenius, the largest dialysis chain in the United States and a provider of single-use dialyzer products, completed its acquisition of RCG, which was a significant customer of our dialysis reuse products. Combined net sales of Fresenius and RCG accounted for approximately 12% and 19% of our dialysis net sales in fiscal 2007 and 2006, respectively. We believe Fresenius has converted most of the dialysis clinics of RCG into single-use facilities, which has adversely affected our sales of reuse dialysis products. In addition, the Fresenius acquisition has resulted in the loss of low margin concentrate business to the RCG dialysis centers since Fresenius manufactures dialysate concentrate.

We believe that the majority of the adverse impact of these acquisitions has already occurred and is therefore reflected in the operating results of our dialysis segment for the last nine months of fiscal 2007.

Gross profit

Gross profit increased by $9,796,000, or 14.2%, to $79,012,000 in fiscal 2007 from $69,216,000 in fiscal 2006. Gross profit of our pre-existing business increased by $7,792,000, or 11.3%, to $77,008,000 in fiscal 2007 compared with fiscal 2006.

Gross profit contributed by the GE Water Acquisition for the four month period ended July 31, 2007 was $2,004,000 (since the date of the acquisition).

Gross profit as a percentage of net sales in fiscal 2007 and 2006 was 36.1% and 36.0%, respectively. Gross profit as a percentage of net sales of our pre-existing business in fiscal 2007 was 36.3%. Gross profit as a percentage of net sales for the GE Water Acquisition for the four month period ended July 31, 2007 was 28.8% (since the date of the acquisition).

The higher gross profit percentage of our pre-existing business in fiscal 2007, compared with fiscal 2006, was primarily attributable to an increase in gross profit percentage on our dialysis products due to (i) an improvement in both customer and product mix related to our dialysate concentrate product, which improvements resulted from the Fresenius acquisition of RCG and our strategy of only maintaining concentrate business with an acceptable gross margin, (ii) lower manufacturing costs including the closing of a distribution center and (iii) more favorable transportation costs due to new freight arrangements with certain customers. The increase in gross profit percentage was also attributable to selling our Medivators brand endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables directly to customers through our own United States field sales and service organization instead of through a distributor; increases in sales of higher margin healthcare disposable products, such as our face masks and instrument sterilization pouches, and specialty packaging products; and the non-reoccurrence of a $658,000 one-time purchase accounting charge related to our Healthcare Disposables segment’s inventory incurred during the first quarter of fiscal 2006.

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

With respect to the increase in gross profit (as opposed to gross profit percentage), increases in net sales as explained above, as well as the aforementioned reasons for the increase in gross profit percentage, constitute the most significant factors in the increase in gross profit.

Operating expenses

Selling expenses increased by $5,288,000, or 28.5%, to $23,818,000 in fiscal 2007 from $18,530,000 in fiscal 2006 principally due to a higher cost structure of approximately $3,700,000 for our endoscope reprocessing direct sales network as a result of our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006; the inclusion of approximately $740,000 of selling expenses related to the acquisitions of GE Water and Fluid Solutions; an increase in advertising and marketing expense primarily related to our Healthcare Disposables and Endoscope Reprocessing segments; and an increase in compensation expense primarily due to additional sales and marketing personnel in our Specialty Packaging and Healthcare Disposables segments.

Selling expenses as a percentage of net sales were 10.9% in fiscal 2007 compared with 9.6% in fiscal 2006. The increase in selling expenses as a percentage of net sales was primarily attributable to a higher cost structure for our endoscope reprocessing direct sales network as a result of our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006.

General and administrative expenses increased by $3,282,000, or 10.9%, to $33,507,000 in fiscal 2007, from $30,225,000 in fiscal 2006 principally due to increased compensation expense, including additional personnel, of approximately $1,250,000; the inclusion of approximately $570,000 of expenses related to the acquisitions of GE Water and Fluid Solutions; increased accounting and other professional fees (including executive transition expenses) of approximately $700,000; an increase in stock-based compensation expense of $413,000; $325,000 in higher medical insurance costs; and $137,000 in incentive compensation directly related to the GE Water Acquisition. Partially offsetting these increases were the non-reoccurrences of $345,000 in incentive compensation directly related to the Crosstex acquisition and $160,000 in debt financing costs related to our amended and restated credit facilities, both of which charges were incurred during the first three months of fiscal 2006.

General and administrative expenses as a percentage of net sales were 15.3% in fiscal 2007, compared with 15.7% in fiscal 2006.

Research and development expenses (which include continuing engineering costs) were $4,848,000 and $5,117,000 in fiscal 2007 and 2006, respectively. The majority of our research and development expenses related to our MDS endoscope reprocessor and specialty filtration products. The decrease in research and development expense in fiscal 2007, compared with fiscal 2006, is due to less development work on the European version of our MDS endoscope reprocessor.

Interest

Interest expense decreased by $724,000 to $3,508,000 in fiscal 2007 from $4,232,000 in fiscal 2006 primarily due a decrease in average outstanding borrowings, partially offset by an increase in average interest rates. Interest expense specifically related to the financing of the GE Water Acquisition was $578,000 since the date of the acquisition.

Interest income decreased by $68,000 to $771,000 in fiscal 2007 from $839,000 in fiscal 2006 primarily due to a decrease in average cash and cash equivalents partially offset by an increase in average interest rates.

Income from continuing operations before taxes

Income from continuing operations before income taxes increased by $2,151,000 to $14,102,000 in fiscal 2007 from $11,951,000 in fiscal 2006.

Income taxes

The consolidated effective tax rate was 42.5% and 44.3% for fiscal 2007 and 2006, respectively.

Our results of continuing operations for fiscal 2007 and 2006 reflect income tax expense for our United States, Canada and Japan operations at their respective statutory rates, which rates in fiscal 2007 were 38.1%, 33.7% and 49.7% , respectively. However, only a partial tax benefit was recorded in fiscal 2007 and 2006 at our Netherlands subsidiary, thereby causing our overall effective tax rate to exceed statutory rates.

The decrease in the overall effective tax rate for fiscal 2007, compared with fiscal 2006, was principally due to the geographic mix of pretax income, particularly in our fourth quarter of 2007. This decrease was also attributable to a reduction in the statutory United States tax rate to 34.3% in fiscal 2007, compared with 35.0% in fiscal 2006. In fiscal 2008, we believe our consolidated effective tax rate will be approximately 40%.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and therefore is effective for our fiscal year 2008. We are assessing the impact of the adoption of FIN 48 and currently do not believe that the adoption will have a material effect on our financial position or results of operations.

Stock-Based Compensation

On August 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) using the modified prospective method for the transition. Under the modified prospective method, stock-based compensation expense will be recognized for any option grant or stock award granted on or after August 1, 2005, as well as the unvested portion of stock options granted prior to August 1, 2005, based upon the award’s fair value. For fiscal 2005 and earlier periods, we have accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant.

The following table shows the allocation of total stock-based compensation expense relating to continuing operations recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2007	2006

Cost of sales	$43,000	$50,000
Operating expenses:
Selling	159,000	141,000
General and administrative	1,258,000	845,000
Research and development	22,000	20,000
Total operating expenses	1,439,000	1,006,000
Discontinued operations	—	122,000
Stock-based compensation before income taxes	1,482,000	1,178,000
Income tax benefits	(490,000)	(248,000)
Total stock-based compensation expense, net of tax	$992,000	$930,000

In fiscal 2007 and 2006, the above stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense (which decreased both basic and diluted earnings per share from net income by $0.06 and $0.05 in fiscal 2007 and 2006, respectively) and an increase to additional capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We determine the fair value of each unvested stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period. With respect to stock options granted during the last nine months of fiscal 2007, we reassessed both the expected option life and stock price volatility assumptions by evaluating more recent historical exercise behavior and stock price activity; such reevaluation resulted in reductions in both the expected option lives and volatility.

Most of our stock option and nonvested stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At July 31, 2007, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,659,000 with a remaining weighted average period of 30 months over which such expense is expected to be recognized. Such unrecognized stock-based compensation expense increased in fiscal 2007, compared with fiscal 2006, due to additional employee stock option and nonvested stock grants.

Upon exercise of stock options or grant of nonvested shares, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. In fiscal 2007 and 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $1,137,000 and $1,166,000, respectively.

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

In fiscal 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to certain executive officers and other employees (67 individuals in total) under our 1997 Employee Stock Option Plan. Such options had exercise prices greater than $16.85, the closing price on June 24, 2005, the date that our Board of Directors authorized such acceleration. Options to purchase 759,650 shares of common stock (of which approximately 577,500 shares are subject to options held by executive officers) were subject to this acceleration. All other terms and conditions of the options remain in effect. Options held by non-employee directors were not included in the acceleration. Because these options had exercise prices in excess of the market value of Cantel common stock on June 24, 2005, and therefore were not fully achieving our original objectives of incentive compensation and employee retention, we believe the acceleration may have had a positive effect on employee morale, retention and perception of option value. The acceleration eliminated any future compensation expense we would otherwise recognize in our income statement with respect to these options with the August 1, 2005 implementation of SFAS 123R. The compensation expense, after tax, related to this acceleration totaled approximately $3,400,000. If such acceleration did not occur, we would have recognized additional compensation expense, net of tax, of approximately $1,300,000, $1,300,000, $600,000 and $200,000 in fiscal 2006, 2007, 2008 and 2009, respectively, based on the fair value of the options granted at grant date over the original vesting period.

Fiscal 2006 compared with Fiscal 2005

Net sales

Net sales increased by $55,022,000, or 40.1%, to $192,179,000 in fiscal 2006 from $137,157,000 in fiscal 2005. Net sales of our pre-existing business increased by $729,000, or 0.5%, to $137,886,000 for fiscal 2006 compared with fiscal 2005. Net sales contributed by our Healthcare Disposables segment in fiscal 2006 were $54,293,000.

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

The dialysis industry has been undergoing significant consolidation through the acquisition by certain major dialysis chains of smaller chains and independents. In October 2005, DaVita, the second-largest dialysis chain in the United States, acquired Gambro AB’s United States dialysis clinic business, Gambro US. DaVita/Gambro US are significant customers of our dialysis reuse products and accounted for approximately 25% of our dialysis net sales during fiscal 2006. The DaVita/Gambro US acquisition has resulted in greater buying power for the larger resulting entity and thereby a reduction in our net sales and profit margins due to reduced average selling prices of our dialyzer reprocessing products.

In addition, on March 31, 2006, Fresenius, the largest dialysis chain in the United States and a provider of single-use dialyzer products, announced the closing of its acquisition of RCG. RCG has been a significant customer of our dialysis reuse products. Combined net sales of Fresenius and RCG accounted for approximately 19% of our dialysis net sales during fiscal 2006. We anticipate Fresenius will convert all or substantially all of the dialysis clinics of RCG into single-use facilities, which will adversely affect our sales of dialysis products. Given the uncertainty of the post-acquisition operating strategies for Fresenius/RCG, we are currently unable to determine the timing and impact on our future sales of dialysis products and services. In addition, the DaVita and Fresenius acquisitions have resulted in the loss of low margin dialysate concentrate business since Gambro and Fresenius manufacture dialysate concentrate themselves. Consequently, the DaVita and RCG dialysis centers have reduced their purchases of dialysate concentrate from us.

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

Gross profit

Gross profit increased by $15,335,000, or 28.5%, to $69,216,000 in fiscal 2006 from $53,881,000 in fiscal 2005. Gross profit of our pre-existing business decreased by $2,857,000, or 5.3%, to $51,024,000 in fiscal 2006 compared with fiscal 2005. Gross profit contributed by our Healthcare Disposables segment in fiscal 2006 was $18,192,000.

Gross profit as a percentage of net sales was 36.0% in fiscal 2006 compared with 39.3% in fiscal 2005. Gross profit as a percentage of net sales of our pre-existing business in fiscal 2006 was 37.0%. Gross profit as a percentage of net sales for our Healthcare Disposables segment in fiscal 2006 was 33.5%, which was adversely impacted by a $658,000 one-time purchase accounting charge related to our Healthcare Disposables segment’s inventory during the three months ended October 31, 2005. Excluding this one-time charge, gross profit as a percentage of net sales for our Healthcare Disposables segment in fiscal 2006 was 34.7%.

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

Operating expenses

Selling expenses increased by $3,264,000, or 21.4%, to $18,530,000 in fiscal 2006 from $15,266,000 in fiscal 2005 principally due to the inclusion of $2,496,000 of our Healthcare Disposables segment’s selling expenses; the initial cost of $806,000 to develop our endoscope reprocessing direct sales and service network as a result of our decision to not renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006, as more fully described elsewhere is this MD&A; an increase in salary expense of approximately $230,000 in our Specialty Packaging operating segment primarily for the increase in our sales and marketing personnel; the recording of $141,000 of stock-based compensation expense in fiscal 2006; and the translation of Canadian expenses in our Water Purification and Filtration and Specialty Packaging segments using a stronger Canadian dollar against the United States dollar which resulted in an additional $107,000 of selling expenses. Partially offsetting the increase in selling expenses were decreases in sales and marketing personnel and commissions in our dialysis reporting segment in response to the consolidation of the dialysis industry since an increasing percentage of sales of our dialysis products are to major dialysis chains as compared to small chains and independent dialysis clinics.

Selling expenses as a percentage of net sales were 9.6% in fiscal 2006 compared with 11.1% in fiscal 2005. The decrease in selling expenses as a percentage of net sales was primarily attributable to the inclusion of the lower selling cost structure of our Healthcare Disposables segment (which selling expenses as a percentage of our Healthcare Disposables segment net sales were 4.6% in fiscal 2006) and decreases in sales and marketing personnel and commissions in our Dialysis reporting segment in response to the consolidation of the dialysis industry, partially offset by the initial cost of $806,000 to develop our endoscope reprocessing direct field sales and service organization.

General and administrative expenses increased by $10,031,000, or 49.7%, to $30,225,000 in fiscal 2006 from $20,194,000 in fiscal 2005 principally due to the inclusion of $7,779,000 of our Healthcare Disposables segment’s general and administrative expenses (which expenses include $2,960,000 of amortization associated with intangible assets); the recording of $845,000 of stock-based compensation expense in fiscal 2006; $345,000 in incentive compensation during the three months ended October 31, 2005 directly related to the Crosstex acquisition; the translation of Canadian expenses in our Water Purification and Filtration and Specialty Packaging segments using a stronger Canadian dollar against the United States dollar which resulted in an additional $191,000 of general and administrative expenses; $160,000 in debt financing costs during the three months ended October 31, 2005 related to our amended and restated credit facilities; and the inclusion of $135,000 of Fluid Solution’s general and administrative expenses for the three month period subsequent to the May 1, 2006 acquisition.

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

The higher overall effective tax rate for fiscal 2006 compared with fiscal 2005 is principally due to the geographic mix of pretax income, an increase in the statutory United States tax rate to 35% from 34%, an increase in our overall state income tax rate to approximately 8% from 6% due to the Crosstex acquisition, losses related to our Netherlands operation for which only a partial income tax benefit was recorded and stock-based compensation during fiscal 2006 for which only a partial income tax benefit was recorded (including our Canadian operations in which no tax benefit was recorded), partially offset by the domestic production deduction resulting from the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

Working capital

At July 31, 2007, our working capital was $40,760,000, compared with $43,351,000 at July 31, 2006.

Cash flows from operating activities

Net cash provided by operating activities was $5,967,000, $22,061,000 and $24,773,000 for fiscal 2007, 2006 and 2005, respectively. With respect to continuing operations only, net cash provided by operating activities was $10,834,000, $15,500,000 and $18,042,000, respectively.

In fiscal 2007, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation, amortization and stock-based compensation expense, and an increase in accounts payable and accrued expenses (due to increased purchases in July to meet product demand and additional compensation as a result of more personnel, including the additional sales and service personnel of our Endoscope Reprocessing operating segment). These items were partially offset by increases in (i) accounts receivable (due to strong sales in the months of July and June, including sales related to the GE Water Acquisition, and increases in customer prices in our Endoscope Reprocessing operating segment as a result of the direct sales effort) and (ii) inventories (due to planned increases in stock levels of certain products) and decreases in (i) net liabilities of discontinued operations (due to the wind-down of Carsen’s operations including substantial tax payments that were payable in fiscal 2007) and (ii) income taxes payable (due to timing associated with payments).

In fiscal 2006, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation and amortization, stock-based compensation expense, gain on disposal of discontinued operations and deferred income taxes), and decreases in accounts receivable (due to a decrease in net sales primarily in our Dialysis segment), partially offset by an increase in inventories (due to timing of sales) and changes in assets and liabilities of discontinued operations (due to the sale of substantially all of Carsen’s assets on July 31, 2006).

In fiscal 2005, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation and amortization, and deferred income taxes) and an increase in accounts payable, deferred revenue and accrued expenses (due primarily to increased incentive compensation payable as a result of improved operating results), partially offset by increases in accounts receivable (due to an increase in sales) and net assets of discontinued operations (due to strong operating results at Carsen).

Cash flows from investing activities

Net cash used in investing activities was $41,535,000, $45,950,000 and $3,626,000 in fiscal 2007, 2006 and 2005, respectively. In fiscal 2007, the net cash used in investing activities was primarily due to the acquisitions of GE Water and Twist, the earnout payment to the Crosstex sellers and capital expenditures. In fiscal 2006, the net cash used in investing activities was primarily due to the acquisition of Crosstex and capital expenditures, partially offset by the proceeds received from the sale of our discontinued operations. In fiscal 2005, the net cash used in investing activities was primarily for capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $21,082,000 in fiscal 2007, compared with net cash provided by financing activities of $20,127,000 in fiscal 2006 and net cash used in financing activities of $6,519,000 in fiscal 2005. In fiscal 2007, net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility related to the acquisition of GE Water, net of debt issuance costs, and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities and purchases of treasury stock. In fiscal 2006, net cash provided by financing activities was primarily attributable to borrowings under our credit facilities related to the acquisition of Crosstex, net of debt issuance costs, and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities and purchases of treasury stock. In fiscal 2005, the net cash used in financing activities was primarily attributable to repayments under our credit facilities, partially offset by proceeds from the exercises of stock options.

Repurchase of shares

On April 13, 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock. Under the repurchase program we repurchased shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program had a one-year term that expired on April 12, 2007. We repurchased 464,800 shares under the repurchase program at a total average price per share of $14.02. Of the 464,800 shares, 161,800 shares were repurchased in fiscal 2007.

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

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus paid Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen were made following Olympus’ receipt of customer payments for such orders. In fiscal 2007, approximately $368,000 related to such backlog has been recorded as income and has been reported in income from discontinued operations, net of tax, in the Consolidated Statements of Income.

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

Cash flows attributable to discontinued operations comprise the following:

	Year ended July 31,
	2007	2006	2005

Net cash (used in) provided by operating activities	$(4,867,000)	$6,561,000	$6,731,000
Net cash provided by (used in) investing activities	$—	$30,774,000	$(649,000)

In fiscal 2007, net cash used in operating activities was primarily due to the payment of Carsen’s remaining operating costs relating to fiscal 2006, income tax payments and various wind-down costs, partially offset by the collection of the remaining receivables. At July 31, 2007, approximately $97,000 in liabilities remain, which primarily relate to various taxes expected to be paid in early fiscal 2008 as well as the repayment to Olympus of an uncollected account receivable.

In fiscal 2006, net cash provided by investing activities was due to proceeds from disposal of the discontinued operations. In fiscal 2005, net cash used in investing activities was due to capital expenditures.

Financing activities of our discontinued operations did not result in any net cash in fiscal 2007, 2006 and 2005.

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

During the seven-year period following the expiration of the distribution agreement with Olympus on August 1, 2006, Olympus will have the option to provide certain ongoing support functions to its existing customer base of Medivators products, subject to the terms and conditions of the agreement. In addition, Olympus may continue to purchase from Minntech for resale in connection with such support functions, Medivators accessories, consumables, and replacement and repair parts, as well as Rapicide® disinfectant. During fiscal 2007, Olympus continued to purchase such items from us, although we have been gradually converting the sale of such items over to our direct sales and service force.

Long-term contractual obligations

Aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31, (Amounts in thousands)
	2008	2009	2010	2011	2012	Thereafter	Total

Maturities of the credit facilities (2)	$6,000	$8,000	$10,000	$33,000	$—	$—	$57,000
Expected interest payments under the credit facilities (1)	3,726	3,246	2,627	380	—	—	9,979
Minimum commitments under noncancelable operating leases	3,281	2,868	2,218	1,398	745	1,617	12,127
Minimum commitments under noncancelable capital leases	32	32	32	13	—	—	109
Minimum commitments under license agreement	48	73	109	162	187	2,701	3,280
Note payable - Dyped	685	—	—	—	—	—	685
Deferred compensation and other	180	108	34	406	406	606	1,740
Employment agreements	4,092	1,209	140	116	122	—	5,679
Total contractual obligations	$18,044	$15,536	$15,160	$35,475	$1,460	$4,924	$90,599

(1)          The expected interest payments under the term and revolving credit facilities reflect interest rates of 6.94% and 6.77%, respectively, which were our interest rates on outstanding borrowings at July 31, 2007.

(2)          The maturities of the credit facilities as well as the expected interest payments under the credit facilities do not reflect the additional borrowings of $11,550,000 occurring subsequent to July 31, 2007, which borrowings were principally related to the acquisitions of DSI, Verimetrix and Strong Dental.

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

At September 28, 2007, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At September 28, 2007, the lender’s base rate was 7.75% and the LIBOR rates ranged from 5.23% to 5.67%. The margins applicable to our outstanding borrowings at September 28, 2007 were 0.25% above the lender’s base rate and 1.50% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at September 28, 2007. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our revolving credit facility at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.30% at September 28, 2007.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of July 31, 2007, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities, as amended.

On July 31, 2007, we had $57,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities which consisted of $34,000,000 and $23,000,000 under the term loan facility and the revolving credit facility, respectively. Subsequent to July 31, 2007, we borrowed an additional $11,550,000 under the revolving credit facility and repaid $1,500,000 under the term loan facility; therefore, at September 28, 2007, we had $67,050,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, including $32,500,000 and $34,550,000 under the term loan facility and the revolving credit facility, respectively.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Rent expense related to operating leases for fiscal 2007 was recorded on a straight-line basis and aggregated $3,531,000 compared with $2,881,000 and $2,071,000 for fiscal 2006 and 2005, respectively, which excludes rent expense related to our discontinued operations.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At July 31, 2007, approximately $685,000 of this note was outstanding using the exchange rate on July 31, 2007 and is payable on July 31, 2008. Such note is non-interest bearing and has been recorded in accrued expenses at its present value of $651,000 at July 31, 2007.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment. In consideration, we agreed to pay a minimum annual royalty payable each calendar year over the license agreement term of 20 years. At July 31, 2007, we had minimum future royalty obligations of approximately $3,280,000 relating to this license agreement.

Financing needs

At July 31, 2007, we had a cash balance of $15,860,000, of which $9,543,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At September 28, 2007, $15,450,000 was available under our United States revolving credit facility, as amended.

Foreign currency

During fiscal 2007, compared with fiscal 2006, the average value of the Canadian dollar increased by approximately 2.5%  relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had an overall adverse impact in fiscal 2007, compared with fiscal 2006, upon our continuing results of operations of approximately $150,000, net of tax. As of September 28, 2007 compared with July 31, 2007, the value of the Canadian dollar has further increased by approximately 7.5% relative to the value of the United States dollar.

During fiscal 2007, compared with fiscal 2006, the value of the euro increased by approximately 7.5% relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the Euro and the United States dollar had an overall adverse impact in fiscal 2007, compared with fiscal 2006, upon our results of operations of approximately $150,000, net of tax. As of September 28, 2007 compared with July 31, 2007, the value of the Euro has further increased by approximately 3.9% relative to the value of the United States dollar.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There was one foreign currency forward contract amounting to €1,258,000 at August 31, 2007 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on September 30, 2007. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During fiscal 2007, such forward contracts were effective in offsetting the impact of the strengthening of the euro on certain assets and liabilities of Minntech’s Netherlands subsidiary that are denominated in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts.

For purposes of translating the balance sheet at July 31, 2007 compared with July 31, 2006, the value of the Canadian dollar increased by approximately 6.0% and the value of the euro increased by approximately 7.3% compared with the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $1,779,000 in fiscal 2007, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2007, compared with fiscal 2006, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Inflation

During fiscal 2007 we experienced higher materials, labor, and distribution costs compared with fiscal 2006, which cost increases were in excess of the general rate of inflation. We implemented price increases for certain of our products which partially offset these cost increases; however, some of our businesses (primarily the Dialysis and Water Purification and Filtration segments) were unable to obtain higher selling prices as more fully described in “Results of Operations.”

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

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to dialysis, therapeutic, specialty packaging and endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. In certain instances, primarily with respect to some of our water purification and filtration equipment, endoscope reprocessing equipment and an insignificant amount of our sales of dialysis equipment, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user. With respect to a portion of water purification and filtration product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

A portion of our water purification and filtration sales relating to our acquisition of GE Water are recognized as multiple element arrangements, whereby revenue is allocated to the equipment and installation components based upon vendor specific objective evidence which principally includes comparable historical transactions of similar equipment and installation sold as stand alone components, as well as an evaluation of unrelated third party competitor pricing of similar installation.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized. With respect to certain service contracts in our Endoscope Reprocessing and Water Purification and Filtration operating segments, service revenue is recognized on a straight-line basis over the contractual term of the arrangement.

None of our sales contain right-of-return provisions except certain sales of a small portion of our endoscope reprocessing equipment which contain a 15 day right-of-return trial period. Such sales are not recognized as revenue until the 15 day trial period has elapsed. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a portion of our sales of dialysis and healthcare disposable products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis and dental customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,449,000, $1,216,000 and $749,000 in fiscal 2007, 2006 and 2005, respectively. Included in volume rebates for fiscal 2007 and 2006 are approximately $994,000 and $1,157,000 as a result of the addition of healthcare disposable products, offset by cancellation or non-renewal of certain volume rebate programs as a result of consolidation in the dialysis industry. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products and healthcare disposable products are sold to third party distributors; water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies. Due to the direct distribution of our endoscope reprocessing products in the United States which commenced on August 2, 2006, a significant portion of our endoscope reprocessing products and services are sold directly to hospitals and other end-users. Previously, the majority of our endoscope reprocessing products and services were sold to third party distributors.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized on the straight-line method over their estimated useful lives which range from 1 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2007, management concluded that none of our intangible assets or goodwill was impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results which management believes to be reasonable.

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

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We determine the fair value of each unvested stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period. With respect to stock options granted during fiscal 2007, we reassessed both the expected option life and stock price volatility assumptions by evaluating more recent historical exercise behavior and stock price activity; such reevaluation resulted in reductions in both the expected option lives and volatility.

Legal Proceedings

In the normal course of business, we are subject to pending and threatened legal actions. We record legal fees and other expenses related to litigation as incurred. Additionally, we assess, in consultation with our counsel, the need to record a liability for litigation and contingencies on a case by case basis. Amounts are accrued when we, in consultation with counsel, determine that it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. Such a review considers known future changes in various effective tax rates, principally in the United States. If the effective tax rate were to change in the future, particularly in the United States, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments.

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

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. The ultimate settlement of such liabilities may be for amounts which are different from the amounts recorded.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had an overall adverse impact in fiscal 2007, compared with fiscal 2006, upon our continuing results of operations and a positive impact on stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of the Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the Euro and the United States dollar had an overall adverse impact in fiscal 2007, compared with fiscal 2006, upon our continuing results of operations and had a positive impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There was one foreign currency forward contract amounting to €1,190,000 at July 31, 2007 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on August 31, 2007. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During fiscal 2007, such forward contracts were effective in offsetting the impact on operations of the strengthening of the euro.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2007 and 2006 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest Rate Market Risk

We have a United States credit facility for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is affected by the general level of interest rates in the United States.

Market Risk Sensitive Transactions

We are exposed to market risks arising principally from adverse changes in interest rates and foreign currency.

With respect to interest rate risk, our outstanding debt is under our United States credit facilities, described elsewhere in Liquidity and Capital Resources. Such credit facilities consist of outstanding debt with fixed repayment amounts at prevailing market rates of interest, principally under LIBOR contracts ranging from one to twelve months. Therefore, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR. Such outstanding debt under our United States credit facilities was $57,000,000 and $38,000,000 at July 31, 2007 and 2006, respectively, and the average outstanding balance during fiscal 2007 and 2006 was approximately $46,000,000 and $63,596,000, respectively. A 100 basis-point increase in average LIBOR interest rates would have resulted in incremental interest expense of approximately $460,000 and $636,000 during fiscal 2007 and 2006, respectively. Presently, we do not utilize any interest rate derivatives. Our other long-term liabilities would not be materially affected by an increase in interest rates. We also maintained a cash balance of $15,860,000 at July 31, 2007 which is invested in low risk cash equivalents at prevailing market rates of interest principally in the United States and Canada. An increase in interest rates would generate additional interest income for us which would partially offset the adverse impact of the additional interest expense.

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

Our Canadian subsidiaries and Netherlands subsidiary have net assets in currencies (principally United States dollars) other than their functional Canadian and Euro currency which must be converted into its functional currency, thereby giving rise to realized foreign exchange gains and losses. Therefore, our Canadian subsidiaries and Netherlands subsidiary are exposed to risk if the value of the Canadian dollar or Euro appreciates relative to the United States dollar. A 10% increase in both the Canadian dollar and Euro relative to the United States dollar subsequent to July 31, 2007 could result in aggregate realized losses of approximately $196,000 (after tax). However, since our Netherlands subsidiary uses foreign currency forward contracts to hedge against the impact of fluctuations of the euro relative to the United States dollar on certain United States denominated assets and liabilities, the realized losses relating to the fluctuation of the euro would be partially offset by gains on the foreign currency forward contracts.

In addition to the above, adverse changes in foreign currency exchange rates impact the translation of our financial statements. For fiscal 2007 and 2006, a uniform 10% adverse movement in foreign currency rates would have resulted in realized losses (after tax) of approximately $470,000 and $231,000, respectively, due to the translation of the results of operations of foreign subsidiaries (adverse changes would be caused by appreciation of either the Canadian dollar or the Euro relative to the United States dollar). However, such a change in foreign currency rates would have resulted in an unrealized gain on our net investment in foreign subsidiaries of $2,610,000 and $3,216,000 in fiscal 2007 and 2006, respectively. Such an unrealized gain would be recorded in accumulated other comprehensive income in our stockholders’ equity. Conversely, if the Canadian dollar or the Euro depreciated by 10% relative to the dollar, we would have recognized realized gains (after tax) of approximately $470,000 and $231,000 in fiscal 2007 and 2006, respectively, and unrealized losses of $2,610,000 and $3,216,000 in fiscal 2007 and 2006, respectively, on our net investment in foreign subsidiaries. However, since we view these investments as long-term, we would not expect such unrealized losses to be realized in the near term.

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

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2007. However, the fiscal 2007 acquisition of GE Water was excluded from that evaluation since the acquisition occurred during fiscal 2007 and was not required to be included.

Our assessment of the effectiveness of our internal control over financial reporting, as of July 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

Changes in Internal Control

We have evaluated our internal controls over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex, as more fully described in Note 3 to the Consolidated Financial Statements. For fiscal 2007 and 2006, Crosstex represented a material portion of our sales, net income and net assets. In conjunction with the due diligence performed by us in connection with this acquisition, we determined that the overall internal control environment of Crosstex contained a number of significant deficiencies, some of which rose to the level of material weaknesses. Some of the more significant internal control weaknesses included the lack of segregation of duties, the need to hire a principal financial and accounting officer, numerous limitations with respect to the management information systems, lack of application of GAAP in certain aspects of financial reporting, and substandard monthly closing procedures.

We have remedied the significant internal control weaknesses at Crosstex. In order to achieve these objectives, we took a number of steps during fiscal 2007 and 2006 including hiring a principal financial and accounting officer at Crosstex in October 2005 and a Controller in December 2006, formalizing the monthly closing procedures and timing, and ensuring consistent and complete application of GAAP. Such additional personnel and monthly closing procedures also addressed internal control weaknesses related to segregation of duties. Additionally, we have implemented a number of additional internal control procedures designed to ensure the completeness and accuracy of reported financial information, including periodic physical inventories, monthly account analyses and quarter-end field reviews by representatives of Cantel’s financial and accounting staff. We are relying extensively on detect controls with respect to reported month-end financial information until such time that appropriate prevent controls can be implemented. We have evaluated the management information system at Crosstex and have selected a replacement of the existing system. The implementation process of this new system commenced during fiscal 2007 and is expected to be completed during the second quarter of fiscal 2008. During fiscal 2007, numerous temporary control improvements have been made to the existing management information system for the interim period before the new system is fully implemented.

On March 30, 2007, we acquired GE Water as more fully described in Note 3 to the Consolidated Financial Statements. During the initial transition period following this acquisition, we have enhanced our internal control process at our Mar Cor Purification subsidiary to ensure that all financial information related to this acquisition is properly reflected in our Consolidated Financial Statements. During the first quarter of our fiscal 2008, we expect that all aspects of this acquisition will be fully integrated into Mar Cor’s existing internal control structure.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cantel Medical Corp.

We have audited Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cantel Medical Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the GE Water & Process Technologies acquisition, which was acquired on March 30, 2007, which is included in the 2007 consolidated financial statements of Cantel Medical Corp. and constituted approximately 3% of both consolidated net sales and consolidated net income for the year ended July 31, 2007 and approximately 12% and 20% of consolidated total assets and consolidated net assets, respectively, at July 31, 2007. Our audit of internal control over financial reporting of Cantel Medical Corp. also did not include an evaluation of the internal control over financial reporting of GE Water & Process Technologies.

In our opinion, Cantel Medical Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cantel Medical Corp. as of July 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ending July 31, 2007 of Cantel Medical Corp. and our report dated October 10, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

October 10, 2007

Item 9B.             OTHER INFORMATION.

None.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE .

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2007 Annual Meeting of Stockholders of the Registrant, except for the following:

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

Item 11.              EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2007 Annual Meeting of Stockholders of the Registrant.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2007 Annual Meeting of Stockholders of the Registrant, except for the following:

The following table shows, as of July 31, 2007, the number of options or other awards currently outstanding, as well as the number of shares remaining available for grant under our existing option plans. No further grants may be made from the 1997 Employee Stock Option Plan, 1998 Directors’ Stock Option Plan or the 1991 Directors’ Stock Option Plan. For these plans, therefore, the table shows only the number of options outstanding:

Plan	Outstanding Options	Nonvested Restricted Shares	Available for Grant

2006 Incentive Equity Plan - Options	88,000	—	412,000
2006 Incentive Equity Plan - Restricted Shares	—	175,000	325,000
1997 Employee Stock Option Plan	1,272,971	—	—
1998 Directors’ Stock Option Plan	224,625	—	—
1991 Directors’ Stock Option Plan	31,500	—	—
Non-Plan Options	231,750	—	—
	1,848,846	175,000	737,000

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2007 Annual Meeting of Stockholders of the Registrant.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2007 Annual Meeting of Stockholders of the Registrant.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

1.           Consolidated Financial Statements:

(i)            Report of Independent Registered Public Accounting Firm.

(ii)           Consolidated Balance Sheets as of July 31, 2007 and 2006.

(iii)          Consolidated Statements of Income for the years ended July 31, 2007, 2006 and 2005.

(iv)          Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended July 31, 2007, 2006 and 2005.

(v)           Consolidated Statements of Cash Flows for the years ended July 31, 2007, 2006 and 2005.

(vi)          Notes to Consolidated Financial Statements.

2.           Consolidated Financial Statement Schedules:

(i)            Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2007, 2006 and 2005.

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

2(f) - Asset Purchase Agreement dated as of March 30, 2007 between GE Osmonics, Inc. and Mar Cor Purification, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated April 4, 2007 [the “April 2007 8-K”].)

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

3(m) – Certificate of Amendment of Certificate of Incorporation of Registrant, filed on December 22, 2005. (Incorporated herein by reference to Exhibit 3(m) to Registrant’s 2007 Annual Report on Form 10-K.)

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

10(e) - Registrant’s 1998 Directors’ Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10(ee) to Registrant’s  2005 Annual Report on Form 10-K [the “2005 10-K”].)

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

10(i) - Stock Option Agreement, dated as of October 30, 1998, between the Registrant and Charles M. Diker. (Incorporated herein by reference to Exhibit 10(ff) to Registrant’s 1999 Annual Report on Form 10-K.)

10(j) - Form of Non-Plan Stock Option Agreement between the Registrant and Darwin C. Dornbush. (Incorporated herein by reference to Exhibit 10(y) to Registrant’s 1998 10-K.)

10(k) - Stock Option Agreement, dated as of November 14, 2002, between the Registrant and Seth R. Segel (Incorporated by reference to Exhibit 10(b) to Registrant’s October 31, 2002 Quarterly Report on Form 10-Q.)

10(l) - 2007 Equity Incentive Plan. (Incorporated herein by reference to Annex B to Registrant’s 2006 Definitive Proxy Statement on Schedule 14A.).

10(m) - Form of Stock Option Agreement under Registrant’s 2007 Equity Incentive Plan.

10(n) - Form of Restricted Stock Agreement under the Registrant’s 2007 Equity Incentive Plan.

10(o) - Minntech Emeritus Director Consulting Plan. (Incorporated herein by reference to Exhibit 10 to Minntech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

10(p) - Amendment to Emeritus Director Consulting Plan effective September 26, 1996 (Incorporated herein by reference to Exhibit 10(b) to Minntech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10(q) - Minntech Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2000 (Incorporated herein by reference to Exhibit 10(m) to Minntech’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000.)

10(r) - Employment Agreement, dated as of August 30, 2004, between the Registrant and Andrew A. Krakauer. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 30, 2004.)

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

10(u) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Steven C. Anaya. (Incorporated by reference to Exhibit 3 to Registrant’s January 21, 2005 8-K.)

10(v) - Employment Agreement, dated as of January 1, 2005, between the Registrant and Eric W. Nodiff. (Incorporated herein by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated January 7, 2005.)

10(w) - Employment Agreement, dated as of November 1, 2004, between Minntech Corporation and Roy K. Malkin. (Incorporated herein by reference to Exhibit 4 to Registrant’s January 21, 2005 8-K.)

10(x) - Employment Agreement, dated as of August 1, 2005, between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10.2 to Registrant’s August 5, 2005 8-K.)

10(y) - Employment Agreement, dated as of August 1, 2005, between Crosstex International, Inc. and Richard Allen Orofino. (Incorporated herein by reference to Exhibit 10(x) to Registrant’s  2005 10-K.)

10(z) - Employment Agreement, dated as of August 28, 2006, between Mar Cor Purification, Inc. and Curtis Weitnauer.

10(aa) - Agreement, dated as of July 25, 2005, among Registrant, Carsen, Olympus America Inc. and Olympus Surgical & Industrial America, Inc. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated July 28, 2005.)

10(bb) -  Agreement, dated as of May 16, 2006 among Registrant, Carsen, Olympus America Inc., Olympus Surgical & Industrial America, Inc., and Olympus Canada Inc. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 22, 2006.)

10(cc) - Distributor Agreement between Olympus America Inc. and Minntech Corporation dated as of August 1, 2003. (Incorporated by reference to Exhibit 10(a) to Registrant’s January 31, 2004 Quarterly Report on Form 10-Q.)

10(dd) - Amended and Restated Credit Agreement dated as of August 1, 2005 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager). (Incorporated by reference to Exhibit 10.1 to Registrant’s August 5, 2005 8-K.)

10(ee) - First Amendment to Credit Agreement dated April 19, 2006 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.)

10(ff) - Second Amendment to Credit Agreement dated November 17, 2006 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.) . (Incorporated by reference to Exhibit 10(b) to Registrant’s April 30, 2007 Quarterly Report on Form 10-Q[the “April 2007 10-Q”].)

10(gg) - Third Amendment to Credit Agreement dated March 29, 2007 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.) (Incorporated by reference to Exhibit 10(c) to the April 2007 10-Q.)

10(hh) - Fourth Amendment to Credit Agreement dated May 17, 2007 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.) (Incorporated by reference to Exhibit 10(d) to the April 2007 10-Q.)

10(ii) - Employment Agreement dated as of December 18, 2006 between the Company and R. Scott Jones. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 22, 2006 [the “December 2006 8-K”].)

10(jj) - Letter Agreement dated as of December 18, 2006 between the Company and Andrew A. Krakauer. (Incorporated by reference to Exhibit 10.2 to Registrant’s December 2006 8-K.)

10(kk) - Letter Agreement dated as of December 18, 2006 between the Company and Eric W. Nodiff. (Incorporated by reference to Exhibit 10.3 to Registrant’s December 2006 8-K.)

10(ll) - Letter Agreement dated as of December 18, 2006 between the Company and Seth R. Segel. (Incorporated by reference to Exhibit 10.4 to Registrant’s December 2006 8-K.)

10(mm) - Letter Agreement dated as of December 18, 2006 between the Company and Craig A. Sheldon. (Incorporated by reference to Exhibit 10.5 to Registrant’s December 2006 8-K.)

10(nn) - Letter Agreement dated as of December 18, 2006 between the Company and Steven C. Anaya. (Incorporated by reference to Exhibit 10.6 to Registrant’s December 2006 8-K.)

10(oo) - Letter Agreement dated as of December 18, 2006 between Minntech Corporation and Roy K. Malkin. (Incorporated by reference to Exhibit 10.7 to Registrant’s December 2006 8-K.)

10(pp) - Product Supply Agreement dated as of March 30, 2007 between GE Osmonics, Inc. and Mar Cor Purification, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s April 2007 8-K.)

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

CANTEL MEDICAL CORP.

Date: October 12, 2007	By:	/s/ R. Scott Jones
R. Scott Jones, President and Chief
Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	October 12, 2007
Charles M. Diker, a Director
and Chairman of the Board

/s/ Alan J. Hirschfield	Date:	October 12, 2007
Alan J. Hirschfield, a Director
and Vice Chairman of the Board

/s/ Robert L. Barbanell	Date:	October 12, 2007
Robert L. Barbanell, a Director

/s/ Alan R. Batkin	Date:	October 12, 2007
Alan R. Batkin, a Director

/s/ Joseph M. Cohen	Date:	October 12, 2007
Joseph M. Cohen, a Director

/s/ Darwin C. Dornbush	Date:	October 12, 2007
Darwin C. Dornbush, a Director

/s/ R. Scott Jones	Date:	October 12, 2007
R. Scott Jones, a Director and President & CEO

/s/ Elizabeth McCaughey, Ph.D., a Director	Date:	October 12, 2007
Elizabeth McCaughey, Ph. D., a Director

/s/ Bruce Slovin	Date:	October 12, 2007
Bruce Slovin, a Director

CANTEL MEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. (and subsidiaries) as of July 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2007. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. (and subsidiaries) at July 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, effective August 1, 2005, the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 10, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
October 10, 2007

CANTEL MEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

	July 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$15,860	$29,898
Accounts receivable, net of allowance for doubtful accounts of $927 in 2007 and $929 in 2006	30,441	23,718
Inventories	27,320	23,942
Deferred income taxes	1,531	1,481
Prepaid expenses and other current assets	1,579	1,288
Assets of discontinued operations	—	2,121
Total current assets	76,731	82,448

Property and equipment, at cost:
Land, buildings and improvements	19,893	19,334
Furniture and equipment	37,127	31,886
Leasehold improvements	1,050	807
	58,070	52,027
Less accumulated depreciation and amortization	(19,493)	(13,923)
	38,577	38,104
Intangible assets, net	44,615	43,219
Goodwill	102,073	72,571
Other assets	1,675	1,885
	$263,671	$238,227

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$6,000	$4,000
Accounts payable	9,630	8,062
Compensation payable	5,946	4,120
Earnout payable	3,667	3,667
Accrued expenses	8,925	7,633
Deferred revenue	1,706	1,859
Income taxes payable	—	2,377
Liabilities of discontinued operations	97	7,379
Total current liabilities	35,971	39,097

Long-term debt	51,000	34,000
Deferred income taxes	19,732	22,021
Other long-term liabilities	1,898	2,304

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; issued 2007 - 17,129,199 shares, outstanding 2007 - 16,116,487 shares; issued 2006- 16,149,489 shares, outstanding 2006 - 15,399,102 shares	1,713	1,615
Additional capital	76,843	69,171
Retained earnings	77,841	69,395
Accumulated other comprehensive income	8,494	6,715
Treasury Stock, 2007 - 1,012,712 shares at cost; 2006 - 750,387 shares at cost	(9,821)	(6,091)
Total stockholders’ equity	155,070	140,805
	$263,671	$238,227

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended July 31,
	2007	2006	2005

Net sales:
Product sales	$194,767	$175,353	$122,681
Product service	24,277	16,826	14,476
Total net sales	219,044	192,179	137,157

Cost of sales:
Product sales	120,412	110,417	73,020
Product service	19,620	12,546	10,256
Total cost of sales	140,032	122,963	83,276

Gross profit	79,012	69,216	53,881

Expenses:
Selling	23,818	18,530	15,266
General and administrative	33,507	30,225	20,194
Research and development	4,848	5,117	4,099
Total operating expenses	62,173	53,872	39,559

Income from continuing operations before interest and income taxes	16,839	15,344	14,322

Interest expense	3,508	4,232	1,446
Interest income	(771)	(839)	(506)

Income from continuing operations before income taxes	14,102	11,951	13,382

Income taxes	5,998	5,298	5,487

Income from continuing operations	8,104	6,653	7,895

Income from discontinued operations, net of tax	342	10,268	7,610

Gain on disposal of discontinued operations, net of tax	—	6,776	—

Net income	$8,446	$23,697	$15,505

Earnings per common share:
Basic:
Continuing operations	$0.52	$0.43	$0.53
Discontinued operations	0.02	0.66	0.52
Gain on disposal of discontinued operations	—	0.44	—
Net income	$0.54	$1.53	$1.05
Diluted:
Continuing operations	$0.50	$0.41	$0.49
Discontinued operations	0.02	0.63	0.47
Gain on disposal of discontinued operations	—	0.42	—
Net income	$0.52	$1.46	$0.96

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Dollar amounts in Thousands, Except Share Data)

Years Ended July 31, 2007, 2006 and 2005

	Common Stock				Accumulated		Total	Total
	Number of				Other	Treasury	Stock-	Compre-
	Shares		Additional	Retained	Comprehensive	Stock,	holders’	hensive
	Outstanding	Amount	Capital	Earnings	Income	at Cost	Equity	Income

Balance, July 31, 2004	14,611,731	$1,505	$53,315	$30,193	$3,145	$(1,647)	$86,511

Exercises of options	393,778	40	2,773			(82)	2,731
Income tax benefit from exercises of stock options			1,405				1,405
Fractional share adjustment for stock split	(127)		(2)				(2)
Unrealized gain on interest rate cap, net of $2 in tax					5		5	$5
Unrealized gain on currency hedging, net of $44 in tax					76		76	76
Translation adjustment, net of $999 in tax					2,395		2,395	2,395
Net income				15,505			15,505	15,505
Total comprehensive income for fiscal 2005								$17,981
Balance, July 31, 2005	15,005,382	1,545	57,491	45,698	5,621	(1,729)	108,626

Issuance for Crosstex acquisition	384,821	38	6,699				6,737
Exercises of options	311,899	32	2,645			(65)	2,612
Repurchases of shares	(303,000)					(4,297)	(4,297)
Stock-based compensation			1,178				1,178
Income tax benefit from exercises of stock options			1,158				1,158
Unrealized gain on currency hedging, net of $49 in tax					90		90	$90
Translation adjustment, net of $476 in tax					1,004		1,004	1,004
Net income				23,697			23,697	23,697
Total comprehensive income for fiscal 2006								$24,791
Balance, July 31, 2006	15,399,102	1,615	69,171	69,395	6,715	(6,091)	140,805

Exercises of options	704,185	80	5,071			(1,515)	3,636
Repurchases of shares	(161,800)					(2,215)	(2,215)
Stock-based compensation			1,482				1,482
Issuance of restricted stock	175,000	18	(18)				—
Income tax benefit from exercises of stock options			1,137				1,137
Translation adjustment, net of $313 in tax					1,779		1,779	$1,779
Net income				8,446			8,446	8,446
Total comprehensive income for fiscal 2007								$10,225
Balance, July 31, 2007	16,116,487	$1,713	$76,843	$77,841	$8,494	$(9,821)	$155,070

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2007	2006	2005

Cash flows from operating activities
Net income	$8,446	$23,697	$15,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,239	10,183	4,566
Stock-based compensation expense	1,482	1,178	—
Amortization of debt issuance costs	350	357	553
Loss on disposal of fixed assets	25	168	108
Impairment of long-lived assets	—	—	393
Deferred income taxes	(2,369)	(3,136)	3,761
Excess tax benefits from stock-based compensation	(706)	(787)	—
Gain on disposal of discontinued operations	—	(6,776)	—
Changes in assets and liabilities:
Accounts receivable	(6,334)	2,982	(1,676)
Inventories	(1,347)	(3,114)	458
Prepaid expenses and other current assets	(117)	285	171
Assets of discontinued operations	2,137	(2,956)	(1,733)
Accounts payable, deferred revenue and accrued expenses	2,623	984	2,485
Income taxes payable	(1,118)	134	(114)
Liabilities of discontinued operations	(7,344)	(1,138)	296
Net cash provided by operating activities	5,967	22,061	24,773

Cash flows from investing activities
Capital expenditures	(5,529)	(6,069)	(3,353)
Proceeds from disposal of fixed assets	61	147	8
Acquisition of Crosstex, net of cash acquired	(3,667)	(68,231)	—
Acquisition of Fluid Solutions, net of cash acquired	—	(2,903)	—
Acquisition of GE Water	(30,506)	—	—
Acquisition of Twist	(1,900)	—	—
Proceeds from disposal of discontinued operations	—	30,774	—
Other, net	6	332	(281)
Net cash used in investing activities	(41,535)	(45,950)	(3,626)

Cash flows from financing activities
Borrowings under term loan facility, net of debt issuance costs	—	39,399	—
Borrowings under revolving credit facilities, net of debt issuance costs	30,500	27,635	—
Repayments under term loan facility	(4,000)	(17,750)	(6,250)
Repayments under revolving credit facilities	(7,500)	(28,300)	(3,000)
Proceeds from exercises of stock options	3,636	2,612	2,731
Excess tax benefits from stock-based compensation	706	787	—
Purchases of treasury stock	(2,260)	(4,256)	—
Net cash provided by (used in) financing activities	21,082	20,127	(6,519)

Effect of exchange rate changes on cash and cash equivalents	448	325	845

(Decrease) increase in cash and cash equivalents	(14,038)	(3,437)	15,473
Cash and cash equivalents at beginning of year	29,898	33,335	17,862
Cash and cash equivalents at end of year	$15,860	$29,898	$33,335

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

1.             Business Description

Cantel Medical Corp. (“Cantel”) is a leading provider of infection prevention and control products in the healthcare market, specializing in the following operating segments:

•      Dialysis: Medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis.

•      Healthcare Disposables (formerly known as “Dental”): Single-use, infection control products used principally in the dental market including face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups, sterilization pouches and disinfectants.

•      Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•      Endoscope Reprocessing: Medical device reprocessing systems and sterilants/disinfectants for endoscopy.

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

Cantel had five principal operating companies during fiscal 2007. Minntech Corporation (“Minntech”), Crosstex International Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak, Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

We currently operate our business through six operating segments: Dialysis (through Minntech), Healthcare Disposables (formerly known as “Dental”) (through Crosstex), Water Purification and Filtration (through Mar Cor, Biolab and Minntech), Endoscope Reprocessing (through Minntech), Therapeutic Filtration (through Minntech) and Specialty Packaging (through Saf-T-Pak). The Therapeutic Filtration and Specialty Packaging operating segments are combined in the All Other reporting segment for financial reporting purposes.

To be more consistent with our strategy to expand our product offerings outside the dental market, we have renamed our Dental operating segment to the Healthcare Disposables operating segment. This change in segment description has no impact upon any reported financial information of this segment.

On March 30, 2007, we purchased certain net assets of GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”), as more fully described in Note 3 to the Consolidated Financial Statements. Since the GE Water Acquisition was completed on March 30, 2007, its results of operations are included in our results of operations for the portion of fiscal 2007 subsequent to March 30, 2007 and are excluded from our results of operations for all prior periods. GE Water is included in our Water Purification and Filtration operating segment.

On July 9, 2007, we acquired the net assets of Twist 2 It Inc. (“Twist”), as more fully described in Note 3 to the Consolidated Financial Statements. The Twist acquisition had an insignificant affect on our results of operations for fiscal 2007 due to both the small size of this business as well as its inclusion for only a portion of one month, and its results of operations are excluded for all prior periods. Twist is included in our Healthcare Disposables operating segment.

We acquired certain net assets of Dialysis Services, Inc. (“DSI”) on August 1, 2007, Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and all of the issued and outstanding stock of Strong Dental Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Consolidated Financial Statements. Since the acquisitions of DSI, Verimetrix and Strong Dental were consummated after the end of fiscal 2007, the results of operations of those acquisitions are not included in our results of operations for any of the periods presented.

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

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to dialysis, therapeutic, specialty packaging and endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. In certain instances, primarily with respect to some of our water purification and filtration equipment, endoscope reprocessing equipment and an insignificant amount of our sales of dialysis equipment, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user. With respect to a portion of water purification and filtration product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

A portion of our water purification and filtration sales relating to our acquisition of GE Water are recognized as multiple element arrangements, whereby revenue is allocated to the equipment and installation components based upon vendor specific objective evidence which principally includes comparable historical transactions of similar equipment and installation sold as stand alone components, as well as an evaluation of unrelated third party competitor pricing of similar installation.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized. With respect to certain service contracts in our Endoscope Reprocessing and Water Purification and Filtration operating segments, service revenue is recognized on a straight-line basis over the contractual term of the arrangement.

None of our sales contain right-of-return provisions except certain sales of a small portion of our endoscope reprocessing equipment which contain a 15 day right-of-return trial period. Such sales are not recognized as revenue until the 15 day trial period has elapsed. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a portion of our sales of dialysis and healthcare disposable products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis and healthcare disposable customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,449,000, $1,216,000 and $749,000 in fiscal 2007, 2006 and 2005, respectively. Included in volume rebates for fiscal 2007 and 2006 are approximately $994,000 and $1,157,000 as a result of the addition of healthcare disposable products, offset by cancellation or non-renewal of certain volume rebate programs as a result of consolidation in the dialysis industry. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products and healthcare disposable products are sold to third party distributors; water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies. Due to the direct distribution of our endoscope reprocessing products in the United States which commenced on August 2, 2006, a significant portion of our endoscope reprocessing products and services are sold directly to hospitals and other end-users. Previously, the majority of our endoscope reprocessing products and services were sold to third party distributors.

Translation of Foreign Currency Financial Statements

Assets and liabilities of our foreign subsidiaries are translated into United States dollars at year-end exchange rates; sales and expenses are translated using average exchange rates during the year. The cumulative effect of the translation of the accounts of the foreign subsidiaries is presented as a component of accumulated other comprehensive income or loss. Foreign exchange gains and losses related to the purchase of inventories denominated in foreign currencies are included in cost of sales and foreign exchange gains and losses related to the incurrence of operating costs denominated in foreign currencies are included in general and administrative expenses. Additionally, foreign exchange gains and losses related to the conversion of foreign assets and liabilities into functional currencies are included in general and administrative expenses.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due to us from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments. We use historical experience as well as current market information in determining the estimate. While actual losses have historically been within management’s expectations and provisions established, if the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Alternatively, if certain customers paid their delinquent receivables, reductions in allowances may be required.

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

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets which generally range from 3-10 years for furniture and equipment, 5-32 years for buildings and improvements and the life of the lease for leasehold improvements. The depreciation and amortization expense related to property and equipment for fiscal 2007, 2006 and 2005 was $5,347,000, $4,570,000 and $2,807,000, respectively. Fiscal 2007 and 2006 includes depreciation and amortization expense attributable to our Healthcare Disposables segment of approximately $2,023,000 and $1,726,000, respectively.

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized on the straight-line method over their estimated useful lives which range from 1 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2007, management concluded that none of our intangible assets or goodwill was impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results which management believes to be reasonable.

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

Other Assets

Debt issuance costs associated with the credit facilities are amortized to interest expense over the life of the credit facilities. In conjunction with the amended and restated credit facilities dated August 1, 2005, as more fully described in Note 8 to the Consolidated Financial Statements, we incurred debt issuance costs of approximately $1,426,000, of which $160,000 of third-party costs was recorded in general and administrative expenses during the first three months of fiscal 2006 in accordance with applicable accounting rules. The remaining $1,266,000 of costs is being amortized over the life of the credit facilities. As of July 31, 2007 and 2006, such debt issuance costs, net of related amortization, were included in other assets and amounted to $1,313,000 and $1,607,000, respectively.

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

Stock-Based Compensation

On August 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense will be recognized for any option grant or stock award granted on or after August 1, 2005, as well as the unvested portion of stock options granted prior to August 1, 2005, based upon the award’s fair value. For fiscal 2005 and earlier periods, we accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant.

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

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We determine the fair value of each unvested stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period. With respect to stock options granted during the last nine months of fiscal 2007, we reassessed both the expected option life and stock price volatility assumptions by evaluating more recent historical exercise behavior and stock price activity; such reevaluation resulted in reductions in both the expected option lives and volatility.

If we had elected to recognize compensation expense prior to August 1, 2005 based on the fair value of the options granted at the grant date over the vesting period as prescribed by SFAS 123, income from continuing operations, income from discontinued operations, net income and earnings per share for fiscal 2005 would have been as follows:

	Year Ended July 31, 2005
	Stock-based compensation
	expense determined
	under fair value based
	As reported	model, net of tax	Pro forma
Income from continuing operations	$7,895,000	$(6,316,000)	$1,579,000
Income from discontinued operations, net of tax	7,610,000	(215,000)	7,395,000
Net income	$15,505,000	$(6,531,000)	$8,974,000

Earnings per common share - basic:
Continuing operations	$0.53	$(0.42)	$0.11
Discontinued operations	0.52	(0.02)	0.50
Net income	$1.05	$(0.44)	$0.61

Earnings per common share - diluted:
Continuing operations	$0.49	$(0.39)	$0.10
Discontinued operations	0.47	(0.02)	0.45
Net income	$0.96	$(0.41)	$0.55

The pro forma effect on net income for fiscal 2005 may not be representative of the effect of stock-based compensation expense in future periods due to the level of options issued in past years (which level may not be similar in the future), assumptions used in determining fair value (including the volatility of Cantel stock), the estimated forfeiture rate and the accelerated vesting of certain options in fiscal 2005.

In fiscal 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to certain executive officers and other employees (67 individuals in total) under our 1997 Employee Stock Option Plan. Such options had exercise prices greater than $16.85, the closing price on June 24, 2005, the date that our Board of Directors authorized such acceleration. Options to purchase 759,650 shares of common stock (of which approximately 577,500 shares are subject to options held by executive officers) were subject to this acceleration. All other terms and conditions of the options remain in effect. Options held by non-employee directors were not included in the acceleration. Because these options had exercise prices in excess of the market value of Cantel common stock on June 24, 2005, and therefore were not fully achieving our original objectives of incentive compensation and employee retention, we believe the acceleration may have had a positive effect on employee morale, retention and perception of option value. The acceleration eliminated any future compensation expense we would otherwise recognize in our income statement with respect to these options with the August 1, 2005 implementation of SFAS 123R. The compensation expense, after tax, related to this acceleration totaled approximately $3,400,000. If such acceleration did not occur, we would have recognized additional compensation expense, net of tax, of approximately $1,300,000, $1,300,000, $600,000 and $200,000 in fiscal 2006, 2007, 2008 and 2009, respectively, based on the fair value of the options granted at grant date over the original vesting period.

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

Legal Proceedings

In the normal course of business, we are subject to pending and threatened legal actions. We record legal fees and other expenses related to litigation as incurred. Additionally, we assess, in consultation with our counsel, the need to record a liability for litigation and contingencies on a case by case basis. Amounts are accrued when we, in consultation with counsel, determine that it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated.

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

Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $1,032,000, $697,000 and $267,000 for fiscal 2007, 2006 and 2005, respectively. Fiscal 2007 and 2006 includes expense attributable to our Healthcare Disposables segment of approximately $685,000 and $338,000, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. Such a review considers known future changes in various effective tax rates, principally in the United States. If the effective tax rate were to change in the future, particularly in the United States, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments.

It is our policy to establish reserves for exposures as a result of an examination by tax authorities. We establish the reserves based primarily upon management’s assessment of exposure associated with acquired companies and permanent tax differences. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the reserves. The majority of our income tax reserves originated from acquisitions.

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

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. The ultimate settlement of such liabilities may be for amounts which are different from the amounts recorded.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and therefore is effective for our fiscal year 2008. We are assessing the impact of the adoption of FIN 48 and currently do not believe that the adoption will have a material effect on our financial position or results of operations.

3.             Acquisitions

Post-Fiscal 2007

Strong Dental Products, Inc.

On September 26, 2007, we expanded our Healthcare Disposables segment by purchasing all of the issued and outstanding stock of Strong Dental, a private company with pre-acquisition annual revenues of approximately $1,000,000 that designs, markets and sells comfort cushioning and infection control covers for x-ray film and digital x-ray sensors. The total consideration for the transaction, including estimated transactions costs and assumption of debt, was approximately $4,100,000. Of this purchase price, $75,000 is being held in escrow for a period of twelve months from the closing date as security for the seller’s indemnification obligations under the purchase agreement. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $700,000 contingent upon the achievement of a specified revenue target over a three year period. The principal reasons for the acquisition were to (i) leverage the sales and marketing infrastructure of Crosstex by adding a branded, technologically differentiated, and patent-protected product line, (ii) expand into the rapidly growing area of digital radiography as dentists convert from film to digital x-rays, and (iii) add a new product line that focuses on the dental hygienist community, which product will aid in cross-selling the recently launched Patient’s Choice™ line of Crosstex products.

Verimetrix, LLC

On September 17, 2007, we expanded our Endoscope Reprocessing (Medivators) segment by purchasing certain net assets from Verimetrix, a private company with pre-acquisition annual revenues of $2,000,000 that designs, markets and sells the Veriscan™ System, an endoscope leak and fluid detection device. The total consideration for the transaction, including estimated transaction costs, was approximately $4,800,000. Of this purchase price, $150,000 is being held in escrow for a period of thirteen months from the closing date as security for the seller’s indemnification obligations under the purchase agreement. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $4,025,000 contingent upon the achievement of a specified cumulative revenue target over a six year period. The principal reasons for the acquisition were to (i) add a technologically advanced product that fits squarely in our existing customer call pattern for Medivators products; (ii) leverage our national, direct hospital field sales force and their in-depth knowledge of the endoscopy market; and (iii) equip our sales force with a broad and comprehensive product line ranging from pre-cleaning detergents, flushing aids and leak testing equipment, to automated disinfection equipment and chemistries.

Dialysis Services, Inc.

On August 1, 2007, we purchased the water-related assets of DSI, a company with pre-acquisition annual revenues of approximately $1,200,000 based in Springfield, Tennessee that designs, installs and services high quality water and bicarbonate systems for use in dialysis clinics, hospitals and university settings. The total consideration for the transaction, including estimated transaction costs, was approximately $1,250,000. Of this purchase price, $75,000 is being held in escrow for a period of twelve months from the closing date as security for the seller’s indemnification obligations under the purchase agreement. The principal reason for the acquisition was the strengthening of our sales and service presence and base of business in a region with a significant concentration of dialysis clinics and healthcare institutions. The operating results of DSI will be included in our Water Purification and Filtration segment.

Since the acquisitions of Strong Dental, Verimetrix and DSI were consummated after the end of fiscal 2007, the results of operations of these acquisitions are not included in our results of operations for any of the periods presented. Pro forma consolidated statement of income data for fiscal 2007, 2006 and 2005 have not been presented due to the insignificant impact of these acquisitions individually and in the aggregate.

Fiscal 2007

Twist 2 It Inc.

On July 9, 2007, we expanded our Healthcare Disposables segment by purchasing certain assets of Twist, the owner of a unique, patented, disposable prophy angle for the cleaning and polishing of teeth that eliminates the splatter of saliva, blood and other potential infectious matter. The acquired business had pre-acquisition annual revenues of approximately $1,300,000 and was purchased for approximately $1,915,000, including transaction costs (transaction costs and a portion of the purchase price aggregating $15,000 were paid subsequent to July 31, 2007). Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $2,043,000 contingent upon the achievement of specified revenue targets over a two year period. Since the acquisition occurred during the last month of our fiscal year, it had virtually no impact on our results of operations for fiscal 2007 and is not included in our results of operations for any prior period. Pro forma consolidated statement of income data for fiscal 2007, 2006 and 2005 have not been presented due to the insignificant impact of this acquisition.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Allocation
Net Assets
Inventories	$32,000
Amortizable intangible assets:
Patents (12-year life)	627,000
Customer relationships (1-year life)	25,000
Branded products (12-year life)	97,000
Net assets acquired	$781,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $1,134,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Healthcare Disposables reporting segment.

The principal reasons for the acquisition were to (i) enter into a sizeable dental disposable niche with a branded, technologically differentiated, and patent-protected product, (ii) expand Crosstex’ recently launched Patient’s Choice™ product line, and (iii) leverage Crosstex’ sophisticated sales and marketing infrastructure in the dental arena.

GE Water & Process Technologies’ Dialysis Water Business

On March 30, 2007, Mar Cor purchased certain net assets from GE Water & Process Technologies, a unit of General Electric Company, relating to water dialysis. With an installed base of approximately 1,800 water equipment installations in North America and annual pre-acquisition revenues of approximately $20,000,000 (approximately 70% of such revenues are from one customer, Fresenius Medical Care), the GE Water Acquisition expands our Water Purification and Filtration’s annual business by approximately 50% in terms of sales. Total consideration for the transaction, including transaction costs, was $30,506,000. Of this purchase price, $1,000,000 is being held in escrow for a period of twelve months from the closing date as security for the seller’s indemnification obligations under the purchase agreement.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Allocation
Net Assets
Current assets	$2,030,000
Property and equipment	150,000
Amortizable intangible assets:
Customer relationships (9-year life)	4,700,000
Branded products (9-year life)	400,000
Current liabilities	(900,000)
Net assets acquired	$6,380,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $24,126,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Water Purification and Filtration reporting segment and, collectively with the other acquired assets, is the primary reason for the increase in our total assets at July 31, 2007, as compared with our total assets at July 31, 2006.

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

For the four months ended July 31, 2007 since its acquisition, GE Water contributed $6,949,000 to our net sales and $1,123,000 to operating income (inclusive of $56,000 of amortization included within cost of sales related to the step-up in the value of inventories), and approximately $270,000 in net income after reflecting net interest expense associated with the borrowings related to the acquisition and income taxes, but excluding an acquisition cost of $137,000 related to incentive compensation. Such operating performance may not necessarily be indicative of future operating performance. Since the acquisition was completed on March 30, 2007, the results of operations of the GE Water Acquisition are included in our results of operations for the portion of the fiscal year ended July 31, 2007 subsequent to the acquisition date and are excluded from our results of operations for fiscal 2006 and 2005. Pro forma consolidated statement of income data has not been presented due to the unavailability of pre-acquisition GE Water financial statements, since GE did not maintain separate financial statements related to these purchased assets, and the insignificant impact of this acquisition on our consolidated net income.

Fiscal 2006

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

Under the terms of Stock Purchase Agreements with the five stockholders of Crosstex, pursuant to which we acquired all of the issued and outstanding capital stock of Crosstex, we paid an aggregate purchase price (excluding any earnout) of approximately $77,863,000, comprised of approximately $69,843,000 in cash consideration and 384,821 shares of Cantel common stock (valued at $6,737,000) to the former Crosstex shareholders, and transaction costs of $1,283,000. The purchase price included the retirement of bank debt and certain other liabilities of Crosstex. In addition to this purchase price, there is a further $12,000,000 potential earnout payable to the sellers of Crosstex over three years based on the achievement by Crosstex of certain targets of (i) earnings before interest and taxes and (ii) gross profit percentage. For the post-acquisition years ended July 31, 2007 and 2006, the full potential earnouts for years one and two of $3,667,000 annually, or $7,334,000 in the aggregate, was earned by the sellers of Crosstex and therefore represented additional purchase price, bringing the aggregate earned purchase price to $85,197,000. The additional earnout purchase price for fiscal 2007 and 2006 was reflected in the accompanying Consolidated Balance Sheets as additional goodwill and as a separate item within current liabilities at July 31, 2007 and 2006. The fiscal 2006 earnout was paid in October 2006 and the fiscal 2007 earnout is not required to be paid until October 2007. For the fiscal year ended July 31, 2008, an additional earnout of $4,666,000 is available to the sellers of Crosstex if the specified targets of earnings before interest and taxes, and gross profit percentage, are achieved. Such additional earnout, if achieved, would represent additional purchase price and therefore be recorded as additional goodwill when earned. As of July 31, 2007, none of the fiscal year 2008 earnout had been earned.

Since the acquisition was completed on the first day of fiscal 2006, the results of operations of Crosstex are included in our results of operations for fiscal 2007 and 2006 and are excluded from our results of operations for fiscal 2005. As a result of the acquisition, we added a new reporting segment known as Healthcare Disposables, as more fully described in Note 17 to the Consolidated Financial Statements.

Operating income added by Crosstex excludes interest expense associated with the Company’s borrowings related to the acquisition. The segment operating income for fiscal 2006 also excludes non-recurring charges directly related to the acquisition which were incurred by us upon the closing of the acquisition. Such non-recurring charges include (i) debt issuance costs relating to the term loan facility of approximately $160,000 and (ii) incentive compensation for an officer of Cantel of approximately $345,000. The aggregate amount of such charges was approximately $505,000 (or $318,000, net of tax) and has been included within general corporate expenses in our segment presentation in Note 17 to our Consolidated Financial Statements. However, included within our Healthcare Disposables segment operating income for the first three months of fiscal 2006 was amortization related to the step-up in the value of inventories of $658,000 (included within cost of sales).

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

The purchase price (including the fiscal 2007 and 2006 earnouts) was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $41,877,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our Healthcare Disposables reporting segment. Included in cash and cash equivalents was $1,370,000 funded by the selling stockholders and utilized for the payment in August 2005 of current liabilities (included above and reflected within cash flows from investing activities in our Consolidated Statements of Cash Flows for fiscal 2006) directly resulting from the acquisition.

Selected consolidated statements of income data for fiscal 2007 and 2006 and comparable unaudited pro forma consolidated statement of income data for fiscal 2005 (assuming that Crosstex was included in our results of continuing operations as of the beginning of fiscal 2005) are as follows:

	Year Ended July 31,
	2007	2006	2005

Net sales	$219,044,000	$192,179,000	$184,545,000
Income from continuing operations	$8,104,000	$6,653,000	$8,633,000
Earnings per share from continuing operations:
Basic	$0.52	$0.43	$0.57
Diluted	$0.50	$0.41	$0.52
Weighted average common shares:
Basic	15,631,000	15,471,000	15,215,000
Diluted	16,153,000	16,276,000	16,593,000

This pro forma information for fiscal 2005 is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the acquisition actually occurred at the beginning of fiscal 2005, nor does it necessarily indicate the combined company’s future operating results.

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

Fluid Solutions

On May 1, 2006, Mar Cor purchased certain net assets of Fluid Solutions, Inc. (“Fluid Solutions”), a company with pre-acquisition annual revenues of approximately $5,000,000 based in Lowell, Massachusetts that designs, manufactures, installs and services high quality, high purity water systems for use in biotech, pharmaceutical, research, hospitals, and semiconductor environments. Total consideration for the transaction was $2,959,000.

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

Since the acquisition was completed on May 1, 2006, the results of operations of Fluid Solutions are included in our results of operations for fiscal 2007 and the portion of fiscal 2006 subsequent to the date of the acquisition and are excluded from our results of operations for fiscal 2005. Pro forma consolidated statement of income data for fiscal 2006 and 2005 have not been presented due to the insignificant impact of this acquisition.

4.             Inventories

A summary of inventories is as follows:

	July 31,
	2007	2006

Raw materials and parts	$11,773,000	$9,692,000
Work-in-process	3,691,000	3,717,000
Finished goods	11,856,000	10,533,000
Total	$27,320,000	$23,942,000

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

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There was one foreign currency forward contract amounting to €1,190,000 at July 31, 2007 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on August 31, 2007. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For fiscal 2007, such forward contracts were effective in offsetting the impact on operations of the strengthening of the euro. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

During fiscal 2006 and 2005, Carsen purchased and paid for a substantial portion of its products in United States dollars and sold its products in Canadian dollars, and was therefore exposed to fluctuations in the rates of exchange between the United States dollar and the Canadian dollar. In order to hedge against the impact of such currency fluctuations on the purchases of inventories, Carsen entered into foreign currency forward contracts on firm purchases of such inventories in United States dollars. These foreign currency forward contracts were designated as cash flow hedge instruments. Recognition of losses related to the Canadian foreign currency forward contracts was deferred within other comprehensive income for fiscal 2006 and 2005 until settlement of the underlying commitments, and realized gains and losses were recorded within cost of sales (which is included within income from discontinued operations) upon settlement. All outstanding Canadian foreign currency forward contracts were settled before the sale of substantially all of Carsen’s assets to Olympus on July 31, 2006; therefore Carsen no longer has any such foreign currency forward contracts.

As of July 31, 2007 and 2006, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. We believe that as of July 31, 2007, the fair value of our outstanding borrowings under our credit facilities approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

6.             Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 1-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $4,836,000, $4,726,000 and $1,590,000 for fiscal 2007, 2006 and 2005, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames. The increase in gross intangible assets at July 31, 2007, compared with July 31, 2006 is primarily due to the GE Water and Twist acquisitions as further explained in Note 3 to the Consolidated Financial Statements.

The Company’s intangible assets consist of the following:

	July 31, 2007
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$28,273,000	$(7,677,000)	$20,596,000
Technology	9,263,000	(3,914,000)	5,349,000
Brand names	9,197,000	(1,755,000)	7,442,000
Non-compete agreements	1,969,000	(769,000)	1,200,000
Patents and other registrations	986,000	(71,000)	915,000
	49,688,000	(14,186,000)	35,502,000
Trademarks and tradenames	9,113,000	—	9,113,000
Total intangible assets	$58,801,000	$(14,186,000)	$44,615,000

	July 31, 2006
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$23,411,000	$(4,778,000)	$18,633,000
Technology	8,880,000	(2,929,000)	5,951,000
Brand names	8,700,000	(870,000)	7,830,000
Non-compete agreements	1,969,000	(469,000)	1,500,000
Patents and other registrations	343,000	(46,000)	297,000
	43,303,000	(9,092,000)	34,211,000
Trademarks and tradenames	9,008,000	—	9,008,000
Total intangible assets	$52,311,000	$(9,092,000)	$43,219,000

Estimated annual amortization expense of our intangible assets for the next five years is as follows:

Year Ending July 31,
2008	$5,247,000
2009	4,905,000
2010	4,671,000
2011	4,443,000
2012	4,040,000

Goodwill changed during fiscal 2007 and 2006 as follows:

				Water
		Healthcare	Endoscope	Purification		Total
	Dialysis	Disposables	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2005	$8,415,000	$—	$6,258,000	$11,437,000	$7,009,000	$33,119,000
Acquisitions	—	34,543,000	—	582,000	—	35,125,000
Earnout on acquisition	—	3,667,000	—	—	—	3,667,000
Adjustments primarily relating to income tax exposure of acquisitions	(153,000)	—	—	(66,000)	(87,000)	(306,000)
Foreign currency translation	—	—	94,000	396,000	476,000	966,000
Balance, July 31, 2006	8,262,000	38,210,000	6,352,000	12,349,000	7,398,000	72,571,000
Acquisitions	—	1,134,000	—	24,126,000	—	25,260,000
Earnout on acquisition	—	3,667,000	—	—	—	3,667,000
Adjustments primarily relating to income tax exposure of acquisitions	(107,000)	—	—	(152,000)	(14,000)	(273,000)
Foreign currency translation	—	—	148,000	318,000	382,000	848,000
Balance, July 31, 2007	$8,155,000	$43,011,000	$6,500,000	$36,641,000	$7,766,000	$102,073,000

On July 31, 2007 and 2006, we performed impairment studies of the Company’s goodwill and trademark and tradenames and concluded that such assets were not impaired.

7.             Warranties

A summary of activity in the warranty reserves follows:

	Year Ended July 31,
	2007	2006

Beginning balance	$619,000	$581,000
Acquisitions	200,000	31,000
Provisions	1,091,000	848,000
Charges	(884,000)	(845,000)
Foreign currency translation	7,000	4,000
Ending Balance	$1,033,000	$619,000

The warranty provisions and charges during fiscal 2007 and 2006 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Consolidated Balance Sheets.

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

At July 31, 2007, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from .625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At July 31, 2007, the lender’s base rate was 8.25% and the LIBOR rates ranged from 5.23% to 5.46%. The margins applicable to our outstanding borrowings at July 31, 2007 were 0.25% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at July 31, 2007. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our revolving credit facility at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.30% at July 31, 2007.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of July 31, 2007, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities, as amended.

On July 31, 2007, we had $57,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities which consisted of $34,000,000 and $23,000,000 under the term loan facility and the revolving credit facility, respectively. Subsequent to July 31, 2007, we borrowed an additional $11,550,000 under the revolving credit facility and repaid $1,500,000 under the term loan facility; therefore, at September 28, 2007, we had $67,050,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, including $32,500,000 and $34,550,000 under the term loan facility and the revolving credit facility, respectively. The maturities of our credit facilities are described in Note 10 to the Consolidated Financial Statements.

9.             Income Taxes

The consolidated effective tax rate from continuing operations was 42.5%, 44.3% and 41.0% for fiscal 2007, 2006, and 2005, respectively, and reflects income tax expense for our United States and international operations at their respective statutory rates.

The provision for income taxes from continuing operations consists of the following:

	Year Ended July 31,
	2007		2006		2005
	Currrent	Deferred	Currrent	Deferred	Current	Deferred

United States:
Federal	$6,117,000	$(1,503,000)	$5,554,000	$(1,337,000)	$1,269,000	$2,765,000
State	1,422,000	(421,000)	1,398,000	(297,000)	778,000	11,000
Canada	937,000	(274,000)	367,000	(177,000)	781,000	(267,000)
Netherlands	(66,000)	(96,000)	(119,000)	(25,000)	—	(24,000)
Japan	—	(118,000)	—	(66,000)	174,000	—
Total	$8,410,000	$(2,412,000)	$7,200,000	$(1,902,000)	$3,002,000	$2,485,000

The geographic components of income from continuing operations before income taxes are as follows:

	Year Ended July 31,
	2007	2006	2005

United States	$14,745,000	$14,126,000	$12,936,000
Canada	1,969,000	386,000	1,456,000
Netherlands	(2,169,000)	(2,423,000)	(1,397,000)
Japan	(238,000)	(138,000)	387,000
Singapore	(205,000)	—	—
Total	$14,102,000	$11,951,000	$13,382,000

The effective tax rate from continuing operations differs from the United States statutory tax rate (34.3% in 2007, 35.0% in 2006 and 34.0% in 2005) due to the following:

	Year Ended July 31,
	2007	2006	2005

Expected statutory tax	$4,841,000	$4,183,000	$4,550,000
Differential attributable to foreign operations:
Canada	(13,000)	54,000	18,000
Netherlands	582,000	704,000	451,000
Japan	(37,000)	(18,000)	43,000
Singapore	70,000	—	—
State and local taxes	642,000	694,000	521,000
Extraterritorial income exclusion	(56,000)	(117,000)	(85,000)
Stock option expense	(27,000)	35,000	—
Tax reserve provision	(101,000)	(84,000)	(30,000)
Domestic production deduction	(86,000)	(241,000)	—
Change in our Federal tax rate	136,000	39,000	—
Other	47,000	49,000	19,000
Total	$5,998,000	$5,298,000	$5,487,000

Deferred income tax assets and liabilities from continuing operations are comprised of the following:

	July 31,
	2007	2006
Current deferred tax assets:
Accrued expenses	$1,330,000	$1,108,000
Inventories	755,000	873,000
Accounts receivable	191,000	171,000
Subtotal	2,276,000	2,152,000
Valuation allowance	(745,000)	(671,000)
	$1,531,000	$1,481,000
Non-current deferred tax assets:
Goodwill	$96,000	$165,000
Other long-term liabilities	690,000	672,000
Stock-based compensation	693,000	240,000
Foreign tax credit	2,024,000	1,424,000
Foreign NOLs	1,940,000	321,000
Capitalized R&D costs	—	1,070,000
Other	3,000	94,000
Subtotal	5,446,000	3,986,000
Valuation allowance	(3,042,000)	(2,172,000)
	2,404,000	1,814,000
Non-current deferred tax liabilities:
Property and equipment	(5,615,000)	(5,966,000)
Intangible assets	(14,245,000)	(15,906,000)
Cumulative translation adjustment	(1,756,000)	(1,443,000)
Tax on unremitted foreign earnings	(520,000)	(520,000)
	(22,136,000)	(23,835,000)
Net non-current deferred tax liabilities	$(19,732,000)	$(22,021,000)

Deferred tax assets and liabilities have been adjusted for changes in statutory tax rates as appropriate. Such changes only have a significant impact in the United States where substantially all of our deferred tax items exist. Such deferred tax items reflect a combined U.S. Federal and state effective rate of approximately 38.3% and 39.0% for fiscal 2007 and 2006, respectively.

For domestic tax reporting purposes, our net operating loss carryforwards (“NOLs”) were fully utilized during the first three months of fiscal 2006. For foreign tax reporting purposes, our NOLs at July 31, 2007 are approximately $7,131,000. Of this amount, the NOLs from our Japanese subsidiary total approximately $384,000 and will begin to expire on July 31, 2013. NOLs from our Netherlands subsidiary total approximately $6,542,000, of which $4,776,000 will expire on July 31, 2016 and $1,766,000 has an indefinite life. NOLs from our Singapore subsidiary total approximately $205,000 and expire on July 31, 2012. Full valuation allowances have been established for the Netherlands and Singapore NOLs as we currently believe it is more likely than not that we will not utilize such NOLs.

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

During fiscal 2006, we repatriated dividends of approximately $2,000,000 and $44,872,000 of foreign earnings from continuing operations and discontinued operations, respectively, for which we have provided U.S. Federal and state income taxes and foreign withholding taxes. During fiscal 2007, no dividends were repatriated from our foreign subsidiaries.

Canadian income taxes related to income from discontinued operations have an effective tax rate of approximately 19.9% and 35.4% in fiscal 2007 and 2006, respectively. During fiscal 2007, the low overall effective tax rate was due to a state refund related to our discontinued operations. During fiscal 2006, we also recorded a gain on disposal of discontinued operations of $6,776,000, which is net of $4,621,000 in taxes. Such income taxes related to the gain on disposal of discontinued operations include Canadian income and foreign withholding taxes of $2,617,000 and U.S. income taxes of $2,004,000. Such U.S. income taxes and foreign withholding taxes related exclusively to the aforementioned dividend repatriation. See Note 18 to the Consolidated Financial Statements for additional information related to discontinued operations.

We have a deferred tax asset of $1,954,000 related to a foreign tax credit that resulted from the dividend repatriation during fiscal 2006. This foreign tax credit carryover expires on July 31, 2016. Additionally, we have a deferred tax asset of $70,000 related to a foreign tax credit in our Specialty Packaging segment which expires on July 31, 2016. Full valuation allowances have been established for both of these foreign tax credits as we believe that it is more likely than not that we will not utilize such foreign tax credits.

We increased our federal and foreign valuation allowances during fiscal 2007 by $944,000, from $2,843,000 at July 31, 2006 to $3,787,000 at July 31, 2007 due to the increase in our deferred tax assets related to the foreign tax credits and the foreign NOLs.

A portion of the undistributed earnings of our foreign subsidiaries, which relate to our Canadian operations, amounting to approximately $13,100,000 was considered to be indefinitely reinvested at July 31, 2007. Accordingly, no provision has been made for United States income taxes that might result from repatriation of these earnings.

We had income tax reserves totaling $697,000 and $1,088,000 at July 31, 2007 and 2006, respectively. At July 31, 2007, such amount was included in prepaid expenses and other current assets since we were in an overall income tax receivable position. At July 31, 2006, such amount was recorded in income taxes payable.

10.          Commitments and Contingencies

Long-term contractual obligations

Aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2008	2009	2010	2011	2012	Thereafter	Total

Maturities of the credit facilities	$6,000	$8,000	$10,000	$33,000	$—	$—	$57,000
Expected interest payments under the credit facilities (1)	3,726	3,246	2,627	380	—	—	9,979
Minimum commitments under noncancelable operating leases	3,281	2,868	2,218	1,398	745	1,617	12,127
Minimum commitments under noncancelable capital leases	32	32	32	13	—	—	109
Minimum commitments under license agreement	48	73	109	162	187	2,701	3,280
Note payable - Dyped	685	—	—	—	—	—	685
Deferred compensation and other	180	108	34	406	406	606	1,740
Employment agreements	4,092	1,209	140	116	122	—	5,679
Total contractual obligations	$18,044	$15,536	$15,160	$35,475	$1,460	$4,924	$90,599

(1)        The expected interest payments under the term and revolving credit facilities reflect interest rates of 6.94% and 6.77%, respectively, which were our interest rates on outstanding borrowings at July 31, 2007.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Seven of the more significant leases that contain escalation clauses are two building leases for our Water Purification and Filtration business, three building leases for our Healthcare Disposables business and two building leases for our Specialty Packaging business. The two Water Purification and Filtration building leases are for the United States headquarters in suburban Philadelphia, Pennsylvania and the Canadian headquarters in suburban Toronto, Ontario. The lease for the Philadelphia building provides for monthly base rent of approximately $15,200 during fiscal 2008 and escalates annually to approximately $18,200 in fiscal 2017 when it expires. The Toronto building lease provides for monthly base rent of approximately $10,500 during fiscal 2008 through fiscal 2009 and escalates to approximately $11,100 in fiscal 2010. The Toronto building lease expires in fiscal 2015. Both the Philadelphia and Toronto building leases are guaranteed by Cantel. The Healthcare Disposables segment has three significant building leases with escalation clauses that are used for manufacturing and warehousing. One building lease in Sharon, Pennsylvania provides for monthly base rent of approximately $8,100 during fiscal 2008 and escalates annually to approximately $9,700 in fiscal 2015 when it expires. This facility is owned by an entity controlled by three of the former owners of Crosstex who also currently serve as officers of Crosstex. The second building lease in Lawrenceville, Georgia provides for monthly base rent of approximately $11,000 during fiscal 2008 and escalates annually to approximately $11,800 in fiscal 2011 when it expires. The third building lease in Santa Fe Springs, California provides for monthly base rent of approximately $18,500 during fiscal 2008 and escalates annually to approximately $19,900 in fiscal 2011 when it expires. Additionally, our Specialty Packaging segment has two significant building leases with escalation clauses that are used for manufacturing and warehousing. One building lease in Edmonton, Alberta provides for monthly base rent of approximately $6,400 during fiscal 2008 and escalates annually to approximately $7,100 in fiscal 2011 when it expires. The second building lease in Glen Burnie, Maryland provides for monthly base rent of $5,900 during fiscal 2008 and escalates annually to approximately $6,600 in fiscal 2013 when it expires.

Rent expense related to operating leases for fiscal 2007 was recorded on a straight-line basis and aggregated $3,531,000 compared with $2,881,000 and $2,071,000 for fiscal 2006 and 2005, respectively, which excludes rent expense related to our discontinued operations.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment. In consideration, we agreed to pay a minimum annual royalty payable each calendar year over the license agreement term of 20 years. At July 31, 2007, we had minimum future royalty obligations of approximately $3,280,000 relating to this license agreement.

Dyped note payable and other long-term liabilities

In conjunction with the Dyped acquisition on September 12, 2003, we issued a note with a face value of €1,350,000 ($1,505,000 using the exchange rate on the date of the acquisition). At July 31, 2007, approximately $685,000 of this note was outstanding using the exchange rate on July 31, 2007 and is payable on July 31, 2008. Such note is non-interest bearing and has been recorded in accrued expenses at its present value of $651,000 at July 31, 2007.

Also included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

11.          Stock-Based Compensation

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

The following table shows the income statement components of stock-based compensation expense relating to continuing operations recognized in the Consolidated Statement of Income:

	Year Ended July 31,
	2007	2006

Cost of sales	$43,000	$50,000
Operating expenses:
Selling	159,000	141,000
General and administrative	1,258,000	845,000
Research and development	22,000	20,000
Total operating expenses	1,439,000	1,006,000
Discontinued operations	—	122,000
Stock-based compensation before income taxes	1,482,000	1,178,000
Income tax benefits	(490,000)	(248,000)
Total stock-based compensation expense, net of tax	$992,000	$930,000

In fiscal 2007 and 2006, the above stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense (which decreased both basic and diluted earnings per share from net income by $0.06 and $0.05 in fiscal 2007 and 2006, respectively) and an increase to additional capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

Most of our stock option and nonvested stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At July 31, 2007, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,659,000 with a remaining weighted average period of 30 months over which such expense is expected to be recognized. Such unrecognized stock-based compensation expense increased in fiscal 2007, compared with fiscal 2006, due to additional employee stock option and nonvested stock grants.

We determine the fair value of each nonvested stock award using the closing market price of our Common Stock on the date of grant. In fiscal 2007, 175,000 nonvested stock awards were granted with a weighted average fair value of $16.57. Such stock awards remain nonvested and outstanding at July 31, 2007. Nonvested stock awards were not granted prior to February 1, 2007. Such nonvested stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during fiscal 2007, 2006 and 2005:

Weighted-Average
Black-Scholes Option	Year Ended July 31,
Valuation Assumptions	2007	2006	2005

Dividend yield	0.0%	0.0%	0.0%
Expected volatility (1)	0.368	0.515	0.446
Risk-free interest rate (2)	4.63%	4.65%	3.67%
Expected lives (in years) (3)	4.04	4.80	3.49

(1) Volatility was based on historical closing prices of our Common Stock.

(2) The U.S. Treasury rate based on the expected life at the date of grant.

(3) Based on historical exercise behavior.

With respect to stock options granted during the last 9 months of fiscal 2007, we reassessed both the expected option life and stock price volatility assumptions by evaluating more recent historical exercise behavior and stock price activity; such reevaluation resulted in reductions in both expected option lives and volatility.

Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted during fiscal 2007 under the 2006 Incentive Equity Plan, the 1998 Director’s Plan and certain options under the 1997 Employee Plan. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. In fiscal 2007, 2006 and 2005, the weighted average fair value of all options granted was $5.47, $8.15 and $7.38, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $7,032,000, $2,714,000 and $5,545,000 in fiscal 2007, 2006 and 2005, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2004	2,245,650	$7.03
Granted	897,525	20.30
Canceled	(37,221)	12.63
Exercised	(397,461)	7.08

Outstanding at July 31, 2005	2,708,493	11.35
Granted	69,375	16.93
Canceled	(88,442)	8.96
Exercised	(315,727)	8.48

Outstanding at July 31, 2006	2,373,699	11.98
Granted	544,000	15.34
Canceled	(264,143)	17.89
Exercised	(804,710)	6.40

Outstanding at July 31, 2007	1,848,846	$14.55

Exercisable at July 31, 2005	2,065,895	$11.81

Exercisable at July 31, 2006	2,125,735	$12.07

Exercisable at July 31, 2007	1,252,427	$14.46

Upon exercise of stock options, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. In fiscal 2007 and 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $1,137,000 and $1,166,000, respectively.

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

The following table summarizes additional information related to stock options outstanding at July 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at July 31, 2007	(Months)	Price	At July 31, 2007	(Months)	Price

$ 2.27 - $3.88	272,250	10	$ 3.23	272,250	10	$ 3.23
$ 7.62 - $14.83	640,995	35	$ 11.99	262,201	18	$ 9.90
$ 16.24 - $29.49	935,601	35	$ 19.60	717,976	30	$ 20.37
$ 2.27 - $29.49	1,848,846	31	$ 14.55	1,252,427	23	$ 14.46

Total Intrinsic Value	$4,659,819			$4,265,341

A summary of our stock award plans follows:

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

• were granted as stock options that do not qualify as incentive stock options,

• are usually exercisable in three or four equal annual installments contingent upon being employed by the Company during that period,

• were granted quarterly on the last day of each of our fiscal quarters to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting to purchase 750 shares (100% are exercisable immediately),

• were granted annually on the last day of our fiscal year to each member of our Board of Directors to purchase 1,500 shares (assuming the individual was still a member of the Board of Directors, 50% are exercisable on the first anniversary of the grant of such options and 50% are exercisable on the second anniversary of the grant of such options), and

• expire five years from the date of the grant.

Restricted stock shares outstanding under this plan are restricted solely due to an employment length-of-service restriction which lapses in three equal periods based upon being employed by the Company during that period. At July 31, 2007, options to purchase 88,000 shares of Common Stock were outstanding, and 175,000 nonvested restricted stock shares were issued, under the 2006 Incentive Equity Plan. The 2006 Plan expires on November 13, 2016.

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

At July 31, 2007, options to purchase 1,272,971 shares of Common Stock were outstanding under the 1997 Employee Plan. No additional options will be granted under this plan.

1991 Directors’ Plan

A total of 450,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1991 Directors’ Stock Option Plan, which expired in fiscal 2001. All options outstanding at July 31, 2007 under this plan do not qualify as incentive stock options, have a term of ten years and are fully exercisable. At July 31, 2007, options to purchase 31,500 shares of Common Stock were outstanding. No additional options will be granted under this plan.

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

At July 31, 2007, options to purchase 224,625 shares of Common Stock were outstanding under the 1998 Directors’ Plan and. No additional options will be granted under this plan.

Non-plan options

We also have 231,750 non-plan options outstanding at July 31, 2007 which have been granted at the closing market price at the time of grant and expire up to a maximum of ten years from the date of grant. These non-plan options do not qualify as incentive stock options.

12.          Accumulated Other Comprehensive Income

Our accumulated other comprehensive income consists solely of the accumulated translation adjustment, net of tax. For purposes of translating the balance sheet at July 31, 2007 compared with July 31, 2006, the value of the Canadian dollar increased by approximately 6.0% and the value of the euro increased by approximately 7.3% compared with the value of the United States dollar. The total of these currency movements increased the accumulated translation adjustment, net of tax, by $1,779,000 during fiscal 2007 to $8,494,000 at July 31, 2007, from $6,715,000 at July 31, 2006.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended July 31,
	2007	2006	2005

Numerator for basic and diluted earnings per share:
Income from continuing operations	$8,104,000	$6,653,000	$7,895,000
Income from discontinued operations	342,000	10,268,000	7,610,000
Gain from discontinued operations	—	6,776,000	—
Net income	$8,446,000	$23,697,000	$15,505,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	15,631,143	15,470,990	14,830,318

Dilutive effect of stock awards using the treasury stock method and the average market price for the year	522,054	804,698	1,377,423

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,153,197	16,275,688	16,207,741

Basic earnings per share:
Continuing operations	$0.52	$0.43	$0.53
Discontinued operations	0.02	0.66	0.52
Gain from discontinued operations	—	0.44	—
Net income	$0.54	$1.53	$1.05

Diluted earnings per share:
Continuing operations	$0.50	$0.41	$0.49
Discontinued operations	0.02	0.63	0.47
Gain from discontinued operations	—	0.42	—
Net income	$0.52	$1.46	$0.96

14.          Repurchase of shares

On April 13, 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock. Under the repurchase program we repurchased shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program had a one-year term that expired on April 12, 2007. We repurchased 464,800 shares under the repurchase program at a total average price per share of $14.02. Of the 464,800 shares, 161,800 shares were repurchased during fiscal 2007.

The following table summarizes the repurchase of Common Stock under the repurchase program during fiscal 2007 and 2006:

			Total aggregate number	Maximum number of
			of shares purchased as	shares that may yet
	Total number of	Average price	part of publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the program

4/19/06 through 4/30/06	123,300	$14.63	123,300	376,700

5/1/06 through 7/31/06	179,700	$13.88	303,000	197,000

8/1/06 through 10/31/06	89,000	$13.56	392,000	108,000

11/1/06 through 1/31/07	72,800	$13.89	464,800	35,200

2/1/07 through 7/31/07	—	—	—	—

15.          Retirement Plans

We have 401(k) Savings and Retirement Plans for the benefit of eligible United States employees. Additionally, Crosstex maintains a profit sharing plan for the benefit of eligible employees. Contributions by the Company are both discretionary and non-discretionary and are limited in any year to the amount allowable by the Internal Revenue Service.

Aggregate employer contributions under these plans were $1,200,000, $898,000 and $1,054,000 for fiscal 2007, 2006 and 2005, respectively. In fiscal 2007 and 2006, the Healthcare Disposables segment contributed $431,000 and $399,000, respectively. Excluding the impact of the Healthcare Disposables segment, the high employer contributions in fiscal 2005, compared with fiscal 2007 and 2006, was primarily due to the Company providing discretionary contributions in fiscal 2005 to eligible United States employees primarily in our Dialysis, Endoscope Reprocessing and Therapeutic reporting segments. No such discretionary contributions were given in fiscal 2007 and 2006.

16.          Supplemental Cash Flow Information

Interest paid was $3,306,000, $3,299,000 and $966,000 for fiscal 2007, 2006 and 2005, respectively.

Income tax payments were $10,137,000, $7,470,000 and $2,137,000 for fiscal 2007, 2006 and 2005, respectively. The increase in income tax payments in fiscal 2007 and 2006 as compared to fiscal 2005 is due to the full utilization of our remaining United States Federal net operating loss carry forwards in fiscal 2006.

As part of the purchase price for the Crosstex acquisition, as more fully described in Note 3 to the Consolidated Financial Statements, 384,821 shares of Cantel common stock (valued at $6,737,000) were issued to the former Crosstex shareholders during fiscal 2006.

17.                               Information as to Operating Segments and Foreign and Domestic Operations

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

Since the GE Water Acquisition was completed on March 30, 2007, the results of operations of GE Water are included in the accompanying Water Purification and Filtration segment information for the portion of the fiscal year ended July 31, 2007 subsequent to the acquisition date and are excluded from the accompanying segment information for fiscal 2006 and 2005.

Since the acquisition of Crosstex was completed on the first day of fiscal 2006, the results of operations of Crosstex are included in the accompanying segment information for fiscal 2007 and 2006 and are excluded from the accompanying segment information for fiscal 2005. The Crosstex acquisition added a new reporting segment known as Healthcare Disposables as more fully described below.

The Company’s segments are as follows:

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

Healthcare Disposables, which includes single-use infection control products used principally in the dental market such as face masks, patient towels and bibs, self-sealing sterilization pouches, tray covers, sterilization packaging accessories, surface barriers including eyewear, aprons and gowns, disinfectants and deodorizers, germicidal wipes, hand care products, gloves, sponges, cotton products, cups, needles and syringes, scalpels and blades, and saliva evacuators and ejectors.

Our Healthcare Disposables segment is reliant on five customers who collectively accounted for 63% of Healthcare Disposables segment net sales and 18% of our consolidated net sales from continuing operations during fiscal 2007. Four of such customers, Henry Schein, National Distributing and Contracting, Benco Dental and Patterson Dental each accounted for 10% or more of this segment’s net sales during that period.

Water Purification and Filtration, which includes water purification equipment design and manufacturing, project management, installation, maintenance, deionization and mixing systems, as well as hollow fiber filter devices and ancillary products for high-purity fluid and separation applications for healthcare (with a large concentration in dialysis), pharmaceutical, biotechnology, research, beverage, semiconductor and other commercial industries. Additionally, this segment includes cold sterilant products used to disinfect high-purity water systems.

Endoscope Reprocessing, which includes endoscope disinfection equipment and related accessories and supplies that are sold to hospitals, clinics and physicians. Additionally, this segment includes technical maintenance service on its products.

All Other

In accordance with quantitative thresholds established by SFAS 131, we have combined the Therapeutic Filtration and Specialty Packaging operating segments into the All Other reporting segment.

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

The operating segments follow the same accounting policies used for our Consolidated Financial Statements as described in Note 2.

Information as to operating segments is summarized below:

	Year Ended July 31,
	2007	2006	2005

Net sales:
Dialysis	$58,696,000	$58,908,000	$65,457,000
Healthcare Disposables	57,610,000	54,293,000	—
Water Purification and Filtration	49,032,000	36,356,000	29,123,000
Endoscope Reprocessing	38,941,000	30,403,000	28,677,000
All Other	14,765,000	12,219,000	13,900,000
Total	$219,044,000	$192,179,000	$137,157,000

Operating Income:
Dialysis	$8,117,000	$6,915,000	$8,081,000
Healthcare Disposables	8,753,000	7,917,000	—
Water Purification and Filtration	4,414,000	2,758,000	2,711,000
Endoscope Reprocessing	(509,000)	2,451,000	4,428,000
All Other	3,293,000	1,722,000	3,973,000
	24,068,000	21,763,000	19,193,000
General corporate expenses	(7,229,000)	(6,419,000)	(4,871,000)
Interest expense, net	(2,737,000)	(3,393,000)	(940,000)

Income from continuing operations before income taxes	$14,102,000	$11,951,000	$13,382,000

	July 31,
	2007	2006	2005

Identifiable assets:
Dialysis	$32,545,000	$32,856,000	$36,585,000
Healthcare Disposables	98,933,000	97,351,000	—
Water Purification and Filtration	71,638,000	35,858,000	31,308,000
Endoscope Reprocessing	25,744,000	21,602,000	21,634,000
All Other	17,950,000	17,220,000	17,713,000
General corporate, including cash and cash equivalents	16,861,000	31,219,000	33,947,000
Total - continuing operations	263,671,000	236,106,000	141,187,000
Discontinued operations	—	2,121,000	24,092,000
Total	$263,671,000	$238,227,000	$165,279,000

	Year Ended July 31,
	2007	2006	2005
Capital expenditures:
Dialysis	$708,000	$544,000	$870,000
Healthcare Disposables	1,437,000	3,471,000	—
Water Purification and Filtration	2,530,000	948,000	1,187,000
Endoscope Reprocessing	575,000	861,000	390,000
All Other	269,000	134,000	217,000
General corporate	10,000	111,000	40,000
Total - continuing operations	5,529,000	6,069,000	2,704,000
Discontinued operations	—	—	649,000
Total	$5,529,000	$6,069,000	$3,353,000

	Year Ended July 31,
	2007	2006	2005
Depreciation and amortization:
Dialysis	$1,711,000	$1,797,000	$1,841,000
Healthcare Disposables	4,990,000	5,344,000	—
Water Purification and Filtration	1,680,000	1,301,000	1,027,000
Endoscope Reprocessing	839,000	626,000	643,000
All Other	979,000	865,000	853,000
General corporate	40,000	27,000	33,000
Total - continuing operations	10,239,000	9,960,000	4,397,000
Discontinued operations	—	223,000	169,000
Total	$10,239,000	$10,183,000	$4,566,000

Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

	Year Ended July 31,
	2007	2006	2005

Net sales:
United States	$179,540,000	$162,030,000	$104,849,000
Canada	10,246,000	7,960,000	8,761,000
Asia/Pacific	8,691,000	7,996,000	9,647,000
Europe/Africa/Middle East	12,604,000	9,893,000	7,940,000
Latin America/South America	7,963,000	4,300,000	5,960,000
Total	$219,044,000	$192,179,000	$137,157,000

	July 31,
	2007	2006	2005
Total long-lived assets:
United States	$36,504,000	$36,582,000	$20,231,000
Canada	1,524,000	1,244,000	961,000
Asia/Pacific	120,000	28,000	27,000
Europe	2,104,000	2,135,000	2,168,000
Total	40,252,000	39,989,000	23,387,000
Goodwill and intangible assets	146,688,000	115,790,000	46,334,000
Assets from discontinued operations	—	—	1,068,000
Total	$186,940,000	$155,779,000	$70,789,000

18.          Discontinued Operations

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

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus paid Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen were made following Olympus’ receipt of customer payments for such orders. In fiscal 2007, approximately $368,000 related to such backlog has been recorded as income and has been reported in income from discontinued operations, net of tax, in the Consolidated Statements of Income.

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

The net sales and operating income attributable to Carsen’s business (inclusive of both Olympus and non-Olympus business, but exclusive of the sale of Medivators reprocessors) constituted the entire Endoscopy and Surgical reporting segment and Scientific operating segment, which historically was included within the All Other reporting segment; as such, we no longer have any operations in these two segments.

Operating segment information and net income attributable to Carsen’s business is summarized below:

	Year Ended July 31,
	2007	2006	2005

Net sales	$1,428,000	$64,921,000	$60,245,000

Operating income	$427,000	$15,964,000	$11,867,000
Interest expense	—	57,000	118,000
Income before income taxes	427,000	15,907,000	11,749,000
Income taxes	85,000	5,639,000	4,139,000
Income from discontinued operations, net of tax	$342,000	$10,268,000	$7,610,000

Gain on sale of discontinued operations	$—	$11,397,000	$—
Income taxes	—	4,621,000	—
Gain on disposal of discontinued operations, net of tax	$—	$6,776,000	$—

Prior to being reported as discontinued operations, fiscal 2006 net sales and operating income of Carsen accounted for approximately 25.3% and 53.3% of our fiscal 2006 consolidated net sales and operating income, respectively.

Cash flows attributable to discontinued operations comprise the following:

	Year ended July 31,
	2007	2006	2005

Net cash (used in) provided by operating activities	$(4,867,000)	$6,561,000	$6,731,000
Net cash provided by (used in) investing activities	$—	$30,774,000	$(649,000)

In fiscal 2007, net cash used in operating activities was primarily due to the payment of Carsen’s remaining operating costs relating to fiscal 2006, income tax payments and various wind-down costs, partially offset by the collection of the remaining receivables.

In fiscal 2006, net cash provided by investing activities was due to proceeds from disposal of the discontinued operations. In fiscal 2005, net cash used in investing activities was due to capital expenditures.

Financing activities of our discontinued operations did not result in any net cash in fiscal 2007, 2006 and 2005.

At July 31, 2007 and 2006, the components of assets and liabilities of discontinued operations in the Consolidated Balance Sheets and the activity during fiscal 2007 are as follows:

	July 31,	Recorded as	Amounts	July 31,
	2006	Income (Expense)	Settled	2007

Current assets:
Accounts receivable, net	$655,000	$368,000	$(1,023,000)	$—
Inventories	695,000	(695,000)	—	—
Prepaids and other current assets	771,000	(21,000)	(750,000)	—
Assets of discontinued operations	$2,121,000	$(348,000)	$(1,773,000)	$—

Current liabilities:
Accounts payable and accrued expenses	$(3,098,000)	$(246,000)	$3,285,000	$(59,000)
Compensation payable	(1,195,000)	(42,000)	1,237,000	—
Deferred revenue	(1,063,000)	1,063,000	—	—
Income taxes payable	(2,023,000)	(85,000)	2,070,000	(38,000)
Liabilities of discontinued operations	$(7,379,000)	$690,000	$6,592,000	$(97,000)

All of the assets that existed at July 31, 2006 (which primarily related to the finalization of the Olympus transaction) have been converted to cash and the majority of the liabilities have been paid; the remaining liabilities relate to various taxes and the repayment to Olympus of an uncollected accounts receivable. Such amounts will be substantially settled prior to October 31, 2007.

19.          Direct Sale of Medivators Systems in the United States

On August 2, 2006, we commenced the sale and service of our Medivators brand endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables through our own United States field sales and service organization. Our direct sale of these products is the result of our decision that it is in our best long-term interests to control and develop our own direct-hospital based United States distribution network and, as such, not to renew Olympus’ exclusive United States distribution agreement when it expired on August 1, 2006. Net sales to Olympus accounted for 5.2%, 9.8% and 11.8% of our net sales from continuing operations in fiscal 2007, 2006 and 2005, respectively.

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

During the seven-year period following the expiration of the distribution agreement with Olympus on August 1, 2006, Olympus will have the option to provide certain ongoing support functions to its existing customer base of Medivators products, subject to the terms and conditions of the agreement. In addition, Olympus may continue to purchase from Minntech for resale in connection with such support functions, Medivators accessories, consumables, and replacement and repair parts, as well as Rapicide® disinfectant. During fiscal 2007, Olympus continued to purchase such items from us, although we have been gradually converting the sale of such items over to our direct sales and service force.

20.          Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended July 31, 2007 and 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Net sales	$50,484,000	$51,635,000	$54,412,000	$62,513,000
Cost of sales	32,315,000	32,114,000	34,203,000	41,400,000
Gross profit	18,169,000	19,521,000	20,209,000	21,113,000
Gross profit percentage	36.0%	37.8%	37.1%	33.8%
Income from continuing operations, net of tax	1,723,000	2,252,000	2,230,000	1,899,000
Income from discontinued operations, net of tax	245,000	18,000	18,000	61,000
Net income	$1,968,000	$2,270,000	$2,248,000	$1,960,000

Earnings per common share: (1)
Basic:
Continuing operations	$0.11	$0.15	$0.14	$0.12
Discontinued operations	0.02	—	—	—
Net income	$0.13	$0.15	$0.14	$0.12
Diluted:
Continuing operations	$0.11	$0.14	$0.14	$0.12
Discontinued operations	0.01	—	—	—
Net income	$0.12	$0.14	$0.14	$0.12

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Net sales	$47,812,000	$47,340,000	$46,887,000	$50,140,000
Cost of sales	29,851,000	30,502,000	29,841,000	32,769,000
Gross profit	17,961,000	16,838,000	17,046,000	17,371,000
Gross profit percentage	37.6%	35.6%	36.4%	34.6%
Income from continuing operations, net of tax	2,218,000	1,874,000	1,639,000	922,000
Income from discontinued operations, net of tax	1,660,000	2,191,000	3,141,000	3,276,000
Gain (loss) on disposal of discontinued operations	(132,000)	(136,000)	(197,000)	7,241,000
Net income	$3,746,000	$3,929,000	$4,583,000	$11,439,000

Earnings per common share: (1)
Basic:
Continuing operations	$0.14	$0.12	$0.10	$0.06
Discontinued operations	0.11	0.14	0.20	0.21
Gain (loss) on disposal	(0.01)	(0.01)	(0.01)	0.47
Net income	$0.24	$0.25	$0.29	$0.74
Diluted:
Continuing operations	$0.13	$0.11	$0.10	$0.06
Discontinued operations	0.10	0.14	0.19	0.20
Gain (loss) on disposal	—	(0.01)	(0.01)	0.45
Net income	$0.23	$0.24	$0.28	$0.71

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

In May 2007, James H. Devlin, a former member and 25% owner of an affiliate (Crosstex Medical LLC (“CML”)) of our Crosstex subsidiary that was liquidated prior to our acquisition of Crosstex, filed a complaint against Crosstex and three of the former shareholders of Crosstex in the United States District Court, Eastern District of New York (Civil Action No. 07 1902). In July 2007, the claim was dismissed against Crosstex without prejudice.

CANTEL MEDICAL CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions		(Deductions)		Translation Adjustments	Balance at End of Period

Allowance for doubtful accounts:

Year ended July 31, 2007	$929,000	$162,000		$(198,000)		$34,000	$927,000

Year ended July 31, 2006	$737,000	$230,000	(3)	$(66,000)		$28,000	$929,000

Year ended July 31, 2005	$1,337,000	$17,000	(1)	$(665,000	)(2)	$48,000	$737,000

(1) The significantly lower amount of additions in fiscal 2005, as compared with fiscal 2007 and 2006, was primarily due to the collection of several large delinquent receivables, which had been reserved in past fiscal years.

(2)  Includes the write-off of a $400,000 receivable that existed at the date of the Minntech acquisition on September 7, 2001.

(3)  Includes $100,000 recorded in connection with the purchase accounting for the Crosstex and Fluid Solutions acquisitions, and $130,000 charged to expenses during fiscal 2006.

