Form 10-Q
period 2007-10-31
CANTEL MEDICAL CORP
filed 2007-12-10
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007.

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

Number of shares of Common Stock outstanding as of November 30, 2007: 16,265,081.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$17,625	$15,860
Accounts receivable, net of allowance for doubtful accounts of $1,099 at October 31 and $927 at July 31	32,633	30,441
Inventories:
Raw materials	11,804	11,773
Work-in-process	4,277	3,691
Finished goods	14,479	11,856
Total inventories	30,560	27,320
Deferred income taxes	1,610	1,531
Prepaid expenses and other current assets	2,137	1,579
Total current assets	84,565	76,731
Property and equipment, net	39,016	38,577
Intangible assets, net	46,836	44,615
Goodwill	110,369	102,073
Other assets	1,713	1,675
	$282,499	$263,671
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$6,500	$6,000
Accounts payable	9,609	9,630
Compensation payable	4,501	5,946
Earnout payable	—	3,667
Accrued expenses	9,748	8,925
Deferred revenue	2,398	1,706
Income taxes payable	287	—
Liabilities of discontinued operations	88	97
Total current liabilities	33,131	35,971

Long-term debt	64,050	51,000
Deferred income taxes	20,765	19,732
Other long-term liabilities	1,980	1,898

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; October 31 - 17,297,524 shares issued and 16,262,519 shares outstanding; July 31 - 17,129,199 shares issued and 16,116,487 shares outstanding	1,730	1,713
Additional capital	78,917	76,843
Retained earnings	79,780	77,841
Accumulated other comprehensive income	12,329	8,494
Treasury Stock, at cost; October 31 - 1,035,005 shares; July 31 - 1,012,712 shares	(10,183)	(9,821)
Total stockholders’ equity	162,573	155,070
	$282,499	$263,671

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	October 31,
	2007	2006

Net sales	$60,005	$50,484

Cost of sales	38,799	32,315

Gross profit	21,206	18,169

Expenses:
Selling	6,789	5,710
General and administrative	8,957	7,538
Research and development	990	1,166
Total operating expenses	16,736	14,414

Income from continuing operations before interest and income taxes	4,470	3,755

Interest expense	1,222	763
Interest income	(147)	(290)

Income from continuing operations before income taxes	3,395	3,282

Income taxes	1,456	1,559

Income from continuing operations	1,939	1,723

Income from discontinued operations, net of tax	—	245

Net income	$1,939	$1,968

Earnings per common share:
Basic:
Continuing operations	$0.12	$0.11
Discontinued operations	—	0.02
Net income	$0.12	$0.13

Diluted:
Continuing operations	$0.12	$0.11
Discontinued operations	—	0.01
Net income	$0.12	$0.12

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2007	2006

Cash flows from operating activities
Net income	$1,939	$1,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,844	2,431
Stock-based compensation expense	532	198
Amortization of debt issuance costs	93	85
Deferred income taxes	(246)	7
Excess tax benefits from stock-based compensation	(548)	(398)
Changes in assets and liabilities:
Accounts receivable	(1,089)	(576)
Inventories	(2,098)	(1,021)
Prepaid expenses and other current assets	(604)	(592)
Assets of discontinued operations	—	1,746
Accounts payable, deferred revenue and accrued expenses	(969)	192
Income taxes payable	1,139	(1,022)
Liabilities of discontinued operations	(1)	(6,539)
Net cash provided by (used in) operating activities	992	(3,521)

Cash flows from investing activities
Capital expenditures	(1,352)	(1,768)
Proceeds from disposal of fixed assets	4	3
Earnout paid to Crosstex sellers	(3,667)	(3,667)
Acquisition of DSI	(1,250)	—
Acquisition of Verimetrix	(4,906)	—
Acquisition of Strong Dental, net of cash acquired	(3,682)	—
Other, net	(48)	(36)
Net cash used in investing activities	(14,901)	(5,468)

Cash flows from financing activities
Borrowings under revolving credit facility	15,050	—
Repayments under term loan facility	(1,500)	(1,000)
Proceeds from exercises of stock options	515	1,317
Excess tax benefits from stock-based compensation	548	398
Purchases of treasury stock	—	(1,249)
Net cash provided by (used in) financing activities	14,613	(534)

Effect of exchange rate changes on cash and cash equivalents	1,061	105

Increase (decrease) in cash and cash equivalents	1,765	(9,418)
Cash and cash equivalents at beginning of period	15,860	29,898
Cash and cash equivalents at end of period	$17,625	$20,480

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                   Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2007 (the “2007 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet at July 31, 2007 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at each of October 31, 2007 and July 31, 2007. Crosstex International, Inc. (“Crosstex”), Minntech Corporation (“Minntech”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak, Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

We currently operate our business through six operating segments: Healthcare Disposables (through Crosstex), Dialysis (through Minntech), Water Purification and Filtration (through Mar Cor, Biolab and Minntech), Endoscope Reprocessing (through Minntech), Specialty Packaging (through Saf-T-Pak) and Therapeutic Filtration (through Minntech). The Specialty Packaging and Therapeutic Filtration operating segments are combined in the All Other reporting segment for financial reporting purposes.

On March 30, 2007, we purchased certain net assets of GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Since the GE Water Acquisition was completed on March 30, 2007, its results of operations are included in our results of operations for the three months ended October 31, 2007 and are excluded from our results of operations for the three months ended October 31, 2006. The GE Water Acquisition is included in our Water Purification and Filtration operating segment.

On July 9, 2007, we acquired the net assets of Twist 2 It Inc. (“Twist”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The Twist acquisition had an insignificant affect on our results of operations for the three months ended October 31, 2007 due to the small size of this business, and its results of operations are excluded for the three months ended October 31, 2006. Twist is included in our Healthcare Disposables operating segment.

We acquired certain net assets of Dialysis Services, Inc. (“DSI”) on August 1, 2007, and Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and all of the issued and outstanding stock of Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The acquisitions of DSI, Verimetrix and Strong Dental had an insignificant affect on our results of operations for the three months ended October 31, 2007 due to the small size of these businesses and the inclusion of their results of operations for only the portion of the three months ended October 31, 2007 subsequent to their respective acquisition dates. Their results of operations are excluded for the three months ended October 31, 2006. DSI, Verimetrix and Strong Dental are included in the Water Purification and Filtration, Endoscope Reprocessing and Healthcare Disposables segments, respectively.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Note 2.                   Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense relating to continuing operations recognized in the Condensed Consolidated Statements of Income for the three months ended October 31, 2007 and 2006:

	Three Months Ended
	October 31,
	2007	2006

Cost of sales	$13,000	$(1,000)
Operating expenses:
Selling	29,000	26,000
General and administrative	485,000	169,000
Research and development	5,000	4,000
Total operating expenses	519,000	199,000
Stock-based compensation before income taxes	532,000	198,000
Income tax benefits	(204,000)	(105,000)
Total stock-based compensation expense, net of tax	$328,000	$93,000

For the three months ended October 31, 2007 and 2006, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense (which decreased both basic and diluted earnings per share from net income by $0.02 and $0.01 for the three months ended October 31, 2007 and 2006, respectively) and an increase to additional capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

Most of our stock option and nonvested stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At October 31, 2007, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,436,000 with a remaining weighted average period of 28 months over which such expense is expected to be recognized.

We determine the fair value of each nonvested stock award using the closing market price of our Common Stock on the date of grant. In fiscal 2007, 175,000 nonvested stock awards were granted with a weighted average fair value of $16.57. Such stock awards remain nonvested and outstanding at October 31, 2007. Prior to February 1, 2007, the Company only granted stock options and not stock awards. Such nonvested stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three months ended October 31, 2007 and 2006:

Weighted-Average	Three Months Ended
Black-Scholes Option	October 31,
Valuation Assumptions	2007	2006

Dividend yield	0.0%	0.0%
Expected volatility (1)	0.353	0.489
Risk-free interest rate (2)	4.21%	4.67%
Expected lives (in years) (3)	4.50	4.17

(1) Volatility was based on historical closing prices of our Common Stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

With respect to stock options granted subsequent to October 31, 2006, we reassessed both the expected option life and stock price volatility assumptions by evaluating more recent historical exercise behavior and stock price activity; such reevaluation resulted in reductions in the expected volatility and for certain options, the expected lives.

Additionally, all options granted during the three months ended October 31, 2007 and 2006 were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three months ended October 31, 2007 and 2006, the weighted average fair value of all options granted was approximately $5.98 and $6.26, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised during the three months ended October 31, 2007 and 2006 was approximately $1,874,000 and $2,092,000, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2007	1,848,846	$14.55
Granted	31,500	16.63
Canceled	(16,126)	18.66
Exercised	(168,325)	5.21
Outstanding at October 31, 2007	1,695,895	$15.48

Exercisable at July 31, 2007	1,252,427	$14.46

Exercisable at October 31, 2007	1,141,020	$15.53

Upon exercise of stock options or grant of nonvested shares, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the three months ended October 31, 2007 and 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $690,000 and $566,000, respectively.

We classify the cash flows resulting from excess tax benefits as financing cash flows on our Condensed Consolidated Statements of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense (including tax benefits on stock compensation expense that has only been reflected in past pro forma disclosures relating to fiscal years prior to August 1, 2005) which was determined based upon the award’s fair value.

Note 3.                   Acquisitions

Three Months ended October 31, 2007

Strong Dental Products, Inc.

On September 26, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing all of the issued and outstanding stock of Strong Dental, a private company with pre-acquisition annual revenues of approximately $1,000,000 that designs, markets and sells comfort cushioning and infection control covers for x-ray film and digital x-ray sensors. The total consideration for the transaction, including transactions costs and assumption of debt, was approximately $4,017,000 (transaction costs aggregating $29,000 were paid subsequent to October 31, 2007). Of this purchase price, $75,000 is being held in escrow for a period of twelve months from the closing date as security for the seller’s indemnification obligations under the purchase agreement. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $700,000 contingent upon the achievement of a specified revenue target over a three year period.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Cash and cash equilavents	$306,000
Other current assets	140,000
Amortizable intangible assets:
Patents (17-year life)	1,556,000
Customer relationships (10-year life)	650,000
Branded products (5-year life)	69,000
Non-compete agreements (6-year life)	30,000
Current liabilities	(147,000)
Noncurrent deferred income tax liabilities	(893,000)
Net assets acquired	$1,711,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $2,306,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our Healthcare Disposables reporting segment.

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

Verimetrix, LLC

On September 17, 2007, we expanded our product offerings in our Endoscope Reprocessing (Medivators) segment by purchasing certain net assets from Verimetrix, a private company with pre-acquisition annual revenues of $2,000,000 that designs, markets and sells the Veriscan™ System, an endoscope leak and fluid detection device. The total consideration for the transaction, including transaction costs, was approximately $4,956,000 (transaction costs aggregating $50,000 were paid subsequent to October 31, 2007). Of this purchase price, $150,000 is being held in escrow for a period of thirteen months from the closing date as security for the seller’s indemnification obligations under the purchase agreement. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $4,025,000 contingent upon the achievement of a specified cumulative revenue target over a six year period.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$1,083,000
Property and equipment	146,000
Amortizable intangible assets:
Customer relationships (1-year life)	165,000
Branded products (3-year life)	281,000
Patents (10-year life)	54,000
Other assets	166,000
Current liabilities	(380,000)
Noncurrent liabilities	(100,000)
Net assets acquired	$1,415,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $3,541,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Endoscope Reprocessing reporting segment.

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

 Dialysis Services, Inc.

On August 1, 2007, we purchased the water-related assets of DSI, a company with pre-acquisition annual revenues of approximately $1,200,000 based in Springfield, Tennessee that designs, installs and services high quality water and bicarbonate systems for use in dialysis clinics, hospitals and university settings. The total consideration for the transaction, including transaction costs, was approximately $1,250,000. Of this purchase price, $75,000 is being held in escrow for a period of twelve months from the closing date as security for the seller’s indemnification obligations under the purchase agreement.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$122,000
Amortizable intangible assets:
Customer relationships (4-year life)	182,000
Non-compete agreements (5-year life)	34,000
Property and equipment	73,000
Current liabilities	(18,000)
Net assets acquired	$393,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $857,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Water Purification and Filtration reporting segment.

The principal reason for the acquisition was the strengthening of our sales and service presence and base of business in a region with a significant concentration of dialysis clinics and healthcare institutions.

The acquisitions of DSI, Verimetrix and Strong Dental had an insignificant effect on our results of operations for the three months ended October 31, 2007 due to the small size of these businesses and the inclusion of their results of operations for only the portion of the three months ended October 31, 2007 subsequent to their acquisition dates. Their results of operations are excluded for the three months ended October 31, 2006. Pro forma consolidated statements of income data for the three months ended October 31, 2007 and 2006 have not been presented due to the insignificant impact of these acquisitions individually and in the aggregate.

Fiscal 2007

Twist 2 It Inc.

On July 9, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing certain assets of Twist, the owner of a unique, patented, disposable prophy angle for the cleaning and polishing of teeth that eliminates the splatter of saliva, blood and other potential infectious matter. The acquired business had pre-acquisition annual revenues of approximately $1,300,000 and was purchased for approximately $1,915,000, including transaction costs. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $2,043,000 contingent upon the achievement of specified revenue targets over a two year period. Due to the small size of this acquisition, it had an insignificant impact on our results of operations for the three months ended October 31, 2007 and is not included in our results of operations for the three months ended October 31, 2006. Pro forma consolidated statement of income data for the three months ended October 31, 2006 has not been presented due to the insignificant impact of this acquisition.

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

For the three months ended October 31, 2007, GE Water contributed approximately $5,817,000 to our net sales and $1,480,000 to our gross profit before incremental operating expenses, interest expense associated with the borrowings related to the acquisition and income taxes and may not necessarily be indicative of future operating performance. Since the acquisition was completed on March 30, 2007, the results of operations of the GE Water Acquisition are included in our results of operations for the three months ended October 31, 2007 and are excluded from our results of operations for the three months ended October 31, 2006. Pro forma consolidated statement of income data for the three months ended October 31, 2006 has not been presented due to the unavailability of pre-acquisition GE Water financial statements, since GE did not maintain separate financial statements related to these purchased assets.

Note 4.                   Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and therefore is effective for our fiscal year 2009. We are currently in the process of evaluating the effect of SFAS 157.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and therefore was adopted on August 1, 2007. The adoption of FIN No. 48 did not have a material effect on our financial position or results of operations, as more fully described in Note 11 to the Condensed Consolidated Financial Statements.

Note 5.                   Accumulated Other Comprehensive Income

Our accumulated other comprehensive income consists solely of the accumulated translation adjustment, net of tax. For purposes of translating the balance sheet at October 31, 2007 compared with July 31, 2007, the value of the Canadian dollar increased by approximately 13.1% and the value of the euro increased by approximately 5.8% compared with the value of the United States dollar. The total of these currency movements increased the accumulated translation adjustment, net of tax, by $3,835,000 during the three months ended October 31, 2007 to $12,329,000 at October 31, 2007. Total comprehensive income, which consists of net income and the accumulated translation adjustment, net of tax, was $5,774,000 and $2,027,000 for the three months ended October 31, 2007 and 2006, respectively.

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

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There was one foreign currency forward contract amounting to €1,366,000 at October 31, 2007 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on November 30, 2007. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For the three months ended October 31, 2007, such forward contracts were effective in offsetting the impact on operations of the strengthening of the euro. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

As of October 31, 2007, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. We believe that as of October 31, 2007, the fair value of our outstanding borrowings under our credit facilities approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

Note 7.                   Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 1-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $1,399,000 and $1,153,000 for the three months ended October 31, 2007 and 2006, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames. The increase in gross intangible assets at October 31, 2007, compared with July 31, 2007, is primarily due to the acquisitions of DSI, Verimetrix and Strong Dental as further described in Note 3 to the Condensed Consolidated Financial Statements.

The Company’s intangible assets consist of the following:

	October 31, 2007
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$29,578,000	$(8,686,000)	$20,892,000
Technology	9,663,000	(4,310,000)	5,353,000
Brand names	9,546,000	(1,988,000)	7,558,000
Non-compete agreements	2,032,000	(846,000)	1,186,000
Patents and other registrations	2,596,000	(104,000)	2,492,000
	53,415,000	(15,934,000)	37,481,000
Trademarks and tradenames	9,355,000	—	9,355,000
Total intangible assets	$62,770,000	$(15,934,000)	$46,836,000

	July 31, 2007
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$28,273,000	$(7,677,000)	$20,596,000
Technology	9,263,000	(3,914,000)	5,349,000
Brand names	9,197,000	(1,755,000)	7,442,000
Non-compete agreements	1,969,000	(769,000)	1,200,000
Patents and other registrations	986,000	(71,000)	915,000
	49,688,000	(14,186,000)	35,502,000
Trademarks and tradenames	9,113,000	—	9,113,000
Total intangible assets	$58,801,000	$(14,186,000)	$44,615,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2008 and the next five years is as follows:

Nine month period ending July 31, 2008	$4,353,000
Fiscal 2009	5,339,000
Fiscal 2010	5,054,000
Fiscal 2011	4,733,000
Fiscal 2012	4,267,000
Fiscal 2013	4,194,000

Goodwill changed during fiscal 2007 and the three months ended October 31, 2007 as follows:

				Water
		Healthcare	Endoscope	Purification		Total
	Dialysis	Disposables	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2006	$8,262,000	$38,210,000	$6,352,000	$12,349,000	$7,398,000	$72,571,000
Acquisitions	—	1,134,000	—	24,126,000	—	25,260,000
Earnout on acquisition	—	3,667,000	—	—	—	3,667,000
Adjustments primarily relating to income tax exposure of acquired businesses	(107,000)	—	—	(152,000)	(14,000)	(273,000)
Foreign currency translation	—	—	148,000	318,000	382,000	848,000
Balance, July 31, 2007	8,155,000	43,011,000	6,500,000	36,641,000	7,766,000	102,073,000
Acquisitions	—	2,306,000	3,541,000	857,000	—	6,704,000
Foreign currency translation	—	—	—	712,000	880,000	1,592,000
Balance, October 31, 2007	$8,155,000	$45,317,000	$10,041,000	$38,210,000	$8,646,000	$110,369,000

On July 31, 2007, we performed impairment studies of the Company’s goodwill and trademarks and tradenames and concluded that such assets were not impaired.

Note 8.                   Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended
	October 31,
	2007	2006

Beginning balance	$1,033,000	$619,000
Acquisitions	28,000	—
Provisions	281,000	185,000
Charges	(308,000)	(211,000)
Foreign currency translation	24,000	—
Ending balance	$1,058,000	$593,000

The warranty provisions and charges during the three months ended October 31, 2007 and 2006 relate principally to the Company’s endoscope reprocessing and water purification products. The increase in the warranty reserve at October 31, 2007, compared with October 31, 2006, is due to additional equipment sales primarily as a result of the acquisitions.

Note 9.                   Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities have been recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $1,227,000 at October 31, 2007.

At October 31, 2007, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At October 31, 2007, the lender’s base rate was 7.50% and the LIBOR rates ranged from 4.88% to 5.46%. The margins applicable to our outstanding borrowings at October 31, 2007 were 0.25% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at October 31, 2007. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.30% at October 31, 2007.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of October 31, 2007, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On October 31, 2007, we had $70,550,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $32,500,000 and $38,050,000 under the term loan facility and the revolving credit facility, respectively. The maturities of our credit facilities are described in Note 12 to the Condensed Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	October 31,
	2007	2006
Numerator for basic and diluted earnings per share:
Income from continuing operations	$1,939,000	$1,723,000
Income from discontinued operations	—	245,000
Net income	$1,939,000	$1,968,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	15,982,184	15,470,017

Dilutive effect of options using the treasury stock method and the average market price for the year	349,202	573,339

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,331,386	16,043,356

Basic earnings per share:
Continuing operations	$0.12	$0.11
Discontinued operations	—	0.02
Net income	$0.12	$0.13

Diluted earnings per share:
Continuing operations	$0.12	$0.11
Discontinued operations	—	0.01
Net income	$0.12	$0.12

Note 11.                 Income Taxes

The consolidated effective tax rate was 42.9% and 47.5% for the three months ended October 31, 2007 and 2006, respectively.

Our results of continuing operations for the three months ended October 31, 2007 and 2006 reflect income tax expense for our United States operations at its combined federal and state statutory tax rate, which resulted in an overall United States effective tax rate for the three months ended October 31, 2007 of 38.7%. A tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the three months ended October 31, 2007 and 2006, thereby causing our overall effective tax rate to exceed the statutory rate. The results of continuing operations for our subsidiaries in Canada, Japan, and Singapore did not have a significant impact on our overall effective tax rate for the three months ended October 31, 2007 due to the size of those operations relative to our United States and Netherlands operations.

The decrease in the overall effective tax rate for the three months ended October 31, 2007, compared with the three months ended October 31, 2006, was principally due to the geographic mix of pretax income including the decrease in losses related to our Netherlands operations for which no income tax benefit was recorded.

In July 2006, the FASB issued FIN No. 48, which clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and therefore was adopted on August 1, 2007. The adoption of FIN No. 48 did not have a material effect on our financial position or results of operations since, after our completion of our evaluation, we did not record an increase or decrease to our income taxes payable or deferred tax liabilities related to unrecognized income tax benefits for uncertain tax positions.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. At October 31, 2007 and July 31, 2007, we had liabilities relating to approximately $700,000 of unrecognized tax benefits recorded in our Condensed Consolidated Financial statements. The majority of such unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Therefore, if the unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate on continuing operations. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months. Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2002.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have been insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

12.          Commitments and Contingencies

Long-term contractual obligations

Aggregate annual required payments at October 31, 2007 over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Nine Months
	Ending July 31,	Year Ending July 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$4,500	$8,000	$10,000	$48,050	$—	$—	$70,550
Expected interest payments under the credit facilities (1)	3,220	3,896	3,321	356	—	—	10,793
Minimum commitments under noncancelable operating leases	2,537	2,991	2,347	1,443	772	1,668	11,758
Minimum commitments under noncancelable capital leases	24	32	32	13	—	—	101
Minimum commitments under license agreement	44	82	123	183	212	3,056	3,700
Deferred compensation and other	119	153	34	406	406	606	1,724
Employment agreements	3,407	1,505	256	145	135	—	5,448
Total contractual obligations	$13,851	$16,659	$16,113	$50,596	$1,525	$5,330	$104,074

(1)                                  The expected interest payments under the term and revolving credit facilities reflect interest rates of 6.45% and 6.12%, respectively, which were our interest rates on outstanding borrowings at November 1, 2007.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment.  In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At October 31, 2007, we had minimum future royalty obligations related to this license agreement of approximately $3,700,000 using the exchange rate on October 31, 2007.

Deferred Compensation

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

Since the GE Water Acquisition was completed on March 30, 2007, the results of operations of GE Water are included in the accompanying Water Purification and Filtration segment information for the three months ended October 31, 2007 and are excluded from the accompanying segment information for the three months ended October 31, 2006.

The Company’s segments are as follows:

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

Our Healthcare Disposables segment is reliant on five customers who collectively accounted for 69% of our Healthcare Disposables segment net sales and 16% of our consolidated net sales from continuing operations during the three months ended October 31, 2007.

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

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2007 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended
	October 31,
	2007	2006

Net sales:
Water Purification and Filtration	$15,953,000	$9,971,000
Dialysis	15,455,000	13,538,000
Healthcare Disposables	13,966,000	15,407,000
Endoscope Reprocessing	11,145,000	8,511,000
All Other	3,486,000	3,057,000
Total	$60,005,000	$50,484,000

Operating Income:
Water Purification and Filtration	$1,289,000	$415,000
Dialysis	2,272,000	1,753,000
Healthcare Disposables	1,835,000	3,021,000
Endoscope Reprocessing	349,000	(559,000)
All Other	600,000	631,000
	6,345,000	5,261,000
General corporate expenses	(1,875,000)	(1,506,000)
Interest expense, net	(1,075,000)	(473,000)

Income before income taxes	$3,395,000	$3,282,000

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

Note 15.                 Discontinued Operations

On July 31, 2006, our wholly-owned subsidiary, Carsen Group Inc. (“Carsen”), closed the sale of substantially all of its assets to Olympus under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus. Olympus purchased substantially all of Carsen’s assets other than those related to Carsen’s Medivators business and certain other smaller product lines. Following the closing, Olympus hired substantially all of Carsen’s employees and took over Carsen’s Olympus-related operations (as well as the operations related to the other acquired product lines). The transaction resulted in an after-tax gain of $6,776,000 and was recorded separately on the Consolidated Statements of Income for the year ended July 31, 2006 as gain on disposal of discontinued operations, net of tax. In connection with the transaction, Carsen’s Medivators-related assets as well as certain of its other assets that were not acquired by Olympus were sold to our new Canadian distributor of Medivators products.

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus paid Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen were made following Olympus’ receipt of customer payments for such orders and totaled $368,000. For the three months ended October 31, 2006, approximately $174,000 related to such backlog was recorded as income and reported in income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

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

Operating results attributable to Carsen’s business are summarized below:

Three Months Ended
October 31,
2006

Net sales	$1,234,000

Operating income	$380,000
Interest expense	—
Income before income taxes	380,000
Income taxes	135,000
Income from discontinued operations, net of tax	$245,000

Included in net sales for the three months ended October 31, 2006 are sales that did not meet the Company’s revenue recognition policy as of July 31, 2006 and $174,000 of backlog payments.

Cash flows attributable to discontinued operations comprise the following:

	Three Months ended October 31,
	2007	2006

Net cash used in operating activities	$(1,000)	$(4,548,000)

Investing and financing activities of our discontinued operations did not result in any net cash for the three months ended October 31, 2007 and 2006.

At October 31, 2007 and July 31, 2007, remaining liabilities of our discontinued operations were $88,000 and $97,000, respectively, and principally related to various taxes expected to be paid in fiscal 2008.

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

Results of Operations provides a discussion of the consolidated results of continuing operations for the three months ended October 31, 2007 compared with the three months ended October 31, 2006.

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

•                  Healthcare Disposables: Single-use, infection control products used principally in the dental market including face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups, sterilization pouches and disinfectants.

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

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (the “2007 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)                   Distributors of our dental products have undergone consolidation during fiscal 2007, which adversely impacted sales of our Healthcare Disposables segment in our first quarter of fiscal 2008 and our fourth quarter of fiscal 2007 due to rationalization of duplicate inventories in the consolidated companies and, to a lesser extent, the loss of some private label business. We cannot predict what impact consolidation in this industry will have on future sales of our healthcare disposable products.

(ii)                  Fiscal 2007 acquisitions: We acquired GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”) on March 30, 2007 and Twist 2 It Inc. (“Twist”) on July 9, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(iii)                 Acquisitions during the three months ended October 31, 2007: We acquired Dialysis Services, Inc. (“DSI”) on August 1, 2007, Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(iv)                A stronger Canadian dollar and Euro against the United States dollar impacted our results of operations for the three months ended October 31, 2007, compared with the three months ended October 31, 2006, as more fully described elsewhere in this MD&A. The increase in values of the Canadian dollar and Euro were approximately 9.9% and 9.5%, respectively, for the three months ended October 31, 2007 compared with the three months ended October 31, 2006, based upon average exchange rates reported by banking institutions.

Results of Operations

The results of operations described below reflect the continuing operating results of Cantel and its wholly-owned subsidiaries, except where otherwise indicated.

Since the GE Water and Twist acquisitions were completed on March 30, 2007 and July 9, 2007, respectively, their results of operations are included in our results of operations for the three months ended October 31, 2007 and are excluded from our results of operations for the three months ended October 31, 2006. Additionally, the acquisitions of DSI, Verimetrix and Strong Dental had an insignificant effect on our results of operations for the three months ended October 31, 2007 due to the small size of these businesses and the inclusion of their results of operations for only the portion of the three months ended October 31, 2007 subsequent to their acquisition dates. Their results of operations are excluded for the three months ended October 31, 2006.

The Olympus distribution agreements with our wholly-owned subsidiary, Carsen Group Inc. (“Carsen”), as well as Carsen’s active business operations, terminated on July 31, 2006, as more fully described elsewhere in this MD&A and Note 15 to the Condensed Consolidated Financial Statements. Accordingly, Carsen is reported as a discontinued operation for the three months ended October 31, 2007 and 2006.

For the three months ended October 31, 2007 compared with the three months ended October 31, 2006, discussion herein of our pre-existing business refers to all of our reporting segments with the exception of the operating results of the GE Water Acquisition included in our Water Purification and Filtration reporting segment, as well as the discontinued operations of Carsen.

The following discussion should also be read in conjunction with our 2007 Form 10-K.

The following table gives information as to the net sales from continuing operations and the percentage to the total net sales from continuing operations for each of our reporting segments:

	Three Months Ended
	October 31,
	2007		2006
	(Dollar amounts in thousands)
	$	%	$	%

Water Purification and Filtration	$15,953	26.5	$9,971	19.8
Dialysis	15,455	25.8	13,538	26.8
Healthcare Disposables	13,966	23.3	15,407	30.5
Endoscope Reprocessing	11,145	18.6	8,511	16.9
All Other	3,486	5.8	3,057	6.0
	$60,005	100.0	$50,484	100.0

Net Sales

Net sales increased by $9,521,000, or 18.9%, to $60,005,000 for the three months ended October 31, 2007 from $50,484,000 for the three months ended October 31, 2006. Net sales of our pre-existing business increased by $3,704,000, or 7.3%, to $54,188,000 for the three months ended October 31, 2007 compared with the three months ended October 31, 2006. Net sales contributed by the GE Water Acquisition for the three months ended October 31, 2007 were $5,817,000.

Net sales were positively impacted for the three months ended October 31, 2007 compared with the three months ended October 31, 2006 by approximately $192,000 due to the translation of Euro net sales primarily of our Endoscope Reprocessing and Dialysis operating segments using a stronger euro against the United States dollar.

In addition, net sales were positively impacted for the three months ended October 31, 2007 compared with the three months ended October 31, 2006 by approximately $147,000 due to the translation of Canadian dollar net sales primarily of our Water Purification and Filtration operating segment using a stronger Canadian dollar against the United States dollar.

The increase in net sales of our pre-existing business for the three months ended October 31, 2007 was principally attributable to increases in sales of endoscope reprocessing products and services, dialysis products and therapeutic filtration products, partially offset by a decrease in sales of healthcare disposables products.

Net sales of endoscope reprocessing products and services increased by $2,634,000, or 30.9%, for the three months ended October 31, 2007, compared with the three months ended October 31, 2006, primarily due to (i) an increase in demand for our endoscope disinfection equipment internationally and disinfectants and product service both in the United States and internationally, (ii) an increase in selling prices of our Medivators endoscope reprocessing equipment and related products and service in the United States as a result of selling directly to our customers and not through a distributor as was done during a significant portion of the three months ended October 31, 2006, and (iii) approximately $356,000 in incremental net sales due to the acquisition of Verimetrix on September 17, 2007. The increase in demand for our disinfectants and product service is attributable to the increased field population of equipment and our ability to convert users of competitive disinfectants to our products. The increase in customer prices as a result of the direct sales effort increased sales by approximately $640,000 for the three months ended October 31, 2007 compared with the three months ended October 31, 2006.

Net sales of dialysis products and services increased by $1,917,000, or 14.2%, for the three months ended October 31, 2007, compared with the three months ended October 31, 2006, due to an increase in demand from customers, both in the United States and internationally, for dialysate concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment), as well as an increase of approximately $640,000 in net sales as a result of shipping and handling fees, such as freight, invoiced to customers during the three months ended October 31, 2007 (related costs of a similar amount are included within cost of sales). The majority of this amount related to three of our larger customers who were responsible for transportation related to the products they purchased from us during the three months ended October 31, 2006; subsequently, we became responsible for the transportation and invoiced them for such costs.

Net sales contributed by the Therapeutic Filtration operating segment were $1,934,000, an increase of 31.5%, for the three months ended October 31, 2007 compared with the three months ended October 31, 2006. The increase in sales during the three months ended October 31, 2007 was primarily due to the recommencement in February 2007 of sales of filters manufactured by us on an OEM basis for a single customer’s hydration system. This customer had previously experienced a voluntary recall of the system (unrelated to our product) and was not purchasing filters until their sales of hydration systems recommenced. There can be no assurance that future sales of such filters will continue at current levels.

Net sales of water purification and filtration products and services from our pre-existing business increased by 1.7% for the three months ended October 31, 2007 compared with the three months ended October 31, 2006, primarily due to an increase in service revenue from the improved density and efficiency of our pre-existing service delivery network partially due to recent acquisitions. This increase was partially offset by a decrease in commercial and industrial (large capital) sales as a result of our decision made in early fiscal 2007 to refocus that portion of the water purification and filtration equipment business by eliminating contracts with low profitability; as such, revenue growth in the pre-existing business of this segment was moderated by this activity during the three months ended October 31, 2007. With respect to GE Water, which is excluded from the above discussion of our pre-existing business, sales of water purification and filtration products and services increased by 16.5% for the three months ended October 31, 2007, compared with the three months ended July 31, 2007, due to improved sales opportunities within the installed equipment base of business as a result of combining GE Water with our pre-existing water purification and filtration business.

Net sales of healthcare disposable products decreased by 9.4% for the three months ended October 31, 2007 compared with the three months ended October 31, 2006, primarily due to a high level of demand during the three months ended October 31, 2006 for face mask products due to a heightened awareness of avian flu prevention. Additionally, distributors of our dental products have undergone consolidation during 2007, which adversely impacted sales of our Healthcare Disposables segment for the three months ended October 31, 2007 compared with the three months ended October 31, 2006 due to rationalization of duplicate inventories in the consolidated companies and, to a lesser extent, the loss of some private label business.

Increases in selling prices of our products did not have a significant effect on net sales for the three months ended October 31, 2007, except as explained above regarding our Endoscope Reprocessing segment as well as the invoicing of shipping and handling fees in our Dialysis segment.

Gross profit

Gross profit increased by $3,037,000, or 16.7%, to $21,206,000 for the three months ended October 31, 2007 from $18,169,000 for the three months ended October 31, 2006. Gross profit of our pre-existing business increased by approximately $1,557,000, or 8.6%, to $19,726,000 for the three months ended October 31, 2007 compared with the three months ended October 31, 2006. Gross profit contributed by the GE Water Acquisition for the three months ended October 31, 2007 was approximately $1,480,000.

Gross profit as a percentage of net sales for the three months ended October 31, 2007 and 2006 was 35.3% and 36.0%, respectively. Gross profit as a percentage of net sales of our pre-existing business for the three months ended October 31, 2007 was 36.4%. Gross profit as a percentage of net sales for the GE Water Acquisition for the three months ended October 31, 2007 was approximately 25.4%.

The gross profit percentage of our pre-existing business for the three months ended October 31, 2007 increased compared with the three months ended October 31, 2006 primarily due to an increase in gross profit percentage in our Endoscope Reprocessing segment as a result of selling our Medivators brand endoscope reprocessing equipment, high-level disinfectants, cleaners, consumables and product service directly to customers through our own United States field sales and service organization instead of through a distributor as was done during a significant portion of the three months ended October 31, 2006. Partially offsetting this increase was a decrease in gross profit percentage attributable to sales mix, including a decrease in sales of higher margin healthcare disposables products such as face masks and increases in sales of lower margin dialysate concentrate and water purification services.

With respect to the increase in the amount of gross profit (as opposed to the discussion of gross profit percentage), increases in net sales as explained above constitute the most significant factor in the increase in gross profit.

Operating Expenses

Selling expenses increased by $1,079,000, or 18.9%, to $6,789,000 for the three months ended October 31, 2007, from $5,710,000 for the three months ended October 31, 2006, primarily due to higher compensation expense of approximately $790,000 primarily relating to commissions on increased sales by our endoscope reprocessing direct sales network and the increased headcount due to the GE Water Acquisition, as well as an increase of approximately $110,000 in advertising and marketing expense primarily related to our Healthcare Disposables and Endoscope Reprocessing segments.

Selling expenses as a percentage of net sales were 11.3% for both the three months ended October 31, 2007 and 2006.

General and administrative expenses increased by $1,419,000, or 18.8%, to $8,957,000 for the three months ended October 31, 2007, from $7,538,000 for the three months ended October 31, 2006, principally due to an increase in stock-based compensation expense of $316,000; foreign exchange losses of approximately $260,000 associated with translating certain foreign denominated assets into functional currencies as well as the translation of expenses of our international subsidiaries using a significantly stronger Canadian dollar and Euro against the United States dollar; an increase of $246,000 in amortization expense of intangible assets primarily relating to our acquisitions of GE Water, Twist, DSI, Verimetrix and Strong Dental; an increase of approximately $460,000 in compensation expense including approximately $100,000 directly relating to the inclusion of the DSI, Verimetrix and Strong Dental acquisitions for the three months ended October 31, 2007; and severance expense related to the relocation of our Medivators’ manufacturing operations from the Netherlands to the United States.

General and administrative expenses as a percentage of net sales were 14.9% for both the three months ended October 31, 2007 and 2006.

Research and development expenses (which include continuing engineering costs) decreased by $176,000 to $990,000 for the three months ended October 31, 2007, from $1,166,000 for the three months ended October 31, 2006, primarily due to less development work on the European version of our MDS endoscope reprocessor.

Interest

Interest expense increased by $459,000 to $1,222,000 for the three months ended October 31, 2007, from $763,000 for the three months ended October 31, 2006, primarily due to the increase in average outstanding borrowings as a result of financing the purchase prices of the acquisitions of GE Water, DSI, Verimetrix and Strong Dental.

Interest income decreased by $143,000 to $147,000 for the three months ended October 31, 2007, from $290,000 for the three months ended October 31, 2006, primarily due to a decrease in average cash and cash equivalents.

Income from continuing operations before income taxes

Income from continuing operations before income taxes increased by $113,000 to $3,395,000 for the three months ended October 31, 2007, from $3,282,000 for the three months ended October 31, 2006.

Income taxes

The consolidated effective tax rate was 42.9% and 47.5% for the three months ended October 31, 2007 and 2006, respectively.

Our results of continuing operations for the three months ended October 31, 2007 and 2006 reflect income tax expense for our United States operations at its combined federal and state statutory tax rate, which resulted in an overall United States effective tax rate for the three months ended October 31, 2007 of 38.7%. A tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the three months ended October 31, 2007 and 2006, thereby causing our overall effective tax rate to exceed the statutory rate. The results of continuing operations for our subsidiaries in Canada, Japan, and Singapore did not have a significant impact on our overall effective tax rate for the three months ended October 31, 2007 due to the size of those operations relative to our United States and Netherlands operations.

The decrease in the overall effective tax rate for the three months ended October 31, 2007, compared with the three months ended October 31, 2006, was principally due to the geographic mix of pretax income including the decrease in losses related to our Netherlands operations for which no income tax benefit was recorded.

In July 2006, the FASB issued FIN No. 48, which clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and therefore was adopted on August 1, 2007. The adoption of FIN No. 48 did not have a material effect on our financial position or results of operations since, after our completion of our evaluation, we did not record an increase or decrease to our income taxes payable or deferred tax liabilities related to unrecognized income tax benefits for uncertain tax positions.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. At October 31, 2007 and July 31, 2007, we had liabilities relating to approximately $700,000 of unrecognized tax benefits recorded in our Condensed Consolidated Financial statements. The majority of such unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Therefore, if the unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate on continuing operations. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months. Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2002.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have been insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense relating to continuing operations recognized in the Condensed Consolidated Statements of Income for the three months ended October 31, 2007 and 2006:

	Three Months Ended
	October 31,
	2007	2006

Cost of sales	$13,000	$(1,000)
Operating expenses:
Selling	29,000	26,000
General and administrative	485,000	169,000
Research and development	5,000	4,000
Total operating expenses	519,000	199,000
Stock-based compensation before income taxes	532,000	198,000
Income tax benefits	(204,000)	(105,000)
Total stock-based compensation expense, net of tax	$328,000	$93,000

For the three months ended October 31, 2007 and 2006, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense (which decreased both basic and diluted earnings per share from income from continuing operations by $0.02 and $0.01 for the three months ended October 31, 2007 and 2006, respectively) and an increase to additional capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

Most of our stock option and nonvested stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At October 31, 2007, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,436,000 with a remaining weighted average period of 28 months over which such expense is expected to be recognized.

We determine the fair value of each nonvested stock award using the closing market price of our Common Stock on the date of grant. In fiscal 2007, 175,000 nonvested stock awards were granted with a weighted average fair value of $16.57. Such stock awards remain nonvested and outstanding at October 31, 2007. Prior to February 1, 2007, the Company only granted stock options and not stock awards. Such nonvested stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

Additionally, we estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. All options granted during the three months ended October 31, 2007 and 2006 are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three months ended October 31, 2007 and 2006, the weighted average fair value of all options granted was approximately $5.98 and $6.26, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised during the three months ended October 31, 2007 and 2006 was approximately $1,874,000 and $2,092,000, respectively.

Upon exercise of stock options or grant of nonvested shares, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the three months ended October 31, 2007 and 2006, options exercised resulted in income tax deductions that reduced income taxes payable by $690,000 and $566,000, respectively.

We classify the cash flows resulting from excess tax benefits as financing cash flows on our Condensed Consolidated Statements of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense (including tax benefits on stock compensation expense that has only been reflected in past pro forma disclosures relating to fiscal years prior to August 1, 2005) which was determined based upon the award’s fair value.

Liquidity and Capital Resources

Working capital

At October 31, 2007, the Company’s working capital was $51,434,000, compared with $40,760,000 at July 31, 2007. This increase in working capital was principally due to increases in cash, as described below, accounts receivable due to an increase in sales, and inventories due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing segment.

Cash flows from operating activities

Net cash provided by operating activities was $992,000 for the three months ended October 31, 2007, compared with net cash used in operating activities of $3,521,000 for the three months ended October 31, 2006. For the three months ended October 31, 2007, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation and amortization and stock-based compensation expense, and an increase in income taxes payable (due to the timing associated with tax payments). These items were partially offset by increases in accounts receivable (due to an increase in sales) and inventories (due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing segment).

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

Net cash provided by operating activities related only to continuing operations was $993,000 and $1,027,000 for the three months ended October 31, 2007 and 2006.

Cash flows from investing activities

Net cash used in investing activities was $14,901,000 and $5,468,000 for the three months ended October 31, 2007 and 2006, respectively. For the three months ended October 31, 2007, the net cash used in investing activities was primarily for the acquisitions of DSI, Verimetrix and Strong Dental, a payment for an acquisition earnout to the former owners of Crosstex and capital expenditures. For the three months ended October 31, 2006, the net cash used in investing activities was primarily for an acquisition earnout payment to the former owners of Crosstex and capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $14,613,000 for the three months ended October 31, 2007, compared with net cash used in operating activities of $534,000 for the three months ended October 31, 2006. For the three months ended October 31, 2007, the net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility primarily related to the acquisitions of DSI, Verimetrix and Strong Dental and the payment of the acquisition earnout to the former owners of Crosstex, partially offset by a repayment under the term loan facility. For the three months ended October 31, 2006, the net cash used in financing activities was primarily attributable to a repayment under the term loan facility and the purchases of treasury stock, partially offset by exercises of stock options.

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

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus paid Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen were made following Olympus’ receipt of customer payments for such orders and totaled $368,000. For the three months ended October 31, 2006, approximately $174,000 related to such backlog was recorded as income and reported in income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

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

Cash flows attributable to discontinued operations comprise the following:

	Three Months ended October 31,
	2007	2006

Net cash used in operating activities	$(1,000)	$(4,548,000)

Investing and financing activities of our discontinued operations did not result in any net cash for the three months ended October 31, 2007 and 2006.

At October 31, 2007 and July 31, 2007, remaining liabilities of our discontinued operations were $88,000 and $97,000, respectively, and principally related to various taxes expected to be paid in fiscal 2008.

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

During the seven-year period following the expiration of the distribution agreement with Olympus on August 1, 2006, Olympus will have the option to provide certain ongoing support functions to its existing customer base of Medivators products, subject to the terms and conditions of the agreement. In addition, Olympus may continue to purchase from Minntech for resale in connection with such support functions, Medivators accessories, consumables, and replacement and repair parts, as well as Rapicide® disinfectant. During the three months ended October 31, 2007 and 2006, Olympus continued to purchase such items from us, although we have been gradually converting the sale of such items over to our direct sales and service force.

Long-term contractual obligations

Aggregate annual required payments at October 31, 2007 over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$4,500	$8,000	$10,000	$48,050	$—	$—	$70,550
Expected interest payments under the credit facilities (1)	3,220	3,896	3,321	356	—	—	10,793
Minimum commitments under noncancelable operating leases	2,537	2,991	2,347	1,443	772	1,668	11,758
Minimum commitments under noncancelable capital leases	24	32	32	13	—	—	101
Minimum commitments under license agreement	44	82	123	183	212	3,056	3,700
Deferred compensation and other	119	153	34	406	406	606	1,724
Employment agreements	3,407	1,505	256	145	135	—	5,448
Total contractual obligations	$13,851	$16,659	$16,113	$50,596	$1,525	$5,330	$104,074

(1)                                 The expected interest payments under the term and revolving credit facilities reflect interest rates of 6.45% and 6.12%, respectively, which were our interest rates on outstanding borrowings at November 1, 2007.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities have been recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $1,227,000 at October 31, 2007.

At November 30, 2007, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At November 30, 2007, the lender’s base rate was 7.50% and the LIBOR rates ranged from 4.69% to 5.46%. The margins applicable to our outstanding borrowings at November 30, 2007 were 0.00% above the lender’s base rate and 1.00% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at November 30, 2007. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at November 30, 2007.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor and Crosstex) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor and Crosstex and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of October 31, 2007, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On October 31, 2007 and November 30, 2007, we had $70,550,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $32,500,000 and $38,050,000 under the term loan facility and the revolving credit facility, respectively.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment. In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At October 31, 2007, we had minimum future royalty obligations relating to this license agreement of approximately $3,700,000 using the exchange rate at October 31, 2007.

Deferred Compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Financing needs

At October 31, 2007, we had a cash balance of $17,625,000, of which $10,506,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At November 30, 2007, $11,950,000 was available under our United States revolving credit facility, as amended.

Foreign currency

During the three months ended October 31, 2007, compared with the three months ended October 31, 2006, the average value of the Canadian dollar increased by approximately 9.9% relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to 2007 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall adverse impact for the three months ended October 31, 2007, compared with the three months ended October 31, 2006, upon our continuing results of operations of approximately $198,000, net of tax.

For the three months ended October 31, 2007, compared with the three months ended October 31, 2006, the value of the euro increased by approximately 9.5% relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2007 Form 10-K. Fluctuations in the rates of currency exchange between the Euro and the United States dollar had an overall adverse impact for the three months ended October 31, 2007, compared with the three months ended October 31, 2006, upon our results of operations of approximately $32,000, net of tax.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There was one foreign currency forward contract amounting to €1,357,000 at November 30, 2007 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expires on December 31, 2007. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During the three months ended October 31, 2007, such forward contracts were effective in offsetting the impact of the strengthening of the euro on certain assets and liabilities of Minntech’s Netherlands subsidiary that are denominated in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts.

For purposes of translating the balance sheet at October 31, 2007 compared with July 31, 2007, the value of the Canadian dollar increased by approximately 13.1% and the value of the euro increased by approximately 5.8% compared with the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $3,835,000 during the three months ended October 31, 2007, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2007, compared with the three months ended October 31, 2006, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

None of our sales contain right-of-return provisions except certain sales of a small portion of our endoscope reprocessing equipment which contain a 15 day right-of-return trial period. Such sales are not recognized as revenue until the 15 day trial period has elapsed. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a portion of our sales of dialysis and healthcare disposable products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental and water purification and filtration customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $259,000 and $779,000 for the three months ended October 31, 2007 and 2006, respectively. The decrease in volume rebates for the three months ended October 31, 2007 compared with October 31, 2006 is primarily due to lower sales in our Healthcare Disposables segment as more fully described elsewhere in this MD&A. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products and healthcare disposable products are sold to third party distributors; water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; the majority of our endoscope reprocessing products and services are sold directly to hospitals and other end-users; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 1 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2007, management concluded that none of our intangible assets or goodwill was impaired and no impairment indicators are present as of October 31, 2007. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results which management believes to be reasonable.

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

Stock-Based Compensation

On August 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense is recognized for any option grant or stock award granted on or after August 1, 2005, as well as the unvested portion of stock options granted prior to August 1, 2005, based upon the award’s fair value. For fiscal 2005 and earlier periods, we accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant.

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

The stock-based compensation expense recorded in our Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We determine the fair value of each unvested stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period. With respect to stock options granted subsequent to October 31, 2006, we reassessed both the expected option life and stock price volatility assumptions by evaluating more recent historical exercise behavior and stock price activity; such reevaluation resulted in reductions in both the volatility, and for certain options, the expected option lives.

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

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of such unrecognized tax benefits originated from acquisitions and are based primarily upon management’s assessment of exposure associated with acquired companies. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Unrecognized tax benefits are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the related liability.

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

•                  foreign currency exchange rate and interest rate fluctuations

•                  the impact of significant government regulation on our businesses

You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the foregoing items to be a complete list of all potential risks or uncertainties. See “Risk Factors” in our 2007 Form 10-K for a discussion of the above risk factors and certain additional risk factors that you should consider before investing in the shares of our common stock.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2007 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall adverse impact for the three months ended October 31, 2007, compared with the three months ended October 31, 2006, upon our continuing results of operations and a positive impact on stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2007 Form 10-K. Fluctuations in the rates of currency exchange between the Euro and the United States dollar had an overall adverse impact for the three months ended October 31, 2007, compared with the three months ended October 31, 2006, upon our continuing results of operations, and had a positive impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There was one foreign currency forward contract amounting to €1,366,000 at October 31, 2007 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on November 30, 2007. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For the three months ended October 31, 2007, such forward contracts were effective in offsetting the impact on operations of the strengthening of the euro.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar for the three months ended

October 31, 2007 and 2006 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest Rate Market Risk

We have a United States credit facility for which the interest rate on outstanding borrowings is variable. Therefore, interest expense is principally affected by the general level of interest rates in the United States.

Market Risk Sensitive Transactions

Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2007 Form 10-K.

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

Changes in Internal Control

On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex. For the three months ended October 31, 2007 and 2006, Crosstex represented a material portion of our sales, net income and net assets. As more fully described in our 2007 Form 10-K, we have remedied the significant internal control weaknesses at Crosstex that were identified by us in connection with the due diligence for this acquisition, including the replacement of the existing management information system. The implementation process of this new system commenced during fiscal 2007 and is expected to be completed during the second quarter of fiscal 2008. During fiscal 2007 and the three months ended October 31, 2007, numerous temporary control improvements have been made to the existing management information system for the interim period before the new system is fully implemented.

On March 30, 2007, we acquired GE Water as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following this acquisition, we have enhanced our internal control process at our Mar Cor Purification subsidiary to ensure that all financial information related to this acquisition is properly reflected in our Consolidated Financial Statements. During the three months ended October 31, 2007, substantially all aspects of this acquisition has been fully integrated into Mar Cor’s existing internal control structure.

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 1A.                                            RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2007 Form 10-K. The risk factors disclosed in Part I, Item 1A to our 2007 Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                                     OTHER INFORMATION

None.

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

Date: December 10, 2007

	By:	/s/ R. Scott Jones
R. Scott Jones, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller