Form 10-K/A
period 2007-07-31
CANTEL MEDICAL CORP
filed 2008-02-26
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

EXPLANATORY NOTE

Cantel Medical Corp. (CMN) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2007, as filed with the U.S. Securities and Exchange Commission on October 15, 2007. This Amendment No. 1 is being filed to amend and restate the information provided under Item 9A of Part II, “Controls and Procedures.” This Amendment No. 1 responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. All of the changes to Item 9A are in the first paragraph of that Item.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-K on October 15, 2007 and does not modify or update the disclosures in the Annual Report on Form 10-K in any way except with regard to the specific modifications described in this Explanatory Note.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2 and 32 hereto.

This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report on Form 10-K and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K.

PART II

Item 9A.                                                  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to the Company , including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

CANTEL MEDICAL CORP.

Date: February 26, 2008	By:	/s/ R. Scott Jones
R. Scott Jones, President and Chief
Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and
Controller

Cantel Medical Corp.

Exhibit Index

Exhibit No.

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

3(a) -	Registrant’s Restated Certificate of Incorporation dated July 20, 1978. (Incorporated by reference to Exhibit 3(a) to Registrant’s 1981 Annual Report on Form 10-K.)

3(b) -	Certificate of Amendment of Certificate of Incorporation of Registrant, filed on February 16, 1982. (Incorporated by reference to Exhibit 3(b) to Registrant’s 1982 Annual Report on Form 10-K.)

3(c) -

Certificate of Amendment of Certificate of Incorporation of Registrant, filed on May 4, 1984. (Incorporated by reference to Exhibit 3(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1984.)

3(d) -	Certificate of Amendment of Certificate of Incorporation of Registrant, filed on August 19, 1986. (Incorporated by reference to Exhibit 3(d) of Registrant’s 1986 Annual Report on Form 10-K.)

3(e) -

Certificate of Amendment of Certificate of Incorporation of Registrant, filed on December 12, 1986. (Incorporated by reference to Exhibit 3(e) of Registrant’s 1987 Annual Report on Form 10-K [the “1987 10-K”].)

3(f) -	Certificate of Amendment of Certificate of Incorporation of Registrant, filed on April 3, 1987. (Incorporated by reference to Exhibit 3(f) of Registrant’s 1987 10-K.)

3(g) -	Certificate of Change of Registrant, filed on July 12, 1988. (Incorporated by reference to Exhibit 3(g) of Registrant’s 1988 Annual Report on Form 10-K.)

3(h) -	Certificate of Amendment of Certificate of Incorporation of Registrant filed on April 17, 1989. (Incorporated by reference to Exhibit 3(h) to Registrant’s 1989 Annual Report on Form 10-K.)

3(i) -

Certificate of Amendment of Certificate of Incorporation of Registrant, filed on May 10, 1999. (Incorporated by reference to Exhibit 3(i) to Registrant’s 2000 Annual Report on Form 10-K [the “2000 10-K”].)

3(j) -	Certificate of Amendment of Certificate of Incorporation of Registrant, filed on April 5, 2000. (Incorporated by reference to Exhibit 3(j) to Registrant’s 2000 10-K.)

3(k) -	Certificate of Amendment of Certificate of Incorporation of Registrant, filed on September 6, 2001. (Incorporated by reference to Exhibit 3(k) to Registrant’s 2001 Annual Report on Form 10-K.)

3(l) -

Certificate of Amendment of Certificate of Incorporation of Registrant, filed on June 7, 2002. (Incorporated by reference to Exhibit 3(l) to Registrant’s 2002 Annual Report on Form 10-K [the “2002 10-K”].)

3(m) -	Certificate of Amendment of Certificate of Incorporation of Registrant, filed on December 22, 2005. (Incorporated by reference to Exhibit 3(m) to Registrant’s 2007 Annual Report on Form 10-K.)

3(n) -	Registrant’s By-Laws adopted April 24, 2002. (Incorporated by reference to Exhibit 3(m) to Registrant’s 2002 10-K.)

10(a) -	Registrant’s 1991 Directors’ Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(a) to Registrant’s 1991 Annual Report on Form 10-K [the “1991 10-K”].)

10(b) -	Form of Stock Option Agreement under the Registrant’s 1991 Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10(d) to Registrant’s 1991 10-K.)

10(c) -	Registrant’s 1997 Employee Stock Option Plan. (Incorporated by reference to Annex B to Registrant’s 2004 Definitive Proxy Statement on Schedule 14A.)

10(d) -	Form of Incentive Stock Option Agreement under Registrant’s 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10(t) to Registrant’s 1997 Annual Report on Form 10-K.)

10(e) -	Registrant’s 1998 Directors’ Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(ee) to Registrant’s 2005 Annual Report on Form 10-K [the “2005 10-K”].)

10(f) -	Form of Quarterly Stock Option Agreement under the Registrant’s 1998 Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10(hh) to Registrant’s 2000 10-K.)

10(g) -	Form of Annual Stock Option Agreement under the Registrant’s 1998 Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10(ii) to Registrant’s 2000 10-K.)

10(h) -

Stock Option Agreement, dated as of October 16, 1997, between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(x) to Registrant’s 1998 Annual Report on Form 10-K [the “1998 10-K”].)

10(i) -	Stock Option Agreement, dated as of October 30, 1998, between the Registrant and Charles M. Diker. (Incorporated by reference to Exhibit 10(ff) to Registrant’s 1999 Annual Report on Form 10-K.)

10(j) -	Form of Non-Plan Stock Option Agreement between the Registrant and Darwin C. Dornbush. (Incorporated by reference to Exhibit 10(y) to Registrant’s 1998 10-K.)

10(k) -

Stock Option Agreement, dated as of November 14, 2002, between the Registrant and Seth R. Segel (Incorporated by reference to Exhibit 10(b) to Registrant’s October 31, 2002 Quarterly Report on Form 10-Q.)

10(l) -	2007 Equity Incentive Plan. (Incorporated by reference to Annex B to Registrant’s 2006 Definitive Proxy Statement on Schedule 14A.).

10(m) -	Form of Stock Option Agreement under Registrant’s 2007 Equity Incentive Plan. (Incorporated by reference to Exhibit 10(m) to Registrant’s 2007 Annual Report on Form 10-K [the “2007 10-K”].)

10(n) -	Form of Restricted Stock Agreement under the Registrant’s 2007 Equity Incentive Plan. (Incorporated by reference to Exhibit 10(n) to Registrant’s 2007 10-K.)

10(o) -	Minntech Emeritus Director Consulting Plan. (Incorporated by reference to Exhibit 10 to Minntech’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

10(p) -

Amendment to Emeritus Director Consulting Plan effective September 26, 1996 (Incorporated by reference to Exhibit 10(b) to Minntech’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

10(q) -

Minntech Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2000 (Incorporated by reference to Exhibit 10(m) to Minntech’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000.)

10(r) -

Employment Agreement, dated as of August 30, 2004, between the Registrant and Andrew A. Krakauer. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 30, 2004.)

10(s) -

Employment Agreement, dated as of November 1, 2004, between the Registrant and Craig A. Sheldon. (Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated January 21, 2005 [the “January 21, 2005 8-K”].)

10(t) -	Employment Agreement, dated as of November 1, 2004, between the Registrant and Seth R. Segel. (Incorporated by reference to Exhibit 2 to Registrant’s January 21, 2005 8-K.)

10(u) -	Employment Agreement, dated as of November 1, 2004, between the Registrant and Steven C. Anaya. (Incorporated by reference to Exhibit 3 to Registrant’s January 21, 2005 8-K.)

10(v) -	Employment Agreement, dated as of January 1, 2005, between the Registrant and Eric W. Nodiff. (Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated January 7, 2005.)

10(w) -	Employment Agreement, dated as of November 1, 2004, between Minntech Corporation and Roy K. Malkin. (Incorporated by reference to Exhibit 4 to Registrant’s January 21, 2005 8-K.)

10(x) -	Employment Agreement, dated as of August 1, 2005, between the Registrant and James P. Reilly. (Incorporated by reference to Exhibit 10.2 to Registrant’s August 5, 2005 8-K.)

10(y) -	Employment Agreement, dated as of August 1, 2005, between Crosstex International, Inc. and Richard Allen Orofino. (Incorporated by reference to Exhibit 10(x) to Registrant’s 2005 10-K.)

10(z) -	Employment Agreement, dated as of August 28, 2006, between Mar Cor Purification, Inc. and Curtis Weitnauer. (Incorporated by reference to Exhibit 10(z) to Registrant’s 2007 10-K.)

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

10(ee) -

First Amendment to Credit Agreement dated April 19, 2006 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.) (Incorporated by reference to Exhibit 10(ee) to Registrant’s 2007 10-K.)

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

10(jj) -	Letter Agreement dated as of December 18, 2006 between the Company and Andrew A. Krakauer. (Incorporated by reference to Exhibit 10.2 to Registrant’s December 2006 8-K.)

10(kk) -	Letter Agreement dated as of December 18, 2006 between the Company and Eric W. Nodiff. (Incorporated by reference to Exhibit 10.3 to Registrant’s December 2006 8-K.)

10(ll) -	Letter Agreement dated as of December 18, 2006 between the Company and Seth R. Segel. (Incorporated by reference to Exhibit 10.4 to Registrant’s December 2006 8-K.)

10(mm)-	Letter Agreement dated as of December 18, 2006 between the Company and Craig A. Sheldon. (Incorporated by reference to Exhibit 10.5 to Registrant’s December 2006 8-K.)

10(nn) -	Letter Agreement dated as of December 18, 2006 between the Company and Steven C. Anaya. (Incorporated by reference to Exhibit 10.6 to Registrant’s December 2006 8-K.)

10(oo) -	Letter Agreement dated as of December 18, 2006 between Minntech Corporation and Roy K. Malkin. (Incorporated by reference to Exhibit 10.7 to Registrant’s December 2006 8-K.)

10(pp) -	Product Supply Agreement dated as of March 30, 2007 between GE Osmonics, Inc. and Mar Cor Purification, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s April 2007 8-K.)

21 -	Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21 to Registrant’s 2007 10-K.)

23 -	Consent of Ernst & Young LLP.

31.1 -	Certification of Principal Executive Officer.

31.2 -	Certification of Principal Financial Officer.

32 -	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.