Form 10-Q
period 2008-01-31
CANTEL MEDICAL CORP
filed 2008-03-10
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008.

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.       Yes  ☒       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock outstanding as of February 29, 2008: 16,289,746.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
CANTEL MEDICAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar Amounts in Thousands, Except Share Data)
(Unaudited)

	January 31,	July 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$14,208	$15,860
Accounts receivable, net of allowance for doubtful accounts of $1,119 at January 31 and $927 at July 31	33,256	30,441
Inventories:
Raw materials	12,373	11,773
Work-in-process	4,497	3,691
Finished goods	15,145	11,856
Total inventories	32,015	27,320
Deferred income taxes	1,556	1,531
Prepaid expenses and other current assets	2,574	1,579
Total current assets	83,609	76,731
Property and equipment, net	38,550	38,577
Intangible assets, net	45,090	44,615
Goodwill	109,555	102,073
Other assets	1,588	1,675
	$278,392	$263,671
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$7,000	$6,000
Accounts payable	9,888	9,630
Compensation payable	3,956	5,946
Earnout payable	—	3,667
Accrued expenses	8,946	8,925
Deferred revenue	2,215	1,706
Liabilities of discontinued operations	53	97
Total current liabilities	32,058	35,971

Long-term debt	59,800	51,000
Deferred income taxes	20,451	19,732
Other long-term liabilities	2,299	1,898

Stockholders’ equity:
Preferred Stock, par value $1.00 per share;
authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized
30,000,000 shares; January 31 - 17,333,350 shares issued
and 16,286,515 shares outstanding; July 31 - 17,129,199
shares issued and 16,116,487 shares outstanding	1,733	1,713
Additional paid-in capital	79,797	76,843
Retained earnings	81,937	77,841
Accumulated other comprehensive income	10,666	8,494
Treasury Stock, at cost; January 31 - 1,046,835 shares;
July 31 - 1,012,712 shares	(10,349)	(9,821)
Total stockholders’ equity	163,784	155,070
	$278,392	$263,671

See accompanying notes.

CANTEL MEDICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Net sales	$60,910	$51,635	$120,915	$102,119

Cost of sales	39,424	32,114	78,223	64,429

Gross profit	21,486	19,521	42,692	37,690

Expenses:
Selling	6,836	5,729	13,625	11,439
General and administrative	8,967	8,058	17,924	15,596
Research and development	961	1,222	1,951	2,388
Total operating expenses	16,764	15,009	33,500	29,423

Income from continuing operations before
interest and income taxes	4,722	4,512	9,192	8,267

Interest expense	1,255	759	2,477	1,522
Interest income	(150)	(160)	(297)	(450)

Income from continuing operations before
income taxes	3,617	3,913	7,012	7,195

Income taxes	1,460	1,661	2,916	3,220

Income from continuing operations	2,157	2,252	4,096	3,975

Income from discontinued operations,
net of tax	—	18	—	263

Net income	$2,157	$2,270	$4,096	$4,238

Earnings per common share:
Basic:
Continuing operations	$0.13	$0.15	$0.26	$0.26
Discontinued operations	—	—	—	0.01
Net income	$0.13	$0.15	$0.26	$0.27

Diluted:
Continuing operations	$0.13	$0.14	$0.25	$0.25
Discontinued operations	—	—	—	0.01
Net income	$0.13	$0.14	$0.25	$0.26

See accompanying notes.

CANTEL MEDICAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)
	Six Months Ended
	January 31,
	2008	2007

Cash flows from operating activities
Net income	$4,096	$4,238
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	2,975	2,517
Amortization	2,859	2,299
Stock-based compensation expense	994	415
Amortization of debt issuance costs	186	171
Loss on disposal of fixed assets	49	9
Deferred income taxes	(467)	(26)
Excess tax benefits from stock-based compensation	(554)	(423)
Changes in assets and liabilities:
Accounts receivable	(1,729)	(2,923)
Inventories	(3,644)	(2,153)
Prepaid expenses and other current assets	(784)	(1,590)
Assets of discontinued operations	—	2,023
Accounts payable, deferred revenue and accrued expenses	(1,762)	226
Income taxes payable	706	(1,832)
Liabilities of discontinued operations	(38)	(7,007)
Net cash provided by (used in) operating activities	2,887	(4,056)

Cash flows from investing activities
Capital expenditures	(2,507)	(2,883)
Proceeds from disposal of fixed assets	4	11
Earnout paid to Crosstex sellers	(3,667)	(3,667)
Acquisition of DSI	(1,250)	—
Acquisition of Strong Dental, net of cash acquired	(3,711)	—
Acquisition of Verimetrix	(4,956)	—
Other, net	(24)	(1)
Net cash used in investing activities	(16,111)	(6,540)

Cash flows from financing activities
Borrowings under revolving credit facility	15,050	—
Repayments under term loan facility	(3,000)	(2,000)
Repayments under revolving credit facility	(2,250)	—
Proceeds from exercises of stock options	630	1,489
Excess tax benefits from stock-based compensation	554	423
Purchases of treasury stock	—	(2,260)
Net cash provided by (used in) financing activities	10,984	(2,348)

Effect of exchange rate changes on cash and
cash equivalents	588	(228)

Decrease in cash and cash equivalents	(1,652)	(13,172)
Cash and cash equivalents at beginning of period	15,860	29,898
Cash and cash equivalents at end of period	$14,208	$16,726

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

The Condensed Consolidated Balance Sheet at July 31, 2007 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at each of January 31, 2008 and July 31, 2007. Crosstex International, Inc. (“Crosstex”), Minntech Corporation (“Minntech”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

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

On March 30, 2007, we purchased certain net assets of GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Since the GE Water Acquisition was completed on March 30, 2007, its results of operations are included in our results of operations for the three and six months ended January 31, 2008 and are excluded from our results of operations for the three and six months ended January 31, 2007. The GE Water Acquisition is included in our Water Purification and Filtration operating segment.

On July 9, 2007, we acquired the net assets of Twist 2 It Inc. (“Twist”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The Twist acquisition had an insignificant affect on our results of operations for the three and six months ended January 31, 2008 due to the small size of this business, and its results of operations are excluded for the three and six months ended January 31, 2007. Twist is included in our Healthcare Disposables operating segment.

We acquired certain net assets of Dialysis Services, Inc. (“DSI”) on August 1, 2007, and Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and all of the issued and outstanding stock of Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The acquisitions of DSI, Verimetrix and Strong Dental had an insignificant affect on our results of operations for the three and six months ended January 31, 2008 due to the small size of these businesses and the inclusion of their results of operations for only the portion of the six months ended January 31, 2008 subsequent to their respective acquisition dates. Their results of operations are excluded for the three and six months ended January 31, 2007. DSI, Verimetrix and Strong Dental are included in the Water Purification and Filtration, Endoscope Reprocessing and Healthcare Disposables segments, respectively.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Note 2.                   Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense relating to continuing operations recognized in the Condensed Consolidated Statements of Income for the three and six months ended January 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Cost of sales	$8,000	$15,000	$21,000	$14,000
Operating expenses:
Selling	23,000	43,000	52,000	69,000
General and administrative	428,000	153,000	913,000	322,000
Research and development	3,000	6,000	8,000	10,000
Total operating expenses	454,000	202,000	973,000	401,000
Stock-based compensation
before income taxes	462,000	217,000	994,000	415,000
Income tax benefits	(184,000)	(68,000)	(388,000)	(173,000)
Total stock-based compensation
expense, net of tax	$278,000	$149,000	$606,000	$242,000

For the three and six months ended January 31, 2008 and 2007, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense. Total stock-based compensation expense, net of tax, decreased both basic and diluted earnings per share from continuing operations by $0.02 and $0.01 for the three months ended January 31, 2008 and 2007, respectively, and by $0.04 and $0.02 for the six months ended January 31, 2008 and 2007, respectively.

Most of our stock option and nonvested stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At January 31, 2008, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,164,000 with a remaining weighted average period of 25 months over which such expense is expected to be recognized.

We determine the fair value of each nonvested stock award using the closing market price of our Common Stock on the date of grant. In fiscal 2007, 175,000 nonvested stock awards were granted with a weighted average fair value of $16.57. As of January 31, 2008, 155,000 stock awards remain nonvested and outstanding with a weighted average fair value of $16.61. Prior to February 1, 2007, the Company only granted stock options and not stock awards. Such nonvested stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three and six months ended January 31, 2008 and 2007:

Weighted-Average	Three Months Ended		Six Months Ended
Black-Scholes Option	January 31,		January 31,
Valuation Assumptions	2008	2007	2008	2007

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility(1)	0.351	0.361	0.353	0.371
Risk-free interest rate(2)	3.49%	4.60%	4.11%	4.61%
Expected lives (in years)(3)	5.00	4.05	4.57	4.06

(1) Volatility was based on historical closing prices of our Common Stock.
(2) The U.S. Treasury rate on the expected life at the date of grant.
(3) Based on historical exercise behavior.

All options granted during the three and six months ended January 31, 2008 and 2007 were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and six months ended January 31, 2008, the weighted average fair value of all options granted was approximately $4.24 and $5.73, respectively. For the three and six months ended January 31, 2007, the weighted average fair value of all options granted was approximately $5.35 and $5.42, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $215,000 and $2,089,000 for the three and six months ended January 31, 2008, respectively, and $132,000 and $2,224,000 for the three and six months ended January 31, 2007, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2007	1,848,846	$14.55
Granted	36,750	15.90
Canceled	(16,876)	18.23
Exercised	(204,151)	5.67
Outstanding at January 31, 2008	1,664,569	$15.64

Exercisable at July 31, 2007	1,252,427	$14.46

Exercisable at January 31, 2008	1,231,984	$15.72

Upon exercise of stock options or grant of nonvested shares, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised, or with respect to incentive stock options the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the six months ended January 31, 2008 and 2007, options exercised resulted in income tax deductions that reduced income taxes payable by $836,000 and $611,000, respectively.

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

Note 3.                   Acquisitions

Six Months ended January 31, 2008

Strong Dental Products, Inc.

On September 26, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing all of the issued and outstanding stock of Strong Dental, a private company with pre-acquisition annual revenues of approximately $1,000,000 that designs, markets and sells comfort cushioning and infection control covers for x-ray film and digital x-ray sensors. The total consideration for the transaction, including transactions costs and assumption of debt, was $4,017,000. Of this purchase price, $75,000 is being held in escrow for a period of twelve months from the closing date as security for the seller’s indemnification obligations under the purchase agreement. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $700,000 contingent upon the achievement of a specified revenue target over a three year period.

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

Verimetrix, LLC

On September 17, 2007, we expanded our product offerings in our Endoscope Reprocessing (Medivators) segment by purchasing certain net assets from Verimetrix, a private company with pre-acquisition annual revenues of $2,000,000 that designs, markets and sells the Veriscan™ System, an endoscope leak and fluid detection device. The total consideration for the transaction, including transaction costs, was $4,956,000. Of this purchase price, $150,000 is being held in escrow for a period of thirteen months from the closing date as security for the seller’s indemnification obligations under the purchase agreement. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $4,025,000 contingent upon the achievement of a specified cumulative revenue target over a six year period.

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

Dialysis Services, Inc.

On August 1, 2007, we purchased the water-related assets of DSI, a company with pre-acquisition annual revenues of approximately $1,200,000 based in Springfield, Tennessee that designs, installs and services high quality water and bicarbonate systems for use in dialysis clinics, hospitals and university settings. The total consideration for the transaction, including transaction costs, was $1,250,000. Of this purchase price, $75,000 is being held in escrow for a period of twelve months from the closing date as security for the seller’s indemnification obligations under the purchase agreement.

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

The acquisitions of DSI, Verimetrix and Strong Dental had an insignificant effect on our results of operations for the three and six months ended January 31, 2008 due to the small size of these businesses and the inclusion of their results of operations for only the portion of the six months ended January 31, 2008 subsequent to their acquisition dates. Their results of operations are excluded for the three and six months ended January 31, 2007. Pro forma consolidated statements of income data for the three and six months ended January 31, 2008 and 2007 have not been presented due to the insignificant impact of these acquisitions individually and in the aggregate.

Fiscal 2007

Twist 2 It Inc.

On July 9, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing certain assets of Twist, the owner of a unique, patented, disposable prophy angle for the cleaning and polishing of teeth that eliminates the splatter of saliva, blood and other potential infectious matter. The acquired business had pre-acquisition annual revenues of approximately $1,300,000 and was purchased for $1,915,000, including transaction costs. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $2,043,000 contingent upon the achievement of specified revenue targets over a two year period. Due to the small size of this acquisition, it had an insignificant impact on our results of operations for the three and six months ended January 31, 2008 and is not included in our results of operations for the three and six months ended January 31, 2007. Pro forma consolidated statement of income data for the three and six months ended January 31, 2007 has not been presented due to the insignificant impact of this acquisition.

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

For the three and six months ended January 31, 2008, GE Water contributed approximately $5,994,000 and $11,720,000 to our net sales and $1,678,000 and $3,130,000 to our gross profit before incremental operating expenses, interest expense associated with the borrowings related to the acquisition and income taxes and may not necessarily be indicative of future operating performance. Since the acquisition was completed on March 30, 2007, the results of operations of the GE Water Acquisition are included in our results of operations for the three and six months ended January 31, 2008 and are excluded from our results of operations for the three and six months ended January 31, 2007. Pro forma consolidated statement of income data for the three and six months ended January 31, 2007 has not been presented due to the unavailability of pre-acquisition GE Water financial statements, since GE did not maintain separate financial statements related to these purchased assets.

Note 4.                   Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for business combinations that occur during or after fiscal years beginning after December 15, 2008 and therefore is effective for our fiscal year 2010. We are currently in the process of evaluating the effect of SFAS 141R.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and therefore is effective for our fiscal year 2009. We are currently in the process of evaluating the effect of SFAS 157.

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

Note 5.                   Accumulated Other Comprehensive Income

                The Company’s comprehensive income for the three and six months ended January 31, 2008 and 2007 is set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Net income	$2,157,000	$2,270,000	$4,096,000	$4,238,000
Other comprehensive income (loss):
Foreign currency translation, net of tax	(1,663,000)	(1,052,000)	2,172,000	(993,000)
Comprehensive income	$494,000	$1,218,000	$6,268,000	$3,245,000

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

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There was one foreign currency forward contract amounting to €992,000 at January 31, 2008 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on February 29, 2008. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and six months ended January 31, 2008, such forward contracts were effective in offsetting the impact on operations of the strengthening of the euro. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

                As of January 31, 2008, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. We believe that as of January 31, 2008, the fair value of our outstanding borrowings under our credit facilities approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

Note 7.                   Intangibles and Goodwill

                Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 1-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $1,460,000 and $2,859,000 for the three and six months ended January 31, 2008, respectively, and $1,146,000 and $2,299,000 for the three and six months ended January 31, 2007, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames. The increase in gross intangible assets at January 31, 2008, compared with July 31, 2007, is primarily due to the acquisitions of DSI, Verimetrix and Strong Dental as further described in Note 3 to the Condensed Consolidated Financial Statements.

                The Company’s intangible assets consist of the following:

	January 31, 2008
	Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$29,426,000	$(9,431,000)	$19,995,000
Technology	9,459,000	(4,456,000)	5,003,000
Brand names	9,546,000	(2,254,000)	7,292,000
Non-compete agreements	2,032,000	(924,000)	1,108,000
Patents and other registrations	2,607,000	(147,000)	2,460,000
	53,070,000	(17,212,000)	35,858,000
Trademarks and tradenames	9,232,000	—	9,232,000
Total intangible assets	$62,302,000	$(17,212,000)	$45,090,000

	July 31, 2007
	Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$28,273,000	$(7,677,000)	$20,596,000
Technology	9,263,000	(3,914,000)	5,349,000
Brand names	9,197,000	(1,755,000)	7,442,000
Non-compete agreements	1,969,000	(769,000)	1,200,000
Patents and other registrations	986,000	(71,000)	915,000
	49,688,000	(14,186,000)	35,502,000
Trademarks and tradenames	9,113,000	—	9,113,000
Total intangible assets	$58,801,000	$(14,186,000)	$44,615,000

                Estimated amortization expense of our intangible assets for the remainder of fiscal 2008 and the next five years is as follows:

Six month period ending July 31, 2008	$ 2,865,000
Fiscal 2009	5,290,000
Fiscal 2010	5,025,000
Fiscal 2011	4,712,000
Fiscal 2012	4,247,000
Fiscal 2013	4,173,000

Goodwill changed during fiscal 2007 and the six months ended January 31, 2008 as follows:

				Water
		Healthcare	Endoscope	Purification		Total
	Dialysis	Disposables	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2006	$8,262,000	$38,210,000	$6,352,000	$12,349,000	$7,398,000	$72,571,000
Acquisitions	—	1,134,000	—	24,126,000	—	25,260,000
Earnout on acquisition	—	3,667,000	—	—	—	3,667,000
Adjustments primarily relating to income tax exposure of acquired businesses	(107,000)	—	—	(152,000)	(14,000)	(273,000)
Foreign curreny translation	—	—	148,000	318,000	382,000	848,000
Balance, July 31, 2007	8,155,000	43,011,000	6,500,000	36,641,000	7,766,000	102,073,000
Acquisitions	—	2,306,000	3,541,000	857,000	—	6,704,000
Foreign curreny translation	—	—	—	349,000	429,000	778,000
Balance, January 31, 2008	$8,155,000	$45,317,000	$10,041,000	$37,847,000	$8,195,000	$109,555,000

On July 31, 2007, we performed impairment studies of the Company’s goodwill and trademarks and tradenames and concluded that such assets were not impaired.

Note 8.                   Warranty

                A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Beginning balance	$1,058,000	$593,000	$1,033,000	$619,000
Acquisitions	—	—	28,000	—
Provisions	348,000	229,000	629,000	414,000
Charges	(397,000)	(198,000)	(705,000)	(409,000)
Foreign currency translation	4,000	—	28,000	—
Ending balance	$1,013,000	$624,000	$1,013,000	$624,000

                The warranty provisions and charges during the three and six months ended January 31, 2008 and 2007 relate principally to the Company’s endoscope reprocessing and water purification products. The increase in the warranty reserve at January 31, 2008, compared with January 31, 2007, is due to additional equipment sales primarily as a result of the recent acquisitions.

Note 9.                   Financing Arrangements

                In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities have been recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $1,139,000 at January 31, 2008.

At January 31, 2008, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At January 31, 2008, the lender’s base rate was 6.00% and the LIBOR rates ranged from 4.54% to 5.46%. The margins applicable to our outstanding borrowings at January 31, 2008 were 0.25% above the lender’s base rate and 1.50% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at January 31, 2008. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.30% at January 31, 2008.

  The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex, and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of January 31, 2008, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On January 31, 2008, we had $66,800,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $31,000,000 and $35,800,000 under the term loan facility and the revolving credit facility, respectively. The maturities of our credit facilities are described in Note 12 to the Condensed Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Income from continuing operations	$2,157,000	$2,252,000	$4,096,000	$3,975,000
Income from discontinued operations	—	18,000	—	263,000
Net income	$2,157,000	$2,270,000	$4,096,000	$4,238,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share -weighted average number of shares outstanding	16,103,015	15,506,432	16,042,600	15,488,224

Dilutive effect of options using the treasury stock method and the average market price for the period	283,332	557,580	316,242	563,807

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,386,347	16,064,012	16,358,842	16,052,031

Basic earnings per share:
Continuing operations	$0.13	$0.15	$0.26	$0.26
Discontinued operations	—	—	—	0.01
Net income	$0.13	$0.15	$0.26	$0.27

Diluted earnings per share:
Continuing operations	$0.13	$0.14	$0.25	$0.25
Discontinued operations	—	—	—	0.01
Net income	$0.13	$0.14	$0.25	$0.26

Note 11.                 Income Taxes

The consolidated effective tax rate was 41.6% and 44.8% for the six months ended January 31, 2008 and 2007, respectively.

Our results of continuing operations for the three and six months ended January 31, 2008 and 2007 reflect income tax expense for our United States operations at its combined federal and state statutory tax rate, which resulted in an overall United States effective tax rate for the six months ended January 31, 2008 of 38.5%. The results of continuing operations for our Canadian subsidiaries reflect an overall effective tax rate for the six months ended January 31, 2008 of 25.0%. A tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the six months ended January 31, 2008 and 2007, thereby causing our overall effective tax rate to exceed the statutory rate. The results of continuing operations for our subsidiaries in Japan and Singapore did not have a significant impact on our overall effective tax rate for the six months ended January 31, 2008 due to the size of those operations relative to our United States, Canada and Netherlands operations.

The decrease in the overall effective tax rate for the six months ended January 31, 2008,

compared with the six months ended January 31, 2007, was principally due to the geographic mix of pretax income, including the decrease in losses related to our Netherlands operations for which no income tax benefit was recorded, and the recently enacted Canadian federal statutory tax rate reductions as applied to existing deferred income tax liabilities.

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

                We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. At January 31, 2008 and July 31, 2007, we had liabilities relating to approximately $700,000 of unrecognized tax benefits recorded in our Condensed Consolidated Financial statements. The majority of such unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Therefore, if the unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate on continuing operations. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months. Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2002.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have been insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

12.                               Commitments and Contingencies

Long-term contractual obligations

As of January 31, 2008, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components are as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)

Maturities of the credit facilities	$3,000	$8,000	$10,000	$45,800	$—	$—	$66,800
Expected interest payments under the credit facilities(1)	2,195	4,014	3,397	381	—	—	9,987
Minimum commitments under noncancelable operating leases	1,659	2,918	2,315	1,437	766	1,643	10,738
Minimum commitments under noncancelable capital leases	16	32	32	14	—	—	94
Minimum commitments under license agreement	30	77	116	172	199	2,875	3,469
Deferred compensation and other	108	153	34	406	406	606	1,713
Employment agreements	1,873	1,966	374	145	135	—	4,493
Total contractual obligations	$8,881	$17,160	$16,268	$48,355	$1,506	$5,124	$97,294

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 6.92% and 6.51%, respectively, which were our weighted average interest rates on outstanding borrowings at January 31, 2008.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment.  In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At January 31, 2008, we had minimum future royalty obligations related to this license agreement of approximately $3,469,000 using the exchange rate on January 31, 2008.

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

Since the GE Water Acquisition was completed on March 30, 2007, the results of operations of GE Water are included in the accompanying Water Purification and Filtration segment information for the three and six months ended January 31, 2008 and are excluded from the accompanying segment information for the three and six months ended January 31, 2007.

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

Healthcare Disposables, which includes single-use infection control products used principally in the dental market such as face masks, patient towels and bibs, self-sealing sterilization pouches, tray covers, sterilization packaging accessories, surface barriers including eyewear, aprons and gowns, disinfectants, germicidal wipes, hand care products, gloves, sponges, cotton products, cups, needles and syringes, scalpels and blades, and saliva evacuators and ejectors.

Our Healthcare Disposables segment is reliant on five customers who collectively accounted for approximately 70% of our Healthcare Disposables segment net sales and 16% of our consolidated net sales from continuing operations during the three and six months ended January 31, 2008.

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

Information as to operating segments is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Net sales:
Water Purification and Filtration	$18,069,000	$10,166,000	$34,022,000	$20,137,000
Dialysis	14,692,000	14,776,000	30,147,000	28,314,000
Healthcare Disposables	13,985,000	13,775,000	27,951,000	29,182,000
Endoscope Reprocessing	10,799,000	9,365,000	21,944,000	17,876,000
All Other	3,365,000	3,553,000	6,851,000	6,610,000
Total	$60,910,000	$51,635,000	$120,915,000	$102,119,000

Operating Income:
Water Purification and Filtration	$1,516,000	$1,040,000	$2,805,000	$1,455,000
Dialysis	2,189,000	2,260,000	4,461,000	4,013,000
Healthcare Disposables	1,975,000	1,859,000	3,810,000	4,880,000
Endoscope Reprocessing	240,000	110,000	589,000	(449,000)
All Other	756,000	859,000	1,356,000	1,490,000
	6,676,000	6,128,000	13,021,000	11,389,000
General corporate expenses	(1,954,000)	(1,616,000)	(3,829,000)	(3,122,000)
Interest expense, net	(1,105,000)	(599,000)	(2,180,000)	(1,072,000)

Income before income taxes	$3,617,000	$3,913,000	$7,012,000	$7,195,000

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

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus paid Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen were made following Olympus’ receipt of customer payments for such orders and totaled $368,000. For the three and six months ended January 31, 2007, approximately $126,000 and $300,000, respectively, related to such backlog was recorded as income and reported in income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

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

Operating results attributable to Carsen’s business are summarized below:

	Three Months Ended	Six Months Ended
	January 31, 2007	January 31, 2007

Net sales	$126,000	$1,360,000

Income before income taxes	$27,000	$407,000
Income taxes	9,000	144,000
Income from discontinued operations, net of tax	$18,000	$263,000

Included in net sales for the three and six months ended January 31, 2007 are sales that did not meet the Company’s revenue recognition policy as of July 31, 2006 and $126,000 and $300,000 of backlog payments, respectively.

Cash flows attributable to discontinued operations comprise the following:

	Six Months Ended January 31,
	2008	2007

Net cash used in operating activities	$(39,000)	$(4,721,000)

Investing and financing activities of our discontinued operations did not result in any net cash for the three and six months ended January 31, 2008 and 2007.

At January 31, 2008 and July 31, 2007, remaining liabilities of our discontinued operations were $53,000 and $97,000, respectively, and principally related to various taxes expected to be paid by the end of fiscal 2008.

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

Results of Operations provides a discussion of the consolidated results of continuing operations for the three and six months ended January 31, 2008 compared with the three and six months ended January 31, 2007.

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

Significant Activity

(i)                                                        Distributors of our dental products have undergone consolidation during fiscal 2007, which adversely impacted sales of our Healthcare Disposables segment during the six months ended January 31, 2008 and our fourth quarter of fiscal 2007 due to the loss of some private label business, and with respect to our first quarter of fiscal 2008 and our fourth quarter of fiscal 2007, rationalization of duplicate inventories in the consolidated companies. We cannot predict what impact consolidation in this industry will have on future sales of our healthcare disposable products.

(ii)                                                     Fiscal 2007 acquisitions: We acquired GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”) on March 30, 2007 and Twist 2 It Inc. (“Twist”) on July 9, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(iii)                                                  Acquisitions during the six months ended January 31, 2008: We acquired Dialysis Services, Inc. (“DSI”) on August 1, 2007, Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(iv)                                                 A stronger Canadian dollar and euro against the United States dollar impacted our results of operations for the three and six months ended January 31, 2008, compared with the three and six months ended January 31, 2007, as more fully described elsewhere in this MD&A. The increase in values of the Canadian dollar and euro were approximately 16.5% and 12.5%, respectively, for the three months ended January 31, 2008 compared with the three months ended January 31, 2007, and approximately 13.2% and 11.0%, respectively, for the six months ended January 31, 2008 compared with the six months ended January 31, 2007, based upon average exchange rates reported by banking institutions.

Results of Operations

The results of operations described below reflect the continuing operating results of Cantel and its wholly-owned subsidiaries, except where otherwise indicated.

Since the GE Water and Twist acquisitions were completed on March 30, 2007 and July 9, 2007, respectively, their results of operations are included in our results of operations for the three and six months ended January 31, 2008 and are excluded from our results of operations for the three and six months ended January 31, 2007. Additionally, the acquisitions of DSI, Verimetrix and Strong Dental had an insignificant effect on our results of operations for the three and six months ended January 31, 2008 due to the small size of these businesses and the inclusion of their results of operations for only the portion of the six months ended January 31, 2008 subsequent to their acquisition dates. Their results of operations are excluded for the three and six months ended

January 31, 2007.

The Olympus distribution agreements with our wholly-owned subsidiary, Carsen Group Inc. (“Carsen”), as well as Carsen’s active business operations, terminated on July 31, 2006, as more fully described elsewhere in this MD&A and Note 15 to the Condensed Consolidated Financial Statements. Accordingly, Carsen is reported as a discontinued operation for the three and six months ended January 31, 2008 and 2007.

For the three and six months ended January 31, 2008 compared with the three and six months ended January 31, 2007, discussion herein of our pre-existing business refers to all of our reporting segments with the exception of the operating results of the GE Water Acquisition included in our Water Purification and Filtration reporting segment, as well as the discontinued operations of Carsen.

The following discussion should also be read in conjunction with our 2007 Form 10-K.

The following table gives information as to the net sales from continuing operations and the percentage to the total net sales from continuing operations for each of our reporting segments:

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2008		2007		2008		2007
	(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Water Purification and Filtration	$18,069	29.7	$10,166	19.7	$34,022	28.1	$20,137	19.7
Dialysis	14,692	24.1	14,776	28.6	30,147	24.9	28,314	27.7
Healthcare Disposables	13,985	23.0	13,775	26.7	27,951	23.1	29,182	28.6
Endoscope Reprocessing	10,799	17.7	9,365	18.1	21,944	18.2	17,876	17.5
All Other	3,365	5.5	3,553	6.9	6,851	5.7	6,610	6.5
	$60,910	100.0	$51,635	100.0	$120,915	100.0	$102,119	100.0

Net Sales

Net sales increased by $9,275,000, or 18.0%, to $60,910,000 for the three months ended January 31, 2008 from $51,635,000 for the three months ended January 31, 2007. Net sales of our pre-existing business increased by $3,281,000, or 6.4%, to $54,916,000 for the three months ended January 31, 2008 compared with the three months ended January 31, 2007. Net sales contributed by the GE Water Acquisition for the three months ended January 31, 2008 were $5,994,000.

Net sales increased by $18,796,000, or 18.4%, to $120,915,000 for the six months ended January 31, 2008 from $102,119,000 for the six months ended January 31, 2007. Net sales of our pre-existing business increased by $7,076,000, or 6.9%, to $109,195,000 for the six months ended January 31, 2008 compared with the six months ended January 31, 2007. Net sales contributed by the GE Water Acquisition for the six months ended January 31, 2008 were $11,720,000.

Net sales were positively impacted for the three and six months ended January 31, 2008 compared with the three and six months ended January 31, 2007 by approximately $343,000 and $535,000, respectively, due to the translation of euro net sales primarily of our Endoscope Reprocessing and Dialysis operating segments using a stronger euro against the United States dollar.

In addition, net sales were positively impacted for the three and six months ended January 31, 2008 compared with the three and six months ended January 31, 2007 by approximately $307,000 and $454,000, respectively, due to the translation of Canadian dollar net sales primarily of our Water Purification and Filtration operating segment using a stronger Canadian dollar against the United States dollar.

The increase in net sales of our pre-existing business for the three and six months ended January 31, 2008 was principally attributable to increases in sales of water purification and filtration products and services and endoscope reprocessing products and services. The increase in net sales of our pre-existing business for the six months ended January 31, 2008 was also affected by an increase in sales of dialysis products during the three months ended October 31, 2007, partially offset by a decrease in sales of healthcare disposables products during the three months ended October 31, 2007.

Net sales of water purification and filtration products and services from our pre-existing business increased by 18.8% and 10.8% for the three and six months ended January 31, 2008, respectively, compared with the three and six months ended January 31, 2007, primarily due to an increase in service revenue from the improved density and efficiency of our pre-existing service delivery network partially due to recent acquisitions and an increase in demand for our water purification equipment from dialysis customers. This increase was partially offset by a decrease in commercial and industrial (large capital) equipment sales as a result of our decision made in early fiscal 2007 to refocus our efforts on selling large capital equipment with standardized designs instead of customized designs that have historically provided lower profitability. With respect to GE Water, which is excluded from the above discussion of our pre-existing business, sales of water purification and filtration products and services increased by approximately 15.0% for the three months ended January 31, 2008 and 9.9% for the three months ended October 31, 2007, when each three month period is compared with the post-acquisition period ended July 31, 2007, due to improved sales opportunities within the installed equipment base of business as a result of combining GE Water with our pre-existing water purification and filtration business.

Net sales of endoscope reprocessing products and services increased by 15.3% and 22.8% for the three and six months ended January 31, 2008, respectively, compared with the three and six months ended January 31, 2007, primarily due to (i) an increase in demand for our endoscope disinfection equipment internationally and disinfectants and product service both in the United States and internationally, (ii) approximately $568,000 and $924,000 in incremental net sales for the three and six months ended January 31, 2008, respectively, due to the acquisition of Verimetrix on September 17, 2007, and (iii) with respect to the first three months of the six months ended January 31, 2008, approximately $640,000 in higher net sales due to an increase in selling prices of our Medivators endoscope reprocessing equipment and related products and service in the United States as a result of selling directly to our customers and not through a distributor as was done during a significant portion of the three months ended October 31, 2006. Additionally, although this distributor continued to purchase high-level disinfectants, cleaners, and consumables from us and provide product service to our customers during the three and six months ended January 31, 2008 and 2007, we have been gradually converting the sale of such items to our direct sales and service force at higher selling prices. The increase in demand for our disinfectants and product service is also attributable to the increased field population of equipment and our ability to convert users of competitive disinfectants to our products.

Net sales of dialysis products and services increased by 6.5% for the six months ended January 31, 2008, compared with the six months ended January 31, 2007, as a result of an increase in net sales during the first three months of the six months ended January 31, 2008 due to (i) demand from customers, both in the United States and internationally, for dialysate concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment), and (ii) shipping and handling fees, such as freight, invoiced to three of our larger customers who were previously responsible for transportation related to the products they purchased from us (related costs of a similar amount are included within cost of sales); subsequently, we became responsible for the transportation and invoiced them for such costs.

Net sales of healthcare disposable products increased by 1.5% and decreased by 4.2% for the three and six months ended January 31, 2008, respectively, compared with the three and six months ended January 31, 2007. The decrease for the six months ended January 31, 2008, compared with the six months ended January 31, 2007, was primarily due to (i) a high level of demand during the first three months of the six months ended January 31, 2007 for face mask products due to a heightened awareness of avian flu prevention, and (ii) distributors of our dental products had undergone consolidation during 2007, which has adversely impacted sales of our Healthcare Disposables segment due to the loss of some private label business, and with respect to the first three months of the six months ended January 31, 2008, rationalization of duplicate inventories in the consolidated companies.

Increases in selling prices of our products did not have a significant effect on net sales for the three and six months ended January 31, 2008, except as explained above regarding our Endoscope Reprocessing segment as well as the invoicing of shipping and handling fees in our Dialysis segment.

                                                Gross profit

Gross profit increased by $1,965,000, or 10.1%, to $21,486,000 for the three months ended January 31, 2008 from $19,521,000 for the three months ended January 31, 2007. Gross profit of our pre-existing business increased by approximately $287,000, or 1.5%, to $19,808,000 for the three months ended January 31, 2008 compared with the three months ended January 31, 2007. Gross profit contributed by the GE Water Acquisition for the three months ended January 31, 2008 was approximately $1,678,000.

Gross profit increased by $5,002,000, or 13.3%, to $42,692,000 for the six months ended January 31, 2008 from $37,690,000 for the six months ended January 31, 2007. Gross profit of our pre-existing business increased by approximately $1,872,000, or 5.0%, to $39,562,000 for the six months ended January 31, 2008 compared with the six months ended January 31, 2007. Gross profit contributed by the GE Water Acquisition for the six months ended January 31, 2008 was approximately $3,130,000.

Gross profit as a percentage of net sales for the three months ended January 31, 2008 and 2007 was 35.3% and 37.8%, respectively. Gross profit as a percentage of net sales of our pre-existing business for the three months ended January 31, 2008 was 36.1%. Gross profit as a percentage of net sales for the GE Water Acquisition for the three months ended January 31, 2008 was approximately 28.0%.

Gross profit as a percentage of net sales for the six months ended January 31, 2008 and 2007 was 35.3% and 36.9%, respectively. Gross profit as a percentage of net sales of our pre-existing business for the six months ended January 31, 2008 was 36.2%. Gross profit as a percentage of net sales for the GE Water Acquisition for the six months ended January 31, 2008 was approximately 26.7%.

The gross profit percentage of our pre-existing business for the three and six months ended January 31, 2008 decreased compared with the three and six months ended January 31, 2007 primarily due to (i) a change in sales mix, including a decrease in sales of certain higher margin healthcare disposables products such as face masks, and increases in sales of Renalin® sterilant to large national chains that typically receive more favorable pricing, lower margin water purification services, and with respect to the first three months of the six months ended January 31, 2008, lower margin dialysate concentrate, (ii) an increase in manufacturing and shipping costs in all of our operating segments, and (iii) inefficiencies in our Water Purification and Filtration segment as a result of the integration of the GE acquisition into our pre-existing business, which is now substantially complete. Partially offsetting this decrease was an increase in gross profit percentage in our Endoscope Reprocessing segment as a result of selling our Medivators brand endoscope reprocessing equipment and related products and service directly to customers through our own United States field sales and service organization instead of through a distributor as was done during a significant portion of the first three months of the six months ended January 31, 2007. Additionally, although this distributor continued to purchase high-level disinfectants, cleaners, and consumables from us and provide product service to our customers during the three and six months ended January 31, 2008 and 2007, we have been gradually converting the sale of such high margin items to our direct sales and service force resulting in an increase in gross profit percentage.

With respect to the increase in the amount of gross profit (as opposed to the discussion of gross profit percentage), increases in net sales as explained above constitute the most significant factor in the increase in gross profit.

Operating Expenses

Selling expenses increased by $1,107,000, or 19.3%, to $6,836,000 for the three months ended January 31, 2008, from $5,729,000 for the three months ended January 31, 2007, primarily due to higher compensation expense of approximately $940,000, including travel costs, primarily relating to the increased headcount resulting from the GE Water Acquisition and commissions on increased sales by our endoscope reprocessing direct sales network, as well as an increase of approximately $110,000 as a result of translating selling expenses of our international subsidiaries using a significantly stronger Canadian dollar and euro against the United States dollar.

Selling expenses increased by $2,186,000, or 19.1%, to $13,625,000 for the six months ended January 31, 2008, from $11,439,000 for the six months ended January 31, 2007, primarily due to higher compensation expense of approximately $1,800,000, including travel costs, primarily relating to the increased headcount resulting from the GE Water Acquisition and commissions on increased sales by our endoscope reprocessing direct sales network, as well as an increase of approximately $170,000 as a result of translating selling expenses of our international subsidiaries using a significantly stronger Canadian dollar and euro against the United States dollar.

                Selling expenses as a percentage of net sales were 11.2% and 11.1% for the three months ended January 31, 2008 and 2007, and 11.3% and 11.2% for the six months ended January 31, 2008 and 2007.

                General and administrative expenses increased by $909,000, or 11.3%, to $8,967,000 for the three months ended January 31, 2008, from $8,058,000 for the three months ended January 31, 2007, principally due to an increase of $314,000 in amortization expense of intangible assets primarily relating to our acquisitions of GE Water, Twist, DSI, Verimetrix and Strong Dental; an increase in stock-based compensation expense of $275,000; an increase of approximately $300,000 in compensation expense primarily due to additional headcount in our Water Purification and Filtration segment and severance expense related to the relocation of our Medivators’ manufacturing operations from the Netherlands to the United States; and an increase of approximately $160,000 as a result of translating general and administrative expenses of our international subsidiaries using a significantly stronger Canadian dollar and euro against the United States dollar.

                General and administrative expenses increased by $2,328,000, or 14.9%, to $17,924,000 for the six months ended January 31, 2008, from $15,596,000 for the six months ended January 31, 2007, principally due to an increase of approximately $760,000 in compensation expense primarily due to additional headcount in our Water Purification and Filtration segment, severance expense related to the relocation of our Medivators’ manufacturing operations from the Netherlands to the United States and incentive compensation relating to the DSI, Verimetrix and Strong Dental acquisitions; an increase in stock-based compensation expense of $591,000; an increase of $560,000 in amortization expense of intangible assets primarily relating to our acquisitions of GE Water, Twist, DSI, Verimetrix and Strong Dental; and an increase of approximately $390,000 as a result of foreign exchange losses associated with translating certain foreign denominated assets into functional currencies as well as the translation of general and administrative expenses of our international subsidiaries using a significantly stronger Canadian dollar and euro against the United States dollar.

                General and administrative expenses as a percentage of net sales were 14.7% and 15.6% for the three months ended January 31, 2008 and 2007, and 14.8% and 15.3% for the six months ended January 31, 2008 and 2007.

                Research and development expenses (which include continuing engineering costs) decreased by $261,000 to $961,000 for the three months ended January 31, 2008, from $1,222,000 for the three months ended January 31, 2007. For the six months ended January 31, 2008, research and development expenses decreased $437,000 to $1,951,000, from $2,388,000 for the six months ended January 31, 2007. The decrease in research and development expenses for the three and six months ended January 31, 2008, compared with the three and six months ended January 31, 2007, is primarily due to less development work on the European version of our MDS endoscope reprocessor.

                Interest

                Interest expense increased by $496,000 to $1,255,000 for the three months ended January 31, 2008, from $759,000 for the three months ended January 31, 2007. For the six months ended January 31, 2008, interest expense increased by $955,000 to $2,477,000, from $1,522,000 for the six months ended January 31, 2007. For the three and six months ended January 31, 2008, interest expense increased primarily due to the increase in average outstanding borrowings as a result of financing the purchase prices of the acquisitions of GE Water, DSI, Verimetrix and Strong Dental.

Interest income decreased by $10,000 to $150,000 for the three months ended January 31, 2008, from $160,000 for the three months ended January 31, 2007. For the six months ended January 31, 2008, interest income decreased by $153,000 to $297,000, from $450,000 for the six months ended January 31, 2007. For the three and six months ended January 31, 2008, interest income decreased primarily due to a decrease in average cash and cash equivalents.

                Income from continuing operations before income taxes

                Income from continuing operations before income taxes decreased by $296,000 to $3,617,000 for the three months ended January 31, 2008, from $3,913,000 for the three months ended January 31, 2007. For the six months ended January 31, 2008, income from continuing operations before income taxes decreased by $183,000 to $7,012,000, from $7,195,000 for the six months ended January 31, 2007.

Income taxes

The consolidated effective tax rate was 41.6% and 44.8% for the six months ended January 31, 2008 and 2007, respectively.

Our results of continuing operations for the three and six months ended January 31, 2008 and 2007 reflect income tax expense for our United States operations at its combined federal and state statutory tax rate, which resulted in an overall United States effective tax rate for the six months ended January 31, 2008 of 38.5%. The results of continuing operations for our Canadian subsidiaries reflect an overall effective tax rate for the six months ended January 31, 2008 of 25.0%. A tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the six months ended January 31, 2008 and 2007, thereby causing our overall effective tax rate to exceed the statutory rate. The results of continuing operations for our subsidiaries in Japan and Singapore did not have a significant impact on our overall effective tax rate for the six months ended January 31, 2008 due to the size of those operations relative to our United States, Canada and Netherlands operations.

The decrease in the overall effective tax rate for the six months ended January 31, 2008, compared with the six months ended January 31, 2007, was principally due to the geographic mix of pretax income, including the decrease in losses related to our Netherlands operations for which no income tax benefit was recorded, and the recently enacted Canadian federal statutory tax rate reductions as applied to existing deferred income tax liabilities.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and therefore was adopted on August 1, 2007. The adoption of FIN No. 48 did not have a material effect on our financial position or results of operations since, after our completion of our evaluation, we did not record an increase or decrease to our income taxes payable or deferred tax liabilities related to unrecognized income tax benefits for uncertain tax positions.

                We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. At January 31, 2008 and July 31, 2007, we had liabilities relating to approximately $700,000 of unrecognized tax benefits recorded in our Condensed Consolidated Financial statements. The majority of such unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Therefore, if the unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate on continuing operations. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months. Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2002.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have been insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

                Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense relating to continuing operations recognized in the Condensed Consolidated Statements of Income for the three and six months ended January 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Cost of sales	$8,000	$15,000	$21,000	$14,000
Operating expenses:
Selling	23,000	43,000	52,000	69,000
General and administrative	428,000	153,000	913,000	322,000
Research and development	3,000	6,000	8,000	10,000
Total operating expenses	454,000	202,000	973,000	401,000
Stock-based compensation before income taxes	462,000	217,000	994,000	415,000
Income tax benefits	(184,000)	(68,000)	(388,000)	(173,000)
Total stock-based compensation expense, net of tax	$278,000	$149,000	$606,000	$242,000

For the three and six months ended January 31, 2008 and 2007, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense. Total stock-based compensation expense, net of tax, decreased both basic and diluted earnings per share from continuing operations by $0.02 and $0.01 for the three months ended January 31, 2008 and 2007, respectively, and by $0.04 and $0.02 for the six months ended January 31, 2008 and 2007, respectively.

                Most of our stock option and nonvested stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At January 31, 2008, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,164,000 with a remaining weighted average period of 25 months over which such expense is expected to be recognized.

We determine the fair value of each nonvested stock award using the closing market price of our Common Stock on the date of grant.  In fiscal 2007, 175,000 nonvested stock awards were granted with a weighted average fair value of $16.57. As of January 31, 2008, 155,000 stock awards remain nonvested and outstanding with a weighted average fair value of $16.61. Prior to February 1, 2007, the Company only granted stock options and not stock awards. Such nonvested stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

Additionally, we estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. All options granted during the three and six months ended January 31, 2008 and 2007 are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and six months ended January 31, 2008, the weighted average fair value of all options granted was approximately $4.24 and $5.73, respectively. For the three and six months ended January 31, 2007, the weighted average fair value of all options granted was approximately $5.35 and $5.42, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options was approximately $215,000 and $2,089,000 for the three and six months ended January 31, 2008, respectively, and $132,000 and $2,224,000 for the three and six months ended January 31, 2007, respectively.

                Upon exercise of stock options or grant of nonvested shares, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

                If certain criteria are met when options are exercised, or with respect to incentive stock options the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the six months ended January 31, 2008 and 2007, options exercised resulted in income tax deductions that reduced income taxes payable by $836,000 and $611,000, respectively.

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

Liquidity and Capital Resources

                Working capital

                At January 31, 2008, the Company’s working capital was $51,551,000, compared with $40,760,000 at July 31, 2007. This increase in working capital was principally due to increases in accounts receivable due to an increase in sales, and inventories due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing segment.

                Cash flows from operating activities

                Net cash provided by operating activities was $2,887,000 for the six months ended January 31, 2008, compared with net cash used in operating activities of $4,056,000 for the six months ended January 31, 2007. For the six months ended January 31, 2008, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation and amortization and stock-based compensation expense, partially offset by increases in accounts receivable (due to an increase in sales) and inventories (due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing segment) and a decrease in compensation payable (due to the payment of prior year incentive compensation).

                For the six months ended January 31, 2007, the net cash used in operating activities was primarily due to increases in accounts receivable (due to an increase in sales) and inventories (due to planned increases in stock levels of certain products) and decreases in liabilities of discontinued operations (due to the wind-down of Carsen’s operations) and income taxes payable (due to the timing associated with payments), partially offset by net income after adjusting for depreciation and amortization and stock-based compensation expense and a decrease in assets of discontinued operations (due to the wind-down of Carsen’s operations).

                Net cash provided by operating activities related only to continuing operations was $2,926,000 and $665,000 for the six months ended January 31, 2008 and 2007, respectively.

                Cash flows from investing activities

                Net cash used in investing activities was $16,111,000 and $6,540,000 for the six months ended January 31, 2008 and 2007, respectively. For the six months ended January 31, 2008, the net cash used in investing activities was primarily for the acquisitions of DSI, Verimetrix and Strong Dental, a payment for an acquisition earnout to the former owners of Crosstex and capital expenditures. For the six months ended January 31, 2007, the net cash used in investing activities was primarily for an acquisition earnout payment to the former owners of Crosstex and capital expenditures.

                Cash flows from financing activities

                Net cash provided by financing activities was $10,984,000 for the six months ended January 31, 2008, compared with net cash used in financing activities of $2,348,000 for the six months ended January 31, 2007. For the six months ended January 31, 2008, the net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility primarily related to the acquisitions of DSI, Verimetrix and Strong Dental and the payment of the acquisition earnout to the former owners of Crosstex, partially offset by repayments under the term loan and revolving credit facilities. For the six months ended January 31, 2007, the net cash used in financing activities was primarily attributable to repayments under the term loan facility and the purchases of treasury stock, partially offset by exercises of stock options.

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

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus paid Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen were made following Olympus’ receipt of customer payments for such orders and totaled $368,000. For the three and six months ended January 31, 2007, approximately $126,000 and $300,000, respectively, related to such backlog was recorded as income and reported in income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

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

Cash flows attributable to discontinued operations comprise the following:

	Six Months Ended January 31,
	2008	2007

Net cash used in operating activities	$(39,000)	$(4,721,000)

                Investing and financing activities of our discontinued operations did not result in any net cash for the three and six months ended January 31, 2008 and 2007.

                At January 31, 2008 and July 31, 2007, remaining liabilities of our discontinued operations were $53,000 and $97,000, respectively, and principally related to various taxes expected to be paid by the end of fiscal 2008.

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

During the seven-year period following the expiration of the distribution agreement with Olympus on August 1, 2006, Olympus has the option to provide certain ongoing support functions to its existing customer base of Medivators products, subject to the terms and conditions of the agreement. In addition, Olympus may continue to purchase from Minntech for resale in connection with such support functions, Medivators accessories, consumables, and replacement and repair parts, as well as Rapicide® disinfectant. During the three and six months ended January 31, 2008 and 2007, Olympus continued to purchase such items from us, although we have been gradually converting the sale of such items over to our direct sales and service force.

                Long-term contractual obligations

As of January 31, 2008, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components are as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)

Maturities of the credit facilities	$3,000	$8,000	$10,000	$45,800	$—	$—	$66,800
Expected interest payments under the credit facilities (1)	2,195	4,014	3,397	381	—	—	9,987
Minimum commitments under noncancelable operating leases	1,659	2,918	2,315	1,437	766	1,643	10,738
Minimum commitments under noncancelable capital leases	16	32	32	14	—	—	94
Minimum commitments under license agreement	30	77	116	172	199	2,875	3,469
Deferred compensation and other	108	153	34	406	406	606	1,713
Employment agreements	1,873	1,966	374	145	135	—	4,493
Total contractual obligations	$8,881	$17,160	$16,268	$48,355	$1,506	$5,124	$97,294

(1)  The expected interest payments under the term and revolving credit facilities reflect interest rates of 6.92% and 6.51%, respectively, which were our weighted average interest rates on outstanding borrowings at January 31, 2008.

                Credit facilities

                In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities have been recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $1,139,000 at January 31, 2008.

At February 29, 2008, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At February 29, 2008, the lender’s base rate was 6.0% and the LIBOR rates ranged from 2.82% to 5.46%. The margins applicable to our outstanding borrowings at February 29, 2008 were 0.25% above the lender’s base rate and 1.50% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at January 31, 2008. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.30% at February 29, 2008.

  The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of January 31, 2008, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On January 31, 2008 and February 29, 2008, we had $66,800,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $31,000,000 and $35,800,000 under the term loan facility and the revolving credit facility, respectively.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

License agreement

                On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment.  In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At January 31, 2008, we had minimum future royalty obligations relating to this license agreement of approximately $3,469,000 using the exchange rate at January 31, 2008.

Deferred Compensation

                Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Financing needs

                At January 31, 2008, we had a cash balance of $14,208,000, of which $9,575,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At January 31, 2008, $14,200,000 was available under our United States revolving credit facility, as amended.

Foreign currency

                During the three and six months ended January 31, 2008, compared with the three and six months ended January 31, 2007, the average value of the Canadian dollar increased by approximately 16.5% and 13.2%, respectively, relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to 2007 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall adverse impact for the three and six months ended January 31, 2008, compared with the three and six months ended January 31, 2007, upon our continuing results of operations, net of tax, of approximately $92,000 and $290,000, respectively.

For the three and six months ended January 31, 2008, compared with the three and six months ended January 31, 2007, the value of the euro increased by approximately 12.5% and 11.0%, respectively, relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2007 Form 10-K. Fluctuations in the rates of currency exchange between the euro and the United States dollar had an overall adverse impact for the three and six months ended January 31, 2008, compared with the three and six months ended January 31, 2007, upon our results of operations, net of tax, of approximately $158,000 and $190,000, respectively.

                In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges.

There was one foreign currency forward contract amounting to €725,000 at February 29, 2008 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expires on March 31, 2008. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During the three and six months ended January 31, 2008, such forward contracts were effective in offsetting the impact of the strengthening of the euro on certain assets and liabilities of Minntech’s Netherlands subsidiary that are denominated in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts.

For purposes of translating the balance sheet at January 31, 2008 compared with July 31, 2007, the value of the Canadian dollar increased by approximately 6.4% and the value of the euro increased by approximately 8.4% compared with the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $2,172,000 during the six months ended January 31, 2008, thereby increasing stockholders’ equity.

                Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2008, compared with the three and six months ended January 31, 2007, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

None of our sales contain right-of-return provisions except certain sales of a small portion of our endoscope reprocessing equipment which contain a 15 day right-of-return trial period. Such sales are not recognized as revenue until the 15 day trial period has elapsed. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a portion of our sales of dialysis and healthcare disposable products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental and water purification and filtration customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $595,000 and $854,000 for the three and six months ended January 31, 2008, respectively, and $379,000 and $1,158,000 for the three and six months ended January 31, 2007, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

                Goodwill and Intangible Assets

                Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 1 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2007, management concluded that none of our intangible assets or goodwill was impaired and no impairment indicators are present as of January 31, 2008. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results which management believes to be reasonable.

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

This quarterly report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission (the “SEC”) and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the beliefs and assumptions of management; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

•                  the increasing market share of single-use dialyzers relative to reuse dialyzers in the United States

•                  the adverse impact of consolidation of dialysis providers and our dependence on a single dialysis customer

•                  the adverse impact of consolidation of dental product distributors and our dependence on a concentrated number of such distributors

•                  certain of our businesses are heavily reliant on certain raw materials which have been experiencing price increases

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

                A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2007 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall adverse impact for the three and six months ended January 31, 2008, compared with the three and six months ended January 31, 2007, upon our continuing results of operations and a positive impact on stockholders’ equity, as described in our MD&A.

                Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of Our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Additionally, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2007 Form 10-K. Fluctuations in the rates of currency exchange between the euro and the United States dollar had an overall adverse impact for the three and six months ended January 31, 2008, compared with the three and six months ended January 31, 2007, upon our continuing results of operations, and had a positive impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There was one foreign currency forward contract amounting to €992,000 at January 31, 2008 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars. Such contract expired on February 29, 2008. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and six months ended January 31, 2008, such forward contracts were effective in offsetting the impact on operations of the strengthening of the euro.

                The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar for the three and six months ended January 31, 2008 and 2007 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

                We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the design and operation of our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

                We have evaluated our internal controls over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as described below.

Changes in Internal Control

                On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex. For the three and six months ended January 31, 2008 and 2007, Crosstex represented a material portion of our sales, net income and net assets. As more fully described in our 2007 Form 10-K, we have remedied the significant internal control weaknesses at Crosstex that were identified by us in connection with the due diligence for this acquisition, including the replacement of the existing management information system. The implementation process of this new system commenced during fiscal 2007 and was completed during the three months ended January 31, 2008. During fiscal 2007 and the six months ended January 31, 2008, numerous temporary control improvements have been made to the existing management information system for the interim period before the new system was fully implemented.

On March 30, 2007, we acquired GE Water as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following this acquisition, we have enhanced our internal control process at our Mar Cor subsidiary to ensure that all financial information related to this acquisition is properly reflected in our Consolidated Financial Statements. During the first three months of the six months ended January 31, 2008, substantially all aspects of this acquisition was fully integrated into Mar Cor’s existing internal control structure.

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

                                                None.

ITEM 3.                                                  DEFAULTS UPON SENIOR SECURITIES

                                                None.

ITEM 4.                                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                On January 7, 2008, the Company held its Annual Meeting of Stockholders for the fiscal year ended July 31, 2007. At the meeting, stockholders voted for the election of ten members of the Company’s Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified. Stockholders also voted for ratification of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2008.

A tabulation of the number of votes cast for, against and withhold, as well as the number of abstentions as to each matter voted on, is set forth below. There were no broker non-votes.

1.	Election of Directors	Votes For	Votes Withheld

	Robert L. Barbanell	14,671,562	246,943
	Alan R. Batkin	14,682,463	236,042
	Joseph M. Cohen	14,684,276	234,229
	Charles M. Diker	14,611,482	307,023
	Mark N. Diker	14,594,807	323,698
	Darwin C. Dornbush	9,672,813	5,245,692
	Alan J. Hirschfield	14,673,473	245,032
	R. Scott Jones	14,674,099	244,406
	Elizabeth McCaughey	14,683,336	235,169
	Bruce Slovin	14,673,646	244,859

2.	Ratification of Independent Registered Public Accounting Firm	For	Against	Abstain

		14,472,508	137,939	308,057

ITEM 5.                                                  OTHER INFORMATION

                                                None.

ITEM 6.                                                  EXHIBITS

10(a)	-	Letter Agreement dated as of January 31, 2008 between the Company and Craig A. Sheldon.

10(b)	-	Letter Agreement dated as of January 31, 2008 between the Company and Steven C. Anaya.

31.1	-	Certification of Principal Executive Officer.

31.2	-	Certification of Principal Financial Officer.

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: March 10, 2008

	By:	/s/ R. Scott Jones
R. Scott Jones, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller