Form 10-Q
period 2008-04-30
CANTEL MEDICAL CORP
filed 2008-06-06
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008.

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

(973) 890-7220

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      ☐  No ☒

Number of shares of Common Stock outstanding as of May 31, 2008: 16,418,637.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30,	July 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$19,310	$15,860
Accounts receivable, net of allowance for doubtful accounts of $1,135 at April 30 and $927 at July 31	30,361	30,441
Inventories:
Raw materials	13,329	11,773
Work-in-process	4,047	3,691
Finished goods	14,646	11,856
Total inventories	32,022	27,320
Deferred income taxes	1,605	1,531
Prepaid expenses and other current assets	4,006	1,579
Total current assets	87,304	76,731
Property and equipment, net	38,089	38,577
Intangible assets, net	43,627	44,615
Goodwill	109,485	102,073
Other assets	1,470	1,675
	$279,975	$263,671
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$7,500	$6,000
Accounts payable	10,907	9,630
Compensation payable	5,661	5,946
Earnout payable	—	3,667
Accrued expenses	8,155	8,925
Deferred revenue	2,060	1,706
Liabilities of discontinued operations	—	97
Total current liabilities	34,283	35,971

Long-term debt	56,300	51,000
Deferred income taxes	20,338	19,732
Other long-term liabilities	2,279	1,898

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; April 30 - 17,341,141 shares issued and 16,288,137 shares outstanding; July 31 - 17,129,199 shares issued and 16,116,487 shares outstanding	1,734	1,713
Additional paid-in capital	80,761	76,843
Retained earnings	83,938	77,841
Accumulated other comprehensive income	10,762	8,494
Treasury Stock, at cost; April 30 - 1,053,004 shares; July 31 - 1,012,712 shares	(10,420)	(9,821)
Total stockholders’ equity	166,775	155,070
	$279,975	$263,671

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Net sales	$64,178	$54,412	$185,093	$156,531

Cost of sales	41,897	34,203	120,120	98,632

Gross profit	22,281	20,209	64,973	57,899

Expenses:
Selling	7,190	5,958	20,815	17,397
General and administrative	9,923	8,530	27,847	24,126
Research and development	928	1,175	2,879	3,563
Total operating expenses	18,041	15,663	51,541	45,086

Income from continuing operations before interest and income taxes	4,240	4,546	13,432	12,813

Interest expense	1,185	859	3,662	2,381
Interest income	(97)	(156)	(394)	(606)

Income from continuing operations before income taxes	3,152	3,843	10,164	11,038

Income taxes	1,151	1,613	4,067	4,833

Income from continuing operations	2,001	2,230	6,097	6,205

Income from discontinued operations, net of tax	—	18	—	281

Net income	$2,001	$2,248	$6,097	$6,486

Earnings per common share:
Basic:
Continuing operations	$0.12	$0.14	$0.38	$0.40
Discontinued operations	—	—	—	0.02
Net income	$0.12	$0.14	$0.38	$0.42

Diluted:
Continuing operations	$0.12	$0.14	$0.37	$0.39
Discontinued operations	—	—	—	0.01
Net income	$0.12	$0.14	$0.37	$0.40

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2008	2007

Cash flows from operating activities
Net income	$6,097	$6,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,490	3,853
Amortization	4,297	3,509
Stock-based compensation expense	1,483	907
Amortization of debt issuance costs	281	259
Loss on disposal of fixed assets	80	4
Deferred income taxes	(753)	(87)
Excess tax benefits from stock-based compensation	(479)	(487)
Changes in assets and liabilities:
Accounts receivable	1,318	(4,152)
Inventories	(3,533)	(2,256)
Prepaid expenses and other current assets	(1,475)	(423)
Assets of discontinued operations	—	2,029
Accounts payable, deferred revenue and accrued expenses	(134)	1,458
Income taxes payable	156	(3,233)
Liabilities of discontinued operations	(93)	(7,167)
Net cash provided by operating activities	11,735	700

Cash flows from investing activities
Capital expenditures	(3,503)	(3,970)
Proceeds from disposal of fixed assets	14	61
Earnout paid to Crosstex sellers	(3,667)	(3,667)
Acquisition of GE Water	—	(30,447)
Acquisition of DSI	(1,250)	—
Acquisition of Strong Dental, net of cash acquired	(3,711)	—
Acquisition of Verimetrix	(4,956)	—
Other, net	27	27
Net cash used in investing activities	(17,046)	(37,996)

Cash flows from financing activities
Borrowings under revolving credit facility	15,050	30,500
Repayments under term loan facility	(4,500)	(3,000)
Repayments under revolving credit facility	(3,750)	(4,500)
Proceeds from exercises of stock options	848	3,225
Excess tax benefits from stock-based compensation	479	487
Purchases of treasury stock	—	(2,260)
Net cash provided by financing activities	8,127	24,452

Effect of exchange rate changes on cash and cash equivalents	634	197

Increase (decrease) in cash and cash equivalents	3,450	(12,647)
Cash and cash equivalents at beginning of period	15,860	29,898
Cash and cash equivalents at end of period	$19,310	$17,251

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

The Condensed Consolidated Balance Sheet at July 31, 2007 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at each of April 30, 2008 and July 31, 2007. Crosstex International, Inc. (“Crosstex”), Minntech Corporation (“Minntech”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

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

On March 30, 2007, we purchased certain net assets of GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Since the GE Water Acquisition was completed on March 30, 2007, its results of operations are included in our results of operations for the three and nine months ended April 30, 2008 and the portion of our results of operations for the three and nine months ended April 30, 2007 subsequent to the acquisition date. The GE Water Acquisition is included in our Water Purification and Filtration operating segment.

On July 9, 2007, we acquired the net assets of Twist 2 It Inc. (“Twist”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The Twist acquisition had an insignificant affect on our results of operations for the three and nine months ended April

30, 2008 due to the small size of this business, and its results of operations are excluded for the three and nine months ended April 30, 2007. Twist is included in our Healthcare Disposables operating segment.

We acquired certain net assets of Dialysis Services, Inc. (“DSI”) on August 1, 2007, and Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and all of the issued and outstanding stock of Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The acquisitions of DSI, Verimetrix and Strong Dental had an insignificant affect on our results of operations for the three and nine months ended April 30, 2008 subsequent to their respective acquisition dates due to the small size of these businesses. Their results of operations are excluded for the three and nine months ended April 30, 2007. DSI, Verimetrix and Strong Dental are included in the Water Purification and Filtration, Endoscope Reprocessing and Healthcare Disposables segments, respectively.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Note 2.                                                          Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense relating to continuing operations recognized in the Condensed Consolidated Statements of Income for the three and nine months ended April 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Cost of sales	$6,000	$15,000	$27,000	$29,000
Operating expenses:
Selling	25,000	43,000	77,000	112,000
General and administrative	454,000	428,000	1,367,000	750,000
Research and development	4,000	6,000	12,000	16,000
Total operating expenses	483,000	477,000	1,456,000	878,000
Stock-based compensation before income taxes	489,000	492,000	1,483,000	907,000
Income tax benefits	(189,000)	(187,000)	(577,000)	(360,000)
Total stock-based compensation expense, net of tax	$300,000	$305,000	$906,000	$547,000

For the three and nine months ended April 30, 2008 and 2007, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense. Total stock-based compensation expense, net of tax, decreased both basic and diluted earnings per share from continuing operations by $0.02 for each of the three months ended April 30, 2008 and 2007. Total stock-based compensation expense, net of tax, decreased basic and diluted earnings per share from continuing operations by $0.06 for the nine months ended April 30, 2008 and by $0.04 and $0.03, respectively, for the nine months ended April 30, 2007.

Most of our stock option and nonvested stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At April 30, 2008, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $1,240,000 with a remaining weighted average period of 23 months over which such expense is expected to be recognized. On May 23, 2008, the Company granted stock options and nonvested stock awards to its employees for 298,750 and 130,500 shares, respectively. In addition, 15,000 stock options were granted to a new member of our Board of Directors on May 23, 2008. As a result of these grants, total unrecognized stock-based compensation expense, net of tax, at May 31, 2008 related to total nonvested stock options and stock awards is approximately $2,413,000 with a weighted average period of 29 months over which such expense is expected to be recognized.

We determine the fair value of each nonvested stock award using the closing market price of our Common Stock on the date of grant. For the three and nine months ended April 30, 2007, the weighted average fair value of all nonvested stock awards granted was $16.25. Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2007	175,000	$16.57
Canceled	(31,421)	16.25
Vested	(58,580)	16.25
Nonvested stock awards at April 30, 2008	84,999	16.91
Granted	130,500	10.50
Vested	(8,334)	18.50
Nonvested stock awards at May 31, 2008	207,165	$12.81

Prior to February 1, 2007, the Company only granted stock options and not stock awards.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three and nine months ended April 30, 2008 and 2007:

Weighted-Average	Three Months Ended		Nine Months Ended
Black-Scholes Option	April 30,		April 30,
Valuation Assumptions	2008	2007	2008	2007

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	0.340	0.355	0.350	0.370
Risk-free interest rate (2)	2.48%	4.69%	3.73%	4.61%
Expected lives (in years) (3)	4.32	3.81	4.51	4.05

(1) Volatility was based on historical closing prices of our Common Stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

All options granted during the three and nine months ended April 30, 2008 and 2007 were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and nine months ended April 30, 2008, the weighted average fair value of all options granted was approximately $3.24 and $5.16, respectively. For the three and nine months ended April 30, 2007, the weighted average fair value of all options granted was approximately $5.64 and $5.43, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $134,000 and $2,223,000 for the three and nine months ended April 30, 2008, respectively, and $4,249,000 and $6,473,000 for the three and nine months ended April 30, 2007, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2007	1,848,846	$14.55
Granted	47,750	14.64
Canceled	(23,126)	18.09
Exercised	(243,363)	5.95
Outstanding at April 30, 2008	1,630,107	15.79
Granted	313,750	10.50
Canceled	(78,552)	16.75
Outstanding at May 31, 2008	1,865,305	$14.86

Exercisable at July 31, 2007	1,252,427	$14.46

Exercisable at April 30, 2008	1,198,939	$15.97

Upon exercise of stock options or grant of nonvested shares, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised, or with respect to incentive stock options the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the nine months ended April 30, 2008 and 2007, options exercised resulted in income tax deductions that reduced income taxes payable by $1,024,000 and $739,000, respectively.

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

A summary of our equity plans follows:

2006 Incentive Equity Plan

On January 10, 2007, the Company terminated its existing stock option plans and adopted the Cantel Medical Corp. 2006 Incentive Equity Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options (including incentive stock options), restricted stock awards, stock appreciation rights and performance-based awards (collectively “equity awards”) to our employees and non-employee Directors. The 2006 Plan does not permit the granting of discounted options or discounted stock appreciation rights. The maximum number of shares as to which stock options and stock awards may be granted under the 2006 Plan is 1,000,000 shares, of which 500,000 shares are authorized for issuance pursuant to stock options and stock appreciation rights and 500,000 shares are authorized for issuance pursuant to restricted stock and other stock awards. Options outstanding under this plan:

•       were granted at the closing market price at the time of the grant,

•      were granted as stock options that do not qualify as incentive stock options,

•      are usually exercisable in three or four equal annual installments contingent upon being employed by the Company during that period,

•      were granted quarterly on the last day of each of our fiscal quarters to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting to purchase 750 shares (100% are exercisable on the first anniversary of the grant of such options),

•      were granted annually on the last day of our fiscal year to each member of our Board of Directors to purchase 1,500 shares (assuming the individual was still a member of the Board of Directors, 50% are exercisable on the first anniversary of the grant of such options and 50% are exercisable on the second anniversary of the grant of such options),

•      were granted automatically to each newly appointed or elected director to purchase 15,000 shares, and

•       expire five years from the date of the grant.

Restricted stock shares under this plan are restricted solely due to an employment length-of-service requirement which lapses in three equal periods based upon being employed by the Company during that period. At April 30, 2008, options to purchase 131,750 shares of Common Stock were outstanding, and 84,999 stock shares were restricted, under the 2006 Plan. At May

31, 2008, as a result of the stock option and nonvested share awards granted in May 2008, options to purchase 445,500 shares of Common Stock were outstanding and 207,165 stock shares were restricted. At May 31, 2008, 53,750 shares are available for issuance pursuant to stock options and stock appreciation rights and 225,921 shares are available for issuance pursuant to restricted stock and other stock awards. The 2006 Plan expires on November 13, 2016.

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

At April 30, 2008, options to purchase 1,187,107 shares of Common Stock were outstanding under the 1997 Employee Plan. No additional options will be granted under this plan.

1991 Directors’ Plan

A total of 450,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1991 Directors’ Stock Option Plan, which expired in fiscal 2001. All options outstanding at April 30, 2008 under this plan do not qualify as incentive stock options, have a term of ten years and are fully exercisable. At April 30, 2008, options to purchase 23,625 shares of Common Stock were outstanding. No additional options will be granted under this plan.

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

At April 30, 2008, options to purchase 172,875 shares of Common Stock were outstanding under the 1998 Directors’ Plan. No additional options will be granted under this plan.

Non-plan options

We also have 114,750 non-plan options outstanding at April 30, 2008 which have been granted at the closing market price at the time of grant and expire up to a maximum of ten years from the date of grant. These non-plan options do not qualify as incentive stock options.

Note 3.                   Acquisitions

Nine Months ended April 30, 2008

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $2,306,000 was preliminarily assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our Healthcare Disposables reporting segment.

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $3,541,000 was preliminarily assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Endoscope Reprocessing reporting segment.

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $857,000 was preliminarily assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Water Purification and Filtration reporting segment.

The principal reason for the acquisition was the strengthening of our sales and service presence and base of business in a region with a significant concentration of dialysis clinics and healthcare institutions.

The acquisitions of DSI, Verimetrix and Strong Dental had an insignificant effect on our results of operations for the three and nine months ended April 30, 2008 subsequent to the respective dates of the acquisitions due to the small size of these businesses. Their results of operations are excluded for the three and nine months ended April 30, 2007. Pro forma consolidated statements of income data for the three and nine months ended April 30, 2008 and 2007 have not been presented due to the insignificant impact of these acquisitions individually and in the aggregate.

Fiscal 2007

Twist 2 It Inc.

On July 9, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing certain assets of Twist, the owner of a unique, patented, disposable prophy angle for the cleaning and polishing of teeth that eliminates the splatter of saliva, blood and other potential infectious matter. The acquired business had pre-acquisition annual revenues of approximately $1,300,000 and was purchased for $1,915,000, including transaction costs. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $2,043,000 contingent upon the achievement of specified revenue targets over a two year period. Due to the small size of this acquisition, it had an insignificant impact on our results of operations for the three and nine months ended April 30, 2008 and is not included in our results of operations for the three and nine months ended April 30, 2007. Pro forma consolidated statements of income data for the three and nine months ended April 30, 2007 has not been presented due to the insignificant impact of this acquisition.

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

For the three and nine months ended April 30, 2008, GE Water contributed approximately $5,648,000 and $17,368,000 to our net sales and $1,497,000 and $4,627,000 to our gross profit before incremental operating expenses, interest expense associated with the borrowings related to the acquisition and income taxes and may not necessarily be indicative of future operating performance. For the one month ended April 30, 2007 since its acquisition on March 30, 2007, GE Water contributed $1,955,000 to our net sales and $590,000 to gross profit, and did not have a significant impact upon our net income. Pro forma consolidated statements of income data for the three and nine months ended April 30, 2007 have not been presented due to the unavailability of pre-acquisition GE Water financial statements, since GE did not maintain separate financial statements related to these purchased assets.

Note 4.                   Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended  (“SFAS 133”) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes. This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and therefore is effective for our third quarter in fiscal 2009. We are currently in the process of evaluating the effect of SFAS 161.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for business combinations that occur during or after fiscal years beginning after December 15, 2008 and therefore is effective for our fiscal year 2010. We are currently in the process of evaluating the effect of SFAS 141R.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and therefore is effective for our fiscal year 2009. In February 2008, FASB Staff Position No. 157-2, “Effective Date of Statement 157,” was issued which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. We are currently in the process of evaluating the effect of SFAS 157.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and therefore was adopted on August 1, 2007. The adoption of FIN 48 did not have a material effect on our financial position or results of operations, as more fully described in Note 11 to the Condensed Consolidated Financial Statements.

Note 5.                   Accumulated Other Comprehensive Income

The Company’s comprehensive income for the three and nine months ended April 30, 2008 and 2007 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Net income	$2,001,000	$2,248,000	$6,097,000	$6,486,000
Other comprehensive income:
Foreign currency translation, net of tax	96,000	1,760,000	2,268,000	767,000
Comprehensive income	$2,097,000	$4,008,000	$8,365,000	$7,253,000

Note 6.                   Financial Instruments

We account for derivative instruments and hedging activities in accordance with SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings.

Changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar and British pound, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were two foreign currency forward contracts amounting to €1,348,000 and €657,000 at April 30, 2008 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars and British pounds, respectively. Such contracts expired on May 31, 2008. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and nine months ended April 30, 2008, such forward contracts were effective in offsetting a portion of the impact on operations of the strengthening of the euro. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

As of April 30, 2008, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. We believe that as of April 30, 2008, the fair value of our outstanding borrowings under our credit facilities approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

Note 7.                   Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 1-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $1,438,000 and $4,297,000 for the three and nine months ended April 30, 2008, respectively, and $1,210,000 and $3,509,000 for the three and nine months ended April 30, 2007, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and tradenames. The increase in gross intangible assets at April 30, 2008, compared with July 31, 2007, is primarily due to the acquisitions of DSI, Verimetrix and Strong Dental as further described in Note 3 to the Condensed Consolidated Financial Statements.

The Company’s intangible assets consist of the following:

	April 30, 2008
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$28,708,000	$(9,548,000)	$19,160,000
Technology	9,141,000	(4,377,000)	4,764,000
Brand names	9,546,000	(2,511,000)	7,035,000
Non-compete agreements	2,032,000	(1,002,000)	1,030,000
Patents and other registrations	2,607,000	(190,000)	2,417,000
	52,034,000	(17,628,000)	34,406,000
Trademarks and tradenames	9,221,000	—	9,221,000
Total intangible assets	$61,255,000	$(17,628,000)	$43,627,000

	July 31, 2007
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$28,273,000	$(7,677,000)	$20,596,000
Technology	9,263,000	(3,914,000)	5,349,000
Brand names	9,197,000	(1,755,000)	7,442,000
Non-compete agreements	1,969,000	(769,000)	1,200,000
Patents and other registrations	986,000	(71,000)	915,000
	49,688,000	(14,186,000)	35,502,000
Trademarks and tradenames	9,113,000	—	9,113,000
Total intangible assets	$58,801,000	$(14,186,000)	$44,615,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2008 and the next five years is as follows:

Three month period ending July 31, 2008	$1,425,000
Fiscal 2009	5,295,000
Fiscal 2010	5,023,000
Fiscal 2011	4,710,000
Fiscal 2012	4,245,000
Fiscal 2013	4,172,000

Goodwill changed during fiscal 2007 and the nine months ended April 30, 2008 as follows:

				Water
		Healthcare	Endoscope	Purification		Total
	Dialysis	Disposables	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2006	$8,262,000	$38,210,000	$6,352,000	$12,349,000	$7,398,000	$72,571,000
Acquisitions	—	1,134,000	—	24,126,000	—	25,260,000
Earnout on acquisition	—	3,667,000	—	—	—	3,667,000
Adjustments primarily relating to income tax exposure of acquired businesses	(107,000)	—	—	(152,000)	(14,000)	(273,000)
Foreign curreny translation	—	—	148,000	318,000	382,000	848,000
Balance, July 31, 2007	8,155,000	43,011,000	6,500,000	36,641,000	7,766,000	102,073,000
Acquisitions	—	2,306,000	3,541,000	857,000	—	6,704,000
Foreign curreny translation	—	—	—	317,000	391,000	708,000
Balance, April 30, 2008	$8,155,000	$45,317,000	$10,041,000	$37,815,000	$8,157,000	$109,485,000

On July 31, 2007, we performed impairment studies of the Company’s goodwill and trademarks and tradenames and concluded that such assets were not impaired.

Note 8.                   Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Beginning balance	$1,013,000	$624,000	$1,033,000	$619,000
Acquisitions	—	200,000	28,000	200,000
Provisions	409,000	276,000	1,038,000	690,000
Charges	(342,000)	(206,000)	(1,047,000)	(615,000)
Foreign currency translation	14,000	5,000	42,000	5,000
Ending balance	$1,094,000	$899,000	$1,094,000	$899,000

The warranty provisions and charges during the three and nine months ended April 30, 2008 and 2007 relate principally to the Company’s endoscope reprocessing and water purification products. The increase in the warranty reserve at April 30, 2008, compared with April 30, 2007, is due to additional equipment sales primarily as a result of the recent acquisitions.

Note 9.                   Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities have been recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $1,050,000 at April 30, 2008.

At April 30, 2008, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At April 30, 2008, the lender’s base rate was 5.00% and the LIBOR rates ranged from 2.65% to 5.46%. The margins applicable to our outstanding borrowings at April 30, 2008 were 0.25% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at April 30, 2008. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.30% at April 30, 2008.

  The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex, and Strong Dental) and (ii) our pledge of all of the outstanding shares of

Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of April 30, 2008, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On April 30, 2008, we had $63,800,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $29,500,000 and $34,300,000 under the term loan facility and the revolving credit facility, respectively. The maturities of our credit facilities are described in Note 12 to the Condensed Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Income from continuing operations	$2,001,000	$2,230,000	$6,097,000	$6,205,000
Income from discontinued operations	—	18,000	—	281,000
Net income	$2,001,000	$2,248,000	$6,097,000	$6,486,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	16,176,198	15,644,002	16,086,482	15,539,009

Dilutive effect of equity awards using the treasury stock method and the average market price for the period	172,779	551,370	268,732	524,742

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,348,977	16,195,372	16,355,214	16,063,751

Basic earnings per share:
Continuing operations	$0.12	$0.14	$0.38	$0.40
Discontinued operations	—	—	—	0.02
Net income	$0.12	$0.14	$0.38	$0.42

Diluted earnings per share:
Continuing operations	$0.12	$0.14	$0.37	$0.39
Discontinued operations	—	—	—	0.01
Net income	$0.12	$0.14	$0.37	$0.40

Note 11.                 Income Taxes

The consolidated effective tax rate was 40.0% and 43.8% for the nine months ended April 30, 2008 and 2007, respectively.

Our results of continuing operations for the three and nine months ended April 30, 2008 and 2007 reflect income tax expense for our United States operations at its combined federal and state statutory tax rate, which resulted in an overall United States effective tax rate for the nine months ended April 30, 2008 of 38.0%. The results of continuing operations for our Canadian subsidiaries reflect an overall effective tax rate for the nine months ended April 30, 2008 of 28.8%. A tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the nine months ended April 30, 2008 and 2007, thereby causing our overall effective tax rate to exceed the statutory rate. The results of continuing operations for our subsidiaries in Japan and Singapore did not have a significant impact on our overall effective tax rate for the nine months ended April 30, 2008 due to the size of those operations relative to our United States, Canada and Netherlands operations.

The decrease in the overall effective tax rate for the nine months ended April 30, 2008, compared with the nine months ended April 30, 2007, was principally due to the geographic mix of pretax income, including the decrease in losses related to our Netherlands operations for which no income tax benefit was recorded, and the recently enacted Canadian federal statutory tax rate reductions as applied to existing deferred income tax liabilities.

In July 2006, the FASB issued FIN 48, which clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and therefore was adopted on August 1, 2007. The adoption of FIN 48 did not have a material effect on our financial position or results of operations since, after the completion of our evaluation, we did not record an increase or decrease to our income taxes payable or deferred tax liabilities related to unrecognized income tax benefits for uncertain tax positions.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. At April 30, 2008 and July 31, 2007, we had liabilities relating to approximately $700,000 of unrecognized tax benefits recorded in our Condensed Consolidated Financial statements. The majority of such unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Therefore, if the unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate on continuing operations. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months. Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2002.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have been insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

12.          Commitments and Contingencies

Long-term contractual obligations

As of April 30, 2008, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components are as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$1,500	$8,000	$10,000	$44,300	$—	$—	$63,800
Expected interest payments under the credit facilities (1)	943	3,449	2,831	380	—	—	7,603
Minimum commitments under noncancelable operating leases	830	3,040	2,437	1,555	883	1,726	10,471
Minimum commitments under noncancelable capital leases	8	32	32	14	—	—	86
Minimum commitments under license agreement	15	77	115	171	198	2,859	3,435
Deferred compensation and other	98	153	34	406	406	606	1,703
Employment agreements	824	2,340	374	145	135	—	3,818
Total contractual obligations	$4,218	$17,091	$15,823	$46,971	$1,622	$5,191	$90,916

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 6.93% and 5.14%, respectively, which were our weighted average interest rates on outstanding borrowings at April 30, 2008.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment.  In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At April 30, 2008, we had minimum future royalty obligations related to this license agreement of approximately $3,435,000 using the exchange rate on April 30, 2008.

Deferred Compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment Agreements

We have previously entered into various employment agreements with several executives of the Company, including the former President and Chief Executive Officer. Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, estimated separation benefits and other related costs of approximately $720,000 were recorded in general and administrative expenses in the Condensed Consolidated Statements of Income during the three and nine months ended April 30, 2008. Approximately $600,000 of such amount is not payable until after November 22, 2008, and accordingly, has been reflected above in the table as a required payment during the year ending July 31, 2009.

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

Since the GE Water Acquisition was completed on March 30, 2007, the results of operations of GE Water are included in the accompanying Water Purification and Filtration segment information for the three and nine months ended April 30, 2008 and the one month ended April 30, 2007 subsequent to the acquisition date.

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

One customer accounted for approximately 23% of our Water Purification and Filtration segment net sales and approximately 9% of our consolidated net sales from continuing operations during the three and nine months ended April 30, 2008.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

Three customers collectively accounted for approximately 54% of our Dialysis segment net sales and approximately 20% of our consolidated net sales from continuing operations during the three and nine months ended April 30, 2008.

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

Our Healthcare Disposables segment is reliant on five customers who collectively accounted for approximately 70% of our Healthcare Disposables segment net sales and 17% of our consolidated net sales from continuing operations during the three and nine months ended April 30, 2008.

Endoscope Reprocessing, which includes endoscope disinfection equipment and related accessories, disinfectants and supplies that are sold to hospitals, clinics and physicians. Additionally, this segment includes technical maintenance service on its products.

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

Information as to operating segments is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Net sales:
Water Purification and Filtration	$16,100,000	$12,436,000	$50,122,000	$32,573,000
Dialysis	16,037,000	13,458,000	46,184,000	41,772,000
Healthcare Disposables	15,494,000	14,108,000	43,445,000	43,290,000
Endoscope Reprocessing	12,639,000	10,264,000	34,583,000	28,140,000
All Other	3,908,000	4,146,000	10,759,000	10,756,000
Total	$64,178,000	$54,412,000	$185,093,000	$156,531,000

Operating Income:
Water Purification and Filtration	$1,035,000	$1,343,000	$3,840,000	$2,798,000
Dialysis	2,094,000	1,844,000	6,555,000	5,857,000
Healthcare Disposables	1,970,000	2,079,000	5,780,000	6,959,000
Endoscope Reprocessing	760,000	55,000	1,349,000	(394,000)
All Other	1,016,000	1,187,000	2,372,000	2,677,000
	6,875,000	6,508,000	19,896,000	17,897,000
General corporate expenses	(2,635,000)	(1,962,000)	(6,464,000)	(5,084,000)
Interest expense, net	(1,088,000)	(703,000)	(3,268,000)	(1,775,000)

Income from continuing operations before income taxes	$3,152,000	$3,843,000	$10,164,000	$11,038,000

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

Note 15.                 Discontinued Operations

On July 31, 2006, our wholly-owned subsidiary, Carsen Group Inc. (“Carsen”), closed the sale of substantially all of its assets to Olympus America Inc. and certain of its affiliates (collectively, “Olympus”) under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus. Olympus purchased substantially all of Carsen’s assets other than those related to Carsen’s Medivators business and certain other smaller product lines. Following the closing, Olympus hired substantially all of Carsen’s employees and took over Carsen’s Olympus-related operations (as well as the operations related to the other acquired product lines). The transaction resulted in an after-tax gain of $6,776,000 and was recorded separately on the Consolidated Statement of Income for the year ended July 31, 2006 as gain on disposal of discontinued operations, net of tax. In connection with the transaction, Carsen’s Medivators-related assets as well as certain of its other assets that were not acquired by Olympus were sold to our new Canadian distributor of Medivators products.

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus paid Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen were made following Olympus’ receipt of customer payments for such orders and totaled $368,000. For the three and nine months ended April 30, 2007, approximately $68,000 and $368,000, respectively, related to such backlog was recorded as income and reported in income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

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

Operating results attributable to Carsen’s business are summarized below:

	Three Months Ended	Nine Months Ended
	April 30, 2007	April 30, 2007

Net sales	$68,000	$1,428,000

Income before income taxes	$27,000	$434,000
Income taxes	9,000	153,000
Income from discontinued operations, net of tax	$18,000	$281,000

Included in net sales for the three and nine months ended April 30, 2007 are sales that did not meet the Company’s revenue recognition policy as of July 31, 2006 and $68,000 and $368,000 of backlog payments, respectively.

Cash flows attributable to discontinued operations comprise the following:

	Nine Months Ended April 30,
	2008	2007

Net cash used in operating activities	$(93,000)	$(4,858,000)

Investing and financing activities of our discontinued operations did not result in any net cash for the three and nine months ended April 30, 2008 and 2007.

At July 31, 2007, remaining liabilities of our discontinued operations were $97,000 and principally related to various taxes that were paid prior to April 30, 2008.

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

Results of Operations provides a discussion of the consolidated results of continuing operations for the three and nine months ended April 30, 2008 compared with the three and nine months ended April 30, 2007.

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

•                  Therapeutic Filtration: Hollow fiber membrane filtration and separation technologies for medical applications. (Included in All Other reporting segment.)

•                  Specialty Packaging: Specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. (Included in All Other reporting segment.)

Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 (the “2007 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)

Distributors of our dental products have undergone consolidation during fiscal 2007, which adversely impacted sales of our Healthcare Disposables segment during the nine months ended April 30, 2008 and our fourth quarter of fiscal 2007 due to the loss of some private label business, and with respect to our first quarter of fiscal 2008 and our fourth quarter of fiscal 2007, rationalization of duplicate inventories in the consolidated companies. We cannot predict what impact consolidation in this industry will have on future sales of our healthcare disposable products.

(ii)

Fiscal 2007 acquisitions: We acquired GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”) on March 30, 2007 and Twist 2 It Inc. (“Twist”) on July 9, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(iii)

Acquisitions during the nine months ended April 30, 2008: We acquired Dialysis Services, Inc. (“DSI”) on August 1, 2007, Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(iv)

Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, a charge of approximately $720,000 primarily relating to separation benefits was recorded, which decreased both basic and diluted earnings per share from continuing operations by approximately $0.03 for the three and nine months ended April 30, 2008, as more fully described elsewhere in this MD&A.

(v)

Higher raw material, manufacturing and distribution costs adversely impacted our results of operations for the three and nine months ended April 30, 2008, compared with the three and nine months ended April 30, 2007, as more fully described elsewhere in this MD&A.

(vi)

A stronger Canadian dollar and euro against the United States dollar impacted our results of operations for the three and nine months ended April 30, 2008, compared with the three and nine months ended April 30, 2007, as more fully described elsewhere in this MD&A. The increase in values of the Canadian dollar and euro were approximately 15.0% and 15.5%, respectively, for the three months ended April 30, 2008 compared with the three months ended April 30, 2007, and approximately 13.8% and 12.6%, respectively, for the nine months ended April 30, 2008 compared with the nine months ended April 30, 2007, based upon average exchange rates reported by banking institutions.

Results of Operations

The results of operations described below reflect the continuing operating results of Cantel and its wholly-owned subsidiaries, except where otherwise indicated.

Since the GE Water and Twist acquisitions were completed on March 30, 2007 and July 9, 2007, respectively, their results of operations are included in our results of operations for the three and nine months ended April 30, 2008. The GE Water acquisition is included for the one month ended April 30, 2007 since its acquisition date and the Twist acquisition is excluded from our results of operations for the three and nine months ended April 30, 2007. Additionally, the acquisitions of DSI, Verimetrix and Strong Dental had an insignificant effect on our results of operations for the three and nine months ended April 30, 2008 since their respective acquisition dates due to the small size of these businesses. Their results of operations are excluded for the three and nine months ended April 30, 2007.

The distribution agreements between Olympus America Inc. and certain of its affiliates (collectively, “Olympus”) and our wholly-owned subsidiary, Carsen Group Inc. (“Carsen”), as well as Carsen’s active business operations, terminated on July 31, 2006, as more fully described elsewhere in this MD&A and Note 15 to the Condensed Consolidated Financial Statements. Accordingly, Carsen is reported as a discontinued operation for the three and nine months ended April 30, 2008 and 2007.

For the three and nine months ended April 30, 2008 compared with the three and nine months ended April 30, 2007, discussion herein of our pre-existing business refers to all of our reporting segments with the exception of the operating results of the GE Water Acquisition included in our Water Purification and Filtration reporting segment, as well as the discontinued operations of Carsen.

The following discussion should also be read in conjunction with our 2007 Form 10-K.

The following table gives information as to the net sales from continuing operations and the percentage to the total net sales from continuing operations for each of our reporting segments:

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2008		2007		2008		2007
	(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Water Purification and Filtration	$16,100	25.1	$12,436	22.9	$50,122	27.1	$32,573	20.8
Dialysis	16,037	25.0	13,458	24.7	46,184	24.9	41,772	26.7
Healthcare Disposables	15,494	24.1	14,108	25.9	43,445	23.5	43,290	27.7
Endoscope Reprocessing	12,639	19.7	10,264	18.9	34,583	18.7	28,140	17.9
All Other	3,908	6.1	4,146	7.6	10,759	5.8	10,756	6.9
	$64,178	100.0	$54,412	100.0	$185,093	100.0	$156,531	100.0

Net Sales

Net sales increased by $9,766,000, or 17.9%, to $64,178,000 for the three months ended April 30, 2008 from $54,412,000 for the three months ended April 30, 2007. Net sales of our pre-existing business increased by $6,073,000, or 11.6%, to $58,530,000 for the three months ended April 30, 2008 from $52,457,000 for the three months ended April 30, 2007. Net sales contributed by the GE Water Acquisition for the three months ended April 30, 2008 and one month ended April 30, 2007 were $5,648,000 and $1,955,000, respectively.

Net sales increased by $28,562,000, or 18.2%, to $185,093,000 for the nine months ended April 30, 2008 from $156,531,000 for the nine months ended April 30, 2007. Net sales of our pre-existing business increased by $13,149,000, or 8.5%, to $167,725,000 for the nine months ended April 30, 2008 from $154,576,000 for the nine months ended April 30, 2007. Net sales contributed by the GE Water Acquisition for the nine months ended April 30, 2008 and one month ended April 30, 2007 were $17,368,000 and $1,955,000, respectively.

Net sales were positively impacted for the three and nine months ended April 30, 2008 compared with the three and nine months ended April 30, 2007 by approximately $242,000 and $777,000, respectively, due to the translation of euro net sales primarily of our Endoscope Reprocessing and Dialysis operating segments using a stronger euro against the United States dollar.

In addition, net sales were positively impacted for the three and nine months ended April 30, 2008 compared with the three and nine months ended April 30, 2007 by approximately $206,000 and $660,000, respectively, due to the translation of Canadian dollar net sales primarily of our Water Purification and Filtration operating segment using a stronger Canadian dollar against the United States dollar.

The increase in net sales of our pre-existing business for the three and nine months ended April 30, 2008 was principally attributable to increases in sales of dialysis products, endoscope reprocessing products and services and, with respect to the three months ended April 30, 2008, healthcare disposables products. The increase in net sales of our pre-existing business for the nine months ended April 30, 2008 was also affected by an increase in sales of water purification and filtration products and services during the first six months of the nine months ended April 30, 2008.

Net sales of dialysis products and services increased by 19.2% and 10.6% for the three and nine months ended April 30, 2008, respectively, compared with the three and nine months ended April 30, 2007, primarily due to (i) increased demand from customers, both in the United States and internationally, for dialysate concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) and (ii) higher selling prices primarily on dialysate concentrate, including freight invoiced to customers (related costs of a similar amount are included within cost of sales), to partially offset increased manufacturing and shipping costs. We sell low margin dialysate concentrate to a concentrated number of customers in a highly competitive and price-sensitive market. Although net sales of dialysate concentrate have increased for the three and nine months ended April 30, 2008 compared with the three and nine months ended April 30, 2007, there can be no assurance that we will continue to sell the same volume of low margin dialysate concentrate in the future.

Net sales of endoscope reprocessing products and services increased by 23.1% and 22.9% for the three and nine months ended April 30, 2008, respectively, compared with the three and nine months ended April 30, 2007, primarily due to (i) an increase in demand for our endoscope disinfection equipment internationally, product service in the United States and disinfectants both internationally and in the United States, (ii) approximately $476,000 and $1,400,000 in incremental net sales for the three and nine months ended April 30, 2008, respectively, due to the acquisition of Verimetrix on September 17, 2007, and (iii) with respect to the first three months of the nine months ended April 30, 2008, approximately $640,000 in higher net sales due to an increase in selling prices of our Medivators endoscope reprocessing equipment and related products and service in the United States as a result of selling directly to our customers and not through a distributor as was done during a significant portion of the three months ended October 31, 2006. Additionally, although this distributor continued to purchase high-level disinfectants, cleaners, and consumables from us and provide product service to our customers during the three and nine months ended April 30, 2008 and 2007, we have been gradually converting the sale of such items to our direct sales and service force at higher selling prices. The increase in demand for our disinfectants and product service is also attributable to the increased field population of equipment and our ability to convert users of competitive disinfectants to our products.

Net sales of healthcare disposable products increased by 9.8% and 0.4% for the three and nine months ended April 30, 2008, respectively, compared with the three and nine months ended April 30, 2007, primarily due to (i) an increase in demand for our face masks and instrument sterilization pouches during the three months ended April 30, 2008, (ii) approximately $550,000 and $1,490,000 in incremental net sales for the three and nine months ended April 30, 2008, respectively, due to the acquisitions of Strong Dental on September 26, 2007 and Twist on July 9, 2007 and (iii) approximately $595,000 and $830,000, respectively, in higher net sales due to an increase in selling prices. Partially offsetting these increases were (i) a high level of demand during the first three months of the nine months ended April 30, 2007 for face mask products due to a heightened awareness of avian flu prevention and (ii) distributors of our dental products had undergone consolidation during 2007, which has adversely impacted sales of our Healthcare Disposables segment due to the loss of some private label business, and with respect to the first three months of the nine months ended April 30, 2008, rationalization of duplicate inventories in the consolidated companies.

Net sales of water purification and filtration products and services from our pre-existing business for the three months ended April 30, 2008 were similar compared with the three months ended April 30, 2007, and increased by 7.0% for the nine months ended April 30, 2008 compared with the nine months ended April 30, 2007, primarily due to an increase in service revenue from the improved density and efficiency of our pre-existing service delivery network partially due to recent acquisitions and an increase in demand for our water purification equipment from dialysis customers. This increase was offset for the three months ended April 30, 2008 and partially offset for the nine months ended April 30, 2008 by a decrease in commercial and industrial (large capital) equipment sales as a result of our decision made in early fiscal 2007 to refocus our efforts on selling large capital equipment with standardized designs instead of customized designs that have historically provided lower profitability.

With respect to GE Water, which is excluded from the above discussion of our pre-existing business, sales of water purification and filtration products and services increased by approximately 8.4% for the three months ended April 30, 2008, compared with the post-acquisition period ended July 31, 2007, due to improved sales opportunities within the installed equipment base of business as a result of combining GE Water with our pre-existing water purification and filtration business.

Increases in selling prices of our products did not have a significant effect on net sales for the three and nine months ended April 30, 2008, except as explained above regarding our Endoscope Reprocessing, Dialysis and Healthcare Disposables segments.

Gross profit

Gross profit increased by $2,072,000, or 10.3%, to $22,281,000 for the three months ended April 30, 2008 from $20,209,000 for the three months ended April 30, 2007. Gross profit of our pre-existing business increased by $1,165,000, or 5.9%, to $20,784,000 for the three months ended April 30, 2008 from $19,619,000 for the three months ended April 30, 2007. Gross profit contributed by the GE Water Acquisition for the three months ended April 30, 2008 and one month ended April 30, 2007 were $1,497,000 and $590,000, respectively.

Gross profit increased by $7,074,000, or 12.2%, to $64,973,000 for the nine months ended April 30, 2008 from $57,899,000 for the nine months ended April 30, 2007. Gross profit of our pre-existing business increased by $3,037,000, or 5.3%, to $60,346,000 for the nine months ended April 30, 2008 from $57,309,000 for the nine months ended April 30, 2007. Gross profit contributed by the GE Water Acquisition for the nine months ended April 30, 2008 and one month ended April 30, 2007 were $4,627,000 and $590,000, respectively.

Gross profit as a percentage of net sales for the three months ended April 30, 2008 and 2007 was 34.7% and 37.1%, respectively. Gross profit as a percentage of net sales of our pre-existing business for the three months ended April 30, 2008 and 2007 was 35.5% and 37.4%, respectively. Gross profit as a percentage of net sales for the GE Water Acquisition for the three months ended April 30, 2008 and one month ended April 30, 2007 were approximately 26.5% and 30.2%, respectively.

Gross profit as a percentage of net sales for the nine months ended April 30, 2008 and 2007 was 35.1% and 37.0%, respectively. Gross profit as a percentage of net sales of our pre-existing business for the nine months ended April 30, 2008 and 2007 was 36.0% and 37.1%, respectively. Gross profit as a percentage of net sales for the GE Water Acquisition for the nine months ended April 30, 2008 was approximately 26.6%.

The gross profit percentage of our pre-existing business for the three and nine months ended April 30, 2008 decreased compared with the three and nine months ended April 30, 2007 primarily due to (i) a change in sales mix, including increases in sales of Renalin® sterilant to large national chains that typically receive more favorable pricing, lower margin dialysate concentrate, and lower margin water purification services, and with respect to the first six months of the nine months ended April 30, 2008 a decrease in sales of certain higher margin healthcare disposables products such as face masks, (ii) an increase in raw material, manufacturing and shipping costs in all of our operating segments, (iii) unabsorbed manufacturing overhead due to the decrease in commercial and industrial (large capital) equipment sales in our Water Purification and Filtration segment, and (iv) inefficiencies in our Water Purification and Filtration segment as a result of the integration of the GE Water Acquisition into our pre-existing business, which is now substantially complete. Partially offsetting these decreases was an increase in gross profit percentage in our Endoscope Reprocessing segment as a result of selling our Medivators brand endoscope reprocessing equipment and related products and service directly to customers through our own United States field sales and service organization instead of through a distributor as was done during a significant portion of the first three months of the nine months ended April 30, 2007. Additionally, although this distributor continued to purchase high-level disinfectants, cleaners, and consumables from us and provide product service to our customers during the three and nine months ended April 30, 2008 and 2007, we have been gradually converting the sale of such high margin items to our direct sales and service force resulting in an increase in gross profit percentage.

With respect to GE Water, which is excluded from the above discussion of our pre-existing business, the gross profit percentage of water purification and filtration products and services decreased to approximately 26.5% for the three months ended April 30, 2008 from 30.2% for the one month ended April 30, 2007 due to increased manufacturing costs.

With respect to the increase in the amount of gross profit (as opposed to the discussion of gross profit percentage), increases in net sales as explained above constitute the most significant factor in the increase in gross profit.

Operating Expenses

Selling expenses increased by $1,232,000, or 20.7%, to $7,190,000 for the three months ended April 30, 2008, from $5,958,000 for the three months ended April 30, 2007, primarily due to higher compensation expense of approximately $1,050,000, including travel costs, primarily relating to increased commissions on increased sales by our endoscope reprocessing direct sales network and additional headcount resulting from the GE Water Acquisition, as well as an increase of approximately $85,000 as a result of translating selling expenses of our international subsidiaries using a significantly stronger Canadian dollar and euro against the United States dollar.

Selling expenses increased by $3,418,000, or 19.6%, to $20,815,000 for the nine months ended April 30, 2008, from $17,397,000 for the nine months ended April 30, 2007, primarily due to higher compensation expense of approximately $2,850,000, including travel costs, primarily relating to increased commissions on increased sales by our endoscope reprocessing direct sales network and additional headcount resulting from the GE Water Acquisition, as well as an increase of approximately $255,000 as a result of translating selling expenses of our international subsidiaries using a significantly stronger Canadian dollar and euro against the United States dollar.

Selling expenses as a percentage of net sales were 11.2% and 10.9% for the three months ended April 30, 2008 and 2007, and 11.2% and 11.1% for the nine months ended April 30, 2008 and 2007.

General and administrative expenses increased by $1,393,000, or 16.3%, to $9,923,000 for the three months ended April 30, 2008, from $8,530,000 for the three months ended April 30, 2007, principally due to the inclusion of approximately $720,000 in estimated separation benefits and other costs related to the resignation of our former President and Chief Executive Officer on April 22, 2008, as more fully described elsewhere in this MD&A; an increase of $228,000 in amortization expense of intangible assets primarily relating to our acquisitions of GE Water, Twist, DSI, Verimetrix and Strong Dental; an increase of approximately $260,000 in compensation expense; and an increase of approximately $150,000 as a result of translating general and administrative expenses of our international subsidiaries using a significantly stronger Canadian dollar and euro against the United States dollar. Partially offsetting these increases was the non-reoccurrence of $137,000 in incentive compensation directly related to the GE Water Acquisition, which was incurred during the three months ended April 30, 2007.

General and administrative expenses increased by $3,721,000, or 15.4%, to $27,847,000 for the nine months ended April 30, 2008, from $24,126,000 for the nine months ended April 30, 2007,

principally due to an increase of approximately $1,020,000 in compensation expense due to additional headcount in our Water Purification and Filtration segment, severance expense related to the relocation of our Medivators’ manufacturing operations from the Netherlands to the United States and incentive compensation relating to the DSI, Verimetrix and Strong Dental acquisitions; an increase of $788,000 in amortization expense of intangible assets primarily relating to our acquisitions of GE Water, Twist, DSI, Verimetrix and Strong Dental; the inclusion of approximately $720,000 in estimated separation benefits and other costs related to the resignation of our former President and Chief Executive Officer on April 22, 2008, as more fully described elsewhere in this MD&A; an increase in stock-based compensation expense of $617,000; and an increase of approximately $540,000 as a result of foreign exchange losses associated with translating certain foreign denominated assets into functional currencies as well as the translation of general and administrative expenses of our international subsidiaries using a significantly stronger Canadian dollar and euro against the United States dollar. Partially offsetting these increases was the non-reoccurrence of $137,000 in incentive compensation directly related to the GE Water Acquisition, which was incurred during the three months ended April 30, 2007.

General and administrative expenses as a percentage of net sales were 15.5% and 15.7% for the three months ended April 30, 2008 and 2007, and 15.0% and 15.4% for the nine months ended April 30, 2008 and 2007.

Research and development expenses (which include continuing engineering costs) decreased by $247,000 to $928,000 for the three months ended April 30, 2008, from $1,175,000 for the three months ended April 30, 2007. For the nine months ended April 30, 2008, research and development expenses decreased by $684,000 to $2,879,000, from $3,563,000 for the nine months ended April 30, 2007. The decrease in research and development expenses for the three and nine months ended April 30, 2008, compared with the three and nine months ended April 30, 2007, is primarily due to less development work on our MDS endoscope reprocessor.

Interest

Interest expense increased by $326,000 to $1,185,000 for the three months ended April 30, 2008, from $859,000 for the three months ended April 30, 2007. For the nine months ended April 30, 2008, interest expense increased by $1,281,000 to $3,662,000, from $2,381,000 for the nine months ended April 30, 2007. For the three and nine months ended April 30, 2008, interest expense increased primarily due to the increase in average outstanding borrowings as a result of financing the purchase prices of the acquisitions of GE Water, DSI, Verimetrix and Strong Dental.

Interest income decreased by $59,000 to $97,000 for the three months ended April 30, 2008, from $156,000 for the three months ended April 30, 2007 primarily due to a decrease in average interest rates. For the nine months ended April 30, 2008, interest income decreased by $212,000 to $394,000, from $606,000 for the nine months ended April 30, 2007 primarily due to a lower average balance of cash and cash equivalents and a decrease in average interest rates.

Income from continuing operations before income taxes

Income from continuing operations before income taxes decreased by $691,000 to $3,152,000 for the three months ended April 30, 2008, from $3,843,000 for the three months ended April 30, 2007. For the nine months ended April 30, 2008, income from continuing operations before income taxes decreased by $874,000 to $10,164,000, from $11,038,000 for the nine months ended April 30, 2007.

Income taxes

The consolidated effective tax rate was 40.0% and 43.8% for the nine months ended April 30, 2008 and 2007, respectively.

Our results of continuing operations for the three and nine months ended April 30, 2008 and 2007 reflect income tax expense for our United States operations at its combined federal and state statutory tax rate, which resulted in an overall United States effective tax rate for the nine months ended April 30, 2008 of 38.0%. The results of continuing operations for our Canadian subsidiaries reflect an overall effective tax rate for the nine months ended April 30, 2008 of 28.8%. A tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the nine months ended April 30, 2008 and 2007, thereby causing our overall effective tax rate to exceed the statutory rate. The results of continuing operations for our subsidiaries in Japan and Singapore did not have a significant impact on our overall effective tax rate for the nine months ended April 30, 2008 due to the size of those operations relative to our United States, Canada and Netherlands operations.

The decrease in the overall effective tax rate for the nine months ended April 30, 2008, compared with the nine months ended April 30, 2007, was principally due to the geographic mix of pretax income, including the decrease in losses related to our Netherlands operations for which no income tax benefit was recorded, and the recently enacted Canadian federal statutory tax rate reductions as applied to existing deferred income tax liabilities.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and therefore was adopted on August 1, 2007. The adoption of FIN 48 did not have a material effect on our financial position or results of operations since, after the completion of our evaluation, we did not record an increase or decrease to our income taxes payable or deferred tax liabilities related to unrecognized income tax benefits for uncertain tax positions.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. At April 30, 2008 and July 31, 2007, we had liabilities relating to approximately $700,000 of unrecognized tax benefits recorded in our Condensed Consolidated Financial statements. The majority of such unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Therefore, if the unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate on continuing operations. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months. Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2002.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have been insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense relating to continuing operations recognized in the Condensed Consolidated Statements of Income for the three and nine months ended April 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Cost of sales	$6,000	$15,000	$27,000	$29,000
Operating expenses:
Selling	25,000	43,000	77,000	112,000
General and administrative	454,000	428,000	1,367,000	750,000
Research and development	4,000	6,000	12,000	16,000
Total operating expenses	483,000	477,000	1,456,000	878,000
Stock-based compensation before income taxes	489,000	492,000	1,483,000	907,000
Income tax benefits	(189,000)	(187,000)	(577,000)	(360,000)
Total stock-based compensation expense, net of tax	$300,000	$305,000	$906,000	$547,000

For the three and nine months ended April 30, 2008 and 2007, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense. Total stock-based compensation expense, net of tax, decreased both basic and diluted earnings per share from continuing operations by $0.02 for each of the three months ended April 30, 2008 and 2007. Total stock-based compensation expense, net of tax, decreased basic and diluted earnings per share from continuing operations by $0.06 for the nine months ended April 30, 2008 and by $0.04 and $0.03, respectively, for the nine months ended April 30, 2007.

Most of our stock option and nonvested stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At April 30, 2008, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $1,240,000 with a remaining weighted average period of 23 months over which such expense is expected to be recognized. On May 23, 2008, the Company granted stock options and nonvested stock awards to its employees for 298,750 and 130,500 shares, respectively. In addition, 15,000 stock options were granted to a new member of our Board of Directors on May 23, 2008. As a result of these grants, total unrecognized stock-based compensation expense, net of tax, at May 31, 2008 related to total nonvested stock options and stock awards is approximately $2,413,000 with a weighted average period of 29 months over which such expense is expected to be recognized.

We determine the fair value of each nonvested stock award using the closing market price of our Common Stock on the date of grant. For the three and nine months ended April 30, 2007, the weighted average fair value of all nonvested stock awards granted was $16.25. Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2007	175,000	$16.57
Canceled	(31,421)	16.25
Vested	(58,580)	16.25
Nonvested stock awards at April 30, 2008	84,999	16.91
Granted	130,500	10.50
Vested	(8,334)	18.50
Nonvested stock awards at May 31, 2008	207,165	$12.81

Prior to February 1, 2007, the Company only granted stock options and not stock awards.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three and nine months ended April 30, 2008 and 2007:

Weighted-Average	Three Months Ended		Nine Months Ended
Black-Scholes Option	April 30,		April 30,
Valuation Assumptions	2008	2007	2008	2007

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	0.340	0.355	0.350	0.370
Risk-free interest rate (2)	2.48%	4.69%	3.73%	4.61%
Expected lives (in years) (3)	4.32	3.81	4.51	4.05

(1) Volatility was based on historical closing prices of our Common Stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

All options granted during the three and nine months ended April 30, 2008 and 2007 were considered to be deductible for tax purposes in the valuation model. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and nine months ended April 30, 2008, the weighted average fair value of all options granted was approximately $3.24 and $5.16, respectively. For the three and nine months ended April 30, 2007, the weighted average fair value of all options granted was approximately $5.64 and $5.43, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $134,000 and $2,223,000 for the three and nine months ended April 30, 2008, respectively, and $4,249,000 and $6,473,000 for the three and nine months ended April 30, 2007, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2007	1,848,846	$14.55
Granted	47,750	14.64
Canceled	(23,126)	18.09
Exercised	(243,363)	5.95
Outstanding at April 30, 2008	1,630,107	15.79
Granted	313,750	10.50
Canceled	(78,552)	16.75
Outstanding at May 31, 2008	1,865,305	$14.86

Exercisable at July 31, 2007	1,252,427	$14.46

Exercisable at April 30, 2008	1,198,939	$15.97

Upon exercise of stock options or grant of nonvested shares, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised, or with respect to incentive stock options the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the nine months ended April 30, 2008 and 2007, options exercised resulted in income tax deductions that reduced income taxes payable by $1,024,000 and $739,000, respectively.

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

Liquidity and Capital Resources

Working capital

At April 30, 2008, the Company’s working capital was $53,021,000, compared with $40,760,000 at July 31, 2007. This increase in working capital was principally due to increases in cash, as further explained below, and inventories due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing segment.

Cash flows from operating activities

Net cash provided by operating activities was $11,735,000 and $700,000 for the nine months ended April 30, 2008 and 2007, respectively. For the nine months ended April 30, 2008, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation and amortization and stock-based compensation expense, and a decrease in accounts receivable (due to improved collections), partially offset by increases in inventories (due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing segment) and prepaid expenses (due to the prepayment of certain operating expenses).

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

Net cash provided by operating activities related only to continuing operations was $11,828,000 and $5,558,000 for the nine months ended April 30, 2008 and 2007, respectively.

Cash flows from investing activities

Net cash used in investing activities was $17,046,000 and $37,996,000 for the nine months ended April 30, 2008 and 2007, respectively. For the nine months ended April 30, 2008, the net cash used in investing activities was primarily for the acquisitions of DSI, Verimetrix and Strong Dental, a payment for an acquisition earnout to the former owners of Crosstex and capital expenditures. For the nine months ended April 30, 2007, the net cash used in investing activities was primarily for the GE Water Acquisition, capital expenditures and an acquisition earnout to the former owners of Crosstex.

Cash flows from financing activities

Net cash provided by financing activities was $8,127,000 and $24,452,000 for the nine months ended April 30, 2008 and 2007, respectively. For the nine months ended April 30, 2008, the net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility primarily related to the acquisitions of DSI, Verimetrix and Strong Dental, partially offset by repayments under the term loan and revolving credit facilities. For the nine months ended April 30, 2007, the net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility related to the GE Water Acquisition and proceeds from the exercises of stock options, partially offset by repayments under the term loan and revolving credit facilities and purchases of treasury stock.

Repurchase of shares

On May 13, 2008, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock. Under the repurchase program we may repurchase shares from time-to-time at prevailing prices as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. Repurchases under the program will be made using our available cash or borrowings and may be commenced or suspended at any time or from time-to-time at management’s discretion without prior notice. The repurchase program has a one-year term that expires May 12, 2009. As of May 31, 2008, we have not repurchased any shares under the repurchase program.

Discontinued Operations -Termination of Carsen’s Operations

On July 31, 2006, Carsen closed the sale of substantially all of its assets to Olympus under an Asset Purchase Agreement dated as of May 16, 2006 among Carsen, Cantel and Olympus. Olympus purchased substantially all of Carsen’s assets other than those related to Carsen’s Medivators business and certain other smaller product lines. Following the closing, Olympus hired substantially all of Carsen’s employees and took over Carsen’s Olympus-related operations (as well as the operations related to the other acquired product lines). The transaction resulted in an after-tax gain of $6,776,000 and was recorded separately on the Consolidated Statement of Income for the year ended July 31, 2006 as gain on disposal of discontinued operations, net of tax. In connection with the transaction, Carsen’s Medivators-related assets as well as certain of its other assets that were not acquired by Olympus were sold to our new Canadian distributor of Medivators products.

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus paid Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen were made following Olympus’ receipt of customer payments for such orders and totaled $368,000. For the three and nine months ended April 30, 2007, approximately $68,000 and $368,000, respectively, related to such backlog was recorded as income and reported in income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

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

Cash flows attributable to discontinued operations comprise the following:

	Nine Months Ended April 30,
	2008	2007

Net cash used in operating activities	$(93,000)	$(4,858,000)

Investing and financing activities of our discontinued operations did not result in any net cash for the three and nine months ended April 30, 2008 and 2007.

At July 31, 2007, remaining liabilities of our discontinued operations were $97,000 and principally related to various taxes that were paid prior to April 30, 2008.

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

Notwithstanding the expiration of the distribution agreement with Olympus on August 1, 2006, Olympus has retained the right to purchase from Minntech for resale to certain permitted customers, Medivators accessories, consumables, and replacement and repair parts, as well as Rapicide® disinfectant. Various aspects of such rights expire over the next three years. During the three and nine months ended April 30, 2008 and 2007, Olympus continued to purchase such items from us, although we have been gradually converting the sale of such items over to our direct sales and service force.

Long-term contractual obligations

As of April 30, 2008, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components are as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$1,500	$8,000	$10,000	$44,300	$—	$—	$63,800
Expected interest payments under the credit facilities (1)	943	3,449	2,831	380	—	—	7,603
Minimum commitments under noncancelable operating leases	830	3,040	2,437	1,555	883	1,726	10,471
Minimum commitments under noncancelable capital leases	8	32	32	14	—	—	86
Minimum commitments under license agreement	15	77	115	171	198	2,859	3,435
Deferred compensation and other	98	153	34	406	406	606	1,703
Employment agreements	824	2,340	374	145	135	—	3,818
Total contractual obligations	$4,218	$17,091	$15,823	$46,971	$1,622	$5,191	$90,916

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 6.93% and 5.14%, respectively, which were our weighted average interest rates on outstanding borrowings at April 30, 2008.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities have been recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $1,050,000 at April 30, 2008.

At May 31, 2008, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At May 31, 2008, the lender’s base rate was 5.00% and the LIBOR rates ranged from 2.65% to 5.46%. The margins applicable to our outstanding borrowings at May 31, 2008 were 0.25% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at May 31, 2008. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.30% at May 31, 2008.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of April 30, 2008, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On May 31, 2008, we had $62,800,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $29,500,000 and $33,300,000 under the term loan facility and the revolving credit facility, respectively.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment. In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At April 30, 2008, we had minimum future royalty obligations relating to this license agreement of approximately $3,435,000 using the exchange rate at April 30, 2008.

Deferred Compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment Agreements

We have previously entered into various employment agreements with several executives of the Company, including the former President and Chief Executive Officer. Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, estimated separations benefits and other related costs of approximately $720,000 were recorded in general and administrative expenses in the Condensed Consolidated Statements of Income during the three and nine months ended April 30, 2008. Approximately $600,000 of such amount is not payable until after November 22, 2008, and accordingly, has been reflected in the table above as a required payment during the year ending July 31, 2009.

Financing needs

At April 30, 2008, we had a cash balance of $19,310,000, of which $10,424,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At May 31, 2008, $16,700,000 was available under our United States revolving credit facility, as amended.

Foreign currency

During the three and nine months ended April 30, 2008, compared with the three and nine months ended April 30, 2007, the average value of the Canadian dollar increased by approximately 15.0% and 13.8%, respectively, relative to the value of the United States dollar. Changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to 2007 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall adverse impact for the three and nine months ended April 30, 2008, compared with the three and nine months ended April 30, 2007, upon our continuing results of operations, net of tax, of approximately $20,000 and $310,000, respectively.

For the three and nine months ended April 30, 2008, compared with the three and nine months ended April 30, 2007, the value of the euro increased by approximately 15.5% and 12.6%, respectively, relative to the value of the United States dollar. Changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Additionally, financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2007 Form 10-K. Fluctuations in the rates of currency exchange between the euro and the United States dollar and British pound had an overall adverse impact for the three and nine months ended April 30, 2008, compared with the three and nine months ended April 30, 2007, upon our continuing results of operations, net of tax, of approximately $120,000 and $310,000, respectively.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar and British pound on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges.  There were two foreign currency forward contracts amounting to €924,000 and €383,000 at May 31, 2008 which covers certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars and British pounds, respectively. Such contracts expire on June 30, 2008. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. During the three and nine months ended April 30, 2008, such forward contracts were effective in offsetting the impact of the strengthening of the euro on certain assets and liabilities of Minntech’s Netherlands subsidiary that are denominated in United States dollars or British pounds. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts.

For purposes of translating the balance sheet at April 30, 2008 compared with July 31, 2007, the value of the Canadian dollar increased by approximately 5.8% and the value of the euro increased by approximately 13.6% compared with the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $2,268,000 during the nine months ended April 30, 2008, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2008, compared with the three and nine months ended April 30, 2007, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

None of our sales contain right-of-return provisions except certain sales of a small portion of our endoscope reprocessing equipment which contain a 15 day right-of-return trial period. Such sales are not recognized as revenue until the 15 day trial period has elapsed. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a portion of our sales of dialysis and healthcare disposable products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental and water purification and filtration customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $239,000 and $1,093,000 for the three and nine months ended April 30, 2008, respectively, and $243,000 and $1,401,000 for the three and nine months ended April 30, 2007, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products and healthcare disposable products are sold to third party distributors; water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; our endoscope reprocessing products and services are sold primarily to distributors internationally and directly to hospitals and other end-users in the United States; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 1 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2007, management concluded that none of our intangible assets or goodwill was impaired and no impairment indicators are present as of April 30, 2008. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results which management believes to be reasonable.

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

•                  the increasing market share of single-use dialyzers relative to reuse dialyzers in the United States

•                  the adverse impact of consolidation of dialysis providers and our dependence on a concentrated number of dialysis customers

•                  the adverse impact of consolidation of dental product distributors and our dependence on a concentrated number of such distributors

•                  the highly competitive and price-sensitive market for low margin dialysate concentrate and our dependence on a concentrated number of customers

•                  certain of our businesses are heavily reliant on certain raw materials which have been experiencing price increases

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2007 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall adverse impact for the three and nine months ended April 30, 2008, compared with the three and nine months ended April 30, 2007, upon our continuing results of operations and a positive impact on stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of Our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Additionally, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2007 Form 10-K. Fluctuations in the rates of currency exchange between the euro and the United States dollar and British pound had an overall adverse impact for the three and nine months ended April 30, 2008, compared with the three and nine months ended April 30, 2007, upon our continuing results of operations, and had a positive impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar and British pound on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were two foreign currency forward contract amounting to €1,348,000 and €657,000 at April 30, 2008 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars and British pounds, respectively. Such contracts expired on May 31, 2008. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and nine months ended April 30, 2008, such forward contracts were effective in offsetting a portion of the impact on operations of the strengthening of the euro.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar for the three and nine months ended April 30, 2008 and 2007 did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We, under the supervision and with the participation of our President and our Chief Financial Officer, carried out an evaluation of the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the President and the Chief Financial Officer each concluded that the design and operation of our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

We have evaluated our internal controls over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as described below.

Changes in Internal Control

On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex. For the three and nine months ended April 30, 2008 and 2007, Crosstex represented a material portion of our sales, net income and net assets. As more fully described in our 2007 Form 10-K, we have remedied the significant internal control weaknesses at Crosstex that were identified by us in connection with the due diligence for this acquisition, including the replacement of the existing management information system. The implementation process of this new system commenced during fiscal 2007 and was completed during the three months ended January 31, 2008. During fiscal 2007 and the nine months ended April 30, 2008, numerous temporary control improvements were made to the existing management information system for the interim period before the new system was fully implemented.

On March 30, 2007, we acquired GE Water as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following this acquisition, we have enhanced our internal control process at our Mar Cor subsidiary to ensure that all financial information related to this acquisition is properly reflected in our Consolidated Financial Statements. During the first three months of the nine months ended April 30, 2008, substantially all aspects of this acquisition was fully integrated into Mar Cor’s existing internal control structure.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase program

On May 13, 2008, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock. Under the repurchase program we may repurchase shares from time-to-time at prevailing prices as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. Repurchases under the program will be made using our available cash or borrowings and may be commenced or suspended at any time or from time-to-time at management’s discretion without prior notice. The repurchase program has a one-year term that expires May 12, 2009. As of May 31, 2008, we have not repurchased any shares under the repurchase program.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS

31.1	-	Certification of Principal Executive Officer.

31.2	-	Certification of Principal Financial Officer.

32	-	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: June 6, 2008

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller