Form 10-K
period 2008-07-31
CANTEL MEDICAL CORP
filed 2008-10-14
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $142,266,947.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the close of business on September 19, 2008: 16,372,531

Documents incorporated by reference:  Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2008 Annual Meeting of Stockholders of Registrant.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission (the “SEC”) and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the beliefs and assumptions of management; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

•                  the adverse impact of consolidation of dialysis providers and our dependence on a concentrated number of dialysis customers

•                  the adverse impact of consolidation of dental product distributors and our dependence on a concentrated number of such distributors

•                  the adverse impact of rising fuel and oil prices on our raw materials and transportation costs

•                  the acquisition of new businesses and successfully integrating and operating such businesses

•                  the increasing market share of single-use dialyzers relative to reuse dialyzers in the United States

•                  the adverse impact of increased competition on selling prices and our ability to compete effectively

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

•                  Specialty Packaging: Specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and temperature sensitive pharmaceutical, medical and other products. (Included in All Other reporting segment).

Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Fiscal 2008 Acquisitions

Acquisition of Strong Dental Products, Inc.

                On September 26, 2007, we expanded our Healthcare Disposables segment by purchasing all of the issued and outstanding stock of privately-held Strong Dental Products, Inc. (“Strong Dental”) for $4,017,000, including transaction costs and assumption of debt. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $700,000 contingent upon the achievement of a specified revenue target over a three year period. Strong Dental designs and markets comfort cushioning and infection control covers for x-ray film and digital x-ray sensors. As a result of this acquisition, Strong Dental products are now sold exclusively through Crosstex’ network of distributors. The acquired business had pre-acquisition annual revenues of approximately $1 million. The results of operations of Strong Dental are included in our results of operations in fiscal 2008 subsequent to September 26, 2007 and are not included in any prior periods. The principal reasons for the acquisition were to (i) leverage the sales and marketing infrastructure of Crosstex by adding a branded, technologically differentiated, and patent-protected product line, (ii) expand into the rapidly growing area of digital radiography as dentists convert from film to digital x-rays, and (iii) add a new product line that focuses on the dental hygienist community, which product will aid in cross-selling the recently launched Patient’s Choice™ line of Crosstex products.

Acquisition of Verimetrix, LLC

                On September 17, 2007, we expanded our Endoscope Reprocessing (Medivators) segment by purchasing certain net assets from Verimetrix, LLC (“Verimetrix”) for $4,906,000, including transaction costs. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $4,025,000 contingent upon the achievement of a specified cumulative revenue target over a six year period. Verimetrix designs, markets and sells the Veriscan™ System, a state-of-the-art endoscope leak detection device that provides customers with superior accuracy, complete automation, and comprehensive electronic record keeping. The acquired business had pre-acquisition annual revenues of approximately $2,000,000. The results of operations of Verimetrix are included in our results of operations in fiscal 2008 subsequent to September 17, 2007 and are not included in any prior periods. The principal reasons for the acquisition were to (i) add a technologically advanced product that fits squarely in our existing customer call pattern for Medivators products; (ii) leverage our national, direct hospital field sales force and their in-depth knowledge of the endoscopy market; and (iii) equip our sales force with a broad and comprehensive product line ranging from pre-cleaning detergents, flushing aids and leak testing equipment, to automated disinfection equipment and chemistries.

Acquisition of Dialysis Services, Inc.

On August 1, 2007, we purchased the water-related assets of Dialysis Services, Inc. (“DSI”) for $1,250,000, including transaction costs. DSI, based in Springfield, Tennessee, designs, installs and services high quality water and bicarbonate systems for use in dialysis clinics, hospitals and university settings. The acquired business had pre-acquisition revenues of approximately $1,200,000. The results of operations of DSI are included in our results of operations for the entire fiscal 2008 and are not included in any prior periods. The principal reason for the acquisition was the strengthening of our sales and service presence and base of business in a region with a significant concentration of dialysis clinics and healthcare institutions. The operating results of DSI are included in our Water Purification and Filtration segment.

Reporting Segments

The following table gives information as to the percentage of consolidated net sales from continuing operations accounted for by each of our reporting segments:

	Year Ended July 31,
	2008	2007	2006
	%	%	%

Water Purification and Filtration	27.5	22.4	18.9
Dialysis	24.1	26.8	30.7
Healthcare Disposables	23.5	26.3	28.3
Endoscope Reprocessing	18.8	17.8	15.8
All Other	6.1	6.7	6.3
	100.0	100.0	100.0

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

Water Purification and Filtration

General

We design, develop, manufacture, sell, and service water purification systems and accessories for dialysis and other specific healthcare applications, research laboratories and for pharmaceutical, beverage and commercial industrial customers. These systems provide total purification solutions specific to our customers’ needs and site conditions, ranging from low-volume, reverse osmosis and deionization systems, to high-volume, complete turnkey purification systems. We generally sell the equipment directly to our customers in the United States, Puerto Rico, and Canada and through various third-party distributors in international markets.

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

Our March 30, 2007 acquisition of GE Water’s dialysis business established us as the market leader in the supply of United States Food and Drug Administration (“FDA”) 510(k) cleared water purification systems to the dialysis industry worldwide. During fiscal 2008 over 50% of our sales in this segment were derived from sales and service to dialysis clinics.

Water Purification Equipment

Our product line of water purification systems has been designed to produce “biologically pure” water targeted for use in the healthcare, life sciences, food and beverage, and commercial industrial markets. We have significant expertise in the design and manufacture of water treatment systems designed to meet specific water requirements of the healthcare, life sciences and beverage industries. Such expertise includes “Water for Hemodialysis” and all grades of US Pharmacopeia (USP)  water (i.e., water meeting the FDA enforced standards of the United States Pharmacopeia) including “USP Purified Water” which is an FDA requirement for the labeling of “purified” bottled water. We also package these same technologies and expertise in industrial designs to meet the requirements for high purity water in the commercial industrial markets such as boiler feedwater production or high quality rinsewater production.

Our Biolab™ equipment line includes systems that utilize either chemical or heat disinfection to sanitize the equipment. Our HX product line, introduced in 2007, provides total heat disinfection of the entire water purification system and water distribution loop. Heat disinfection is especially attractive to the life science marketplace as it requires the highest levels of biological purity. Heat sanitization is environmentally friendly and prevents the formation of dangerous biofilms. Heat disinfection has been used in the pharmaceutical industry for years and has been recently introduced in the dialysis market.

The Biolab equipment line of reverse osmosis (RO) machines includes various designs and sizes to meet our customers’ specific requirements. Our standard line of equipment includes the 2200, 3300, 4400, 8400, RODI® combination RO and electro-deionization system, and various heat disinfecting configurations. These product lines are now complemented by the product lines acquired with the GE medical business including the 23G, Zyzatech V and Z series, and the Millenium, the leading medical portable reverse osmosis unit. The combined businesses have a wide product offering that can be configured to serve all of our target markets.

We also offer pretreatment equipment, lab water equipment, a full range of service deionization tanks and specific equipment designed to support the life sciences and industrial markets including peripheral equipment such as carts, bicarbonate and acid delivery systems with central and single mix distribution units, and concentrate systems with central concentrate holding tanks.

Our systems meet water quality and good manufacturing practice standards of the Association for the Advancement of Medical Instrumentation (“AAMI”). We have received 510(k) clearances from the FDA for our Biolab purification equipment and the acquired GE product lines for healthcare applications, our dialysis water purification systems, bicarbonate mix and distribution systems and the Semper Pure portable RO machine.

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

Dialysis

General

We design, develop, manufacture and sell reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Our products are sold in the United States and, to a significantly lesser extent, throughout the world. Our customer base is comprised of large and small dialysis chains as well as independent dialysis clinics. We sell the products in the United States primarily through our own direct distribution network, and in many international markets either directly or under various third-party distribution agreements.

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

Dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing dialyzer reuse compared with single-use. Dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Additionally, dialyzer reuse significantly reduces the negative environmental consequences of single-use dialyzers since it dramatically reduces the amount of medical waste in landfills. Although public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single-use, it is apparent that, despite the cost effectiveness and environmental advantages of dialyzer reuse, the market share of single-use dialyzers has been increasing during the past five years relative to reuse dialyzers.

We believe that approximately one-third of all dialysis procedures in the United States currently reuse dialyzers. This compares to approximately three-fourths reuse reported by the Centers for Disease Control in 2001. We believe that the shift from reuse to single-use dialyzers is principally due to the commitment of Fresenius Medical Care (“Fresenius”), the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, to convert all of its reuse dialysis clinics (including newly acquired clinics) to single-use facilities. Sales to our principal dialysis customer, DaVita, Inc. (“DaVita”), the second largest dialysis chain in the United States and a proponent of reuse, have increased during fiscal 2008. However, a continued decrease in dialyzer reuse in the United States in favor of single-use dialyzers would have an adverse effect on our business. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our dialyzer reprocessing products include the Renatron® II Automated Dialyzer Reprocessing System, the Renalog® RM Data Management System and Renalin® Cold 100 Sterilant, a peracetic acid based sterilant.

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

We also manufacture a comprehensive product line of test strips to measure concentration levels of the peracetic acid chemistries we produce. These test strips ensure that the appropriate concentration of sterilant is maintained throughout the required contact period, in addition to verifying that all sterilant has been removed from the dialyzer prior to patient use. We also sell a variety of dialysis supplies manufactured by third parties.

Our Dialysis segment offers various preventative maintenance programs and repair services to support the effective operation of reprocessing systems over their lifetime. Our field service personnel, dialysis center technicians and international third-party distributors install, maintain, upgrade, repair and troubleshoot equipment.

Dialysate Concentrates

Our renal dialysis treatment products include a line of acid and bicarbonate concentrates, referred to as dialysate concentrates, used by kidney dialysis centers to prepare dialysate, a chemical solution that draws waste products from the patient’s blood through a dialyzer membrane during the hemodialysis treatment. Dialysate concentrates are used in the dialysis process, whether single-use or reuse dialyzers are being utilized. These concentrates are freight sensitive and due to the competitive landscape carry overall lower gross margins in our product portfolio.

Healthcare Disposables

We are a leading manufacturer and reseller of single-use, infection control products used principally in the dental market. We offer a broad selection of core disposable dental products, comprising over 60 categories of dental merchandise, including face masks, towels and bibs, tray covers, saliva ejectors and evacuators, germicidal wipes, plastic cups, sterilization pouches, surface barriers, eyewear, disinfectants and cleaners, hand care products, gloves, prophy angles, cotton products, needles and syringes, scalpels and blades, prophy pastes, and fluoride foams and gels. We believe that we maintain a leading market position in the United States for face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, sterilization pouches and plastic cups used in the dental market. Part of our strategy is to continue developing, licensing and/or acquiring branded products with a differentiated feature set, ideally patent protected. Examples of this are evidenced by our recent acquisitions. In July 2007, we acquired all rights to the unique, patented, disposable Twist®  prophy angle, which cleans and polishes teeth and aids dentists, hygienists and veterinarians in not only eliminating oral splatter, but also improving patient safety and comfort by avoiding frictional heat. In September 2007, we further expanded our Healthcare Disposables segment by purchasing Strong Dental, a designer and marketer of comfort cushioning and infection control covers for x-ray film and digital x-ray sensors, which include solutions for traditional film and phosphor plates (sold under the brand name Edge-Ease®) and a series of patent-protected “all-in-one” comfort cushion, barrier sleeve and positioning aids for the digital radiography environment (sold under the brand names Wrap-Ease™, Sensor Slippers™, BiteWing-Ease™ and

Slip-Ease™). The Twist prophy angle and Strong Dental infection control covers complement the full line of our Crosstex’ Patient’s Choice™ products that include prophy pastes, fluoride foams and gels, and trays, as well as topical anesthetics, which we started selling in February 2007.

We manufacture products accounting for approximately two-thirds of our net sales in this segment. We source the balance of our products from third-party suppliers, certain of which are sold under exclusive distributorship agreements with the suppliers. Overall, approximately 90% of our net sales in this segment relate to products manufactured in the United States. The majority of our healthcare disposable products are sold under the Crosstex® brand name. For certain of our customers, we also produce private label products.

Our healthcare disposable products are sold to approximately 350 wholesale customers in over 90 countries, comprising a significant number of ship-to locations in the United States and, to a lesser extent, in Europe, Japan and elsewhere. The wholesalers generally include major healthcare distributors, group purchasing organizations and co-operatives that sell our products to dental practices as well as medical, veterinary, and educational institutions. In fiscal 2008, we invested in additional field sales and marketing support to work at the national distributor level as well as more closely with the regional and local field sales forces of our distributors.

Endoscope Reprocessing

General

We design, develop, manufacture and sell endoscope reprocessing systems, sterilants and related supplies. Although endoscopes generally can be manually disinfected, there are many problems associated with such methods including the lack of uniform disinfection procedures, personnel exposure to disinfectant fumes and incomplete rinsing that could result in disinfectant residue remaining in or on the endoscope. We believe our endoscope reprocessing equipment offers several advantages over manual immersion in disinfectants. Our products, which meet rigorous high-level disinfection assurance standards and regulations, allow the safe and effective reuse of endoscopes in healthcare facilities throughout the world.

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

Endoscope Reprocessing Products and Services

Our Medivators® product portfolio represents the most comprehensive offerings of capital equipment, chemistries, consumables and services that are used to leak test, clean, and disinfect flexible endoscopes from the point of removal from a patient through to utilization in the next patient procedure.

Our Medivators line of endoscope reprocessing systems includes several automated systems, such as the Advantage™, Advantage Plus™ and DSD-201 systems, which are microprocessor-controlled, dual-basin, asynchronous endoscope disinfection systems, and the SSD-102, which is a single basin version of the DSD-201 system. Our Advantage and Advantage Plus endoscope reprocessing systems represent technologically advanced automated systems designed to be compliant with European standards and to compete against the newest systems both in Europe and North America. We commenced sales of the Advantage platform in Europe in 2004 and in the United States in August 2007 following FDA clearance. All of the automated disinfection machines can be used on a broad variety of endoscopes and are programmable by the user. The dual-basin system can disinfect two endoscopes at a time. We also manufacture the Medivators CER series of countertop semi-automated endoscope reprocessors. These products are more compact, less expensive single and dual endoscope disinfection units.

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

In connection with our endoscope reprocessing business, we manufacture Rapicide® glutaraldehyde-based high-level disinfectant and sterilant, which has FDA 510(k) clearance for a high-level disinfection claim of five minutes at 35 degrees Celsius. This disinfection contact time is currently one of the fastest available of any high-level disinfectant product sold in the United States. Rapicide has superior rinsibility which gives us a competitive market advantage. We also sell Adaspor® peracetic-acid based high-level disinfectant, packaged by a third party in Europe, for the European and Asian markets that can be utilized in a wide variety of single-use or multiple-use systems.

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

Our Endoscope Reprocessing segment offers various preventative maintenance programs, repair services and user training programs to support the effective operation of reprocessing systems over their lifetime. Medivators field service personnel and international third-party distributors install, maintain, upgrade, repair and troubleshoot equipment.

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

Throughout the former distribution arrangement with Olympus, we employed our own personnel to provide clinical sales support activities as well as an internal technical and customer service function, depot maintenance and service and all logistics and distribution services for the Medivators/Olympus customer base. This existing and fully developed infrastructure has continued to be a critical factor in the success of our new direct sales and service strategy. Outside of the United States, the Medivators group has direct sales, marketing, and service capabilities in the Netherlands, and sells through independent distribution partners in the rest of Europe, Canada, Asia, Australia, and Latin America.

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

Specialty Packaging

We provide specialty packaging and temperature control products for the transport of infectious and biological specimens as well as thermally sensitive pharmaceutical and medical products. Additionally, we provide compliance training services for the safe and proper transport of infectious and biological specimens, as defined by various international and national regulatory organizations.

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

Throughout fiscal 2008, we continued the development, production and sales of the Saf-T-Temp™ brand line of phase change materials (PCM) using licensed proprietary thermal technology for temperature-controlled shipments. These phase change materials help maintain thermally sensitive specimens and products, such as vaccines, pharmaceuticals, and diagnostic reagents within a discrete temperature range during shipment. The discipline of “Cold Chain Management” continues to grow as manufacturers of temperature sensitive pharmaceuticals and medical products, as well as clinical laboratories, search for more efficient and cost-effective methods to ensure the viability of their products and/or specimens in accordance with quality control standards.

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

We also manufacture, market and sell a line of Renaflo® II hemofilters. A hemofilter is a device that performs hemofiltration in a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis. The hemofilter removes water, waste products and toxins from the circulating blood of patients while conserving the cellular and protein content of the patient’s blood. Our hemofilter line features no-rinse, polysulfone hollow fiber filters that requires minimal set-up time for healthcare professionals. The hemofilter is available in six different models to meet the clinical needs of neonatal through adult patients.

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

In addition, many of our infection prevention and control products sold in Canada, Europe and Japan are subject to comparable regulations and requirements as those described above. International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties, and tax requirements. For example, as a result of our sales in Europe, we were required to be certified as having a Quality System that meets the ISO 13485-2003 standard.

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

From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. During fiscal 2008, we experienced unprecedented price increases in certain raw materials, including chemicals, paper pulp, and plastics (resins and bottles). In addition, we experienced significant difficulty in obtaining certain chemicals in fiscal 2008 due to apparent shortages by certain suppliers. Although we do not currently foresee extraordinary difficulty in obtaining the materials, sub-assemblies, components, or other supplies necessary for our business operations, we cannot predict if similar difficulties will occur in the future, including further price increases, that may adversely affect our business.

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

As of September 19, 2008, we held 51 United States patents and 46 foreign patents and had 14 United States patents and 28 foreign patents pending.  The majority of our United States and foreign patents, for individual products, are effective for twenty years from the filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country. We believe that the patents in each of our segments are important. In addition, we license from independent third parties under certain patents, trade secrets and other intellectual property, the right to manufacture and sell our Rapicide disinfectant and sterilant (see “—Reporting Segments-Endoscope Reprocessing”) and our phase change material products (see “—Reporting Segments-Other-Specialty Packaging”). These licenses, both of which are long-term, are critical to our commercialization of those products.

Our products and services are sold around the world under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. As of September 19, 2008, we had a total of 401 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as 57 trademark applications pending world-wide.

Seasonality

Our businesses generally are not seasonal in nature.

Principal Customers

None of our customers accounted for 10% or more of our consolidated net sales from continuing operations during fiscal 2008. However, Fresenius and DaVita each accounted for approximately 9% of our consolidated net sales. Olympus America Inc., which was formerly our exclusive distributor of Medivators endoscope reprocessors and related accessories and supplies, accounted for approximately 4%, 5% and 10% of our consolidated net sales from continuing operations during fiscal 2008, 2007 and 2006, respectively.

Except as described below, none of our segments are reliant upon a single customer, or a few customers, the loss of any one or more of which could have a material adverse effect on the segment.

In our Water Purification and Filtration segment, one customer, Fresenius, accounts for approximately 23% of our segment net sales. The loss of a significant amount of business from this customer could have a material adverse effect on our Water Purification and Filtration segment.

Our Healthcare Disposables segment is reliant on five customers who collectively accounted for approximately 70% of Healthcare Disposables segment net sales and 16% of our consolidated net sales from continuing operations during fiscal 2008. Each of these five customers, Henry Schein, Benco Dental, Patterson Dental, Darby Dental Supply and National Distributing and Contracting (and their members), accounted for approximately 10% or more of this segment’s net sales during that period. The loss of a significant amount of business from any of these customers or a further consolidation of such customers could have a material adverse effect on our Healthcare Disposables segment.

During fiscal 2008, two of our customers, DaVita and Fresenius, accounted for approximately 32% and 12%, respectively, of the Dialysis segment net sales. The 12% figure with respect to Fresenius includes sales to dialysis centers formerly owned by RCG, a dialysis chain acquired by Fresenius in March 2006. Due to Fresenius’ conversion of its reuse dialysis clinics (including newly acquired clinics) to single-use facilities, our “RCG-related” sales to Fresenius decreased substantially as clinics were converted. The loss of a significant amount of business from DaVita or Fresenius could have a material adverse effect on our Dialysis segment. See “—Competition” and “Risk Factors.”

Backlog

On September 19, 2008, our consolidated backlog was approximately $13,147,000 compared with approximately $14,880,000 on September 17, 2007. All of the backlog is expected to be recognized as revenue within one year of such date.

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

Segments

Information with respect to competition within our most significant individual segments is as follows:

The Water Purification and Filtration segment has been experiencing increased competition due to a consolidation of suppliers during the past few years. This consolidation has resulted principally from the acquisition by large industrial manufacturers of many of the leading manufacturers of water purification equipment and filtration products. The resulting entities such as GE Water & Process Technologies and Siemens Water Technologies, which are the market leaders in this industry, are significantly larger and have greater financial and other resources available than the smaller companies in the industry such as our Mar Cor Purification business. It remains difficult to assess the long term impact of such consolidation on our business and to project such impact in the future. In addition, this segment has experienced increased pricing pressures in its resin regeneration business. We believe that our ability to successfully compete in the water purification, filtration and disinfectant market derives from our broad product offerings especially after our acquisition of the water dialysis business from GE Water, our combination in fiscal 2005 of the sales and marketing efforts of our two water purification businesses with our related filtration business to form our Mar Cor Purification business, and the high value and quality of our products and services. We believe that by focusing our efforts principally on the dialysis, pharmaceutical, biotech, medical and commercial industrial markets, providing a high level of customer service, and making selective acquisitions, we can continue to grow this segment, despite the continued industry consolidation and pricing pressures.

In our Dialysis segment, our most significant competition comes from manufacturers of single-use dialyzers, particularly Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers. In connection with its acquisition of RCG in March 2006, Fresenius has converted substantially all of its dialysis clinics (including newly acquired clinics) to single-use, which has adversely affected sales of our dialysis products and reprocessing equipment. See “—Reporting Segments–Dialysis,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In our Healthcare Disposables segment, our principal competitors are Kimberly-Clark, 3M ESPE, Tidi Products, Sultan Healthcare, Medicom, Danaher, Dentsply, Alcan, and more generically less expensive imported products from Asia. We believe that our product quality, excellent customer service, and breadth of product line are competitive advantages and are the basis for our success in this segment.

In our Endoscope Reprocessing segment, our principal competitors are Steris, Custom Ultrasonics, Olympus, ASP division of Johnson & Johnson, Metrex, Ruhoff and Ecolab. During the past twelve months, ASP and Steris introduced new model endoscope reprocessors that directly compete with our reprocessors and may adversely impact our ability to maintain our current market share.

Research and Development

Research and development expenses (which include continuing engineering costs) were $4,010,000 and $4,848,000 in fiscal 2008 and 2007, respectively. The majority of our research and development expenses related to our MDS endoscope reprocessor and specialty filtration products. The decrease in research and development expense in fiscal 2008, compared with fiscal 2007, is due to less development work on the European version of our MDS endoscope reprocessor.

Environmental Matters

We anticipate that our compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, will not have any material effect on our capital expenditures, earnings or competitive position.

Employees

As of September 19, 2008, we employed 838 persons of whom 712 are located in the United States, 80 are located in Canada, 28 are located in Europe, Africa and the Middle East, and 18 are located in the Far East. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

We have operations in Canada, Europe, Asia and other areas outside of the United States. These operations involve the same business segments as our domestic operations. For a geographic presentation of revenues and other financial data for the three years ended July 31, 2008, see Note 17 to the Consolidated Financial Statements.

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

Depending on the direction of change relative to the U.S. dollar, foreign currency exchange rate fluctuations can increase or reduce the reported dollar amounts of the Company’s net assets and results of operations. Net income during fiscal 2008 was impacted as a result of foreign currency movements relative to the U.S. dollar. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

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

During the past several years, there has been an increasing consolidation in the dialysis industry, marked by the acquisition by certain major dialysis chains of other major chains, as well as small chains and independents. Such consolidation of dialysis providers has resulted in greater buying power by certain of our customers, which has caused us to reduce or maintain the average selling prices of our dialysis products, thereby reducing net sales and profit margins. The acquisition by DaVita, the second largest dialysis chain in the United States, of Gambro US in October 2005 has had the most significant adverse effect in this regard. During fiscal 2008, DaVita accounted for approximately 32% of net sales of our dialysis segment. In addition, the decrease in sales of low margin dialysate concentrate business continued during fiscal 2008 since Fresenius manufactures dialysate concentrate themselves and therefore provides dialysate concentrate to dialysis centers that they have acquired including RCG dialysis centers, our former major customer. DaVita and certain international customers have also continued their reduction of dialysate concentrate purchases from us due to competitive pricing. Sales in our Dialysis segment were adversely impacted during our fourth quarter of fiscal 2008 and will continue to be adversely impacted during fiscal 2009 due to the loss of some low margin dialysate concentrate business primarily as a result of the highly competitive and price sensitive market for such product.

Because a significant portion of our Water Purification and Filtration, Dialysis and Healthcare Disposables segments net sales comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.

In our Water Purification and Filtration segment, one customer, Fresenius, accounts for approximately 23% of our net sales. The loss of a significant amount of business from this customer could have a material adverse effect on our Water Purification and Filtration segment.

During fiscal 2008, DaVita accounted for approximately 32% of the Dialysis segment net sales. Any shift by this customer away from reuse could have a material adverse effect on our Dialysis segment net sales.

The distribution network in the United States dental industry is concentrated, with relatively few distributors of consumables accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of our Healthcare Disposables segment are highly dependent on our relationships with a limited number of large distributors. During fiscal 2008, the top five customers of our Healthcare Disposables segment accounted for approximately 70% of its net sales, with each of the customers accounting for approximately 10% or more of such segment’s net sales. We are likely to continue to experience a high degree of customer concentration in this segment. Although we do not anticipate that any customers of the Healthcare Disposables segment will account for more than 10% of our net sales on a consolidated basis, the loss or a significant reduction of business from any of the major customers of the Healthcare Disposables segment could adversely affect our results of operations. In addition, because our Healthcare Disposables segment products are sold through third-party distributors, and not directly to end users, we may not be able to control the amount and timing of resources that our distributors devote to our products.

There is no assurance that there will not be a further or continued loss or reduction in business from one or more of our major customers. In addition, we cannot assure that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period.

The consolidation of distributors in the dental industry could result in a reduction in our net sales due to reduced average selling prices of our healthcare disposable products and the loss of private label business.

There has been an increasing consolidation of distributors that sell products in the dental industry. Such consolidation of distributors may result in greater buying power by certain of our customers, which would cause us to reduce the average selling prices of our healthcare disposable products, thereby reducing net sales and profit margins. Additionally, depending on which distributors are acquired by whom, such distributor consolidations may result in the consolidated entity no longer purchasing certain products from us such as private label products manufactured by us but associated with the acquired distributor.

Our businesses are adversely impacted by rising fuel and oil prices and are heavily reliant on certain raw materials.

We purchase raw materials, sub-assemblies, components, and other supplies essential to our operations from numerous suppliers in the United States and abroad. The principal raw materials that we use to conduct operations include chemicals, paper pulp, resin, stainless steel and plastic components.

From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. During fiscal 2008, we experienced unprecedented price increases in certain raw materials due in large part to the rising price of fuel and oil, including chemicals, paper pulp, and plastics (resins and bottles) which had a significant adverse impact on our gross margins. In addition, we experienced significant difficulty in obtaining certain chemicals in fiscal 2008 due to apparent shortages by certain suppliers. Although we do not currently foresee extraordinary difficulty in obtaining the materials, sub-assemblies, components, or other supplies necessary for our business operations, we cannot predict if similar difficulties will occur in the future, including further price increases, that may adversely affect our business.

In addition, rising fuel and oil prices can also have a significant adverse impact on transportation costs related to both the purchasing and delivery of products.  During fiscal 2008, increasing transportation costs had an adverse impact upon our gross margins.

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

We also have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. If future operating results of the acquired business are significantly less than the results anticipated at the time of the acquisition, we may be required to incur impairment charges. At July 31, 2008, our reporting units that are potentially at risk for impairment are Healthcare Disposables and Specialty Packaging, which had average fair values that exceeded book value by modest amounts. For all of our remaining reporting units, average fair value exceeded book value by substantial amounts.

Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States.

Our dialyzer reprocessing products are limited to use by centers that choose to clean, sterilize and reuse dialyzers, rather then discard the dialyzers after a single use. Dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing dialyzer reuse compared with single-use and such dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Although current public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single-use, it is apparent that the market share of single-use dialyzers has been increasing during the past five years relative to reuse dialyzers. We believe that approximately one-third of all dialysis procedures in the United States currently reuse dialyzers. This compares to approximately three-fourths reuse reported by the Centers for Disease Control in 2001.

The shift from reuse to single-use dialyzers is due in large part to the commitment of Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, to convert all of its reuse dialysis clinics (including newly acquired clinics) to single-use facilities. On March 31, 2006, Fresenius acquired RCG, a significant customer of our dialysis reuse products. As Fresenius converts all or substantially all of the dialysis clinics of RCG into single-use facilities, our customer base for dialysis products will continue to decrease. This downward trend has resulted in, and may continue to result in, a decrease in revenues and operating income in our dialysis segment. The continued decrease in dialyzer reuse in the United States in favor of single-use dialyzers could have a material adverse effect on our business. See “Principal Customers,” “—Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations.”

Competition from manufacturing facilities located in China could result in a reduction in our net sales of healthcare disposable products due to reduced average selling prices or our customers no longer purchasing certain products from us.

Despite expensive shipping costs, some of our competitors manufacture certain healthcare disposable products in China due to the very low labor costs in that country. Although we believe the quality of our healthcare disposable products, which are produced in the United States, are superior, our sales in the future may be adversely affected by either loss of sales or reductions in the price of our products as a result of this low cost competition.

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

Our Canadian and Netherlands subsidiaries purchase a portion of their inventories and incur expenses in United States dollars and sell a significant amount of their products in United States dollars and therefore are exposed to foreign exchange gains and losses upon settlement of such items. Similarly, such United States denominated assets and liabilities must be converted into their functional currency when preparing their financial statements, which results in foreign exchange gains and losses. Additionally, the results of operations of our Canadian and Netherlands subsidiaries are translated from their functional currency to United States dollars for purposes of preparing our Consolidated Financial Statements. Therefore, our continuing operations could be materially and adversely affected by fluctuations in the value of the Canadian dollar and euro against the United States dollar or by the imposition of trade barriers, tariff increases or import and export restrictions between the United States, Canada and the European Union. Moreover, a decrease in the value of the Canadian dollar or euro could result in a corresponding reduction in the United States dollar value of our assets that are denominated in Canadian dollars or euros.

Recent deterioration in the economy and credit markets may adversely affect our future results of operations.

Our future business may be adversely affected by the recent deterioration in the general economy and credit markets by potentially causing our customers to slow spending on our products, especially capital equipment. Sales of capital equipment represented approximately 30% of our fiscal 2008 consolidated net sales and are primarily included in our Water Purification and Filtration, Dialysis and Endoscope Reprocessing segments.

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

We own a 21,000 square-foot building in Heerlen, the Netherlands that has served as our European headquarters and has been used as a sales office, manufacturing facility and warehouse for our Dialysis, Endoscope Reprocessing, and Therapeutic operating segments as well as a portion of our Water Purification and Filtration operating segment.  In June 2008, we announced that most of the operations at the facility would be transferred to our Plymouth, Minnesota facility. Consequently, we are seeking to sell the facility in fiscal 2009.

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

*The facility in Sharon is owned by an entity controlled by three of the former owners of Crosstex, two of whom also currently serve as officers of Crosstex.  The entity is currently negotiating the sale of the building to a third party in a transaction under which the buyer will be making substantial improvements in consideration for Crosstex agreeing to enter into a new lease agreement that will provide for increased rental charges.

In addition, we lease office and sales space in Tokyo, Japan; Singapore; and Beijing, China that is used for all of our operating segments other than Healthcare Disposables and Specialty Packaging. We lease office, sales and warehouse space in Lienden, the Netherlands, and Osaka, Japan for our Healthcare Disposables segment.

We lease additional space for our Water Purification and Filtration segment in Downers Grove, Illinois; Norcross, Georgia; Manassas Park, Virginia; Goshen, New York; Orion Township, Michigan; Cleveland, Ohio; Raleigh, North Carolina; Homewood, Alabama; Ethridge, Tennessee; Addison, Texas; Auburn, Washington; Lakeland, Florida; Toronto, Ontario; and Montreal, Quebec. The Downers Grove, Norcross, Toronto and Montreal facilities serve as warehouses and regeneration plants, while the other locations are small storage facilities supporting local service operations.

We also lease additional space for our Specialty Packaging segment in Glen Burnie, Maryland that is used for sales and marketing, warehousing and as a distribution hub.

Net rentals for leased space for fiscal 2008 aggregated approximately $2,849,000 compared with $2,792,000 in fiscal 2007.

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

There was no submission of matters to a vote during the three months ended July 31, 2008.

PART II

Item 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock trades on the New York Stock Exchange under the symbol “CMN.”

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the New York Stock Exchange.

	HIGH	LOW

Year Ended July 31, 2008
First Quarter	$18.00	$13.70
Second Quarter	19.10	11.27
Third Quarter	11.92	9.55
Fourth Quarter	13.05	9.14

Year Ended July 31, 2007
First Quarter	$14.54	$12.70
Second Quarter	17.05	13.73
Third Quarter	19.37	15.38
Fourth Quarter	18.85	14.48

We have not paid any cash dividends on our Common Stock and a change in this policy is not presently under consideration by the Board of Directors. We are not permitted to pay cash dividends on our Common Stock without the consent of our lenders.

On September 19, 2008, the closing price of our Common Stock was $10.31 and we had 365 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in “street name” for more than one beneficial owner.

In May 2008, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock under a repurchase program commencing on June 9, 2008. Under the repurchase program we may repurchase shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program has a one-year term ending on June 8, 2009.

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. Through September 19, 2008, we repurchased an additional 6,500 shares. Therefore, at September 19, 2008, we had repurchased 97,200 shares under the repurchase program at a total average price per share of $9.42 and the maximum number of remaining shares that may be repurchased under the program are 402,800 shares.

In April 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock under a repurchase program that expired on April 12, 2007. We repurchased 464,800 shares under that repurchase program at a total average price per share of $14.02. Of the 464,800 shares, 161,800 and 303,000 shares were repurchased during fiscals 2007 and 2006, respectively.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock for the last five fiscal years with the cumulative total returns on the Russell 2000 index and the Dow Jones US Health Care Equipment & Services index over the same period (assuming an investment of $100 in our common stock and in each of the indexes on July 31, 2003, and where applicable, the reinvestment of all dividends.)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cantel Medical Corp., The Russell 2000 Index

And The Dow Jones US Health Care Equipment & Services Index

*$100 invested on 7/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending July 31.

Copyright © 2008 Dow Jones & Co. All rights reserved.

Item 6.                    SELECTED CONSOLIDATED FINANCIAL DATA.

The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. Dyped and Saf-T-Pak are reflected in the Consolidated Statements of Income Data for fiscals 2008, 2007, 2006, 2005 and the portion of fiscal 2004 subsequent to their acquisitions on September 12, 2003 and June 1, 2004, respectively. Crosstex is reflected in the Consolidated Statements of Income Data for fiscals 2008, 2007 and 2006. GE Water and Twist are reflected in the Consolidated Statements of Income Data for 2008 and the portion of fiscal 2007 subsequent to their acquisitions on March 30, 2007 and July 9, 2007, respectively. DSI, Verimetrix and Strong Dental are reflected in the Consolidated Statements of Income Data for the portion of fiscal 2008 subsequent to their acquisitions on August 1, 2007, September 17, 2007 and September 26, 2007, respectively. DSI, Verimetrix, Strong Dental, Dyped, Saf-T-Pak, Crosstex, GE Water and Twist are not reflected in the results of operations for all other periods presented. Carsen is reflected as a discontinued operation for all years presented.

Consolidated Statements of Income Data
(Amounts in thousands, except per share data)

	Year Ended July 31,
	2008	2007	2006	2005	2004

Net sales	$249,374	$219,044	$192,179	$137,157	$123,041
Cost of sales	161,748	140,032	122,963	83,276	78,103
Gross profit	87,626	79,012	69,216	53,881	44,938
Income from continuing operations before interest expense and income taxes	17,967	16,839	15,344	14,322	9,844
Interest expense, net	4,116	2,737	3,393	940	1,497
Income from continuing operations before income taxes	13,851	14,102	11,951	13,382	8,347
Income taxes	5,158	5,998	5,298	5,487	3,470
Income from continuing operations	8,693	8,104	6,653	7,895	4,877
Income from discontinued operations, net of tax	—	342	10,268	7,610	5,777
Gain on disposal of discontinued operations, net of tax	—	—	6,776	—	—
Net income	$8,693	$8,446	$23,697	$15,505	$10,654

Earnings per common share:
Basic: (1)
Continuing operations	$0.54	$0.52	$0.43	$0.53	$0.34
Discontinued operations	—	0.02	0.66	0.52	0.41
Gain on disposal of discontinued operations	—	—	0.44	—	—
Net income	$0.54	$0.54	$1.53	$1.05	$0.75
Diluted: (1)
Continuing operations	$0.53	$0.50	$0.41	$0.49	$0.32
Discontinued operations	—	0.02	0.63	0.47	0.38
Gain on disposal of discontinued operations	—	—	0.42	—	—
Net income	$0.53	$0.52	$1.46	$0.96	$0.70
Weighted average number of common and common equivalent shares: (1)
Basic	16,116	15,631	15,471	14,830	14,188
Diluted	16,371	16,153	16,276	16,208	15,244

Consolidated Balance Sheets Data

(Amounts in thousands, except per share data)

	July 31,
	2008	2007	2006	2005	2004

Total assets	$279,190	$263,671	$238,227	$165,279	$146,726
Current assets	84,561	76,731	82,448	94,490	73,943
Current liabilities	38,922	35,971	39,097	43,475	27,208
Working capital	45,639	40,760	43,351	51,015	46,735
Long-term debt	50,300	51,000	34,000	—	22,000
Stockholders’ equity	168,712	155,070	140,805	108,626	86,511
Book value per outstanding common share (1)	$10.31	$9.62	$9.14	$7.24	$5.92
Common shares outstanding (1)	16,371	16,116	15,399	15,005	14,612

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

Results of Operations provides a discussion of the consolidated results of continuing operations for fiscal 2008 compared with fiscal 2007, and fiscal 2007 compared with fiscal 2006.

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

Significant Activity

(i)

Distributors of our dental products have undergone consolidation during fiscal 2007, which adversely impacted sales of our Healthcare Disposables segment in fiscal 2008 due to the loss of some private label business, and with respect to our first quarter of fiscal 2008 and our fourth quarter of fiscal 2007, rationalization of duplicate inventories in the consolidated companies. We cannot predict what impact consolidation in this industry will have on future sales of our healthcare disposable products.

(ii)	Higher raw material, manufacturing and distribution costs adversely impacted our results of operations in fiscal 2008, compared with fiscal 2007, as more fully described elsewhere in this MD&A.

(iii)

We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted during our fourth quarter of fiscal 2008 and will continue to be adversely impacted during fiscal 2009 due to the loss of some low margin dialysate concentrate business as a result of the highly competitive and price sensitive market for such product, as more fully described elsewhere in this MD&A.

(iv)

Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, a charge of approximately $720,000 primarily relating to separation benefits was recorded, which decreased both basic and diluted earnings per share from continuing operations by approximately $0.03 in fiscal 2008, as more fully described elsewhere in this MD&A.

(v)

In June 2008, we announced and began executing our plan to restructure our Netherlands manufacturing operations as part of our continuing effort to reduce operating costs and leverage our existing United States infrastructure. As a result of this restructuring, a charge of approximately $365,000 was recorded during the fourth quarter, which decreased both basic and diluted earnings per share from continuing operations by $0.02 in fiscal 2008. An additional charge of approximately $450,000 is expected in fiscal 2009, as more fully described in Note 18 to the Consolidated Financial Statements and elsewhere in this MD&A.

(vi)

A stronger Canadian dollar and Euro against the United States dollar adversely impacted our results of operations during fiscal 2008, compared with fiscal 2007, as more fully described elsewhere in this MD&A. The increase in values of the Canadian dollar and Euro were approximately 11.8% and 13.3%, respectively, compared with fiscal 2007, based upon average exchange rates reported by banking institutions.

(vii)

Fiscal 2008 acquisitions: We acquired the businesses of Dialysis Services, Inc. (“DSI”) on August 1, 2007, Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in “Business — Fiscal 2008 Acquisitions” and Note 3 to the Consolidated Financial Statements.

(viii)

Fiscal 2007 acquisitions: We acquired GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”) on March 30, 2007 and the business of Twist 2 It Inc. (“Twist”) on July 9, 2007, as more fully described in Note 3 to the Consolidated Financial Statements.

(ix)

Fiscal 2006 acquisitions: We acquired Crosstex International Inc. (“Crosstex”) on August 1, 2005 and the business of Fluid Solutions, Inc. (“FSI”) on May 1, 2006, as more fully described in Note 3 to the Consolidated Financial Statements.

(x)

The Olympus distribution agreements with Carsen Group Inc. (“Carsen”), as well as Carsen’s active business operations, terminated on July 31, 2006, as more fully described elsewhere in this MD&A and Note 19 to the Consolidated Financial Statements. Accordingly, Carsen is reported as a discontinued operation for all years presented.

Results of Operations

The results of operations reflect the continuing operating results of Cantel and its wholly-owned subsidiaries, but exclude the operating results of Carsen.

Since the GE Water and Twist acquisitions were completed on March 30, 2007 and July 9, 2007, respectively, their results of operations are included in our results of operations for fiscal 2008 and the portion of fiscal 2007 subsequent to their respective acquisition dates and are not reflected in our results of operations for fiscal 2006.

The acquisitions of DSI, Verimetrix and Strong Dental had an overall insignificant effect on our results of operations for fiscal 2008 since their respective acquisition dates due to the small size of these businesses. Their results of operations are not reflected in our results of operations for fiscal 2007 and 2006.

The distribution agreements between Olympus America Inc. and certain of its affiliates (collectively, “Olympus”) and our wholly-owned subsidiary, Carsen, as well as Carsen’s active business operations, terminated on July 31, 2006, as more fully described elsewhere in this MD&A and Note 19 to the Consolidated Financial Statements. Accordingly, Carsen is reported as a discontinued operation for fiscals 2008, 2007 and 2006.

For fiscal 2008 compared with fiscal 2007, and fiscal 2007 compared with fiscal 2006, discussion herein of our pre-existing business refers to all of our reporting segments with the exception of the operating results of the GE Water Acquisition included in our Water Purification and Filtration reporting segment, as well as the discontinued operations of Carsen.

The following table gives information as to the net sales from continuing operations and the percentage to the total net sales from continuing operations for each of our reporting segments.

	Year Ended July 31,
	2008		2007		2006
	(Dollar Amounts in thousands)
	$	%	$	%	$	%

Water Purification and Filtration	$68,589	27.5	$49,032	22.4	$36,356	18.9
Dialysis	60,075	24.1	58,696	26.8	58,908	30.7
Healthcare Disposables	58,657	23.5	57,610	26.3	54,293	28.3
Endoscope Reprocessing	46,924	18.8	38,941	17.8	30,403	15.8
All Other	15,129	6.1	14,765	6.7	12,219	6.3
	$249,374	100.0	$219,044	100.0	$192,179	100.0

Fiscal 2008 compared with Fiscal 2007

Net sales

Net sales increased by $30,330,000, or 13.8%, to $249,374,000 in fiscal 2008 from $219,044,000 in fiscal 2007. Net sales of our pre-existing business increased by $13,154,000, or 6.2%, to $225,249,000 in fiscal 2008 compared with $212,095,000 in fiscal 2007. Net sales contributed by the GE Water Acquisition in fiscal 2008 and 2007 were $24,125,000 and $6,949,000, respectively.

Net sales were positively impacted in fiscal 2008 compared with fiscal 2007 by approximately $1,040,000 due to the translation of euro net sales primarily of our Endoscope Reprocessing and Dialysis operating segments using a stronger euro against the United States dollar.

In addition, net sales were positively impacted in fiscal 2008 compared with fiscal 2007 by approximately $815,000 due to the translation of Canadian dollar net sales primarily of our Water Purification and Filtration operating segment using a stronger Canadian dollar against the United States dollar.

Although net sales in all of our reporting segments increased in fiscal 2008, the increase in net sales of our pre-existing business in fiscal 2008 was principally attributable to increases in sales of endoscope reprocessing products and services and water purification and filtration products and services.

Net sales of endoscope reprocessing products and services increased by 20.5% in fiscal 2008, compared with fiscal 2007, primarily due to (i) an increase in demand for our endoscope disinfection equipment and disinfectants both internationally and in the United States and product service in the United States, (ii) approximately $1,950,000 in incremental net sales in fiscal 2008 due to the acquisition of Verimetrix on September 17, 2007, and (iii) approximately $1,670,000 in higher net sales due to an increase in selling prices of our Medivators endoscope reprocessing equipment and related products and service in the United States as a result of selling directly to our customers and not through a distributor. Beginning in our second quarter of fiscal 2007, we commenced the sale of equipment directly to our customers in the United States. Although this distributor continued to purchase high-level disinfectants, cleaners, and consumables from us and provide product service to our customers during fiscals 2008 and 2007, we have been gradually converting the sale of such items to our direct sales and service force at higher selling prices. The increase in demand for our disinfectants and product service is also attributable to the increased field population of equipment and our ability to convert users of competitive disinfectants to our products.

Net sales of water purification and filtration products and services from our pre-existing business increased by 5.7% in fiscal 2008 compared with fiscal 2007, primarily due to an increase in demand for our water purification equipment from dialysis customers as well as an increase in service revenue from the improved density and efficiency of our pre-existing service delivery network partially due to recent acquisitions. This increase was partially offset in fiscal 2008 by a decrease in commercial and industrial (large capital) equipment sales as a result of (i) our decision made in early fiscal 2007 to refocus our efforts on selling large capital equipment with standardized designs instead of customized designs that have historically provided lower profitability and (ii) delayed investments in capital equipment by customers due to the softening of the United States economy. Increases in selling prices of our water purification products and services did not have a significant effect on net sales in fiscal 2008 compared with fiscal 2007.

With respect to GE Water, which is excluded from the above discussion of our pre-existing business, average quarterly sales of water purification and filtration products and services in fiscal 2008 were approximately 15% higher when compared with the post-acquisition period ended July 31, 2007, due to improved sales opportunities within the installed equipment base of business as a result of combining GE Water with our pre-existing water purification and filtration business.

Net sales of dialysis products and services increased by 2.3% in fiscal 2008, compared with fiscal 2007, primarily due to (i) increased demand during the first nine months of fiscal 2008 from customers, both in the United States and internationally, for dialysate concentrate (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) and (ii) higher selling prices primarily on dialysate concentrate, including freight invoiced to customers (related costs of a similar amount are included within cost of sales), to partially offset increased manufacturing and shipping costs. This increase in net sales was partially offset by a decrease of approximately $2,600,000, or 27%, in net sales of dialysate concentrate during the three months ended July 31, 2008, compared with the three months ended July 31, 2007, due to the loss of some dialysate concentrate business as a result of the highly competitive and price sensitive market for this low margin commodity product. Due to sales price decreases by some of our competitors, we expect a similar decrease in net sales of our low margin dialysate concentrate product throughout fiscal 2009 as we elect not to pursue unprofitable concentrate sales.

Net sales of healthcare disposable products increased by 1.8% in fiscal 2008, compared with fiscal 2007, primarily due to (i) an increase in demand during the second half of fiscal 2008 for our instrument sterilization pouches, cups, towels and face mask products, (ii) approximately $2,032,000 in incremental net sales in fiscal 2008 due to the acquisitions of Strong Dental on September 26, 2007 and Twist on July 9, 2007 and (iii) approximately $1,639,000 in higher net sales due to an increase in selling prices. Such selling price increases were implemented to offset corresponding supplier cost increases and therefore did not have a significant impact on gross profit. Partially offsetting these increases in 2008 net sales were (i) a high level of demand during the first three months of fiscal 2007 for face mask products due to a heightened awareness of avian flu prevention and (ii) distributors of our dental products had undergone consolidation during 2007, which has adversely impacted sales of our Healthcare Disposables segment in fiscal 2008 due to the loss of some private label business, and with respect to the first three months of fiscal 2008 and our fourth quarter of fiscal 2007, rationalization of duplicate inventories in the consolidated companies.

Net sales contributed by the Therapeutic Filtration operating segment were $8,294,000, an increase of 6.5%, in fiscal 2008 compared with fiscal 2007. The increase in sales in fiscal 2008 was primarily due to the recommencement in February 2007 of sales of filters manufactured by us on an OEM basis for a single customer’s hydration system. This customer had previously experienced a voluntary recall of the system (unrelated to our product) and was not purchasing filters until their sales of hydration systems recommenced. Increases in selling prices of our therapeutic filtration products did not have a significant effect on net sales in fiscal 2008 compared with fiscal 2007.

Net sales contributed by the Specialty Packaging operating segment were $6,835,000, a decrease of 2.1%, in fiscal 2008 compared with fiscal 2007. This decrease in sales was primarily due to decreased customer demand in the United States for our compliance training products due to the timing of orders relating to the government mandated two-year compliance certification period, partially offset by increases in selling prices of approximately $240,000.

Gross profit

Gross profit increased by $8,614,000, or 10.9%, to $87,626,000  in fiscal 2008 from $79,012,000 in fiscal 2007. Gross profit of our pre-existing business increased by $4,197,000, or 5.5%, to $81,205,000 in fiscal 2008  from $77,008,000 in fiscal 2007. Gross profit contributed by the GE Water Acquisition in fiscal 2008 and for the four month period ended July 31, 2007 (since the date of the acquisition) was $6,421,000 and $2,004,000, respectively.

Gross profit as a percentage of net sales in fiscals 2008 and 2007 was 35.1% and 36.1%, respectively. Gross profit as a percentage of net sales of our pre-existing business in fiscals 2008 and 2007 was 36.1% and 36.3%, respectively. Gross profit as a percentage of net sales for the GE Water Acquisition in fiscal 2008 and for the four month period ended July 31, 2007 (since the date of the acquisition) was 26.6% and 28.8%, respectively.

The gross profit percentage of our pre-existing business in fiscal 2008 decreased compared with fiscal 2007 primarily due to (i) a change in sales mix, including increases in sales of Renalin® sterilant to large national chains that typically receive more favorable pricing, and lower margin water purification services, and with respect to the first six months of fiscal 2008 a decrease in sales of certain higher margin healthcare disposables products such as face masks, (ii) an increase in raw material, manufacturing and shipping costs in all of our operating segments, (iii) unabsorbed manufacturing overhead due to the decrease in commercial and industrial (large capital) equipment sales in our Water Purification and Filtration segment, (iv) inefficiencies in our Water Purification and Filtration segment as a result of the integration of the GE Water Acquisition into our pre-existing business, which is now complete, and (v) approximately $275,000 in restructuring charges recorded primarily in our Endoscope Reprocessing segment in our fourth quarter of fiscal 2008 relating to the relocation of our Netherlands manufacturing operations, as more fully described elsewhere in this MD&A. Partially offsetting these decreases was an increase in gross profit percentage in our Endoscope Reprocessing segment as a result of selling our Medivators brand endoscope reprocessing equipment and related products and service directly to customers through our own United States field sales and service organization instead of through a distributor as was done during a significant portion of the first three months of fiscal 2007. Additionally, although this distributor continued to purchase high-level disinfectants, cleaners, and consumables from us and provide product service to our customers during fiscals 2008 and 2007, we have been gradually converting the sale of such high margin items to our direct sales and service force resulting in an increase in gross profit percentage.

With respect to GE Water, which is excluded from the above discussion of our pre-existing business, the gross profit percentage of water purification and filtration products and services decreased to approximately 26.6% in fiscal 2008 from 28.8% for the four months ended July 31, 2007 (since the date of the acquisition) due to increased manufacturing costs.

With respect to the increase in the amount of gross profit (as opposed to the discussion of gross profit percentage), increases in net sales as explained above constitute the most significant factor in the increase in gross profit.

Operating expenses

Selling expenses increased by $4,818,000, or 20.2%, to $28,636,000 in fiscal 2008 from $23,818,000 in fiscal 2007 principally due to higher compensation expense of approximately $3,900,000 (including travel costs) primarily relating to increased commissions on increased sales by our endoscope reprocessing direct sales network and additional headcount resulting from the GE Water Acquisition; an increase of approximately $340,000 in advertising and marketing expense primarily related to our Healthcare Disposables segment; and an increase of approximately $280,000 as a result of translating selling expenses of our international subsidiaries using a significantly stronger Canadian dollar and euro against the United States dollar.

Selling expenses as a percentage of net sales were 11.5% in fiscal 2008 compared with 10.9% in fiscal 2007. Increases in selling expenses as explained above constitute the most significant factor in the higher selling expense as a percentage of net sales.

General and administrative expenses increased by $3,506,000, or 10.5%, to $37,013,000 in fiscal 2008 from $33,507,000 in fiscal 2007 principally due to an increase of approximately $1,200,000 in compensation expense due to additional headcount in our Water Purification and Filtration segment, annual salary increases, severance expense related to the relocation of our Medivators’

manufacturing operations from the Netherlands to the United States and incentive compensation relating to the DSI, Verimetrix and Strong Dental acquisitions; an increase of $782,000 in amortization expense of intangible assets primarily relating to our acquisitions of GE Water, Twist, DSI, Verimetrix and Strong Dental; the inclusion of approximately $720,000 in estimated separation benefits and other costs related to the resignation of our former President and Chief Executive Officer on April 22, 2008, as more fully described elsewhere in this MD&A; an increase in stock-based compensation expense of $520,000; and an increase of approximately $565,000 as a result of foreign exchange losses associated with translating certain foreign denominated assets into functional currencies as well as the translation of general and administrative expenses of our international subsidiaries using a significantly stronger Canadian dollar and euro against the United States dollar. Partially offsetting these increases was the non-reoccurrence of $137,000 in incentive compensation directly related to the GE Water Acquisition, which was incurred during the three months ended April 30, 2007.

General and administrative expenses as a percentage of net sales were 14.8% in fiscal 2008, compared with 15.3% in fiscal 2007.

Research and development expenses (which include continuing engineering costs) were $4,010,000 and $4,848,000 in fiscal 2008 and 2007, respectively. The majority of our research and development expenses related to our MDS endoscope reprocessor and specialty filtration products. The decrease in research and development expense in fiscal 2008, compared with fiscal 2007, is due to less development work on the European version of our MDS endoscope reprocessor.

Interest

Interest expense increased by $1,123,000 to $4,631,000 in fiscal 2008 from $3,508,000 in fiscal 2007 primarily due to the increase in average outstanding borrowings as a result of financing the purchase prices of the acquisitions of GE Water, DSI, Verimetrix and Strong Dental.

Interest income decreased by $256,000 to $515,000 in fiscal 2008 from $771,000 in fiscal 2007 primarily due to a lower average balance of cash and cash equivalents and a decrease in average interest rates.

Income from continuing operations before taxes

Income from continuing operations before income taxes decreased by $251,000 to $13,851,000 in fiscal 2008 from $14,102,000 in fiscal 2007.

Income taxes

The consolidated effective tax rate was 37.2% and 42.5% for fiscal 2008 and 2007, respectively. The decrease in the consolidated effective tax rate was affected principally by the geographic mix of pre-tax income and statutory tax rate reductions as described below.

The majority of our income from continuing operations before income taxes is generated from our United States operations, which had an overall effective tax rate in fiscal 2008 of 34.4%. This low overall effective rate is principally caused by (i) our combined federal and state statutory tax rate of approximately 37.5% as applied to current operations and (ii) recently enacted New York state tax rate reductions as applied to existing deferred income tax liabilities in our Healthcare Disposables segment.

Our Canadian operations had an overall effective tax rate in fiscal 2008 of 22.5%, which overall rate was favorably impacted by recently enacted Canadian federal tax rate reductions as applied to existing deferred income tax liabilities in the Canadian portion of our Water Purification and Filtration business.

A tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for fiscals 2008 and 2007, thereby causing our overall consolidated effective tax rate to exceed the effective tax rates in our United States and Canadian operations. Although we continued to incur an overall loss from our Netherlands operation in fiscal 2008, such loss decreased significantly compared to fiscal 2007. In fiscal 2009, we will be completing the restructuring of our Netherlands operation as described in Note 18 to the Consolidated Financial Statements and elsewhere in this MD&A.

Additionally, during fiscal 2008 we decided to place a full valuation allowance against the NOLs of our Japanese subsidiary, which resulted in the recording of tax expense on the past losses of our subsidiary in Japan. The results of continuing operations for our subsidiary in Singapore did not have a significant impact on our overall effective tax rate for fiscal 2008 due to the size of the operation relative to our United States, Canada and Netherlands operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and therefore was adopted on August 1, 2007. The adoption of FIN 48 did not have a material effect on our financial position or results of operations since, after the completion of our evaluation, we did not record an increase or decrease to our income taxes payable or deferred tax liabilities related to unrecognized income tax benefits for uncertain tax positions.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of our unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Therefore, if the unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate on continuing operations. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on August 1, 2007	$484,000
Lapse of statute of limitations	(57,000)
Unrecognized tax benefits on July 31, 2008	$427,000

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2002.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Consolidated Financial Statements. However, such amounts have been relatively insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2008	2007	2006

Cost of sales	$43,000	$43,000	$50,000
Operating expenses:
Selling	123,000	159,000	141,000
General and administrative	1,778,000	1,258,000	845,000
Research and development	17,000	22,000	20,000
Total operating expenses	1,918,000	1,439,000	1,006,000
Discontinued operations	—	—	122,000
Stock-based compensation before income taxes	1,961,000	1,482,000	1,178,000
Income tax benefits	(758,000)	(490,000)	(248,000)
Total stock-based compensation expense, net of tax	$1,203,000	$992,000	$930,000

The above stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense (which decreased both basic and diluted earnings per share from net income by $0.07,

$0.06 and $0.05 in fiscals 2008, 2007 and 2006, respectively) and an increase to additional capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an  increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period.

Most of our stock option and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At July 31, 2008, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,262,000 with a remaining weighted average period of 27 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised, or with respect to incentive stock options the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. In fiscals 2008 and 2007, options exercised resulted in income tax deductions that reduced income taxes payable by $1,071,000 and $1,137,000, respectively.

We classify the cash flows resulting from excess tax benefits as financing cash flows on our Consolidated Statements of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense (including tax benefits on stock compensation expense that has only been reflected in past pro forma disclosures relating to fiscal years prior to August 1, 2005) which was determined based upon the award’s fair value.

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

Gross profit as a percentage of net sales in fiscals 2007 and 2006 was 36.1% and 36.0%, respectively. Gross profit as a percentage of net sales of our pre-existing business in fiscal 2007 was 36.3%. Gross profit as a percentage of net sales for the GE Water Acquisition for the four month period ended July 31, 2007 was 28.8% (since the date of the acquisition).

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

Liquidity and Capital Resources

Working capital

At July 31, 2008, our working capital was $45,639,000, compared with $40,760,000 at July 31, 2007. This increase in working capital was principally due to increases in cash, as further explained below, and inventories due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing segment.

Cash flows from operating activities

Net cash provided by operating activities was $18,557,000, $5,967,000 and $22,061,000 for fiscal 2008, 2007 and 2006, respectively. With respect to continuing operations only, net cash provided by operating activities was $18,650,000, $10,834,000 and $15,500,000 for fiscals 2008, 2007 and 2006, respectively.

In fiscal 2008, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation and amortization, stock-based compensation expense and deferred income taxes), a decrease in accounts receivable (due to improved collections) and an increase in income taxes payable (due to timing associated with payments), partially offset by increases in inventories (due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing and Healthcare Disposables segments) and prepaid expenses (due to the prepayment of certain operating expenses primarily relating to commissions).

In fiscal 2007, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes), and an increase in accounts payable and accrued expenses (due to increased purchases in July to meet product demand and additional compensation as a result of more personnel, including the additional sales and service personnel of our Endoscope Reprocessing operating segment). These items were partially offset by increases in (i) accounts receivable (due to strong sales in the months of July and June, including sales related to the GE Water Acquisition, and increases in customer prices in our Endoscope Reprocessing operating segment as a result of the direct sales effort) and (ii) inventories (due to planned increases in stock levels of certain products) and decreases in (i) net liabilities of discontinued operations (due to the wind-down of Carsen’s operations including substantial tax payments that were payable in fiscal 2007) and (ii) income taxes payable (due to timing associated with payments).

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

Cash flows from investing activities

Net cash used in investing activities was $18,466,000, $41,535,000 and $45,950,000 in fiscals 2008, 2007 and 2006, respectively. In fiscal 2008, the net cash used in investing activities was primarily for the acquisitions of DSI, Verimetrix and Strong Dental, a payment for an acquisition earnout to the former owners of Crosstex and capital expenditures. In fiscal 2007, the net cash used in investing activities was primarily due to the acquisitions of GE Water and Twist, an earnout payment to the former owners of Crosstex and capital expenditures. In fiscal 2006, the net cash used in investing activities was primarily due to the acquisition of Crosstex and capital expenditures, partially offset by the proceeds received from the sale of our discontinued operations.

Cash flows from financing activities

Net cash provided by financing activities was $1,882,000, $21,082,000 and $20,127,000 in fiscals 2008, 2007 and 2006, respectively. In fiscal 2008, net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility primarily related to the acquisitions of DSI, Verimetrix and Strong Dental and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities and purchases of treasury stock. In fiscal 2007, net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility related to the acquisition of GE Water, net of debt issuance costs, and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities and purchases of treasury stock. In fiscal 2006, net cash provided by financing activities was primarily attributable to borrowings under our credit facilities related to the acquisition of Crosstex, net of debt issuance costs, and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities and purchases of treasury stock.

Repurchase of shares

In May 2008, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock under a repurchase program commencing on June 9, 2008. Under the repurchase program we repurchase shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program has a one-year term ending on June 8, 2009.

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. Through September 19, 2008, we repurchased an additional 6,500 shares. Therefore, at September 19, 2008, we had repurchased 97,200 shares under the repurchase program at a total average price per share of $9.42 and the maximum number of remaining shares that may be repurchased under the program are 402,800 shares.

In April 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock under a repurchase program that expired on April 12, 2007. We repurchased 464,800 shares under that repurchase program at a total average price per share of $14.02. Of the 464,800 shares, 161,800 and 303,000 shares were repurchased during fiscals 2007 and 2006, respectively.

Restructuring activities

During the fourth quarter of fiscal 2008, our management approved and initiated plans to restructure our Netherlands subsidiary by relocating all of our manufacturing operations from the Netherlands to the United States. This action is part of our continuing effort to reduce operating costs and improve efficiencies by leveraging the existing infrastructure of our Minntech operations in Minnesota. The elimination of manufacturing operations in the Netherlands will lead to the end of onsite material management, quality assurance, finance and accounting, human resources and some customer service functions. However, we will continue to maintain a strong marketing, sales, service and technical support presence based in the Netherlands to serve customers throughout Europe, the Middle East and Africa. During the fourth quarter of fiscal 2008, we recorded $365,000 in restructuring expenses, which decreased both basic and diluted earnings per share from continuing operations by approximately $0.02 in fiscal 2008, and expect to incur approximately $450,000 in additional restructuring costs in the first half of fiscal 2009. Any changes to the estimated expenses of executing this restructuring plan will be reflected in our future results of operations. The majority of the restructuring costs are included in our Endoscope Reprocessing segment.

The restructuring costs recorded in fiscal 2008 in our Consolidated Financials Statements and expected to be recorded in fiscal 2009 are as follows:

	Three Months Ended			Fiscal 2009	Total
	July 31, 2008		Accrued at	Expected	Expected
	Costs	Inventory disposal	July 31, 2008	Costs	Costs

Cost of sales:
Unsalable inventory	$211,000	$(96,000)	$115,000	$—	$211,000
Severance	64,000	—	64,000	195,000	259,000
	275,000	(96,000)	179,000	195,000	470,000

General and administrative expenses:
Severance	90,000	—	90,000	177,000	267,000
Other	—	—	—	78,000	78,000
	90,000	—	90,000	255,000	345,000

	$365,000	$(96,000)	$269,000	$450,000	$815,000

Since the above costs are recorded in our Netherlands subsidiary, which has been experiencing losses from its operations, tax benefits on the above costs were not recorded. The unsalable inventory is recorded in inventories as part of our inventory reserve and the accrued severance is recorded in compensation payable in our Consolidated Balance Sheet at July 31, 2008.

As part of the restructuring plan, we intend to sell our Netherlands building and land. At July 31, 2008, these assets had a book value of $1,808,000, net of accumulated depreciation, and are included in property and equipment in our Consolidated Balance Sheet. Such assets will be held and used during the relocation of the manufacturing operations until December 1, 2008. Based on an appraisal obtained in June 2008, a gain of approximately $300,000 may be generated when the building and land are sold. However, due to the deteriorating real estate market and other factors, no assurances can be given as to the timing of the sale and whether a gain or loss on the sale of the facility will ultimately be realized.

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

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus paid Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen were made following Olympus’ receipt of customer payments for such orders and totaled $368,000. In fiscal 2007, the entire $368,000 related to such backlog was recorded as income and reported in income from discontinued operations, net of tax, in the Consolidated Statements of Income.

The $10,000,000 fixed portion of the purchase price was in consideration for (i) Carsen’s customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and certain non-Olympus products distributed by Carsen, (ii) the release of Olympus’ contractual restriction on hiring Carsen personnel, (iii) real property leases (which were assumed or replaced by Olympus) and leasehold improvements, computer and software systems, equipment and machinery, telephone systems, and records related to the acquired assets, and (iv) assisting Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus and certain non-Olympus products in Canada. Cantel has also agreed (on behalf of itself and its affiliates) not to manufacture, distribute, sell or represent for sale in Canada through July 31, 2008 any products that are competitive with the Olympus products formerly sold by Carsen under its Olympus Distribution Agreements.

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

Cash flows attributable to discontinued operations comprise the following:

	Year ended July 31,
	2008	2007	2006

Net cash (used in) provided by operating activities	$(93,000)	$(4,867,000)	$6,561,000
Net cash provided by investing activities	$—	$—	$30,774,000

In fiscal 2008, net cash used in operating activities was due to the payment of Carsen’s remaining liabilities that existed at July 31, 2007, which primarily related to various taxes. In fiscal 2007, net cash used in operating activities was primarily due to the payment of Carsen’s remaining operating costs relating to fiscal 2006, income tax payments and various wind-down costs, partially offset by the collection of the remaining receivables.

In fiscal 2006, net cash provided by investing activities was due to proceeds from disposal of the discontinued operations. Financing activities of our discontinued operations did not result in any net cash in fiscals 2008, 2007 and 2006.

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

Notwithstanding the expiration of the distribution agreement with Olympus on August 1, 2006, Olympus has retained the right to purchase from Minntech for resale to certain permitted customers, Medivators accessories, consumables, and replacement and repair parts, as well as Rapicide® disinfectant. Various aspects of such rights expire over the next three years.  During fiscals 2008 and 2007, Olympus continued to purchase such items from us, although we have been gradually converting the sale of such items over to our direct sales and service force.

Long-term contractual obligations

As of July 31, 2008, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2009	2010	2011	2012	2013	Thereafter	Total

Maturities of the credit facilities	$8,000	$10,000	$40,300	$—	$—	$—	$58,300
Expected interest payments under the credit facilities (1)	2,426	2,062	225	—	—	—	4,713
Minimum commitments under noncancelable operating leases	3,279	2,688	1,694	957	572	1,172	10,362
Minimum commitments under noncancelable capital leases	32	32	13	—	—	—	77
Minimum commitments under license agreement	76	113	169	195	195	2,618	3,366
Deferred compensation and other	255	498	424	281	32	199	1,689
Employment agreements	3,895	3,289	149	139	—	—	7,472
Total contractual obligations	$17,963	$18,682	$42,974	$1,572	$799	$3,989	$85,979

(1)

The expected interest payments under the term and revolving credit facilities reflect interest rates of 4.08% and 4.73%, respectively, which were our interest rates on outstanding borrowings at July 31, 2008.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities have been recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $960,000 at July 31, 2008.

At September 19, 2008, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At September 19, 2008, the lender’s base rate was 5.00% and the LIBOR rates on our outstanding borrowings ranged from 2.65% to 4.95%. The margins applicable to our outstanding borrowings at September 19, 2008 were 0.00% above the lender’s base rate and 1.00% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at September 19, 2008. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected throughout most of fiscal 2009 from any exposure associated with increasing LIBOR rates. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement in July 2008 for the two-year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at September 19, 2008.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of July 31, 2008, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On July 31, 2008 and September 19, 2008, we had $58,300,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $28,000,000 and $30,300,000 under the term loan facility and the revolving credit facility, respectively.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Rent expense related to operating leases for fiscal 2008 was recorded on a straight-line basis and aggregated $3,321,000 compared with $3,531,000 and $2,881,000 for fiscal 2007 and 2006, respectively, which excludes rent expense in fiscal 2006 related to our discontinued operations.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment.  In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At July 31, 2008, we had minimum future royalty obligations of approximately $3,366,000 relating to this license agreement.

Deferred Compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment Agreements

We have previously entered into various employment agreements with several executives of the Company, including the former President and Chief Executive Officer. Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, estimated separation benefits and other related costs of approximately $720,000 were recorded in general and administrative expenses in the Consolidated Statements of Income during fiscal 2008. Approximately $600,000 of such amount is not payable until after November 22, 2008, and accordingly, has been reflected in the table above as a required payment during fiscal 2009.

Financing needs

At July 31, 2008, we had a cash balance of $18,318,000, of which $10,680,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At September 19, 2008, $19,700,000 was available under our United States revolving credit facility, as amended.

Foreign currency

During fiscal 2008, compared with fiscal 2007, the average value of the Canadian dollar increased by approximately 11.8%  relative to the value of the United States dollar. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar favorably affected our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. Overall, fluctuations in the rates of currency exchange between the United States and Canada had an adverse impact in fiscal 2008, compared with fiscal 2007, upon our continuing results of operations of approximately $275,000, net of tax.

During fiscal 2008, compared with fiscal 2007, the value of the euro increased by approximately 13.3% relative to the value of the United States dollar and by approximately 16.5% relative to the value of the British pound. The financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Additionally, changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar and British pound on the conversion of such dollar denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were two foreign currency forward contracts amounting to €838,000 and €420,000 at September 19, 2008 which cover certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars and British pounds, respectively. Such contracts expired on September 30, 2008. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. In fiscal 2008, such forward contracts were partially effective in offsetting the impact of the strengthening of the euro on certain assets and liabilities of Minntech’s Netherlands subsidiary that are denominated in United States dollars or British pounds.

Overall, fluctuations in the rates of currency exchange between the euro and the United States dollar and British pound had an adverse impact in fiscal 2008, compared with fiscal 2007, upon our continuing results of operations of approximately $380,000, net of tax.

For purposes of translating the balance sheet at July 31, 2008 compared with July 31, 2007, the value of the Canadian dollar increased by approximately 4.2% and the value of the euro increased by approximately 13.7% compared with the value of the United States dollar. The total of these currency movements resulted in a foreign currency translation gain of $1,797,000 in fiscal 2008, thereby increasing stockholders’ equity.

Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2008, compared with fiscal 2007, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Inflation

During fiscal 2008, we experienced unprecedented price increases in certain raw materials due in large part to the rising price of fuel and oil, including chemicals, paper pulp, and plastics (resins and bottles), which had a significant adverse impact on our gross margins. Rising fuel and oil prices also had a significant adverse impact on transportation costs related to both the purchasing and delivery of products, which also impacted our gross margins. We implemented price increases for certain of our products, which partially offset these cost increases; however, some of our businesses (primarily the Water Purification and Filtration and Healthcare Disposables segments) were unable to obtain higher selling prices necessary to offset the full impact of such higher costs, which resulted in the loss of gross margin, as more fully described in “Results of Operations.”

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

None of our sales contain right-of-return provisions except certain sales of a small portion of our endoscope reprocessing equipment which contain a 15 day right-of-return trial period. Such sales are not recognized as revenue until the 15 day trial period has elapsed. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a portion of our sales of dialysis and healthcare disposable products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental and water purification and filtration customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,757,000, $1,449,000 and $1,216,000 in fiscal 2008, 2007 and 2006, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 1 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using the average fair value results of the market multiple and discounted cash flow methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2008, management concluded that none of our intangible assets or goodwill was impaired.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted-average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2008, our reporting units that are potentially at risk for impairment are Healthcare Disposables and Specialty Packaging, which had average fair values that exceeded book value by modest amounts. For all of our remaining reporting units, average fair value exceeded book value by substantial amounts.

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

Most of our stock option and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period. With respect to stock options granted subsequent to October 31, 2006, we reassessed both the expected option life and stock price volatility assumptions by evaluating more recent historical exercise behavior and stock price activity; such reevaluation resulted in reductions in both the volatility, and for certain options, the expected option lives.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. Such a review considers known future changes in various effective tax rates, principally in the United States. If the effective tax rate were to change in the future, particularly in the United States and to a lesser extent Canada, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments. In fiscal 2008, recently enacted Canadian federal and New York state statutory tax rate reductions were applied to existing deferred income tax liabilities decreasing our overall effective tax rate.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of such unrecognized tax benefits originated from acquisitions and are based primarily upon management’s assessment of exposure associated with acquired companies. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Unrecognized tax benefits are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the related liability.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded approximately $365,000 in severance and inventory charges in fiscal 2008, and expect additional charges of approximately $450,000 in fiscal 2009, relating to our restructuring plan for our Netherlands manufacturing operations. We also recorded $1,329,000 of severance costs in income from discontinued operations in fiscal 2006 related to the sale of substantially all of Carsen’s assets.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had an overall adverse impact in fiscal 2008, compared with fiscal 2007, upon our continuing results of operations and a positive impact on stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Additionally, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the euro and the United States dollar and British pound had an overall adverse impact in fiscal 2008, compared with fiscal 2007, upon our continuing results of operations, and had a positive impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar and British pound on the conversion of such dollar and pound denominated net assets into functional currency, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were two foreign currency forward contracts amounting to €689,000 and €517,000 at July 31, 2008 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars and British pounds, respectively. Such contracts expired on August 31, 2008. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our Netherlands subsidiary that are denominated and ultimately settled in United States dollars or British pounds. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. In fiscal 2008, such forward contracts were effective in offsetting a portion of the impact on operations of the strengthening of the euro.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during fiscal 2008, compared with 2007, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest Rate Market Risk

We have a United States credit facility for which the interest rate on outstanding borrowings is variable. Substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, interest expense is affected by the general level of interest rates in the United States as well as LIBOR interest rates.

Market Risk Sensitive Transactions

We are exposed to market risks arising principally from adverse changes in interest rates and foreign currency.

With respect to interest rate risk, our outstanding debt is under our United States credit facilities, described elsewhere in Liquidity and Capital Resources. Such credit facilities consist of outstanding debt with fixed repayment amounts at prevailing market rates of interest, principally under LIBOR contracts ranging from one to twelve months. Therefore, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR. Such outstanding debt under our United States credit facilities was $58,300,000 and $57,000,000 at July 31, 2008 and 2007, respectively, and the average outstanding balance during fiscal 2008 and 2007 was approximately $64,000,000 and $46,000,000, respectively. During fiscal 2008 and 2007, the weighted average interest rate on outstanding debt was 6.48% and 6.75%, respectively. A 100 basis-point increase in average LIBOR interest rates would have resulted in incremental interest expense of approximately $644,000 and $460,000 during fiscal 2008 and 2007, respectively.

However, the weighted average interest rate on our outstanding debt at July 31, 2008 has decreased to 4.42% due to decreases in LIBOR rates as well as the margin applicable to our outstanding borrowings. Substantially all of our outstanding borrowings were under LIBOR contracts at September 19, 2008. The majority of such contracts were twelve-month LIBOR contracts entered into prior to recent market volatility in LIBOR rates; therefore, we are substantially protected throughout most of fiscal 2009 from any exposure associated with increasing LIBOR rates. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement in July 2008 for the two-year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. Therefore, using the July 31, 2008 margin applicable to our outstanding borrowings of 1.00% above LIBOR, our interest rate on borrowings under the term loan facility would be capped at 5.25% for the two-year period ending June 30, 2011.

Our other long-term liabilities would not be materially affected by an increase in interest rates. We also maintained a cash balance of $18,318,000 at July 31, 2008 which is either maintained in cash or invested in low risk and low return cash equivalents such as short-term guaranteed investment certificates issued by various Canadian banks and United States money market funds with leading banking institutions. An increase in interest rates would generate additional interest income for us from these low risk cash equivalents, which would partially offset the adverse impact of the additional interest expense.

With respect to foreign currency exchange rates, we are principally impacted by changes in the Canadian dollar and the euro as these currencies relate to the United States dollar and changes in the British pound as this currency relates to the euro. We use a sensitivity analysis to assess the market risk associated with our foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates.

Our Canadian subsidiaries and Netherlands subsidiary have net assets in currencies (principally United States dollars and British pounds) other than their functional Canadian and Euro currency which must be converted into its functional currency, thereby giving rise to realized foreign exchange gains and losses. Therefore, our Canadian subsidiaries and Netherlands subsidiary are exposed to risk if the value of the Canadian dollar or euro appreciates relative to the United States dollar and if the euro appreciates relative to the British pound. For fiscals 2008 and 2007, a uniform 15% increase in the Canadian dollar and euro relative to the United States dollar, and the euro relative to the British pound, would have resulted in aggregate realized losses (after tax) of approximately $390,000 and $300,000, respectively. However, since our Netherlands subsidiary uses foreign currency forward contracts to hedge against the impact of fluctuations of the euro relative to the United States dollar and the British pound on certain United States and British denominated assets and liabilities,  realized losses relating to the fluctuation of the euro would be partially offset by gains on the foreign currency forward contracts.

In addition to the above, adverse changes in foreign currency exchange rates impact the translation of our financial statements. For fiscals 2008 and 2007, a uniform 15% adverse movement in foreign currency rates would have resulted in realized losses (after tax) of approximately $630,000 and $705,000, respectively, due to the translation of the results of operations of foreign subsidiaries (adverse changes would be caused by appreciation of either the Canadian dollar or the euro relative to the United States dollar). However, such a change in foreign currency rates would have resulted in an unrealized gain on our net investment in foreign subsidiaries of $4,762,000 and $4,132,000 in fiscals 2008 and 2007, respectively. Such an unrealized gain would be recorded in accumulated other comprehensive income in our stockholders’ equity. Conversely, if the Canadian dollar and the euro depreciated by 15% relative to the United States dollar, we would have recognized realized gains (after tax) of approximately $630,000 and $705,000 in fiscals 2008 and 2007, respectively, and unrealized losses of $4,762,000 and $4,132,000 in fiscals 2008 and 2007, respectively, on our net investment in foreign subsidiaries. However, since we view these investments as long-term, we would not expect such unrealized losses to be realized in the near term.

The aggregate adverse or favorable impact, net of tax, to our results of operations of a uniform 15% increase in foreign currency exchange rates, as described above, due to both financial statement translation and functional currency conversion would have been $1,020,000 and $1,005,000 for fiscals 2008 and 2007, respectively, partially offset by the affect of our foreign currency forward contracts.

Item 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements, which is Item 15(a), and the Consolidated Financial Statements and schedule included in this Report.

Item 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our President and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2008. Based on this evaluation, our President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated to the Company’s management, including the President and the Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of Cantel Medical Corp. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

(ii)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

(iii)          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

We, under the supervision and with the participation of our President and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the President and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2008.

Our assessment of the effectiveness of our internal control over financial reporting, as of July 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

Changes in Internal Control

We have evaluated our internal controls over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

On August 1, 2005, which was the first day of fiscal 2006, we acquired Crosstex, as more fully described in Note 3 to the Consolidated Financial Statements. In fiscals 2008, 2007 and 2006, Crosstex represented a material portion of our sales, net income and net assets. We have remedied the significant internal control weaknesses at Crosstex that were identified by us in connection with the due diligence for this acquisition, including the replacement of the existing management information system. The implementation process of this new system commenced during fiscal 2007 and was completed during fiscal 2008. During each of fiscal 2008 and 2007, numerous temporary control improvements were made to the existing management information system for the interim period before the new system was fully implemented.

On March 30, 2007, we acquired GE Water as more fully described in Note 3 to the Consolidated Financial Statements. During the initial transition period following this acquisition, we have enhanced our internal control process at our Mar Cor subsidiary to ensure that all financial information related to this acquisition is properly reflected in our Consolidated Financial Statements. During fiscals 2008, all aspects of this acquisition were fully integrated into Mar Cor’s existing internal control structure.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cantel Medical Corp.

We have audited Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cantel Medical Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cantel Medical Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cantel Medical Corp. as of July 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ending July 31, 2008 of Cantel Medical Corp. and our report dated October 8, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

October 8, 2008

Item 9B.                 OTHER INFORMATION.

None.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE .

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2008 Annual Meeting of Stockholders of the Registrant, except for the following:

We have adopted a Code of Ethics for the President, the Chief Financial Officer and other officers and management personnel that is posted on our website, www.cantelmedical.com. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the President, Chief Financial Officer and other officers and management personnel by posting such information on our website.

Item 11.                 EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2008 Annual Meeting of Stockholders of the Registrant.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2008 Annual Meeting of Stockholders of the Registrant, except for the following:

The following table shows, as of July 31, 2008, the number of options or other awards currently outstanding, as well as the number of shares remaining available for grant under our existing option plans. No further grants may be made from the 1997 Employee Stock Option Plan, 1998 Directors’ Stock Option Plan or the 1991 Directors’ Stock Option Plan. For these plans, therefore, the table shows only the number of options outstanding:

	Outstanding	Nonvested	Available
Plan	Options	Restricted Shares	for Grant

2006 Incentive Equity Plan - Options	462,250	—	37,000
2006 Incentive Equity Plan - Restricted Shares	—	207,165	225,921
1997 Employee Stock Option Plan	1,006,792	—	—
1998 Directors’ Stock Option Plan	156,000	—	—
1991 Directors’ Stock Option Plan	14,625	—	—
Non-Plan Options	114,750	—	—
	1,754,417	207,165	262,921

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2008 Annual Meeting of Stockholders of the Registrant.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2008 Annual Meeting of Stockholders of the Registrant.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

1.           Consolidated Financial Statements:

(i)            Report of Independent Registered Public Accounting Firm.

(ii)           Consolidated Balance Sheets as of July 31, 2008 and 2007.

(iii)          Consolidated Statements of Income for the years ended July 31, 2008, 2007 and 2006.

(iv)          Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended July 31, 2008, 2007 and 2006.

(v)           Consolidated Statements of Cash Flows for the years ended July 31, 2008, 2007 and 2006.

(vi)          Notes to Consolidated Financial Statements.

2.           Consolidated Financial Statement Schedules:

(i)            Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2008, 2007 and 2006.

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

2(b) - Stock Purchase Agreement dated as of August 1, 2005 among Registrant, Crosstex International, Inc. and Frank Richard Orofino, Jr. (Incorporated herein by reference to Exhibit 2.2 to Registrant’s August 5, 2005 8-K.)

2(c) - Stock Purchase Agreement dated as of August 1, 2005 among Registrant, Crosstex International, Inc. and Richard Allen Orofino. (Incorporated herein by reference to Exhibit 2.3 to Registrant’s August 5, 2005 8-K.)

2(d) - Stock Purchase Agreement dated as of August 1, 2005 among Registrant, Crosstex International, Inc. and Gary Steinberg. (Incorporated herein by reference to Exhibit 2.4 to Registrant’s August 5, 2005 8-K.)

2(e) - Stock Purchase Agreement dated as of August 1, 2005 among Registrant, Crosstex International, Inc. and Mitchell Steinberg. (Incorporated herein by reference to Exhibit 2.5 to Registrant’s August 5, 2005 8-K.)

2(f) - Asset Purchase Agreement dated as of March 30, 2007 between GE Osmonics, Inc. and Mar Cor Purification, Inc. (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated April 4, 2007 [the “April 2007 8-K”].)

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

3(d) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on August 19, 1986. (Incorporated herein by reference to Exhibit 3(d) to Registrant’s 1986 Annual Report on Form 10-K.)

3(e) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on December 12, 1986. (Incorporated herein by reference to Exhibit 3(e) to Registrant’s 1987 Annual Report on Form 10-K [the “1987 10-K”].)

3(f) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on April 3, 1987. (Incorporated herein by reference to Exhibit 3(f) to Registrant’s 1987 10-K.)

3(g) - Certificate of Change of Registrant, filed on July 12, 1988. (Incorporated herein by reference to Exhibit 3(g) to Registrant’s 1988 Annual Report on Form 10-K.)

3(h) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on April 17, 1989. (Incorporated herein by reference to Exhibit 3(h) to Registrant’s 1989 Annual Report on Form 10-K.)

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

3(m) – Certificate of Amendment of Certificate of Incorporation of Registrant, filed on December 22, 2005. (Incorporated herein by reference to Exhibit 3(m) to Registrant’s 2007 Annual Report on Form 10-K [the “2007 10-K”].)

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

10(e) - Registrant’s 1998 Directors’ Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10(ee) to Registrant’s 2005 Annual Report on Form 10-K.)

10(f) - Form of Quarterly Stock Option Agreement under the Registrant’s 1998 Directors’ Stock Option Plan. (Incorporated herein by reference to Exhibit 10(hh) to Registrant’s 2000 10-K.)

10(g) - Form of Annual Stock Option Agreement under the Registrant’s 1998 Directors’ Stock Option Plan. (Incorporated herein by reference to Exhibit 10(ii) to Registrant’s 2000 10-K.)

10(h) - Stock Option Agreement, dated as of October 30, 1998, between the Registrant and Charles M. Diker. (Incorporated herein by reference to Exhibit 10(ff) to Registrant’s 1999 Annual Report on Form 10-K.)

10(i) - Form of Non-Plan Stock Option Agreement between the Registrant and Darwin C. Dornbush. (Incorporated herein by reference to Exhibit 10(y) to Registrant’s 1998 Annual Report on Form 10-K.)

10(j) – 2006 Equity Incentive Plan, as amended.

10(k) - Form of Stock Option Agreement under Registrant’s 2007 Equity Incentive Plan.

10(l) - Form of Restricted Stock Agreement under the Registrant’s 2007 Equity Incentive Plan.

10(m) - Employment Agreement, dated as of August 30, 2004, between the Registrant and Andrew A. Krakauer. (Incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 30, 2004.)

10(n) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Craig A. Sheldon. (Incorporated herein by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated January 21, 2005 [the “January 21, 2005 8-K”].)

10(o) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Seth R. Segel. (Incorporated herein by reference to Exhibit 2 to Registrant’s January 21, 2005 8-K.)

10(p) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Steven C. Anaya. (Incorporated herein by reference to Exhibit 3 to Registrant’s January 21, 2005 8-K.)

10(q) - Employment Agreement, dated as of January 1, 2005, between the Registrant and Eric W. Nodiff. (Incorporated herein by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated January 7, 2005.)

10(r) - Employment Agreement, dated as of November 1, 2004, between Minntech Corporation and Roy K. Malkin. (Incorporated herein by reference to Exhibit 4 to Registrant’s January 21, 2005 8-K.)

10(s) - Employment Agreement, dated as of August 28, 2006, between Mar Cor Purification, Inc. and Curtis Weitnauer. (Incorporated herein by reference to Exhibit 10(z) to the Registrant’s 2007 10-K.)

10(t) - Employment Agreement, dated as of August 1, 2008, between Crosstex International, Inc. and Gary Steinberg.

10(u) - Letter from Chairman of Compensation Committee to President regarding compensation of executive officers.

10(v) - Amended and Restated Credit Agreement dated as of August 1, 2005 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager). (Incorporated herein by reference to Exhibit 10.1 to Registrant’s August 5, 2005 8-K.)

10(w) - First Amendment to Credit Agreement dated April 19, 2006 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager) (Incorporated herein by reference to Exhibit 10(m) to Registrant’s 2007 10-K.)

10(x) - Second Amendment to Credit Agreement dated November 17, 2006 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC,

as sole lead arranger and sole book manager.) . (Incorporated herein by reference to Exhibit 10(b) to Registrant’s April 30, 2007 Quarterly Report on Form 10-Q [the “April 2007 10-Q”].)

10(y) - Third Amendment to Credit Agreement dated March 29, 2007 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.) (Incorporated herein by reference to Exhibit 10(c) to the April 2007 10-Q.)

10(z) - Fourth Amendment to Credit Agreement dated May 17, 2007 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.) (Incorporated herein by reference to Exhibit 10(d) to the April 2007 10-Q.)

10(aa) - Employment Agreement dated as of December 18, 2006 between the Company and R. Scott Jones. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 22, 2006 [the “December 2006 8-K”].)

10(bb) - Letter Agreement dated as of December 18, 2006 between the Company and Andrew A. Krakauer. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s December 2006 8-K.)

10(cc) - Letter Agreement dated as of December 18, 2006 between the Company and Eric W. Nodiff. (Incorporated herein by reference to Exhibit 10.3 to Registrant’s December 2006 8-K.)

10(dd) - Letter Agreement dated as of December 18, 2006 between the Company and Seth R. Segel. (Incorporated herein by reference to Exhibit 10.4 to Registrant’s December 2006 8-K.)

10(ee) - Letter Agreement dated as of December 18, 2006 between the Company and Craig A. Sheldon. (Incorporated herein by reference to Exhibit 10.5 to Registrant’s December 2006 8-K.)

10(ff) - Letter Agreement dated as of December 18, 2006 between the Company and Steven C. Anaya. (Incorporated herein by reference to Exhibit 10.6 to Registrant’s December 2006 8-K.)

10(gg) - Letter Agreement dated as of December 18, 2006 between Minntech Corporation and Roy K. Malkin. (Incorporated herein by reference to Exhibit 10.7 to Registrant’s December 2006 8-K.)

10(hh) - Product Supply Agreement dated as of March 30, 2007 between GE Osmonics, Inc. and Mar Cor Purification, Inc. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s April 2007 8-K.)

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

CANTEL MEDICAL CORP.

Date: October 14, 2008	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer, President
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	October 14, 2008
Charles M. Diker, a Director and Chairman of the Board

/s/ Alan J. Hirschfield	Date:	October 14, 2008
Alan J. Hirschfield, a Director and Vice Chairman of the Board

/s/ Robert L. Barbanell	Date:	October 14, 2008
Robert L. Barbanell, a Director

/s/ Alan R. Batkin	Date:	October 14, 2008
Alan R. Batkin, a Director

/s/ Joseph M. Cohen	Date:	October 14, 2008
Joseph M. Cohen, a Director

/s/ Mark N. Diker	Date:	October 14, 2008
Mark N. Diker, a Director

/s/ Darwin C. Dornbush	Date:	October 14, 2008
Darwin C. Dornbush, a Director

/s/ George L. Fotiades	Date:	October 14, 2008
George L. Fotiades, a Director

/s/ Elizabeth McCaughey	Date:	October 14, 2008
Elizabeth McCaughey, Ph. D., a Director

/s/ Bruce Slovin	Date:	October 14, 2008
Bruce Slovin, a Director

CANTEL MEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. (and subsidiaries) as of July 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2008. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. (and subsidiaries) at July 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, effective August 1, 2005, the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 8, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
October 8, 2008

CANTEL MEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

	July 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$18,318	$15,860
Accounts receivable, net of allowance for doubtful accounts of $1,021 in 2008 and $927 in 2007	30,316	30,441
Inventories	31,802	27,320
Deferred income taxes	1,565	1,531
Prepaid expenses and other current assets	2,560	1,579
Total current assets	84,561	76,731

Property and equipment, at cost:
Land, buildings and improvements	20,645	19,893
Furniture and equipment	41,138	37,127
Leasehold improvements	1,443	1,050
	63,226	58,070
Less accumulated depreciation and amortization	(25,306)	(19,493)
	37,920	38,577
Intangible assets, net	41,254	44,615
Goodwill	113,958	102,073
Other assets	1,497	1,675
	$279,190	$263,671

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$8,000	$6,000
Accounts payable	9,723	9,630
Compensation payable	7,175	5,946
Earnout payable	4,295	3,667
Accrued expenses	6,809	8,925
Deferred revenue	2,920	1,706
Liabilities of discontinued operations	—	97
Total current liabilities	38,922	35,971

Long-term debt	50,300	51,000
Deferred income taxes	18,503	19,732
Other long-term liabilities	2,753	1,898

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; issued 2008 - 17,519,581 shares, outstanding 2008 - 16,370,844 shares; issued 2007- 17,129,199 shares, outstanding 2007 - 16,116,487 shares	1,752	1,713
Additional capital	81,475	76,843
Retained earnings	86,534	77,841
Accumulated other comprehensive income	10,291	8,494
Treasury Stock, 2008 - 1,148,737 shares at cost;
2007 -1,012,712 shares at cost	(11,340)	(9,821)
Total stockholders’ equity	168,712	155,070
	$279,190	$263,671

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended July 31,
	2008	2007	2006

Net sales	$249,374	$219,044	$192,179

Cost of sales	161,748	140,032	122,963

Gross profit	87,626	79,012	69,216

Expenses:
Selling	28,636	23,818	18,530
General and administrative	37,013	33,507	30,225
Research and development	4,010	4,848	5,117
Total operating expenses	69,659	62,173	53,872

Income from continuing operations before interest and income taxes	17,967	16,839	15,344

Interest expense	4,631	3,508	4,232
Interest income	(515)	(771)	(839)

Income from continuing operations before income taxes	13,851	14,102	11,951

Income taxes	5,158	5,998	5,298

Income from continuing operations	8,693	8,104	6,653

Income from discontinued operations, net of tax	—	342	10,268

Gain on disposal of discontinued operations, net of tax	—	—	6,776

Net income	$8,693	$8,446	$23,697

Earnings per common share:
Basic:
Continuing operations	$0.54	$0.52	$0.43
Discontinued operations	—	0.02	0.66
Gain on disposal of discontinued operations	—	—	0.44
Net income	$0.54	$0.54	$1.53
Diluted:
Continuing operations	$0.53	$0.50	$0.41
Discontinued operations	—	0.02	0.63
Gain on disposal of discontinued operations	—	—	0.42
Net income	$0.53	$0.52	$1.46

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollar amounts in Thousands, Except Share Data)

Years Ended July 31, 2008, 2007 and 2006

	Common Stock				Accumulated		Total	Total
	Number of				Other	Treasury	Stock-	Compre-
	Shares		Additional	Retained	Comprehensive	Stock,	holders’	hensive
	Outstanding	Amount	Capital	Earnings	Income	at Cost	Equity	Income

Balance, July 31, 2005	15,005,382	$1,545	$57,491	$45,698	$5,621	$(1,729)	$108,626
Issuance for Crosstex acquisition	384,821	38	6,699				6,737
Exercises of options	311,899	32	2,645			(65)	2,612
Repurchases of shares	(303,000)					(4,297)	(4,297)
Stock-based compensation			1,178				1,178
Income tax benefit from exercises of stock options			1,158				1,158
Unrealized gain on currency hedging, net of $49 in tax					90		90	$90
Translation adjustment, net of $476 in tax					1,004		1,004	1,004
Net income				23,697			23,697	23,697
Total comprehensive income for fiscal 2006								$24,791
Balance, July 31, 2006	15,399,102	1,615	69,171	69,395	6,715	(6,091)	140,805

Exercises of options	704,185	80	5,071			(1,515)	3,636
Repurchases of shares	(161,800)					(2,215)	(2,215)
Stock-based compensation			1,482				1,482
Issuance of restricted stock	175,000	18	(18)				—
Income tax benefit from exercises of stock options			1,137				1,137
Translation adjustment, net of $313 in tax					1,779		1,779	$1,779
Net income				8,446			8,446	8,446
Total comprehensive income for fiscal 2007								$10,225
Balance, July 31, 2007	16,116,487	1,713	76,843	77,841	8,494	(9,821)	155,070

Exercises of options	245,978	29	1,786			(664)	1,151
Repurchases of shares	(90,700)					(855)	(855)
Stock-based compensation			1,961				1,961
Issuance of restricted stock	130,500	13	(13)				—
Cancellation of restricted stock	(31,421)	(3)	3				—
Income tax benefit from exercises of stock options			895				895
Translation adjustment, net of $363 in tax					1,797		1,797	$1,797
Net income				8,693			8,693	8,693
Total comprehensive income for fiscal 2008								$10,490
Balance, July 31, 2008	16,370,844	$1,752	$81,475	$86,534	$10,291	$(11,340)	$168,712

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2008	2007	2006

Cash flows from operating activities
Net income	$8,693	$8,446	$23,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,058	5,347	4,778
Amortization	5,674	4,892	5,405
Stock-based compensation expense	1,961	1,482	1,178
Amortization of debt issuance costs	377	350	357
Loss on disposal of fixed assets	126	25	168
Deferred income taxes	(1,977)	(2,369)	(3,136)
Excess tax benefits from stock-based compensation	(434)	(706)	(787)
Gain on disposal of discontinued operations	—	—	(6,776)
Changes in assets and liabilities:
Accounts receivable	1,189	(6,334)	2,982
Inventories	(3,343)	(1,347)	(3,114)
Prepaid expenses and other current assets	(1,052)	(117)	285
Assets of discontinued operations	—	2,137	(2,956)
Accounts payable, deferred revenue and accrued expenses	(378)	2,623	984
Income taxes payable	1,756	(1,118)	134
Liabilities of discontinued operations	(93)	(7,344)	(1,138)
Net cash provided by operating activities	18,557	5,967	22,061

Cash flows from investing activities
Capital expenditures	(4,983)	(5,529)	(6,069)
Proceeds from disposal of fixed assets	23	61	147
Acquisition of Crosstex, net of cash acquired	(3,667)	(3,667)	(68,231)
Acquisition of Fluid Solutions, net of cash acquired	—	—	(2,903)
Acquisition of GE Water	—	(30,506)	—
Acquisition of Twist	(15)	(1,900)	—
Acquisition of DSI	(1,250)	—	—
Acquisition of Strong Dental, net of cash acquired	(3,711)	—	—
Acquisition of Verimetrix	(4,906)	—	—
Proceeds from disposal of discontinued operations	—	—	30,774
Other, net	43	6	332
Net cash used in investing activities	(18,466)	(41,535)	(45,950)

Cash flows from financing activities
Borrowings under term loan facility, net of debt issuance costs	—	—	39,399
Borrowings under revolving credit facilities, net of debt issuance costs	15,050	30,500	27,635
Repayments under term loan facility	(6,000)	(4,000)	(17,750)
Repayments under revolving credit facility	(7,750)	(7,500)	(28,300)
Proceeds from exercises of stock options	1,151	3,636	2,612
Excess tax benefits from stock-based compensation	434	706	787
Purchase of interest rate cap	(148)	—	—
Purchases of treasury stock	(855)	(2,260)	(4,256)
Net cash provided by financing activities	1,882	21,082	20,127

Effect of exchange rate changes on cash and cash equivalents	485	448	325

Increase (decrease) in cash and cash equivalents	2,458	(14,038)	(3,437)
Cash and cash equivalents at beginning of year	15,860	29,898	33,335
Cash and cash equivalents at end of year	$18,318	$15,860	$29,898

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

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

Cantel had five principal operating companies during fiscals 2008, 2007 and 2006. Minntech Corporation (“Minntech”), Crosstex International Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak, Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

We currently operate our business through six operating segments: Water Purification and Filtration (through Mar Cor, Biolab and Minntech), Dialysis (through Minntech), Healthcare Disposables (through Crosstex), Endoscope Reprocessing (through Minntech), Therapeutic Filtration (through Minntech) and Specialty Packaging (through Saf-T-Pak). The Therapeutic Filtration and Specialty Packaging operating segments are combined in the All Other reporting segment for financial reporting purposes.

On March 30, 2007, we purchased certain net assets of GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”), as more fully described in Note 3 to the Consolidated Financial Statements. Since the GE Water Acquisition was completed on March 30, 2007, its results of operations are included in our results of operations in fiscal 2008 and for the portion of fiscal 2007 subsequent to March 30, 2007 and are not reflected in our results of operations for fiscal 2006. GE Water is included in our Water Purification and Filtration operating segment.

On July 9, 2007, we acquired the net assets of Twist 2 It Inc. (“Twist”), as more fully described in Note 3 to the Consolidated Financial Statements. The Twist acquisition had an insignificant affect on our results of operations in fiscals 2008 and 2007 due to the small size of this business and with respect to fiscal 2007, its inclusion for only a portion of one month. Its results of operations are not reflected in our results of operations for fiscal 2006. Twist is included in our Healthcare Disposables operating segment.

We acquired certain net assets of Dialysis Services, Inc. (“DSI”) on August 1, 2007 and Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and all of the issued and outstanding stock of Strong Dental Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Consolidated Financial Statements. The

acquisitions of DSI, Verimetrix and Strong Dental had an overall insignificant affect on our results of operations in fiscal 2008 subsequent to their respective acquisition dates due to the small size of these businesses. Their results of operations are not reflected in all prior periods presented. DSI, Verimetrix and Strong Dental are included in the Water Purification and Filtration, Endoscope Reprocessing and Healthcare Disposables segments, respectively.

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

None of our sales contain right-of-return provisions except certain sales of a small portion of our endoscope reprocessing equipment which contain a 15 day right-of-return trial period. Such sales are not recognized as revenue until the 15 day trial period has elapsed. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a portion of our sales of dialysis and healthcare disposable products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental and water purification and filtration customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,757,000, $1,449,000 and $1,216,000 in fiscal 2008, 2007 and 2006, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 5-32 years for buildings and improvements and the life of the lease for leasehold improvements. The depreciation and amortization expense related to property and equipment for fiscal 2008, 2007 and 2006 was $6,058,000, $5,347,000 and $4,778,000, respectively.

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 1 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using the average fair value results of the market multiple and discounted cash flow methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2008, management concluded that none of our intangible assets or goodwill was impaired.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted-average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2008, our reporting units that are potentially at risk for impairment are Healthcare Disposables and Specialty Packaging, which had average fair values that exceeded book value by modest amounts. For all of our remaining reporting units, average fair value exceeded book value by substantial amounts.

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

Other Assets

Debt issuance costs associated with the credit facilities are amortized to interest expense over the life of the credit facilities. In conjunction with the amended and restated credit facilities dated August 1, 2005, as more fully described in Note 8 to the Consolidated Financial Statements, we incurred additional debt issuance costs of approximately $1,426,000, of which $160,000 of third-party costs was recorded in general and administrative expenses during the first three months of fiscal 2006 in accordance with applicable accounting rules. The remaining $1,266,000 of costs is being amortized over the life of the credit facilities. As of July 31, 2008 and 2007, such debt issuance costs, net of related amortization, were included in other assets and amounted to $960,000 and $1,313,000, respectively.

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

Stock-Based Compensation

On August 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense is recognized for any option grant or stock award granted on or after August 1, 2005, as well as the unvested portion of stock options granted prior to August 1, 2005, based upon the award’s fair value. For fiscal 2005 and earlier periods, we accounted for stock options using the intrinsic value method under which stock compensation expense is not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant.

Most of our stock option and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period. With respect to stock options granted subsequent to October 31, 2006, we reassessed both the expected option life and stock price volatility assumptions by evaluating more recent historical exercise behavior and stock price activity; such reevaluation resulted in reductions in both the volatility, and for certain options, the expected option lives.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded approximately $365,000 in severance and inventory charges in fiscal 2008, and expect additional charges of approximately $450,000 in fiscal 2009, relating to our restructuring plan for our Netherlands manufacturing operations. We also recorded $1,329,000 of severance costs in income from discontinued operations in fiscal 2006 related to the sale of substantially all of Carsen’s assets.

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

Diluted earnings per common share are computed based upon the weighted average number of common shares outstanding during the year plus the dilutive effect of options and nonvested shares using the treasury stock method and the average market price of our Common Stock for the year.

Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $1,186,000, $1,032,000 and $697,000 for fiscal 2008, 2007 and 2006, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. Such a review considers known future changes in various effective tax rates. If the effective tax rate were to change in the future, particularly in the United States and to a lesser extent Canada, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments. In fiscal 2008, recently enacted Canadian federal and New York state statutory tax rate reductions were applied to existing deferred income tax liabilities decreasing our overall effective tax rate.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of such unrecognized tax benefits originated from acquisitions and are based primarily upon management’s assessment of exposure associated with acquired companies. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Unrecognized tax benefits are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the related liability.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, we evaluate the adequacy of our reserves and the estimates used in calculations of reserves as well as other judgmental financial statement items, including, but not limited to: collectability of accounts receivable; volume rebates and trade-in allowances; inventory values and obsolescence reserves; warranty reserves; depreciation and amortization periods; deferred income taxes; goodwill and intangible assets; impairment of long-lived assets; unrecognized tax benefits for uncertain tax positions; reserves for legal exposure; stock-based compensation; and expense accruals.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies a consistent framework, or hierarchy, for selecting accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently in the process of evaluating the effect of SFAS 162.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended  (“SFAS 133”) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes. This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and therefore is effective for our third quarter in fiscal 2009. We are currently in the process of evaluating the effect of SFAS 161.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and therefore was adopted on August 1, 2007. The adoption of FIN 48 did not have a material effect on our financial position or results of operations, as more fully described in Note 9 to the Consolidated Financial Statements.

3.             Acquisitions

Fiscal 2008

Strong Dental Products, Inc.

On September 26, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing all of the issued and outstanding stock of Strong Dental, a private company with pre-acquisition annual revenues of approximately $1,000,000 that designs, markets and sells comfort cushioning and infection control covers for x-ray film and digital x-ray sensors. The total consideration for the transaction, including transactions costs and assumption of debt, was $4,017,000. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $700,000 contingent upon the achievement of a specified revenue target over a three year period. As of July 31, 2008, none of the additional consideration had been earned.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Cash and cash equivalents	$306,000
Other current assets	140,000
Amortizable intangible assets:
Patents (17-year life)	144,000
Customer relationships (10-year life)	650,000
Branded products (5-year life)	69,000
Non-compete agreements (6-year life)	30,000
Current liabilities	(147,000)
Noncurrent deferred income tax liabilities	(342,000)
Net assets acquired	$850,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $3,167,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our Healthcare Disposables reporting segment.

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

Verimetrix, LLC

On September 17, 2007, we expanded our product offerings in our Endoscope Reprocessing (Medivators) segment by purchasing certain net assets from Verimetrix, a private company with pre-acquisition annual revenues of $2,000,000 that designs, markets and sells the Veriscan™ System, an endoscope leak and fluid detection device. The total consideration for the transaction, including transaction costs, was $4,906,000. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $4,025,000 contingent upon the achievement of a specified cumulative revenue target over a six year period. As of July 31, 2008, none of the additional consideration had been earned.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Current assets	$948,000
Property and equipment	146,000
Amortizable intangible assets:
Customer relationships (1-year life)	165,000
Branded products (3-year life)	281,000
Technology (17-year life)	532,000
Other assets	166,000
Current liabilities	(415,000)
Noncurrent liabilities	(65,000)
Net assets acquired	$1,758,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $3,148,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Endoscope Reprocessing reporting segment.

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

The acquisitions of DSI, Verimetrix and Strong Dental are included in our results of operations in fiscal 2008 subsequent to the respective acquisition dates and had an insignificant effect on our results of operations in fiscal 2008 due to the small size of these businesses. Their results of operations are excluded from fiscals 2007 and 2006. Pro forma consolidated statements of income data for fiscals 2008, 2007 and 2006 have not been presented due to the insignificant impact of these acquisitions individually and in the aggregate.

Fiscal 2007

Twist 2 It Inc.

On July 9, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing certain assets of Twist, the owner of a unique, patented, disposable prophy angle for the cleaning and polishing of teeth that eliminates the splatter of saliva, blood and other potential infectious matter. The acquired business had pre-acquisition annual revenues of approximately $1,300,000 and was purchased for $1,915,000, including transaction costs. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $2,043,000 contingent upon the achievement of specified revenue targets over a two year period. For the post acquisition period ended July 31, 2008, an additional purchase price of approximately $629,000 was earned by the sellers of Twist bringing the aggregate earned purchase price to $2,544,000. The additional earnout purchase price for fiscal 2008 was reflected in the accompanying Consolidated Balance Sheets as additional goodwill and earnout payable at July 31, 2008 and is not required to be paid until October 2008. For the fiscal year ending July 31, 2009, an additional $1,414,000 is available to the sellers of Twist if the specified revenue targets are achieved. Such additional earnout, if achieved, would represent additional purchase price and therefore be recorded as additional goodwill when earned.

Due to the small size of this acquisition, it had an insignificant impact on our results of operations in fiscal 2008 and virtually no impact on our results of operations for fiscal 2007 since the acquisition occurred during the last month of fiscal 2007. Twist is not included in our results of operations for fiscal 2006. Pro forma consolidated statements of income data for fiscals 2007 and 2006 have not been presented due to the insignificant impact of this acquisition.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Inventories	$32,000
Amortizable intangible assets:
Patents (12-year life)	627,000
Customer relationships (1-year life)	25,000
Branded products (12-year life)	97,000
Net assets acquired	$781,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $1,763,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Healthcare Disposables reporting segment.

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

GE Water & Process Technologies’ Dialysis Water Business

On March 30, 2007, Mar Cor purchased certain net assets from GE Water & Process Technologies, a unit of General Electric Company, relating to water dialysis. With an installed base of approximately 1,800 water equipment installations in North America and annual pre-acquisition revenues of approximately $20,000,000 (approximately 70% of such revenues were from one customer, Fresenius Medical Care), the GE Water Acquisition expanded our Water Purification and Filtration’s annual business by approximately 50% in terms of sales. Total consideration for the transaction, including transaction costs, was $30,506,000.

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

In fiscal 2008, GE Water contributed approximately $24,125,000 to our net sales and $6,421,000 to our gross profit before incremental operating expenses, interest expense associated with the borrowings related to the acquisition and income taxes and may not necessarily be indicative of future operating performance. For the four months ended July 31, 2007 since its acquisition on March 30, 2007, GE Water contributed $6,949,000 to our net sales and $2,004,000 to gross profit (inclusive of $56,000 of amortization included within cost of sales related to the step-up in the value of inventories.) Pro forma consolidated statements of income data for fiscals 2007 and 2006 have not been presented due to the unavailability of pre-acquisition GE Water financial statements, since GE did not maintain separate financial statements related to these purchased assets.

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

Under the terms of Stock Purchase Agreements with the five stockholders of Crosstex, pursuant to which we acquired all of the issued and outstanding capital stock of Crosstex, we paid an aggregate purchase price (excluding any earnout) of approximately $77,863,000, comprised of approximately $69,843,000 in cash consideration and 384,821 shares of Cantel common stock (valued at $6,737,000) to the former Crosstex shareholders, and transaction costs of $1,283,000. The purchase price included the retirement of bank debt and certain other liabilities of Crosstex. In addition to this purchase price, there was a further $12,000,000 potential earnout payable to the sellers of Crosstex over three years based on the achievement by Crosstex of certain targets of (i) earnings before interest and taxes and (ii) gross profit percentage. For the post-acquisition years ended July 31, 2008, 2007 and 2006, an annual earnout of $3,667,000, or $11,000,000 in the aggregate, was earned by the sellers of Crosstex and therefore represented additional purchase price, bringing the aggregate earned purchase price to $88,863,000. The additional earnout purchase price for fiscal 2008 and 2007 is reflected in the accompanying Consolidated Balance Sheets as additional goodwill and earnout payable at July 31, 2008 and 2007. The fiscal 2006 earnout was paid in October 2006 and the fiscal 2007 earnout was paid in October 2007. The fiscal 2008 earnout is not required to be paid until October 2008. As of July 31, 2008, the three year earnout period is completed and additional earnouts are no longer available to the sellers of Crosstex.

Since the acquisition was completed on the first day of fiscal 2006, the results of operations of Crosstex are included in our results of operations for fiscals 2008, 2007 and 2006. As a result of the acquisition, we added a new reporting segment known as Healthcare Disposables, as more fully described in Note 17 to the Consolidated Financial Statements.

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

The purchase price (including the fiscals 2008, 2007 and 2006 earnouts) was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $45,543,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our Healthcare Disposables reporting segment. Included in cash and cash equivalents was $1,370,000 funded by the selling stockholders and utilized for the payment in August 2005 of current liabilities (included above and reflected within cash flows from investing activities in our Consolidated Statements of Cash Flows for fiscal 2006) directly resulting from the acquisition.

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

Since the acquisition was completed on May 1, 2006, the results of operations of Fluid Solutions are included in our results of operations for fiscals 2008 and 2007 and the portion of fiscal 2006 subsequent to the date of the acquisition. Pro forma consolidated statement of income data for fiscal 2006 has not been presented due to the insignificant impact of this acquisition.

4.                                      Inventories

A summary of inventories is as follows:

	July 31,
	2008	2007

Raw materials and parts	$12,615,000	$11,773,000
Work-in-process	3,544,000	3,691,000
Finished goods	15,643,000	11,856,000
Total	$31,802,000	$27,320,000

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

Changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar and British pound, we enter into short-term contracts to purchase euros forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were two foreign currency forward contracts amounting to €689,000 and €517,000 at July 31, 2008 which covered certain assets and liabilities of Minntech’s Netherlands subsidiary which are denominated in United States dollars and British pounds, respectively. Such contracts expired on August 31, 2008. Under our credit facilities, such contracts to purchase euros may not exceed $12,000,000 in an aggregate notional amount at any time. In fiscal 2008, such forward contracts were partially effective in offsetting a portion of the impact on operations of the strengthening of the euro. Despite the use of these forward contracts, the functional currency conversion loss recognized in net income in fiscal 2008 was approximately $230,000, net of tax, due to the strengthening of the euro relative to the United States dollar and British pound. Gains and losses related to the hedging contracts to buy euros forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

The interest rate on outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 8 to the Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement on July 21, 2008 for the two-year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. This interest rate cap agreement has been designated as a cash flow hedge instrument. The cost of the interest rate cap, which is included in other assets, is approximately $149,000 and will be amortized to interest expense over the two-year life of the agreement. The difference between its amortized cost and its fair value will be recorded as an unrealized gain or loss and included in accumulated other comprehensive income.

As of July 31, 2008 and 2007, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. We believe that as of July 31, 2008, the fair value of our outstanding borrowings under our credit facilities approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

6.                                      Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 1-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $5,674,000, $4,892,000 and $5,405,000 for fiscal 2008, 2007 and 2006, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names. The increase in gross intangible assets at July 31, 2008, compared with July 31, 2007, is primarily due to the acquisitions of DSI, Verimetrix and Strong Dental as further described in Note 3 to the Consolidated Financial Statements.

The Company’s intangible assets consist of the following:

	July 31, 2008
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$28,669,000	$(10,341,000)	$18,328,000
Technology	9,622,000	(4,602,000)	5,020,000
Brand names	9,546,000	(2,768,000)	6,778,000
Non-compete agreements	2,032,000	(1,080,000)	952,000
Patents and other registrations	1,134,000	(148,000)	986,000
	51,003,000	(18,939,000)	32,064,000
Trademarks and tradenames	9,190,000	—	9,190,000
Total intangible assets	$60,193,000	$(18,939,000)	$41,254,000

	July 31, 2007
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$28,273,000	$(7,677,000)	$20,596,000
Technology	9,263,000	(3,914,000)	5,349,000
Brand names	9,197,000	(1,755,000)	7,442,000
Non-compete agreements	1,969,000	(769,000)	1,200,000
Patents and other registrations	986,000	(71,000)	915,000
	49,688,000	(14,186,000)	35,502,000
Trademarks and tradenames	9,113,000	—	9,113,000
Total intangible assets	$58,801,000	$(14,186,000)	$44,615,000

Estimated annual amortization expense of our intangible assets for the next five years is as follows:

Year Ending July 31,
2009	$5,227,000
2010	4,958,000
2011	4,647,000
2012	4,183,000
2013	4,109,000

Goodwill changed during fiscals 2008 and 2007 as follows:

				Water
		Healthcare	Endoscope	Purification		Total
	Dialysis	Disposables	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2006	$8,262,000	$38,210,000	$6,352,000	$12,349,000	$7,398,000	$72,571,000
Acquisitions	—	1,134,000	—	24,126,000	—	25,260,000
Earnout on acquisition	—	3,667,000	—	—	—	3,667,000
Adjustments primarily relating to income tax exposure of acquisitions	(107,000)	—	—	(152,000)	(14,000)	(273,000)
Foreign currency translation	—	—	148,000	318,000	382,000	848,000
Balance, July 31, 2007	8,155,000	43,011,000	6,500,000	36,641,000	7,766,000	102,073,000
Acquisitions	—	3,167,000	3,148,000	857,000	—	7,172,000
Earnout on acquisitions	—	4,295,000	—	—	—	4,295,000
Adjustments primarily relating to income tax exposure of acquisitions	(22,000)	—	—	(61,000)	(3,000)	(86,000)
Foreign currency translation	—	—	—	225,000	279,000	504,000
Balance, July 31, 2008	$8,133,000	$50,473,000	$9,648,000	$37,662,000	$8,042,000	$113,958,000

On July 31, 2008 and 2007, we performed impairment studies of the Company’s goodwill and trademark and tradenames and concluded that such assets were not impaired.

7.                                      Warranties

A summary of activity in the warranty reserves follows:

	Year Ended July 31,
	2008	2007

Beginning balance	$1,033,000	$619,000
Acquisitions	28,000	200,000
Provisions	1,319,000	1,091,000
Charges	(1,505,000)	(884,000)
Foreign currency translation	41,000	7,000
Ending Balance	$916,000	$1,033,000

The warranty provisions and charges during fiscals 2008 and 2007 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Consolidated Balance Sheets.

8.                                      Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities have been recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $960,000 at July 31, 2008.

At July 31, 2008, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At July 31, 2008, the lender’s base rate was 5.00% and the LIBOR rates on our outstanding borrowings ranged from 2.65% to 5.25%. The margins applicable to our outstanding borrowings at July 31, 2008 were 0.00% above the lender’s base rate and 1.00%

above LIBOR. All of our outstanding borrowings were under LIBOR contracts at July 31, 2008. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected throughout most of fiscal 2009 from any exposure associated with increasing LIBOR rates. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement in July 2008 for the two year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at July 31, 2008.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of July 31, 2008, we are in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On July 31, 2008, we had $58,300,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $28,000,000 and $30,300,000 under the term loan facility and the revolving credit facility, respectively. The maturities of our credit facilities are described in Note 10 to the Consolidated Financial Statements.

9.                                      Income Taxes

The consolidated effective tax rate from continuing operations was 37.2%, 42.5% and 44.3% for fiscals 2008, 2007, and 2006, respectively, and reflects income tax expense for our United States and international operations at their respective statutory rates.

The provision for income taxes from continuing operations consists of the following:

	Year Ended July 31,
	2008		2007		2006
	Current	Deferred	Current	Deferred	Current	Deferred

United States:
Federal	$5,336,000	$(1,418,000)	$6,117,000	$(1,503,000)	$5,554,000	$(1,337,000)
State	1,081,000	(408,000)	1,422,000	(421,000)	1,398,000	(297,000)
Canada	657,000	(306,000)	937,000	(274,000)	367,000	(177,000)
Netherlands	26,000	—	(66,000)	(96,000)	(119,000)	(25,000)
Japan	—	190,000	—	(118,000)	—	(66,000)
Total	$7,100,000	$(1,942,000)	$8,410,000	$(2,412,000)	$7,200,000	$(1,902,000)

The geographic components of income from continuing operations before income taxes are as follows:

	Year Ended July 31,
	2008	2007	2006

United States	$13,330,000	$14,745,000	$14,126,000
Canada	1,563,000	1,969,000	386,000
Netherlands	(925,000)	(2,169,000)	(2,423,000)
Japan	(133,000)	(238,000)	(138,000)
Singapore	16,000	(205,000)	—
Total	$13,851,000	$14,102,000	$11,951,000

The effective tax rate from continuing operations differs from the United States statutory tax rate (34.2% in 2008, 34.3% in 2007 and 35.0% in 2006) due to the following:

	Year Ended July 31,
	2008	2007	2006

Expected statutory tax	$4,737,000	$4,841,000	$4,183,000
Differential attributable to foreign operations:
Canada	(186,000)	(13,000)	54,000
Netherlands	342,000	582,000	704,000
Japan	236,000	(37,000)	(18,000)
Singapore	(6,000)	70,000	—
State and local taxes	443,000	642,000	694,000
Extraterritorial income exclusion	(20,000)	(56,000)	(117,000)
Stock option expense	(101,000)	(27,000)	35,000
Tax reserve provision	(58,000)	(101,000)	(84,000)
Domestic production deduction	(219,000)	(86,000)	(241,000)
Change in our U.S. Federal tax rate	(41,000)	136,000	39,000
Other	31,000	47,000	49,000
Total	$5,158,000	$5,998,000	$5,298,000

Deferred income tax assets and liabilities from continuing operations are comprised of the following:

	2008	2007
Current deferred tax assets:
Accrued expenses	$1,050,000	$1,330,000
Inventories	950,000	755,000
Accounts receivable	268,000	191,000
Subtotal	2,268,000	2,276,000
Valuation allowance	(703,000)	(745,000)
	$1,565,000	$1,531,000
Non-current deferred tax assets:
Goodwill	$—	$96,000
Other long-term liabilities	716,000	690,000
Stock-based compensation	1,419,000	693,000
Foreign tax credit	1,964,000	2,024,000
Foreign NOLs	2,207,000	1,940,000
Other	—	3,000
Subtotal	6,306,000	5,446,000
Valuation allowance	(3,494,000)	(3,042,000)
	2,812,000	2,404,000
Non-current deferred tax liabilities:
Property and equipment	(5,389,000)	(5,615,000)
Intangible assets	(12,529,000)	(14,245,000)
Goodwill	(758,000)	—
Cumulative translation adjustment	(2,119,000)	(1,756,000)
Tax on unremitted foreign earnings	(520,000)	(520,000)
	(21,315,000)	(22,136,000)
Net non-current deferred tax liabilities	$(18,503,000)	$(19,732,000)

Deferred tax assets and liabilities have been adjusted for changes in statutory tax rates as appropriate. Such changes only have a significant impact in the United States, and to a lesser extent in Canada, where substantially all of our deferred tax items exist. Such deferred tax items existing in the United States reflect a combined U.S. Federal and state effective rate of approximately 37.7% and 38.3% for fiscal 2008 and 2007, respectively.

At July 31, 2008, we have no net operating loss carryforwards (“NOLs”) remaining for domestic tax reporting purposes. For foreign tax reporting purposes, our NOLs at July 31, 2008 are approximately $8,251,000. Of this amount NOLs from our Japanese subsidiary total approximately $434,000 and will begin to expire on July 31, 2013. NOLs from our Netherlands subsidiary total approximately $7,787,000, of which $7,241,000 will begin to expire on July 31, 2014 and $546,000 has an indefinite life. NOLs from our Singapore subsidiary total approximately $30,000 and have an indefinite life. During fiscal 2008, we decided to place a full valuation allowance against the NOLs of our Japanese subsidiary. Consequently, full valuation allowances have been established for all of the foreign NOLs as we currently believe it is more likely than not that we will not utilize such NOLs.

During fiscal 2006, we repatriated dividends of approximately $2,000,000 and $44,872,000 of foreign earnings from continuing operations and discontinued operations, respectively, for which we have provided U.S. Federal and state income taxes and foreign withholding taxes. During fiscals 2008 and 2007, no dividends were repatriated from our foreign subsidiaries.

In fiscals 2007 and 2006, Canadian income taxes related to income from discontinued operations had an effective tax rate of approximately 19.9% and 35.4%, respectively. During fiscal 2007, the low overall effective tax rate was due to a state refund related to our discontinued operations. During fiscal 2006, we also recorded a gain on disposal of discontinued operations of $6,776,000, which is net of $4,621,000 in taxes. Such income taxes related to the gain on disposal of discontinued operations including Canadian income and foreign withholding taxes of $2,617,000 and U.S. income taxes of $2,004,000. Such U.S. income taxes and foreign withholding taxes related exclusively to the aforementioned dividend repatriation. See Note 19 to the Consolidated Financial Statements for additional information related to discontinued operations.

We have a deferred tax asset of $1,954,000 related to a foreign tax credit that resulted from the dividend repatriation during fiscal 2006. This foreign tax credit carryover expires on July 31, 2016. Additionally, we have a deferred tax asset of $10,000 related to a foreign tax credit in our Specialty Packaging segment which expires on July 31, 2016. Full valuation allowances have been established for both of these foreign tax credits as we believe that it is more likely than not that we will not utilize such foreign tax credits.

We increased our overall valuation allowances during fiscal 2008 by $410,000, from $3,787,000 at July 31, 2007 to $4,197,000 at July 31, 2008, due to the increase in our deferred tax assets related to the foreign NOLs.

A portion of the undistributed earnings of our foreign subsidiaries, which relate to our Canadian operations, amounting to approximately $14,307,000 was considered to be indefinitely reinvested at July 31, 2008. Accordingly, no provision has been made for United States income taxes that might result from repatriation of these earnings.

On August 1, 2007, we adopted FIN 48, which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 did not have a material impact on our financial position or results of operation and resulted in no cumulative effect of accounting change being recorded as of August 1, 2007.  Also, we did not record an increase or decrease to our income taxes payable or deferred tax liabilities related to unrecognized income tax benefits for uncertain tax positions on adoption of FIN 48.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of our unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Therefore, if the unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate on continuing operations. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.  A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on August 1, 2007	$484,000
Lapse of statute of limitations	(57,000)
Unrecognized tax benefits on July 31, 2008	$427,000

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2002.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Consolidated Financial Statements. However, such amounts have been relatively insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

10.                               Commitments and Contingencies

Long-term contractual obligations

As of July 31, 2008, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2009	2010	2011	2012	2013	Thereafter	Total

Maturities of the credit facilities	$8,000	$10,000	$40,300	$—	$—	$—	$58,300
Expected interest payments under the credit facilities (1)	2,426	2,062	225	—	—	—	4,713
Minimum commitments under noncancelable operating leases	3,279	2,688	1,694	957	572	1,172	10,362
Minimum commitments under noncancelable capital leases	32	32	13	—	—	—	77
Minimum commitments under license agreement	76	113	169	195	195	2,618	3,366
Deferred compensation and other	255	498	424	281	32	199	1,689
Employment agreements	3,895	3,289	149	139	—	—	7,472
Total contractual obligations	$17,963	$18,682	$42,974	$1,572	$799	$3,989	$85,979

(1)   The expected interest payments under the term and revolving credit facilities reflect interest rates of 4.08% and 4.73%, respectively, which were our interest rates on outstanding borrowings at July 31, 2008.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Seven of the more significant leases that contain escalation clauses are two building leases for our Water Purification and Filtration business, three building leases for our Healthcare Disposables business and two building leases for our Specialty Packaging business. The two Water Purification and Filtration building leases are for the United States headquarters in suburban Philadelphia, Pennsylvania and the Canadian headquarters in suburban Toronto, Ontario. The lease for the Philadelphia building provides for monthly base rent of approximately $15,500 during fiscal 2009 and escalates annually to approximately $18,200 in fiscal 2017 when it expires. The Toronto building lease provides for monthly base rent of approximately $11,000 during fiscal 2009 through fiscal 2010 and escalates to approximately $12,200 in fiscal 2011. The Toronto building lease expires in fiscal 2015. Both the Philadelphia and Toronto building leases are guaranteed by Cantel. The Healthcare Disposables segment has three significant building leases with escalation clauses that are used for manufacturing and warehousing. One building lease in Sharon, Pennsylvania provides for monthly base rent of approximately $8,100 during fiscal 2009 and escalates annually to approximately $9,700 in fiscal 2015 when it expires. This facility is owned by an entity controlled by three of the former owners of Crosstex, two of whom also currently serve as officers of Crosstex. The second building lease in Lawrenceville, Georgia provides for monthly base rent of approximately $11,000 during fiscal 2009 and escalates annually to approximately $11,800 in fiscal 2011 until it expires. The third building lease in Santa Fe Springs, California provides for monthly base rent of approximately $19,200 during fiscal 2009 and escalates annually to approximately $19,900 in fiscal 2010 until it expires. Additionally, our Specialty Packaging segment has two significant building leases with escalation clauses that are used for manufacturing and warehousing. One building lease in Edmonton, Alberta provides for monthly base rent of approximately $7,500 during fiscal 2009 and escalates annually to approximately $7,800 in fiscal 2011 when it expires. The second building lease in Glen Burnie, Maryland provides for monthly base rent of $6,100 during fiscal 2009 and escalates annually to approximately $6,600 in fiscal 2013 when it expires.

Rent expense related to operating leases for fiscal 2008 was recorded on a straight-line basis and aggregated $3,466,000 compared with $3,531,000 and $2,881,000 for fiscal 2007 and 2006, respectively, which excludes rent expense in fiscal 2006 related to our discontinued operations.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment. In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At July 31, 2008, we had minimum future royalty obligations of approximately $3,366,000 relating to this license agreement.

Deferred Compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment Agreements

We have previously entered into various employment agreements with several executives of the Company, including the former President and Chief Executive Officer. Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, estimated separation benefits and other related costs of approximately $720,000 were recorded in general and administrative expenses in the Consolidated Statements of Income during fiscal 2008. Approximately $600,000 of such amount is not payable until after November 22, 2008, and accordingly, has been reflected in the table above as a required payment during fiscal 2009.

11.          Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2008	2007	2006

Cost of sales	$43,000	$43,000	$50,000
Operating expenses:
Selling	123,000	159,000	141,000
General and administrative	1,778,000	1,258,000	845,000
Research and development	17,000	22,000	20,000
Total operating expenses	1,918,000	1,439,000	1,006,000
Discontinued operations	—	—	122,000
Stock-based compensation before income taxes	1,961,000	1,482,000	1,178,000
Income tax benefits	(758,000)	(490,000)	(248,000)
Total stock-based compensation expense, net of tax	$1,203,000	$992,000	$930,000

The above stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense (which decreased both basic and diluted earnings per share from net income by $0.07, $0.06 and $0.05 in fiscals 2008, 2007 and 2006, respectively) and an increase to additional capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

Most of our stock option and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At July 31, 2008, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,262,000 with a remaining weighted average period of 27 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Stock awards were not granted prior to February 1, 2007. Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2006	—	—
Granted	175,000	$16.57
Nonvested stock awards at July 31, 2007	175,000	16.57
Granted	130,500	10.50
Canceled	(31,421)	16.25
Vested	(66,914)	16.53
Nonvested stock awards at July 31, 2008	207,165	$12.81

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during fiscals 2008, 2007 and 2006:

Weighted-Average
Black-Scholes Option	Year Ended July 31,
Valuation Assumptions	2008	2007	2006

Dividend yield	0.0%	0.0%	0.0%
Expected volatility (1)	0.340	0.368	0.515
Risk-free interest rate (2)	2.91%	4.63%	4.65%
Expected lives (in years) (3)	3.87	4.04	4.80

(1)  Volatility was based on historical closing prices of our Common Stock.

(2)  The U.S. Treasury rate based on the expected life at the date of grant.

(3)  Based on historical exercise behavior.

Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted under the 2006 Incentive Equity Plan during fiscals 2008 and 2007, the 1998 Director’s Plan and certain options under the 1997 Employee Plan. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. In fiscals 2008, 2007 and 2006, the weighted average fair value of all options granted was $3.35, $5.47 and $8.15, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $2,361,000, $7,032,000 and $2,714,000 in fiscals 2008, 2007 and 2006, respectively. The aggregate fair value of all options vested was approximately $1,475,000, $648,000 and $1,797,000 in fiscals 2008, 2007 and 2006, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2005	2,708,493	$11.35
Granted	69,375	16.93
Canceled	(88,442)	8.96
Exercised	(315,727)	8.48

Outstanding at July 31, 2006	2,373,699	11.98
Granted	544,000	15.34
Canceled	(264,143)	17.89
Exercised	(804,710)	6.40

Outstanding at July 31, 2007	1,848,846	14.55
Granted	383,250	10.95
Canceled	(186,376)	16.54
Exercised	(291,303)	6.23

Outstanding at July 31, 2008	1,754,417	$14.94

Exercisable at July 31, 2006	2,125,735	$12.07

Exercisable at July 31, 2007	1,252,427	$14.46

Exercisable at July 31, 2008	1,137,624	$16.28

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. In fiscals 2008 and 2007, options exercised resulted in income tax deductions that reduced income taxes payable by $1,071,000 and $1,137,000, respectively.

We classify the cash flows resulting from excess tax benefits as financing cash flows on our Consolidated Statements of Cash Flows.  Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense (including tax benefits on stock compensation expense that has only been reflected in past pro forma disclosures relating to fiscal years prior to August 1, 2005), which was determined based upon the award’s fair value.

The following table summarizes additional information related to stock options outstanding at July 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at July 31, 2008	(Months)	Price	At July 31, 2008	(Months)	Price

$2.27 - $3.88	138,375	5	$3.28	138,375	5	$3.28
$7.62 - $15.86	825,191	42	$12.00	268,231	23	$12.15
$16.24 - $29.49	790,851	21	$20.05	731,018	19	$20.26
$2.27 - $29.49	1,754,417	30	$14.94	1,137,624	18	$16.28

Total Intrinsic Value	$860,827			$860,827

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

Restricted stock shares outstanding under this plan are restricted solely due to an employment length-of-service restriction which lapses in three equal periods based upon being employed by the Company during that period. At July 31, 2008, options to purchase 462,250 shares of Common Stock were outstanding, and 207,165 nonvested restricted stock shares were issued, under the 2006 Plan.  At July 31, 2008, 37,000 shares are available for issuance pursuant to stock options and stock appreciation rights and 225,921shares are available for issuance pursuant to restricted stock and other stock awards. The 2006 Plan expires on November 13, 2016.

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

At July 31, 2008, options to purchase 1,006,792 shares of Common Stock were outstanding under the 1997 Employee Plan. No additional options will be granted under this plan.

1991 Directors’ Plan

A total of 450,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1991 Directors’ Stock Option Plan, which expired in fiscal 2001. All options outstanding at July 31, 2008 under this plan do not qualify as incentive stock options, have a term of ten years and are fully exercisable. At July 31, 2008, options to purchase 14,625 shares of Common Stock were outstanding under the 1991 Directors’ Plan. No additional options will be granted under this plan.

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

At July 31, 2008, options to purchase 156,000 shares of Common Stock were outstanding under the 1998 Directors’ Plan. No additional options will be granted under this plan.

Non-plan options

We also have 114,750 non-plan options outstanding at July 31, 2008 which have been granted at the closing market price at the time of grant and expire up to a maximum of ten years from the date of grant. These non-plan options do not qualify as incentive stock options.

12.          Accumulated Other Comprehensive Income

Our accumulated other comprehensive income consists solely of the accumulated translation adjustment, net of tax. For purposes of translating the balance sheet at July 31, 2008 compared with July 31, 2007, the value of the Canadian dollar increased by approximately 11.8% and the value of the euro increased by approximately 13.3% compared with the value of the United States dollar. The total of these currency movements increased the accumulated translation adjustment, net of tax, by $1,797,000 during fiscal 2008 to $10,291,000 at July 31, 2008, from $8,494,000 at July 31, 2007.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended July 31,
	2008	2007	2006

Numerator for basic and diluted earnings per share:
Income from continuing operations	$8,693,000	$8,104,000	$6,653,000
Income from discontinued operations	—	342,000	10,268,000
Gain from discontinued operations	—	—	6,776,000
Net income	$8,693,000	$8,446,000	$23,697,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	16,116,360	15,631,143	15,470,990

Dilutive effect of equity awards using the treasury stock method and the average market price for the year	255,066	522,054	804,698

Denominator for diluted earnings per share - weighted average number of shares and Common Stock equivalents	16,371,426	16,153,197	16,275,688

Basic earnings per share:
Continuing operations	$0.54	$0.52	$0.43
Discontinued operations	—	0.02	0.66
Gain from discontinued operations	—	—	0.44
Net income	$0.54	$0.54	$1.53

Diluted earnings per share:
Continuing operations	$0.53	$0.50	$0.41
Discontinued operations	—	0.02	0.63
Gain from discontinued operations	—	—	0.42
Net income	$0.53	$0.52	$1.46

14.          Repurchase of Shares

In May 2008, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock under a repurchase program commencing on June 9, 2008. Under the repurchase program we repurchase shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program has a one-year term ending on June 8, 2009.

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. Through September 19, 2008, we repurchased an additional 6,500 shares. Therefore, at September 19, 2008, we had repurchased 97,200 shares under the repurchase program at a total average price per share of $9.42 and the maximum number of remaining shares that may be repurchased under the program are 402,800 shares.

In April 2006, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock under a repurchase program that expired on April 12, 2007. We repurchased 464,800 shares under that repurchase program at a total average price per share of $14.02. Of the 464,800 shares, 161,800 and 303,000 shares were repurchased during fiscals 2007 and 2006, respectively.

15.          Retirement Plans

We have 401(k) Savings and Retirement Plans for the benefit of eligible United States employees. Additionally, Crosstex maintains a profit sharing plan for the benefit of eligible employees. Contributions by the Company are both discretionary and non-discretionary and are limited in any year to the amount allowable by the Internal Revenue Service.

Aggregate employer contributions under these plans were $1,337,000, $1,200,000 and $898,000 for fiscal 2008, 2007 and 2006, respectively.

16.          Supplemental Cash Flow Information

Interest paid was $4,332,000, $3,306,000 and $3,299,000 for fiscal 2008, 2007 and 2006, respectively.

Income tax payments were $5,774,000, $10,137,000 and $7,470,000 for fiscal 2008, 2007 and 2006, respectively. Income tax payments in fiscal 2007 and 2006 include tax payments relating to the sale of substantially all of Carsen’s assets in fiscal 2006, as further described in Note 19 of the Consolidated Financial Statements.

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

Since the GE Water Acquisition was completed on March 30, 2007, the results of operations of GE Water are included in the accompanying Water Purification and Filtration segment information for fiscal 2008 and the portion of fiscal year 2007 subsequent to the acquisition date and are excluded from the accompanying segment information for fiscal 2006.

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

One customer accounted for approximately 23% of our Water Purification and Filtration segment net sales and approximately 9% of our consolidated net sales from continuing operations in fiscal 2008.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

Three customers collectively accounted for approximately 53% of our Dialysis segment net sales and approximately 20% of our consolidated net sales from continuing operations in fiscal 2008.

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

Our Healthcare Disposables segment is reliant on five customers who collectively accounted for approximately 70% of our Healthcare Disposables segment net sales and 16% of our consolidated net sales from continuing operations in fiscal 2008. Each of these five customers accounted for approximately 10% or more of this segment’s net sales during fiscal 2008.

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

The operating segments follow the same accounting policies used for our Consolidated Financial Statements as described in Note 2.

Information as to operating segments is summarized below:

	Year Ended July 31,
	2008	2007	2006

Net sales:
Water Purification and Filtration	$68,589,000	$49,032,000	$36,356,000
Dialysis	60,075,000	58,696,000	58,908,000
Healthcare Disposables	58,657,000	57,610,000	54,293,000
Endoscope Reprocessing	46,924,000	38,941,000	30,403,000
All Other	15,129,000	14,765,000	12,219,000
Total	$249,374,000	$219,044,000	$192,179,000

Operating Income:
Water Purification and Filtration	$5,482,000	$4,414,000	$2,758,000
Dialysis	8,620,000	8,117,000	6,915,000
Healthcare Disposables	7,357,000	8,753,000	7,917,000
Endoscope Reprocessing	1,281,000	(509,000)	2,451,000
All Other	3,443,000	3,293,000	1,722,000
	26,183,000	24,068,000	21,763,000
General corporate expenses	(8,216,000)	(7,229,000)	(6,419,000)
Interest expense, net	(4,116,000)	(2,737,000)	(3,393,000)

Income from continuing operations before income taxes	$13,851,000	$14,102,000	$11,951,000

	July 31,
	2008	2007	2006

Identifiable assets:
Water Purification and Filtration	$72,598,000	$71,638,000	$35,858,000
Dialysis	32,536,000	32,545,000	32,856,000
Healthcare Disposables	104,377,000	98,933,000	97,351,000
Endoscope Reprocessing	31,546,000	25,744,000	21,602,000
All Other	18,359,000	17,950,000	17,220,000
General corporate, including cash and cash equivalents	19,774,000	16,861,000	31,219,000
Total - continuing operations	279,190,000	263,671,000	236,106,000
Discontinued operations	—	—	2,121,000
Total	$279,190,000	$263,671,000	$238,227,000

	Year Ended July 31,
	2008	2007	2006
Capital expenditures:
Water Purification and Filtration	$1,507,000	$2,530,000	$948,000
Dialysis	1,429,000	708,000	544,000
Healthcare Disposables	952,000	1,437,000	3,471,000
Endoscope Reprocessing	869,000	575,000	861,000
All Other	201,000	269,000	134,000
General corporate	25,000	10,000	111,000
Total	$4,983,000	$5,529,000	$6,069,000

	Year Ended July 31,
	2008	2007	2006
Depreciation and amortization:
Water Purification and Filtration	$2,346,000	$1,680,000	$1,301,000
Dialysis	1,617,000	1,711,000	1,797,000
Healthcare Disposables	5,375,000	4,990,000	5,344,000
Endoscope Reprocessing	1,458,000	839,000	626,000
All Other	899,000	979,000	865,000
General corporate	37,000	40,000	27,000
Total - continuing operations	11,732,000	10,239,000	9,960,000
Discontinued operations	—	—	223,000
Total	$11,732,000	$10,239,000	$10,183,000

Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

	Year Ended July 31,
	2008	2007	2006

Net sales:
United States	$203,087,000	$179,540,000	$162,030,000
Canada	11,217,000	10,246,000	7,960,000
Asia/Pacific	10,247,000	8,691,000	7,996,000
Europe/Africa/Middle East	15,905,000	12,604,000	9,893,000
Latin America/South America	8,918,000	7,963,000	4,300,000
Total	$249,374,000	$219,044,000	$192,179,000

	July 31,
	2008	2007	2006
Total long-lived assets:
United States	$35,698,000	$36,504,000	$36,582,000
Canada	1,435,000	1,524,000	1,244,000
Asia/Pacific	122,000	120,000	28,000
Europe	2,162,000	2,104,000	2,135,000
Total	39,417,000	40,252,000	39,989,000
Goodwill and intangible assets	155,212,000	146,688,000	115,790,000
Total	$194,629,000	$186,940,000	$155,779,000

18.          Restructuring Activities

During the fourth quarter of fiscal 2008, our management approved and initiated plans to restructure our Netherlands subsidiary by relocating all of our manufacturing operations from the Netherlands to the United States. This action is part of our continuing effort to reduce operating costs and improve efficiencies by leveraging the existing infrastructure of our Minntech operations in Minnesota. The elimination of manufacturing operations in the Netherlands will lead to the end of onsite material management, quality assurance, finance and accounting, human resources and some customer service functions. However, we will continue to maintain a strong marketing, sales, service and technical support presence based in the Netherlands to serve customers throughout Europe, the Middle East and Africa. During the fourth quarter of fiscal 2008, we recorded $365,000 in restructuring expenses, which decreased both basic and diluted earnings per share from continuing operations by approximately $0.02 in fiscal 2008, and expect to incur approximately $450,000 in additional restructuring costs in the first half of fiscal 2009. Any changes to the estimated expenses of executing this restructuring plan will be reflected in our future results of operations. The majority of the restructuring costs are included in our Endoscope Reprocessing segment.

The restructuring costs recorded in fiscal 2008 in our Consolidated Financials Statements and expected to be recorded in fiscal 2009 are as follows:

	Three Months Ended			Fiscal 2009	Total
	July 31, 2008		Accrued at	Expected	Expected
	Costs	Inventory disposal	July 31, 2008	Costs	Costs

Cost of sales:
Unsalable inventory	$211,000	$(96,000)	$115,000	$—	$211,000
Severance	64,000	—	64,000	195,000	259,000
	275,000	(96,000)	179,000	195,000	470,000

General and administrative expenses:
Severance	90,000	—	90,000	177,000	267,000
Other	—	—	—	78,000	78,000
	90,000	—	90,000	255,000	345,000

	$365,000	$(96,000)	$269,000	$450,000	$815,000

Since the above costs are recorded in our Netherlands subsidiary, which has been experiencing losses from its operations, tax benefits on the above costs were not recorded. The unsalable inventory is recorded in inventories as part of our inventory reserve and the accrued severance is recorded in compensation payable in our Consolidated Balance Sheet at July 31, 2008.

As part of the restructuring plan, we intend to sell our Netherlands subsidiary’s building and land. At July 31, 2008, these assets had a book value of $1,808,000, net of accumulated depreciation, and are included in property and equipment in our Consolidated Balance Sheet. Such assets will be held and used during the relocation of the manufacturing operations until December 1, 2008. Based on an appraisal obtained in June 2008, a gain of approximately $300,000 may be generated when the building and land are sold. However, due to the deteriorating real estate market and other factors, no assurances can be given as to the timing of the sale and whether a gain or loss on the sale of the facility will ultimately be realized.

19.          Discontinued Operations

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

The purchase price for the net assets sold to Olympus was approximately $31,200,000, comprised of a fixed sum of $10,000,000 plus an additional formula-based sum of $21,200,000. In addition, Olympus paid Carsen 20% of Olympus’ revenues attributable to Carsen’s unfilled customer orders (“backlog”) as of July 31, 2006 that were assumed by Olympus at the closing. Such payments to Carsen were made following Olympus’ receipt of customer payments for such orders and totaled $368,000. In fiscal 2007, the entire $368,000 related to such backlog was recorded as income and reported in income from discontinued operations, net of tax, in the Consolidated Statements of Income.

The $10,000,000 fixed portion of the purchase price was in consideration for (i) Carsen’s customer lists, sales records, and certain other assets related to the sale and servicing of Olympus products and certain non-Olympus products distributed by Carsen, (ii) the release of Olympus’ contractual restriction on hiring Carsen personnel, (iii) real property leases (which were assumed or replaced by Olympus) and leasehold improvements, computer and software systems, equipment and machinery, telephone systems, and records related to the acquired assets, and (iv) assisting Olympus in effecting a smooth transition of Carsen’s business of distributing and servicing Olympus and certain non-Olympus products in Canada. Cantel has also agreed (on behalf of itself and its affiliates) not to manufacture, distribute, sell or represent for sale in Canada through July 31, 2008 any products that are competitive with the Olympus products formerly sold by Carsen under its Olympus Distribution Agreements.

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

Operating segment information and net income attributable to Carsen’s business is summarized below:

	Year Ended July 31,
	2007	2006

Net sales	$1,428,000	$64,921,000

Operating income	$427,000	$15,964,000
Interest expense	—	57,000
Income before income taxes	427,000	15,907,000
Income taxes	85,000	5,639,000
Income from discontinued operations, net of tax	$342,000	$10,268,000

Gain on sale of discontinued operations	$—	$11,397,000
Income taxes	—	4,621,000
Gain on disposal of discontinued operations, net of tax	$—	$6,776,000

Prior to being reported as discontinued operations, fiscal 2006 net sales and operating income of Carsen accounted for approximately 25.3% and 53.3% of our fiscal 2006 consolidated net sales and operating income, respectively.

Cash flows attributable to discontinued operations comprise the following:

	Year ended July 31,
	2008	2007	2006

Net cash (used in) provided by operating activities	$(93,000)	$(4,867,000)	$6,561,000
Net cash provided by investing activities	$—	$—	$30,774,000

In fiscal 2008, net cash used in operating activities was due to the payment of Carsen’s remaining liabilities that existed at July 31, 2007, which primarily related to various taxes. In fiscal 2007, net cash used in operating activities was primarily due to the payment of Carsen’s remaining operating costs relating to fiscal 2006, income tax payments and various wind-down costs, partially offset by the collection of the remaining receivables.

In fiscal 2006, net cash provided by investing activities was due to proceeds from disposal of the discontinued operations. Financing activities of our discontinued operations did not result in any net cash in fiscals 2008, 2007 and 2006.

20.          Direct Sale of Medivators Systems in the United States

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

Notwithstanding the expiration of the distribution agreement with Olympus on August 1, 2006, Olympus has retained the right to purchase from Minntech for resale to certain permitted customers, Medivators accessories, consumables, and replacement and repair parts, as well as Rapicide® disinfectant. Various aspects of such rights expire over the next three years.  During fiscal 2008 and 2007, Olympus continued to purchase such items from us, although we have been gradually converting the sale of such items over to our direct sales and service force.

21.          Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended July 31, 2008 and 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Net sales	$60,005,000	$60,910,000	$64,178,000	$64,281,000
Cost of sales	38,799,000	39,424,000	41,897,000	41,628,000
Gross profit	21,206,000	21,486,000	22,281,000	22,653,000
Gross profit percentage	35.3%	35.3%	34.7%	35.2%

Net income	$1,939,000	$2,157,000	$2,001,000	$2,596,000

Earnings per common share: (1)
Basic	$0.12	$0.13	$0.12	$0.16
Diluted	$0.12	$0.13	$0.12	$0.16

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Net sales	$50,484,000	$51,635,000	$54,412,000	$62,513,000
Cost of sales	32,315,000	32,114,000	34,203,000	41,400,000
Gross profit	18,169,000	19,521,000	20,209,000	21,113,000
Gross profit percentage	36.0%	37.8%	37.1%	33.8%
Income from continuing operations, net of tax	1,723,000	2,252,000	2,230,000	1,899,000
Income from discontinued operations, net of tax	245,000	18,000	18,000	61,000
Net income	$1,968,000	$2,270,000	$2,248,000	$1,960,000

Earnings per common share: (1)
Basic:
Continuing operations	$0.11	$0.15	$0.14	$0.12
Discontinued operations	0.02	—	—	—
Net income	$0.13	$0.15	$0.14	$0.12
Diluted:
Continuing operations	$0.11	$0.14	$0.14	$0.12
Discontinued operations	0.01	—	—	—
Net income	$0.12	$0.14	$0.14	$0.12

(1)  The summation of quarterly earnings per share does not necessarily equal the fiscal year earnings per share due to rounding.

22.          Legal Proceedings

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

CANTEL MEDICAL CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance
	Beginning				Translation	at End
	of Period	Additions		(Deductions)	Adjustments	of Period

Allowance for doubtful accounts:

Year ended July 31, 2008	$927,000	$404,000		$(351,000)	$41,000	$1,021,000

Year ended July 31, 2007	$929,000	$162,000		$(198,000)	$34,000	$927,000

Year ended July 31, 2006	$737,000	$230,000	(1)	$(66,000)	$28,000	$929,000

(1)          Includes $100,000 recorded in connection with the purchase accounting for the Crosstex and Fluid Solutions acquisitions, and $130,000 charged to expenses during fiscal 2006.

