Form 10-Q
period 2008-10-31
CANTEL MEDICAL CORP
filed 2008-12-10
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008.

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

(973) 890-7220

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐   No  ☒

Number of shares of Common Stock outstanding as of November 30, 2008: 16,461,299.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$15,735	$18,318
Accounts receivable, net of allowance for doubtful accounts of $1,023 at October 31 and $1,021 at July 31	29,194	30,316
Inventories:
Raw materials	13,258	12,615
Work-in-process	3,690	3,544
Finished goods	14,696	15,643
Total inventories	31,644	31,802
Deferred income taxes	1,493	1,565
Prepaid expenses and other current assets	3,670	2,560
Total current assets	81,736	84,561
Property and equipment, net	37,139	37,920
Intangible assets, net	39,347	41,254
Goodwill	112,173	113,958
Other assets	1,290	1,497
	$271,685	$279,190
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$8,500	$8,000
Accounts payable	10,123	9,723
Compensation payable	5,010	7,175
Earnout payable	—	4,295
Accrued expenses	6,804	6,739
Deferred revenue	3,054	2,920
Income taxes payable	1,257	70
Total current liabilities	34,748	38,922

Long-term debt	48,800	50,300
Deferred income taxes	17,572	18,503
Other long-term liabilities	2,727	2,753

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; October 31 - 17,695,569 shares issued and 16,461,299 shares outstanding; July 31 - 17,519,581 shares issued and 16,370,844 shares outstanding	1,770	1,752
Additional paid-in capital	83,216	81,475
Retained earnings	89,867	86,534
Accumulated other comprehensive income	5,118	10,291
Treasury Stock, at cost; October 31 - 1,234,270 shares; July 31 - 1,148,737 shares	(12,133)	(11,340)
Total stockholders’ equity	167,838	168,712
	$271,685	$279,190

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	October 31,
	2008	2007

Net sales	$64,406	$60,005

Cost of sales	40,783	38,799

Gross profit	23,623	21,206

Expenses:
Selling	7,350	6,789
General and administrative	9,024	8,957
Research and development	1,065	990
Total operating expenses	17,439	16,736

Income before interest and income taxes	6,184	4,470

Interest expense	751	1,222
Interest income	(70)	(147)

Income before income taxes	5,503	3,395

Income taxes	2,170	1,456

Net income	$3,333	$1,939

Earnings per common share:
Basic	$0.21	$0.12

Diluted	$0.20	$0.12

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2008	2007

Cash flows from operating activities
Net income	$3,333	$1,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,550	1,445
Amortization	1,338	1,399
Stock-based compensation expense	520	532
Amortization of debt issuance costs	97	93
Loss on disposal of fixed assets	14	—
Deferred income taxes	(129)	(246)
Excess tax benefits from stock-based compensation	(221)	(548)
Changes in assets and liabilities:
Accounts receivable	456	(1,089)
Inventories	(732)	(2,098)
Prepaid expenses and other current assets	(1,160)	(604)
Accounts payable, deferred revenue and accrued expenses	(1,133)	(970)
Income taxes payable	1,474	1,139
Net cash provided by operating activities	5,407	992

Cash flows from investing activities
Capital expenditures	(1,383)	(1,352)
Proceeds from disposal of fixed assets	3	4
Earnout paid to Crosstex sellers	(3,666)	(3,667)
Earnout paid to Twist seller	(629)	—
Acquisition of DSI	—	(1,250)
Acquisition of Strong Dental, net of cash acquired	—	(3,682)
Acquisition of Verimetrix	—	(4,906)
Other, net	(15)	(48)
Net cash used in investing activities	(5,690)	(14,901)

Cash flows from financing activities
Borrowings under revolving credit facility	3,500	15,050
Repayments under term loan facility	(2,000)	(1,500)
Repayments under revolving credit facility	(2,500)	—
Proceeds from exercises of stock options	550	515
Excess tax benefits from stock-based compensation	221	548
Purchases of treasury stock	(404)	—
Net cash (used in) provided by financing activities	(633)	14,613

Effect of exchange rate changes on cash and cash equivalents	(1,667)	1,061

(Decrease) increase in cash and cash equivalents	(2,583)	1,765
Cash and cash equivalents at beginning of period	18,318	15,860
Cash and cash equivalents at end of period	$15,735	$17,625

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                                                          Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2008 (the “2008 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet at July 31, 2008 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Certain items in previously presented financial statements have been reclassified to conform to the presentation of the October 31, 2008 financial statements. These reclassifications relate to income taxes payable and accrued expenses in the Condensed Consolidated Balance Sheets and the separation of depreciation and amortization in the Condensed Consolidated Statements of Cash Flows.

Cantel had five principal operating companies at each of October 31, 2008 and July 31, 2008, Minntech Corporation (“Minntech”), Crosstex International Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak, Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

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

We acquired certain net assets of Dialysis Services, Inc. (“DSI”) on August 1, 2007, and Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and all of the issued and outstanding stock of Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The acquisitions of DSI, Verimetrix and Strong Dental had an insignificant effect on our results of operations for the three months ended October 31, 2008, and the three months ended October 31, 2007 subsequent to their respective acquisition dates, due to the small size of these businesses. DSI, Verimetrix and Strong Dental are included in the Water Purification and Filtration, Endoscope Reprocessing and Healthcare Disposables segments, respectively.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Note 2.                                                          Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2008	2007

Cost of sales	$18,000	$13,000
Operating expenses:
Selling	53,000	29,000
General and administrative	443,000	485,000
Research and development	6,000	5,000
Total operating expenses	502,000	519,000
Stock-based compensation before income taxes	520,000	532,000
Income tax benefits	(247,000)	(204,000)
Total stock-based compensation expense, net of tax	$273,000	$328,000

For the three months ended October 31, 2008 and 2007, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense. For each of the three months ended October 31, 2008 and 2007, stock-based compensation expense, net of tax, decreased both basic and diluted earnings per share by $0.02.

Most of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At October 31, 2008, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,094,000 with a remaining weighted average period of 24 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Stock awards were not granted prior to February 1, 2007.  Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. At July 31, 2008, there were 207,165 nonvested stock awards with a weighted average fair value of $12.81. Such stock awards remain nonvested and outstanding at October 31, 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three months ended October 31, 2008 and 2007:

Weighted-Average	Three Months Ended
Black-Scholes Option	October 31,
Valuation Assumptions	2008	2007

Dividend yield	0.0%	0.0%
Expected volatility (1)	0.370	0.353
Risk-free interest rate (2)	2.82%	4.21%
Expected lives (in years) (3)	4.66	4.50

(1) Volatility was based on historical closing prices of our Common Stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be non-deductible for tax purposes in the valuation model, except for options granted under the 2006 Incentive Equity Plan during the three months ended October 31, 2008, fiscals 2008 and 2007, the 1998 Director’s Plan and certain options under the 1997 Employee Plan. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three months ended October 31, 2008 and 2007, the weighted average fair value of all options granted was approximately $3.31 and $5.98, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $815,000 and $1,874,000 for the three months ended October 31, 2008 and 2007, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2008	1,754,417	$14.94
Granted	8,750	9.29
Canceled	(23,778)	12.69
Exercised	(175,988)	5.34
Outstanding at October 31, 2008	1,563,401	$16.02

Exercisable at July 31, 2008	1,137,624	$16.28

Exercisable at October 31, 2008	951,233	$18.41

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the three months ended October 31, 2008 and 2007, options exercised resulted in income tax deductions that reduced income taxes payable by $348,000 and $690,000, respectively.

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

Note 3.                                                          Acquisitions

Strong Dental Products, Inc.

On September 26, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing all of the issued and outstanding stock of Strong Dental, a private company with pre-acquisition annual revenues of approximately $1,000,000 that designs, markets and sells comfort cushioning and infection control covers for x-ray film and digital x-ray sensors. The total consideration for the transaction, including transactions costs and assumption of debt, was $4,017,000. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $700,000 contingent upon the achievement of a specified revenue target over a three year period. As of October 31, 2008, none of the additional consideration had been earned.

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

Verimetrix, LLC

On September 17, 2007, we expanded our product offerings in our Endoscope Reprocessing (Medivators®) segment by purchasing certain net assets from Verimetrix, a private company with pre-acquisition annual revenues of $2,000,000 that designs, markets and sells the Veriscan™ System, an endoscope leak and fluid detection device. The total consideration for the transaction, including transaction costs, was $4,906,000. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $4,025,000 contingent upon the achievement of a specified cumulative revenue target over a six year period. As of October 31, 2008, none of the additional consideration had been earned.

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

The acquisitions of DSI, Verimetrix and Strong Dental are included in our results of operations for the three months ended October 31, 2008 and the portion of the three months ended October 31, 2007 subsequent to the respective acquisition dates, and had an insignificant effect on our results of operations due to the small size of these businesses.

We have not made any acquisitions subsequent to the acquisitions of DSI on August 1, 2007, Verimetrix on September 17, 2007 and Strong Dental on September 26, 2007.

Note 4.                                                          Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies a consistent framework, or hierarchy, for selecting accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently in the process of evaluating the effect of SFAS 162.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and therefore was adopted on August 1, 2008 with respect to recorded financial assets and financial liabilities. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements of financial assets and financial liabilities. In February 2008, FASB Staff Position No. 157-2, “Effective Date of Statement 157,” was issued which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. We will adopt the provisions of SFAS No. 157 for nonfinancial assets and liabilities in fiscal 2010 and are currently in the process of evaluating the effect of SFAS 157 for nonfinancial assets and nonfinancial liabilities.

Note 5.                                                          Accumulated Other Comprehensive Income

The Company’s comprehensive income for the three months ended October 31, 2008 and 2007 is set forth in the following table:

	Three Months Ended
	October 31,
	2008	2007

Net income	$3,333,000	$1,939,000
Other comprehensive (loss) income:
Unrealized loss on interest cap, net of tax	(67,000)	—
Foreign currency translation, net of tax	(5,106,000)	3,835,000
Comprehensive (loss) income	$(1,840,000)	$5,774,000

Note 6.                                                          Financial Instruments

We account for derivative instruments and hedging activities in accordance with SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings. As of October 31, 2008, all of our derivatives were designated as hedges.

Changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as further described in Note 16 to the Condensed Consolidated Financial Statements, a portion of the net assets of our United States subsidiary, Minntech, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar and British pound and the value of the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were four foreign currency forward contracts with an aggregate value of $2,698,000 at October 31, 2008, which covered certain assets and liabilities of Minntech and its Netherlands subsidiary that were denominated in currencies other than their functional currencies. Such contracts expired on November 30, 2008. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at Minntech and its Netherlands subsidiary that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three months ended October 31, 2008, such forward contracts were partially effective in offsetting a portion of the impact on operations relating to certain assets and liabilities of Minntech and its Netherlands subsidiary that were denominated in currencies other than their functional currencies. Despite the use of these forward contracts, the functional currency conversion loss recognized in net income during the three months ended October 31, 2008 was approximately $42,000, net of tax, primarily due to the weakening of the euro and British pound relative to the United States dollar. Gains and losses related to the hedging contracts to buy euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

The interest rate on outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Condensed Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement on July 21, 2008 for the two-year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. This interest rate cap agreement has been designated as a cash flow hedge instrument. The cost of the interest rate cap, which is included in other assets, was approximately $149,000 and will be amortized to interest expense over the two-year life of the agreement. The difference between its amortized cost and its fair value was recorded as an unrealized loss and included in accumulated other comprehensive loss.

On August 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three level fair value hierarchy to prioritize the inputs used in valuations, as defined below:

Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability.

As of October 31, 2008, the fair values of the Company’s assets measured on a recurring basis were categorized as follows:

	Level 1	Level 2	Level 3	Total

Interest Rate Cap Agreement	$—	$46,000	$—	$46,000

The interest rate cap agreement was valued based on an observable market price applied to the specific terms of the interest rate cap agreement as calculated by a banking institution, and is classified within Level 2 of the fair value hierarchy.

Note 7.                                                          Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $1,338,000 and $1,399,000 for the three months ended October 31, 2008 and 2007, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	October 31, 2008
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$26,212,000	$(8,731,000)	$17,481,000
Technology	9,171,000	(4,595,000)	4,576,000
Brand names	9,546,000	(3,026,000)	6,520,000
Non-compete agreements	2,032,000	(1,158,000)	874,000
Patents and other registrations	1,148,000	(169,000)	979,000
	48,109,000	(17,679,000)	30,430,000
Trademarks and tradenames	8,917,000	—	8,917,000
Total intangible assets	$57,026,000	$(17,679,000)	$39,347,000

	July 31, 2008
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$28,669,000	$(10,341,000)	$18,328,000
Technology	9,622,000	(4,602,000)	5,020,000
Brand names	9,546,000	(2,768,000)	6,778,000
Non-compete agreements	2,032,000	(1,080,000)	952,000
Patents and other registrations	1,134,000	(148,000)	986,000
	51,003,000	(18,939,000)	32,064,000
Trademarks and tradenames	9,190,000	—	9,190,000
Total intangible assets	$60,193,000	$(18,939,000)	$41,254,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2009 and the next five years is as follows:

Nine month period ending July 31, 2009	$3,811,000
Fiscal 2010	4,896,000
Fiscal 2011	4,601,000
Fiscal 2012	4,138,000
Fiscal 2013	4,064,000
Fiscal 2014	3,892,000

Goodwill changed during fiscal 2008 and the three months ended October 31, 2008 as follows:

				Water
		Healthcare	Endoscope	Purification		Total
	Dialysis	Disposables	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2007	$8,155,000	$43,011,000	$6,500,000	$36,641,000	$7,766,000	$102,073,000
Acquisitions	—	3,167,000	3,148,000	857,000	—	7,172,000
Earnout on acquisition	—	4,295,000	—	—	—	4,295,000
Adjustments primarily relating to income tax exposure of acquired businesses	(22,000)	—	—	(61,000)	(3,000)	(86,000)
Foreign curreny translation	—	—	—	225,000	279,000	504,000
Balance, July 31, 2008	8,133,000	50,473,000	9,648,000	37,662,000	8,042,000	113,958,000
Acquisitions	—	—	—	—	—	—
Foreign curreny translation	—	—	—	(795,000)	(990,000)	(1,785,000)
Balance, October 31, 2008	$8,133,000	$50,473,000	$9,648,000	$36,867,000	$7,052,000	$112,173,000

On July 31, 2008, we performed impairment studies of the Company’s goodwill and trademarks and trade names and concluded that such assets were not impaired.

Note 8.                                                          Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended
	October 31,
	2008	2007

Beginning balance	$916,000	$1,033,000
Acquisitions	—	28,000
Provisions	302,000	281,000
Charges	(288,000)	(308,000)
Foreign currency translation	(48,000)	24,000
Ending balance	$882,000	$1,058,000

The warranty provisions and charges during the three months ended October 31, 2008 and 2007 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.                                                          Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $869,000 at October 31, 2008.

At October 31, 2008, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At October 31, 2008, the lender’s base rate was 4.00% and the LIBOR rates ranged from 2.65% to 3.35%. The margins applicable to our outstanding borrowings at October 31, 2008 were 0.00% above the lender’s base rate and 1.00% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at October 31, 2008. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected throughout most of fiscal 2009 from any exposure associated with increasing LIBOR rates. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement in July 2008 for the two year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at October 31, 2008.

  The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex, and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of October 31, 2008, we were in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On October 31, 2008, we had $57,300,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $26,000,000 and $31,300,000 under the term loan facility and the revolving credit facility, respectively. The maturities of our credit facilities are described in Note 12 to the Condensed Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	October 31,
	2008	2007
Numerator for basic and diluted earnings per share:
Net income	$3,333,000	$1,939,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	16,190,323	15,982,184

Dilutive effect of equity awards using the treasury stock method and the average market price for the period	158,419	349,202

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,348,742	16,331,386

Basic earnings per share	$0.21	$0.12

Diluted earnings per share	$0.20	$0.12

Note 11.                                                   Income Taxes

The consolidated effective tax rate was 39.4% and 42.9% for the three months ended October 31, 2008 and 2007, respectively. The decrease in the consolidated effective tax rate was affected principally by the geographic mix of pre-tax income and statutory tax rate reductions during fiscals 2009 and 2008 as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate for the three months ended October 31, 2008 and 2007 of 35.8% and 38.7%, respectively. This lower overall effective rate was principally caused by New York state tax rate reductions enacted in 2008, which primarily relate to our Healthcare Disposables segment, and recently enacted Federal tax legislation that enabled us to claim the research and experimentation tax credit.

Approximately 7% of our income before income taxes was generated from our Canadian operations, which had an overall effective tax rate for the three months ended October 31, 2008 of 36.2%.

A tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the three months ended October 31, 2008 and 2007, thereby causing our overall consolidated effective tax rate to exceed the effective tax rates in our United States and Canadian operations. The overall loss from our Netherlands operation for the three months ended October 31, 2008, compared with the three months ended October 31, 2007, increased due to restructuring activities, as described in Note 16 to the Condensed Consolidated Financial Statements, which will be completed during the second quarter of our fiscal 2009.

The results of operations for our subsidiaries in Japan and Singapore did not have a significant impact on our overall effective tax rate for the three months ended October 31, 2008 and 2007 due to the size of these operations relative to our United States, Canada and Netherlands operations.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of our unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Therefore, if the unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on August 1, 2007	$484,000
Lapse of statute of limitations	(57,000)
Unrecognized tax benefits on July 31, 2008	427,000
Activity during the three months ended October 31, 2008	—
Unrecognized tax benefits on October 31, 2008	$427,000

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

12.          Commitments and Contingencies

Long-term contractual obligations

As of October 31, 2008, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$6,000	$10,000	$41,300	$—	$—	$—	$57,300
Expected interest payments under the credit facilities (1)	1,635	1,854	226	—	—	—	3,715
Minimum commitments under noncancelable operating leases	2,487	2,713	1,741	956	566	1,139	9,602
Minimum commitments under noncancelable capital leases	39	52	14	—	—	—	105
Minimum commitments under license agreement	52	97	145	168	168	2,247	2,877
Deferred compensation and other	235	494	424	281	32	199	1,665
Employment agreements	3,101	3,257	149	139	—	—	6,646
Total contractual obligations	$13,549	$18,467	$43,999	$1,544	$766	$3,585	$81,910

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 4.11% and 3.90%, respectively, which were our weighted average interest rates on outstanding borrowings at October 31, 2008.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment. In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At October 31, 2008, we had minimum future royalty obligations related to this license agreement of approximately $2,877,000 through December 31, 2026 using the exchange rate on October 31, 2008.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment agreements

We have previously entered into various employment agreements with several executives of the Company, including the former President and Chief Executive Officer. Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, estimated separation benefits and other related costs of approximately $720,000 were recorded in general and administrative expenses during fiscal 2008. Approximately $600,000 of such amount remains payable as of October 31, 2008, and accordingly, has been reflected in the table above as a required payment during fiscal 2009.

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

One customer accounted for approximately 23% of our Water Purification and Filtration segment net sales and approximately 9% of our consolidated net sales during the three months ended October 31, 2008.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

Three customers collectively accounted for approximately 51% of our Dialysis segment net sales and approximately 19% of our consolidated net sales during the three months ended October 31, 2008.

Healthcare Disposables, which includes single-use infection prevention and control products used principally in the dental market such as face masks, patient towels and bibs, self-sealing sterilization pouches, tray covers, sterilization packaging accessories, surface barriers including eyewear, aprons and gowns, disinfectants, germicidal wipes, hand care products, gloves, sponges, cotton products, cups, needles and syringes, scalpels and blades, and saliva evacuators and ejectors.

Our Healthcare Disposables segment is reliant on five customers who collectively accounted for approximately 62% of our Healthcare Disposables segment net sales and 15% of our consolidated net sales during the three months ended October 31, 2008.

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

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2008 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended
	October 31,
	2008	2007

Net sales:
Water Purification and Filtration	$18,470,000	$15,953,000
Dialysis	14,230,000	15,455,000
Healthcare Disposables	15,749,000	13,966,000
Endoscope Reprocessing	12,423,000	11,145,000
All Other	3,534,000	3,486,000
Total	$64,406,000	$60,005,000

Operating Income:
Water Purification and Filtration	$1,752,000	$1,289,000
Dialysis	2,239,000	2,272,000
Healthcare Disposables	1,977,000	1,835,000
Endoscope Reprocessing	1,535,000	349,000
All Other	665,000	600,000
	8,168,000	6,345,000
General corporate expenses	(1,984,000)	(1,875,000)
Interest expense, net	(681,000)	(1,075,000)

Income before income taxes	$5,503,000	$3,395,000

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

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. We repurchased an additional 43,847 shares through October 31, 2008 at a total average price per share of $9.17. Therefore, at October 31, 2008, we had repurchased 134,547 shares under the repurchase program at a total average price per share of $9.34 and the maximum number of remaining shares that may be repurchased under the program is 365,453 shares.

Note 16.                                                   Restructuring Activities

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

During the three months ended October 31, 2008, we recorded $271,000 in restructuring expenses, which decreased both basic and diluted earnings per share from operations by approximately $0.02. Including restructuring costs incurred during the three months ended July 31, 2008, the cumulative amount of such costs incurred as of October 31, 2008 was $636,000. We expect to incur approximately $139,000 in additional restructuring costs in the three months ending January 31, 2009. Any changes to the remaining estimated expenses of executing this restructuring plan will be reflected in our future results of operations. The decrease in the total expected restructuring expense estimated at July 31, 2008 compared to our estimate at October 31, 2008 was primarily due to the significant decrease in the value of the euro in relation to the United States dollar. The majority of the restructuring costs are included in our Endoscope Reprocessing segment.

The restructuring costs recorded and expected to be recorded are as follows:

	Cost of Sales			General and Administrative Expenses
	Unsalable						Aggregate
	Inventory	Severance	Total	Severance	Other	Total	Total

Three months ended July 31, 2008:
Expense	$211,000	$64,000	$275,000	$90,000	$—	$90,000	$365,000
Inventory disposal	(96,000)	—	(96,000)	—	—	—	(96,000)
Accrued balance at July 31, 2008	115,000	64,000	179,000	90,000	—	90,000	269,000

Three months ended October 31, 2008:
Expense	10,000	129,000	139,000	132,000	—	132,000	271,000
Paid	—	—	—	(88,000)	—	(88,000)	(88,000)
Foreign currency translation	(35,000)	(16,000)	(51,000)	(12,000)	—	(12,000)	(63,000)
Accrued balance at October 31, 2008	90,000	177,000	267,000	122,000	—	122,000	389,000

Three months ending January 31, 2009:
Expected expense	—	36,000	36,000	25,000	78,000	103,000	139,000
Expected to be paid	—	(213,000)	(213,000)	(147,000)	(78,000)	(225,000)	(438,000)
Accrued balance at January 31, 2009	$90,000	$—	$90,000	$—	$—	$—	$90,000

Total restructuring expenses incurred and expected to be incurred	$221,000	$229,000	$450,000	$247,000	$78,000	$325,000	$775,000

Since the above costs were recorded in our Netherlands subsidiary, which has been experiencing losses from its operations, tax benefits on the above costs were not recorded. The unsalable inventory was recorded in inventories as part of our inventory reserve and the accrued severance was recorded in compensation payable in our Condensed Consolidated Balance Sheets at October 31, 2008 and July 31, 2008.

As part of the restructuring plan, we intend to sell our Netherlands building and land. At October 31, 2008, these assets had a book value of $1,446,000, net of accumulated depreciation, and were included in property and equipment in our Condensed Consolidated Balance Sheets. The primary reason for the decrease in the book value of the Netherlands building and land since July 31, 2008 was the decrease in the value of the euro relative to the United States dollar. Such assets will be held and used during the relocation of the manufacturing operations until December 2008. Based on a recent offer currently being discussed, a gain of approximately $200,000 may be generated when the building and land are sold. However, due to the deteriorating real estate and credit markets and other factors, no assurances can be given as to the timing of the sale and whether a gain or loss on the sale of the facility will ultimately be realized.

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

Results of Operations provides a discussion of the consolidated results of operations for the three months ended October 31, 2008 compared with the three months ended October 31, 2007.

Liquidity and Capital Resources provides an overview of our working capital, cash flows, contractual obligations and financing and foreign currency activities.

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

•                  Healthcare Disposables: Single-use, infection prevention and control products used principally in the dental market including face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups, sterilization pouches and disinfectants.

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

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (the “2008 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)                                                      Higher raw material, manufacturing and distribution costs adversely impacted our results of operations for the three months ended October 31, 2008, compared with the three months ended October 31, 2007, as more fully described elsewhere in this MD&A.

(ii)                                                   We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted during the three months ended October 31, 2008 and will continue to be adversely impacted during fiscal 2009 and thereafter due to the loss of some low margin dialysate concentrate business as a result of the highly competitive and price sensitive market for such product, as more fully described elsewhere in this MD&A.

(iii)                                                In June 2008, we announced and began executing our plan to restructure our Netherlands manufacturing operations as part of our continuing effort to reduce operating costs and leverage our existing United States infrastructure. As a result of this restructuring, a charge of approximately $271,000 was recorded in the three months ended October 31, 2008, which decreased both basic and diluted earnings per share by $0.02. An additional charge of approximately $139,000 is expected in our second quarter of fiscal 2009, as more fully described in Note 16 to the Condensed Consolidated Financial Statements and elsewhere in this MD&A.

(iv)                                               Fluctuations in the rates of currency exchange had an overall favorable impact on our results of operations for the three months ended October 31, 2008, compared with the three months ended October 31, 2007, as more fully described elsewhere in this MD&A.

(v)                                                  Fiscal 2008 acquisitions: We acquired the businesses of Dialysis Services, Inc. (“DSI”) on August 1, 2007, Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries and includes the results of operations of DSI, Verimetrix and Strong Dental for the three months ended October 31, 2008 and the portion of the three months ended October 31, 2007 subsequent to their respective acquisition dates.

The following discussion should also be read in conjunction with our 2008 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended
	October 31,
	2008		2007
	(Dollar amounts in thousands)
	$	%	$	%

Water Purification and Filtration	$18,470	28.7	$15,953	26.5
Dialysis	14,230	22.1	15,455	25.8
Healthcare Disposables	15,749	24.4	13,966	23.3
Endoscope Reprocessing	12,423	19.3	11,145	18.6
All Other	3,534	5.5	3,486	5.8
	$64,406	100.0	$60,005	100.0

Net Sales

Net sales increased by $4,401,000, or 7.3%, to $64,406,000 for the three months ended October 31, 2008 from $60,005,000 for the three months ended October 31, 2007.

Net sales were adversely impacted for the three months ended October 31, 2008 compared with the three months ended October 31, 2007 by approximately $102,000 due to the translation of Canadian dollar net sales primarily of our Water Purification and Filtration operating segment using a weaker Canadian dollar against the United States dollar.

The increase in net sales for the three months ended October 31, 2008 was principally attributable to increases in sales of water purification and filtration products and services, healthcare disposables products and endoscope reprocessing products and services, partially offset by a decrease in dialysis products.

Net sales of water purification and filtration products and services increased by $2,517,000, or 15.8%, for the three months ended October 31, 2008 compared with the three months ended October 31, 2007, primarily due to (i) an increase in demand for our water purification equipment from dialysis customers, (ii) sales fulfillment delays of capital equipment during the three months ended October 31, 2007 as a result of the integration of the acquired GE Water & Process Technologies’ water dialysis business into our facilities, (iii) an increase in demand for our sterilants and filters by pharmaceutical companies and within our installed equipment base of business, including one of our largest customers who standardized on our consumables products in their ordering system utilized by their dialysis clinics and (iv) approximately $285,000 in higher net sales due to increases in selling prices to partially offset increased manufacturing costs. Although commercial and industrial (large capital) equipment sales were comparable during the three months ended October 31, 2008 compared with the three months ended October 31, 2007, we are seeing delayed investments in commercial and industrial capital equipment by customers due to the recent deterioration in the general economy and credit markets, which may adversely affect such sales during the remainder of fiscal 2009.

Net sales of healthcare disposable products increased by $1,783,000, or 12.8%, for the three months ended October 31, 2008, compared with the three months ended October 31, 2007, primarily due to (i) an increase in demand for our instrument sterilization pouches, face masks, towels, headrest and barrier covers and cups during the three months ended October 31, 2008, (ii) the adverse impact on the three months ended October 31, 2007 due to the consolidation of certain distributors of our dental products during 2007 resulting in the rationalization of duplicate inventories of the consolidated companies, (iii) approximately $194,000 in incremental net sales due to the acquisition of Strong Dental on September 26, 2007 and (iv) approximately $400,000 in higher net sales due to an increase in selling prices. Such selling price increases were implemented to offset corresponding supplier cost increases and therefore did not have a significant impact on gross profit.

Net sales of endoscope reprocessing products and services increased by $1,278,000, or 11.5%, for the three months ended October 31, 2008, compared with the three months ended October 31, 2007, primarily due to the increase in demand in the United States for our disinfectants and product service due to the increased field population of equipment as well as our ability to gradually convert the sale of such items from our former equipment distributor (who continues to purchase high-level disinfectants, cleaners, and consumables from us and provide product service to our customers) to our direct sales and service force at higher selling prices. Higher selling prices, most of which relates to the direct sale of disinfectants, consumables and product service, resulted in approximately $760,000 in incremental net sales for the three months ended October 31, 2008, compared with the three months ended October 31, 2007. The increase in net sales was also due to approximately $184,000 in incremental net sales due to the acquisition of Verimetrix on September 17, 2007. Although endoscope reprocessing equipment sales were comparable during the three months ended October 31, 2008 and October 31, 2007, future sales may be adversely affected by the recent deterioration in the general economy and credit markets by potentially causing our customers to slow spending on such capital equipment.

Net sales of dialysis products and services decreased by $1,225,000, or 7.9%, for the three months ended October 31, 2008, compared with the three months ended October 31, 2007, primarily due to the loss of some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) as a result of the highly competitive and price sensitive market for this low margin commodity product. Due to sales price decreases by some of our competitors, we expect a similar decrease in net sales of our low margin dialysate concentrate product throughout fiscal 2009 as we elect not to pursue unprofitable concentrate sales. This decrease in net sales was partially offset by approximately $300,000 in higher net sales due to higher selling prices, including freight invoiced to customers (related costs of a similar amount are included within cost of sales), to partially offset increased manufacturing and shipping costs.

Gross profit

Gross profit increased by $2,417,000, or 11.4%, to $23,623,000 for the three months ended October 31, 2008 from $21,206,000 for the three months ended October 31, 2007. Gross profit as a percentage of net sales for the three months ended October 31, 2008 and 2007 was 36.7% and 35.3%, respectively.

The gross profit percentage increased primarily due to (i) favorable sales mix due to the increased sales volume of certain high margin products such as disinfectants and consumables in our Endoscope Reprocessing segment, sterilants and filters in our Water Purification and Filtration segment, and sterilization pouches and masks in our Healthcare Disposables segment, and a decrease in sales of low margin dialysate concentrate in our Dialysis segment, (ii) our ability to gradually convert the sale of high-level disinfectants, cleaners, and consumables in our Endoscope Reprocessing segment from our former equipment distributor (who continues to purchase such items from us) to our direct sales and service force at higher selling prices and (iii) inefficiencies in our Water Purification and Filtration segment during the three months ended October 31, 2007 as a result of the integration of the acquired GE Water & Process Technologies’ water dialysis business into our facilities. Partially offsetting this increase was a decrease in gross profit percentage attributed to an increase in raw material, manufacturing and shipping costs in all of our operating segments, which were only partially offset by selling price increases, and approximately $139,000 in restructuring charges recorded primarily in our Endoscope Reprocessing segment during the three months ended October 31, 2008 relating to the relocation of our Netherlands manufacturing operations, as more fully described elsewhere in this MD&A.

With respect to the increase in the amount of gross profit (as opposed to the discussion of gross profit percentage), increases in net sales and gross profit percentage as explained above constituted the most significant factors in the increase in gross profit.

Operating Expenses

Selling expenses increased by $561,000, or 8.3%, to $7,350,000 for the three months ended October 31, 2008, from $6,789,000 for the three months ended October 31, 2007, primarily due to (i) higher compensation expense of approximately $430,000 relating to annual salary increases in all of our reporting segments and additional sales personnel primarily in our Water Purification and Filtration and Healthcare Disposables segments and (ii) an increase of approximately $100,000 in advertising and marketing expense primarily related to our Healthcare Disposables segment.

Selling expenses as a percentage of net sales were 11.4% and 11.3% for the three months ended October 31, 2008 and 2007.

General and administrative expenses increased by $67,000, or 0.7%, to $9,024,000 for the three months ended October 31, 2008, from $8,957,000 for the three months ended October 31, 2007, principally due to increases of approximately $390,000 in compensation expense primarily related to incentive compensation and approximately $132,000 of severance expense related to the relocation of our Medivators’ manufacturing operations from the Netherlands to the United States. These increases were partially offset by a decrease of approximately $445,000 as a result of foreign exchange gains associated with translating certain foreign denominated assets into functional currencies as well as the translation of general and administrative expenses of our international subsidiaries using a significantly weaker Canadian dollar and euro against the

United States dollar.

General and administrative expenses as a percentage of net sales were 14.0% and 14.9% for the three months ended October 31, 2008 and 2007.

Research and development expenses (which include continuing engineering costs) increased by $75,000 to $1,065,000 for the three months ended October 31, 2008, from $990,000 for the three months ended October 31, 2007 primarily due to the timing of projects. The majority of our research and development expenses related to our endoscope reprocessing and filtration products.

Interest

Interest expense decreased by $471,000 to $751,000 for the three months ended October 31, 2008, from $1,222,000 for the three months ended October 31, 2007, due to decreases in the average outstanding borrowings and average interest rates.

Interest income decreased by $77,000 to $70,000 for the three months ended October 31, 2008, from $147,000 for the three months ended October 31, 2007, primarily due to a decrease in average interest rates.

Income taxes

The consolidated effective tax rate was 39.4% and 42.9% for the three months ended October 31, 2008 and 2007, respectively. The decrease in the consolidated effective tax rate was affected principally by the geographic mix of pre-tax income and statutory tax rate reductions during fiscals 2009 and 2008 as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate for the three months ended October 31, 2008 and 2007 of 35.8% and 38.7%, respectively. This lower overall effective rate was principally caused by New York state tax rate reductions enacted in 2008, which primarily relate to our Healthcare Disposables segment, and recently enacted Federal tax legislation that enabled us to claim the research and experimentation tax credit.

Approximately 7% of our income before income taxes was generated from our Canadian operations, which had an overall effective tax rate for the three months ended October 31, 2008 of 36.2%.

A tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the three months ended October 31, 2008 and 2007, thereby causing our overall consolidated effective tax rate to exceed the effective tax rates in our United States and Canadian operations. The overall loss from our Netherlands operation for the three months ended October 31, 2008, compared with the three months ended October 31, 2007, increased due to restructuring activities, as described in Note 16 to the Condensed Consolidated Financial Statements and elsewhere in this MD&A, which will be completed during the second quarter of our fiscal 2009.

The results of operations for our subsidiaries in Japan and Singapore did not have a significant impact on our overall effective tax rate for the three months ended October 31, 2008 and 2007 due to the size of these operations relative to our United States, Canada and Netherlands operations.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of our unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recorded as an increase or decrease to goodwill. Therefore, if the unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on August 1, 2007	$484,000
Lapse of statute of limitations	(57,000)
Unrecognized tax benefits on July 31, 2008	427,000
Activity during the three months ended October 31, 2008	—
Unrecognized tax benefits on October 31, 2008	$427,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2008	2007

Cost of sales	$18,000	$13,000
Operating expenses:
Selling	53,000	29,000
General and administrative	443,000	485,000
Research and development	6,000	5,000
Total operating expenses	502,000	519,000
Stock-based compensation before income taxes	520,000	532,000
Income tax benefits	(247,000)	(204,000)
Total stock-based compensation expense, net of tax	$273,000	$328,000

For the three months ended October 31, 2008 and 2007, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense. For each of the three months ended October 31, 2008 and 2007, stock-based compensation expense, net of tax, decreased both basic and diluted earnings per share by $0.02.

The stock-based compensation expense recorded in the Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), assumptions used in determining fair value, and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period.

Most of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At October 31, 2008, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,094,000 with a remaining weighted average period of 24 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised, or with respect to incentive stock options the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. For the three months ended October 31, 2008 and 2007, options exercised resulted in income tax deductions that reduced income taxes payable by $348,000 and $690,000, respectively.

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

Liquidity and Capital Resources

Working capital

At October 31, 2008, the Company’s working capital was $46,988,000, compared with $45,639,000 at July 31, 2008.

Cash flows from operating activities

Net cash provided by operating activities was $5,407,000 and $992,000 for the three months ended October 31, 2008 and 2007, respectively. For the three months ended October 31, 2008, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation, amortization and stock-based compensation expense, a decrease in accounts receivable (due to improved collections) and an increase in income taxes payable (due to the timing associated with tax payments). These items were partially offset by increases in inventories (due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing segment) and prepaid expenses (due to the prepayment of certain operating expenses) and decreases in accounts payable, deferred revenue and accrued expenses (due primarily to the timing associated with incentive compensation payments).

For the three months ended October 31, 2007, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation, amortization and stock-based compensation expense, and an increase in income taxes payable (due to the timing associated with tax payments). These items were partially offset by increases in accounts receivable (due to an increase in sales) and inventories (due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing segment).

Cash flows from investing activities

Net cash used in investing activities was $5,690,000 and $14,901,000 for the three months ended October 31, 2008 and 2007, respectively. For the three months ended October 31, 2008, the net cash used in investing activities was primarily for acquisition earnout payments to the former owners of Crosstex and Twist and capital expenditures. For the three months ended October 31, 2007, the net cash used in investing activities was primarily for the acquisitions of DSI, Verimetrix and Strong Dental, a payment for an acquisition earnout to the former owners of Crosstex and capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $633,000 for the three months ended October 31, 2008, compared with net cash provided by financing activities of $14,613,000 for the three months ended October 31, 2007. For the three months ended October 31, 2008, the net cash used in financing activities was primarily attributable to repayments under our credit facilities and purchases of treasury stock, partially offset by a borrowing under our revolving credit facility and proceeds from the exercises of stock options. For the three months ended October 31, 2007, the net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility principally related to the acquisitions of DSI, Verimetrix and Strong Dental, proceeds from the exercises of stock options and excess tax benefits from stock-based compensation, partially offset by a repayment under the term loan facility.

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

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. We repurchased an additional 43,847 shares through October 31, 2008 at a total average price per share of $9.17. No repurchases were made in the month of November. Therefore, at November 30, 2008, we had repurchased 134,547 shares under the repurchase program at a total average price per share of $9.34 and the maximum number of remaining shares that may be repurchased under the program is 365,453 shares.

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

During the three months ended October 31, 2008, we recorded $271,000 in restructuring expenses, which decreased both basic and diluted earnings per share from operations by approximately $0.02. Including restructuring costs incurred during the three months ended July 31, 2008, the cumulative amount of such costs incurred as of October 31, 2008 was $636,000. We expect to incur approximately $139,000 in additional restructuring costs in the three months ending January 31, 2009. Any changes to the remaining estimated expenses of executing this restructuring plan will be reflected in our future results of operations. The decrease in the total expected restructuring expense estimated at July 31, 2008 compared to our estimate at October 31, 2008 was primarily due to the significant decrease in the value of the euro in relation to the United States dollar. The majority of the restructuring costs are included in our Endoscope Reprocessing segment.

The restructuring costs recorded and expected to be recorded are as follows:

	Cost of Sales			General and Administrative Expenses
	Unsalable						Aggregate
	Inventory	Severance	Total	Severance	Other	Total	Total

Three months ended July 31, 2008:
Expense	$211,000	$64,000	$275,000	$90,000	$—	$90,000	$365,000
Inventory disposal	(96,000)	—	(96,000)	—	—	—	(96,000)
Accrued balance at July 31, 2008	115,000	64,000	179,000	90,000	—	90,000	269,000

Three months ended October 31, 2008:
Expense	10,000	129,000	139,000	132,000	—	132,000	271,000
Paid	—	—	—	(88,000)	—	(88,000)	(88,000)
Foreign currency translation	(35,000)	(16,000)	(51,000)	(12,000)	—	(12,000)	(63,000)
Accrued balance at October 31, 2008	90,000	177,000	267,000	122,000	—	122,000	389,000

Three months ending January 31, 2009:
Expected expense	—	36,000	36,000	25,000	78,000	103,000	139,000
Expected to be paid	—	(213,000)	(213,000)	(147,000)	(78,000)	(225,000)	(438,000)
Accrued balance at January 31, 2009	$90,000	$—	$90,000	$—	$—	$—	$90,000

Total restructuring expenses incurred and expected to be incurred	$221,000	$229,000	$450,000	$247,000	$78,000	$325,000	$775,000

Since the above costs were recorded in our Netherlands subsidiary, which has been experiencing losses from its operations, tax benefits on the above costs were not recorded. The unsalable inventory was recorded in inventories as part of our inventory reserve and the accrued severance was recorded in compensation payable in our Condensed Consolidated Balance Sheets at October 31, 2008 and July 31, 2008.

As part of the restructuring plan, we intend to sell our Netherlands building and land. At October 31, 2008, these assets had a book value of $1,446,000, net of accumulated depreciation, and were included in property and equipment in our Condensed Consolidated Balance Sheets. The primary reason for the decrease in the book value of the Netherlands building and land since July 31, 2008 was the decrease in the value of the euro relative to the United States dollar. Such assets will be held and used during the relocation of the manufacturing operations until December 2008. Based on a recent offer currently being discussed, a gain of approximately $200,000 may be generated when the building and land are sold. However, due to the deteriorating real estate and credit markets and other factors, no assurances can be given as to the timing of the sale and whether a gain or loss on the sale of the facility will ultimately be realized.

Long-term contractual obligations

As of October 31, 2008, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$6,000	$10,000	$41,300	$—	$—	$—	$57,300
Expected interest payments under the credit facilities (1)	1,635	1,854	226	—	—	—	3,715
Minimum commitments under noncancelable operating leases	2,487	2,713	1,741	956	566	1,139	9,602
Minimum commitments under noncancelable capital leases	39	52	14	—	—	—	105
Minimum commitments under license agreement	52	97	145	168	168	2,247	2,877
Deferred compensation and other	235	494	424	281	32	199	1,665
Employment agreements	3,101	3,257	149	139	—	—	6,646
Total contractual obligations	$13,549	$18,467	$43,999	$1,544	$766	$3,585	$81,910

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 4.11% and 3.90%, respectively, which were our weighted average interest rates on outstanding borrowings at October 31, 2008.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $869,000 at October 31, 2008.

At November 30, 2008, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At November 30, 2008,

the lender’s base rate was 4.00% and the LIBOR rates ranged from 1.47% to 3.35%. The margins applicable to our outstanding borrowings at November 30, 2008 were 0.00% above the lender’s base rate and 1.00% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at November 30, 2008. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected throughout most of fiscal 2009 from any exposure associated with increasing LIBOR rates. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement in July 2008 for the two-year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at November 30, 2008.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of October 31, 2008, we were in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On October 31, 2008 and November 30, 2008, we had $57,300,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $26,000,000 and $31,300,000 under the term loan facility and the revolving credit facility, respectively.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment. In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At October 31, 2008, we had minimum future royalty obligations relating to this license agreement of approximately $2,877,000 through December 31, 2026 using the exchange rate at October 31, 2008.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment agreements

We have previously entered into various employment agreements with several executives of the Company, including the former President and Chief Executive Officer. Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, estimated separations benefits and other related costs of approximately $720,000 were recorded in general and administrative expenses during fiscal 2008. Approximately $600,000 of such amount remains payable as of October 31, 2008, and accordingly, has been reflected in the table above as a required payment during fiscal 2009.

Financing needs

At October 31, 2008, we had a cash balance of $15,735,000, of which $10,543,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations. At November 30, 2008, $18,700,000 was available under our United States revolving credit facility, as amended.

Foreign currency

For the three months ended October 31, 2008, compared with the three months ended October 31, 2007, the average value of the Canadian dollar decreased by approximately 5.6% relative to the value of the United States dollar. Additionally, at October 31, 2008 compared with July 31, 2008, the value of the Canadian dollar relative to the value of the United States dollar decreased by approximately 14.2%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2008 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affected our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

For the three months ended October 31, 2008, compared with the three months ended October 31, 2007, the average value of the euro increased by approximately 2.1% relative to the value of the United States dollar. Additionally, at October 31, 2008 compared with July 31, 2008, the value of the euro relative to the United States dollar decreased by approximately 18.3% and the value of the British pound relative to the euro decreased by approximately 0.7%. The financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2008 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Additionally, changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 16 to the Condensed Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiary, Minntech, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar and British pound and the value of the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were four foreign currency forward contracts with an aggregate value of $2,741,000 at November 30, 2008, which cover certain assets and liabilities of Minntech and its Netherlands subsidiary that were denominated in currencies other than their functional currencies. Such contracts expire on December 31, 2008. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at Minntech and its Netherlands subsidiary that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three months ended October 31, 2008, such forward contracts were partially effective in offsetting the impact on operations related to certain assets and liabilities of Minntech and its Netherlands subsidiary that are denominated in currencies other than their functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar for the three months ended October 31, 2008, compared with the three months ended October 31, 2007, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had a favorable impact for the three months ended October 31, 2008, compared with the three months ended October 31, 2007, upon our results of operations of approximately $292,000, net of tax, primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar.

For purposes of translating the balance sheet at October 31, 2008 compared with July 31, 2008, the total of the foreign currency movements resulted in a foreign currency translation loss of $5,106,000 for the three months ended October 31, 2008, thereby decreasing stockholders’ equity.

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

A portion of our water purification and filtration and endoscope reprocessing sales are recognized as multiple element arrangements, whereby revenue is allocated to the equipment and installation components based upon vendor specific objective evidence, which principally includes comparable historical transactions of similar equipment and installation sold as stand alone components, as well as an evaluation of unrelated third party competitor pricing of similar installation.

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

None of our sales contain right-of-return provisions except certain sales of a small portion of our endoscope reprocessing equipment which contain a 15 day right-of-return trial period. Such sales are not recognized as revenue until the 15 day trial period has elapsed. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable products and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental and water purification and filtration customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $725,000 for the three months ended October 31, 2008 and $259,000 for the three months ended October 31, 2007, respectively. The increase in volume rebates for the three months ended October 31, 2008 compared with the three months ended October 31, 2007 is primarily due to higher sales in our Healthcare Disposables segment, as more fully described elsewhere in this MD&A, as well as new terms in a recently renewed rebate agreement with a major dental distributor. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using the average fair value results of the market multiple and discounted cash flow methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2008, management concluded that none of our intangible assets or goodwill was impaired.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted-average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2008, our reporting units that were potentially at risk for impairment were Healthcare Disposables and Specialty Packaging, which had average fair values that exceeded book value by modest amounts. For all of our remaining reporting units, average fair value exceeded book value by substantial amounts.

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

Warranties

We provide for estimated costs that may be incurred to remedy deficiencies of quality or performance of our products at the time of revenue recognition. Most of our products have a one year warranty, although a majority of our endoscope reprocessing equipment in the United States carries a warranty period of up to fifteen months. We record provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on our results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. Such a review considers known future changes in various effective tax rates, principally in the United States. If the effective tax rate were to change in the future, particularly in the United States and to a lesser extent Canada, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments. In fiscal 2008, recently enacted Canadian federal and New York state statutory tax rate reductions were applied to existing deferred income tax liabilities which decreased our overall effective tax rate.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded approximately $365,000 and $271,000 in charges associated with exit or disposal activities in fiscal 2008 and the three months ended October 31, 2008, respectively, and expect additional charges of approximately $139,000 during the three months ended January 31, 2009, relating to our restructuring plan for our Netherlands manufacturing operations.

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

•                  the increasing market share of single-use dialyzers relative to reuse dialyzers in the United States

•                  the adverse impact of increased competition on selling prices and our ability to compete effectively

•                  foreign currency exchange rate and interest rate fluctuations

•                  the impact of significant government regulation on our businesses

You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the foregoing items to be a complete list of all potential risks or uncertainties. See “Risk Factors” in our 2008 Form 10-K for a discussion of the above risk factors and certain additional risk factors that you should consider before investing in the shares of our Common Stock.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2008 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall favorable impact for the three months ended October 31, 2008, compared with the three months ended October 31, 2007, upon our results of operations and an adverse impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 16 to the Condensed Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiary, Minntech, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency. Additionally, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2008 Form 10-K. Fluctuations in the rates of currency exchange between the euro, the United States dollar and British pound had an overall adverse impact for the three months ended October 31, 2008, compared with the three months ended October 31, 2007, upon our results of operations, and had an adverse impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar and British pound and the value of the British pound relative to the United States dollar on the conversion of such net assets into functional currencies, we enter into short-term contracts to purchase euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were four foreign currency forward contracts with an aggregate value of $2,698,000 at October 31, 2008, which covered certain assets and liabilities of Minntech and its Netherlands subsidiary that were denominated in currencies other than their functional currencies. Such contracts expired on November 30, 2008. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at Minntech and its Netherlands subsidiary that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three months ended October 31, 2008, such forward contracts were partially effective in offsetting a portion of the impact on operations related to certain assets and liabilities of Minntech and its Netherlands subsidiary that are denominated in currencies other than their functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2008, compared with the three months ended October 31, 2007, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Interest Rate Market Risk

We have a United States credit facility for which the interest rate on outstanding borrowings is variable. Substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, interest expense is affected by the general level of interest rates in the United States as well as LIBOR interest rates.

Market Risk Sensitive Transactions

Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2008 Form 10-K.

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

Under the supervision and with the participation of our President and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective and designed to ensure that material information relating to the Company, included our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated by the Company’s management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

We have evaluated our internal controls over financial reporting and determined that no changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2008 Form 10-K. The risk factors disclosed in Part I, Item 1A to our 2008 Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

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

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. We repurchased an additional 43,847 shares through October 31, 2008 at a total average price per share of $9.17. No repurchases were made in the month of November. Therefore, at November 30, 2008, we had repurchased 134,547 shares under the repurchase program at a total average price per share of $9.34 and the maximum number of remaining shares that may be repurchased under the program is 365,453 shares.

The following table summarizes the repurchase of Common Stock under the repurchase program by quarter during fiscal years 2009 and 2008:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the program

7/11/08 through 7/31/08	90,700	$9.42	90,700	409,300

8/1/08 through 10/31/08	43,847	$9.17	134,547	365,453

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	- Certification of Principal Executive Officer.

31.2	- Certification of Principal Financial Officer.

32	- Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: December 10, 2008

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller