Form 10-Q
period 2009-01-31
CANTEL MEDICAL CORP
filed 2009-03-12
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009.

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

Number of shares of Common Stock outstanding as of February 28, 2009: 16,593,791.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31,	July 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$20,052	$18,318
Accounts receivable, net of allowance for doubtful accounts of $1,105 at January 31 and $1,021 at July 31	28,249	30,316
Inventories:
Raw materials	13,381	12,615
Work-in-process	3,842	3,544
Finished goods	15,502	15,643
Total inventories	32,725	31,802
Deferred income taxes	1,402	1,565
Prepaid expenses and other current assets	3,300	2,560
Total current assets	85,728	84,561
Property and equipment, net	36,248	37,920
Intangible assets, net	37,972	41,254
Goodwill	111,860	113,958
Other assets	1,084	1,497
	$272,892	$279,190
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$9,000	$8,000
Accounts payable	10,283	9,723
Compensation payable	6,083	7,175
Earnouts payable	—	4,295
Accrued expenses	7,052	6,739
Deferred revenue	3,130	2,920
Income taxes payable	890	70
Total current liabilities	36,438	38,922

Long-term debt	45,300	50,300
Deferred income taxes	16,667	18,503
Other long-term liabilities	2,649	2,753

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; January 31 - 17,727,819 shares issued and 16,492,791 shares outstanding; July 31 - 17,519,581 shares issued and 16,370,844 shares outstanding	1,773	1,752
Additional paid-in capital	84,101	81,475
Retained earnings	93,641	86,534
Accumulated other comprehensive income	4,468	10,291
Treasury Stock, at cost; January 31 - 1,235,028 shares; July 31 - 1,148,737 shares	(12,145)	(11,340)
Total stockholders’ equity	171,838	168,712
	$272,892	$279,190

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Net sales	$62,420	$60,910	$126,826	$120,915

Cost of sales	38,809	39,424	79,592	78,223

Gross profit	23,611	21,486	47,234	42,692

Expenses:
Selling	6,992	6,836	14,342	13,625
General and administrative	9,037	8,967	18,061	17,924
Research and development	983	961	2,048	1,951
Total operating expenses	17,012	16,764	34,451	33,500

Income before interest and income taxes	6,599	4,722	12,783	9,192

Interest expense	674	1,255	1,425	2,477
Interest income	(38)	(150)	(108)	(297)

Income before income taxes	5,963	3,617	11,466	7,012

Income taxes	2,189	1,460	4,359	2,916

Net income	$3,774	$2,157	$7,107	$4,096

Earnings per common share:
Basic	$0.23	$0.13	$0.44	$0.26

Diluted	$0.23	$0.13	$0.43	$0.25

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2009	2008
Cash flows from operating activities
Net income	$7,107	$4,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,075	2,975
Amortization	2,606	2,859
Stock-based compensation expense	1,045	994
Amortization of debt issuance costs	197	186
Loss on disposal of fixed assets	22	49
Deferred income taxes	(965)	(467)
Excess tax benefits from stock-based compensation	(197)	(554)
Changes in assets and liabilities:
Accounts receivable	1,353	(1,729)
Inventories	(1,705)	(3,644)
Prepaid expenses and other current assets	(793)	(784)
Accounts payable, deferred revenue and accrued expenses	332	(1,800)
Income taxes payable	1,131	706
Net cash provided by operating activities	13,208	2,887

Cash flows from investing activities
Capital expenditures	(2,062)	(2,507)
Proceeds from disposal of fixed assets	3	4
Earnout paid to Crosstex sellers	(3,666)	(3,667)
Earnout paid to Twist seller	(629)	—
Acquisition of DSI	—	(1,250)
Acquisition of Strong Dental, net of cash acquired	—	(3,711)
Acquisition of Verimetrix	—	(4,956)
Other, net	48	(24)
Net cash used in investing activities	(6,306)	(16,111)

Cash flows from financing activities
Borrowings under revolving credit facility	3,500	15,050
Repayments under term loan facility	(4,000)	(3,000)
Repayments under revolving credit facility	(3,500)	(2,250)
Proceeds from exercises of stock options	874	630
Excess tax benefits from stock-based compensation	197	554
Purchases of treasury stock	(404)	—
Net cash (used in) provided by financing activities	(3,333)	10,984

Effect of exchange rate changes on cash and cash equivalents	(1,835)	588

Increase (decrease) in cash and cash equivalents	1,734	(1,652)
Cash and cash equivalents at beginning of period	18,318	15,860
Cash and cash equivalents at end of period	$20,052	$14,208

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

The Condensed Consolidated Balance Sheet at July 31, 2008 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Certain items in previously presented financial statements have been reclassified to conform to the presentation of the January 31, 2009 financial statements. These reclassifications relate to income taxes payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Cantel had five principal operating companies at each of January 31, 2009 and July 31, 2008, Minntech Corporation (“Minntech”), Crosstex International Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

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

We acquired certain net assets of Dialysis Services, Inc. (“DSI”) on August 1, 2007, and Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and all of the issued and outstanding stock of Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The acquisitions of DSI, Verimetrix and Strong Dental had an insignificant effect on our results of operations for the three and six months ended January 31, 2009, and the three and six months ended January 31, 2008 subsequent to their respective acquisition dates, due to the small size of these businesses. DSI, Verimetrix and Strong Dental are included in the Water Purification and Filtration, Endoscope Reprocessing and Healthcare Disposables segments, respectively.

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

Note 2.           Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Cost of sales	$18,000	$8,000	$36,000	$21,000
Operating expenses:
Selling	53,000	23,000	106,000	52,000
General and administrative	453,000	428,000	896,000	913,000
Research and development	1,000	3,000	7,000	8,000
Total operating expenses	507,000	454,000	1,009,000	973,000
Stock-based compensation before income taxes	525,000	462,000	1,045,000	994,000
Income tax benefits	(199,000)	(184,000)	(446,000)	(388,000)
Total stock-based compensation expense, net of tax	$326,000	$278,000	$599,000	$606,000

For the three and six months ended January 31, 2009 and 2008, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense. Stock-based compensation expense, net of tax, decreased both basic and diluted earnings per share by $0.02 and $0.04 for both the three and six months ended January 31, 2009 and 2008, respectively.

Most of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At January 31, 2009, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $1,804,000 with a remaining weighted average period of 22 months over which such expense is expected to be recognized.

On February 3, 2009, the Company granted 64,500 stock options and 101,000 shares of restricted stock to certain employees.  As a result of these grants, total unrecognized stock-based compensation expense, net of tax, at February 28, 2009 related to total nonvested stock options and stock awards increased to approximately $2,634,000 with a remaining weighted average period of 24 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Stock awards were not granted prior to February 1, 2007.  Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.  At July 31, 2008, there were 207,165 nonvested stock awards with a weighted average fair value of $12.81.  Such stock awards remain nonvested and outstanding at January 31, 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three and six months ended January 31, 2009 and 2008:

Weighted-Average	Three Months Ended		Six Months Ended
Black-Scholes Option	January 31,		January 31,
Valuation Assumptions	2009	2008	2009	2008

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	0.432	0.351	0.395	0.353
Risk-free interest rate (2)	1.52%	3.49%	2.29%	4.11%
Expected lives (in years) (3)	5.00	5.00	4.80	4.57

(1) Volatility was based on historical closing prices of our Common Stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain options granted under the 1997 Employee Plan. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and six months ended January 31, 2009, the weighted average fair value of all options granted was approximately $5.92 and $4.37, respectively.  For the three and six months ended January 31, 2008, the weighted average fair value of all options granted was approximately $4.24 and $5.73, respectively.  The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $84,000 and $899,000 for the three and six months ended January 31, 2009, respectively, and $215,000 and $2,089,000 for the three and six months ended January 31, 2008, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2008	1,754,417	$14.94
Granted	14,750	11.61
Canceled	(41,278)	12.17
Exercised	(208,238)	6.12
Outstanding at January 31, 2009	1,519,651	$16.19

Exercisable at July 31, 2008	1,137,624	$16.28

Exercisable at January 31, 2009	992,524	$18.37

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital and as a reduction of income taxes payable. For the six months ended January 31, 2009 and 2008, options exercised and the vesting of restricted stock resulted in income tax deductions that reduced income taxes payable by $379,000 and $836,000, respectively.

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

Note 3.           Acquisitions

Strong Dental Products, Inc.

On September 26, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing all of the issued and outstanding stock of Strong Dental, a private company with pre-acquisition annual revenues of approximately $1,000,000 that designs, markets and sells comfort cushioning and infection control covers for x-ray film and digital x-ray sensors. The total consideration for the transaction, including transactions costs and assumption of debt, was $4,017,000. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $700,000 contingent upon the achievement of a specified revenue target over a three year period. As of January 31, 2009, none of the additional consideration had been earned.

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

Verimetrix, LLC

On September 17, 2007, we expanded our product offerings in our Endoscope Reprocessing (Medivators®) segment by purchasing certain net assets from Verimetrix, a private company with pre-acquisition annual revenues of $2,000,000 that designs, markets and sells the Veriscan™ System, an endoscope leak and fluid detection device. The total consideration for the transaction, including transaction costs, was $4,906,000. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $4,025,000 contingent upon the achievement of a specified cumulative revenue target over a six year period. As of January 31, 2009, none of the additional consideration had been earned.

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

The principal reasons for the acquisition were to (i) add a technologically advanced product that fits squarely in our existing customer call pattern for Medivators products, (ii) leverage our national, direct hospital field sales force and their in-depth knowledge of the endoscopy market, and (iii) equip our sales force with a broad and comprehensive product line ranging from pre-cleaning detergents, flushing aids and leak testing equipment, to automated disinfection equipment and chemistries.

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

The acquisitions of DSI, Verimetrix and Strong Dental are included in our results of operations for the three and six months ended January 31, 2009 and the portion of the three and six months ended January 31, 2008 subsequent to the respective acquisition dates, and had an insignificant effect on our results of operations due to the small size of these businesses.

We have not made any acquisitions subsequent to the acquisition of Strong Dental on September 26, 2007.

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

Note 5.           Accumulated Other Comprehensive Income

The Company’s comprehensive income for the three and six months ended January 31, 2009 and 2008 is set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Net income	$3,774,000	$2,157,000	$7,107,000	$4,096,000
Other comprehensive (loss) income:
Unrealized loss on interest cap, net of tax	(27,000)	—	(94,000)	—
Foreign currency translation, net of tax	(623,000)	(1,663,000)	(5,729,000)	2,172,000
Comprehensive income	$3,124,000	$494,000	$1,284,000	$6,268,000

Note 6.           Financial Instruments

We account for derivative instruments and hedging activities in accordance with SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of January 31, 2009, all of our derivatives were designated as hedges.

Changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as further described in Note 16 to the Condensed Consolidated Financial Statements, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar and British pound and the value of the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were four foreign currency forward contracts with an aggregate value of $1,425,000 at January 31, 2009, which covered certain assets and liabilities of Minntech and its Netherlands subsidiary that were denominated in currencies other than their functional currencies. Such contracts expired on February 28, 2009. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at Minntech and its Netherlands subsidiary that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and six months ended January 31, 2009, such forward contracts were partially effective in offsetting a portion of the impact on operations relating to certain assets and liabilities of Minntech and its Netherlands subsidiary that were denominated in currencies other than their functional currencies. Despite the use of these forward contracts, the functional currency conversion loss recognized in net income was approximately $131,000 and $173,000, net of tax, during the three and six months ended January 31, 2009, respectively, primarily due to the weakening of the euro and British pound relative to the United States dollar as well as the timing of our cash repatriation from the Netherlands. Gains and losses related to the hedging contracts to buy euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability.

As of January 31, 2009, the fair values of the Company’s assets measured on a recurring basis were categorized as follows:

	Level 1	Level 2	Level 3	Total

Interest Rate Cap Agreement	$—	$4,000	$—	$4,000

The interest rate cap agreement was valued based on an observable market price applied to the specific terms of the interest rate cap agreement as calculated by a banking institution, and is classified within Level 2 of the fair value hierarchy.

Note 7.           Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years.  Amortization expense related to intangible assets was $1,268,000 and $2,606,000 for the three and six months ended January 31, 2009, respectively, and $1,460,000 and $2,859,000 for the three and six months ended January 31, 2008, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	January 31, 2009
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$25,807,000	$(9,034,000)	$16,773,000
Technology	8,972,000	(4,649,000)	4,323,000
Brand names	9,546,000	(3,283,000)	6,263,000
Non-compete agreements	2,032,000	(1,236,000)	796,000
Patents and other registrations	1,135,000	(187,000)	948,000
	47,492,000	(18,389,000)	29,103,000
Trademarks and tradenames	8,869,000	—	8,869,000
Total intangible assets	$56,361,000	$(18,389,000)	$37,972,000

	July 31, 2008
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$28,669,000	$(10,341,000)	$18,328,000
Technology	9,622,000	(4,602,000)	5,020,000
Brand names	9,546,000	(2,768,000)	6,778,000
Non-compete agreements	2,032,000	(1,080,000)	952,000
Patents and other registrations	1,134,000	(148,000)	986,000
	51,003,000	(18,939,000)	32,064,000
Trademarks and tradenames	9,190,000	—	9,190,000
Total intangible assets	$60,193,000	$(18,939,000)	$41,254,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2009 and the next five years is as follows:

Six month period ending July 31, 2009	$2,533,000
Fiscal 2010	4,884,000
Fiscal 2011	4,593,000
Fiscal 2012	4,130,000
Fiscal 2013	4,056,000
Fiscal 2014	3,887,000

Goodwill changed during fiscal 2008 and the six months ended January 31, 2009 as follows:

				Water
		Healthcare	Endoscope	Purification		Total
	Dialysis	Disposables	Reprocessing	and Filtration	All Other	Goodwill

Balance, July 31, 2007	$8,155,000	$43,011,000	$6,500,000	$36,641,000	$7,766,000	$102,073,000
Acquisitions	—	3,167,000	3,148,000	857,000	—	7,172,000
Earnouts on acquisition	—	4,295,000	—	—	—	4,295,000
Adjustments primarily relating to income tax exposure of acquired businesses	(22,000)	—	—	(61,000)	(3,000)	(86,000)
Foreign curreny translation	—	—	—	225,000	279,000	504,000
Balance, July 31, 2008	8,133,000	50,473,000	9,648,000	37,662,000	8,042,000	113,958,000
Foreign curreny translation	—	—	—	(934,000)	(1,164,000)	(2,098,000)
Balance, January 31, 2009	$8,133,000	$50,473,000	$9,648,000	$36,728,000	$6,878,000	$111,860,000

On July 31, 2008, we performed impairment studies of the Company’s goodwill and trademarks and trade names and concluded that such assets were not impaired.

Note 8.           Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Beginning balance	$882,000	$1,058,000	$916,000	$1,033,000
Acquisitions	—	—	—	28,000
Provisions	297,000	348,000	599,000	629,000
Charges	(267,000)	(397,000)	(555,000)	(705,000)
Foreign currency translation	—	4,000	(48,000)	28,000
Ending balance	$912,000	$1,013,000	$912,000	$1,013,000

The warranty provisions and charges during the three and six months ended January 31, 2009 and 2008 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.           Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $776,000 at January 31, 2009.

At January 31, 2009, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At January 31, 2009, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.33% to 3.35%. The margins applicable to our outstanding borrowings at January 31, 2009 were 0.00% above the lender’s base rate and 1.00% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at January 31, 2009. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected throughout most of fiscal 2009 from any exposure associated with increasing LIBOR rates. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement in July 2008 for the two year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at January 31, 2009.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex, and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of January 31, 2009, we were in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On January 31, 2009, we had $54,300,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $24,000,000 and $30,300,000 under the term loan facility and the revolving credit facility, respectively. The maturities of our credit facilities are described in Note 12 to the Condensed Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$3,774,000	$2,157,000	$7,107,000	$4,096,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	16,263,703	16,103,015	16,227,013	16,042,600

Dilutive effect of equity awards using the treasury stock method and the average market price for the period	151,696	283,332	154,578	316,242

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,415,399	16,386,347	16,381,591	16,358,842

Basic earnings per share	$0.23	$0.13	$0.44	$0.26

Diluted earnings per share	$0.23	$0.13	$0.43	$0.25

Note 11.                           Income Taxes

The consolidated effective tax rate was 38.0% and 41.6% for the six months ended January 31, 2009 and 2008, respectively. The decrease in the consolidated effective tax rate was affected principally by the geographic mix of pre-tax income and the impact of various tax rate reductions, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate for each of the six months ended January 31, 2009 and 2008 of 38.5%. Our United States effective tax rate for the six months ended January 31, 2009 was favorably impacted by New York state tax rate reductions enacted in 2008, which primarily relate to our Healthcare Disposables segment, and recently enacted Federal tax legislation that enabled us to claim the research and experimentation tax credit, offset by additional taxes related to the repatriation of earnings from our Netherlands subsidiary.

Approximately 5% of our income before income taxes was generated from our Canadian operations, which had an overall effective tax rate for the six months ended January 31, 2009 of 10.5%. This low overall effective tax rate was attributable to the impact of a lower overall effective rate in our Specialty Packaging segment as applied to existing deferred income tax liabilities.

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the six months ended January 31, 2009 and 2008, thereby adversely affecting our overall consolidated effective tax rate. The overall loss from our Netherlands operation for the six months ended January 31, 2009 decreased compared with the six months ended January 31, 2008.

The results of operations for our subsidiaries in Japan and Singapore did not have a significant impact on our overall effective tax rate for the six months ended January 31, 2009 and 2008 due to the size of these operations relative to our United States, Canada and Netherlands operations.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on August 1, 2007	$484,000
Lapse of statute of limitations	(57,000)
Unrecognized tax benefits on July 31, 2008	427,000
Activity during the six months ended January 31, 2009	—
Unrecognized tax benefits on January 31, 2009	$427,000

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

12.                               Commitments and Contingencies

Long-term contractual obligations

As of January 31, 2009, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$4,000	$10,000	$40,300	$—	$—	$—	$54,300
Expected interest payments under the credit facilities (1)	1,009	1,732	226	—	—	—	2,967
Minimum commitments under noncancelable operating leases	1,725	2,836	1,873	1,058	629	1,174	9,295
Minimum commitments under noncancelable capital leases	25	52	14	—	—	—	91
Minimum commitments under license agreement	36	94	141	163	163	2,182	2,779
Deferred compensation and other	227	494	424	281	32	199	1,657
Employment agreements	1,785	3,340	148	138	—	—	5,411
Total contractual obligations	$8,807	$18,548	$43,126	$1,640	$824	$3,555	$76,500

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 4.12% and 3.62%, respectively, which were our weighted average interest rates on outstanding borrowings at January 31, 2009.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment. In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At January 31, 2009, we had minimum future royalty obligations related to this license agreement of approximately $2,779,000 through December 31, 2026 using the exchange rate on January 31, 2009.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment agreements

We have previously entered into various employment agreements with several executives of the Company, including the former President and Chief Executive Officer. Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, estimated separation benefits and other related costs of approximately $720,000 were recorded in general and administrative expenses during fiscal 2008. Approximately $156,000 of such amount remains payable as of January 31, 2009, and accordingly, has been reflected in the table above as a required payment during fiscal 2009.

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

One customer accounted for approximately 23% of our Water Purification and Filtration segment net sales and approximately 8% of our consolidated net sales during the six months ended January 31, 2009.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

Three customers collectively accounted for approximately 52% of our Dialysis segment net sales and approximately 20% of our consolidated net sales, including one customer that accounted for approximately 30% of our Dialysis segment net sales and approximately 9% of our consolidated net sales, during the six months ended January 31, 2009.

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

Four customers collectively accounted for approximately 55% of our Healthcare Disposables segment net sales and approximately 13% of our consolidated net sales during the six months ended January 31, 2009.

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

Information as to operating segments is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Net sales:
Water Purification and Filtration	$16,799,000	$18,069,000	$35,269,000	$34,022,000
Dialysis	15,250,000	14,692,000	29,480,000	30,147,000
Healthcare Disposables	14,371,000	13,985,000	30,120,000	27,951,000
Endoscope Reprocessing	11,941,000	10,799,000	24,364,000	21,944,000
All Other	4,059,000	3,365,000	7,593,000	6,851,000
Total	$62,420,000	$60,910,000	$126,826,000	$120,915,000

Operating Income:
Water Purification and Filtration	$1,448,000	$1,516,000	$3,200,000	$2,805,000
Dialysis	2,896,000	2,189,000	5,135,000	4,461,000
Healthcare Disposables	1,546,000	1,975,000	3,523,000	3,810,000
Endoscope Reprocessing	1,568,000	240,000	3,103,000	589,000
All Other	1,021,000	756,000	1,686,000	1,356,000
	8,479,000	6,676,000	16,647,000	13,021,000
General corporate expenses	(1,880,000)	(1,954,000)	(3,864,000)	(3,829,000)
Interest expense, net	(636,000)	(1,105,000)	(1,317,000)	(2,180,000)

Income before income taxes	$5,963,000	$3,617,000	$11,466,000	$7,012,000

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

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. We repurchased an additional 43,847 shares through October 31, 2008 at a total average price per share of $9.17. No additional repurchases have been made since our first quarter ended October 31, 2008. Therefore, at January 31, 2009, we had repurchased 134,547 shares under the repurchase program at a total average price per share of $9.34 and the maximum number of remaining shares that may be repurchased under the program is 365,453 shares.

Note 16.               Restructuring Activities

During the fourth quarter of fiscal 2008, our management approved and initiated plans to restructure our Netherlands subsidiary by relocating all of our manufacturing operations from the Netherlands to the United States. This action is part of our continuing effort to reduce operating costs and improve efficiencies by leveraging the existing infrastructure of our Minntech operations in Minnesota. The elimination of manufacturing operations in the Netherlands has led to the end of onsite material management, quality assurance, finance and accounting, human resources and some customer service functions. However, we continue to maintain a strong marketing, sales, service and technical support presence based in the Netherlands to serve customers throughout Europe, the Middle East and Africa.

During the three and six months ended January 31, 2009, we recorded $74,000 and $345,000, respectively, in restructuring expenses, which decreased both basic and diluted earnings per share from operations by approximately $0.02 for the six months ended January 31, 2009. Including restructuring costs incurred during the three months ended July 31, 2008, the cumulative amount of such costs incurred as of January 31, 2009 was $710,000. We expect to incur approximately $25,000 in additional restructuring costs in the three months ending April 30, 2009. The decrease in the total expected restructuring expense estimated at July 31, 2008 compared to actual costs incurred during the six months ended January 31, 2009 was primarily due to the significant decrease in the value of the euro in relation to the United States dollar. The majority of the restructuring costs are included in our Endoscope Reprocessing segment.

The restructuring costs recorded and expected to be recorded are as follows:

	Cost of Sales			General and Administrative Expenses
	Unsalable						Aggregate
	Inventory	Severance	Total	Severance	Other	Total	Total

Three months ended July 31, 2008:
Expense	$211,000	$64,000	$275,000	$90,000	$—	$90,000	$365,000
Inventory disposal	(96,000)	—	(96,000)	—	—	—	(96,000)
Accrued balance at July 31, 2008	115,000	64,000	179,000	90,000	—	90,000	269,000

Three months ended October 31, 2008:
Expense	10,000	129,000	139,000	132,000	—	132,000	271,000
Paid	—	—	—	(88,000)	—	(88,000)	(88,000)
Foreign currency translation	(35,000)	(16,000)	(51,000)	(12,000)	—	(12,000)	(63,000)
Accrued balance at October 31, 2008	90,000	177,000	267,000	122,000	—	122,000	389,000

Three months ended January 31, 2009:
Expense	—	37,000	37,000	25,000	12,000	37,000	74,000
Paid	—	(226,000)	(226,000)	(150,000)	(12,000)	(162,000)	(388,000)
Foreign currency translation	5,000	12,000	17,000	3,000	—	3,000	20,000
Accrued balance at January 31, 2009	95,000	—	95,000	—	—	—	95,000

Three months ending April 30, 2009:
Expected expense	—	—	—	—	25,000	25,000	25,000
Expected to be paid	—	—	—	—	(25,000)	(25,000)	(25,000)
Accrued balance at April 30, 2009	$95,000	$—	$95,000	$—	$—	$—	$95,000

Total restructuring expenses incurred and expected to be incurred	$221,000	$230,000	$451,000	$247,000	$37,000	$284,000	$735,000

Since the above costs were recorded in our Netherlands subsidiary, which has been experiencing losses from its operations, tax benefits on the above costs were not recorded. The unsalable inventory was recorded in inventories as part of our inventory reserve and the accrued severance was recorded in compensation payable in our Condensed Consolidated Balance Sheets.

As part of the restructuring plan, we intend to sell our Netherlands building and land. Based on a recent offer currently being discussed, we will likely sell the property and lease it back from the new owner so that we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. At January 31, 2009, these assets had a book value of $1,388,000, net of accumulated depreciation, and were included in property and equipment in our Condensed Consolidated Balance Sheets. The primary reason for the decrease in the book value of the Netherlands building and land since July 31, 2008 was the decrease in the value of the euro relative to the United States dollar. Based on the recent price offered to us, a gain of approximately $200,000 may be generated when the building and land are sold. However, due to the deteriorating real estate and credit markets and other factors, no assurances can be given as to the timing of the sale and whether a gain or loss on the sale of the facility will ultimately be realized.

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

Results of Operations provides a discussion of the consolidated results of operations for the three and six months ended January 31, 2009 compared with the three and six months ended January 31, 2008.

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

Significant Activity

(i)                                                   The deterioration in the economy and credit markets adversely impacted our results of operations for the three and six months ended January 31, 2009, compared with the three and six months ended January 31, 2008, by causing some of our customers to delay spending on certain products, especially capital equipment in our Water Purification and Filtration segment, as more fully described elsewhere in this MD&A. Sales of capital equipment represent approximately 30% of our overall consolidated net sales and are primarily included in our Water Purification and Filtration, Dialysis and Endoscope Reprocessing segments.

(ii)                                                We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were favorably impacted by large shipments of low margin dialysate concentrate to an international customer during the three months ended January 31, 2009, partially offset by the continuing adverse impact of losing some low margin dialysate concentrate business from domestic customers as a result of the highly competitive and price sensitive market for such product, as more fully described elsewhere in this MD&A.

(iii)                                             In June 2008, we announced and began executing our plan to restructure our Netherlands manufacturing operations as part of our continuing effort to reduce operating costs and leverage our existing United States infrastructure. As a result of this restructuring, approximately $74,000 and $345,000 of restructuring costs were recorded in the three and six months ended January 31, 2009, respectively, which decreased both basic and diluted earnings per share by $0.02 during the six months ended January 31, 2009, as more fully described in Note 16 to the Condensed Consolidated Financial Statements and elsewhere in this MD&A.

(iv)                                                 Fluctuations in the rates of currency exchange had an overall favorable impact on our results of operations for the three and six months ended January 31, 2009, compared with the three and six months ended January 31, 2008, as more fully described elsewhere in this MD&A.

(v)                                                    Fiscal 2008 acquisitions: We acquired the businesses of Dialysis Services, Inc. (“DSI”) on August 1, 2007, Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries and includes the results of operations of DSI, Verimetrix and Strong Dental for the three and six months ended January 31, 2009 and the portion of the three and six months ended January 31, 2008 subsequent to their respective acquisition dates.

The following discussion should also be read in conjunction with our 2008 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2009		2008		2009		2008
	(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Water Purification and Filtration	$16,799	26.9	$18,069	29.7	$35,269	27.8	$34,022	28.1
Dialysis	15,250	24.5	14,692	24.1	29,480	23.3	30,147	24.9
Healthcare Disposables	14,371	23.0	13,985	23.0	30,120	23.7	27,951	23.1
Endoscope Reprocessing	11,941	19.1	10,799	17.7	24,364	19.2	21,944	18.2
All Other	4,059	6.5	3,365	5.5	7,593	6.0	6,851	5.7
	$62,420	100.0	$60,910	100.0	$126,826	100.0	$120,915	100.0

Net Sales

Net sales increased by $1,510,000, or 2.5%, to $62,420,000 for the three months ended January 31, 2009 from $60,910,000 for the three months ended January 31, 2008.

Net sales increased by $5,911,000, or 4.9%, to $126,826,000 for the six months ended January 31, 2009 from $120,915,000 for the six months ended January 31, 2008.

Net sales were adversely impacted for the three and six months ended January 31, 2009 compared with the three and six months ended January 31, 2008 by approximately $278,000 and $380,000, respectively, due to the translation of Canadian dollar net sales primarily of our Water Purification and Filtration operating segment using a weaker Canadian dollar against the United States dollar.

The increase in net sales for the three and six months ended January 31, 2009 was principally attributable to increases in sales of endoscope reprocessing products and services, therapeutic filtration products (included in All Other) and healthcare disposables products. Additionally, with respect to the three months ended January 31, 2009, net sales was impacted by an increase in dialysis products partially offset by a decrease in water purification and filtration products.

Net sales of endoscope reprocessing products and services increased by 10.6% and 11.0% for the three and six months ended January 31, 2009, respectively, compared with the three and six months ended January 31, 2008, primarily due to the increase in demand in the United States for our disinfectants and product service due to the increased field population of equipment as well as our ability to gradually convert the sale of such items from our former equipment distributor (who continues to purchase high-level disinfectants, cleaners, and consumables from us and provide product service to our customers) to our direct sales and service force at higher selling prices. Higher selling prices, most of which relates to the direct sale of disinfectants, consumables and product service, resulted in approximately $720,000 and $1,480,000 in incremental net sales for the three and six months ended January 31, 2009, respectively, compared with the three and six months ended January 31, 2008. The increase in net sales was also due to approximately $184,000 in incremental net sales in the first quarter of our fiscal 2009 due to the acquisition of Verimetrix on September 17, 2007. Although endoscope reprocessing equipment sales were comparable during the three and six months ended January 31, 2009 and January 31, 2008, future sales may be adversely affected by the recent deterioration in the general economy and credit markets by potentially causing our customers to delay spending on such capital equipment.

Net sales contributed by the Therapeutic Filtration operating segment were $2,626,000 and $4,752,000 for the three and six months ended January 31, 2009, an increase of 66.9% and 35.5% compared with three and six months ended January 31, 2008, respectively. The increase in sales was primarily due to an increase in domestic demand for our hemoconcentrator products (filtration devices used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) and other specialty blood filter devices manufactured by us on an OEM basis for a customer’s hydration system and another customer’s new external artificial liver machine. Increases in selling prices of our therapeutic filtration products did not have a significant effect on net sales for the three and six months ended January 31, 2009 compared with the three and six months ended January 31, 2008.

Net sales of healthcare disposable products increased by 2.8% and 7.8% for the three and six months ended January 31, 2009, compared with the three and six months ended January 31, 2008, primarily due to (i) the adverse impact on the first quarter of our fiscal 2008 due to the consolidation of certain distributors of our dental products during 2007 resulting in the rationalization of duplicate inventories of the consolidated companies, (ii) approximately $194,000 in incremental net sales in the first quarter of our fiscal 2009 due to the acquisition of Strong Dental on September 26, 2007 and (iii) approximately $690,000 and $1,090,000, respectively, in higher net sales due to an increase in selling prices. Such selling price increases were implemented to offset corresponding supplier cost increases.

Net sales of dialysis products and services increased by 3.8% for the three months ended January 31, 2009 and decreased by 2.2%, for the six months ended January 31, 2009, compared with the three and six months ended January 31, 2008. The increase for the three months ended January 31, 2009 was primarily due to a large amount of low margin dialysate concentrate orders (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from an international customer, partially offset by the continuing adverse impact of previously losing some dialysate concentrate business from domestic customers as a result of the highly competitive and price sensitive market for this low margin commodity product. Due to sales price decreases by some of our competitors, we expect a decrease in net sales of our low margin dialysate concentrate product to domestic customers throughout fiscal 2009 as we elect not to pursue unprofitable concentrate sales. Additionally, we can not provide assurances that the level of concentrate sales to this international customer will be sustained. Higher selling prices to partially offset higher manufacturing and shipping costs, including freight invoiced to customers (related costs of a similar amount are included within cost of sales), favorably impacted net sales for the three and six months ended January 31, 2009 and 2008 by approximately $220,000 and $520,000, respectively.

Net sales of water purification and filtration products and services decreased by 7.0% for the three months ended January 31, 2009 and increased by 3.7% for the six months ended January 31, 2009, compared with the three and six months ended January 31, 2008, respectively. The decrease for the three months ended January 31, 2009 was primarily due to (i) delayed investments by our customers in our water purification equipment used for dialysis as well as for commercial and industrial (large capital) applications as a result of the continuing deterioration in the general economy and credit markets, which may continue to adversely effect such sales during the remainder of fiscal 2009, and (ii) the favorable impact on the second quarter of fiscal 2008 due to some unusually large commercial and industrial equipment sales as well as the sales fulfillment delays of capital equipment that occurred during the first quarter of fiscal 2008 as a result of the integration of the acquired GE Water & Process Technologies’ water dialysis business into our facilities. Partially offsetting these decreases for the three months ended January 31, 2009 was an increase in demand during fiscal 2009 for our sterilants and filters by pharmaceutical companies and within our installed equipment base of business, including one of our largest customers who standardized on our consumables products in their ordering system utilized by their dialysis clinics. Higher selling prices, which offset increased manufacturing costs, favorably impacted net sales for the three and six months ended January 31, 2009 and 2008 by approximately $655,000 and $940,000, respectively.

Gross profit

Gross profit increased by $2,125,000, or 9.9%, to $23,611,000 for the three months ended January 31, 2009 from $21,486,000 for the three months ended January 31, 2008. Gross profit as a percentage of net sales for the three months ended January 31, 2009 and 2008 was 37.8% and 35.3%, respectively.

Gross profit increased by $4,542,000, or 10.6%, to $47,234,000 for the six months ended January 31, 2009 from $42,692,000 for the six months ended January 31, 2008. Gross profit as a percentage of net sales for the six months ended January 31, 2009 and 2008 was 37.2% and 35.3%, respectively.

The gross profit percentage for the three and six months ended January 31, 2009 increased compared with the three and six months ended January 31, 2008 primarily due to (i) favorable sales mix due to the increased sales volume of certain high margin products such as disinfectants and consumables in our Endoscope Reprocessing segment, sterilants and filters in our Water Purification and Filtration segment and hemoconcentrators and other specialty filters in our Therapeutic Filtration segment, (ii) higher selling prices including those attributable to our ability to gradually convert the sale of high-level disinfectants, cleaners, and consumables in our Endoscope Reprocessing segment from our former equipment distributor (who continues to purchase such items from us) to our direct sales and service force at higher selling prices, (iii) improved efficiencies in our manufacturing, transportation and service functions and (iv) inefficiencies in our Water Purification and Filtration segment during the three months ended October 31, 2007 as a result of the integration of the acquired GE Water & Process Technologies’ water dialysis business into our facilities. Partially offsetting this increase was a decrease in gross profit percentage attributable to restructuring charges of approximately $37,000 and $176,000 recorded primarily in our Endoscope Reprocessing segment during the three and six months ended January 31, 2009, respectively, relating to the relocation of our Netherlands manufacturing operations, as more fully described elsewhere in this MD&A.

Operating Expenses

Selling expenses increased by $156,000, or 2.3%, to $6,992,000 for the three months ended January 31, 2009, from $6,836,000 for the three months ended January 31, 2008, primarily due to higher compensation expense of approximately $250,000 relating to annual salary increases in all of our reporting segments and incentive compensation, and an increase of approximately $90,000 in advertising and marketing expense primarily related to our Healthcare Disposables segment. This increase was partially offset by a decrease of approximately $90,000 as a result of translating selling expenses of our international subsidiaries using a weaker Canadian dollar and euro against the United States dollar.

Selling expenses increased by $717,000, or 5.3%, to $14,342,000 for the six months ended January 31, 2009, from $13,625,000 for the six months ended January 31, 2008, primarily due to (i) higher compensation expense of approximately $680,000 relating to annual salary increases in all of our reporting segments, additional sales personnel primarily in our Water Purification and Filtration and Healthcare Disposables segments and incentive compensation and (ii) an increase of approximately $190,000 in advertising and marketing expense primarily related to our Healthcare Disposables segment. This increase was partially offset by a decrease of approximately $110,000 as a result of translating selling expenses of our international subsidiaries using a weaker Canadian dollar and euro against the United States dollar.

Selling expenses as a percentage of net sales were 11.2% for the three months ended January 31, 2009 and 2008, and 11.3% for the six months ended January 31, 2009 and 2008.

General and administrative expenses increased by $70,000, or 0.8%, to $9,037,000 for the three months ended January 31, 2009, from $8,967,000 for the three months ended January 31, 2008, primarily due to higher compensation expense relating to annual salary increases in all our reporting segments and approximately $37,000 of restructuring expense related to the relocation of our Medivators’ manufacturing operations from the Netherlands to the United States, partially offset by a decrease in overhead at our Netherlands operation due to the completion of restructuring activities, as more fully described elsewhere in this MD&A, and a decrease of $192,000 in amortization expense of intangible assets.

General and administrative expenses increased by $137,000, or 0.8%, to $18,061,000 for the six months ended January 31, 2009, from $17,924,000 for the six months ended January 31, 2008, principally due to increases in compensation expense primarily related to incentive compensation and annual salary increases and approximately $169,000 of restructuring expense related to the relocation of our Medivators’ manufacturing operations from the Netherlands to the United States. These increases were partially offset by (i) a decrease of approximately $465,000 as a result of foreign exchange gains associated with translating certain foreign denominated assets into functional currencies and the translation of general and administrative expenses of our international subsidiaries using a significantly weaker Canadian dollar and euro against the United States dollar, (ii) a decrease in overhead at our Netherlands operation due to the completion of restructuring activities, as more fully described elsewhere in this MD&A, and (iii) a decrease of $253,000 in amortization expense of intangible assets.

General and administrative expenses as a percentage of net sales were 14.5% and 14.7% for the three months ended January 31, 2009 and 2008, respectively, and 14.2% and 14.8% for the six months ended January 31, 2009 and 2008, respectively.

Research and development expenses (which include continuing engineering costs) were $983,000 and $961,000 for the three months ended January 31, 2009 and 2008, respectively. For the six months ended January 31, 2009 and 2008, research and development expenses were $2,048,000, from $1,951,000, respectively. The majority of our research and development expenses related to our endoscope reprocessing and filtration products.

Interest

Interest expense decreased by $581,000 to $674,000 for the three months ended January 31, 2009, from $1,255,000 for the three months ended January 31, 2008. For the six months ended January 31, 2009, interest expense decreased by $1,052,000 to $1,425,000, from $2,477,000 for the six months ended January 31, 2008. For the three and six months ended January 31, 2009, interest expense decreased primarily due to decreases in average outstanding borrowings and average interest rates.

Interest income decreased by $112,000 to $38,000 for the three months ended January 31, 2009, from $150,000 for the three months ended January 31, 2008. For the six months ended January 31, 2009, interest income decreased by $189,000 to $108,000, from $297,000 for the six months ended January 31, 2008. For the three and six months ended January 31, 2009, interest income decreased primarily due to a decrease in average interest rates.

Income taxes

The consolidated effective tax rate was 38.0% and 41.6% for the six months ended January 31, 2009 and 2008, respectively. The decrease in the consolidated effective tax rate was affected principally by the geographic mix of pre-tax income and the impact of various tax rate reductions, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate for each of the six months ended January 31, 2009 and 2008 of 38.5%. Our United States effective tax rate for the six months ended January 31, 2009 was favorably impacted by New York state tax rate reductions enacted in 2008, which primarily relate to our Healthcare Disposables segment, and recently enacted Federal tax legislation that enabled us to claim the research and experimentation tax credit, offset by additional taxes related to the repatriation of earnings from our Netherlands subsidiary.

Approximately 5% of our income before income taxes was generated from our Canadian operations, which had an overall effective tax rate for the six months ended January 31, 2009 of 10.5%. This low overall effective tax rate was attributable to the impact of a lower overall effective rate in our Specialty Packaging segment as applied to existing deferred income tax liabilities.

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the six months ended January 31, 2009 and 2008, thereby adversely affecting our overall consolidated effective tax rate. The overall loss from our Netherlands operation for the six months ended January 31, 2009 decreased compared with the six months ended January 31, 2008.

The results of operations for our subsidiaries in Japan and Singapore did not have a significant impact on our overall effective tax rate for the six months ended January 31, 2009 and 2008 due to the size of these operations relative to our United States, Canada and Netherlands operations.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on August 1, 2007	$484,000
Lapse of statute of limitations	(57,000)
Unrecognized tax benefits on July 31, 2008	427,000
Activity during the six months ended January 31, 2009	—
Unrecognized tax benefits on January 31, 2009	$427,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Cost of sales	$18,000	$8,000	$36,000	$21,000
Operating expenses:
Selling	53,000	23,000	106,000	52,000
General and administrative	453,000	428,000	896,000	913,000
Research and development	1,000	3,000	7,000	8,000
Total operating expenses	507,000	454,000	1,009,000	973,000
Stock-based compensation before income taxes	525,000	462,000	1,045,000	994,000
Income tax benefits	(199,000)	(184,000)	(446,000)	(388,000)
Total stock-based compensation expense, net of tax	$326,000	$278,000	$599,000	$606,000

For the three and six months ended January 31, 2009 and 2008, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense. Stock-based compensation expense, net of tax, decreased both basic and diluted earnings per share by $0.02 and $0.04 for both the three and six months ended January 31, 2009 and 2008, respectively.

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

Most of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At January 31, 2009, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $1,804,000 with a remaining weighted average period of 22 months over which such expense is expected to be recognized.

On February 3, 2009, the Company granted 64,500 stock options and 101,000 shares of restricted stock to certain employees.  As a result of these grants, total unrecognized stock-based compensation expense, net of tax, at February 28, 2009 related to total nonvested stock options and stock awards increased to approximately $2,634,000 with a remaining weighted average period of 24 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital and as a reduction of income taxes payable. For the six months ended January 31, 2009 and 2008, options exercised and the vesting of restricted stock resulted in income tax deductions that reduced income taxes payable by $379,000 and $836,000, respectively.

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

Liquidity and Capital Resources

Working capital

At January 31, 2009, the Company’s working capital was $49,290,000, compared with $45,639,000 at July 31, 2008.

Cash flows from operating activities

Net cash provided by operating activities was $13,208,000 and $2,887,000 for the six months ended January 31, 2009 and 2008, respectively. For the six months ended January 31, 2009, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes, a decrease in accounts receivable (due to improved collections) and an increase in income taxes payable (due to the timing associated with tax payments). These items were partially offset by increases in inventories (due to planned increases in stock levels of certain products primarily in our Healthcare Disposables segment) and prepaid expenses (due to the prepayment of certain operating expenses).

For the six months ended January 31, 2008, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes, partially offset by increases in accounts receivable (due to an increase in sales) and inventories (due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing segment) and a decrease in compensation payable (due to the payment of prior year incentive compensation).

Cash flows from investing activities

Net cash used in investing activities was $6,306,000 and $16,111,000 for the six months ended January 31, 2009 and 2008, respectively. For the six months ended January 31, 2009, the net cash used in investing activities was primarily for acquisition earnout payments to the former owners of Crosstex and Twist and capital expenditures. For the six months ended January 31, 2008, the net cash used in investing activities was primarily for the acquisitions of DSI, Verimetrix and Strong Dental, a payment for an acquisition earnout to the former owners of Crosstex and capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $3,333,000 for the six months ended January 31, 2009, compared with net cash provided by financing activities of $10,984,000 for the six months ended January 31, 2008. For the six months ended January 31, 2009, the net cash used in financing activities was primarily attributable to repayments under our credit facilities and purchases of treasury stock, partially offset by a borrowing under our revolving credit facility and proceeds from the exercises of stock options. For the six months ended January 31, 2008, the net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility primarily related to the acquisitions of DSI, Verimetrix and Strong Dental, partially offset by repayments under the credit facilities.

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

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. We repurchased an additional 43,847 shares through October 31, 2008 at a total average price per share of $9.17. No additional repurchases have been made since our first quarter ended October 31, 2008. Therefore, at January 31, 2009, we had repurchased 134,547 shares under the repurchase program at a total average price per share of $9.34 and the maximum number of remaining shares that may be repurchased under the program is 365,453 shares.

Restructuring activities

During the fourth quarter of fiscal 2008, our management approved and initiated plans to restructure our Netherlands subsidiary by relocating all of our manufacturing operations from the Netherlands to the United States. This action is part of our continuing effort to reduce operating costs and improve efficiencies by leveraging the existing infrastructure of our Minntech operations in Minnesota. The elimination of manufacturing operations in the Netherlands has led to the end of onsite material management, quality assurance, finance and accounting, human resources and some customer service functions. However, we continue to maintain a strong marketing, sales, service and technical support presence based in the Netherlands to serve customers throughout Europe, the Middle East and Africa.

During the three and six months ended January 31, 2009, we recorded $74,000 and $345,000, respectively, in restructuring expenses, which decreased both basic and diluted earnings per share from operations by approximately $0.02 for the six months ended January 31, 2009. Including restructuring costs incurred during the three months ended July 31, 2008, the cumulative amount of such costs incurred as of January 31, 2009 was $710,000. We expect to incur approximately $25,000 in additional restructuring costs in the three months ending April 30, 2009. The decrease in the total expected restructuring expense estimated at July 31, 2008 compared to actual costs incurred during the six months ended January 31, 2009 was primarily due to the significant decrease in the value of the euro in relation to the United States dollar. The majority of the restructuring costs are included in our Endoscope Reprocessing segment.

The restructuring costs recorded and expected to be recorded are as follows:

	Cost of Sales			General and Administrative Expenses
	Unsalable						Aggregate
	Inventory	Severance	Total	Severance	Other	Total	Total

Three months ended July 31, 2008:
Expense	$211,000	$64,000	$275,000	$90,000	$—	$90,000	$365,000
Inventory disposal	(96,000)	—	(96,000)	—	—	—	(96,000)
Accrued balance at July 31, 2008	115,000	64,000	179,000	90,000	—	90,000	269,000

Three months ended October 31, 2008:
Expense	10,000	129,000	139,000	132,000	—	132,000	271,000
Paid	—	—	—	(88,000)	—	(88,000)	(88,000)
Foreign currency translation	(35,000)	(16,000)	(51,000)	(12,000)	—	(12,000)	(63,000)
Accrued balance at October 31, 2008	90,000	177,000	267,000	122,000	—	122,000	389,000

Three months ended January 31, 2009:
Expense	—	37,000	37,000	25,000	12,000	37,000	74,000
Paid	—	(226,000)	(226,000)	(150,000)	(12,000)	(162,000)	(388,000)
Foreign currency translation	5,000	12,000	17,000	3,000	—	3,000	20,000
Accrued balance at January 31, 2009	95,000	—	95,000	—	—	—	95,000

Three months ending April 30, 2009:
Expected expense	—	—	—	—	25,000	25,000	25,000
Expected to be paid	—	—	—	—	(25,000)	(25,000)	(25,000)
Accrued balance at April 30, 2009	$95,000	$—	$95,000	$—	$—	$—	$95,000

Total restructuring expenses incurred and expected to be incurred	$221,000	$230,000	$451,000	$247,000	$37,000	$284,000	$735,000

Since the above costs were recorded in our Netherlands subsidiary, which has been experiencing losses from its operations, tax benefits on the above costs were not recorded. The unsalable inventory was recorded in inventories as part of our inventory reserve and the accrued severance was recorded in compensation payable in our Condensed Consolidated Balance Sheets.

As part of the restructuring plan, we intend to sell our Netherlands building and land. Based on a recent offer currently being discussed, we will likely sell the property and lease it back from the new owner so that we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. At January 31, 2009, these assets had a book value of $1,388,000, net of accumulated depreciation, and were included in property and equipment in our Condensed Consolidated Balance Sheets. The primary reason for the decrease in the book value of the Netherlands building and land since July 31, 2008 was the decrease in the value of the euro relative to the United States dollar. Based on the recent price offered to us, a gain of approximately $200,000 may be generated when the building and land are sold. However, due to the deteriorating real estate and credit markets and other factors, no assurances can be given as to the timing of the sale and whether a gain or loss on the sale of the facility will ultimately be realized.

Long-term contractual obligations

As of January 31, 2009, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$4,000	$10,000	$40,300	$—	$—	$—	$54,300
Expected interest payments under the credit facilities (1)	1,009	1,732	226	—	—	—	2,967
Minimum commitments under noncancelable operating leases	1,725	2,836	1,873	1,058	629	1,174	9,295
Minimum commitments under noncancelable capital leases	25	52	14	—	—	—	91
Minimum commitments under license agreement	36	94	141	163	163	2,182	2,779
Deferred compensation and other	227	494	424	281	32	199	1,657
Employment agreements	1,785	3,340	148	138	—	—	5,411
Total contractual obligations	$8,807	$18,548	$43,126	$1,640	$824	$3,555	$76,500

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 4.12% and 3.62%, respectively, which were our weighted average interest rates on outstanding borrowings at January 31, 2009.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $776,000 at January 31, 2009.

At February 28, 2009, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At February 28, 2009, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.47% to 3.35%. The margins applicable to our outstanding borrowings at February 28, 2009 were 0.00% above the lender’s base rate and 1.00% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at February 28, 2009. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected throughout most of fiscal 2009 from any exposure associated with increasing LIBOR rates. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement in July 2008 for the two-year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.25% at February 28, 2009.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of January 31, 2009, we were in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On January 31, 2009, we had $54,300,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $24,000,000 and $30,300,000 under the term loan facility and the revolving credit facility, respectively.  Subsequent to January 31, 2009, we repaid $2,000,000 under the revolving credit facility reducing our total outstanding borrowings to $52,300,000.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment. In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At January 31, 2009, we had minimum future royalty obligations relating to this license agreement of approximately $2,779,000 through December 31, 2026 using the exchange rate on January 31, 2009.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment agreements

We have previously entered into various employment agreements with several executives of the Company, including the former President and Chief Executive Officer. Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, estimated separations benefits and other related costs of approximately $720,000 were recorded in general and administrative expenses during fiscal 2008. Approximately $156,000 of such amount remains payable as of January 31, 2009, and accordingly, has been reflected in the table above as a required payment during fiscal 2009.

Financing needs

At January 31, 2009, we had a cash balance of $20,052,000, of which $10,234,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At February 28, 2009, $21,700,000 was available under our United States revolving credit facility, as amended.

Foreign currency

During the three and six months ended January 31, 2009, compared with the three and six months ended January 31, 2008, the average value of the Canadian dollar decreased by approximately 19.1% and 12.5%, respectively, relative to the value of the United States dollar. Additionally, at January 31, 2009 compared with July 31, 2008, the value of the Canadian dollar relative to the value of the United States dollar decreased by approximately 16.7%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2008 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affected our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

For the three and six months ended January 31, 2009, compared with the three and six months ended January 31, 2008, the average value of the euro decreased by approximately 10.4% and 4.3%, respectively, relative to the value of the United States dollar. Additionally, at January 31, 2009 compared with July 31, 2008, the value of the euro relative to the United States dollar decreased by approximately 17.7% and the value of the British pound relative to the euro decreased by approximately 14.4%. The financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2008 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar.

Additionally, changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 16 to the Condensed Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar and British pound and the value of the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $1,250,000 at February 28, 2009, which cover certain assets and liabilities of Minntech and its Netherlands subsidiary that were denominated in currencies other than their functional currencies. Such contracts expire on March 31, 2009. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at Minntech and its Netherlands subsidiary that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and six months ended January 31, 2009, such forward contracts were partially effective in offsetting the impact on operations related to certain assets and liabilities of Minntech and its Netherlands subsidiary that are denominated in currencies other than their functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2009, compared with the three and six months ended January 31, 2008, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had a favorable impact for the three and six months ended January 31, 2009, compared with the three and six months ended January 31, 2008, upon our results of operations of approximately $178,000 and $470,000, net of tax, primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar.

For purposes of translating the balance sheet at January 31, 2009 compared with July 31, 2008, the total of the foreign currency movements resulted in a foreign currency translation loss of $5,729,000 for the six months ended January 31, 2009, thereby decreasing stockholders’ equity.

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

A portion of our water purification and filtration and endoscope reprocessing sales are recognized as multiple element arrangements, whereby revenue is allocated to the equipment, installation and service components based upon vendor specific objective evidence, which principally includes comparable historical transactions of similar equipment and installation sold as stand alone components, as well as an evaluation of unrelated third party competitor pricing of similar installation.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental, water purification and filtration and endoscope reprocessing customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $441,000 and $1,166,000 for the three and six months ended January 31, 2009, respectively, and $595,000 and $854,000 for the three and six months ended January 31, 2008, respectively. The increase in volume rebates for the six months ended January 31, 2009 compared with the six months ended January 31, 2008 is primarily due to new terms in a recently renewed rebate agreement with a major dental distributor in our Healthcare Disposables segment. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using the average fair value results of the market multiple and discounted cash flow methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2008, management concluded that none of our intangible assets or goodwill was impaired. On January 31, 2009, management concluded that no events or changes in circumstances have occurred during the six months ended January 31, 2009 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. Such a review considers known future changes in various effective tax rates, principally in the United States. If the effective tax rate were to change in the future, particularly in the United States and to a lesser extent Canada, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments. In fiscal 2009 and 2008, recently enacted Canadian federal and New York state statutory tax rate reductions were applied to existing deferred income tax liabilities which decreased our overall effective tax rates.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded approximately $365,000 and $345,000 in charges associated with exit or disposal activities in fiscal 2008 and the six months ended January 31, 2009, respectively, and expect additional charges of approximately $25,000 during the three months ended April 30, 2009, relating to our restructuring plan for our Netherlands manufacturing operations.

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

•                  the continuing deterioration in the economy and credit markets may continue to adversely affect our results of operations, particularly with respect to capital equipment. The magnitude of such adverse impact may grow based on the length and severity of the economic decline.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency and Market Risk

A portion of our products are imported from the Far East and Western Europe. All of our operating segments sell a portion of their products outside of the United States. Consequently, our business could be materially affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting the United States, Canada and the Netherlands.

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2008 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall favorable impact for the three and six months ended January 31, 2009, compared with the three and six months ended January 31, 2008, upon our results of operations and an adverse impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 16 to the Condensed Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency. Additionally, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2008 Form 10-K. Fluctuations in the rates of currency exchange between the euro, the United States dollar and British pound had an overall adverse impact for the three and six months ended January 31, 2009, compared with the three and six months ended January 31, 2008, upon our results of operations, and had an adverse impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of the euro relative to the United States dollar and British pound and the value of the British pound relative to the United States dollar on the conversion of such net assets into functional currencies, we enter into short-term contracts to purchase euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were four foreign currency forward contracts with an aggregate value of $1,425,000 at January 31, 2009, which covered certain assets and liabilities of Minntech and its Netherlands subsidiary that were denominated in currencies other than their functional currencies. Such contracts expired on February 28, 2009. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at Minntech and its Netherlands subsidiary that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and six months ended January 31, 2009, such forward contracts were partially effective in offsetting a portion of the impact on operations related to certain assets and liabilities of Minntech and its Netherlands subsidiary that are denominated in currencies other than their functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2009, compared with the three and six months ended January 31, 2008, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

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

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. We repurchased an additional 43,847 shares through October 31, 2008 at a total average price per share of $9.17. No additional repurchases have been made since our first quarter ended October 31, 2008. Therefore, at January 31, 2009, we had repurchased 134,547 shares under the repurchase program at a total average price per share of $9.34 and the maximum number of remaining shares that may be repurchased under the program is 365,453 shares.

The following table summarizes the repurchase of Common Stock under the repurchase program by quarter during fiscal years 2009 and 2008:

			Purchased as part of	Shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the program

7/11/2008 through 7/31/08	90,700	$9.42	90,700	409,300

8/1/2008 through 10/31/08	43,847	$9.17	134,547	365,453

11/1/2008 through 1/31/09	—	—	134,547	365,453

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 8, 2009, the Company held its Annual Meeting of Stockholders for the fiscal year ended July 31, 2008. At the meeting, stockholders voted for (i) the election of nine members of the Company’s Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified, (ii) the approval of an amendment to the Company’s 2006 Equity Incentive Plan that increased by 700,000 the number of shares of Common stock available for issuance under the Plan and (iii) the ratification of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2009.

A tabulation of the number of votes cast for, against and withhold, as well as the number of abstentions as to each matter voted on, is set forth below. There were no broker non-votes.

1. Election of Directors	Votes For	Votes Withheld

Robert L. Barbanell	16,070,055	152,122
Alan R. Batkin	15,842,343	379,834
Joseph M. Cohen	16,054,913	167,264
Charles M. Diker	16,068,356	153,821
Mark N. Diker	16,120,212	101,965
Alan J. Hirschfield	16,101,370	120,807
George L. Fotiades	16,149,963	72,214
Elizabeth McCaughey	15,877,215	344,962
Bruce Slovin	16,138,983	83,194

2. Approval of the 2006 Equity Incentive Plan Amendment	For	Against	Abstain

	11,839,456	694,417	99,064

3. Ratification of Independent Registered Public Accounting Firm	For	Against	Abstain

	16,175,777	26,805	19,593

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

	31.1	-	Certification of Principal Executive Officer.

	31.2	-	Certification of Principal Financial Officer.

	32	-	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: March 12, 2009

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller