Form 10-Q
period 2009-04-30
CANTEL MEDICAL CORP
filed 2009-06-08
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009.

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

(973) 890-7220

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding as of May 31, 2009: 16,598,513.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30,	July 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$22,328	$18,318
Accounts receivable, net of allowance for doubtful accounts of $1,038 at April 30 and $1,021 at July 31	30,725	30,316
Inventories:
Raw materials	11,708	12,615
Work-in-process	3,514	3,544
Finished goods	14,095	15,643
Total inventories	29,317	31,802
Deferred income taxes	1,322	1,565
Prepaid expenses and other current assets	3,152	2,560
Total current assets	86,844	84,561
Property and equipment, net	35,685	37,920
Intangible assets, net	36,824	41,254
Goodwill	112,187	113,958
Other assets	1,062	1,497
	$272,602	$279,190
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$9,500	$8,000
Accounts payable	8,626	9,723
Compensation payable	7,456	7,175
Earnouts payable	—	4,295
Accrued expenses	7,249	6,739
Deferred revenue	3,321	2,920
Income taxes payable	169	70
Total current liabilities	36,321	38,922

Long-term debt	39,800	50,300
Deferred income taxes	16,431	18,503
Other long-term liabilities	2,188	2,753

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; April 30 - 17,834,444 shares issued and 16,598,513 shares outstanding; July 31 - 17,519,581 shares issued and 16,370,844 shares outstanding	1,783	1,752
Additional paid-in capital	85,098	81,475
Retained earnings	97,824	86,534
Accumulated other comprehensive income	5,314	10,291
Treasury Stock, at cost; April 30 - 1,235,931 shares; July 31 - 1,148,737 shares	(12,157)	(11,340)
Total stockholders’ equity	177,862	168,712
	$272,602	$279,190

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Net sales	$66,431	$64,178	$193,257	$185,093

Cost of sales	40,908	41,897	120,500	120,120

Gross profit	25,523	22,281	72,757	64,973

Expenses:
Selling	7,984	7,190	22,326	20,815
General and administrative	9,106	9,923	27,167	27,847
Research and development	1,261	928	3,309	2,879
Total operating expenses	18,351	18,041	52,802	51,541

Income before interest and income taxes	7,172	4,240	19,955	13,432

Interest expense	588	1,185	2,013	3,662
Interest income	(24)	(97)	(132)	(394)

Income before income taxes	6,608	3,152	18,074	10,164

Income taxes	2,425	1,151	6,784	4,067

Net income	$4,183	$2,001	$11,290	$6,097

Earnings per common share:
Basic	$0.26	$0.12	$0.69	$0.38

Diluted	$0.25	$0.12	$0.69	$0.37

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2009	2008
Cash flows from operating activities
Net income	$11,290	$6,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,637	4,490
Amortization	3,870	4,297
Stock-based compensation expense	1,829	1,483
Amortization of debt issuance costs	297	281
Loss on disposal of fixed assets	22	80
Deferred income taxes	(1,172)	(753)
Excess tax benefits from stock-based compensation	(193)	(479)
Changes in assets and liabilities:
Accounts receivable	(1,079)	1,318
Inventories	1,733	(3,533)
Prepaid expenses and other current assets	(638)	(1,475)
Accounts payable, deferred revenue and accrued expenses	89	(227)
Income taxes payable	608	156
Net cash provided by operating activities	21,293	11,735

Cash flows from investing activities
Capital expenditures	(2,972)	(3,503)
Proceeds from disposal of fixed assets	5	14
Earnout paid to Crosstex sellers	(3,666)	(3,667)
Earnout paid to Twist seller	(629)	—
Acquisition of DSI	—	(1,250)
Acquisition of Strong Dental, net of cash acquired	—	(3,711)
Acquisition of Verimetrix	—	(4,956)
Purchase of convertible note receivable	(203)	—
Other, net	(15)	27
Net cash used in investing activities	(7,480)	(17,046)

Cash flows from financing activities
Borrowings under revolving credit facility	3,500	15,050
Repayments under term loan facility	(6,000)	(4,500)
Repayments under revolving credit facility	(6,500)	(3,750)
Proceeds from exercises of stock options	894	848
Excess tax benefits from stock-based compensation	193	479
Purchases of treasury stock	(404)	—
Net cash (used in) provided by financing activities	(8,317)	8,127

Effect of exchange rate changes on cash and cash equivalents	(1,486)	634

Increase in cash and cash equivalents	4,010	3,450
Cash and cash equivalents at beginning of period	18,318	15,860
Cash and cash equivalents at end of period	$22,328	$19,310

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.             Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2008 (the “2008 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

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

The Condensed Consolidated Balance Sheet at July 31, 2008 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Certain items in previously presented financial statements have been reclassified to conform to the presentation of the April 30, 2009 financial statements. These reclassifications relate to income taxes payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Cantel had five principal operating companies at each of April 30, 2009 and July 31, 2008, Minntech Corporation (“Minntech”), Crosstex International Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

We currently operate our business through six operating segments: Water Purification and Filtration (through Mar Cor, Biolab and Minntech), Healthcare Disposables (through Crosstex), Dialysis (through Minntech), Endoscope Reprocessing (through Minntech), Therapeutic Filtration (through Minntech) and Specialty Packaging (through Saf-T-Pak). The Therapeutic Filtration and Specialty Packaging operating segments are combined in the All Other reporting segment for financial reporting purposes.

We acquired certain net assets of Dialysis Services, Inc. (“DSI”) on August 1, 2007, and Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and all of the issued and outstanding stock of Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The acquisitions of DSI, Verimetrix and Strong Dental had an insignificant effect on our results of operations for the three and nine months ended April 30, 2009, and the three and nine months ended April 30, 2008 subsequent to their respective acquisition dates, due to the small size of these businesses. DSI, Verimetrix and Strong Dental are included in the Water Purification and Filtration, Endoscope Reprocessing and Healthcare Disposables segments, respectively.

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

Note 2.             Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Cost of sales	$19,000	$6,000	$55,000	$27,000
Operating expenses:
Selling	52,000	25,000	158,000	77,000
General and administrative	708,000	454,000	1,604,000	1,367,000
Research and development	5,000	4,000	12,000	12,000
Total operating expenses	765,000	483,000	1,774,000	1,456,000
Stock-based compensation before income taxes	784,000	489,000	1,829,000	1,483,000
Income tax benefits	(289,000)	(189,000)	(735,000)	(577,000)
Total stock-based compensation expense, net of tax	$495,000	$300,000	$1,094,000	$906,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.02	$0.07	$0.06

Diluted	$0.03	$0.02	$0.07	$0.06

For the three and nine months ended April 30, 2009 and 2008, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

Most of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At April 30, 2009, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,431,000 with a remaining weighted average period of 22 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Stock awards were not granted prior to February 1, 2007.

Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2008	207,165	$12.81
Granted	101,000	14.59
Vested	(30,001)	16.25
Nonvested stock awards at April 30, 2009	278,164	$13.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three and nine months ended April 30, 2009 and 2008:

Weighted-Average	Three Months Ended		Nine Months Ended
Black-Scholes Option	April 30,		April 30,
Valuation Assumptions	2009	2008	2009	2008

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	0.431	0.340	0.425	0.350
Risk-free interest rate (2)	1.41%	2.48%	1.56%	3.73%
Expected lives (in years) (3)	3.63	4.32	3.83	4.51

(1) Volatility was based on historical closing prices of our Common Stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain incentive options granted under the 1997 Employee Plan and to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and nine months ended April 30, 2009, the weighted average fair value of all options granted was approximately $4.88 and $4.79, respectively. For the three and nine months ended April 30, 2008, the weighted average fair value of all options granted was approximately $3.24 and $5.16, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $41,000 and $940,000 for the three and nine months ended April 30, 2009, respectively, and $134,000 and $2,223,000 for the three and nine months ended April 30, 2008, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2008	1,754,417	$14.94
Granted	85,250	14.04
Canceled	(65,403)	13.81
Exercised	(213,863)	6.11
Outstanding at April 30, 2009	1,560,401	$16.15

Exercisable at July 31, 2008	1,137,624	$16.28

Exercisable at April 30, 2009	981,066	$18.39

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital and as a reduction of income taxes payable. For the nine months ended April 30, 2009 and 2008, options exercised and the vesting of restricted stock resulted in income tax deductions that reduced income taxes payable by $566,000 and $1,024,000, respectively.

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

Note 3.             Acquisitions

Strong Dental Products, Inc.

On September 26, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing all of the issued and outstanding stock of Strong Dental, a private company with pre-acquisition annual revenues of approximately $1,000,000 that designs, markets and sells comfort cushioning and infection control covers for x-ray film and digital x-ray sensors. The total consideration for the transaction, including transactions costs and assumption of debt, was $4,017,000. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $700,000 contingent upon the achievement of a specified revenue target over a three year period. As of April 30, 2009, none of the additional consideration had been earned.

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

Verimetrix, LLC

On September 17, 2007, we expanded our product offerings in our Endoscope Reprocessing (Medivators®) segment by purchasing certain net assets from Verimetrix, a private company with pre-acquisition annual revenues of $2,000,000 that designs, markets and sells the Veriscan™ System, an endoscope leak and fluid detection device. The total consideration for the transaction, including transaction costs, was $4,906,000. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $4,025,000 contingent upon the achievement of a specified cumulative revenue target over a six year period. As of April 30, 2009, none of the additional consideration had been earned.

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

The acquisitions of DSI, Verimetrix and Strong Dental are included in our results of operations for the three and nine months ended April 30, 2009 and the portion of the three and nine months ended April 30, 2008 subsequent to the respective acquisition dates, and had an insignificant effect on our results of operations due to the small size of these businesses.

We have not made any acquisitions subsequent to the acquisition of Strong Dental on September 26, 2007.

Note 4.             Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” and require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, the guidance amends APB Opinion No. 28, “Interim Financial Reporting,” and requires those disclosures in summarized financial information at interim reporting periods. The provisions of FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 and therefore are effective for our fourth quarter in fiscal 2009. As FSP 107-1 and APB 28-1 relate specifically to disclosures, these standards will have no impact on our financial position or results of operation.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies a consistent framework, or hierarchy, for selecting accounting principles. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and therefore was adopted on February 1, 2009.  The adoption of SFAS 162 did not have a material effect on our financial position or results of operation.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended  (“SFAS 133”) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes. This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and therefore was adopted on February 1, 2009. As SFAS 161 relates specifically to disclosures, this standard had no impact on our financial position or results of operation, but did increase certain disclosures of our hedging activities, as indicated in Note 6 to the Condensed Consolidated Financial Statements.

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

Note 5.             Accumulated Other Comprehensive Income

The Company’s comprehensive income for the three and nine months ended April 30, 2009 and 2008 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Net income	$4,183,000	$2,001,000	$11,290,000	$6,097,000
Other comprehensive (loss) income:
Unrealized loss on interest cap, net of tax	(2,000)	—	(96,000)	—
Foreign currency translation, net of tax	848,000	96,000	(4,881,000)	2,268,000
Comprehensive income	$5,029,000	$2,097,000	$6,313,000	$8,365,000

We purchased the interest rate cap agreement at the end of our fiscal 2008. The accumulated unrealized loss on the interest rate cap agreement is $96,000, net of tax, as of April 30, 2009.

Note 6.             Financial Instruments

We account for derivative instruments and hedging activities in accordance with SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of April 30, 2009, all of our derivatives were designated as hedges in accordance with SFAS 133.

Changes in the value of (i) the Canadian dollar against the United States dollar, (ii) the euro against the United States dollar and British pound and (iii) the British pound relative to the United States dollar affect our results of operations because a portion of the net assets of our Canadian subsidiaries (which are reported in our Specialty Packaging and Water Purification and Filtration segments) and Minntech’s Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional Canadian dollar or euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as further described in Note 16 to the Condensed Consolidated Financial Statements, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and British pound and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were five foreign currency forward contracts with an aggregate value of $3,141,000 at April 30, 2009, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on May 31, 2009. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and nine months ended April 30, 2009, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Despite the use of these forward contracts, the functional currency conversion loss recognized in net income relating to these hedging contracts was approximately $1,000 and $174,000, net of tax, during the three and nine months ended April 30, 2009, respectively, and was primarily due to the timing of our cash repatriation from the Netherlands and the weakening of the euro and British pound relative to the United States dollar. Gains and losses related to the hedging contracts to buy Canadian dollars, euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts and were considered effective gains and losses under SFAS 133. We do not hold any derivative financial instruments for speculative or trading purposes.

The interest rate on outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Condensed Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement on July 21, 2008 for the two-year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. This interest rate cap agreement has been designated as a cash flow hedge instrument. The cost of the interest rate cap, which is included in other assets, was $149,000 and will be amortized to interest expense over the two-year life of the agreement using the effective interest method. The difference between the interest rate cap agreement’s amortized cost and its fair value was recorded as an unrealized loss and included in accumulated other comprehensive loss, as shown in Note 5 to the Condensed Consolidated Financial Statements. If three-month LIBOR on borrowings under the term loan facility exceed 4.25% during the two-year period ending June 30, 2011 resulting in the exercise of the interest cap agreement or if the interest rate cap agreement becomes ineffective, we would reclassify unrealized gains and losses from accumulated other comprehensive income to a recognized gain or loss in interest expense. However, since three-month LIBOR is below 4.25% at April 30, 2009 and the interest rate cap agreement is expected to remain effective, we do not expect any realized gains or losses over the next twelve months ending April 30, 2010. For the three and nine months ended April 30, 2009 and 2008, there have been no realized gains or losses relating to this interest rate cap agreement recognized in the Condensed Consolidated Statements of Income.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability.

As of April 30, 2009, the fair values of the Company’s assets measured on a recurring basis were categorized as follows:

	Level 1	Level 2	Level 3	Total

Interest Rate Cap Agreement	$—	$1,000	$—	$1,000

The interest rate cap agreement was valued based on an observable market price applied to the specific terms of the interest rate cap agreement as calculated by a banking institution, and is classified within Level 2 of the fair value hierarchy.

Note 7.             Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $1,264,000 and $3,870,000 for the three and nine months ended April 30, 2009, respectively, and $1,438,000 and $4,297,000 for the three and nine months ended April 30, 2008, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	April 30, 2009
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$25,858,000	$(9,766,000)	$16,092,000
Technology	9,050,000	(4,910,000)	4,140,000
Brand names	9,546,000	(3,541,000)	6,005,000
Non-compete agreements	1,864,000	(1,145,000)	719,000
Patents and other registrations	1,156,000	(207,000)	949,000
	47,474,000	(19,569,000)	27,905,000
Trademarks and tradenames	8,919,000	—	8,919,000
Total intangible assets	$56,393,000	$(19,569,000)	$36,824,000

	July 31, 2008
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$28,669,000	$(10,341,000)	$18,328,000
Technology	9,622,000	(4,602,000)	5,020,000
Brand names	9,546,000	(2,768,000)	6,778,000
Non-compete agreements	2,032,000	(1,080,000)	952,000
Patents and other registrations	1,134,000	(148,000)	986,000
	51,003,000	(18,939,000)	32,064,000
Trademarks and tradenames	9,190,000	—	9,190,000
Total intangible assets	$60,193,000	$(18,939,000)	$41,254,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2009 and the next five years is as follows:

Three month period ending July 31, 2009	$1,271,000
Fiscal 2010	4,897,000
Fiscal 2011	4,603,000
Fiscal 2012	4,139,000
Fiscal 2013	4,065,000
Fiscal 2014	3,893,000

Goodwill changed during fiscal 2008 and the nine months ended April 30, 2009 as follows:

	Water
	Purification	Healthcare		Endoscope		Total
	and Filtration	Disposables	Dialysis	Reprocessing	All Other	Goodwill

Balance, July 31, 2007	$36,641,000	$43,011,000	$8,155,000	$6,500,000	$7,766,000	$102,073,000
Acquisitions	857,000	3,167,000	—	3,148,000	—	7,172,000
Earnouts on acquisition	—	4,295,000	—	—	—	4,295,000
Adjustments primarily relating to income tax exposure of acquired businesses	(61,000)	—	(22,000)	—	(3,000)	(86,000)
Foreign curreny translation	225,000	—	—	—	279,000	504,000
Balance, July 31, 2008	37,662,000	50,473,000	8,133,000	9,648,000	8,042,000	113,958,000
Foreign curreny translation	(788,000)	—	—	—	(983,000)	(1,771,000)
Balance, April 30, 2009	$36,874,000	$50,473,000	$8,133,000	$9,648,000	$7,059,000	$112,187,000

On July 31, 2008, we performed impairment studies of the Company’s goodwill and trademarks and trade names and concluded that such assets were not impaired.

Note 8.             Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Beginning balance	$912,000	$1,013,000	$916,000	$1,033,000
Acquisitions	—	—	—	28,000
Provisions	413,000	409,000	1,012,000	1,038,000
Charges	(304,000)	(342,000)	(859,000)	(1,047,000)
Foreign currency translation	1,000	14,000	(47,000)	42,000
Ending balance	$1,022,000	$1,094,000	$1,022,000	$1,094,000

The warranty provisions and charges during the three and nine months ended April 30, 2009 and 2008 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.             Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $682,000 at April 30, 2009.

At April 30, 2009, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At April 30, 2009, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.44% to 3.35%. The margins applicable to our outstanding borrowings at April 30, 2009 were 0.00% above the lender’s base rate and 0.75% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at April 30, 2009. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected for the remainder of fiscal 2009 and a portion of fiscal 2010 from any exposure associated with increasing LIBOR rates. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement in July 2008 for the two year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at April 30, 2009.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex, and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of April 30, 2009, we were in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On April 30, 2009, we had $49,300,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $22,000,000 and $27,300,000 under the term loan facility and the revolving credit facility, respectively. The maturities of our credit facilities are described in Note 12 to the Condensed Consolidated Financial Statements.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$4,183,000	$2,001,000	$11,290,000	$6,097,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	16,316,278	16,176,198	16,256,114	16,086,482

Dilutive effect of equity awards using the treasury stock method and the average market price for the period	227,995	172,779	178,300	268,732

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,544,273	16,348,977	16,434,414	16,355,214

Basic earnings per share	$0.26	$0.12	$0.69	$0.38

Diluted earnings per share	$0.25	$0.12	$0.69	$0.37

Note 11.           Income Taxes

The consolidated effective tax rate was 37.5% and 40.0% for the nine months ended April 30, 2009 and 2008, respectively. The decrease in the consolidated effective tax rate was affected principally by the geographic mix of pre-tax income and the impact of various tax rate reductions, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 38.2% and 38.0% for the nine months ended April 30, 2009 and 2008, respectively. Our United States effective tax rate for the nine months ended April 30, 2009 was favorably impacted by New York state tax rate reductions enacted in 2008, which primarily relate to our Healthcare Disposables segment, and recently enacted Federal tax legislation that enabled us to claim the research and experimentation tax credit, offset by additional taxes related to the repatriation of earnings from our Netherlands subsidiary.

Approximately 6% of our income before income taxes was generated from our Canadian operations, which had an overall effective tax rate for the nine months ended April 30, 2009 and 2008 of 20.5% and 28.8%, respectively. This low overall effective tax rate for the nine months ended April 30, 2009 was attributable to the impact of a lower overall effective rate in our Specialty Packaging segment as applied to existing deferred income tax liabilities.

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the nine months ended April 30, 2009 and 2008, thereby adversely affecting our overall consolidated effective tax rate. The overall loss from our Netherlands operation for the nine months ended April 30, 2009 decreased compared with the nine months ended April 30, 2008.

The results of operations for our subsidiaries in Japan and Singapore did not have a significant impact on our overall effective tax rate for the nine months ended April 30, 2009 and 2008 due to the size of these operations relative to our United States, Canada and Netherlands operations.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on August 1, 2007	$484,000
Lapse of statute of limitations	(57,000)
Unrecognized tax benefits on July 31, 2008	427,000
Activity during the nine months ended April 30, 2009	—
Unrecognized tax benefits on April 30, 2009	$427,000

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

12.          Commitments and Contingencies

Long-term contractual obligations

As of April 30, 2009, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$2,000	$10,000	$37,300	$—	$—	$—	$49,300
Expected interest payments under the credit facilities (1)	408	1,401	212	—	—	—	2,021
Minimum commitments under noncancelable operating leases	874	2,938	1,944	1,080	635	1,182	8,653
Minimum commitments under noncancelable capital leases	13	53	14	—	—	—	80
Minimum commitments under license agreement	44	97	145	168	168	2,250	2,872
Deferred compensation and other	102	405	406	250	32	199	1,394
Employment agreements	849	3,340	148	138	—	—	4,475
Total contractual obligations	$4,290	$18,234	$40,169	$1,636	$835	$3,631	$68,795

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 3.88% and 2.94%, respectively, which were our weighted average interest rates on outstanding borrowings at April 30, 2009.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment. In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At April 30, 2009, we had minimum future royalty obligations related to this license agreement of approximately $2,872,000 through December 31, 2026 using the exchange rate on April 30, 2009.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment agreements

We have previously entered into various employment agreements with several executives of the Company, including the former President and Chief Executive Officer. Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, estimated separation benefits and other related costs of approximately $720,000 were recorded in general and administrative expenses during the three months ended April 30, 2008. Approximately $35,000 of such amount remains payable as of April 30, 2009, and accordingly, has been reflected in the table above as a required payment during fiscal 2009.

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

One customer accounted for approximately 25% of our Water Purification and Filtration segment net sales and approximately 9% of our consolidated net sales during the nine months ended April 30, 2009.

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

Four customers collectively accounted for approximately 57% of our Healthcare Disposables segment net sales and approximately 13% of our consolidated net sales during the nine months ended April 30, 2009.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

Three customers collectively accounted for approximately 51% of our Dialysis segment net sales and approximately 20% of our consolidated net sales, including one customer that accounted for approximately 30% of our Dialysis segment net sales and approximately 8% of our consolidated net sales, during the nine months ended April 30, 2009.

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

Information as to operating segments is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Net sales:
Water Purification and Filtration	$18,165,000	$16,100,000	$53,434,000	$50,122,000
Healthcare Disposables	15,587,000	15,494,000	45,707,000	43,445,000
Dialysis	14,220,000	16,037,000	43,700,000	46,184,000
Endoscope Reprocessing	14,162,000	12,639,000	38,526,000	34,583,000
All Other	4,297,000	3,908,000	11,890,000	10,759,000
Total	$66,431,000	$64,178,000	$193,257,000	$185,093,000

Operating Income:
Water Purification and Filtration	$1,708,000	$1,035,000	$4,908,000	$3,840,000
Healthcare Disposables	2,082,000	1,970,000	5,605,000	5,780,000
Dialysis	2,925,000	2,094,000	8,060,000	6,555,000
Endoscope Reprocessing	1,530,000	760,000	4,633,000	1,349,000
All Other	1,015,000	1,016,000	2,701,000	2,372,000
	9,260,000	6,875,000	25,907,000	19,896,000
General corporate expenses	(2,088,000)	(2,635,000)	(5,952,000)	(6,464,000)
Interest expense, net	(564,000)	(1,088,000)	(1,881,000)	(3,268,000)

Income before income taxes	$6,608,000	$3,152,000	$18,074,000	$10,164,000

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

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. We repurchased an additional 43,847 shares through October 31, 2008 at a total average price per share of $9.17. No additional repurchases have been made since our first quarter ended October 31, 2008. Therefore, at April 30, 2009, we had repurchased 134,547 shares under the repurchase program at a total average price per share of $9.34 and the maximum number of remaining shares that may be repurchased under the program is 365,453 shares.

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

During the three and nine months ended April 30, 2009, we recorded $13,000 and $358,000, respectively, in restructuring expenses, which decreased both basic and diluted earnings per share from operations by approximately $0.02 for the nine months ended April 30, 2009. Including restructuring costs incurred during the three months ended July 31, 2008, the cumulative amount of such costs incurred as of April 30, 2009 was $723,000. We do not expect to incur any additional restructuring costs for the remainder of fiscal 2009. The decrease in the total expected restructuring expense estimated at July 31, 2008 compared to actual costs incurred during the nine months ended April 30, 2009 was primarily due to the significant decrease in the value of the euro in relation to the United States dollar. The majority of the restructuring costs are included in our Endoscope Reprocessing segment.

The restructuring costs recorded are as follows:

	Cost of Sales			General and Administrative Expenses
	Unsalable						Aggregate
	Inventory	Severance	Total	Severance	Other	Total	Total

Three months ended July 31, 2008:
Expense	$211,000	$64,000	$275,000	$90,000	$—	$90,000	$365,000
Inventory disposal	(96,000)	—	(96,000)	—	—	—	(96,000)
Accrued balance at July 31, 2008	115,000	64,000	179,000	90,000	—	90,000	269,000

Three months ended October 31, 2008:
Expense	10,000	129,000	139,000	132,000	—	132,000	271,000
Paid	—	—	—	(88,000)	—	(88,000)	(88,000)
Foreign currency translation	(35,000)	(16,000)	(51,000)	(12,000)	—	(12,000)	(63,000)
Accrued balance at October 31, 2008	90,000	177,000	267,000	122,000	—	122,000	389,000

Three months ended January 31, 2009:
Expense	—	37,000	37,000	25,000	12,000	37,000	74,000
Paid	—	(226,000)	(226,000)	(150,000)	(12,000)	(162,000)	(388,000)
Foreign currency translation	5,000	12,000	17,000	3,000	—	3,000	20,000
Accrued balance at January 31, 2009	95,000	—	95,000	—	—	—	95,000

Three months ended April 30, 2009:
Expense	—	—	—	—	13,000	13,000	13,000
Foreign currency translation	5,000	—	5,000	—	—	—	5,000
Accrued balance at April 30, 2009	$100,000	$—	$100,000	$—	$13,000	$13,000	$113,000

Total restructuring expenses incurred	$221,000	$230,000	$451,000	$247,000	$25,000	$272,000	$723,000

Since the above costs were recorded in our Netherlands subsidiary, which has been experiencing losses from its operations, tax benefits on the above costs were not recorded. The unsalable inventory was recorded in inventories as part of our inventory reserve and the accrued severance was recorded in compensation payable in our Condensed Consolidated Balance Sheets.

As part of the restructuring plan, we sold our Netherlands building and land on May 19, 2009 and entered into a lease for 2.5 years with the new owner so we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. At April 30, 2009, these assets had a book value of $1,486,000, net of accumulated depreciation, and were included in property and equipment in our Condensed Consolidated Balance Sheets. The primary reason for the decrease in the book value of the Netherlands building and land since July 31, 2008 was the decrease in the value of the euro relative to the United States dollar. The sale of the building and land resulted in a gain of $146,000, which will be amortized over the life of the lease.

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

Results of Operations provides a discussion of the consolidated results of operations for the three and nine months ended April 30, 2009 compared with the three and nine months ended April 30, 2008.

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

Significant Activity

(i)                                                      Net income increased by 109% and 85% for the three and nine months ended April 30, 2009, respectively, compared with the three and nine months ended April 30, 2008. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments and we have proactively developed our overall business to where approximately 75% of our net sales are consumable products and service. While all of our business segments performed well, the Endoscope Reprocessing, Dialysis and Water Purification and Filtration segments contributed a significant portion of the increase to net income for the three and nine months ended April 30, 2009.  The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                  Improved gross margins as a result of numerous profit improvement and sales and marketing initiatives and the continued shift in sales mix to higher margin disposables,

•                  realization of price increases,

•                  improved manufacturing and distribution costs,

•                  general company-wide efforts to tightly control operating expenses while still investing in sales, marketing and research and development activities,

•                  favorable interest costs, and

•                  a lower effective tax rate.

However, we cannot provide assurances that this level of growth can continue to be achieved, especially given the economic downturn and other potential risks or uncertainties. See “Risk Factors” in our 2008 Form 10-K for a discussion of the Company’s risk factors.

(ii)                                                  We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted by continued loss of some low margin dialysate concentrate business from domestic customers as a result of the highly competitive and price sensitive market for such product, as more fully described elsewhere in this MD&A. Additionally, we cannot provide assurances that the current level of concentrate sales to international customers will be sustained.

(iii)                                               The deterioration in the economy and credit markets adversely impacted our results of operations for the nine months ended April 30, 2009, compared with the nine months ended April 30, 2008, by causing some of our customers to delay spending on certain products, especially capital equipment in our Endoscope Reprocessing and Water Purification and Filtration segments, as more fully described elsewhere in this MD&A. Sales of capital equipment represent approximately 25% of our overall consolidated net sales and are primarily included in our Water Purification and Filtration, Dialysis and Endoscope Reprocessing segments.

(iv)                                               In June 2008, we announced and began executing our plan to restructure our Netherlands manufacturing operations as part of our continuing effort to reduce operating costs and leverage our existing United States infrastructure. As a result of this restructuring, approximately $13,000 and $358,000 of restructuring costs were recorded in the three and nine months ended April 30, 2009, respectively, which decreased both basic and diluted earnings per share by $0.02 during the nine months ended April 30, 2009, as more fully described in Note 16 to the Condensed Consolidated Financial Statements and elsewhere in this MD&A.

(v)                                                  Fluctuations in the rates of currency exchange had an overall favorable impact on our net income for the three and nine months ended April 30, 2009, compared with the three and nine months ended April 30, 2008, despite the adverse impact on net sales, as more fully described elsewhere in this MD&A.

(vi)                                               Fiscal 2008 acquisitions: We acquired the businesses of Dialysis Services, Inc. (“DSI”) on August 1, 2007, Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries and includes the results of operations of DSI, Verimetrix and Strong Dental for the three and nine months ended April 30, 2009 and the portion of the three and nine months ended April 30, 2008 subsequent to their respective acquisition dates.

The following discussion should also be read in conjunction with our 2008 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2009		2008		2009		2008
	(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Water Purification and Filtration	$18,165	27.3	$16,100	25.1	$53,434	27.6	$50,122	27.1
Healthcare Disposables	15,587	23.5	15,494	24.1	45,707	23.7	43,445	23.5
Dialysis	14,220	21.4	16,037	25.0	43,700	22.6	46,184	24.9
Endoscope Reprocessing	14,162	21.3	12,639	19.7	38,526	19.9	34,583	18.7
All Other	4,297	6.5	3,908	6.1	11,890	6.2	10,759	5.8
	$66,431	100.0	$64,178	100.0	$193,257	100.0	$185,093	100.0

Net Sales

Net sales increased by $2,253,000, or 3.5%, to $66,431,000 for the three months ended April 30, 2009 from $64,178,000 for the three months ended April 30, 2008.

Net sales increased by $8,164,000, or 4.4%, to $193,257,000 for the nine months ended April 30, 2009 from $185,093,000 for the nine months ended April 30, 2008.

Net sales were adversely impacted for the three and nine months ended April 30, 2009 compared with the three and nine months ended April 30, 2008 by approximately $390,000 and $770,000, respectively, due to the translation of Canadian dollar net sales primarily of our Water Purification and Filtration operating segment using a weaker Canadian dollar against the United States dollar.

The increase in net sales for the three and nine months ended April 30, 2009 was principally attributable to increases in sales of water purification and filtration products and services, endoscope reprocessing products and services and therapeutic filtration products (included in All Other), partially offset by a decrease in dialysis products. The increase in net sales for the nine months ended April 30, 2009 was also affected by an increase in sales of healthcare disposable products.

Net sales of water purification and filtration products and services increased by 12.8% and 6.6% for the three and nine months ended April 30, 2009, respectively, compared with the three and nine months ended April 30, 2008, primarily due to (i) an increase in demand during fiscal 2009 for our sterilants and filters by pharmaceutical companies and within our installed equipment base of business, including one of our largest customers who standardized on our consumables products in their ordering system utilized by their dialysis clinics, (ii) an increase in sales of capital equipment used for dialysis as well as some large commercial and industrial equipment sales during the three months ended April 30, 2009 and (iii) higher selling prices, which offset increased manufacturing costs and favorably impacted net sales for the three and nine months ended April 30, 2009 and 2008 by approximately $360,000 and $1,300,000, respectively. Partially offsetting these increases were delayed investments during the first six months of fiscal 2009 by our customers of our water purification equipment used for dialysis as well as for commercial and industrial (large capital) applications as a result of the deterioration in the general economy and credit markets. Despite the increase in capital equipment sales during the three months ended April 30, 2009, the deterioration in the general economy and credit markets may continue to adversely affect capital equipment sales.

Net sales of endoscope reprocessing products and services increased by 12.1% and 11.4% for the three and nine months ended April 30, 2009, respectively, compared with the three and nine months ended April 30, 2008, primarily due to the increase in demand in the United States for our disinfectants and product service due to the increased field population of equipment as well as our ability to gradually convert the sale of such items from our former equipment distributor (who continued to purchase high-level disinfectants, cleaners, and consumables from us and provide product service to our customers) to our direct sales and service force at higher selling prices. Higher selling prices, most of which relates to the direct sale of disinfectants, consumables and product service, resulted in approximately $500,000 and $1,980,000 in incremental net sales for the three and nine months ended April 30, 2009, respectively, compared with the three and nine months ended April 30, 2008. The increase in net sales was also due to approximately $184,000 in incremental net sales in the first quarter of our fiscal 2009 due to the acquisition of Verimetrix during the first quarter of our fiscal 2008. Partially offsetting these increases was a decrease in sales of endoscope reprocessing equipment during the three and nine months ended April 30, 2009 as a result of delayed spending on such investments due to the recent deterioration in the general economy and credit markets, which may continue to adversely affect future equipment sales.

Net sales contributed by the Therapeutic Filtration operating segment were $2,491,000 and $7,243,000 for the three and nine months ended April 30, 2009, an increase of 18.7% and 29.2% compared with three and nine months ended April 30, 2008, respectively. The increase in sales was primarily due to increases in (i) both domestic and international demand for our hemofilter products (filtration devices that perform a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis), (ii) domestic demand for our hemoconcentrator products (filtration devices used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) and (iii) other specialty blood filter devices manufactured by us on an OEM (Original Equipment Manufacture) basis for a customer’s hydration system and another customer’s new external artificial liver machine. Increases in selling prices of our therapeutic filtration products did not have a significant effect on net sales for the three and nine months ended April 30, 2009 compared with the three and nine months ended April 30, 2008.

Net sales of healthcare disposables products increased by 5.2% for the nine months ended April 30, 2009 compared with the nine months ended April 30, 2008 primarily due to (i) approximately $1,880,000 in higher net sales due to an increase in selling prices which were implemented to offset corresponding supplier cost increases, (ii) the adverse impact on the first quarter of our fiscal 2008 due to the consolidation of certain distributors of our dental products during 2007 resulting in the rationalization of duplicate inventories of the consolidated companies and (iii) approximately $194,000 in incremental net sales in the first quarter of our fiscal 2009 due to the acquisition of Strong Dental during the first quarter of our fiscal 2008. Net sales of healthcare disposables products for the three and nine months ended April 30, 2009 were not significantly affected by the outbreak of the H1N1 flu (swine flu) since the increase in demand for healthcare disposables products did not occur until the end of such period, resulting in significant backorders at April 30, 2009. Although we expect sales of high margin face masks and other healthcare disposables products to be strong in our fourth quarter of fiscal 2009 due to the H1N1 flu, we cannot provide assurances that such increased sales levels can be sustained beyond our fourth quarter of fiscal 2009 since such demand is highly dependent upon the severity of the H1N1 flu, the ability of our Company to educate customers and potential additional customers on the benefits of our facemasks, disinfectants and other products and the level of urgency our customers and the general public develop with respect to epidemic and pandemic preparedness.

Net sales of dialysis products and services decreased by 11.3% and 5.4% for the three and nine months ended April 30, 2009, respectively, compared with the three and nine months ended April 30, 2008 primarily due to the continuing adverse impact of previously losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic customers as a result of the highly competitive and price sensitive market for this low margin commodity product. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our low margin dialysate concentrate product to domestic customers throughout fiscal 2009 as we elect not to pursue unprofitable concentrate sales. Additionally, we can not provide assurances that the level of concentrate sales to international customers will be sustained. Partially offsetting this decrease were (i) an increase in demand for our Renatron dialyzer reprocessing equipment both in the United States and internationally and (ii) higher selling prices, which favorably impacted net sales for the three and nine months ended April 30, 2009 and 2008 by approximately $160,000 and $680,000, respectively, to partially offset higher manufacturing and shipping costs, including freight invoiced to customers (related costs of a similar amount are included within cost of sales.)

Gross profit

Gross profit increased by $3,242,000, or 14.6%, to $25,523,000 for the three months ended April 30, 2009 from $22,281,000 for the three months ended April 30, 2008. Gross profit as a percentage of net sales for the three months ended April 30, 2009 and 2008 was 38.4% and 34.7%, respectively.

Gross profit increased by $7,784,000, or 12.0%, to $72,757,000 for the nine months ended April 30, 2009 from $64,973,000 for the nine months ended April 30, 2008. Gross profit as a percentage of net sales for the nine months ended April 30, 2009 and 2008 was 37.6% and 35.1%, respectively.

The gross profit percentage for the three and nine months ended April 30, 2009 increased compared with the three and nine months ended April 30, 2008 primarily due to (i) favorable sales mix due to the increased sales volume of certain high margin products such as disinfectants and consumables in our Endoscope Reprocessing segment, sterilants and filters in our Water Purification and Filtration segment and face masks and sterilization accessories in our Healthcare Disposables segment and decreased sales of our low margin dialysate concentrate product in our Dialysis segment, (ii) higher selling prices including those attributable to our ability to gradually convert the sale of high-level disinfectants, cleaners, and consumables in our Endoscope

Reprocessing segment from our former equipment distributor (who continues to purchase such items from us) to our direct sales and service force at higher selling prices, (iii) improved efficiencies in our manufacturing, transportation and service functions and (iv) inefficiencies in our Water Purification and Filtration segment during the three months ended October 31, 2007 as a result of the integration of the acquired GE Water & Process Technologies’ water dialysis business into our facilities. Partially offsetting this increase was a decrease in gross profit percentage attributable to restructuring charges of approximately $176,000 recorded primarily in our Endoscope Reprocessing segment during the first six months of fiscal 2009 relating to the relocation of our Netherlands manufacturing operations, as more fully described elsewhere in this MD&A.

Operating Expenses

Selling expenses increased by $794,000, or 11.0%, to $7,984,000 for the three months ended April 30, 2009, from $7,190,000 for the three months ended April 30, 2008, primarily due to (i) higher compensation expense relating to annual salary increases in all of our reporting segments, additional sales personnel primarily in our Water Purification and Filtration and Healthcare Disposables segments and incentive compensation and (ii) an increase of approximately $190,000 in advertising and marketing expense primarily related to our Healthcare Disposables segment. This increase was partially offset by a decrease of approximately $110,000 as a result of translating selling expenses of our international subsidiaries using a weaker Canadian dollar and euro against the United States dollar.

Selling expenses increased by $1,511,000, or 7.3%, to $22,326,000 for the nine months ended April 30, 2009, from $20,815,000 for the nine months ended April 30, 2008, primarily due to (i) higher compensation expense relating to annual salary increases in all of our reporting segments, additional sales personnel primarily in our Water Purification and Filtration and Healthcare Disposables segments and incentive compensation and (ii) an increase of approximately $380,000 in advertising and marketing expense primarily related to our Healthcare Disposables segment. This increase was partially offset by a decrease of approximately $220,000 as a result of translating selling expenses of our international subsidiaries using a weaker Canadian dollar and euro against the United States dollar.

Selling expenses as a percentage of net sales were 12.0% and 11.2% for the three months ended April 30, 2009 and 2008, respectively, and 11.6% and 11.2% for the nine months ended April 30, 2009 and 2008, respectively.

General and administrative expenses decreased by $817,000, or 8.2%, to $9,106,000 for the three months ended April 30, 2009, from $9,923,000 for the three months ended April 30, 2008, primarily due to the prior year inclusion of approximately $720,000 in separation benefits and other costs related to the resignation of our former President and Chief Executive Officer on April 22, 2008, a decrease in overhead at our Netherlands operation due to the completion of restructuring activities, as more fully described elsewhere in this MD&A, and a decrease of $174,000 in amortization expense of intangible assets. These decreases were partially offset by higher compensation expense relating to annual salary increases and incentive compensation in all our reporting segments and an increase of approximately $254,000 in stock-based compensation expense.

General and administrative expenses decreased by $680,000, or 2.4%, to $27,167,000 for the nine months ended April 30, 2009, from $27,847,000 for the nine months ended April 30, 2008,

principally due to (i) the prior year inclusion of approximately $720,000 in separation benefits and other costs related to the resignation of our former President and Chief Executive Officer on April 22, 2008, (ii) a decrease of approximately $560,000 as a result of foreign exchange gains associated with translating certain foreign denominated assets into functional currencies and the translation of general and administrative expenses of our international subsidiaries using a significantly weaker Canadian dollar and euro against the United States dollar, (iii) a decrease in overhead at our Netherlands operation due to the completion of restructuring activities, as more fully described elsewhere in this MD&A, and (iv) a decrease of $427,000 in amortization expense of intangible assets. These decreases were partially offset by an increase in compensation expense primarily related to annual salary increases and incentive compensation in all our reporting segments, an increase of approximately $237,000 in stock-based compensation expense and approximately $182,000 of restructuring expense related to the relocation of our Medivators’ manufacturing operations from the Netherlands to the United States.

General and administrative expenses as a percentage of net sales were 13.7% and 15.5% for the three months ended April 30, 2009 and 2008, respectively, and 14.1% and 15.0% for the nine months ended April 30, 2009 and 2008, respectively.

Research and development expenses (which include continuing engineering costs) increased by $333,000 to $1,261,000 for the three months ended April 30, 2009, from $928,000 for the three months ended April 30, 2008. For the nine months ended April 30, 2009, research and development expenses increased by $430,000 to $3,309,000, from $2,879,000 for the nine months ended April 30, 2008. The increase in research and development expenses for the three and nine months ended April 30, 2009, compared with the three and nine months ended April 30, 2008, is primarily due to increased development work on certain new products primarily in our Water Purification and Filtration, Endoscope Reprocessing and Therapeutic Filtration segments.

Interest

Interest expense decreased by $597,000 to $588,000 for the three months ended April 30, 2009, from $1,185,000 for the three months ended April 30, 2008. For the nine months ended April 30, 2009, interest expense decreased by $1,649,000 to $2,013,000, from $3,662,000 for the nine months ended April 30, 2008. For the three and nine months ended April 30, 2009, interest expense decreased primarily due to decreases in average outstanding borrowings and average interest rates.

Interest income decreased by $73,000 to $24,000 for the three months ended April 30, 2009, from $97,000 for the three months ended April 30, 2008. For the nine months ended April 30, 2009, interest income decreased by $262,000 to $132,000, from $394,000 for the nine months ended April 30, 2008. For the three and nine months ended April 30, 2009, interest income decreased primarily due to a decrease in average interest rates.

Income taxes

The consolidated effective tax rate was 37.5% and 40.0% for the nine months ended April 30, 2009 and 2008, respectively. The decrease in the consolidated effective tax rate was affected principally by the geographic mix of pre-tax income and the impact of various tax rate reductions, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 38.2% and 38.0% for the nine months ended April 30, 2009 and 2008, respectively. Our United States effective tax rate for the nine months ended April 30, 2009 was favorably impacted by New York state tax rate reductions enacted in 2008, which primarily relate to our Healthcare Disposables segment, and recently enacted Federal tax legislation that enabled us to claim the research and experimentation tax credit, offset by additional taxes related to the repatriation of earnings from our Netherlands subsidiary.

Approximately 6% of our income before income taxes was generated from our Canadian operations, which had an overall effective tax rate for the nine months ended April 30, 2009 and 2008 of 20.5% and 28.8%, respectively. This low overall effective tax rate for the nine months ended April 30, 2009 was attributable to the impact of a lower overall effective rate in our Specialty Packaging segment as applied to existing deferred income tax liabilities.

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the nine months ended April 30, 2009 and 2008, thereby adversely affecting our overall consolidated effective tax rate. The overall loss from our Netherlands operation for the nine months ended April 30, 2009 decreased compared with the nine months ended April 30, 2008.

The results of operations for our subsidiaries in Japan and Singapore did not have a significant impact on our overall effective tax rate for the nine months ended April 30, 2009 and 2008 due to the size of these operations relative to our United States, Canada and Netherlands operations.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on August 1, 2007	$484,000
Lapse of statute of limitations	(57,000)
Unrecognized tax benefits on July 31, 2008	427,000
Activity during the nine months ended April 30, 2009	—
Unrecognized tax benefits on April 30, 2009	$427,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Cost of sales	$19,000	$6,000	$55,000	$27,000
Operating expenses:
Selling	52,000	25,000	158,000	77,000
General and administrative	708,000	454,000	1,604,000	1,367,000
Research and development	5,000	4,000	12,000	12,000
Total operating expenses	765,000	483,000	1,774,000	1,456,000
Stock-based compensation before income taxes	784,000	489,000	1,829,000	1,483,000
Income tax benefits	(289,000)	(189,000)	(735,000)	(577,000)
Total stock-based compensation expense, net of tax	$495,000	$300,000	$1,094,000	$906,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.02	$0.07	$0.06

Diluted	$0.03	$0.02	$0.07	$0.06

For the three and nine months ended April 30, 2009 and 2008, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

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

Most of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At April 30, 2009, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards was $2,431,000 with a remaining weighted average period of 22 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital and as a reduction of income taxes payable. For the nine months ended April 30, 2009 and 2008, options exercised and the vesting of restricted stock resulted in income tax deductions that reduced income taxes payable by $566,000 and $1,024,000, respectively.

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

Liquidity and Capital Resources

Working capital

At April 30, 2009, the Company’s working capital was $50,523,000, compared with $45,639,000 at July 31, 2008.

Cash flows from operating activities

Net cash provided by operating activities was $21,293,000 and $11,735,000 for the nine months ended April 30, 2009 and 2008, respectively. For the nine months ended April 30, 2009, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes, and a decrease in inventories (due to strong April sales in our Healthcare Disposables, Endoscope Reprocessing and Water Purification and Filtration segments as well as a decrease in the cost of certain raw materials), partially offset by a increase in accounts receivable (due to strong April sales).

For the nine months ended April 30, 2008, the net cash provided by operating activities was primarily due to net income after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes, and a decrease in accounts receivable (due to improved collections), partially offset by increases in inventories (due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing segment) and prepaid expenses

(due to the prepayment of certain operating expenses).

Cash flows from investing activities

Net cash used in investing activities was $7,480,000 and $17,046,000 for the nine months ended April 30, 2009 and 2008, respectively. For the nine months ended April 30, 2009, the net cash used in investing activities was primarily for acquisition earnout payments to the former owners of Crosstex and Twist and capital expenditures. For the nine months ended April 30, 2008, the net cash used in investing activities was primarily for the acquisitions of DSI, Verimetrix and Strong Dental, a payment for an acquisition earnout to the former owners of Crosstex and capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $8,317,000 for the nine months ended April 30, 2009, compared with net cash provided by financing activities of $8,127,000 for the nine months ended April 30, 2008. For the nine months ended April 30, 2009, the net cash used in financing activities was primarily attributable to repayments under our credit facilities and purchases of treasury stock, partially offset by a borrowing under our revolving credit facility and proceeds from the exercises of stock options. For the nine months ended April 30, 2008, the net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility primarily related to the acquisitions of DSI, Verimetrix and Strong Dental, partially offset by repayments under the credit facilities.

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

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. We repurchased an additional 43,847 shares through October 31, 2008 at a total average price per share of $9.17. No additional repurchases have been made since our first quarter ended October 31, 2008. Therefore, at April 30, 2009, we had repurchased 134,547 shares under the repurchase program at a total average price per share of $9.34 and the maximum number of remaining shares that may be repurchased under the program is 365,453 shares.

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

During the three and nine months ended April 30, 2009, we recorded $13,000 and $358,000, respectively, in restructuring expenses, which decreased both basic and diluted earnings per share from operations by approximately $0.02 for the nine months ended April 30, 2009. Including restructuring costs incurred during the three months ended July 31, 2008, the cumulative amount of such costs incurred as of April 30, 2009 was $723,000. We do not expect to incur any additional restructuring costs for the remainder of fiscal 2009. The decrease in the total expected restructuring expense estimated at July 31, 2008 compared to actual costs incurred during the nine months ended April 30, 2009 was primarily due to the significant decrease in the value of the euro in relation to the United States dollar. The majority of the restructuring costs are included in our Endoscope Reprocessing segment.

The restructuring costs recorded are as follows:

	Cost of Sales			General and Administrative Expenses
	Unsalable						Aggregate
	Inventory	Severance	Total	Severance	Other	Total	Total

Three months ended July 31, 2008:
Expense	$211,000	$64,000	$275,000	$90,000	$—	$90,000	$365,000
Inventory disposal	(96,000)	—	(96,000)	—	—	—	(96,000)
Accrued balance at July 31, 2008	115,000	64,000	179,000	90,000	—	90,000	269,000

Three months ended October 31, 2008:
Expense	10,000	129,000	139,000	132,000	—	132,000	271,000
Paid	—	—	—	(88,000)	—	(88,000)	(88,000)
Foreign currency translation	(35,000)	(16,000)	(51,000)	(12,000)	—	(12,000)	(63,000)
Accrued balance at October 31, 2008	90,000	177,000	267,000	122,000	—	122,000	389,000

Three months ended January 31, 2009:
Expense	—	37,000	37,000	25,000	12,000	37,000	74,000
Paid	—	(226,000)	(226,000)	(150,000)	(12,000)	(162,000)	(388,000)
Foreign currency translation	5,000	12,000	17,000	3,000	—	3,000	20,000
Accrued balance at January 31, 2009	95,000	—	95,000	—	—	—	95,000

Three months ended April 30, 2009:
Expense	—	—	—	—	13,000	13,000	13,000
Foreign currency translation	5,000	—	5,000	—	—	—	5,000
Accrued balance at April 30, 2009	$100,000	$—	$100,000	$—	$13,000	$13,000	$113,000

Total restructuring expenses incurred	$221,000	$230,000	$451,000	$247,000	$25,000	$272,000	$723,000

Since the above costs were recorded in our Netherlands subsidiary, which has been experiencing losses from its operations, tax benefits on the above costs were not recorded. The unsalable inventory was recorded in inventories as part of our inventory reserve and the accrued severance was recorded in compensation payable in our Condensed Consolidated Balance Sheets.

As part of the restructuring plan, we sold our Netherlands building and land on May 19, 2009 and entered into a lease for 2.5 years with the new owner so we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. At April 30, 2009, these assets had a book value of $1,486,000, net of accumulated depreciation, and were included in property and equipment in our Condensed Consolidated Balance Sheets. The primary reason for the decrease in the book value of the Netherlands building and land since July 31, 2008 was the decrease in the value of the euro relative to the United States dollar. The sale of the building and land resulted in a gain of $146,000, which will be amortized over the life of the lease.

Long-term contractual obligations

As of April 30, 2009, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$2,000	$10,000	$37,300	$—	$—	$—	$49,300
Expected interest payments under the credit facilities (1)	408	1,401	212	—	—	—	2,021
Minimum commitments under noncancelable operating leases	874	2,938	1,944	1,080	635	1,182	8,653
Minimum commitments under noncancelable capital leases	13	53	14	—	—	—	80
Minimum commitments under license agreement	44	97	145	168	168	2,250	2,872
Deferred compensation and other	102	405	406	250	32	199	1,394
Employment agreements	849	3,340	148	138	—	—	4,475
Total contractual obligations	$4,290	$18,234	$40,169	$1,636	$835	$3,631	$68,795

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 3.88% and 2.94%, respectively, which were our weighted average interest rates on outstanding borrowings at April 30, 2009.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $682,000 at April 30, 2009.

At May 31, 2009, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At May 31, 2009, the lender’s base rate was 3.25% and the LIBOR rates ranged from 1.16% to 3.35%. The margins applicable to our outstanding borrowings at May 31, 2009 were 0.00% above the lender’s base rate and 0.75% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at May 31, 2009. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected for the remainder of fiscal 2009 and a portion of fiscal 2010 from any exposure associated with increasing LIBOR rates. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement in July 2008 for the two-year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at May 31, 2009.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of April 30, 2009, we were in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On April 30, 2009, we had $49,300,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $22,000,000 and $27,300,000 under the term loan facility and the revolving credit facility, respectively. Subsequent to April 30, 2009, we repaid $2,000,000 under the revolving credit facility reducing our total outstanding borrowings to $47,300,000.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment. In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. At May 31, 2009, we had minimum future royalty obligations relating to this license agreement of approximately $2,872,000 through December 31, 2026 using the exchange rate on April 30, 2009.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment agreements

We have previously entered into various employment agreements with several executives of the Company, including the former President and Chief Executive Officer. Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, estimated separations benefits and other related costs of approximately $720,000 were recorded in general and administrative expenses during the three months ended April 30, 2008. Approximately $35,000 of such amount remains payable as of April 30, 2009, and accordingly, has been reflected in the table above as a required payment during fiscal 2009.

Financing needs

At April 30, 2009, we had a cash balance of $22,328,000, of which $11,421,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At May 31, 2009, $24,700,000 was available under our United States revolving credit facility, which expires on August 1, 2010.

Notwithstanding our cash position and revolving credit borrowing availability, under the terms of our credit facilities we are limited to the amount of aggregate purchase price we pay for acquisitions during the duration of the credit agreement without obtaining prior bank approval. As of May 31, 2009, the remaining purchase price available for future acquisitions without obtaining prior bank approval is approximately $7,000,000.

Foreign currency

During the three and nine months ended April 30, 2009, compared with the three and nine months ended April 30, 2008, the average value of the Canadian dollar decreased by approximately 19.5% and 14.8%, respectively, relative to the value of the United States dollar. Additionally, at April 30, 2009 compared with July 31, 2008, the value of the Canadian dollar relative to the value of the United States dollar decreased by approximately 14.1%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2008 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affected our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

For the three and nine months ended April 30, 2009, compared with the three and nine months ended April 30, 2008, the average value of the euro decreased by approximately 15.1% and 8.1%, respectively, relative to the value of the United States dollar. Additionally, at April 30, 2009 compared with July 31, 2008, the value of the euro relative to the United States dollar decreased by approximately 14.8% and the value of the British pound relative to the euro decreased by approximately 14.1%. The financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2008 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Additionally, changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 16 to the Condensed Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and British pound and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were five foreign currency forward contracts with an aggregate value of $3,823,000 at May 31, 2009, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on June 30, 2009. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy Canadian dollars, euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and nine months ended April 30, 2009, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2009, compared with the three and nine months ended April 30, 2008, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had a favorable impact for the three and nine months ended April 30, 2009, compared with the three and nine months ended April 30, 2008, upon our net income of approximately $230,000 and $700,000 primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar.

For purposes of translating the balance sheet at April 30, 2009 compared with July 31, 2008, the total of the foreign currency movements resulted in a foreign currency translation loss of $4,881,000 for the nine months ended April 30, 2009, thereby decreasing stockholders’ equity.

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

None of our sales contains right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental, water purification and filtration and endoscope reprocessing customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $711,000 and $1,877,000 for the three and nine months ended April 30, 2009, respectively, and $239,000 and $1,093,000 for the three and nine months ended April 30, 2008, respectively. The increase in volume rebates for the nine months ended April 30, 2009 compared with the nine months ended April 30, 2008 is primarily due to new terms in a recently renewed rebate agreement with a major dental distributor in our Healthcare Disposables segment. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using the average fair value results of the market multiple and discounted cash flow methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2008, management concluded that none of our intangible assets or goodwill was impaired. On April 30, 2009, management concluded that no events or changes in circumstances have occurred during the nine months ended April 30, 2009 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. Such a review considers known future changes in various effective tax rates, principally in the United States. If the effective tax rate were to change in the future, particularly in the United States and to a lesser extent Canada, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments. In fiscals 2009 and 2008, recently enacted Canadian federal and New York State statutory tax rate reductions were applied to existing deferred income tax liabilities which decreased our overall effective tax rates.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded approximately $358,000 and $365,000 in charges associated with exit or disposal activities in the nine months ended April 30, 2009 and fiscal 2008, respectively, relating to our restructuring plan for our Netherlands manufacturing operations.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission (the “SEC”) and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the beliefs and assumptions of management; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

•                  the continuing deterioration in the economy and credit markets may continue to adversely affect our results of operations, particularly with respect to capital equipment sales. The magnitude of such adverse impact may grow based on the length and severity of the economic decline.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because the net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2008 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall favorable impact for the three and nine months ended April 30, 2009, compared with the three and nine months ended April 30, 2008, upon our net income and an adverse impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 16 to the Condensed Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency. Additionally, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2008 Form 10-K. Fluctuations in the rates of currency exchange between the euro, the United States dollar and British pound had an overall adverse impact for the three and nine months ended April 30, 2009, compared with the three and nine months ended April 30, 2008, upon our net income, and had an adverse impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and British pound and (iii) the British pound relative to the United States dollar on the conversion of such net assets into functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration.

These short-term contracts are designated as fair value hedges. There were five foreign currency forward contracts with an aggregate value of $3,141,000 at April 30, 2009, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on May 31, 2009. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and nine months ended April 30, 2009, such forward contracts were partially effective in offsetting a portion of the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2009, compared with the three and nine months ended April 30, 2008, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had a favorable impact on our net income for the three and nine months ended April 30, 2009, compared with the three and nine months ended April 30, 2008, primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar, and an adverse impact upon stockholders’ equity.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective and designed to ensure that material information relating to the Company, included our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. We repurchased an additional 43,847 shares through October 31, 2008 at a total average price per share of $9.17. No additional repurchases have been made since our first quarter ended October 31, 2008. Therefore, at April 30, 2009, we had repurchased 134,547 shares under the repurchase program at a total average price per share of $9.34 and the maximum number of remaining shares that may be repurchased under the program is 365,453 shares.

The following table summarizes the repurchase of Common Stock under the repurchase program by quarter during fiscal years 2009 and 2008:

			Purchased as part of	Shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share	plans or programs	the program

7/11/2008 through 7/31/08	90,700	$9.42	90,700	409,300

8/1/2008 through 10/31/08	43,847	$9.17	134,547	365,453

11/1/2008 through 1/31/09	—	—	134,547	365,453

2/1/2009 through 4/30/09	—	—	134,547	365,453

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

CANTEL MEDICAL CORP.

Date: June 8, 2009

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller