Form 10-K
period 2009-07-31
CANTEL MEDICAL CORP
filed 2009-10-14
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $188,916,077.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on September 18, 2009: 16,656,144

Documents incorporated by reference:  Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2009 Annual Meeting of Stockholders of Registrant.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission (the “SEC”) and within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the beliefs and assumptions of management; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “expect,” “anticipate,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions. In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict including, among other things, the following:

•                  the increasing market share of single-use dialyzers relative to reuse dialyzers in the United States

•                  further industry consolidation resulting in greater buying power by some of our customers

•                  our dependence on a concentrated number of customers in three of our largest segments

•                  novel H1N1 flu severity and level of urgency developed by customers with respect to pandemic preparedness

•                  the volatility of fuel and oil prices on our raw materials and distribution costs

•                  the acquisition of new businesses and successfully integrating and operating such businesses

•                  the adverse impact of increased competition on selling prices and our ability to compete effectively

•                  foreign currency exchange rate fluctuations and trade barriers

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

•                  Endoscope Reprocessing: Medical device reprocessing systems, disinfectants, enzymatic detergents and other supplies used to clean and high-level disinfect flexible endoscopes.

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

Most of our equipment, consumables and supplies are used to help prevent or control the occurrence or spread of infections.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Fiscal 2009 Acquisition

Acquisition of G.E.M. Water Systems Int’l, LLC

On July 31, 2009, we purchased substantially all of the assets of G.E.M. Water Systems Int’l, LLC (“G.E.M.”), including the building housing its operations, for $4,468,000, including transaction costs. G.E.M, based in Buena Park, California, designs, installs and services high quality water and bicarbonate systems for use in dialysis clinics, hospitals and other healthcare facilities. The acquired business had pre-acquisition revenues of approximately $3.5 million. The results of operations of G.E.M. are not included in our results of operations for fiscal 2009 because the acquisition occurred on the final day of our fiscal year, but the assets of G.E.M. are included in our Consolidated Balance Sheet as of July 31, 2009. The principal reason for the acquisition was the strengthening of our sales and service presence and base of business in California with a significant concentration of dialysis clinics and healthcare institutions. The operating results of G.E.M. will be included in our Water Purification and Filtration segment.

Reporting Segments

The following table gives information as to the percentage of consolidated net sales from continuing operations accounted for by each of our reporting segments:

	Year Ended July 31,
	2009	2008	2007
	%	%	%

Water Purification and Filtration	27.4	27.5	22.4
Healthcare Disposables	24.7	23.5	26.3
Dialysis	21.7	24.1	26.8
Endoscope Reprocessing	20.1	18.8	17.8
All Other	6.1	6.1	6.7
	100.0	100.0	100.0

For a presentation of net sales, operating income and total assets by reporting segment, see Note 17 to the Consolidated Financial Statements.

Water Purification and Filtration

General

We design, develop, manufacture, sell, install and service water purification systems and accessories for dialysis and other specific healthcare applications, research laboratories and pharmaceutical, beverage and commercial industrial customers. These systems always start with potable city water and provide total purification solutions specific to our customers’ needs and site conditions, ranging from low-volume, reverse osmosis and deionization systems, to high-volume, complete turnkey purification systems. We generally sell the equipment directly to our customers in the United States, Puerto Rico, and Canada and through various third-party distributors in international markets.

Purification systems can include combinations of proven treatment methods such as (i) carbon filtration, which removes chlorine and dissolved organic contamination by adsorption; (ii) reverse osmosis (RO), which is a filtration process that forces liquid through non-porous or semi-porous membranes to remove particles, microorganisms and dissolved minerals and organics; (iii) ultra-filtration, which removes bacteria, viruses and other ultrafine impurities from water using a membrane similar in design to an RO membrane; (iv) deionization, which is an ion exchange platform that requires resin regeneration (see “Resin Regeneration” below); and (v) electro-deionization, which is a form of deionization that is based on the conductance of electrical charges. We have significant expertise in packaging these technologies to meet specific requirements of customers requiring high purity water that is free of biological contamination.

Our fiscal 2007 acquisition of GE Water’s dialysis business established us as the market leader in the supply of United States Food and Drug Administration (“FDA”) 510(k)(1) cleared water purification systems to the dialysis industry worldwide. During fiscal 2009 over 60% of our sales in this segment were derived from sales and service to U.S. dialysis clinics.

Water Purification Equipment

Our product line of water purification systems has been designed to produce biologically pure water targeted for use in the healthcare, life sciences, food and beverage, and commercial industrial markets. We have significant expertise in the design and manufacture of water treatment systems engineered to meet specific water requirements of the healthcare, life sciences and beverage industries. Such expertise includes water for hemodialysis and all grades of US Pharmacopeia (USP) water (i.e., water meeting the FDA enforced standards of the United States Pharmacopeia) including “USP Purified Water” which is an FDA requirement for the labeling of “purified” bottled water. We also package these same technologies and expertise in industrial designs to meet the requirements for high purity water in the commercial industrial markets such as boiler feedwater production or high quality rinsewater production.

(1) Most medical devices sold by the Company require the submission of a Premarket Notification 510(k) to the FDA and clearance of the submission by the FDA prior to commercial distribution.

Our Biolab™ equipment line includes systems that utilize either chemical or heat disinfection to sanitize the equipment. Our HX product line, introduced in 2007, provides total heat disinfection of the entire water purification system and water distribution loop. Heat disinfection is especially attractive to the life science marketplace, which requires the highest levels of biological purity. Heat sanitization is environmentally friendly and prevents the formation of dangerous biofilms. Heat disinfection has been used in the pharmaceutical industry for years and has been recently introduced in the dialysis market.

The Biolab equipment line of reverse osmosis (RO) machines includes various designs and sizes to meet our customers’ specific requirements. Our standard line of equipment includes the 2200, 3300, 4400, 8400, RODI® combination RO and electro-deionization system, and various heat disinfecting configurations. These product lines are now complemented by the product lines acquired with the GE medical business including the 23G, Zyzatech™ V and Z series, and the Millenium™, the leading medical portable reverse osmosis unit. The combined businesses have a wide product offering that can be configured to serve all of our target markets.

We also offer pretreatment equipment, lab water equipment, a full range of service deionization tanks and specific equipment designed to support the life sciences and industrial markets including peripheral equipment such as carts, bicarbonate and acid delivery systems with central and single mix distribution units, and concentrate systems with central concentrate holding tanks.

Our systems meet water quality and good manufacturing practice standards of the Association for the Advancement of Medical Instrumentation (“AAMI”). We have received 510(k) clearances from the FDA for our Biolab purification equipment and the acquired GE product lines for healthcare applications, our dialysis water purification systems and bicarbonate mix and distribution systems.

Service & Maintenance; Resin Regeneration

We provide service and maintenance for water purification systems in the United States and Canada through eighteen regional offices (sixteen in the United States and two in Canada). These service centers are staffed with sales and service personnel to support both scheduled and emergency customer requirements. Each office provides 24-hour emergency service for our customers through a fleet of stocked service vehicles. Six of the offices (Toronto, Montreal, Philadelphia, Boston, Chicago and Atlanta) are equipped with resin regeneration plants (described below).

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

Filtration

We offer a full line of filters utilizing hollow fiber membrane technology. The filters, sold under the FiberFlo® Capsule Filters and FiberFlo Cartridge Filters names, are utilized to remove impurities from liquid streams for a wide range of applications. Such applications include the filtering of ultrapure water to remove bacteria and endotoxins in medical environments to provide protection for patients undergoing treatments that use ultrapure water. Our cartridge filters are validated to remove endotoxins in dialysis water, which is included in our registration of the filters as Medical Devices under FDA 510(k) regulations. The filters are also used in medical device reprocessing systems to help meet reprocessing water quality guidelines outlined by the AAMI. In industrial applications, the filters are used to protect systems from contamination from particulates and microorganisms.

Our FiberFlo filters are also being used in a variety of industries including pharmaceutical manufacturing, food and beverage processing, cosmetic manufacturing and electronics manufacturing. The filters are being used increasingly for the removal of bacteria, pyrogens and other contaminants from aqueous solutions. These filters are engineered for point-of-use applications that require very fine filtration. Their hollow fiber design provides a surface area that is up to four times larger than traditional pleated filters that are used in the same markets. The large surface area provides greater capacity and longer filter life for the customer. FiberFlo Capsule Filters and Cartridge Filters are available in a variety of styles, sizes and configurations to meet a comprehensive range of customer needs and applications.

Other products include microfiber and flat sheet membrane prefiltration products designed to protect the FiberFlo filter products and prolong their life in their intended applications.

FiberFlo filter products are sold directly and through various third-party distributors in the United States, Puerto Rico, Canada and other international markets.

Sterilants

Minncare® Cold Sterilant is a liquid sterilant product used to sanitize and disinfect high-purity water systems. Minncare Cold Sterilant is based on our proprietary peracetic acid sterilant technology, and is engineered to clean and disinfect RO membranes and associated water distribution systems. Minncare Cold Sterilant is widely used in the dialysis, medical, pharmaceutical and other industries to disinfect ultrapure water systems as part of overall procedures to control the contamination of systems by microorganisms and spores. Actril® Cold Sterilant is a ready-to-use formulation of our proprietary peracetic acid based sterilant technology. It is used for surface disinfection in a variety of industries, including the medical and pharmaceutical industries. We also have private label agreements for both Minncare and Actril sterilants with companies in the infection control industry.

Healthcare Disposables

We are a leading manufacturer and reseller of single-use, infection control products used principally in the dental office market. We offer a broad selection of core disposable dental products, comprising over 60 categories of dental merchandise, including face masks, towels and bibs, tray covers, saliva ejectors and evacuators, germicidal wipes, plastic cups, sterilization pouches, surface barriers, eyewear, disinfectants and cleaners, hand care products, gloves, prophy angles, cotton products, needles and syringes, scalpels and blades, prophy pastes, and fluoride foams and gels. We believe that we maintain a leading market position in the United States for face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, sterilization pouches and plastic cups used in the dental market. Part of our strategy is to continue developing, licensing and/or acquiring branded products with a differentiated feature set, ideally patent protected.

During fiscal 2009, we focused on the development of a face mask treated with BIOSAFE® antimicrobial, a patented chemistry licensed from a third party. By the end of October 2009, we expect to launch these face masks in specific markets outside the United States. The face masks treated with BIOSAFE antimicrobial begin to reduce microorganisms such as Influenza A, MRSA, VRE, and Staph immediately upon contact. They further enhance the functionality of the mask in three ways: (1) actually killing the harmful microorganisms, (2) reducing the cross-contamination risk from touching the mask itself, and (3) creating a safer environment upon disposal of the mask. The BIOSAFE treatment chemically binds to the outer mask surface creating a long-lasting shield against microbial contamination. Because it mechanically kills the cell, it will not cause development of more resistant ‘superbugs.’ Within the United States, the sale of face masks treated with BIOSAFE antimicrobial for medical applications is subject to a 510(k) clearance by the FDA. At this time the Company is awaiting publication of the latest revision of the FDA Guidance Document pertaining to antimicrobial treatments of medical devices prior to the filing of its application.  However, the Company will continue discussions and will be submitting an application with the U.S. Environmental Protection Agency covering the sale of treated face masks in the United States for non-medical applications.

Other noteworthy technology innovations to our product line, introduced during fiscal 2008, are Sure-Check™ Sterilization Pouches and Comfort Plus® Saliva Ejectors. The Sure-Check Sterilization Pouches are self-sealing pouches with a patented, multi-perameter printed ink both inside and outside of the pouch. This multi-parameter sterilization indicator provides the user with a reliable signal that sterilization was properly achieved without having to insert a separate measurement device into the pouch itself. The printed indicator on the pouch uniquely provides confirmation when all three key sterilization parameters, time, temperature and presence of steam, have been achieved. The Comfort Plus Saliva Ejector uses a patented design featuring rounded edges, smooth surfaces and strategically placed suction ports that help to enhance patient comfort while protecting delicate mucosal tissue.

We believe that the increasing concern over the outbreak of the novel H1N1 flu has significantly increased awareness of the prevention and control of infectious diseases. We believe that we are well qualified to address the global need for face masks, disinfectants and other products relating to infection prevention and control, including flu preparedness. The outbreak and spread of the novel H1N1 flu in the United States resulted in significantly increased sales of our face masks during our fourth quarter of fiscal 2009. Our increased production and sale of face masks due to the novel H1N1 flu is continuing at the present time and we are in the process of expanding our manufacturing capability.

We manufacture products accounting for approximately two-thirds of our net sales in this segment. We source the balance of our products from third-party suppliers and contract manufacturers, certain of which are sold under exclusive distributorship agreements. Overall, approximately 90% of our net sales in this segment relate to products manufactured in the United States. The majority of our healthcare disposable products are sold under the Crosstex® brand name. For certain of our customers, we also produce private label products.

Our healthcare disposable products are sold to approximately 350 wholesale customers in over 90 countries, comprising a significant number of ship-to locations in the United States and, to a lesser extent, in Europe, Japan and elsewhere. The wholesalers generally include major healthcare distributors, group purchasing organizations and co-operatives that sell our products to dental practices as well as medical, veterinary and educational institutions.

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

Dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing the dialyzer multiple times for the same patient rather than the wasteful and less environmentally friendly practice of using a dialyzer only one time. Dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Additionally, dialyzer reuse significantly reduces the negative environmental consequences of single-use dialyzers by dramatically decreasing the amount of bio-hazardous medical waste in landfills. Although public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single-use, it is apparent that, despite the cost effectiveness and environmental advantages of dialyzer reuse, there has been a significant market shift to single-use dialyzers over the past six years.

Today, we believe that approximately one-third of all dialysis procedures in the United States reuse dialyzers. The shift from reusable to single-use dialyzers is principally due to the ease of using a dialyzer one time and the commitment of Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert all of its dialysis clinics performing reuse (including newly acquired clinics) to single-use facilities.

Sales to our principal dialysis customer, DaVita, Inc. (“DaVita”), the second largest dialysis chain in the United States and a proponent of reuse, have increased during fiscal 2009. However, a continued decrease in dialyzer reuse in the United States in favor of single-use dialyzers would have an adverse effect on our business. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our dialyzer reprocessing products include the Renatron® II Automated Dialyzer Reprocessing System (“Renatron System”), the Renalog® RM Data Management System and Renalin® Cold 100 Sterilant, a peracetic acid based sterilant.

The Renatron System provides an automated method of rinsing, cleaning, sterilizing and testing dialyzers for reuse. The Renatron System includes a bar-code reader, a computer and the Renalog RM Data Management System, a software accessory that provides dialysis centers with automated record keeping and data analysis capabilities. We believe our Renatron Systems are faster, easier to use and more efficient than competitive automated systems. We also believe that the Renatron Systems are the top selling automated dialyzer reprocessing systems in the world.

Our Renalin 100 sterilant is a proprietary peracetic acid-based formula that, when used with our Renatron System, effectively cleans, disinfects and sterilizes dialyzers without the hazardous fumes and potential disposal issues related to glutaraldehyde and formaldehyde reprocessing solutions. Renalin cold sterilant is the leading dialyzer reprocessing solution in the United States.

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

Endoscope Reprocessing

General

We design, develop, manufacture and sell endoscope reprocessing systems, sterilants and related supplies. Although endoscopes generally can be manually disinfected, there are many problems associated with such methods including the lack of uniform disinfection procedures, personnel exposure to disinfectant fumes and incomplete rinsing that could result in disinfectant residue remaining in or on the endoscope. We believe our endoscope reprocessing equipment offers several advantages over manual immersion in disinfectants. Our products, which meet rigorous high-level disinfection assurance standards and regulations, allow the safe and effective use of endoscopes in healthcare facilities throughout the world.

Our automated endoscope reprocessing equipment is designed to pre-rinse the device, then continuously pump disinfectant around the endoscope and through all of its internal working channels, resulting in thorough and consistent high- level disinfection. After the disinfection phase, all internal channels and external surfaces are thoroughly rinsed to completely remove any disinfectant residue. This automated process inhibits the buildup of biofilms in the working channels and renders the endoscope safe for the next patient use. In addition, the entire high-level disinfection process can be completed with minimal participation by the operator, freeing the operator for other tasks, reducing the exposure of personnel to the chemicals used in the disinfection process and reducing the risk of transmission of infectious diseases. Our reprocessing equipment also reduces the risks associated with inconsistent manual disinfecting.

Endoscope Reprocessing Products and Services

Our Medivators® product portfolio represents the most comprehensive offerings of capital equipment, chemistries, consumables and services that are used to pre-clean, leak test, clean and disinfect flexible endoscopes from the point of removal from a patient through to utilization in the next patient procedure.

Our Medivators line of endoscope reprocessing systems includes several automated systems, such as the Advantage®, Advantage Plus™ and DSD-201 systems, which are microprocessor-controlled, dual-basin, asynchronous endoscope disinfection systems, and the SSD-102, which is a single-basin version of the DSD-201 system. Our Advantage and Advantage Plus endoscope reprocessing systems represent technologically advanced automated systems designed to be compliant with all North American and European standards and to compete against the other sophisticated systems currently available both in Europe and North America. We commenced sales of the Advantage platform in Europe in 2004, and in North America in August 2007 following FDA clearance. All of the automated disinfection machines can be used on a broad variety of endoscopes and are programmable by the user. The dual-basin systems can disinfect up to four endoscopes at a time. Recently, the FDA and Health Canada have cleared our newest single—use chemistry reprocessor, the Advantage Plus System. This new reprocessor was cleared for use exclusively with our new single-use chemistry, Rapicide® PA, a peracetic acid based, high-level disinfectant with a five-minute contact time used at 30°C giving it superior material compatibility.

Medivators also recently received clearance from Health Canada to market the newly developed DSD-Edge, a single-use chemistry version of the DSD-201. The DSD-Edge is CE(2) marked for sale in European and Asian markets. We also have clearance to sell the DSD Edge in Australia. FDA clearance to market in the U.S. is pending. We also manufacture the Medivators CER series of countertop semi-automated endoscope reprocessors. These products are more compact, less expensive single and dual endoscope disinfection units.

Our Medivators equipment product line also includes a state-of-the-art endoscope leak detection device that provides customers with superior accuracy, complete automation, and comprehensive electronic record keeping, and the Scope Buddy® Endoscope Flushing Aid, a machine that minimizes the risk of worker repetitive motion injury associated with manual cleaning of endoscopes, while increasing the consistency of cleaning results through standardization of the pre-cleaning process.

In connection with our endoscope reprocessing business, we manufacture Rapicide glutaraldehyde-based high-level disinfectant and sterilant, which has FDA 510(k) clearance for a high-level disinfection claim of five minutes at 35 degrees Celsius. This disinfection contact time is currently one of the fastest available of any high-level disinfectant product sold in the United States. Rapicide has superior rinsibility which gives us a competitive market advantage. We also sell Adaspor® peracetic-acid based high-level disinfectant, manufactured by a third party in Europe, for the European and Asian markets that can be utilized in a wide variety of automated endoscope reprocessing systems. As stated above, we now also have clearances to market our new single-use chemistry Rapicide PA.

Our product offerings also include Intercept® Detergent and Wipes which are formulated especially for the cleaning and removal of biological and organic soils from medical device surfaces, including flexible endoscopes. When used regularly, Intercept and Intercept Wipes progressively remove built up layers of biofilm from endoscope channels and exterior surfaces. Biofilms are an acknowledged concern in health care as potential sources of nosocomial infection agents (environmentally sourced microorganisms that can be transmitted to patients during procedures or treatment).

Our Endoscope Reprocessing segment offers various preventative maintenance programs, repair services and user training programs to support the effective operation of reprocessing systems over their lifetime. Medivators field service personnel and international third-party distributors install, maintain, upgrade, repair and troubleshoot equipment.

Marketing and Sales

We sell and service our endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables through our own United States field sales and service organization. Outside of the United States, we sell primarily through independent distribution partners in Europe, Canada, Asia, Australia and Latin America as well as our own Netherlands sales and service organization.

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

We believe that the increasing concern over the potential spread of infectious agents, such as H1N1 flu, avian flu, E. coli and mad cow disease, as well as potential acts of bio-terrorism using agents such as anthrax, have significantly increased

(2) The CE marking (an acronym for the French “Conformite Europeenne”) certifies that a product has met European Union (EU) health, safety, and environmental requirements.  Many of our medical devices must meet CE marking requirements prior to commercial sale in Europe.

awareness of the proper shipping of diagnostic substances such as blood and tissues. We believe that we are particularly well qualified to meet the global need for compliant, secure, cost-effective packaging solutions for the shipping of infectious and biological specimens.

Throughout fiscal 2009, we continued the development, production and sales of the Saf-T-Temp® brand line of phase change materials (PCM) using licensed proprietary thermal technology for temperature-controlled shipments. These phase change materials help maintain thermally sensitive specimens and products, such as vaccines, pharmaceuticals and diagnostic reagents, within a discrete temperature range during shipment. The discipline of “Cold Chain Management” continues to grow as manufacturers of thermally sensitive pharmaceuticals and medical products, as well as clinical laboratories, search for more efficient and cost-effective methods to ensure the viability of their products and/or specimens in accordance with quality control standards.

In addition, to meet regulatory requirements that require shippers of infectious and biological substances to be trained and certified at least every two years or as often as regulations change, we offer a variety of training options allowing the customer to choose the method that best meets its needs. We provide open enrollment symposium-style training seminars in various cities, private seminar training at customers’ on-site locations, as well as self-paced internet, CD and network software.

Our customer base consists of medical research companies, diagnostic, clinical and university laboratories, pharmaceutical and biotechnology companies, United States and Canadian government agencies, hospitals and state public health departments. Our packaging, thermal and training products are distributed worldwide both directly and through third-party distributors.

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

Our hemoconcentrators are designed to meet the clinical requirements of neonatal through adult patients. Our principal products are the Hemocor HPH® hemoconcentrators, which contain our proprietary polysulfone hollow fiber and also feature a unique “no-rinse” design that allows it to be quickly and efficiently inserted into the bypass circuit at any time during an open-heart procedure.

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

Our proprietary hollow fiber membranes and therapeutic products are sold to biotechnology manufacturers that integrate the filters into their own proprietary systems and through third-party distributors. Historically, one of our most successful specialty filters has been sold on a private label basis to a manufacturer of a respiratory therapy device that incorporates our filter in their product, particularly for pediatric applications.

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

In addition, many of our infection prevention and control products sold in Canada, Europe and Japan are subject to comparable regulations and requirements as those described above. International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. For example, as a result of our sales in Europe, we were required to be certified as having a Quality System that meets the ISO 13485-2003 standard.

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

Sources and Availability of Raw Materials

We purchase raw materials, sub-assemblies, components and other supplies essential to our operations from numerous suppliers in the United States and abroad. The principal raw materials that we use to conduct operations include chemicals, paper pulp, resin, stainless steel and plastic components. These raw materials are obtainable from several sources and are generally available within the lead times specified to vendors.

From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. For example, during fiscal 2008 we experienced unprecedented price increases in certain raw materials, including chemicals, paper pulp and plastics (resins and bottles). In addition, we experienced significant difficulty in obtaining certain chemicals in fiscal 2008 due to apparent shortages by certain suppliers. Although prices of raw materials have decreased and we do not currently foresee extraordinary difficulty in obtaining the materials, sub-assemblies, components, or other supplies necessary for our business operations, we cannot predict if similar difficulties as those experienced in fiscal 2008 will occur in the future that may adversely affect our business.

Intellectual Property

We protect our technology and products by, among other means, filing United States and foreign patent applications. There can be no assurance, however, that any patent will provide adequate protection for the technology, system, product, service or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our proprietary position.

As of September 18, 2009, we held 50 United States patents and 43 foreign patents, and had 10 United States patents and 30 foreign patents pending. The majority of our United States and foreign patents, for individual products, are effective for twenty years from the filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We believe that the patents in each of our segments are important. In addition, we license from independent third parties under certain patents, trade secrets and other intellectual property, the right to manufacture and sell our Rapicide disinfectant and sterilant (see “—Reporting Segments-Endoscope Reprocessing”), our phase change material products (see “—Reporting Segments-All Other-Specialty Packaging”) and products utilizing BIOSAFE antimicrobial (see “—Reporting Segments-Healthcare Disposables”). These licenses, each of which are long-term, are critical to our commercialization of those products.

Our products and services are sold around the world under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. As of September 18, 2009, we had a total of 390 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as 66 trademark applications pending worldwide.

Seasonality

Our businesses generally are not seasonal in nature.

Principal Customers

None of our customers accounted for 10% or more of our consolidated net sales from continuing operations during fiscal 2009. However, Fresenius and DaVita each accounted for approximately 8% of our consolidated net sales.

Except as described below, none of our segments are reliant upon a single customer, or a few customers, the loss of any one or more of which could have a material adverse effect on the segment.

In our Water Purification and Filtration segment, one customer, Fresenius, accounted for approximately 25% of our segment net sales. The loss of a significant amount of business from this customer could have a material adverse effect on our Water Purification and Filtration segment.

Our Healthcare Disposables segment is reliant on four customers who collectively accounted for approximately 55% of our Healthcare Disposables segment net sales and 14% of our consolidated net sales from continuing operations during fiscal 2009. Henry Schein accounted for approximately 22% of our segment net sales. The loss of a significant amount of business from any of these four customers or a further consolidation of such customers could have a material adverse effect on our Healthcare Disposables segment.

During fiscal 2009, three of our customers collectively accounted for approximately 50% of the Dialysis segment net sales including DaVita, which accounted for approximately 30% of this segment’s net sales. The loss of a significant amount of business from any of these three customers could have a material adverse effect on our Dialysis segment.

Backlog

On September 18, 2009, our consolidated backlog was approximately $14,954,000 compared with approximately $13,147,000 on September 19, 2008. All of the backlog is expected to be recognized as revenue within one year of such date.

Competition

General

The markets in which our business is conducted are highly competitive. Competition is intense in all of our business segments and includes many large and small competitors. Important competitive factors generally include product design and quality, safety, ease of use, product service and price. We believe that the long-term competitive position for all of our segments depends principally on our success in developing, manufacturing and marketing innovative, cost-effective products and services.

Many of our competitors have greater financial, technical and human resources than us, are well-established with reputations for success in the sale and service of their products and may have certain other competitive advantages over us. However, we believe that the worldwide reputation for the quality and innovation of our products among customers and our reputation for providing quality product service give us a competitive advantage with respect to many of our products.

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

Segments

Information with respect to competition within our most significant individual segments is as follows:

The Water Purification and Filtration segment has been experiencing increased competition due to a consolidation of suppliers during the past few years. This consolidation has resulted principally from the acquisition by large industrial manufacturers of many of the leading manufacturers of water purification equipment and filtration products. The resulting entities such as GE Water & Process Technologies and Siemens Water Technologies, which are the market leaders in this industry, are significantly larger and have greater financial and other resources available than the smaller companies in the industry such as our Mar Cor Purification business. It remains difficult to assess the long term impact of such consolidation on our business and to project such impact in the future. In addition, this segment has experienced increased pricing pressures in its resin regeneration business. We believe that our ability to successfully compete in the water purification, filtration and disinfectant market derives from our expertise in an FDA regulated environment, our broad product offerings especially after our acquisition of the dialysis water business from GE Water and the high value and quality of our products and services. We believe that by focusing our efforts principally on the dialysis, pharmaceutical, biotechnology, medical and commercial industrial markets, providing a high level of customer service and making selective acquisitions, we can continue to grow this segment, despite the continued industry consolidation and pricing pressures.

In our Healthcare Disposables segment, our principal competitors vary by product type, but principally encompass bigger companies that serve larger, non-dental channels such as hospitals and physician offices. Such competitors include Kimberly-Clark, 3M ESPE, Danaher/Sybron, Dentsply/Sultan Healthcare, Alcan, Tidi Products and more generically less expensive imported products from Asia. We believe that our long-standing brand reputation in dentistry, product quality, superior customer service and breadth of product line are competitive advantages and are the basis for our success in this segment.

In our Dialysis segment, our most significant competition comes from manufacturers of single-use dialyzers, particularly Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers. In connection with its acquisition of Renal Care Group in March 2006, Fresenius has converted substantially all of its dialysis clinics (including newly acquired clinics) to single-use, which has adversely affected sales of our dialysis products and reprocessing equipment. See “—Reporting Segments—Dialysis,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In our Endoscope Reprocessing segment, our principal competitors are Steris, Custom Ultrasonics, Olympus, ASP division of Johnson & Johnson, Metrex, Ruhoff and Ecolab. During the past two years, ASP and Steris introduced new model endoscope reprocessors that directly compete with our reprocessors and may adversely impact our ability to maintain our current market share.

Research and Development

Research and development expenses (which include continuing engineering costs) were $4,632,000 and $4,010,000 in fiscals 2009 and 2008, respectively. The majority of our research and development expenses related to our MDS endoscope reprocessor, specialty filtration products and water purification systems.

Environmental Matters

We anticipate that our compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, will not have any material effect on our capital expenditures, earnings or competitive position.

Employees

As of September 18, 2009, we employed 874 persons of whom 762 are located in the United States, 79 are located in Canada, 15 are located in Europe, Africa and the Middle East, and 18 are located in the Far East. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

We have operations in Canada, Europe, Asia and other areas outside of the United States. These operations involve the same business segments as our domestic operations. For a geographic presentation of revenues and other financial data for the three years ended July 31, 2009, see Note 17 to the Consolidated Financial Statements.

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

Depending on the direction of change relative to the U.S. dollar, foreign currency exchange rate fluctuations can increase or reduce the reported dollar amounts of the Company’s net assets and results of operations. Overall, net income during fiscal 2009 was favorably impacted as a result of foreign currency movements relative to the U.S. dollar. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Available Information

We make available to the public, free of charge, on or through the Investor Relations section of our internet website, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with the SEC. Our filings are available to the public from commercial document retrieval services, our website and at the SEC’s website at www.sec.gov. Our website address is www.cantelmedical.com. Also available on our website are our Corporate Governance Guidelines, Charters of the Nominating and Governance Committee, Compensation Committee and Audit Committee, and Code of Business Conduct and Ethics. Information contained on our website is not incorporated by reference into this Report.

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

Our dialyzer reprocessing products are limited to use by centers that choose to clean, sterilize and reuse dialyzers, rather than discard the dialyzers after a single use. Dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing dialyzer reuse compared with single-use and such dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Although current public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single-use, it is apparent that the market share of single-use dialyzers has been increasing during the past six years relative to reuse dialyzers. We believe that approximately one-third of all dialysis procedures in the United States currently reuse dialyzers.

The shift from reuse to single-use dialyzers is due in large part to the commitment of Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, to convert all of its reuse dialysis clinics (including newly acquired clinics) to single-use facilities. On March 31, 2006, Fresenius acquired Renal Care Group, previously a significant customer of our dialysis reuse products.

The Company believes that if the per procedure cost of single-use relative to reuse decreases to a level that makes it more economical to switch from reuse to single use, then all or a substantial number of our customers may elect to make such switch. The loss of any of our major customers due to such economics or any other reason would have a material adverse effect on our business. See “Business - Principal Customers,” “Business - Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

The consolidation of dialysis providers has resulted in greater buying power by certain of our customers, which over time has caused us to reduce the average selling prices of our dialysis products, thereby reducing net sales and profit margins. Such industry consolidation and the highly competitive market has also resulted in the loss of dialysate concentrate sales.

Since 2005, there has been an increasing consolidation in the dialysis industry, marked by the acquisition by certain major dialysis chains of other major chains, as well as small chains and independents. Such consolidation of dialysis providers has resulted in greater buying power by certain of our customers, which has caused us to reduce or maintain the average selling prices of our dialysis products, thereby reducing net sales and profit margins. In addition, the decrease in sales of low margin dialysate concentrate business continued during fiscal 2009 since Fresenius manufactures dialysate concentrate itself and therefore provides dialysate concentrate to dialysis centers that it acquired including Renal Care Group dialysis centers, our former customer. DaVita and certain international customers have also continued their reduction of dialysate concentrate purchases from us due to competitive pricing. Sales in our Dialysis segment were adversely impacted during fiscal 2009 and our fourth quarter of fiscal 2008, and will continue to be adversely impacted during fiscal 2010, due to the loss of some low margin dialysate concentrate business primarily as a result of the highly competitive and price sensitive market for such product.

Because a significant portion of our Water Purification and Filtration, Dialysis and Healthcare Disposables segments net sales comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.

In our Water Purification and Filtration segment, one customer, Fresenius, accounts for approximately 25% of our net sales. The loss of a significant amount of business from this customer could have a material adverse effect on our Water Purification and Filtration segment.

During fiscal 2009, DaVita accounted for approximately 30% of the Dialysis segment net sales. We are highly dependent on DaVita as a customer and any shift by this customer away from reuse could have a material adverse effect on our Dialysis segment net sales.

The distribution network in the United States dental industry is concentrated, with relatively few distributors of consumables accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of our Healthcare Disposables segment are highly dependent on our relationships with a limited number of large distributors. During fiscal 2009, the top four customers of our Healthcare Disposables segment accounted for approximately 55% of its net sales.

Further customer consolidation and concentration in this segment may occur. Although we do not anticipate that any customers of the Healthcare Disposables segment will account for more than 10% of our net sales on a consolidated basis, the loss or a significant reduction of business from any of the major customers of the Healthcare Disposables segment could adversely affect our results of operations. In addition, because our Healthcare Disposables segment products are sold through third-party distributors and not directly to end users, we may not be able to control the amount and timing of resources that our distributors devote to our products.

There is no assurance that there will not be a further or continued loss or reduction in business from one or more of our major customers. In addition, we cannot assure that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period.

Demand for some of our healthcare disposables products can be significantly affected by the severity of the novel H1N1 flu and the level of urgency our customers and the general public develop and maintain with respect to epidemic and pandemic preparedness.

Net sales of high margin face masks, disinfectants and other healthcare disposables products were strong in our fourth quarter of fiscal 2009 due to the outbreak of the novel H1N1 flu (swine flu). However, we cannot provide assurances that such increased sales levels can be sustained in fiscal 2010 since such demand is highly dependent upon the severity and timing of the novel H1N1 flu, the ability of our Company to educate existing customers and potential additional customers on the benefits of our face masks, disinfectants and other products and the level of urgency our customers and the general public develop and maintain with respect to epidemic and pandemic preparedness.

The consolidation of distributors in the dental industry could result in a reduction in our net sales due to reduced average selling prices of our healthcare disposable products and the loss of private label business.

In recent years, there has been an increasing consolidation of distributors that sell products in the dental industry. Such consolidation of distributors may result in greater buying power by certain of our customers, which could cause us to reduce the average selling prices of our healthcare disposable products, thereby reducing net sales and profit margins. Additionally, depending on which distributors are acquired by whom, such distributor consolidations may result in the consolidated entity no longer purchasing certain products from us such as private label products manufactured by us but associated with the acquired distributor.

Our businesses are adversely impacted by rising fuel and oil prices and are heavily reliant on certain raw materials.

We purchase raw materials, sub-assemblies, components and other supplies essential to our operations from numerous suppliers in the United States and abroad. The principal raw materials that we use to conduct operations include chemicals, paper pulp, resin, stainless steel and plastic components.

From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. During fiscal 2008, we experienced unprecedented price increases in certain raw materials due in large part to the rising price of fuel and oil, including chemicals, paper pulp and plastics (resins and bottles) which had a significant adverse impact on our gross margins. In addition, we experienced significant difficulty in obtaining certain chemicals in fiscal 2008 due to apparent shortages by certain suppliers. Although prices and raw material availability normalized during fiscal 2009 and we do not currently foresee extraordinary difficulty in obtaining the materials, sub-assemblies, components or other supplies necessary for our business operations, we cannot predict if similar difficulties will occur in the future, including further price increases, that may adversely affect our business.

In addition, rising fuel and oil prices can also have a significant adverse impact on transportation costs related to both the purchasing and delivery of products.

During fiscal 2009, the cost of certain raw materials and distribution costs decreased due in large part to the decreasing price of fuel and oil. Such decreases, coupled with selling price increases, favorably impacted our gross margins in fiscal 2009. If costs increase again in the future, we may not be able to implement further price increases to our customers, which would adversely impact our gross margins.

The acquisition of new businesses and product lines, which has inherent risks, is an important part of our growth strategy.

We intend to grow, in part, by acquiring businesses. The success of this strategy depends upon several factors, including our ability to:

•                  identify and acquire businesses;

•                  obtain financing for acquisitions on terms that are favorable or acceptable;

•                  integrate acquired operations, personnel, products and technologies into our organization effectively;

•                  retain and motivate key personnel and retain the customers of acquired companies; and

•                  successfully promote and increase sales of acquired product lines.

In addition, even if acceptable financing is obtained, such financing may result in significant charges associated with the potential write-off of existing deferred financing costs.

On August 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contingent future consideration, any non-controlling interest in the acquiree and the goodwill acquired. The provisions of this new accounting pronouncement may make it more difficult for us to identify acquisitions that meet all of our financial strategic objectives.

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

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. If future operating results of the acquired business are significantly less than the results anticipated at the time of the acquisition, we may be required to incur impairment charges. At July 31, 2009, our reporting units that are potentially at risk for impairment are Healthcare Disposables and Specialty Packaging, which had average fair values that exceeded book value by modest amounts. For all of our remaining reporting units, average fair value exceeded book value by substantial amounts.

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

Many of our products are subject to regulation by governmental and private agencies in the United States and abroad, which regulate the testing, manufacturing, storage, packaging, labeling, distribution and marketing of medical supplies and devices. Certain international regulatory bodies also impose import restrictions, tariff regulations, duties and tax requirements. Delays in agency review can significantly delay new product introduction and may result in a product becoming “dated” or losing its market opportunity before it can be introduced. The FDA and other agency clearances generally are required before we can market new products in the United States or make significant changes to existing products. The FDA also has the authority to require a recall or modification of products in the event of a defect. The process of obtaining marketing clearances and approvals from regulatory agencies for new products can be time consuming and expensive. There is no assurance that clearances or approvals will be granted or that agency review will not involve delays that would adversely affect our ability to commercialize our products.

During the past several years, the FDA, in accordance with its standard practice, has conducted a number of inspections of our manufacturing facilities to ensure compliance with regulatory standards relating to our testing, manufacturing, storage and packaging of products. On occasion, following an inspection, the FDA has called our attention to certain “Good Manufacturing Practices” compliance deficiencies. Failure to adequately correct violations or otherwise comply with requests made by the FDA can result in regulatory action being initiated by the FDA including seizure, injunction and civil monetary penalties.

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

We distribute substantially all of our products in highly competitive markets that contain many products available from nationally and internationally recognized competitors. Many of these competitors have significantly greater financial, technical and human resources than us and are well-established. In addition, some companies have developed or may be expected to develop technologies or products that could compete with the products we manufacture and distribute or that would render our products obsolete or noncompetitive. In addition, our competitors may achieve patent protection, regulatory approval or product commercialization that would limit our ability to compete with them. Although we believe that we compete effectively with all of our present competitors in our principal product groups, there can be no assurance that we will continue to do so. These and other competitive pressures could have a material adverse effect on our business. See “Business — Competition.”

Currency fluctuations and trade barriers could adversely affect our results of operations.

A portion of our products in all of our business segments are exported to and imported from a variety of geographic locations, and our business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting all of such geographies including but not limited to the United States, Canada, the European Union, the United Kingdom and the Far East.

Our Canadian subsidiaries purchase a portion of their inventories and incur expenses in United States dollars and sell a significant amount of their products in United States dollars. Our United States subsidiaries also sell a portion of their products in euros and British pounds. Therefore, we are exposed to foreign exchange gains and losses upon settlement of such items. Similarly, our foreign subsidiaries’ United States denominated assets and liabilities must be converted into their functional currency when preparing their financial statements, which results in foreign exchange gains and losses. Additionally, the results of operations of our foreign subsidiaries are translated from their functional currency to United States dollars for purposes of preparing our Consolidated Financial Statements. Therefore, the results of our continuing operations could be materially and adversely affected by fluctuations in the value of the Canadian dollar, euro and British pound against the United States dollar.

Recent deterioration in the economy and credit markets may adversely affect our future results of operations.

Our business has been and may continue to be adversely affected by the recent deterioration in the general economy and credit markets by potentially causing our customers to slow spending on our products, especially capital equipment. Sales of capital equipment represented approximately 25% of our fiscal 2009 consolidated net sales and are primarily included in our Water Purification and Filtration, Dialysis and Endoscope Reprocessing segments.

Because we operate in international markets, we are subject to political and economic risks that we do not face in the United States.

We operate in a global market. Global operations are subject to risks, including political and economic instability, general economic conditions, imposition of government controls, the need to comply with a wide variety of foreign and United States export laws, trade restrictions and the greater difficulty of administering business overseas.

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

We rely heavily on proprietary technology that we protect primarily through licensing arrangements, patents, trade secrets and proprietary know-how. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether we are an owner or a licensee of the patent, will not be challenged, rendered unenforceable, invalidated or circumvented or that the rights will provide a competitive advantage to us. There can also be no assurance that our trade secrets or non-disclosure agreements will provide meaningful protection of our proprietary information. There can also be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us or that our technology will not infringe upon patents or other rights owned by others.

Modifications to our revolving credit facility will likely result in higher average interest rates in fiscal 2010.

The revolving portion of our credit facilities has a termination date of August 1, 2010. We are in discussions with our bank syndicate regarding modifications to such facility, including an extension of the termination date, and expect to formally modify the facility before its expiration. The margins applicable to our outstanding borrowings at July 31, 2009 were 0.00% above the lender’s base rate and 0.75% above the London Interbank Offered Rate (“LIBOR”). However, due to current market conditions, a modification of our credit facilities will likely result in an increase of our margins above the lender’s base rate and LIBOR, which may adversely affect our fiscal 2010 results of operations. In addition, depending upon the structure of the modification, we may be required to write-off certain deferred financing costs that are recorded in other assets and are currently being amortized over the life of the credit facilities.

If we are unable to retain key personnel, our business could be adversely affected.

Our success is dependent to a significant degree upon the efforts of key members of our management. We have previously entered into various employment agreements with executives of the Company, including our Corporate executive staff and our subsidiary presidents. The majority of such contracts have expired or will expire in early fiscal 2010. The Compensation Committee of the Board of Directors is actively working on new agreements and has retained a third party consulting firm to provide advice on executive compensation and to assist with this process. In the interim, the Compensation Committee has agreed that in the event the employment of of these executives is terminated by the Company without cause, the executive will continue to receive their base salary through July 31, 2010. However, there can be no assurance that the terms of any offered agreements will be successfully negotiated or accepted by such personnel. We believe the loss or unavailability of any of such individuals could have a material adverse effect on our business. In addition, our success depends in large part on our ability to attract and retain highly qualified scientific, technical, sales, marketing and other personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the personnel necessary for the development and operation of our businesses.

Our stock price has been volatile and may experience continued significant price and volume fluctuations in the future that could reduce the value of outstanding shares.

The market for our common stock has, from time to time, experienced significant price and volume fluctuations that may have been unrelated to our operating performance. Factors such as announcements of our quarterly financial results and new business developments could also cause the market price of our common stock to fluctuate significantly.

Item 1B.                 UNRESOLVED STAFF COMMENTS.

None

Item 2.                    PROPERTIES.

Owned Facilities

We own three buildings located on adjacent sites, comprising a total of 16.5 acres of land in Plymouth, a suburb of Minneapolis, Minnesota. The principal facility is a 110,000 square-foot building used for executive, administrative and sales staff, research operations, manufacturing and warehousing. The second facility is a 65,000 square-foot building used for manufacturing and warehousing. The third facility is a 43,000 square-foot building used primarily for manufacturing and warehouse operations. These facilities are used for our Dialysis, Endoscope Reprocessing and Therapeutic Filtration operating segments, as well as a portion of our Water Purification and Filtration operating segment.

We own a 63,000 square-foot building in Hauppauge, New York, the headquarters for our Crosstex subsidiary, which is used for executive, administrative and sales staff, manufacturing and warehousing for our Healthcare Disposables operating segment.

As a result of the acquisition of G.E.M. on July 31, 2009, we own a 13,825 square-foot building in Buena Park, California, which serves as our west coast warehouse and regeneration plant for our Water Purification and Filtration segment.

Leased Facilities

Our principal leased facilities include the following:

Location	Purpose	Square Footage	Principal Operating Segment
Middletown, PA	Warehouse and distribution hub	31,000	Dialysis
Plymouth, MN	Warehousing	44,000	Various
Hauppauge, NY	Warehousing	40,000	Healthcare Disposables
Sharon, PA (1)	Manufacturing and warehousing	52,000	Healthcare Disposables
Santa Fe Springs, CA	Manufacturing and warehousing	35,000	Healthcare Disposables
Lawrenceville, GA	Manufacturing and warehousing	40,000	Healthcare Disposables
Burlington, Ontario	Sales and administrative offices, research and engineering, manufacturing and warehousing	21,600	Water Purification and Filtration
Skippack, PA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	22,500	Water Purification and Filtration
Heerlan, the Netherlands (2)	Sales and service offices, warehouse and distribution hub	21,000	Various
Lowell, MA (3)	Sales and administrative offices, manufacturing, warehousing and regeneration plant	26,000	Water Purification and Filtration
Edmonton, Alberta	Executive, sales and administrative offices, manufacturing and warehousing	11,700	Specialty Packaging (Included in All Other reporting segment)
Little Falls, NJ	Corporate executive offices	8,900	Cantel Medical Corp.

(1) The facility in Sharon was owned by an entity controlled by three of the former owners of Crosstex, two of whom currently serve as officers of Crosstex. During fiscal 2009, the entity sold the building to a third party in a transaction under which the buyer made substantial improvements, including the addition of 17,000 square-feet to the existing 35,000 square-feet, in consideration for Crosstex agreeing to enter into a new lease agreement that provides for increased rental charges.

(2) As part of the restructuring plan of our Netherlands subsidiary as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to the Consolidated Financial Statements, we sold our building and land in Heerlan, the Netherlands on May 19, 2009 and entered into a lease for 2.5 years with the new owner so we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. The sale of the building and land resulted in a gain of $146,000, which will be amortized over the life of the lease and is recorded in deferred revenue and other long-term liabilities. The rent for the full 2.5 year lease of $325,000 was paid from the sale proceeds and recorded as a prepaid expense in the Consolidated Financial Statements.

(3) The facility in Lowell is leased from a company that is affiliated with an officer of Mar Cor Purification.

In addition, we lease office and sales space in Tokyo, Japan; Singapore; and Beijing, China that is used for all of our operating segments other than Healthcare Disposables and Specialty Packaging. We lease office, sales and warehouse space in Lienden, the Netherlands for our Healthcare Disposables segment.

We lease additional space for our Water Purification and Filtration segment in Downers Grove, Illinois; Norcross, Georgia; Royal, Virginia; Florida, New York; Orion Township, Michigan; Cleveland, Ohio; Raleigh, North Carolina; Homewood, Alabama; Smyrna, Tennessee; Addison, Texas; Auburn, Washington; Lakeland, Florida; Pittsburgh, Pennsylvania; Concord, California; Toronto, Ontario; and Montreal, Quebec. The Downers Grove, Norcross, Toronto and Montreal facilities serve as warehouses and regeneration plants, while the other locations are small storage facilities supporting local service operations.

We also lease additional space for our Specialty Packaging segment in Glen Burnie, Maryland that is used for sales and marketing, warehousing and as a distribution hub.

Net rentals for leased space for fiscal 2009 aggregated approximately $2,815,000 compared with $2,849,000 in fiscal 2008.

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

There was no submission of matters to a vote during the three months ended July 31, 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock trades on the New York Stock Exchange under the symbol “CMN.”

The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by the New York Stock Exchange.

	HIGH	LOW

Year Ended July 31, 2009
First Quarter	$10.75	$8.18
Second Quarter	15.33	7.57
Third Quarter	15.44	11.53
Fourth Quarter	16.84	12.51

Year Ended July 31, 2008
First Quarter	$18.00	$13.70
Second Quarter	19.10	11.27
Third Quarter	11.92	9.55
Fourth Quarter	13.05	9.14

We have not paid any cash dividends on our Common Stock. The Board of Directors intends to periodically review its dividend policy and could change such policy at anytime. We are not permitted to pay cash dividends on our Common Stock without the consent of our lenders.

On September 18, 2009, the closing price of our Common Stock was $14.68 and we had 348 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in “street name” for more than one beneficial owner.

In May 2008, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock under a repurchase program commencing on June 9, 2008. Under the repurchase program we repurchased shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements. The repurchase program had a one-year term that expired on June 8, 2009.

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. We repurchased an additional 43,847 shares through October 31, 2008 at a total average price per share of $9.17. No additional repurchases were made subsequent to the end of our first quarter ended October 31, 2008. Therefore, at the conclusion of the repurchase program on June 8, 2009, we had repurchased 134,547 shares under the repurchase program at a total average price per share of $9.34.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock for the last five fiscal years with the cumulative total returns on the Russell 2000 index and the Dow Jones US Health Care Equipment & Services index over the same period (assuming an investment of $100 in our common stock and in each of the indexes on July 31, 2004, and where applicable, the reinvestment of all dividends).

*$100 invested on 7/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending July 31.

Copyright© 2009 Dow Jones & Co. All rights reserved.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. G.E.M. was acquired on the last day of fiscal 2009 and therefore is excluded from the Consolidated Statements of Income Data for all years presented, but the net assets of G.E.M. are included in the Consolidated Balance Sheet Data as of July 31, 2009. Crosstex is reflected in the Consolidated Statements of Income Data for fiscals 2009, 2008, 2007 and 2006. GE Water and Twist are reflected in the Consolidated Statements of Income Data for fiscals 2009 and 2008 and the portion of fiscal 2007 subsequent to their acquisitions on March 30, 2007 and July 9, 2007, respectively. DSI, Verimetrix and Strong Dental are reflected in the Consolidated Statements of Income Data for fiscal 2009 and the portion of fiscal 2008 subsequent to their acquisitions on August 1, 2007, September 17, 2007 and September 26, 2007, respectively. DSI, Verimetrix, Strong Dental, GE Water, Twist and Crosstex are not reflected in the results of operations for all other periods presented. Carsen is reflected as a discontinued operation for all years presented.

Consolidated Statements of Income Data
(Amounts in thousands, except per share data)

	Year Ended July 31,
	2009	2008	2007	2006	2005

Net sales	$260,050	$249,374	$219,044	$192,179	$137,157
Cost of sales	160,571	161,748	140,032	122,963	83,276
Gross profit	99,479	87,626	79,012	69,216	53,881
Income from continuing operations before interest expense and income taxes	27,451	17,967	16,839	15,344	14,322
Interest expense, net	2,495	4,116	2,737	3,393	940
Income from continuing operations before income taxes	24,956	13,851	14,102	11,951	13,382
Income taxes	9,387	5,158	5,998	5,298	5,487
Income from continuing operations	15,569	8,693	8,104	6,653	7,895
Income from discontinued operations, net of tax	—	—	342	10,268	7,610
Gain on disposal of discontinued operations, net of tax	—	—	—	6,776	—
Net income	$15,569	$8,693	$8,446	$23,697	$15,505

Earnings per common share:
Basic: (1)
Continuing operations	$0.96	$0.54	$0.52	$0.43	$0.53
Discontinued operations	—	—	0.02	0.66	0.52
Gain on disposal of discontinued operations	—	—	—	0.44	—
Net income	$0.96	$0.54	$0.54	$1.53	$1.05
Diluted: (1)
Continuing operations	$0.94	$0.53	$0.50	$0.41	$0.49
Discontinued operations	—	—	0.02	0.63	0.47
Gain on disposal of discontinued operations	—	—	—	0.42	—
Net income	$0.94	$0.53	$0.52	$1.46	$0.96
Weighted average number of common and common equivalent shares: (1)
Basic	16,287	16,116	15,631	15,471	14,830
Diluted	16,481	16,371	16,153	16,276	16,208

Consolidated Balance Sheets Data

(Amounts in thousands, except per share data)

	July 31,
	2009	2008	2007	2006	2005

Total assets	$277,871	$279,190	$263,671	$238,227	$165,279
Current assets	88,910	84,561	76,731	82,448	94,490
Current liabilities	39,113	38,922	35,971	39,097	43,475
Working capital	49,797	45,639	40,760	43,351	51,015
Long-term debt	33,300	50,300	51,000	34,000	—
Stockholders’ equity	187,116	168,712	155,070	140,805	108,626
Book value per outstanding common share (1)	$11.24	$10.31	$9.62	$9.14	$7.24
Common shares outstanding (1)	16,644	16,371	16,116	15,399	15,005

(1)	Per share and share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid in January 2005.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand Cantel Medical Corp. (“Cantel”). The MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes. Our MD&A includes the following sections:

Overview provides a brief description of our business and a summary of significant activity that has affected or may affect our results of continuing operations and financial condition.

Results of Operations provides a discussion of the consolidated results of continuing operations for fiscal 2009 compared with fiscal 2008, and fiscal 2008 compared with fiscal 2007.

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

•                  Endoscope Reprocessing: Medical device reprocessing systems, disinfectants, enzymatic detergents and other supplies used to high-level disinfect flexible endoscopes.

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

Most of our equipment, consumables and supplies are used to help prevent or control the occurrence or spread of infections.

Significant Activity

(i)

Net income increased by 79% in fiscal 2009 compared with fiscal 2008 despite sales growth of only 4%. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments and we have proactively developed our overall business to where approximately 75% of our consolidated net sales are consumable products and service. Our four largest business segments, which include Water Purification and Filtration, Healthcare Disposables, Dialysis and Endoscope Reprocessing each performed extremely well and contributed the vast majority of the increase to net income in fiscal 2009. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

	•	improved gross margins as a result of numerous profit improvement and sales and marketing initiatives and the continued shift in sales mix to higher margin disposables,

	•	realization of price increases,

	•	reductions in manufacturing, raw material and distribution costs,

	•	general company-wide efforts to control operating expenses while still investing in sales, marketing and research and development activities,

	•	an increase in demand for healthcare disposables products principally in our fourth quarter as a result of the outbreak of the novel H1N1 flu (swine flu), and

	•	favorable interest costs due to both reduced average interest rates as well as lower outstanding borrowings.

However, we cannot provide assurances that this level of growth can continue to be achieved, especially given the economic downturn, uncertainty surrounding the severity of the novel H1N1 flu outbreak and other potential risks or uncertainties. See “Risk Factors” elsewhere in this Form 10-K.

(ii)

We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted by continued loss of some low margin dialysate concentrate business from domestic customers as a result of the highly competitive and price sensitive market for such product, as more fully described elsewhere in this MD&A. Additionally, although international concentrate sales were very strong in fiscal 2009, we cannot provide assurances that the current level of concentrate sales to international customers will be sustained.

(iii)

The deterioration in the economy and credit markets adversely impacted our sales in fiscal 2009 compared with fiscal 2008 by causing some of our customers to delay spending on certain products, especially capital equipment in our Endoscope Reprocessing and Water Purification and Filtration segments, as more fully described elsewhere in this MD&A. Sales of capital equipment represent approximately 25% of our overall consolidated net sales and are included in our Water Purification and Filtration, Dialysis and Endoscope Reprocessing segments.

(iv)

In June 2008, we announced and began executing our plan to restructure our Netherlands manufacturing operations as part of our continuing effort to reduce operating costs and leverage our existing United States infrastructure. As a result of this restructuring, approximately $345,000 and $365,000 of restructuring costs were recorded in fiscals 2009 and 2008, respectively, which decreased both basic and diluted earnings per share from continuing operations by $0.02 in each of fiscals 2009 and 2008, as more fully described in Note 18 to the Consolidated Financial Statements and elsewhere in this MD&A.

(v)

Fluctuations in the rates of currency exchange had an overall favorable impact on our net income in fiscal 2009, compared with fiscal 2008, despite the adverse impact on net sales, as more fully described elsewhere in this MD&A.

(vi)

In July 2009, we extended the life of certain “out-of-the-money” stock options previously awarded to certain executive officers. As a result, approximately $703,000 of additional stock-based compensation expense was recorded in fiscal 2009, which decreased both basic and diluted earnings per share from continuing operations by $0.03, as more fully described in Note 11 to the Consolidated Financial Statements and elsewhere in this MD&A.

(vii)

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

(viii)

Fiscal 2009 acquisition: We acquired the business of G.E.M. Water Systems Int’l, LLC (“G.E.M.”) on July 31, 2009, as more fully described in “Business — Fiscal 2009 Acquisition” and Note 3 to the Consolidated Financial Statements.

(ix)

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

Results of Operations

The results of operations reflect the continuing operating results of Cantel and its wholly-owned subsidiaries, but exclude the operating results of Carsen Group Inc. (“Carsen”), which is reported as a discontinued operation for all years presented. The Olympus distribution agreements with Carsen, as well as Carsen’s active business operations, terminated on July 31, 2006, as more fully described elsewhere in this MD&A and Note 19 to the Consolidated Financial Statements.

Since the GE Water and Twist acquisitions were completed on March 30, 2007 and July 9, 2007, respectively, their results of operations are included in our results of operations for fiscals 2009 and 2008 and the portion of fiscal 2007 subsequent to their respective acquisition dates.

Since the DSI, Verimetrix and Strong Dental acquisitions were completed on August 1, 2007, September 17, 2007 and September 26, 2007, respectively, their results of operations are included in our results of operations for fiscal 2009 and the portion of fiscal 2008 subsequent to their respective acquisition dates and are not reflected in our results of operations for fiscal 2007. The acquisitions of DSI, Verimetrix and Strong Dental had an overall insignificant effect on our results of operations for fiscal 2009 and the portion of fiscal 2008 subsequent to their respective acquisition dates due to the small size of these businesses.

Since the G.E.M. acquisition was completed on the last day of fiscal 2009, its results of operations are not reflected in our results of operations for any years presented.

For fiscal 2008 compared with fiscal 2007, discussion herein of our pre-existing business refers to all of our reporting segments with the exception of the operating results of the GE Water Acquisition included in our Water Purification and Filtration reporting segment.

The following table gives information as to the net sales from continuing operations and the percentage to the total net sales from continuing operations for each of our reporting segments.

	Year Ended July 31,
	2009		2008		2007
	(Dollar Amounts in thousands)
	$	%	$	%	$	%

Water Purification and Filtration	$71,340	27.4	$68,589	27.5	$49,032	22.4
Healthcare Disposables	64,085	24.7	58,657	23.5	57,610	26.3
Dialysis	56,414	21.7	60,075	24.1	58,696	26.8
Endoscope Reprocessing	52,333	20.1	46,924	18.8	38,941	17.8
All Other	15,878	6.1	15,129	6.1	14,765	6.7
	$260,050	100.0	$249,374	100.0	$219,044	100.0

Fiscal 2009 compared with Fiscal 2008

Net sales

Net sales increased by $10,676,000, or 4.3%, to $260,050,000 in fiscal 2009 from $249,374,000 in fiscal 2008.

Net sales were adversely impacted in fiscal 2009 compared with fiscal 2008 by approximately $950,000 due to the translation of Canadian dollar net sales, primarily of our Water Purification and Filtration operating segment, using a weaker Canadian dollar against the United States dollar.

The increase in net sales in fiscal 2009 was principally attributable to increases in sales of healthcare disposables products, endoscope reprocessing products and services, water purification and filtration products and services and therapeutic filtration products (included in All Other), partially offset by a decrease in dialysis products.

Net sales of healthcare disposables products increased by 9.3% in fiscal 2009 compared with fiscal 2008 despite negative growth in the overall dental market, primarily due to (i) increased sales volume of high margin face masks, disinfectants and other healthcare disposables products due to the outbreak of the novel H1N1 flu (swine flu) in April 2009, (ii) approximately $2,700,000 in higher net sales due to an increase in selling prices, which were implemented to offset corresponding supplier cost increases, (iii) the adverse impact on the first quarter of fiscal 2008 due to the consolidation of certain distributors of our dental products during 2007 resulting in the rationalization of duplicate inventories of the consolidated companies and (iv) approximately $194,000 in incremental net sales in the first quarter of fiscal 2009 due to the acquisition of Strong Dental during the first quarter of fiscal 2008. Although the outbreak of the novel H1N1 flu has resulted in strong sales volume during our fourth quarter of high margin face masks and other healthcare disposables products, we cannot provide assurances that such increased sales levels can be sustained throughout fiscal 2010 since such demand is highly dependent upon the severity and timing of the novel H1N1 flu, the ability of our Company to educate existing customers and potential new customers on the benefits of our face masks, disinfectants and other products and the level of urgency our customers and the general public develop and maintain with respect to epidemic and pandemic preparedness.

Net sales of endoscope reprocessing products and services increased by 11.5% in fiscal 2009 compared with fiscal 2008 primarily due to (i) the increase in demand in the United States for our disinfectants and product service due to the increased field population of equipment as well as our ability to gradually convert the sale of such items from our former equipment distributor (who continued to purchase high-level disinfectants, cleaners and consumables from us and provide product service to our customers) to our direct sales and service force at higher selling prices, (ii) higher selling prices, most of which relates to the direct sale of disinfectants, consumables and product service, which resulted in approximately $2,250,000 in incremental net sales in fiscal 2009 compared with fiscal 2008, and (iii) approximately $184,000 in incremental net sales in the first quarter of our fiscal 2009 due to the acquisition of Verimetrix during the first quarter of fiscal 2008. Partially offsetting these increases was a decrease in sales of endoscope reprocessing equipment in fiscal 2009 as a result of delayed spending on such investments due to the recent deterioration in the general economy and credit markets, which may continue to adversely affect future equipment sales.

Net sales of water purification and filtration products and services increased by 4.0% in fiscal 2009 compared with fiscal 2008, primarily due to (i) an increase in demand during fiscal 2009 for our sterilants and filters by pharmaceutical companies and within our installed equipment base of business, including one of our largest customers who standardized on our consumable products in their ordering system utilized by their dialysis clinics and (ii) higher selling prices, which offset increased manufacturing costs and favorably impacted net sales in fiscal 2009 by approximately $2,150,000. Partially offsetting these increases were delayed investments during fiscal 2009 by customers of our water purification equipment used for dialysis as well as for commercial and industrial (large capital) applications as a result of the deterioration in the general economy and credit markets, which may continue to adversely affect capital equipment sales, and an $880,000 decrease in sales due to the translation of Canadian dollar net sales using a weaker Canadian dollar against the United States dollar.

Net sales contributed by the Therapeutic Filtration operating segment were $9,523,000, an increase of 14.8%, in fiscal 2009 compared with fiscal 2008. The increase in sales was primarily due to increases in both international and domestic demand for our hemoconcentrator products (filtration devices used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) and hemofilter products (filtration devices that perform a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis). Increases in selling prices of our therapeutic filtration products did not have a significant effect on net sales in fiscal 2009 compared with fiscal 2008.

Net sales of dialysis products and services decreased by 6.1% in fiscal 2009 compared with fiscal 2008, primarily due to (i) the continuing adverse impact of previously losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic customers as a result of the highly competitive and price sensitive market for this low margin commodity product, and (ii) a decrease in net sales of low margin dialysis reuse supplies. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our low margin dialysate concentrate product in fiscal 2010 as we elect not to pursue unprofitable concentrate sales. Furthermore, Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States, manufactures dialysate concentrate themselves and has been gradually decreasing their purchases of that product from us and may continue to do so in fiscal 2010. Additionally, we cannot provide assurances that the level of concentrate sales to international customers will be sustained. Partially offsetting these decreases were higher selling prices, which favorably impacted net sales in fiscal 2009 by approximately $950,000, to partially offset higher manufacturing and shipping costs, including freight invoiced to customers (related costs of a similar amount are included within cost of sales).

Net sales contributed by the Specialty Packaging operating segment were $6,355,000 in fiscal 2009, a decrease of 7.0% compared with fiscal 2008. This decrease in sales was primarily due to decreased customer demand in the United States for our specialty packaging products due to changes in regulatory requirements, increased competition and a decrease in clinical trials by our customers primarily due to the deterioration in the general economy. Increases in selling prices of our specialty packaging products did not have a significant effect on net sales in fiscal 2009 compared with fiscal 2008.

Gross profit

Gross profit increased by $11,853,000, or 13.5%, to $99,479,000 in fiscal 2009 from $87,626,000 in fiscal 2008. Gross profit as a percentage of net sales in fiscals 2009 and 2008 was 38.3% and 35.1%, respectively.

The gross profit percentage in fiscal 2009 increased compared with fiscal 2008 primarily due to (i) favorable sales mix due to the increased sales volume of certain high margin products such as disinfectants and consumables in our Endoscope Reprocessing segment, face masks and sterilization accessories in our Healthcare Disposables segment, and sterilants and filters in our Water Purification and Filtration segment, as well as decreased sales of our low margin dialysate concentrate product in our Dialysis segment, (ii) higher selling prices including those attributable to our ability to gradually convert the sale of high-level disinfectants, cleaners, and consumables in our Endoscope Reprocessing segment from our former equipment distributor to our direct sales and service force at higher selling prices, (iii) a decrease in raw material and distribution costs in all our segments due to the lower price of fuel and oil, (iv) improved efficiencies in our manufacturing, distribution and service functions and (v) inefficiencies in our Water Purification and Filtration segment during the three months ended October 31, 2007 as a result of the integration of the acquired GE Water & Process Technologies’ water dialysis business into our facilities. However, we cannot provide assurances that this gross profit percentage can be sustained, especially if raw materials and distribution costs increase and we are unable to implement price increases or we experience a significant change in sales mix away from higher margin products.

Operating expenses

Selling expenses increased by $1,762,000, or 6.2%, to $30,398,000 in fiscal 2009 from $28,636,000 in fiscal 2008, primarily due to (i) higher compensation expense relating to annual salary increases and incentive compensation in all of our reporting segments and additional sales personnel primarily in our Water Purification and Filtration and Healthcare Disposables segments and (ii) an increase of approximately $285,000 in advertising and marketing expense primarily related to our Healthcare Disposables segment. This increase was partially offset by a decrease of approximately $280,000 as a result of translating selling expenses of our international subsidiaries using a weaker Canadian dollar and euro against the United States dollar.

Selling expenses as a percentage of net sales were 11.7% in fiscal 2009 compared with 11.5% in fiscal 2008.

General and administrative expenses were $36,998,000 and $37,013,000 in fiscals 2009 and 2008, respectively.  General and administrative expenses decreased principally due to (i) the prior year inclusion of approximately $720,000 in separation benefits and other costs related to the resignation of our former President and Chief Executive Officer on April 22, 2008, (ii) a decrease in overhead at our Netherlands operation due to the completion of restructuring activities, as more fully described elsewhere in this MD&A, (iii) a decrease of approximately $580,000 as a result of foreign exchange gains associated with translating certain foreign denominated assets into functional currencies and the translation of general and administrative expenses of our international subsidiaries using a significantly weaker Canadian dollar against the United States dollar, and (iv) a decrease of $522,000 in amortization expense of intangible assets. These decreases were offset by an increase in compensation expense primarily related to annual salary increases and incentive compensation in all of our locations and an increase of approximately $1,106,000 in stock-based compensation expense including a $703,000 charge in July 2009 to extend the life of certain “out-of-the-money” stock options previously awarded to certain executive officers, as more fully described elsewhere in this MD&A.

General and administrative expenses as a percentage of net sales were 14.2% in fiscal 2009 compared with 14.8% in fiscal 2008.

Research and development expenses (which include continuing engineering costs) were $4,632,000 and $4,010,000 in fiscals 2009 and 2008, respectively. The increase in research and development expenses in fiscal 2009, compared with fiscal 2008, is primarily due to increased development work on certain new products as well as continuing engineering on existing products primarily in our Water Purification and Filtration, Endoscope Reprocessing and Therapeutic Filtration segments.

Interest

Interest expense decreased by $1,992,000 to $2,639,000 in fiscal 2009, from $4,631,000 in fiscal 2008, primarily due to decreases in average outstanding borrowings and average interest rates, partially offset by a $148,000 charge relating to the ineffective portion of the change in fair value of an interest rate cap agreement, as more fully described elsewhere in this MD&A and Note 5 to the Consolidated Financial Statements.

Interest income decreased by $371,000 to $144,000 in fiscal 2009, from $515,000 in fiscal 2008, primarily due to a decrease in average interest rates.

Income from continuing operations before taxes

Income from continuing operations before income taxes increased by $11,105,000 to $24,956,000 in fiscal 2009 from $13,851,000 in fiscal 2008. The increase was primarily attributable to the improved gross profit percentage on increased sales as well as lower interest expense, as further explained above.

Income taxes

The consolidated effective tax rate was 37.6% and 37.2% in fiscals 2009 and 2008, respectively. The consolidated effective tax rate for fiscal 2009 was affected principally by the geographic mix of pre-tax income, repatriation of cash from our foreign subsidiaries and the impact of various tax rate changes, as described below.

The majority of our income from continuing operations before income taxes was generated from our United States operations, which had an overall effective tax rate of 38.6% and 34.4% in fiscals 2009 and 2008, respectively. The increase in our United States effective tax rate in fiscal 2009, compared with fiscal 2008, was due to an increase in our Federal tax rate to 35.0% and additional taxes relating to the repatriation of approximately $11,400,000 in earnings from our subsidiaries in Canada and the Netherlands, partially offset by recently enacted Federal tax legislation that enabled us to claim the research and experimentation tax credit as well as New York state tax rate reductions enacted in 2008, which primarily relate to our Healthcare Disposables segment. Such New York state tax rate reductions had a significant favorable effect on our fiscal 2008 effective tax rate in the year of enactment.

Approximately 5% of our fiscal 2009 income from continuing operations before income taxes was generated from our Canadian operations, which had an overall effective tax rate in fiscals 2009 and 2008 of 16.8% and 22.5%, respectively. Overall statutory tax rates in Canada are significantly below comparable rates in the United States. Additionally, the low overall effective tax rate in fiscal 2009 was attributable to the impact of a lower overall effective rate in our Specialty Packaging segment due to recently enacted rate reductions as applied to existing deferred income tax liabilities.

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary in fiscals 2009 and 2008, thereby adversely affecting our overall consolidated effective tax rate. The overall loss from our Netherlands operation in fiscal 2009 decreased compared with fiscal 2008 as a result of the restructuring of its operations, as more fully described elsewhere in this MD&A and Note 18 to the Consolidated Financial Statements.

The results of operations for our subsidiaries in Japan and Singapore did not have a significant impact on our overall effective tax rate in fiscals 2009 and 2008 due to the size of these operations relative to our United States, Canada and Netherlands operations. However, during fiscal 2008, we decided to place a full valuation allowance against the NOLs of our Japanese subsidiary, which resulted in the recording of tax expense on the past losses of our subsidiary in Japan.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of our unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions have been recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”)  No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations beginning with fiscal 2010. However, if our unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate due to the size of the unrecognized tax benefits in relation to our income from continuing operations before income taxes. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on August 1, 2007	$484,000
Lapse of statute of limitations	(57,000)
Unrecognized tax benefits on July 31, 2008	427,000
Lapse of statute of limitations	(47,000)
Unrecognized tax benefits on July 31, 2009	$380,000

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2003.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Consolidated Financial Statements. However, such amounts have been relatively insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2009	2008	2007

Cost of sales	$70,000	$43,000	$43,000
Operating expenses:
Selling	216,000	123,000	159,000
General and administrative	2,884,000	1,778,000	1,258,000
Research and development	17,000	17,000	22,000
Total operating expenses	3,117,000	1,918,000	1,439,000
Stock-based compensation before income taxes	3,187,000	1,961,000	1,482,000
Income tax benefits	(1,226,000)	(758,000)	(490,000)
Total stock-based compensation expense, net of tax	$1,961,000	$1,203,000	$992,000

The above stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense (which decreased both basic and diluted earnings per share from continuing operations by $0.12, $0.07 and $0.06 in fiscals 2009, 2008 and 2007, respectively) and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

On July 31, 2009, we extended the life of 456,001 fully vested “out-of-the-money” stock options previously awarded to certain executive officers (seven individuals in total) under our 1997 Employee Stock Option Plan. Such options were scheduled to expire within six months after July 31, 2009 and had exercise prices ranging from $17.14 to $22.93, which were greater than the closing price of $15.48 on July 31, 2009, the date the Compensation Committee of our Board of Directors authorized the modification. The sole modification was to extend the options’ expiration dates to January 31, 2011. All other terms and conditions of the stock options remain the same. As a result of this modification, approximately $703,000 in additional stock-based compensation expense was recorded in our Consolidated Financial Statements on July 31, 2009, which decreased both basic and diluted earnings per share by $0.03.

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period.

Most of our stock option and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At July 31, 2009, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards which are expected to vest was $2,157,000 with a remaining weighted average period of 20 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital and as a reduction of income taxes payable. In fiscals 2009 and 2008, options exercised and the vesting of restricted stock resulted in income tax deductions that reduced income taxes payable by $745,000 and $895,000, respectively.

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

Net sales of endoscope reprocessing products and services increased by 20.5% in fiscal 2008, compared with fiscal 2007, primarily due to (i) an increase in demand for our endoscope disinfection equipment and disinfectants both internationally and in the United States and product service in the United States, (ii) approximately $1,950,000 in incremental net sales in fiscal 2008 due to the acquisition of Verimetrix on September 17, 2007 and (iii) approximately $1,670,000 in higher net sales due to an increase in selling prices of our Medivators endoscope reprocessing equipment and related products and service in the United States as a result of selling directly to our customers and not through a distributor. Beginning in our second quarter of fiscal 2007, we commenced the sale of equipment directly to our customers in the United States. Although this distributor continued to purchase high-level disinfectants, cleaners and consumables from us and provide product service to our customers during fiscals 2008 and 2007, we have been gradually converting the sale of such items to our direct sales and service force at higher selling prices. The increase in demand for our disinfectants and product service is also attributable to the increased field population of equipment and our ability to convert users of competitive disinfectants to our products.

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

The gross profit percentage of our pre-existing business in fiscal 2008 decreased compared with fiscal 2007 primarily due to (i) a change in sales mix, including increases in sales of Renalin sterilant to large national chains that typically receive more favorable pricing, and lower margin water purification services, and with respect to the first six months of fiscal 2008 a decrease in sales of certain higher margin healthcare disposables products such as face masks, (ii) an increase in raw material, manufacturing and shipping costs in all of our operating segments, (iii) unabsorbed manufacturing overhead due to the decrease in commercial and industrial (large capital) equipment sales in our Water Purification and Filtration segment, (iv) inefficiencies in our Water Purification and Filtration segment as a result of the integration of the GE Water Acquisition into our pre-existing business, which is now complete, and (v) approximately $275,000 in restructuring charges recorded primarily in our Endoscope Reprocessing segment in our fourth quarter of fiscal 2008 relating to the relocation of our Netherlands manufacturing operations, as more fully described elsewhere in this MD&A. Partially offsetting these decreases was an increase in gross profit percentage in our Endoscope Reprocessing segment as a result of selling our Medivators brand endoscope reprocessing equipment and related products and service directly to customers through our own United States field sales and service organization instead of through a distributor as was done during a significant portion of the first three months of fiscal 2007. Additionally, although this distributor continued to purchase high-level disinfectants, cleaners and consumables from us and provide product service to our customers during fiscals 2008 and 2007, we have been gradually converting the sale of such high margin items to our direct sales and service force resulting in an increase in gross profit percentage.

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

Research and development expenses (which include continuing engineering costs) were $4,010,000 and $4,848,000 in fiscals 2008 and 2007, respectively. The majority of our research and development expenses related to our MDS endoscope reprocessor and specialty filtration products. The decrease in research and development expense in fiscal 2008, compared with fiscal 2007, is due to less development work on the European version of our MDS endoscope reprocessor.

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

Income taxes

The consolidated effective tax rate was 37.2% and 42.5% for fiscals 2008 and 2007, respectively. The decrease in the consolidated effective tax rate was affected principally by the geographic mix of pre-tax income and statutory tax rate reductions as described below.

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

A tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for fiscals 2008 and 2007, thereby causing our overall consolidated effective tax rate to exceed the effective tax rates in our United States and Canadian operations. Although we continued to incur an overall loss from our Netherlands operation in fiscal 2008, such loss decreased significantly compared to fiscal 2007. In fiscal 2009, we completed the restructuring of our Netherlands operation as described in Note 18 to the Consolidated Financial Statements and elsewhere in this MD&A.

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

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), assumptions used in determining fair value and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period.

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

If certain criteria are met when options are exercised, or with respect to incentive stock options the underlying shares are sold, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional capital (assuming deferred tax assets do not exist pertaining to the exercised stock options) and as a reduction of income taxes payable. In fiscals 2008 and 2007, options exercised resulted in income tax deductions that reduced income taxes payable by $895,000 and $1,137,000, respectively.

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

Liquidity and Capital Resources

Working capital

At July 31, 2009, our working capital was $49,797,000, compared with $45,639,000 at July 31, 2008.

Cash flows from operating activities

Net cash provided by operating activities was $30,992,000, $18,557,000 and $5,967,000 for fiscals 2009, 2008 and 2007, respectively. With respect to continuing operations only, net cash provided by operating activities was $30,992,000, $18,650,000 and $10,834,000 for fiscals 2009, 2008 and 2007, respectively.

In fiscal 2009, net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes) and a decrease in inventories (due to strong July sales in our Healthcare Disposables and Endoscope Reprocessing segments as well as a decrease in the cost of certain raw materials), partially offset by an increase in prepaid expenses and other current assets (due to an increase in prepaid commissions relating to service contracts in our Endoscope Reprocessing segment, as well as the timing of certain insurance premium payments).

In fiscal 2008, net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes), a decrease in accounts receivable (due to improved collections) and an increase in income taxes payable (due to timing associated with payments), partially offset by increases in inventories (due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing and Healthcare Disposables segments) and prepaid expenses (due to the prepayment of certain operating expenses primarily relating to commissions).

In fiscal 2007, net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes) and an increase in accounts payable and accrued expenses (due to increased purchases in July to meet product demand and additional compensation as a result of more personnel, including the additional sales and service personnel of our Endoscope Reprocessing operating segment). These items were partially offset by increases in (i) accounts receivable (due to strong sales in the months of July and June, including sales related to the GE Water Acquisition, and increases in customer prices in our Endoscope Reprocessing operating segment as a result of the direct sales effort) and (ii) inventories (due to planned increases in stock levels of certain products) and decreases in (i) net liabilities of discontinued operations (due to the wind-down of Carsen’s operations including substantial tax payments that were payable in fiscal 2007) and (ii) income taxes payable (due to timing associated with payments).

Cash flows from investing activities

Net cash used in investing activities was $11,450,000, $18,466,000 and $41,535,000 in fiscals 2009, 2008 and 2007, respectively. In fiscal 2009, net cash used in investing activities was primarily for the acquisition of G.E.M, a payment for an acquisition earnout to the former owners of Crosstex and capital expenditures, partially offset by proceeds from the disposal of our building in the Netherlands. In fiscal 2008, net cash used in investing activities was primarily for the acquisitions of DSI, Verimetrix and Strong Dental, a payment for an acquisition earnout to the former owners of Crosstex and capital expenditures. In fiscal 2007, net cash used in investing activities was primarily due to the acquisitions of GE Water and Twist, an earnout payment to the former owners of Crosstex and capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $13,820,000 in fiscal 2009, compared with net cash provided by financing activities of $1,882,000 and $21,082,000 in fiscals 2008 and 2007, respectively. In fiscal 2009, net cash used in financing activities was primarily attributable to repayments under our credit facilities and purchases of treasury stock, partially offset by a borrowing under our revolving credit facility and proceeds from the exercises of stock options. In fiscal 2008, net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility primarily related to the acquisitions of DSI, Verimetrix and Strong Dental and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities and purchases of treasury stock. In fiscal 2007, net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility related to the acquisition of GE Water, net of debt issuance costs and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities and purchases of treasury stock.

Repurchase of shares

In May 2008, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock under a repurchase program commencing on June 9, 2008. Under the repurchase program we repurchased shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements. The repurchase program had a one-year term that expired on June 8, 2009.

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. We repurchased an additional 43,847 shares through October 31, 2008 at a total average price per share of $9.17. No additional repurchases were made subsequent to the end of our first quarter ended October 31, 2008. Therefore, at the conclusion of the repurchase program on June 8, 2009, we had repurchased 134,547 shares under the repurchase program at a total average price per share of $9.34.

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

In fiscals 2009 and 2008, we recorded $345,000 and $365,000, respectively, in restructuring expenses, which decreased both basic and diluted earnings per share from continuing operations by approximately $0.02 in both years. The cumulative amount of such costs incurred as of July 31, 2009 was $710,000. The restructuring plan has been completed and therefore we do not expect to incur any additional restructuring costs. The decrease in the total expected restructuring expense estimated at July 31, 2008 compared to actual costs incurred in fiscal 2009 was primarily due to the significant decrease in the value of the euro in relation to the United States dollar. The majority of the restructuring costs are included in our Endoscope Reprocessing segment.

The restructuring costs recorded are as follows:

	Cost of Sales			General and Administrative Expenses
	Unsalable						Aggregate
	Inventory	Severance	Total	Severance	Other	Total	Total

Three months ended July 31, 2008:
Expense	$211,000	$64,000	$275,000	$90,000	$—	$90,000	$365,000
Inventory disposal	(96,000)	—	(96,000)	—	—	—	(96,000)
Accrued balance at July 31, 2008	115,000	64,000	179,000	90,000	—	90,000	269,000

Three months ended October 31, 2008:
Expense	10,000	129,000	139,000	132,000	—	132,000	271,000
Paid	—	—	—	(88,000)	—	(88,000)	(88,000)
Foreign currency translation	(35,000)	(16,000)	(51,000)	(12,000)	—	(12,000)	(63,000)
Accrued balance at October 31, 2008	90,000	177,000	267,000	122,000	—	122,000	389,000

Three months ended January 31, 2009:
Expense	—	37,000	37,000	25,000	12,000	37,000	74,000
Paid	—	(226,000)	(226,000)	(150,000)	(12,000)	(162,000)	(388,000)
Foreign currency translation	5,000	12,000	17,000	3,000	—	3,000	20,000
Accrued balance at January 31, 2009	95,000	—	95,000	—	—	—	95,000

Three months ended April 30, 2009:
Expense	—	—	—	—	13,000	13,000	13,000
Foreign currency translation	5,000	—	5,000	—	—	—	5,000
Accrued balance at April 30, 2009	100,000	—	100,000	—	13,000	13,000	113,000

Three months ended July 31, 2009:
Expense	(13,000)	—	(13,000)	—	—	—	(13,000)
Paid	—	—	—	—	(13,000)	(13,000)	(13,000)
Inventory disposal	(40,000)	—	(40,000)	—	—	—	(40,000)
Foreign currency translation	6,000	—	6,000	—	—	—	6,000
Accrued balance at July 31, 2009	$53,000	$—	$53,000	$—	$—	$—	$53,000

Total restructuring expenses incurred	$208,000	$230,000	$438,000	$247,000	$25,000	$272,000	$710,000

Since the above costs were recorded in our Netherlands subsidiary, which had been experiencing losses from its operations, tax benefits on the above costs were not recorded. The unsalable inventory was recorded in inventories as part of our inventory reserve and the accrued severance was recorded in compensation payable in our Consolidated Balance Sheets.

As part of the restructuring plan, we sold our Netherlands building and land on May 19, 2009 and entered into a lease for 2.5 years with the new owner so we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. At July 31, 2008, these assets had a book value of $1,808,000, net of accumulated depreciation, and were included in property and equipment in our Consolidated Balance Sheet. The sale of the building and land resulted in a gain of $146,000, which will be amortized over the life of the lease and is recorded in deferred revenue and other long-term liabilities. The rent for the full 2.5 year lease of $325,000 was paid from the sale proceeds and recorded as a prepaid expense in the Consolidated Financial Statements.

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

Cash flows attributable to discontinued operations consist solely of net cash used in operating activities of $93,000 and $4,867,000 in fiscals 2008 and 2007, respectively. In fiscal 2008, net cash used in operating activities was due to the payment of Carsen’s remaining liabilities that existed at July 31, 2007, which primarily related to various taxes. In fiscal 2007, net cash used in operating activities was primarily due to the payment of Carsen’s remaining operating costs relating to fiscal 2006, income tax payments and various wind-down costs, partially offset by the collection of the remaining receivables.

Long-term contractual obligations

As of July 31, 2009, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2010	2011	2012	2013	2014	Thereafter	Total

Maturities of the credit facilities	$10,000	$33,300	$—	$—	$—	$—	$43,300
Expected interest payments under the credit facilities (1)	1,195	119	—	—	—	—	1,314
Minimum commitments under noncancelable operating leases	3,206	2,162	1,256	799	660	2,977	11,060
Minimum commitments under noncancelable capital leases	53	14	—	—	—	—	67
Deferred compensation and other	405	406	250	32	33	166	1,292
Employment agreements	3,301	148	138	—	—	—	3,587
Total contractual obligations	$18,160	$36,149	$1,644	$831	$693	$3,143	$60,620

(1)   The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.15% and 3.70%, respectively, which were our interest rates on outstanding borrowings at July 31, 2009. Since we expect to modify our credit facilities before the expiration date of our revolving credit facility, as further explained below, the margin applicable to our interest rates on outstanding borrowings may increase during fiscal 2010.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities are recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $587,000 at July 31, 2009.

At September 18, 2009, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At September 18, 2009, the lender’s base rate was 3.25% and the LIBOR rates applicable to our outstanding borrowings ranged from 0.33% to 3.35%. The margins applicable to our outstanding borrowings at September 18, 2009 were 0.00% above the lender’s base rate and 0.75% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at September 18, 2009. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected throughout most of fiscal 2010 from any exposure associated with increasing LIBOR rates. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at September 18, 2009.

In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement on July 21, 2008 for the two-year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. This interest rate cap agreement has been designated as a cash flow hedge instrument. The cost of the interest rate cap, which was previously included in other assets, was $148,000. During fiscal 2009, the difference between the interest rate cap agreement’s amortized cost and its fair value was recorded as an unrealized loss and included in accumulated other comprehensive income. In July 2009, the interest rate cap agreement was determined to be ineffective since the interest rates on substantially all of our outstanding borrowings under our term loan facility were protected under LIBOR contracts substantially below 4.25%. Accordingly, we reclassified the $148,000 change in fair value of the interest rate cap agreement from an unrealized loss in accumulated other comprehensive income into a recognized loss in interest expense in the Consolidated Statements of Income. No further gains or losses relating to this interest rate cap agreement will occur in the future.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of July 31, 2009, we were in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On July 31, 2009, we had $43,300,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $20,000,000 and $23,300,000 under the term loan facility and the revolving credit facility, respectively. In September 2009, we repaid $2,800,000 under the revolving credit facility and $2,500,000 under our term loan facility reducing our total outstanding borrowings to $38,000,000.

The revolving portion of our credit facilities has a termination date of August 1, 2010. Although we may repay a portion of our outstanding borrowings under the revolver throughout fiscal 2010, we do not presently anticipate paying off the revolver in full by its termination date. We are in discussions with our bank syndicate regarding modifications to such facility, including an extension of the termination date, and expect to formally modify the facility before the expiration date. However, since any modification will not be completed until later in fiscal 2010, subsequent to July 31, 2009 we will be required to reclassify the entire outstanding balance of the revolver from long-term to current.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Rent expense related to operating leases for fiscal 2009 was recorded on a straight-line basis and aggregated $3,679,000, compared with $3,466,000 and $3,531,000 for fiscals 2008 and 2007, respectively.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment.  In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. In fiscal 2009, the license agreement was modified to reduce the royalty rate and remove the minimum royalty obligation.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment agreements

We have previously entered into various employment agreements with executives of the Company, including our Corporate executive staff and our subsidiary presidents. The majority of such contracts have expired or will expire in early fiscal 2010. The Compensation Committee of the Board of Directors is actively working on new agreements and has retained a third party consulting firm to provide advice on executive compensation and to assist with this process. In the interim, the Compensation Committee has agreed that in the event the employment of any of these executives is terminated by the Company without cause, the executive will continue to receive his base salary through July 31, 2010.

Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, estimated separations benefits and other related costs of approximately $720,000 were recorded in general and administrative expenses during fiscal 2008, all of which was paid in fiscal 2009.

Convertible note receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note (the “Note”) issued by BIOSAFE, Inc. (“BIOSAFE”), in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surface. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we are obligated to invest an additional $300,000 in notes of BIOSAFE, which is expected to occur in the first half of fiscal 2010.

The Note accrues interest at a per annum rate of 8% until the maturity date of June 30, 2011 or earlier exercise. The Note is convertible into a newly-created series of preferred stock of BIOSAFE. Interest is payable in shares of BIOSAFE stock, or if a next round of financing does not occur by the maturity date, in cash. If not paid by the maturity date, interest will accrue thereafter at a rate of 12% per annum. In connection with  our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest of $7,000, is included within other assets in our Consolidated Balance Sheet at July 31, 2009.

Financing needs

At July 31, 2009, we had a cash balance of $23,368,000, of which $8,275,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At September 18, 2009, $26,700,000 was available under our United States revolving credit facility, which expires on August 1, 2010.

Notwithstanding our cash position and revolving credit borrowing availability, under the terms of our credit facilities we are limited to the amount of aggregate purchase price we pay for acquisitions during the duration of the credit agreement without obtaining prior bank approval. As of July 31, 2009, the remaining purchase price available for future acquisitions without obtaining prior bank approval is approximately $2,500,000.

Foreign currency

In fiscal 2009, compared with fiscal 2008, the average value of the Canadian dollar decreased by approximately 13.5% relative to the value of the United States dollar. Additionally, at July 31, 2009 compared with July 31, 2008, the value of the Canadian dollar relative to the value of the United States dollar decreased by approximately 4.4%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 of the Consolidated Financial Statements and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affected our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

In fiscal 2009, compared with fiscal 2008, the average value of the euro decreased by approximately 8.9% relative to the value of the United States dollar. Additionally, at July 31, 2009 compared with July 31, 2008, the value of the euro relative to the United States dollar decreased by approximately 9.3%. The financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the Consolidated Financial Statements and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Additionally, changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 18 to the Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and British pound and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $2,962,000 at September 18, 2009, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on September 30, 2009. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy Canadian dollars, euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. In fiscal 2009, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar in fiscal 2009, compared with fiscal 2008, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had a favorable impact in fiscal 2009, compared with fiscal  2008, upon our net income of approximately $860,000 primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar.

For purposes of translating the balance sheet at July 31, 2009 compared with July 31, 2008, the total of the foreign currency movements resulted in a foreign currency translation loss of $2,010,000 in fiscal 2009, thereby decreasing stockholders’ equity.

Inflation

During fiscal 2008, we experienced unprecedented price increases in certain raw materials due in large part to the rising price of fuel and oil, including chemicals, paper pulp and plastics (resins and bottles), which had a significant adverse impact on our gross margins. Rising fuel and oil prices also had a significant adverse impact on distribution costs related to both the purchasing and delivery of products, which also impacted our gross margins. We implemented price increases for certain of our products, which partially offset these cost increases; however, some of our businesses (primarily the Water Purification and Filtration and Healthcare Disposables segments) were unable to obtain higher selling prices necessary to offset the full impact of such higher costs, which resulted in the loss of gross margin. In fiscal 2009, the cost of certain raw materials and distribution costs decreased compared with fiscal 2008 resulting in improved gross margins, as more fully described in “Results of Operations.”

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental, water purification and filtration and endoscope reprocessing customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $2,461,000, $1,757,000 and $1,449,000 in fiscals 2009, 2008 and 2007, respectively. The increase in volume rebates in fiscal 2009 compared with fiscal 2008 is primarily due to new terms in a recently renewed rebate arrangement with a major dental distributor in our Healthcare Disposables segment. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Inventories

Inventories consist of raw materials and finished products which are sold in the ordinary course of our business and are stated at the lower of cost (first-in, first-out) or market. In assessing the value of inventories, we must make estimates and judgments regarding reserves required for product obsolescence, aging of inventories and other issues potentially affecting the saleable condition of products. In performing such evaluations, we use historical experience as well as current market information. With few exceptions, the saleable value of our inventories has historically been within management’s expectation and provisions established, however, rapid changes in the market due to competition, technology and various other factors could have an adverse effect on the saleable value of our inventories, resulting in the need for additional reserves.

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using the average fair value results of the market multiple and discounted cash flow methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2009, management concluded that none of our intangible assets or goodwill was impaired.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted-average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2009, our reporting units that were potentially at risk for impairment were Healthcare Disposables and Specialty Packaging, which had average fair values that exceeded book value by approximately 6% and 11%, respectively. With respect to Healthcare Disposables, such average fair value was determined using future operating and cash flow assumptions that management believes to be conservative, especially in light of more recent market conditions such as the outbreak of the novel H1N1 flu (swine flu), which could have a positive impact on future results of this segment. For all of our remaining reporting units, average fair value exceeded book value by substantial amounts.

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

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. A review of our deferred tax items considers known future changes in various effective tax rates, principally in the United States. If the effective tax rate were to change in the future, particularly in the United States and to a lesser extent Canada, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments. In fiscal 2009, an increase in our Federal tax rate to 35% as well as recently enacted Canadian federal and New York State statutory tax rate reductions were applied to existing overall deferred income tax liabilities, which resulted in virtually no change in our overall effective tax rates.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of such unrecognized tax benefits originated from acquisitions and are based primarily upon management’s assessment of exposure associated with acquired companies. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions have been recorded as an increase or decrease to goodwill. Subsequent to our August 1, 2009 adoption of  SFAS 141R, the resolution of income tax uncertainties that predate or result from acquisitions will be recognized in our results of operations. Unrecognized tax benefits are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the related liability.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded approximately $345,000 and $365,000 in charges associated with exit or disposal activities in fiscals 2009 and 2008, respectively, relating to our restructuring plan for our Netherlands manufacturing operations.

Other Matters

We do not have any off balance sheet financial arrangements, other than future commitments under operating leases and employment and license agreements.

Item 7A.                                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency and Market Risk

A portion of our products in all of our business segments are exported to and imported from a variety of geographic locations, and our business could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rates of exchange of various currencies, tariff increases and import and export restrictions, affecting all of such geographies included but not limited to the United States, Canada, the European Union, the United Kingdom and the Far East.

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because the net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States and Canada had an overall favorable impact in fiscal 2009, compared with fiscal 2008, upon our net income, despite an unfavorable impact on sales, and an adverse impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar and British pound affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 18 to the Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency. Additionally, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the euro, the United States dollar and British pound had an overall favorable impact in fiscal 2009, compared with fiscal 2008, upon our net income, and had an adverse impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and British pound and (iii) the British pound relative to the United States dollar on the conversion of such net assets into functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $3,736,000 at July 31, 2009, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on August 31, 2009. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In fiscal 2009, such forward contracts were partially effective in offsetting a portion of the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar in fiscal 2009, compared with fiscal 2008, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had a favorable impact on our net income in fiscal 2009, compared with fiscal 2008, primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar, and an adverse impact upon stockholders’ equity.

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

With respect to interest rate risk, our outstanding debt is under our United States credit facilities, described elsewhere in Liquidity and Capital Resources. Such credit facilities consist of outstanding debt with fixed repayment amounts at prevailing market rates of interest, principally under LIBOR contracts ranging from one to twelve months. Therefore, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR. Such outstanding debt under our United States credit facilities was $43,300,000 and $58,300,000 at July 31, 2009 and 2008, respectively, and the average outstanding balance during fiscal 2009 and 2008 was approximately $53,000,000 and $64,000,000, respectively. During fiscals 2009 and 2008, the weighted average interest rate on outstanding debt was 3.94% and 6.48%, respectively. A 100 basis-point increase in average LIBOR interest rates would have resulted in incremental interest expense of approximately $526,000 and $644,000 during fiscals 2009 and 2008, respectively.

However, the weighted average interest rate on our outstanding debt at July 31, 2009 has decreased to 2.52% due to decreases in LIBOR rates as well as the margin applicable to our outstanding borrowings. All of our outstanding borrowings were under LIBOR contracts at July 31, 2009. The majority of such contracts were twelve-month LIBOR contracts entered into in recent months; therefore, we are substantially protected throughout most of fiscal 2010 from any exposure associated with increasing LIBOR rates.

We are in discussions with our bank syndicate regarding modifications to our revolving credit facility, including an extension of the termination date, and expect to formally modify the facility before its expiration. Due to current market conditions, a modification of our credit facilities will likely result in an increase of our margins above the lender’s base rate and LIBOR, which may adversely affect our fiscal 2010 results of operations. In addition, depending upon the structure of the modification, we may be required to write-off certain deferred financing costs that are recorded in other assets and are currently being amortized over the life of the credit facilities.

Our other long-term liabilities would not be materially affected by an increase in interest rates. We also maintained a cash balance of $23,368,000 at July 31, 2009 which is either maintained in cash or invested in low risk and low return cash equivalents such as short-term guaranteed investment certificates issued by various Canadian banks, Canadian Treasury bills and United States money market funds with leading banking institutions. An increase in interest rates would generate additional interest income for us from these low risk cash equivalents, which would partially offset the adverse impact of the additional interest expense.

With respect to foreign currency exchange rates, we are principally impacted by changes in the Canadian dollar, euro and British pound as these currencies relate to the United States dollar. We use a sensitivity analysis to assess the market risk associated with our foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates.

Our Canadian subsidiaries and Netherlands subsidiary have net assets in currencies (principally United States dollars) other than their functional Canadian and Euro currency, which must be converted into its functional currency, thereby giving rise to realized foreign exchange gains and losses. Similarly, our United States subsidiaries have net assets in currencies (principally euros and British pounds) other than their functional United States currency, which must be converted into its functional currency, thereby giving rise to realized foreign exchange gains and losses. Therefore, our Canadian subsidiaries, Netherlands subsidiary and United States subsidiaries are exposed to risk if the value of the Canadian dollar, euro and British pound appreciates relative to the United States dollar. For fiscals 2009 and 2008, a uniform 15% increase in the Canadian dollar, euro and British pound relative to the United States dollar would have resulted in aggregate realized losses (after tax) of approximately $350,000 and $250,000, respectively. However, since certain of our subsidiaries use foreign currency forward contracts to hedge against the impact of fluctuations of the Canadian dollar, euro and British pound relative to the United States dollar, realized losses relating to the fluctuation of those currencies would be partially offset by gains on the foreign currency forward contracts.

In addition to the above, adverse changes in foreign currency exchange rates impact the translation of our financial statements. For fiscals 2009 and 2008, a uniform 15% adverse movement in foreign currency rates would have resulted in realized losses (after tax) of approximately $880,000 and $630,000, respectively, due to the translation of the results of operations of foreign subsidiaries (adverse changes would be caused by appreciation of either the Canadian dollar or the euro relative to the United States dollar). However, such a change in foreign currency rates would have resulted in an unrealized gain on our net investment in foreign subsidiaries of $2,648,000 and $4,762,000 in fiscals 2009 and 2008, respectively. Such an unrealized gain would be recorded in accumulated other comprehensive income in our stockholders’ equity. Conversely, if the Canadian dollar and the euro depreciated by 15% relative to the United States dollar, we would have recognized realized gains (after tax) of approximately $880,000 and $630,000 in fiscals 2009 and 2008, respectively, and unrealized losses of $2,648,000 and $4,762,000 in fiscals 2009 and 2008, respectively, on our net investment in foreign subsidiaries. However, since we view these investments as long-term, we would not expect such unrealized losses to be realized in the near term.

The aggregate adverse impact, net of tax, to our results of operations of a uniform 15% increase in foreign currency exchange rates, as described above, due to both financial statement translation and functional currency conversion would have been $1,230,000 and $880,000 for fiscals 2009 and 2008, respectively, partially offset by the affect of our foreign currency forward contracts.

Item 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements, which is Item 15(a), and the Consolidated Financial Statements and schedule included in this Report.

Item 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2009.

Our independent auditors, Ernst & Young LLP, have issued an attestation report on our internal control over financial reporting, which is included below.

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

We have audited Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cantel Medical Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cantel Medical Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cantel Medical Corp. as of July 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ending July 31, 2009 of Cantel Medical Corp. and our report dated October 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

October 14, 2009

Item 9B.                                                  OTHER INFORMATION.

None.

PART III

Item 10.                                                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2009 Annual Meeting of Stockholders of the Registrant, except for the following:

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

Item 11.                                                    EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2009 Annual Meeting of Stockholders of the Registrant.

Item 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2009 Annual Meeting of Stockholders of the Registrant, except for the following:

The following table shows, as of July 31, 2009, the number of options or other awards currently outstanding, as well as the number of shares remaining available for grant under our existing option plans. No further grants may be made from the 1997 Employee Stock Option Plan or 1998 Directors’ Stock Option Plan. For these plans, therefore, the table shows only the number of options outstanding:

	Outstanding	Nonvested	Available
Plan	Options	Restricted Shares	for Grant

2006 Equity Incentive Plan - Options	528,821	—	641,750
2006 Equity Incentive Plan - Restricted Shares	—	226,328	124,921
1997 Employee Stock Option Plan	893,276	—	—
1998 Directors’ Stock Option Plan	83,625	—	—
	1,505,722	226,328	766,671

Item 13.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2009 Annual Meeting of Stockholders of the Registrant.

Item 14.                                                    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2009 Annual Meeting of Stockholders of the Registrant.

PART IV

Item 15.                                                    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)                                  The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

1.                                  Consolidated Financial Statements:

(i)                                     Report of Independent Registered Public Accounting Firm.

(ii)                                  Consolidated Balance Sheets as of July 31, 2009 and 2008.

(iii)                               Consolidated Statements of Income for the years ended July 31, 2009, 2008 and 2007.

(iv)                              Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended July 31, 2009, 2008 and 2007.

(v)                                 Consolidated Statements of Cash Flows for the years ended July 31, 2009, 2008 and 2007.

(vi)                              Notes to Consolidated Financial Statements.

2.                                  Consolidated Financial Statement Schedules:

(i)                                     Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2009, 2008 and 2007.

All other financial statement schedules are omitted since they are not required, not applicable, or the information has been included in the Consolidated Financial Statements or Notes thereto.

3.                               Exhibits:

2(a) - Stock Purchase Agreement dated as of August 1, 2005 among Registrant, Crosstex International, Inc. and Frank Richard Orofino, Jr. (Incorporated herein by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on August 5, 2005 8-K [the “August 5, 2005 8-K”].)

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

2(e) - Asset Purchase Agreement dated as of March 30, 2007 between GE Osmonics, Inc. and Mar Cor Purification, Inc. (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated April 4, 2007 [the “April 2007 8-K”].)

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

3(n) - Registrant’s By-Laws adopted April 24, 2002. (Incorporated herein by reference to Exhibit 3(m) to Registrant’s 2002 10-K.)

10(a) - Registrant’s 1997 Employee Stock Option Plan. (Incorporated herein by reference to Annex B to Registrant’s 2004 Definitive Proxy Statement on Schedule 14A.)

10(b) - Form of Incentive Stock Option Agreement under Registrant’s 1997 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10(t) to Registrant’s 1997 Annual Report on Form 10-K.)

10(c) - Registrant’s 1998 Directors’ Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10(ee) to Registrant’s  2005 Annual Report on Form 10-K.)

10(d) - Form of Quarterly Stock Option Agreement under the Registrant’s 1998 Directors’ Stock Option Plan. (Incorporated herein by reference to Exhibit 10(hh) to Registrant’s 2000 10-K.)

10(e) - Form of Annual Stock Option Agreement under the Registrant’s 1998 Directors’ Stock Option Plan. (Incorporated herein by reference to Exhibit 10(ii) to Registrant’s 2000 10-K.)

10(f) – 2006 Equity Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10(j) to Registrants’ 2008 Annual Report on Form 10-K [the “2008 10-K”].)

10(g) - Form of Stock Option Agreement under Registrant’s 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10(k) to Registrant’s 2008 10-K.)

10(h) - Form of Restricted Stock Agreement under the Registrant’s 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10(l) to Registrant’s 2008 10-K.)

10(i) - Employment Agreement, dated as of August 30, 2004, between the Registrant and Andrew A. Krakauer. (Incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated August 30, 2004.)

10(j) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Craig A. Sheldon. (Incorporated herein by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated January 21, 2005 [the “January 21, 2005 8-K”].)

10(k) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Seth R. Segel. (Incorporated herein by reference to Exhibit 2 to Registrant’s January 21, 2005 8-K.)

10(l) - Employment Agreement, dated as of November 1, 2004, between the Registrant and Steven C. Anaya. (Incorporated herein by reference to Exhibit 3 to Registrant’s January 21, 2005 8-K.)

10(m) - Employment Agreement, dated as of January 1, 2005, between the Registrant and Eric W. Nodiff. (Incorporated herein by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K dated January 7, 2005.)

10(n) - Employment Agreement, dated as of November 1, 2004, between Minntech Corporation and Roy K. Malkin. (Incorporated herein by reference to Exhibit 4 to Registrant’s January 21, 2005 8-K.)

10(o) - Employment Agreement, dated as of August 28, 2006, between Mar Cor Purification, Inc. and Curtis Weitnauer. (Incorporated herein by reference to Exhibit 10(z) to the Registrant’s 2007 10-K.)

10(p) - Employment Agreement, dated as of August 1, 2008, between Crosstex International, Inc. and Gary Steinberg. (Incorporated herein by reference to Exhibit 10(t) to Registrant’s 2008 10-K.)

10(q) - Letter from Chairman of Compensation Committee to President regarding compensation of executive officers. (Incorporated herein by reference to Exhibit 10(u) to Registrant’s 2008 10-K.)

10(r) - Amended and Restated Credit Agreement dated as of August 1, 2005 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager). (Incorporated herein by reference to Exhibit 10.1 to Registrant’s August 5, 2005 8-K.)

10(s) - First Amendment to Credit Agreement dated April 19, 2006 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager). (Incorporated herein by reference to Exhibit 10(m) to Registrant’s 2007 10-K.)

10(t) - Second Amendment to Credit Agreement dated November 17, 2006 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager).  (Incorporated herein by reference to Exhibit 10(b) to Registrant’s April 30, 2007 Quarterly Report on Form 10-Q [the “April 2007 10-Q”].)

10(u) - Third Amendment to Credit Agreement dated March 29, 2007 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager).  (Incorporated herein by reference to Exhibit 10(c) to the Registrant’s April 2007 10-Q.)

10(v) - Fourth Amendment to Credit Agreement dated May 17, 2007 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager).  (Incorporated herein by reference to Exhibit 10(d) to the Registrant’s April 2007 10-Q.)

10(w) - Letter Agreement dated as of December 18, 2006 between the Company and Andrew A. Krakauer. (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 22, 2006 [the “December 2006 8-K”].)

10(x) - Letter Agreement dated as of December 18, 2006 between the Company and Eric W. Nodiff. (Incorporated herein by reference to Exhibit 10.3 to Registrant’s December 2006 8-K.)

10(y) - Letter Agreement dated as of December 18, 2006 between the Company and Seth R. Segel. (Incorporated herein by reference to Exhibit 10.4 to Registrant’s December 2006 8-K.)

10(z) - Letter Agreement dated as of December 18, 2006 between the Company and Craig A. Sheldon. (Incorporated herein by reference to Exhibit 10.5 to Registrant’s December 2006 8-K.)

10(aa) - Letter Agreement dated as of December 18, 2006 between the Company and Steven C. Anaya. (Incorporated herein by reference to Exhibit 10.6 to Registrant’s December 2006 8-K.)

10(bb) - Letter Agreement dated as of December 18, 2006 between Minntech Corporation and Roy K. Malkin. (Incorporated herein by reference to Exhibit 10.7 to Registrant’s December 2006 8-K.)

10(cc) - Product Supply Agreement dated as of March 30, 2007 between GE Osmonics, Inc. and Mar Cor Purification, Inc. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s April 2007 8-K.)

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

CANTEL MEDICAL CORP.

Date: October 14, 2009	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	October 14, 2009
Charles M. Diker, a Director and Chairman of the Board

/s/ George L. Fotiades	Date:	October 14, 2009
George L. Fotiades, a Director
and Vice Chairman of the Board

/s/ Robert L. Barbanell	Date:	October 14, 2009
Robert L. Barbanell, a Director

/s/ Alan R. Batkin	Date:	October 14, 2009
Alan R. Batkin, a Director

/s/ Joseph M. Cohen	Date:	October 14, 2009
Joseph M. Cohen, a Director

/s/ Mark N. Diker	Date:	October 14, 2009
Mark N. Diker, a Director

/s/ Alan J. Hirschfield	Date:	October 14, 2009
Alan J. Hirschfield, a Director

/s/ Andrew A. Krakauer	Date:	October 14, 2009
Andrew A. Krakauer, a Director and President & CEO

/s/ Bruce Slovin	Date:	October 14, 2009
Bruce Slovin, a Director

CANTEL MEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. (and subsidiaries) as of July 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2009. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. (and subsidiaries) at July 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

October 14, 2009

CANTEL MEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

	July 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$23,368	$18,318
Accounts receivable, net of allowance for doubtful accounts of $1,080 in 2009 and $1,021 in 2008	30,450	30,316
Inventories	29,200	31,802
Deferred income taxes	1,898	1,565
Prepaid expenses and other current assets	3,994	2,560
Total current assets	88,910	84,561

Property and equipment, at cost:
Land, buildings and improvements	19,846	20,645
Furniture and equipment	43,100	41,138
Leasehold improvements	1,690	1,443
	64,636	63,226
Less accumulated depreciation and amortization	(28,668)	(25,306)
	35,968	37,920
Intangible assets, net	37,042	41,254
Goodwill	114,995	113,958
Other assets	956	1,497
	$277,871	$279,190

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10,000	$8,000
Accounts payable	8,948	9,723
Compensation payable	10,431	7,175
Earnout payable	157	4,295
Accrued expenses	6,583	6,739
Deferred revenue	2,819	2,920
Income taxes payable	175	70
Total current liabilities	39,113	38,922

Long-term debt	33,300	50,300
Deferred income taxes	16,378	18,503
Other long-term liabilities	1,964	2,753

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; issued 2009 - 17,883,873 shares, outstanding 2009 - 16,643,727 shares; issued 2008-17,519,581 shares, outstanding 2008 - 16,370,844 shares	1,788	1,752
Additional paid-in capital	87,169	81,475
Retained earnings	102,103	86,534
Accumulated other comprehensive income	8,281	10,291
Treasury Stock, 2009 - 1,240,146 shares at cost; 2008 -1,148,737 shares at cost	(12,225)	(11,340)
Total stockholders’ equity	187,116	168,712
	$277,871	$279,190

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended July 31,
	2009	2008	2007

Net sales	$260,050	$249,374	$219,044

Cost of sales	160,571	161,748	140,032

Gross profit	99,479	87,626	79,012

Expenses:
Selling	30,398	28,636	23,818
General and administrative	36,998	37,013	33,507
Research and development	4,632	4,010	4,848
Total operating expenses	72,028	69,659	62,173

Income from continuing operations before interest and income taxes	27,451	17,967	16,839

Interest expense	2,639	4,631	3,508
Interest income	(144)	(515)	(771)

Income from continuing operations before income taxes	24,956	13,851	14,102

Income taxes	9,387	5,158	5,998

Income from continuing operations	15,569	8,693	8,104

Income from discontinued operations, net of tax	—	—	342

Net income	$15,569	$8,693	$8,446

Earnings per common share:
Basic:
Continuing operations	$0.96	$0.54	$0.52
Discontinued operations	—	—	0.02
Net income	$0.96	$0.54	$0.54
Diluted:
Continuing operations	$0.94	$0.53	$0.50
Discontinued operations	—	—	0.02
Net income	$0.94	$0.53	$0.52

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollar amounts in Thousands, Except Share Data)

Years Ended July 31, 2009, 2008 and 2007

	Common Stock				Accumulated
	Number of		Additional		Other	Treasury	Total	Total
	Shares		Paid-in	Retained	Comprehensive	Stock,	Stockholders’	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income	at Cost	Equity	Income

Balance, July 31, 2006	15,399,102	$1,615	$69,171	$69,395	$6,715	$(6,091)	$140,805
Exercises of options	704,185	80	5,071			(1,515)	3,636
Repurchases of shares	(161,800)					(2,215)	(2,215)
Stock-based compensation			1,482				1,482
Issuance of restricted stock	175,000	18	(18)				—
Income tax benefit from exercises of stock options			1,137				1,137
Translation adjustment, net of $313 in tax					1,779		1,779	$1,779
Net income				8,446			8,446	8,446
Total comprehensive income for fiscal 2007								$10,225
Balance, July 31, 2007	16,116,487	1,713	76,843	77,841	8,494	(9,821)	155,070

Exercises of options	245,978	29	1,786			(664)	1,151
Repurchases of shares	(90,700)					(855)	(855)
Stock-based compensation			1,961				1,961
Issuance of restricted stock	130,500	13	(13)				—
Cancellation of restricted stock	(31,421)	(3)	3				—
Income tax benefit from exercises of stock options and vesting of restricted stock			895				895
Translation adjustment, net of $363 in tax					1,797		1,797	$1,797
Net income				8,693			8,693	8,693
Total comprehensive income for fiscal 2008								$10,490
Balance, July 31, 2008	16,370,844	1,752	81,475	86,534	10,291	(11,340)	168,712

Exercises of options	215,730	26	1,772			(483)	1,315
Repurchases of shares	(43,847)					(402)	(402)
Stock-based compensation			3,187				3,187
Issuance of restricted stock	101,000	10	(10)				—
Income tax benefit from exercises of stock options and vesting of restricted stock			745				745
Translation adjustment, net of $352 in tax					(2,010)		(2,010)	$(2,010)
Net income				15,569			15,569	15,569
Total comprehensive income for fiscal 2009								$13,559
Balance, July 31, 2009	16,643,727	$1,788	$87,169	$102,103	$8,281	$(12,225)	$187,116

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2009	2008	2007

Cash flows from operating activities
Net income	$15,569	$8,693	$8,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,217	6,058	5,347
Amortization	5,152	5,674	4,892
Stock-based compensation expense	3,187	1,961	1,482
Amortization of debt issuance costs	549	377	350
Loss on disposal of fixed assets	52	126	25
Deferred income taxes	(1,955)	(1,977)	(2,369)
Excess tax benefits from stock-based compensation	(267)	(434)	(706)
Changes in assets and liabilities:
Accounts receivable	(185)	1,189	(6,334)
Inventories	2,298	(3,343)	(1,347)
Prepaid expenses and other current assets	(1,405)	(1,052)	(117)
Assets of discontinued operations	—	—	2,137
Accounts payable, deferred revenue and accrued expenses	953	(378)	2,623
Income taxes payable	827	1,756	(1,118)
Liabilities of discontinued operations	—	(93)	(7,344)
Net cash provided by operating activities	30,992	18,557	5,967

Cash flows from investing activities
Capital expenditures	(4,215)	(4,983)	(5,529)
Proceeds from disposal of fixed assets	1,669	23	61
Earnout paid to Crosstex sellers	(3,666)	(3,667)	(3,667)
Acquisition of GE Water	—	—	(30,506)
Acquisition of Twist	(629)	(15)	(1,900)
Acquisition of DSI	—	(1,250)	—
Acquisition of Strong Dental, net of cash acquired	—	(3,711)	—
Acquisition of Verimetrix	—	(4,906)	—
Acquisition of G.E.M.	(4,414)	—	—
Purchase of convertible note receivable	(200)	—	—
Other, net	5	43	6
Net cash used in investing activities	(11,450)	(18,466)	(41,535)

Cash flows from financing activities
Borrowings under revolving credit facilities, net of debt issuance costs	3,500	15,050	30,500
Repayments under term loan facility	(8,000)	(6,000)	(4,000)
Repayments under revolving credit facility	(10,500)	(7,750)	(7,500)
Proceeds from exercises of stock options	1,315	1,151	3,636
Excess tax benefits from stock-based compensation	267	434	706
Purchase of interest rate cap	—	(148)	—
Purchases of treasury stock	(402)	(855)	(2,260)
Net cash (used in) provided by financing activities	(13,820)	1,882	21,082

Effect of exchange rate changes on cash and cash equivalents	(672)	485	448

Increase (decrease) in cash and cash equivalents	5,050	2,458	(14,038)
Cash and cash equivalents at beginning of year	18,318	15,860	29,898
Cash and cash equivalents at end of year	$23,368	$18,318	$15,860

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2009, 2008 and 2007

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

•                  Endoscope Reprocessing: Medical device reprocessing systems, disinfectants, enzymatic detergents and other supplies used to clean and high-level disinfect flexible endoscopes.

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

Most of our equipment, consumables and supplies are used to help prevent or control the occurrence or spread of infections.

Cantel had five principal operating companies during fiscals 2009, 2008 and 2007, Minntech Corporation (“Minntech”), Crosstex International Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

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

On March 30, 2007, we purchased certain net assets of GE Water & Process Technologies’ water dialysis business (the “GE Water Acquisition” or “GE Water”), as more fully described in Note 3 to the Consolidated Financial Statements. Since the GE Water Acquisition was completed on March 30, 2007, its results of operations are included in our results of operations in fiscals 2009 and 2008 and for the portion of fiscal 2007 subsequent to March 30, 2007. GE Water is included in our Water Purification and Filtration operating segment.

On July 9, 2007, we acquired the net assets of Twist 2 It Inc. (“Twist”), as more fully described in Note 3 to the Consolidated Financial Statements. The Twist acquisition had an insignificant affect on our results of operations in fiscals 2009 and 2008 due to the small size of this business and with respect to fiscal 2007, its inclusion for only a portion of one month. Twist is included in our Healthcare Disposables operating segment.

We acquired certain net assets of Dialysis Services, Inc. (“DSI”) on August 1, 2007 and Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and all of the issued and outstanding stock of Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Consolidated Financial Statements. The acquisitions of DSI, Verimetrix and Strong Dental had an overall insignificant affect on our results of operations in fiscal 2009 and the portion of fiscal 2008 subsequent to their respective acquisition dates due to the small size of these businesses. Their results of operations are not reflected in fiscal 2007. DSI, Verimetrix and Strong Dental are included in the Water Purification and Filtration, Endoscope Reprocessing and Healthcare Disposables segments, respectively.

On July 31, 2009, we acquired certain net assets of G.E.M. Water Systems Int’l, LLC (“G.E.M.”), as more fully described in Note 3 to the Consolidated Financial Statements. Its results of operations are not included in our results of operations for any of the periods presented, but its net assets are included in our Consolidated Balance Sheet at July 31, 2009. G.E.M. will be included in our Water Purification and Filtration segment.

Certain items in previously presented financial statements have been reclassified to conform to the presentation of the July 31, 2009 financial statements. These reclassifications relate to income taxes payable and accrued expenses in the Consolidated Balance Sheets.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental, water purification and filtration and endoscope reprocessing customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $2,461,000, $1,757,000 and $1,449,000 in fiscals 2009, 2008 and 2007, respectively. The increase in volume rebates in fiscal 2009, compared with fiscal 2008, is primarily due to new terms in a recently renewed rebate arrangement with a major dental distributor in our Healthcare Disposables segment. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Inventories

Inventories consist of raw materials and finished products which are sold in the ordinary course of our business and are stated at the lower of cost (first-in, first-out) or market. In assessing the value of inventories, we must make estimates and judgments regarding reserves required for product obsolescence, aging of inventories and other issues potentially affecting the saleable condition of products. In performing such evaluations, we use historical experience as well as current market information.

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 5-32 years for buildings and improvements and the shorter of the life of the asset or the life of the lease for leasehold improvements. The depreciation and amortization expense related to property and equipment for fiscals 2009, 2008 and 2007 was $6,217,000, $6,058,000 and $5,347,000, respectively.

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using the average fair value results of the market multiple and discounted cash flow methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2009, management concluded that none of our intangible assets or goodwill was impaired.

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

Other Assets

Debt issuance costs associated with the credit facilities are amortized to interest expense over the life of the credit facilities. In conjunction with the amended and restated credit facilities dated August 1, 2005, as more fully described in Note 8 to the Consolidated Financial Statements, we incurred additional debt issuance costs of approximately $1,426,000, of which $160,000 of third-party costs was recorded in general and administrative expenses during the first three months of fiscal 2006 in accordance with applicable accounting rules. The remaining $1,266,000 of costs is being amortized over the life of the credit facilities. As of July 31, 2009 and 2008, such debt issuance costs, net of related amortization, were included in other assets and amounted to $587,000 and $960,000, respectively.

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

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we would record under SFAS 123R may differ significantly from what we have recorded in the current period.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded approximately $345,000 and $365,000 in charges associated with exit or disposal activities in fiscals 2009 and 2008, respectively, relating to our restructuring plan for our Netherlands manufacturing operations.

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

Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $1,483,000, $1,186,000 and $1,032,000 for fiscals 2009, 2008 and 2007, respectively.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. A review of our deferred tax items considers known future changes in various effective tax rates, principally in the United States. If the effective tax rate were to change in the future, particularly in the United States and to a lesser extent Canada, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments. In fiscal 2009, an increase in our Federal tax rate to 35% as well as recently enacted Canadian federal and New York State statutory tax rate reductions were applied to existing overall deferred income tax liabilities, which resulted in virtually no change in our overall effective tax rates.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of such unrecognized tax benefits originated from acquisitions and are based primarily upon management’s assessment of exposure associated with acquired companies. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions have been recorded as an increase or decrease to goodwill. Subsequent to our August 1, 2009 adoption of  SFAS 141R, the resolution of income tax uncertainties that predate or result from acquisitions will be recognized in our results of operations. Unrecognized tax benefits are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the related liability.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. With limited exceptions, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore was adopted by us on August 1, 2009. The adoption of SFAS 168 had no impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosures of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not effect on our financial position or results of operation. In accordance with SFAS 165, the Company performed a review of events subsequent to July 31, 2009 through October 14, 2009, the date the financial statements were issued. Based upon that review, no subsequent events occurred that required updating to our Consolidated Financial Statements or disclosures.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-

1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, the guidance amends APB Opinion No. 28, “Interim Financial Reporting,” and requires those disclosures in summarized financial information at interim reporting periods. The provisions of FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 and therefore were adopted on May 1, 2009. As FSP 107-1 and APB 28-1 relate specifically to disclosures, these standards had no impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended  (“SFAS 133”) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 also requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires cross-referencing within the footnotes. This statement also suggests disclosing the fair values of derivative instruments and their gains and losses in a tabular format. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and therefore was adopted on February 1, 2009. As SFAS 161 relates specifically to disclosures, this standard had no impact on our financial position or results of operations, but did increase certain disclosures of our hedging activities, as indicated in Note 5 to the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for business combinations that occur during or after fiscal years beginning after December 15, 2008 and therefore was adopted on August 1, 2009. The adoption of SFAS 141R did not have a material effect on our financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1), which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and therefore is effective for our first quarter in fiscal 2010. We are currently in the process of evaluating the impact of FSP EITF 03-6-1 on our earnings per share calculation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a definition of fair value, provides a framework for measuring fair value and expands the disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and therefore was adopted on August 1, 2008 with respect to recorded financial assets and financial liabilities. In February 2008, FASB Staff Position No. 157-2, “Effective Date of Statement 157,” was issued which delays the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and liabilities. We adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities on August 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our our financial position or results of operations.

3.             Acquisitions

Fiscal 2009

G.E.M. Water Systems Int’l, LLC

On July 31, 2009, we purchased substantially all of the assets, including the building housing its operations, of G.E.M., a private company with pre-acquisition annual revenues of approximately $3,500,000 based in Buena Park, California that designs, installs and services high quality water and bicarbonate systems for use in dialysis clinics, hospitals and other healthcare facilities. The total consideration for the transaction, including transaction costs, was $4,468,000. Such consideration may be adjusted to reflect the final net asset value of the assets purchased, which adjustment is expected to be insignificant.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$681,000
Property, plant and equipment	1,975,000
Amortizable intangible assets - customer relationships (9-year life)	951,000
Non-amortizable intangible assets - trade names (indefinite life)	203,000
Current liabilities	(808,000)
Net assets acquired	$3,002,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $1,466,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Water Purification and Filtration reporting segment.

The principal reason for the acquisition was the strengthening of our sales and service presence and base of business in California with a significant concentration of dialysis clinics and healthcare institutions.

Since the acquisition of G.E.M. occurred on the last day of our fiscal 2009, its results of operations are excluded from fiscals 2009, 2008 and 2007, but its net assets are included in our Consolidated Balance Sheet at July 31, 2009. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Fiscal 2008

Strong Dental Products, Inc.

On September 26, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing all of the issued and outstanding stock of Strong Dental, a private company with pre-acquisition annual revenues of approximately $1,000,000 that designs, markets and sells comfort cushioning and infection control covers for x-ray film and digital x-ray sensors. The total consideration for the transaction, including transactions costs and assumption of debt, was $4,017,000. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $700,000 contingent upon the achievement of a specified revenue target over a three year period. As of July 31, 2009, none of the additional consideration had been earned.

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

Verimetrix, LLC

On September 17, 2007, we expanded our product offerings in our Endoscope Reprocessing (Medivators®) segment by purchasing certain net assets from Verimetrix, a private company with pre-acquisition annual revenues of $2,000,000 that designs, markets and sells the Veriscan™ System, an endoscope leak and fluid detection device. The total consideration for the transaction, including transaction costs, was $4,906,000. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $4,025,000 contingent upon the achievement of a specified cumulative revenue target over a six year period. As of July 31, 2009, none of the additional consideration had been earned.

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

The acquisitions of DSI, Verimetrix and Strong Dental are included in our results of operations in fiscal 2009 and the portion of fiscal 2008 subsequent to the respective acquisition dates and excluded from fiscal 2007. These acquisitions had an insignificant effect on our results of operations due to the small size of these businesses. Pro forma consolidated statements of income data for fiscals 2008 and 2007 have not been presented due to the insignificant impact of these acquisitions individually and in the aggregate.

Fiscal 2007

Twist 2 It Inc.

On July 9, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing certain assets of Twist, the owner of a unique, patented, disposable prophy angle for the cleaning and polishing of teeth that eliminates the splatter of saliva, blood and other potential infectious matter. The acquired business had pre-acquisition annual revenues of approximately $1,300,000 and was purchased for $1,915,000, including transaction costs. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $2,043,000 contingent upon the achievement of specified revenue targets over a two year period. For the post acquisition periods ended July 31, 2009 and 2008, additional purchase price of approximately $157,000 and $629,000, respectively, were earned by the sellers  bringing the aggregate earned purchase price to $2,701,000. The additional earnout purchase price for fiscals 2009 and 2008 was reflected in the accompanying Consolidated Balance Sheets as additional goodwill and earnout payable at July

31, 2009 and 2008. Additional earnout purchase price is no longer available to the sellers.

Due to the small size of this acquisition, it had an insignificant impact on our results of operations in fiscals 2009 and 2008 and virtually no impact on our results of operations for fiscal 2007 since the acquisition occurred during the last month of fiscal 2007. Pro forma consolidated statement of income data for fiscal 2007 has not been presented due to the insignificant impact of this acquisition.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Inventories	$32,000
Amortizable intangible assets:
Patents (12-year life)	627,000
Customer relationships (1-year life)	25,000
Branded products (12-year life)	97,000
Net assets acquired	$781,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $1,920,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Healthcare Disposables reporting segment.

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

For the four months ended July 31, 2007 since its acquisition on March 30, 2007, GE Water contributed $6,949,000 to our net sales and $2,004,000 to gross profit (inclusive of $56,000 of amortization included within cost of sales related to the step-up in the value of inventories.) Pro forma consolidated statements of income data for fiscal 2007 have not been presented due to the unavailability of pre-acquisition GE Water financial statements, since GE did not maintain separate financial statements related to these purchased assets.

4.             Inventories

A summary of inventories is as follows:

	July 31,
	2009	2008

Raw materials and parts	$10,980,000	$12,615,000
Work-in-process	3,074,000	3,544,000
Finished goods	15,146,000	15,643,000
Total	$29,200,000	$31,802,000

5.             Financial Instruments

We account for derivative instruments and hedging activities in accordance with SFAS 133, which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of July 31, 2009, all of our derivatives were designated as hedges in accordance with SFAS 133.

Changes in the value of (i) the Canadian dollar against the United States dollar, (ii) the euro against the United States dollar and British pound and (iii) the British pound relative to the United States dollar affect our results of operations because a portion of the net assets of our Canadian subsidiaries (which are reported in our Specialty Packaging and Water Purification and Filtration segments) and Minntech’s Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars or British pounds but must be converted into its functional Canadian dollar or euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as further described in Note 18 to the Consolidated Financial Statements, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and British pound and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $3,736,000 at July 31, 2009, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on August 31, 2009. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In fiscal 2009, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Despite the use of these forward contracts, the functional currency conversion loss recognized in net income relating to these hedging contracts was approximately $200,000, net of tax, in fiscal 2009 and was primarily due to the timing of our cash repatriation from the Netherlands and the weakening of the euro and British pound relative to the United States dollar. Gains and losses related to the hedging contracts to buy Canadian dollars, euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

The interest rate on outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 8 to the Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into an interest rate cap agreement on July 21, 2008 for the two-year period beginning June 30, 2009 and ending June 30, 2011 initially covering $20,000,000 of borrowings under the term loan facility (and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule of our term loan facility), which caps three-month LIBOR on this portion of outstanding borrowings at 4.25%. This interest rate cap agreement has been designated as a cash flow hedge instrument. The cost of the interest rate cap, which was previously included in other assets, was $148,000. During fiscal 2009, the difference between the interest rate cap agreement’s amortized cost and its fair value was recorded as an unrealized loss and included in accumulated other comprehensive income. In July 2009, the interest rate cap agreement was determined to be ineffective since the interest rates on substantially all of our outstanding borrowings under our term loan facility were protected under LIBOR contracts substantially below 4.25%. Accordingly, we reclassified the $148,000 change in fair value of the interest rate cap agreement from an unrealized loss in accumulated other comprehensive income into a recognized loss in interest expense in the Consolidated Statements of Income. No further gains or losses relating to this interest rate cap agreement will occur in the future.

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

As of July 31, 2009, the fair value of the interest rate cap agreement referred to above was zero based on an observable market price applied to the specific terms of the interest rate cap agreement as calculated by a banking institution, and is classified within Level 2 of the fair value hierarchy.

As of July 31, 2009, the fair values of the Company’s assets measured on a recurring basis were categorized as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equilavents:
Bank deposits and certificates of deposit	$11,821,000	$—	$—	$11,821,000
Money markets	11,547,000	—	—	11,547,000
Total cash and cash equilavents	$23,368,000	$—	$—	$23,368,000
Interest rate cap agreement	—	—	—	—
Total assets measured on a reoccuring basis	$23,368,000	$—	$—	$23,368,000

As of July 31, 2009 and 2008, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. We believe that as of July 31, 2009, the fair value of our outstanding borrowings under our credit facilities approximates the carrying value of those obligations since the borrowing rates are comparable to market interest rates.

6.             Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $5,152,000, $5,674,000 and $4,892,000 for fiscals 2009, 2008 and 2007, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	July 31, 2009
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$26,977,000	$(10,592,000)	$16,385,000
Technology	9,345,000	(5,304,000)	4,041,000
Brand names	9,546,000	(3,798,000)	5,748,000
Non-compete agreements	1,863,000	(1,223,000)	640,000
Patents and other registrations	1,140,000	(221,000)	919,000
	48,871,000	(21,138,000)	27,733,000
Trademarks and tradenames	9,309,000	—	9,309,000
Total intangible assets	$58,180,000	$(21,138,000)	$37,042,000

	July 31, 2008
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$28,669,000	$(10,341,000)	$18,328,000
Technology	9,622,000	(4,602,000)	5,020,000
Brand names	9,546,000	(2,768,000)	6,778,000
Non-compete agreements	2,032,000	(1,080,000)	952,000
Patents and other registrations	1,134,000	(148,000)	986,000
	51,003,000	(18,939,000)	32,064,000
Trademarks and tradenames	9,190,000	—	9,190,000
Total intangible assets	$60,193,000	$(18,939,000)	$41,254,000

Estimated annual amortization expense of our intangible assets for the next five years is as follows:

Year Ending July 31,
2010	$5,045,000
2011	4,740,000
2012	4,275,000
2013	4,202,000
2014	4,016,000

Goodwill changed during fiscals 2009 and 2008 as follows:

	Water
	Purification	Healthcare		Endoscope		Total
	and Filtration	Disposables	Dialysis	Reprocessing	All Other	Goodwill

Balance, July 31, 2007	$36,641,000	$43,011,000	$8,155,000	$6,500,000	$7,766,000	$102,073,000
Acquisitions	857,000	3,167,000	—	3,148,000	—	7,172,000
Earnout on acquisitions	—	4,295,000	—	—	—	4,295,000
Adjustments primarily relating to income tax exposure of acquisitions	(61,000)	—	(22,000)	—	(3,000)	(86,000)
Foreign currency translation	225,000	—	—	—	279,000	504,000
Balance, July 31, 2008	37,662,000	50,473,000	8,133,000	9,648,000	8,042,000	113,958,000
Acquisitions	1,466,000	—	—	—	—	1,466,000
Earnout on acquisitions	—	157,000	—	—	—	157,000
Adjustments primarily relating to income tax exposure of acquisitions	(38,000)	—	—	—	—	(38,000)
Foreign currency translation	(244,000)	—	—	—	(304,000)	(548,000)
Balance, July 31, 2009	$38,846,000	$50,630,000	$8,133,000	$9,648,000	$7,738,000	$114,995,000

On July 31, 2009 and 2008, we performed impairment studies of the Company’s goodwill, trademarks and trade names and concluded that such assets were not impaired.

7.             Warranties

A summary of activity in the warranty reserves follows:

	Year Ended July 31,
	2009	2008

Beginning balance	$916,000	$1,033,000
Acquisitions	10,000	28,000
Provisions	1,345,000	1,319,000
Charges	(1,281,000)	(1,505,000)
Foreign currency translation	(41,000)	41,000
Ending Balance	$949,000	$916,000

The warranty provisions and charges during fiscals 2009 and 2008 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Consolidated Balance Sheets.

8.             Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities are recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $587,000 at July 31, 2009.

At July 31, 2009, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At July 31, 2009, the lender’s base rate was 3.25% and the LIBOR rates applicable to our outstanding borrowings ranged from 0.63% to 3.35%. The margins applicable to our outstanding borrowings at July 31, 2009 were 0.00% above the lender’s base rate and 0.75% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at July 31, 2009. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected throughout most of fiscal 2010 from any exposure associated with increasing LIBOR rates. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at July 31, 2009.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex, and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of July 31, 2009, we were in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On July 31, 2009, we had $43,300,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $20,000,000 and $23,300,000 under the term loan facility and the revolving credit facility, respectively. In September 2009, we repaid $2,800,000 under the revolving credit facility and $2,500,000 under our term loan facility reducing our total outstanding borrowings to $38,000,000. The maturities of our credit facilities are described in Note 10 to the Consolidated Financial Statements.

The revolving portion of our credit facilities has a termination date of August 1, 2010. Although we may repay a portion of our outstanding borrowings under the revolver throughout fiscal 2010, we do not presently anticipate paying off the revolver in full by its termination date. We are in discussions with our bank syndicate regarding modifications to such facility, including an extension of the termination date, and expect to formally modify the facility before the expiration date. However, since any modification will not be completed until later in fiscal 2010, subsequent to July 31, 2009 we will be required to reclassify the entire outstanding balance of the revolver from long-term to current.

9.             Income Taxes

The consolidated effective tax rate from continuing operations was 37.6%, 37.2% and 42.5% for fiscals 2009, 2008, and 2007, respectively, and reflects income tax expense for our United States and international operations at their respective statutory rates.

The provision for income taxes from continuing operations consists of the following:

	Year Ended July 31,
	2009		2008		2007
	Current	Deferred	Current	Deferred	Current	Deferred

United States:
Federal	$9,165,000	$(1,282,000)	$5,336,000	$(1,418,000)	$6,117,000	$(1,503,000)
State	1,610,000	(402,000)	1,081,000	(408,000)	1,422,000	(421,000)
Canada	545,000	(327,000)	657,000	(306,000)	937,000	(274,000)
Singapore	76,000	—	—	—	—	—
Netherlands	—	—	26,000	—	(66,000)	(96,000)
Japan	2,000	—	—	190,000	—	(118,000)
Total	$11,398,000	$(2,011,000)	$7,100,000	$(1,942,000)	$8,410,000	$(2,412,000)

The geographic components of income from continuing operations before income taxes are as follows:

	Year Ended July 31,
	2009	2008	2007

United States	$23,566,000	$13,330,000	$14,745,000
Canada	1,296,000	1,563,000	1,969,000
Netherlands	(285,000)	(925,000)	(2,169,000)
Japan	(201,000)	(133,000)	(238,000)
Singapore	580,000	16,000	(205,000)
Total	$24,956,000	$13,851,000	$14,102,000

The effective tax rate from continuing operations differs from the United States statutory tax rate (35.0% in 2009, 34.2% in 2008 and 34.3% in 2007) due to the following:

	Year Ended July 31,
	2009	2008	2007

Expected statutory tax	$8,735,000	$4,737,000	$4,841,000
Differential attributable to foreign operations:
Canada	(235,000)	(186,000)	(13,000)
Netherlands	100,000	342,000	582,000
Japan	72,000	236,000	(37,000)
Singapore	(127,000)	(6,000)	70,000
State and local taxes	785,000	443,000	642,000
Extraterritorial income exclusion	—	(20,000)	(56,000)
Stock option expense	(193,000)	(101,000)	(27,000)
Tax reserve provision	—	(58,000)	(101,000)
Domestic production deduction	(449,000)	(219,000)	(86,000)
Foreign taxes	250,000	—	—
R&E tax credit	(197,000)	—	—
US taxes paid on foreign dividends	243,000	—	—
Change in our U.S. Federal tax rate	287,000	(41,000)	136,000
Other	116,000	31,000	47,000
Total income tax expense	$9,387,000	$5,158,000	$5,998,000

Deferred income tax assets and liabilities from continuing operations are comprised of the following:

	July 31,
	2009	2008
Current deferred tax assets:
Accrued expenses	$957,000	$1,050,000
Inventories	929,000	950,000
Accounts receivable	385,000	268,000
Subtotal	2,271,000	2,268,000
Valuation allowance	(373,000)	(703,000)
	$1,898,000	$1,565,000
Non-current deferred tax assets:
Other long-term liabilities	$597,000	$716,000
Stock-based compensation	2,595,000	1,419,000
Foreign tax credit	1,058,000	1,964,000
Foreign NOLs	1,705,000	2,207,000
Subtotal	5,955,000	6,306,000
Valuation allowance	(2,466,000)	(3,494,000)
	3,489,000	2,812,000
Non-current deferred tax liabilities:
Property and equipment	(5,841,000)	(5,389,000)
Intangible assets	(10,669,000)	(12,529,000)
Goodwill	(1,565,000)	(758,000)
Cumulative translation adjustment	(1,767,000)	(2,119,000)
Tax on unremitted foreign earnings	(25,000)	(520,000)
	(19,867,000)	(21,315,000)
Net non-current deferred tax liabilities	$(16,378,000)	$(18,503,000)

Deferred tax assets and liabilities have been adjusted for changes in statutory tax rates as appropriate. Such changes only have a significant impact in the United States, and to a lesser extent in Canada, where substantially all of our deferred tax items exist. Such deferred tax items existing in the United States reflect a combined U.S. Federal and state effective rate of approximately 38.1% and 37.7% for fiscals 2009 and 2008, respectively.

At July 31, 2009, we have no net operating loss carryforwards (“NOLs”) for domestic tax reporting purposes. For foreign tax reporting purposes, our NOLs at July 31, 2009 are approximately $7,864,000. Of this amount NOLs from our Japanese subsidiary total approximately $639,000 and will begin to expire on July 31, 2013 and NOLs from our Netherlands subsidiary total approximately $7,225,000 and will begin to expire on July 31, 2012. During fiscal 2008, we decided to place a full valuation allowance against the NOLs of our Japanese subsidiary. Full valuation allowances have been established for all of the foreign NOLs as we currently believe it is more likely than not that we will not utilize such NOLs.

During fiscal 2009, we repatriated dividends of approximately $11,400,000 from our foreign subsidiaries for which we have provided U.S. Federal and state income taxes and foreign withholding taxes. During fiscals 2008 and 2007, no dividends were repatriated from our foreign subsidiaries.

In fiscal 2007, Canadian income taxes related to income from discontinued operations had an effective tax rate of approximately 19.9%. This low overall effective tax rate was due to a state refund related to our discontinued operations.

We have a deferred tax asset of $1,058,000 related to a foreign tax credit that resulted from a dividend repatriation during fiscal 2006. This foreign tax credit carryover expires on July 31, 2016.  A valuation allowance was established against the foreign tax credit in fiscal 2006.  The valuation allowance decreased by approximately $896,000 from fiscal

2008.  The decrease was mainly attributable to additional foreign source income generated during fiscal 2009 due to the foreign dividend repatriation. As we currently do not expect significant future additional foreign source income, a valuation allowance has been established for this foreign tax credit as we currently believe that it is more likely than not that we will not utilize such foreign tax credits.

We decreased our overall valuation allowances during fiscal 2009 by $1,358,000, from $4,197,000 at July 31, 2008 to $2,839,000 at July 31, 2009, primarily due to the decrease in the foreign tax credit valuation allowance.

A portion of the undistributed earnings of our foreign subsidiaries, which relate to our Canadian operations, amounting to approximately $10,385,000 was considered to be indefinitely reinvested at July 31, 2009. Accordingly, no provision has been made for United States income taxes that might result from repatriation of these earnings.

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

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of our unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions have been recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted SFAS 141R, which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations. However, if our unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate due to the size of the unrecognized tax benefits in relation to our income from continuing operations before income taxes. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on August 1, 2007	$484,000
Lapse of statute of limitations	(57,000)
Unrecognized tax benefits on July 31, 2008	$427,000
Lapse of statute of limitations	(47,000)
Unrecognized tax benefits on July 31, 2009	$380,000

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2003.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Consolidated Financial Statements. However, such amounts have been relatively insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

10.          Commitments and Contingencies

Long-term contractual obligations

As of July 31, 2009, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31, (Amounts in thousands)
	2010	2011	2012	2013	2014	Thereafter	Total

Maturities of the credit facilities	$10,000	$33,300	$—	$—	$—	$—	$43,300
Expected interest payments under the credit facilities (1)	1,195	119	—	—	—	—	1,314
Minimum commitments under noncancelable operating leases	3,206	2,162	1,256	799	660	2,977	11,060
Minimum commitments under noncancelable capital leases	53	14	—	—	—	—	67
Deferred compensation and other	405	406	250	32	33	166	1,292
Employment agreements	3,301	148	138	—	—	—	3,587
Total contractual obligations	$18,160	$36,149	$1,644	$831	$693	$3,143	$60,620

(1)          The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.15% and 3.70%, respectively, which were our interest rates on outstanding borrowings at July 31, 2009. Since we expect to modify our credit facilities before the expiration date of our revolving credit facility, as further explained in Note 8 to the Consolidated Financial Statements, the margin applicable to our interest rates on outstanding borrowings may increase during fiscal 2010.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Six of the more significant leases that contain escalation clauses are two building leases for our Water Purification and Filtration business, two building leases for our Healthcare Disposables business and two building leases for our Specialty Packaging business. The two Water Purification and Filtration building leases are for the United States headquarters in suburban Philadelphia, Pennsylvania and the Canadian headquarters in suburban Toronto, Ontario. The lease for the Philadelphia building provides for monthly base rent of approximately $16,000 during fiscal 2010 and escalates annually to approximately $18,200 in fiscal 2017 when it expires. The Toronto building lease provides for monthly base rent of approximately $14,500 through fiscal 2010 and escalates to approximately $15,400 in fiscal 2015 when it expires. Both the Philadelphia and Toronto building leases are guaranteed by Cantel. The Healthcare Disposables segment has two significant building leases with escalation clauses that are used for manufacturing and warehousing. One building in Sharon, Pennsylvania was owned by an entity controlled by three of the former owners of Crosstex, two of whom also serve as officers of Crosstex. During fiscal 2009, the entity sold the building to a third party in a transaction under which the buyer made substantial improvements, including the addition of 17,000 square feet to the existing 35,000 square feet, in consideration for Crosstex agreeing to enter into a new lease agreement that provides for increased rental charges. This new lease provides for monthly base rent of approximately $17,900 during fiscal 2010 and escalates annually to approximately $20,600 in fiscal 2024 when it expires. The second building lease in Santa Fe Springs, California provides for monthly base rent of approximately $19,900, and was recently amended to decrease the base rent to approximately $17,700 in fiscal 2010, escalating annually thereafter to approximately $19,300 in fiscal 2015 when it expires. Additionally, our Specialty Packaging segment has two significant building leases with escalation clauses that are used for manufacturing and warehousing. One building lease in Edmonton, Alberta provides for monthly base rent of approximately $7,300 during fiscal 2010 and escalates annually to approximately $7,400 in fiscal 2011 when it expires. The second building lease in Glen Burnie, Maryland provides for monthly base rent of $6,200 during fiscal 2010 and escalates annually to approximately $6,600 in fiscal 2013 when it expires.

Rent expense related to operating leases for fiscal 2009 was recorded on a straight-line basis and aggregated $3,679,000 compared with $3,466,000 and $3,531,000 for fiscals 2008 and 2007.

License agreement

On January 1, 2007, we entered into a license agreement with a third-party which allows us to manufacture, use, import, sell and distribute certain thermal control products relating to our Specialty Packaging segment.  In consideration, we agreed to pay a minimum annual royalty payable in Canadian dollars each calendar year over the license agreement term of 20 years. In fiscal 2009, the license agreement was modified to reduce the royalty rate and remove the minimum royalty obligation.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment agreements

We have previously entered into various employment agreements with executives of the Company, including our Corporate executive staff and our subsidiary presidents. The majority of such contracts have expired or will expire in early fiscal 2010. The Compensation Committee of the Board of Directors is actively working on new agreements and has retained a third party consulting firm to provide advice on executive compensation and to assist with this process. In the interim, the Compensation Committee has agreed that in the event the employment of any of these executives is terminated by the Company without cause, the executive will continue to receive his base salary through July 31, 2010.

Effective April 22, 2008, our former President and Chief Executive Officer resigned and our Chief Operating Officer and Executive Vice President was promoted to President. As a result of this resignation, estimated separations benefits and other related costs of approximately $720,000 were recorded in general and administrative expenses during fiscal 2008, all of which was paid in fiscal 2009.

11.          Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2009	2008	2007

Cost of sales	$70,000	$43,000	$43,000
Operating expenses:
Selling	216,000	123,000	159,000
General and administrative	2,884,000	1,778,000	1,258,000
Research and development	17,000	17,000	22,000
Total operating expenses	3,117,000	1,918,000	1,439,000
Stock-based compensation before income taxes	3,187,000	1,961,000	1,482,000
Income tax benefits	(1,226,000)	(758,000)	(490,000)
Total stock-based compensation expense, net of tax	$1,961,000	$1,203,000	$992,000

The above stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense (which decreased both basic and diluted earnings per share from continuing operations by $0.12, $0.07 and $0.06 in fiscals 2009, 2008 and 2007, respectively) and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

On July 31, 2009, we extended the life of 456,001 fully vested “out-of-the-money” stock options previously awarded to certain executive officers (seven individuals in total) under our 1997 Employee Stock Option Plan. Such options were scheduled to expire within six months after July 31, 2009 and had exercise prices ranging from $17.14 to $22.93, which were greater than the closing price of $15.48 on July 31, 2009, the date the Compensation Committee of our Board of Directors authorized the modification. The sole modification was to extend the options’ expiration dates to January 31, 2011. All other terms and conditions of the stock options remain the same. As a result of this modification, approximately $703,000 in additional stock-based compensation expense was recorded in our Consolidated Financial Statements on July 31, 2009, which decreased both basic and diluted earnings per share by $0.03.

Most of our stock option and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At July 31, 2009, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards which are expected to vest was $2,157,000 with a remaining weighted average period of 20 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Stock awards were not granted prior to February 1, 2007. Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Nonvested stock awards at July 31, 2007	175,000	$16.57
Granted	130,500	10.50
Canceled	(31,421)	16.25
Vested	(66,914)	16.53
Nonvested stock awards at July 31, 2008	207,165	12.81
Granted	101,000	14.59
Vested	(81,837)	13.42
Nonvested stock awards at July 31, 2009	226,328	$13.38

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during fiscals 2009, 2008 and 2007:

Weighted-Average
Black-Scholes Option	Year Ended July 31,
Valuation Assumptions	2009	2008	2007

Dividend yield	0.0%	0.0%	0.0%
Expected volatility (1)	0.428	0.340	0.368
Risk-free interest rate (2)	1.74%	2.91%	4.63%
Expected lives (in years) (3)	4.06	3.87	4.04

(1) Volatility was based on historical closing prices of our Common Stock.
(2) The U.S. Treasury rate based on the expected life at the date of grant.
(3) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain incentive options granted under the 1997 Employee Plan and to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. In fiscals 2009, 2008 and 2007, the weighted average fair value of all options granted was $5.12, $3.35 and $5.47, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $1,241,000, $2,361,000 and $7,032,000 in fiscals 2009, 2008 and 2007, respectively. The aggregate fair value of all options vested was approximately $1,036,000, $1,475,000 and $648,000 in fiscals 2009, 2008 and 2007, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2006	2,373,699	$11.98
Granted	544,000	15.34
Canceled	(264,143)	17.89
Exercised	(804,710)	6.40

Outstanding at July 31, 2007	1,848,846	14.55
Granted	383,250	10.95
Canceled	(186,376)	16.54
Exercised	(291,303)	6.23

Outstanding at July 31, 2008	1,754,417	14.94
Granted	106,250	14.33
Canceled	(91,653)	14.82
Exercised	(263,292)	6.83

Outstanding at July 31, 2009	1,505,722	$16.32

Exercisable at July 31, 2007	1,252,427	$14.46

Exercisable at July 31, 2008	1,137,624	$16.28

Exercisable at July 31, 2009	1,049,657	$17.86

As of July 31, 2009, 1,417,373 of the outstanding options had vested or were expected to vest in future periods and had a weighted average exercise price of $16.57.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital and as a reduction of income taxes payable. In fiscals 2009 and 2008, options exercised resulted in income tax deductions that reduced income taxes payable by $745,000 and $895,000, respectively.

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

The following table summarizes additional information related to stock options outstanding at July 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at July 31, 2009	(Months)	Price	At July 31, 2009	(Months)	Price

$2.27 - $3.44	7,875	6	$2.46	7,875	6	$2.46
$8.23 - $15.86	750,196	39	$12.70	320,797	33	$13.00
$16.24 - $29.49	747,651	18	$20.10	720,985	17	$20.20
$2.27 - $29.49	1,505,722	28	$16.32	1,049,657	22	$17.86

Total Intrinsic Value	$2,189,220			$899,711

A summary of our stock award plans follows:

2006 Equity Incentive Plan

On January 10, 2007, the Company terminated our existing stock option plans and adopted the Cantel Medical Corp. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options (including incentive stock options), restricted stock awards, stock appreciation rights and performance-based awards (collectively “equity awards”) to our employees and non-employee Directors. The 2006 Plan does not permit the granting of discounted options or discounted stock appreciation rights. On January 8, 2009, our stockholders approved the Amendment to the Company’s 2006 Equity Incentive Plan that increased the number of shares of Common Stock available for issuance under the 2006 Plan by 700,000.  The maximum number of shares as to which stock options and stock awards may be granted under the 2006 Plan is 1,700,000 shares, of which 1,200,000 shares are authorized for issuance pursuant to stock options and stock appreciation rights and 500,000 shares are authorized for issuance pursuant to restricted stock and other stock awards.  Options outstanding under this plan:

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

Restricted stock shares outstanding under this plan are restricted solely due to an employment length-of-service restriction which lapses in three equal periods based upon being employed by the Company during that period. At July 31, 2009, options to purchase 528,821 shares of Common Stock were outstanding, and 226,328 nonvested restricted stock shares were issued, under the 2006 Plan. At July 31, 2009, 641,750 shares are available for issuance pursuant to stock options and stock appreciation rights and 124,921 shares are available for issuance pursuant to restricted stock and other stock awards. The 2006 Plan expires on November 13, 2016.

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

At July 31, 2009, options to purchase 893,276 shares of Common Stock were outstanding under the 1997 Employee Plan. No additional options will be granted under this plan.

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

At July 31, 2009, options to purchase 83,625 shares of Common Stock were outstanding under the 1998 Directors’ Plan. No additional options will be granted under this plan.

Non-plan options

There were no non-plan options outstanding at July 31, 2009.

12.          Accumulated Other Comprehensive Income

The Company’s comprehensive income for fiscals 2009 and 2008 is set forth in the following table:

	Year Ended July 31,
	2009	2008	2007

Net income	$15,569,000	$8,693,000	$8,446,000
Other comprehensive (loss) income:
Unrealized loss on interest cap, net of tax	(93,000)	—	—
Realized loss on interest cap, net of tax	93,000	—	—
Foreign currency translation, net of tax	(2,010,000)	1,797,000	1,779,000
Comprehensive income	$13,559,000	$10,490,000	$10,225,000

We purchased an interest rate cap agreement at the end of our fiscal 2008. During fiscal 2009, the difference between the interest rate cap agreement’s amortized cost and its fair value was recorded as a $93,000 unrealized loss, net of tax, and included in accumulated other comprehensive income. In July 2009, this interest cap agreement was determined to be ineffective, as further described in Note 5 to the Consolidated Financial Statements. Accordingly, we reclassified the ineffective portion of the change in fair value of the interest rate cap agreement from an unrealized loss in accumulated other comprehensive income into a recognized loss in interest expense in the Consolidated Statements of Income.

For purposes of translating the balance sheet at July 31, 2009 compared with July 31, 2008, the value of the Canadian dollar and euro decreased by approximately 4.4% and 9.3%, respectively, compared with the value of the United States dollar. The total of these currency movements decreased the accumulated translation adjustment, net of tax, by $2,010,000 during fiscal 2009 to $8,281,000 at July 31, 2009, from $10,291,000 at July 31, 2008.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended July 31,
	2009	2008	2007

Numerator for basic and diluted earnings per share:
Income from continuing operations	$15,569,000	$8,693,000	$8,104,000
Income from discontinued operations	—	—	342,000
Net income	$15,569,000	$8,693,000	$8,446,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	16,287,446	16,116,360	15,631,143

Dilutive effect of equity awards using the treasury stock method and the average market price for the year	193,852	255,066	522,054

Denominator for diluted earnings per share - weighted average number of shares and Common Stock equivalents	16,481,298	16,371,426	16,153,197

Basic earnings per share:
Continuing operations	$0.96	$0.54	$0.52
Discontinued operations	—	—	0.02
Net income	$0.96	$0.54	$0.54

Diluted earnings per share:
Continuing operations	$0.94	$0.53	$0.50
Discontinued operations	—	—	0.02
Net income	$0.94	$0.53	$0.52

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	1,308,140	1,324,351	1,174,795

14.          Repurchase of Shares

In May 2008, our Board of Directors approved the repurchase of up to 500,000 shares of our outstanding Common Stock under a repurchase program commencing on June 9, 2008. Under the repurchase program we repurchased shares from time-to-time at prevailing prices and as permitted by applicable securities laws (including SEC Rule 10b-18) and New York Stock Exchange requirements, and subject to market conditions. The repurchase program had a one-year term that expired on June 8, 2009.

The first repurchase under our repurchase program occurred on July 11, 2008. Through July 31, 2008, we completed the repurchase of 90,700 shares under the program at a total average price per share of $9.42. We repurchased an additional 43,847 shares through October 31, 2008 at a total average price per share of $9.17. No additional repurchases were made subsequent to the end of our first quarter ended October 31, 2008. Therefore, at the conclusion of the repurchase program on June 8, 2009, we had repurchased 134,547 shares under the repurchase program at a total average price per share of $9.34.

15.          Retirement Plans

We have 401(k) Savings and Retirement Plans for the benefit of eligible United States employees. Additionally, our Canadian subsidiaries maintain profit sharing plans for the benefit of eligible employees. Contributions by the Company are both discretionary and non-discretionary and are limited in any year to the amount allowable by tax authorities in the United States or Canada.

Aggregate employer contributions recognized under these plans were $1,745,000, $1,315,000 and $1,236,000 for fiscals 2009, 2008 and 2007, respectively.

16.          Supplemental Cash Flow Information

Interest paid was $2,256,000, $4,332,000 and $3,306,000 for fiscals 2009, 2008 and 2007, respectively.

Income tax payments were $10,602,000, $5,774,000 and $10,137,000 for fiscals 2009, 2008 and 2007, respectively. Income tax payments in fiscal 2007 include tax payments relating to the sale of substantially all of Carsen’s assets in fiscal 2006, as further described in Note 19 of the Consolidated Financial Statements.

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

Since the GE Water Acquisition was completed on March 30, 2007, the results of operations of GE Water are included in the accompanying Water Purification and Filtration segment information for fiscals 2009, 2008 and the portion of fiscal year 2007 subsequent to the acquisition date.

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

One customer accounted for approximately 25% of our Water Purification and Filtration segment net sales and approximately 8% of our consolidated net sales in fiscal 2009.

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

Four customers collectively accounted for approximately 55% of our Healthcare Disposables segment net sales and approximately 14% of our consolidated net sales in fiscal 2009.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

Three customers collectively accounted for approximately 50% of our Dialysis segment net sales and approximately 19% of our consolidated net sales, including one customer that accounted for approximately 30% of our Dialysis segment net sales and approximately 8% of our consolidated net sales, in fiscal 2009.

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

The operating segments follow the same accounting policies used for our Consolidated Financial Statements as described in Note 2.

Information as to operating segments is summarized below:

	Year Ended July 31,
	2009	2008	2007

Net sales:
Water Purification and Filtration	$71,340,000	$68,589,000	$49,032,000
Healthcare Disposables	64,085,000	58,657,000	57,610,000
Dialysis	56,414,000	60,075,000	58,696,000
Endoscope Reprocessing	52,333,000	46,924,000	38,941,000
All Other	15,878,000	15,129,000	14,765,000
Total	$260,050,000	$249,374,000	$219,044,000

Operating Income:
Water Purification and Filtration	$6,374,000	$5,482,000	$4,414,000
Healthcare Disposables	9,489,000	7,357,000	8,753,000
Dialysis	10,679,000	8,620,000	8,117,000
Endoscope Reprocessing	5,927,000	1,281,000	(509,000)
All Other	3,569,000	3,443,000	3,293,000
	36,038,000	26,183,000	24,068,000
General corporate expenses	(8,587,000)	(8,216,000)	(7,229,000)
Interest expense, net	(2,495,000)	(4,116,000)	(2,737,000)

Income from continuing operations before income taxes	$24,956,000	$13,851,000	$14,102,000

	July 31,
	2009	2008	2007

Identifiable assets:
Water Purification and Filtration	$73,665,000	$72,598,000	$71,638,000
Healthcare Disposables	100,279,000	104,377,000	98,933,000
Dialysis	29,622,000	32,536,000	32,545,000
Endoscope Reprocessing	33,379,000	31,546,000	25,744,000
All Other	16,545,000	18,359,000	17,950,000
General corporate, including cash and cash equivalents	24,381,000	19,774,000	16,861,000
Total	$277,871,000	$279,190,000	$263,671,000

	Year Ended July 31,
	2009	2008	2007
Capital expenditures:
Water Purification and Filtration	$1,301,000	$1,507,000	$2,530,000
Healthcare Disposables	1,071,000	952,000	1,437,000
Dialysis	853,000	1,429,000	708,000
Endoscope Reprocessing	801,000	869,000	575,000
All Other	187,000	201,000	269,000
General corporate	2,000	25,000	10,000
Total	$4,215,000	$4,983,000	$5,529,000

	Year Ended July 31,
	2009	2008	2007
Depreciation and amortization:
Water Purification and Filtration	$2,366,000	$2,346,000	$1,680,000
Healthcare Disposables	5,490,000	5,375,000	4,990,000
Dialysis	1,482,000	1,617,000	1,711,000
Endoscope Reprocessing	1,188,000	1,458,000	839,000
All Other	806,000	899,000	979,000
General corporate	37,000	37,000	40,000
Total	$11,369,000	$11,732,000	$10,239,000

Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

	Year Ended July 31,
	2009	2008	2007

Net sales:
United States	$214,909,000	$203,087,000	$179,540,000
Canada	10,476,000	11,217,000	10,246,000
Asia/Pacific	11,103,000	10,247,000	8,691,000
Europe/Africa/Middle East	13,366,000	15,905,000	12,604,000
Latin America/South America	10,196,000	8,918,000	7,963,000
Total	$260,050,000	$249,374,000	$219,044,000

	July 31,
	2009	2008	2007
Total long-lived assets:
United States	$35,398,000	$35,698,000	$36,504,000
Canada	1,219,000	1,435,000	1,524,000
Asia/Pacific	170,000	122,000	120,000
Europe	137,000	2,162,000	2,104,000
Total	36,924,000	39,417,000	40,252,000
Goodwill and intangible assets	152,037,000	155,212,000	146,688,000
Total	$188,961,000	$194,629,000	$186,940,000

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

In fiscals 2009 and 2008, we recorded $345,000 and $365,000, respectively, in restructuring expenses, which decreased both basic and diluted earnings per share from continuing operations by approximately $0.02 in both years. The cumulative amount of such costs incurred as of July 31, 2009 was $710,000. The restructuring plan has been completed and therefore we do not expect to incur any additional restructuring costs. The decrease in the total expected restructuring expense estimated at July 31, 2008 compared to actual costs incurred in fiscal 2009 was primarily due to the significant decrease in the value of the euro in relation to the United States dollar. The majority of the restructuring costs are included in our Endoscope Reprocessing segment.

The restructuring costs recorded are as follows:

	Cost of Sales			General and Administrative Expenses
	Unsalable Inventory	Severance	Total	Severance	Other	Total	Aggregate Total

Three months ended July 31, 2008:
Expense	$211,000	$64,000	$275,000	$90,000	$—	$90,000	$365,000
Inventory disposal	(96,000)	—	(96,000)	—	—	—	(96,000)
Accrued balance at July 31, 2008	115,000	64,000	179,000	90,000	—	90,000	269,000

Three months ended October 31, 2008:
Expense	10,000	129,000	139,000	132,000	—	132,000	271,000
Paid	—	—	—	(88,000)	—	(88,000)	(88,000)
Foreign currency translation	(35,000)	(16,000)	(51,000)	(12,000)	—	(12,000)	(63,000)
Accrued balance at October 31, 2008	90,000	177,000	267,000	122,000	—	122,000	389,000

Three months ended January 31, 2009:
Expense	—	37,000	37,000	25,000	12,000	37,000	74,000
Paid	—	(226,000)	(226,000)	(150,000)	(12,000)	(162,000)	(388,000)
Foreign currency translation	5,000	12,000	17,000	3,000	—	3,000	20,000
Accrued balance at January 31, 2009	95,000	—	95,000	—	—	—	95,000

Three months ended April 30, 2009:
Expense	—	—	—	—	13,000	13,000	13,000
Foreign currency translation	5,000	—	5,000	—	—	—	5,000
Accrued balance at April 30, 2009	100,000	—	100,000	—	13,000	13,000	113,000

Three months ended July 31, 2009:
Expense	(13,000)	—	(13,000)	—	—	—	(13,000)
Paid	—	—	—	—	(13,000)	(13,000)	(13,000)
Inventory disposal	(40,000)	—	(40,000)	—	—	—	(40,000)
Foreign currency translation	6,000	—	6,000	—	—	—	6,000
Accrued balance at July 31, 2009	$53,000	$—	$53,000	$—	$—	$—	$53,000

Total restructuring expenses incurred	$208,000	$230,000	$438,000	$247,000	$25,000	$272,000	$710,000

Since the above costs were recorded in our Netherlands subsidiary, which had been experiencing losses from its operations, tax benefits on the above costs were not recorded. The unsalable inventory was recorded in inventories as part of our inventory reserve and the accrued severance was recorded in compensation payable in our Consolidated Balance Sheets.

As part of the restructuring plan, we sold our Netherlands building and land on May 19, 2009 and entered into a lease for 2.5 years with the new owner so we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. At July 31, 2008, these assets had a book value of $1,808,000, net of accumulated depreciation, and were included in property and equipment in our Consolidated Balance Sheet. The sale of the building and land resulted in a gain of $146,000, which will be amortized over the life of the lease and is recorded in deferred revenue and other long-term liabilities. The rent for the full 2.5 year lease of $325,000 was paid from the sale proceeds and recorded as a prepaid expense in the Consolidated Financial Statements.

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

Operating segment information and net income attributable to Carsen’s business is summarized below:

Year Ended July 31, 2007

Net sales	$1,428,000

Operating income	$427,000
Interest expense	—
Income before income taxes	427,000
Income taxes	85,000
Income from discontinued operations, net of tax	$342,000

Cash flows attributable to discontinued operations consist solely of net cash used in operating activities of $93,000 and $4,867,000 in fiscals 2008 and 2007, respectively. In fiscal 2008, net cash used in operating activities was due to the payment of Carsen’s remaining liabilities that existed at July 31, 2007, which primarily related to various taxes. In fiscal 2007, net cash used in operating activities was primarily due to the payment of Carsen’s remaining operating costs relating to fiscal 2006, income tax payments and various wind-down costs, partially offset by the collection of the remaining receivables.

20.          Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended July 31, 2009 and 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Net sales	$64,406,000	$62,420,000	$66,431,000	$66,793,000
Cost of sales	40,783,000	38,809,000	40,908,000	40,071,000
Gross profit	23,623,000	23,611,000	25,523,000	26,722,000
Gross profit percentage	36.7%	37.8%	38.4%	40.0%

Net income	$3,333,000	$3,774,000	$4,183,000	$4,279,000

Earnings per common share:
Basic	$0.21	$0.23	$0.26	$0.26
Diluted	$0.20	$0.23	$0.25	$0.26

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Net sales	$60,005,000	$60,910,000	$64,178,000	$64,281,000
Cost of sales	38,799,000	39,424,000	41,897,000	41,628,000
Gross profit	21,206,000	21,486,000	22,281,000	22,653,000
Gross profit percentage	35.3%	35.3%	34.7%	35.2%

Net income	$1,939,000	$2,157,000	$2,001,000	$2,596,000

Earnings per common share: (1)
Basic	$0.12	$0.13	$0.12	$0.16
Diluted	$0.12	$0.13	$0.12	$0.16

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

22.          Convertible Note Receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note (the “Note”) issued by BIOSAFE, Inc. (“BIOSAFE”), in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surface. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we are obligated to invest an additional $300,000 in notes of BIOSAFE, which is expected to occur in the first half of fiscal 2010.

The Note accrues interest at a per annum rate of 8% until the maturity date of June 30, 2011 or earlier exercise. The Note is convertible into a newly-created series of preferred stock of BIOSAFE. Interest is payable in shares of BIOSAFE stock, or if a next round of financing does not occur by the maturity date, in cash. If not paid by the maturity date, interest will accrue thereafter at a rate of 12% per annum. In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest of $7,000, is included within other assets in our Consolidated Balance Sheet at July 31, 2009.

CANTEL MEDICAL CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at				Balance
	Beginning			Translation	at End
	of Period	Additions	(Deductions)	Adjustments	of Period

Allowance for doubtful accounts:

Year ended July 31, 2009	$1,021,000	$309,000	$(207,000)	$(43,000)	$1,080,000

Year ended July 31, 2008	$927,000	$404,000	$(351,000)	$41,000	$1,021,000

Year ended July 31, 2007	$929,000	$162,000	$(198,000)	$34,000	$927,000

