Form 10-Q
period 2009-10-31
CANTEL MEDICAL CORP
filed 2009-12-10
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009.

or

☐         Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to           .

Commission file number:   001-31337

CANTEL MEDICAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-1760285
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

150 Clove Road, Little Falls, New Jersey	07424	(973) 890-7220
(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number, including area code)

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

Number of shares of Common Stock outstanding as of November 30, 2009: 16,741,138.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$23,105	$23,368
Accounts receivable, net of allowance for doubtful accounts of $904 at October 31 and $1,080 at July 31	31,855	30,450
Inventories:
Raw materials	12,329	10,980
Work-in-process	4,060	3,074
Finished goods	14,986	15,146
Total inventories	31,375	29,200
Deferred income taxes	1,926	1,898
Prepaid expenses and other current assets	4,291	3,994
Total current assets	92,552	88,910
Property and equipment, net	35,780	35,968
Intangible assets, net	35,788	37,042
Goodwill	114,921	114,995
Other assets	1,091	956
	$280,132	$277,871
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$30,500	$10,000
Accounts payable	10,859	8,948
Compensation payable	5,246	10,431
Earnout payable	—	157
Accrued expenses	6,675	6,583
Deferred revenue	3,587	2,819
Income taxes payable	3,656	175
Total current liabilities	60,523	39,113

Long-term debt	7,500	33,300
Deferred income taxes	16,966	16,378
Other long-term liabilities	1,811	1,964

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; October 31 - 17,945,975 shares issued and 16,705,829 shares outstanding; July 31 - 17,883,873 shares issued and 16,643,727 shares outstanding	1,795	1,788
Additional paid-in capital	87,358	87,169
Retained earnings	108,271	102,103
Accumulated other comprehensive income	8,133	8,281
Treasury Stock, at cost; October 31 - 1,240,146 shares; July 31 - 1,240,146 shares	(12,225)	(12,225)
Total stockholders’ equity	193,332	187,116
	$280,132	$277,871

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	October 31,
	2009	2008

Net sales	$70,995	$64,406

Cost of sales	41,537	40,783

Gross profit	29,458	23,623

Expenses:
Selling	8,524	7,350
General and administrative	9,305	9,024
Research and development	1,265	1,065
Total operating expenses	19,094	17,439

Income before interest and income taxes	10,364	6,184

Interest expense	387	751
Interest income	(8)	(70)

Income before income taxes	9,985	5,503

Income taxes	3,817	2,170

Net income	$6,168	$3,333

Earnings per common share:
Basic	$0.37	$0.20

Diluted	$0.37	$0.20

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2009	2008

Cash flows from operating activities
Net income	$6,168	$3,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,564	1,550
Amortization	1,278	1,338
Stock-based compensation expense	789	520
Amortization of debt issuance costs	103	97
Loss on disposal of fixed assets	—	14
Deferred income taxes	(312)	(129)
Excess tax benefits from stock-based compensation	(7)	(221)
Changes in assets and liabilities:
Accounts receivable	(1,415)	456
Inventories	(2,187)	(732)
Prepaid expenses and other current assets	(481)	(1,160)
Accounts payable, deferred revenue and accrued expenses	(2,556)	(1,133)
Income taxes payable	3,512	1,474
Net cash provided by operating activities	6,456	5,407

Cash flows from investing activities
Capital expenditures	(1,377)	(1,383)
Proceeds from disposal of fixed assets	—	3
Earnout paid to Crosstex sellers	—	(3,666)
Earnout paid to Twist seller	(157)	(629)
Other, net	(130)	(15)
Net cash used in investing activities	(1,664)	(5,690)

Cash flows from financing activities
Borrowings under revolving credit facility	—	3,500
Repayments under term loan facility	(2,500)	(2,000)
Repayments under revolving credit facility	(2,800)	(2,500)
Proceeds from exercises of stock options	240	550
Excess tax benefits from stock-based compensation	7	221
Purchases of treasury stock	—	(404)
Net cash used in financing activities	(5,053)	(633)

Effect of exchange rate changes on cash and cash equivalents	(2)	(1,667)

Decrease in cash and cash equivalents	(263)	(2,583)
Cash and cash equivalents at beginning of period	23,368	18,318
Cash and cash equivalents at end of period	$23,105	$15,735

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.           Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2009 (the “2009 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet at July 31, 2009 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 260-10-45, “Earnings Per Share — Other Presentation Matters” (“ASC 260-10-45”). ASC 260-10-45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008 and therefore was adopted on August 1, 2009 as further described in Note 10 to the Condensed Consolidated Financial Statements. All prior period EPS data have been adjusted retrospectively to conform to the provisions of ASC 260-10-45. For the three months ended October 31, 2008, such retrospective application caused an insignificant increase in the denominator of our weighted average shares calculation, which decreased previously reported basic EPS from $0.21 to $0.20 but had no impact on previously reported diluted EPS.

Cantel had five principal operating companies at each of October 31, 2009 and July 31, 2009, Minntech Corporation (“Minntech”), Crosstex International Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

We currently operate our business through six operating segments: Healthcare Disposables (through Crosstex), Water Purification and Filtration (through Mar Cor, Biolab and Minntech), Endoscope Reprocessing (through Minntech), Dialysis (through Minntech), Therapeutic Filtration (through Minntech) and Specialty Packaging (through Saf-T-Pak). The Therapeutic Filtration and Specialty Packaging operating segments are combined in the All Other reporting segment for financial reporting purposes.

On July 31, 2009, we acquired certain net assets of G.E.M. Water Systems Int’l, LLC (“G.E.M.”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The G.E.M. acquisition had an insignificant effect on our results of operations for the three months ended October 31, 2009 due to the small size of this business and is not included in our results of operations for the three months ended October 31, 2008. G.E.M. is included in the Water Purification and Filtration segment.

We performed a review of events subsequent to October 31, 2009 through December 10, 2009, the date the financial statements were issued. Based upon that review, no subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

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

Note 2.           Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2009	2008

Cost of sales	$18,000	$18,000
Operating expenses:
Selling	69,000	53,000
General and administrative	698,000	443,000
Research and development	4,000	6,000
Total operating expenses	771,000	502,000
Stock-based compensation before income taxes	789,000	520,000
Income tax benefits	(290,000)	(247,000)
Total stock-based compensation expense, net of tax	$499,000	$273,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.02

Diluted	$0.03	$0.02

For the three months ended October 31, 2009 and 2008, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense.

Most of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At October 31, 2009, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $5,141,000 with a remaining weighted average period of 24 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2009	226,328	$13.38
Granted	41,225	15.79
Nonvested stock awards at October 31, 2009	267,553	$13.75

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during the three months ended October 31, 2009 and 2008:

Weighted-Average	Three Months Ended
Black-Scholes Option	October 31,
Valuation Assumptions	2009	2008

Dividend yield	0.0%	0.0%
Expected volatility (1)	0.455	0.370
Risk-free interest rate (2)	1.95%	2.82%
Expected lives (in years) (3)	3.52	4.66

(1) Volatility was based on historical closing prices of our Common Stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain incentive options granted under the 1997 Employee Plan and to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three months ended October 31, 2009 and 2008, the weighted average fair value of all options granted was approximately $5.61 and $3.31, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $101,000 and $815,000 for the three months ended October 31, 2009 and 2008, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2009	1,505,722	$16.32
Granted	393,850	15.86
Canceled	(11,250)	16.71
Exercised	(20,877)	11.51
Outstanding at October 31, 2009	1,867,445	$16.28

Exercisable at July 31, 2009	1,049,657	$17.86

Exercisable at October 31, 2009	1,036,073	$17.92

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital or a reduction of deferred tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. For the three months ended October 31, 2009 and 2008, such income tax deductions reduced income taxes payable by $29,000 and $348,000, respectively.

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

The acquisition of G.E.M. is included in our results of operations for the three months ended October 31, 2009. Since the acquisition of G.E.M. occurred on the last day of our fiscal 2009, its results of operations are excluded from the three months ended October 31, 2008, but its net assets are included in our Condensed Consolidated Balance Sheet at July 31, 2009. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Note 4.           Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” (codified as “ASC 105”). ASC 105 establishes the Accounting Standards Codification as the source of authoritative accounting literature recognized by the FASB to be applied by nongovernmental entities in addition to rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative generally accepted accounting principles (“GAAP”) for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of the financial statements. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates (“ASU”). This standard became effective for financial statements for interim and annual reporting periods ending after September 15, 2009 and therefore was adopted by us on August 1, 2009. As the codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Arrangements, a consensus of the FASB Emerging Issues Task Force,” (“ASU 2009-13”), which amends ASC 605-25, “Revenue Recognition-Multiple-Element

Arrangements.” ASU 2009-13 provides principles for the allocation of consideration among multiple-element arrangements, allowing more flexibility in identifying and accounting for separate deliverables. ASU 2009-13 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently in the process of evaluating the impact of ASU 2009-13 on our financial position and results of operations.

In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. Some of the revised guidance of ASC 805 includes initial capitalization of acquired in-process research and development, expensing transaction and acquired restructuring costs and recording contingent consideration payments at fair value, with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for business combinations that occur during or after fiscal years beginning after December 15, 2008 and therefore was adopted by us on August 1, 2009. Any acquisitions we make in fiscal 2010 and future periods will be subject to this new accounting guidance.

In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  ASC 820 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. ASC 820, as issued, was effective for fiscal years beginning after November 15, 2007 and therefore was adopted on August 1, 2008 with respect to recorded financial assets and financial liabilities. In February 2008, the effective date of ASC 820 was deferred for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and therefore this portion of ASC 820 was adopted on August 1, 2009. The implementation of ASC 820 did not have a material impact on our financial position or results of operations at either date.

In August 2009, the FASB issued ASU 2009-05, which amends ASC 820. ASU 2009-05 provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more alternate techniques. ASU 2009-05 also clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 was effective for the first reporting period (including interim periods) beginning after issuance and therefore was adopted by us on August 1, 2009. The adoption of ASU 2009-05 did not have a material impact on our financial position or results of operations.

Note 5.           Accumulated Other Comprehensive Income

The Company’s comprehensive income for the three months ended October 31, 2009 and 2008 is set forth in the following table:

	Three Months Ended
	October 31,
	2009	2008

Net income	$6,168,000	$3,333,000
Other comprehensive loss:
Unrealized loss on interest cap, net of tax	—	(67,000)
Foreign currency translation, net of tax	(148,000)	(5,106,000)
Comprehensive income	$6,020,000	$(1,840,000)

Note 6.           Financial Instruments

We account for derivative instruments and hedging activities in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of October 31, 2009, all of our derivatives were designated as hedges.

Changes in the value of (i) the Canadian dollar against the United States dollar, (ii) the euro against the United States dollar and (iii) the British pound against the United States dollar affect our results of operations because a portion of the net assets of our Canadian subsidiaries (which are reported in our Specialty Packaging and Water Purification and Filtration segments) and Minntech’s Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional Canadian dollar or euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as further described in Note 16 to the Condensed Consolidated Financial Statements, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $3,017,000 at October 31, 2009, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on November 30, 2009. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three months ended October 31, 2009, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies and resulted in a net currency conversion loss on the items hedged of $2,000, net of tax, recognized in net income. Gains and losses related to the hedging contracts to buy Canadian dollars, euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

On August 1, 2008, we adopted ASC 820 for our financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three level fair value hierarchy to prioritize the inputs used in valuations, as defined below:

Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability.

As of October 31, 2009, the fair values of the Company’s assets measured on a recurring basis were categorized as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equilavents:
Bank deposits and certificates of deposit	$6,942,000	$—	$—	$6,942,000
Money markets and treasury obligations	16,163,000	—	—	16,163,000
Total cash and cash equilavents	$23,105,000	$—	$—	$23,105,000

As of October 31, 2009 and July 31, 2009, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of October 31, 2009 and July 31, 2009, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were comparable to market interest rates.

Note 7.           Intangible Assets and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $1,278,000 and $1,338,000 for the three months ended October 31, 2009 and 2008, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	October 31, 2009
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$25,945,000	$(10,257,000)	$15,688,000
Technology	9,326,000	(5,520,000)	3,806,000
Brand names	9,546,000	(4,056,000)	5,490,000
Non-compete agreements	1,863,000	(1,301,000)	562,000
Patents and other registrations	1,187,000	(242,000)	945,000
	47,867,000	(21,376,000)	26,491,000
Trademarks and tradenames	9,297,000	—	9,297,000
Total intangible assets	$57,164,000	$(21,376,000)	$35,788,000

	July 31, 2009
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$26,977,000	$(10,592,000)	$16,385,000
Technology	9,345,000	(5,304,000)	4,041,000
Brand names	9,546,000	(3,798,000)	5,748,000
Non-compete agreements	1,863,000	(1,223,000)	640,000
Patents and other registrations	1,140,000	(221,000)	919,000
	48,871,000	(21,138,000)	27,733,000
Trademarks and tradenames	9,309,000	—	9,309,000
Total intangible assets	$58,180,000	$(21,138,000)	$37,042,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2010 and the next five years is as follows:

Nine month period ending July 31, 2010	$3,766,000
Fiscal 2011	4,740,000
Fiscal 2012	4,276,000
Fiscal 2013	4,202,000
Fiscal 2014	4,018,000
Fiscal 2015	3,853,000

Goodwill changed during fiscal 2009 and the three months ended October 31, 2009 as follows:

		Water
	Healthcare	Purification	Endoscope			Total
	Disposables	and Filtration	Reprocessing	Dialysis	All Other	Goodwill

Balance, July 31, 2008	$50,473,000	$37,662,000	$9,648,000	$8,133,000	$8,042,000	$113,958,000
Acquisitions	—	1,466,000	—	—	—	1,466,000
Earnout on acquisition	157,000	—	—	—	—	157,000
Adjustments primarily relating to income tax exposure of acquired businesses	—	(38,000)	—	—	—	(38,000)
Foreign curreny translation	—	(244,000)	—	—	(304,000)	(548,000)
Balance, July 31, 2009	50,630,000	38,846,000	9,648,000	8,133,000	7,738,000	114,995,000
Foreign curreny translation	—	(33,000)	—	—	(41,000)	(74,000)
Balance, October 31, 2009	$50,630,000	$38,813,000	$9,648,000	$8,133,000	$7,697,000	$114,921,000

On July 31, 2009, we performed impairment studies of the Company’s goodwill and trademarks and trade names and concluded that such assets were not impaired.

Note 8.                                                          Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended
	October 31,
	2009	2008

Beginning balance	$949,000	$916,000
Provisions	427,000	302,000
Charges	(401,000)	(288,000)
Foreign currency translation	—	(48,000)
Ending balance	$975,000	$882,000

The warranty provisions and charges during the three months ended October 31, 2009 and 2008 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.                                                          Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $508,000 at October 31, 2009.

At October 31, 2009, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At October 31, 2009, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.29% to 2.09%. The margins applicable to our outstanding borrowings at October 31, 2009 were 0.00% above the lender’s base rate and 0.75% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at October 31, 2009. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected for the remainder of fiscal 2010 from any exposure associated with increasing LIBOR rates. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at October 31, 2009.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex, and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of October 31, 2009, we were in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On October 31, 2009, we had $38,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $17,500,000 and $20,500,000 under the term loan facility and the revolving credit facility, respectively. The maturities of our credit facilities are described in Note 12 to the Condensed Consolidated Financial Statements.

The revolving portion of our credit facilities has a termination date of August 1, 2010. Although we may repay a portion of our outstanding borrowings under the revolver throughout fiscal 2010, we do not presently anticipate paying off the revolver in full by its termination date. We are in discussions with our bank syndicate regarding modifications to such facility, including an extension of the termination date, and expect to formally modify the facility before the expiration date. However, since any modification will not be completed until later in fiscal 2010, subsequent to July 31, 2009 the entire outstanding balance of the revolver was reclassified from long-term to current.

Note 10.                                                   Earnings Per Common Share

Basic EPS is computed based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of Common Stock equivalents using the treasury stock method and the average market price of our Common Stock for the period.

In June 2008, the FASB issued ASC 260-10-45, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method, a change that reduces both basic and diluted EPS. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method allocates earnings for the period between common shareholders and other security holders and requires the denominator for both basic and diluted EPS to include the weighted average participating securities along with the weighted average number of common shares outstanding. Previously, we excluded unvested restricted stock awards in the calculation of basic EPS and included such awards in diluted EPS under the treasury stock method. ASC 260-10-45 was effective for fiscal years beginning after December 15, 2008 and therefore was adopted on August 1, 2009. All prior period EPS data presented have been adjusted retrospectively to conform to the provisions of ASC 260-10-45. For the three months ended October 31, 2008, such retrospective application caused an insignificant increase in the denominator of our weighted average shares calculation, which decreased previously reported basic EPS from $0.21 to $0.20 but had no impact on previously reported diluted EPS.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	October 31,
	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$6,168,000	$3,333,000

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share - weighted average number of shares outstanding	16,660,363	16,397,488

Dilutive effect of stock options using the treasury stock method and the average market price for the period	108,274	59,050

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,768,637	16,456,538

Basic earnings per share	$0.37	$0.20

Diluted earnings per share	$0.37	$0.20

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidulitive	1,247,251	1,537,976

Note 11.                                                   Income Taxes

The consolidated effective tax rate was 38.2% and 39.4% for the three months ended October 31, 2009 and 2008, respectively. The decrease in the consolidated effective tax rate was affected principally by the geographic mix of pre-tax income, partially offset by the impact of various tax rate reductions in the prior year, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 38.1% and 35.8% for the three months ended October 31, 2009 and 2008, respectively. The lower overall effective tax rate for the three months ended October 31, 2008 was principally caused by New York state tax rate reductions, which primarily relate to our Healthcare Disposables segment, and Federal tax legislation that enabled us to claim the research and experimentation tax credit. Such New York state tax rate reductions and Federal tax legislation were both enacted in 2008 and had a significant favorable effect on our effective tax rate in the year of enactment.

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the three months ended October 31, 2008, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. For the three months ended October 31, 2009, our Netherlands operation became slightly profitable as a result of the prior year restructuring of its operations, as more fully described elsewhere in this MD&A and Note 16 to the Condensed Consolidated Financial Statements.

The results of operations for our subsidiaries in Canada, Japan and Singapore did not have a significant impact on our overall effective tax rate for the three months ended October 31, 2009 and 2008 due to the size of income before income taxes generated from these operations relative to income before income taxes generated from our United States operations.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of our unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions were recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted ASC 805, which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations beginning with fiscal 2010. However, if our unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate due to the size of the unrecognized tax benefits in relation to our income before income taxes. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2008	$427,000
Lapse of statute of limitations	(47,000)
Unrecognized tax benefits on July 31, 2009	380,000
Activity during the three months ended October 31, 2009	—
Unrecognized tax benefits on October 31, 2009	$380,000

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

12.                               Commitments and Contingencies

Long-term contractual obligations

As of October 31, 2009, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2010	2011	2012	2013	2014	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$28,000	$10,000	$—	$—	$—	$—	$38,000
Expected interest payments under the credit facilities (1)	600	124	—	—	—	—	724
Minimum commitments under noncancelable operating leases	2,295	2,348	1,480	1,027	891	3,073	11,114
Minimum commitments under noncancelable capital leases	39	14	—	—	—	—	53
Deferred compensation and other	303	408	250	32	33	166	1,192
Employment agreements	2,517	148	137	—	—	—	2,802
Total contractual obligations	$33,754	$13,042	$1,867	$1,059	$924	$3,239	$53,885

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.26% and 2.34%, respectively, which were our weighted average interest rates on outstanding borrowings at October 31, 2009.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment agreements

We have previously entered into various employment agreements with executives of the Company, including our Corporate executive staff and our subsidiary presidents. The majority of such contracts have expired or will expire on January 31, 2010. The Compensation Committee of the Board of Directors is actively working on new agreements and has retained a third party consulting firm to provide advice on executive compensation and to assist with this process. In the interim, the Compensation Committee has agreed that in the event the employment of any of these executives is terminated by the Company without cause, the executive will continue to receive his base salary through July 31, 2010.

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

In accordance with FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), we have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and operating income.

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

Four customers collectively accounted for approximately 53% of our Healthcare Disposables segment net sales and approximately 15% of our consolidated net sales during the three months ended October 31, 2009.

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

One customer accounted for approximately 24% of our Water Purification and Filtration segment net sales and approximately 7% of our consolidated net sales during the three months ended October 31, 2009.

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

Three customers collectively accounted for approximately 48% of our Dialysis segment net sales and approximately 17% of our consolidated net sales, including one customer that accounted for approximately 32% of our Dialysis segment net sales and approximately 8% of our consolidated net sales, during the three months ended October 31, 2009.

All Other

In accordance with quantitative thresholds established by ASC 280, we have combined the Therapeutic Filtration and Specialty Packaging operating segments into the All Other reporting segment.

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

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2009 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended
	October 31,
	2009	2008

Net sales:
Healthcare Disposables	$20,582,000	$15,749,000
Water Purification and Filtration	18,832,000	18,470,000
Endoscope Reprocessing	14,790,000	12,423,000
Dialysis	12,829,000	14,230,000
All Other	3,962,000	3,534,000
Total	$70,995,000	$64,406,000

Operating Income:
Healthcare Disposables	$4,848,000	$1,977,000
Water Purification and Filtration	2,158,000	1,752,000
Endoscope Reprocessing	1,717,000	1,535,000
Dialysis	2,944,000	2,239,000
All Other	1,045,000	665,000
	12,712,000	8,168,000
General corporate expenses	(2,348,000)	(1,984,000)
Interest expense, net	(379,000)	(681,000)

Income before income taxes	$9,985,000	$5,503,000

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

For the three months ended October 31, 2008, we recorded $271,000 of restructuring costs, of which $139,000 was recorded in cost of sales and $132,000 was recorded in general and administrative expenses. The total cost of the restructuring plan was $710,000 and was recorded beginning in our fourth quarter of fiscal 2008 until the restructuring plan completion date of July 31, 2009. We do not expect to incur any additional restructuring costs. The majority of the restructuring costs were included in our Endoscope Reprocessing segment. Since the above costs were recorded in our Netherlands subsidiary, which had been experiencing losses from its operations, tax benefits on the above costs were not recorded.

As part of the restructuring plan, we sold our Netherlands building and land on May 19, 2009 and entered into a lease for 2.5 years with the new owner so we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. The sale of the building and land resulted in a gain of $146,000, which is being amortized over the life of the lease and is recorded in deferred revenue and other long-term liabilities. The rent for the full 2.5 year lease of $325,000 was paid from the sale proceeds and recorded in prepaid expenses and other assets.

Note 17.                                                   Convertible Note Receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note (the “Note”) issued by BIOSAFE, Inc. (“BIOSAFE”), in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surface. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we are obligated to invest an additional $300,000 in notes of BIOSAFE, which is expected to occur during the three months ending January 31, 2010.

The Note accrues interest at a per annum rate of 8% until the maturity date of June 30, 2011 or earlier exercise. The Note is convertible into a newly-created series of preferred stock of BIOSAFE. Interest is payable in shares of BIOSAFE stock, or if a next round of financing does not occur by the maturity date, in cash. If not paid by the maturity date, interest will accrue thereafter at a rate of 12% per annum. In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest of $11,000, is included within other assets in our Condensed Consolidated Balance Sheets.

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

Results of Operations provides a discussion of the consolidated results of operations for the three months ended October 31, 2009 compared with the three months ended October 31, 2008.

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

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (the “2009 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)                                                        Net income increased by 85% for the three months ended October 31, 2009, compared with the three months ended October 31, 2008. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments and we have proactively developed our overall business to where approximately 75% of our net sales are attributable to consumable products and service. While all of our business segments performed well and each exceeded prior year operating results, the Healthcare Disposables segment contributed a significant portion of the increase to net income for the three months ended October 31, 2009. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                  an increase in demand for healthcare disposables products as a result of the outbreak of the novel H1N1 (swine flu),

•                  improved gross margins as a result of numerous profit improvement and sales and marketing initiatives and the continued shift in sales mix to higher margin disposables,

•                  reductions in manufacturing, raw material and distribution costs,

•                  general company-wide efforts to control operating expenses while still investing in sales, marketing and research and development activities, and

•                  favorable interest costs due to both reduced average interest rates as well as lower outstanding borrowings.

However, we do not expect this level of growth will continue to be achieved, especially given the economic downturn, uncertainty surrounding the severity of the novel H1N1 flu outbreak and other potential risks or uncertainties. See “Risk Factors” in our 2009 Form 10-K for a discussion of the Company’s risk factors.

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

(iii)                                                The deterioration in the economy and credit markets adversely impacted our sales of capital equipment in our Water Purification and Filtration segment for the three months ended October 31, 2009 compared with the three months ended October 31, 2008 by causing some of our customers to delay spending on such products, as more fully described elsewhere in this MD&A.

(iv)                                                 In June 2008, we announced and began executing our plan to restructure our Netherlands manufacturing operations as part of our continuing effort to reduce operating costs and leverage our existing United States infrastructure. As a result of this restructuring, approximately $271,000 of restructuring costs were recorded in the three months ended October 31, 2008, which decreased both basic and diluted earnings per share by $0.02, as more fully described in Note 16 to the Condensed Consolidated Financial Statements and elsewhere in this MD&A.

(v)                                                    Fluctuations in the rates of currency exchange had an overall adverse impact on our net income for the three months ended October 31, 2009, compared with the three months ended October 31, 2008, as more fully described elsewhere in this MD&A.

(vi)                                                 We acquired the business of G.E.M. Water Systems Int’l, LLC (“G.E.M.”) on July 31, 2009, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries. Since the G.E.M. acquisition was completed on July 31, 2009, its results of operations are included in our results of operations for the three months ended October 31, 2009, but are not reflected in our results of operations for the three months ended October 31, 2008.

The following discussion should also be read in conjunction with our 2009 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended
	October 31,
	2009		2008
	(Dollar amounts in thousands)
	$	%	$	%

Healthcare Disposables	$20,582	29.0	$15,749	24.4
Water Purification and Filtration	18,832	26.5	18,470	28.7
Endoscope Reprocessing	14,790	20.8	12,423	19.3
Dialysis	12,829	18.1	14,230	22.1
All Other	3,962	5.6	3,534	5.5
	$70,995	100.0	$64,406	100.0

Net Sales

Net sales increased by $6,589,000, or 10.2%, to $70,995,000 for the three months ended October 31, 2009 from $64,406,000 for the three months ended October 31, 2008.

The increase in net sales for the three months ended October 31, 2009 was principally attributable to increases in sales of healthcare disposables products and endoscope reprocessing products and services, partially offset by a decrease in dialysis products.

Net sales of healthcare disposables products increased by 30.7% for the three months ended October 31, 2009 compared with the three months ended October 31, 2008 despite nominal growth in the overall dental market, primarily due to (i) increased sales volume of high margin face masks, disinfectants and other healthcare disposables products due to the outbreak of the novel H1N1 flu (swine flu) in April 2009, which has resulted in increased demand, (ii) approximately $400,000 in higher net sales due to a prior year increase in selling prices, which were implemented to offset corresponding supplier cost increases, and (iii) favorable results from sales and marketing initiatives. Although the outbreak of the novel H1N1 flu has resulted in strong sales volume of high margin face masks and other healthcare disposables products, we do not expect that such increased sales levels will be sustained throughout fiscal 2010 since such demand is highly dependent upon the severity and timing of the novel H1N1 flu, the ability of our Company to educate existing customers and potential new customers on the benefits of our face masks, disinfectants and other products and the level of urgency our customers and the general public develop and maintain with respect to epidemic and pandemic preparedness.

Net sales of endoscope reprocessing products and services increased by 19.1% for the three months ended October 31, 2009 compared with the three months ended October 31, 2008 primarily due to increases in both domestic and international demand for (i) our disinfectants and equipment accessories due to the increased field population of equipment and (ii) endoscope reprocessing equipment. Additionally, the increase was due to higher selling prices of our disinfectants in the United States as a result of converting such prior period sales from our former equipment distributor to our direct sales and service force.

Net sales of water purification and filtration products and services increased by 2.0% for the three months ended October 31, 2009 compared with the three months ended October 31, 2008 primarily due to (i) approximately $775,000 of net sales due to the acquisition of G.E.M. on July 31, 2009, (ii) an increase in demand for our sterilants and filters within our installed equipment base of business and (iii) higher selling prices, which favorably impacted net sales for the three months ended October 31, 2009 by approximately $280,000. Partially offsetting these increases were delayed investments by customers of our water purification equipment used for dialysis as well as for commercial and industrial (large capital) applications as a result of the deterioration in the general economy and credit markets, which may continue to adversely affect capital equipment sales.

Net sales of dialysis products and services decreased by 9.8% for the three months ended October 31, 2009 compared with the three months ended October 31, 2008 primarily due to the continuing adverse impact of losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic customers as a result of the highly competitive and price sensitive market for this low margin commodity product. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our low margin dialysate concentrate product during the remainder of fiscal 2010 as we elect not to pursue unprofitable concentrate sales. Furthermore, Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States, manufactures dialysate concentrate themselves and has been gradually decreasing their purchases of that product from us and may continue to do so in the future. Additionally, we cannot provide assurances that the level of concentrate sales to international customers will be sustained. Partially offsetting these decreases were higher selling prices, which favorably impacted net sales for the three months ended October 31, 2009 by approximately $250,000.

Gross profit

Gross profit increased by $5,835,000, or 24.7%, to $29,458,000 for the three months ended October 31, 2009 from $23,623,000 for the three months ended October 31, 2008. Gross profit as a percentage of net sales for the three months ended October 31, 2009 and 2008 was 41.5% and 36.7%, respectively.

The gross profit percentage for the three months ended October 31, 2009 increased compared with the three months ended October 31, 2008 primarily due to (i) favorable sales mix due to the increased sales volume of certain higher margin products such as face masks and disinfectants in our Healthcare Disposables segment, disinfectants and equipment accessories in our Endoscope Reprocessing segment, and sterilants and filters in our Water Purification and Filtration segment, as well as decreased sales of our low margin dialysate concentrate product in our Dialysis segment, (ii) higher selling prices including those attributable to converting the sale of high-level disinfectants in our Endoscope Reprocessing segment from our former equipment distributor to our direct sales and service force at higher selling prices, (iii) a decrease in raw material and distribution costs due to the lower price of fuel and oil, (iv) improved efficiencies in our manufacturing, distribution and service functions and (v) approximately $139,000 in restructuring charges recorded primarily in our Endoscope Reprocessing segment during the three months ended October 31, 2008 relating to the relocation of our Netherlands manufacturing operations, as more fully described elsewhere in this MD&A. However, we do not expect this gross profit percentage to be sustained since we anticipate a change in sales mix away from our higher margin Healthcare Disposables products as a result of the timing of the novel H1N1 flu. Additionally, we cannot provide assurances that our gross profit percentage will not be adversely affected if raw materials and distribution costs increase and we are unable to implement price increases.

Operating Expenses

Selling expenses increased by $1,174,000, or 16.0%, to $8,524,000 for the three months ended October 31, 2009, from $7,350,000 for the three months ended October 31, 2008, primarily due to (i) higher compensation expense principally in our Endoscope Reprocessing segment relating to incentive compensation and additional sales personnel and (ii) increased sales support services principally in our Water Purification and Filtration and Endoscope Reprocessing segments.

Selling expenses as a percentage of net sales were 12.0% and 11.4% for the three months ended October 31, 2009 and 2008, respectively.

General and administrative expenses increased by $281,000, or 3.1%, to $9,305,000 for the three months ended October 31, 2009, from $9,024,000 for the three months ended October 31, 2008, primarily due to increases of approximately $300,000 in incentive compensation principally in our Healthcare Disposables segment and $255,000 in stock-based compensation expense, as well as the inclusion of approximately $175,000 of foreign exchange gains during the three months ended October 31, 2008 associated with translating certain foreign denominated assets into functional currencies. These increases were partially offset by a decrease in overhead and restructuring costs at our Netherlands operation due to the completion of restructuring activities, as more fully described elsewhere in this MD&A.

General and administrative expenses as a percentage of net sales were 13.1% and 14.0% for the three months ended October 31, 2009 and 2008, respectively.

Research and development expenses (which include continuing engineering costs) increased by $200,000 to $1,265,000 for the three months ended October 31, 2009, from $1,065,000 for the three months ended October 31, 2008, primarily due to increased development work on certain new products as well as continuing engineering on existing products primarily in our Water Purification and Filtration, Endoscope Reprocessing and Therapeutic Filtration segments.

Interest

Interest expense decreased by $364,000 to $387,000 for the three months ended October 31, 2009, from $751,000 for the three months ended October 31, 2008, primarily due to decreases in average outstanding borrowings and average interest rates.

Interest income decreased by $62,000 to $8,000 for the three months ended October 31, 2009, from $70,000 for the three months ended October 31, 2008, primarily due to a decrease in average interest rates and a more conservative investment philosophy.

Income taxes

The consolidated effective tax rate was 38.2% and 39.4% for the three months ended October 31, 2009 and 2008, respectively. The decrease in the consolidated effective tax rate was affected principally by the geographic mix of pre-tax income, partially offset by the impact of various tax rate reductions in the prior year, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 38.1% and 35.8% for the three months ended October 31, 2009 and 2008, respectively. The lower overall effective tax rate for the three months ended October 31, 2008 was principally caused by New York state tax rate reductions, which primarily relate to our Healthcare Disposables segment, and Federal tax legislation that enabled us to claim the research and experimentation tax credit. Such New York state tax rate reductions and Federal tax legislation were both enacted in 2008 and had a significant favorable effect on our effective tax rate in the year of enactment.

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the three months ended October 31, 2008, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. For the three months ended October 31, 2009, our Netherlands operation became slightly profitable as a result of the prior year restructuring of its operations, as more fully described elsewhere in this MD&A and Note 16 to the Condensed Consolidated Financial Statements.

The results of operations for our subsidiaries in Canada, Japan and Singapore did not have a significant impact on our overall effective tax rate for the three months ended October 31, 2009 and 2008 due to the size of income before income taxes generated from these operations relative to income before income taxes generated from our United States operations.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of our unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions were recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations beginning with fiscal 2010. However, if our unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate due to the size of the unrecognized tax benefits in relation to our income before income taxes. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2008	$427,000
Lapse of statute of limitations	(47,000)
Unrecognized tax benefits on July 31, 2009	380,000
Activity during the three months ended October 31, 2009	—
Unrecognized tax benefits on October 31, 2009	$380,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2009	2008

Cost of sales	$18,000	$18,000
Operating expenses:
Selling	69,000	53,000
General and administrative	698,000	443,000
Research and development	4,000	6,000
Total operating expenses	771,000	502,000
Stock-based compensation before income taxes	789,000	520,000
Income tax benefits	(290,000)	(247,000)
Total stock-based compensation expense, net of tax	$499,000	$273,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.02

Diluted	$0.03	$0.02

For the three months ended October 31, 2009 and 2008, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense.

The stock-based compensation expense recorded in the Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

Most of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At October 31, 2009, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $5,141,000 with a remaining weighted average period of 24 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital or a reduction of deferred tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. For the three months ended October 31, 2009 and 2008, such income tax deductions reduced income taxes payable by $29,000 and $348,000, respectively.

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

Liquidity and Capital Resources

Working capital

At October 31, 2009, the Company’s working capital was $32,029,000, compared with $49,797,000 at July 31, 2009. This decrease in working capital was primarily due to reclassifying the entire outstanding balance of our revolving credit facility from long-term to current as a result of the revolving credit facility’s expiration occurring in less than one year on August 1, 2010.

Cash flows from operating activities

Net cash provided by operating activities was $6,456,000 and $5,407,000 for the three months ended October 31, 2009 and 2008, respectively. For the three months ended October 31, 2009, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and an increase in taxes payable (due to the timing associated with tax payments), partially offset by increases in inventories (due to planned increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscope Reprocessing segments) and accounts receivable (due to strong October sales primarily in our Healthcare Disposables segment) and a decrease in accounts payable, deferred revenue and accrued expenses (due primarily to the timing associated with incentive compensation payments).

For the three months ended October 31, 2008, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes), a decrease in accounts receivable (due to improved collections) and an increase in income taxes payable (due to the timing associated with tax payments). These items were partially offset by increases in inventories (due to planned increases in stock levels of certain products primarily in our Endoscope Reprocessing segment) and prepaid expenses (due to the prepayment of certain operating expenses) and a decrease in accounts payable, deferred revenue and accrued expenses (due primarily to the timing associated with incentive compensation payments).

Cash flows from investing activities

Net cash used in investing activities was $1,664,000 and $5,690,000 for the three months ended October 31, 2009 and 2008, respectively. For the three months ended October 31, 2009, the net cash used in investing activities was primarily for capital expenditures. For the three months ended October 31, 2008, the net cash used in investing activities was primarily for acquisition earnout payments to the former owners of Crosstex and Twist and capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $5,053,000 and $633,000 for the three months ended October 31, 2009 and 2008, respectively. For the three months ended October 31, 2009, the net cash used in financing activities was primarily attributable to repayments under our credit facilities, partially offset by proceeds from the exercises of stock options. For the three months ended October 31, 2008, the net cash used in financing activities was primarily attributable to repayments under our credit facilities and purchases of treasury stock, partially offset by a borrowing under our revolving credit facility and proceeds from the exercises of stock options.

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

For the three months ended October 31, 2008, we recorded $271,000 of restructuring costs, of which $139,000 was recorded in cost of sales and $132,000 was recorded in general and administrative expenses. The total cost of the restructuring plan was $710,000 and was recorded beginning in our fourth quarter of fiscal 2008 until the restructuring plan completion date of July 31, 2009. We do not expect to incur any additional restructuring costs. The majority of the restructuring costs were included in our Endoscope Reprocessing segment. Since the above costs were recorded in our Netherlands subsidiary, which had been experiencing losses from its operations, tax benefits on the above costs were not recorded.

As part of the restructuring plan, we sold our Netherlands building and land on May 19, 2009 and entered into a lease for 2.5 years with the new owner so we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. The sale of the building and land resulted in a gain of $146,000, which is being amortized over the life of the lease and is recorded in deferred revenue and other long-term liabilities. The rent for the full 2.5 year lease of $325,000 was paid from the sale proceeds and recorded in prepaid expenses and other assets.

Long-term contractual obligations

As of October 31, 2009, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2010	2011	2012	2013	2014	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$28,000	$10,000	$—	$—	$—	$—	$38,000
Expected interest payments under the credit facilities (1)	600	124	—	—	—	—	724
Minimum commitments under noncancelable operating leases	2,295	2,348	1,480	1,027	891	3,073	11,114
Minimum commitments under noncancelable capital leases	39	14	—	—	—	—	53
Deferred compensation and other	303	408	250	32	33	166	1,192
Employment agreements	2,517	148	137	—	—	—	2,802
Total contractual obligations	$33,754	$13,042	$1,867	$1,059	$924	$3,239	$53,885

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.26% and 2.34%, respectively, which were our weighted average interest rates on outstanding borrowings at October 31, 2009.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “2005 U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The 2005 U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the 2005 U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $508,000 at October 31, 2009.

At November 30, 2009, borrowings under the 2005 U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the 2005 U.S. Credit Facilities (“EBITDA”). At November 30, 2009, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.29% to 2.09%. The margins applicable to our outstanding borrowings at November 30, 2009 were 0.00% above the lender’s base rate and 0.75% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at November 30, 2009. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected for the remainder of fiscal 2010 from any exposure associated with increasing LIBOR rates. The 2005 U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at November 30, 2009.

The 2005 U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. As of October 31, 2009, we were in compliance with all financial and other covenants under the 2005 U.S. Credit Facilities.

On October 31, 2009, we had $38,000,000 of outstanding borrowings under the 2005 U.S. Credit Facilities, which consisted of $17,500,000 and $20,500,000 under the term loan facility and the revolving credit facility, respectively. On December 4, 2009, we repaid $3,000,000 under the revolving credit facility reducing our total outstanding borrowings to $35,000,000.

The revolving portion of our credit facilities has a termination date of August 1, 2010. Although we may repay a portion of our outstanding borrowings under the revolver throughout fiscal 2010, we do not presently anticipate paying off the revolver in full by its termination date. We are in discussions with our bank syndicate regarding modifications to such facility, including an extension of the termination date, and expect to formally modify the facility before the expiration date. However, since any modification will not be completed until later in fiscal 2010, subsequent to July 31, 2009 the entire outstanding balance of the revolver was reclassified from long-term to current.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment agreements

We have previously entered into various employment agreements with executives of the Company, including our Corporate executive staff and our subsidiary presidents. The majority of such contracts have expired or will expire on January 31, 2010. The Compensation Committee of the Board of Directors is actively working on new agreements and has retained a third party consulting firm to provide advice on executive compensation and to assist with this process. In the interim, the Compensation Committee has agreed that in the event the employment of any of these executives is terminated by the Company without cause, the executive will continue to receive his base salary through July 31, 2010.

Convertible Note Receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note (the “Note”) issued by BIOSAFE, Inc. (“BIOSAFE”), in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surface. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we are obligated to invest an additional $300,000 in notes of BIOSAFE, which is expected to occur during the three months ending January 31, 2010.

The Note accrues interest at a per annum rate of 8% until the maturity date of June 30, 2011 or earlier exercise. The Note is convertible into a newly-created series of preferred stock of BIOSAFE. Interest is payable in shares of BIOSAFE stock, or if a next round of financing does not occur by the maturity date, in cash. If not paid by the maturity date, interest will accrue thereafter at a rate of 12% per annum. In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest of $11,000, is included within other assets in our Condensed Consolidated Balance Sheets.

Financing needs

At October 31, 2009, we had a cash balance of $23,105,000, of which $7,739,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations, and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At December 4, 2009, $32,500,000 was available under our United States revolving credit facility, which expires on August 1, 2010.

Notwithstanding our cash position and revolving credit borrowing availability, under the terms of our credit facilities we are limited to the amount of aggregate purchase price we pay for acquisitions during the duration of the credit agreement without obtaining prior bank approval. As of November 30, 2009, the remaining purchase price available for future acquisitions without obtaining prior bank approval is approximately $2,500,000.

Foreign currency

During the three months ended October 31, 2009, compared with the three months ended October 31, 2008, the average value of the Canadian dollar decreased by approximately 0.3% relative to the value of the United States dollar. Additionally, at October 31, 2009 compared with July 31, 2009, the value of the Canadian dollar relative to the value of the United States dollar decreased by approximately 0.6%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2009 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affected our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

For the three months ended October 31, 2009, compared with the three months ended October 31, 2008, the average value of the euro increased by approximately 2.3% relative to the value of the United States dollar. Additionally, at October 31, 2009 compared with July 31, 2009, the value of the euro relative to the United States dollar increased by approximately 4.4%. The financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2009 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Additionally, changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 16 to the Condensed Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were four foreign currency forward contracts with an aggregate value of $3,436,000 at November 30, 2009, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on December 31, 2009. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy Canadian dollars, euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three months ended October 31, 2009, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2009, compared with the three months ended October 31, 2008, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an adverse impact for the three months ended October 31, 2009, compared with the three months ended October 31, 2008, upon our net income of approximately $110,000 primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar.

For purposes of translating the balance sheet at October 31, 2009 compared with July 31, 2009, the total of the foreign currency movements resulted in a foreign currency translation loss of $148,000 for the three months ended October 31, 2009, thereby decreasing stockholders’ equity.

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

None of our sales contains right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental, water purification and filtration and endoscope reprocessing customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $764,000 and $725,000 for the three months ended October 31, 2009 and 2008, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using the average fair value results of the market multiple and discounted cash flow methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2009, management concluded that none of our intangible assets or goodwill was impaired. On October 31, 2009, management concluded that no events or changes in circumstances have occurred during the three months ended October 31,

2009 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted-average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2009, our reporting units that were potentially at risk for impairment were Healthcare Disposables and Specialty Packaging, which had average fair values that exceeded book value by approximately 6% and 11%, respectively. With respect to Healthcare Disposables, such average fair value was determined using future operating and cash flow assumptions that management believes to be conservative, especially in light of more recent market conditions such as the outbreak of the novel H1N1 flu (swine flu), which has had a positive impact on operating results of this segment. For all of our remaining reporting units, average fair value exceeded book value by substantial amounts.

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

Warranty Reserve

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

Stock-Based Compensation

For fiscal 2005 and earlier periods, we accounted for stock options using the intrinsic value method under which stock compensation expense was not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant. Beginning August 1, 2005, we accounted for stock options under ASC 718 using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense is recognized for any option grant or stock award granted on or after August 1, 2005, as well as the unvested portion of stock options granted prior to August 1, 2005, based upon the award’s fair value.

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

The stock-based compensation expense recorded in our Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

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

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of such unrecognized tax benefits originated from acquisitions and are based primarily upon management’s assessment of exposure associated with acquired companies. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions were recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted ASC 805, which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations beginning with fiscal 2010. Unrecognized tax benefits are analyzed periodically and adjustments are made, as events occur to warrant adjustment to the related liability.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded charges associated with exit or disposal activities in fiscals 2009 and 2008 relating to our restructuring plan for our Netherlands manufacturing operations, as further described in our MD&A and Note 16 to the Condensed Consolidated Financial Statements.

Other Matters

We do not have any off balance sheet financial arrangements, other than future commitments under operating leases and employment agreements.

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

•      the volatility of oil and fuel prices on our raw materials and distribution costs

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

Consequently, you should not consider the foregoing items to be a complete list of all potential risks or uncertainties. See “Risk Factors” in our 2009 Form 10-K for a discussion of the above risk factors and certain additional risk factors that you should consider before investing in the shares of our Common Stock.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2009 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall adverse impact for the three months ended October 31, 2009, compared with the three months ended October 31, 2008, upon our net income and stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 16 to the Condensed Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency. Additionally, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2009 Form 10-K. Fluctuations in the rates of currency exchange between the United States dollar and the euro or British pound had an overall favorable impact for the three months ended October 31, 2009, compared with the three months ended October 31, 2008, upon our net income, and did not have a material impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $3,017,000 at October 31, 2009, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on November 30, 2009. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three months ended October 31, 2009, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2009, compared with the three months ended October 31, 2008, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an adverse impact on our net income for the three months ended October 31, 2009, compared with the three months ended October 31, 2008, primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar, and an adverse impact upon stockholders’ equity.

Interest Rate Market Risk

We have a United States credit facility for which the interest rate on outstanding borrowings is variable. Substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, interest expense is affected by the general level of interest rates in the United States as well as LIBOR interest rates.

Market Risk Sensitive Transactions

Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2009 Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

None.

ITEM 1A.              RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2009 Form 10-K. The risk factors disclosed in Part I, Item 1A to our 2009 Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

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

Date: December 10, 2009

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller