Form 10-Q
period 2010-01-31
CANTEL MEDICAL CORP
filed 2010-03-10
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010.

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

Number of shares of Common Stock outstanding as of February 28, 2010: 16,825,792.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31,	July 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$18,131	$23,368
Accounts receivable, net of allowance for doubtful accounts of $906 at January 31 and $1,080 at July 31	32,198	30,450
Inventories:
Raw materials	12,963	10,980
Work-in-process	4,638	3,074
Finished goods	16,008	15,146
Total inventories	33,609	29,200
Deferred income taxes	1,919	1,898
Prepaid expenses and other current assets	4,161	3,994
Total current assets	90,018	88,910
Property and equipment, net	35,679	35,968
Intangible assets, net	34,591	37,042
Goodwill	115,032	114,995
Other assets	1,259	956
	$276,579	$277,871
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$25,500	$10,000
Accounts payable	9,920	8,948
Compensation payable	7,523	10,431
Earnout payable	—	157
Accrued expenses	6,727	6,583
Deferred revenue	3,218	2,819
Income taxes payable	184	175
Total current liabilities	53,072	39,113

Long-term debt	5,000	33,300
Deferred income taxes	16,840	16,378
Other long-term liabilities	1,767	1,964

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; January 31 - 18,061,604 shares issued and 16,821,458 shares outstanding; July 31 - 17,883,873 shares issued and 16,643,727 shares outstanding	1,806	1,788
Additional paid-in capital	89,680	87,169
Retained earnings	112,308	102,103
Accumulated other comprehensive income	8,331	8,281
Treasury Stock, at cost; January 31 and July 31 - 1,240,146 shares	(12,225)	(12,225)
Total stockholders’ equity	199,900	187,116
	$276,579	$277,871

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Net sales	$66,587	$62,420	$137,582	$126,826

Cost of sales	39,463	38,809	81,000	79,592

Gross profit	27,124	23,611	56,582	47,234

Expenses:
Selling	8,711	6,992	17,235	14,342
General and administrative	9,272	9,037	18,577	18,061
Research and development	1,157	983	2,422	2,048
Total operating expenses	19,140	17,012	38,234	34,451

Income before interest and income taxes	7,984	6,599	18,348	12,783

Interest expense	339	674	726	1,425
Interest income	(8)	(38)	(16)	(108)

Income before income taxes	7,653	5,963	17,638	11,466

Income taxes	2,777	2,189	6,594	4,359

Net income	$4,876	$3,774	$11,044	$7,107

Earnings per common share:
Basic	$0.29	$0.23	$0.66	$0.43

Diluted	$0.29	$0.23	$0.65	$0.43

Dividends per common share	$0.05	$—	$0.05	$—

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2010	2009

Cash flows from operating activities
Net income	$11,044	$7,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,138	3,075
Amortization	2,572	2,606
Stock-based compensation expense	1,600	1,045
Amortization of debt issuance costs	215	197
Loss on disposal of fixed assets	227	22
Deferred income taxes	(588)	(965)
Excess tax benefits from stock-based compensation	(81)	(197)
Changes in assets and liabilities:
Accounts receivable	(1,743)	1,353
Inventories	(4,402)	(1,705)
Prepaid expenses and other current assets	(345)	(793)
Accounts payable, deferred revenue and accrued expenses	(1,599)	332
Income taxes payable	277	1,131
Net cash provided by operating activities	10,315	13,208

Cash flows from investing activities
Capital expenditures	(3,072)	(2,062)
Proceeds from disposal of fixed assets	—	3
Earnout paid to Crosstex sellers	—	(3,666)
Earnout paid to Twist seller	(157)	(629)
Purchase of convertible note receivable	(300)	—
Other, net	(173)	48
Net cash used in investing activities	(3,702)	(6,306)

Cash flows from financing activities
Borrowings under revolving credit facility	—	3,500
Repayments under term loan facility	(5,000)	(4,000)
Repayments under revolving credit facility	(7,800)	(3,500)
Proceeds from exercises of stock options	1,692	874
Dividends paid	(840)	—
Excess tax benefits from stock-based compensation	81	197
Purchases of treasury stock	—	(404)
Net cash used in financing activities	(11,867)	(3,333)

Effect of exchange rate changes on cash and cash equivalents	17	(1,835)

(Decrease) increase in cash and cash equivalents	(5,237)	1,734
Cash and cash equivalents at beginning of period	23,368	18,318
Cash and cash equivalents at end of period	$18,131	$20,052

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

The Condensed Consolidated Balance Sheet at July 31, 2009 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 260-10-45, “Earnings Per Share — Other Presentation Matters,” (“ASC 260-10-45”). ASC 260-10-45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008 and therefore was adopted on August 1, 2009 as further described in Note 10 to the Condensed Consolidated Financial Statements. All prior period EPS data have been adjusted retrospectively to conform to the provisions of ASC 260-10-45. For the three and six months ended January 31, 2009, such retrospective application caused an insignificant increase in the denominator of our weighted average shares calculation, which decreased previously reported basic EPS for the six months ended January 31, 2009 from $0.44 to $0.43 but had no impact on basic EPS for the three months ended January 31, 2009 and previously reported diluted EPS.

Cantel had five principal operating companies at each of January 31, 2010 and July 31, 2009, Minntech Corporation (“Minntech”), Crosstex International Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

We currently operate our business through six operating segments: Water Purification and Filtration (through Mar Cor, Biolab and Minntech), Healthcare Disposables (through Crosstex), Endoscope Reprocessing (through Minntech), Dialysis (through Minntech), Therapeutic Filtration (through Minntech) and Specialty Packaging (through Saf-T-Pak). The Therapeutic Filtration and Specialty Packaging operating segments are combined in the All

Other reporting segment for financial reporting purposes.

On July 31, 2009, we acquired certain net assets of G.E.M. Water Systems Int’l, LLC (“G.E.M.”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The G.E.M. acquisition had an insignificant effect on our results of operations for the three and six months ended January 31, 2010 due to the small size of this business and is not included in our results of operations for the three and six months ended January 31, 2009. G.E.M. is included in the Water Purification and Filtration segment.

We performed a review of events subsequent to January 31, 2010. Based upon that review, no subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

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

Note 2.                   Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Cost of sales	$41,000	$18,000	$59,000	$36,000
Operating expenses:
Selling	110,000	53,000	179,000	106,000
General and administrative	650,000	453,000	1,348,000	896,000
Research and development	10,000	1,000	14,000	7,000
Total operating expenses	770,000	507,000	1,541,000	1,009,000
Stock-based compensation before income taxes	811,000	525,000	1,600,000	1,045,000
Income tax benefits	(293,000)	(199,000)	(583,000)	(446,000)
Total stock-based compensation expense, net of tax	$518,000	$326,000	$1,017,000	$599,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.02	$0.06	$0.04

Diluted	$0.03	$0.02	$0.06	$0.04

For the three and six months ended January 31, 2010 and 2009, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense.

Most of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At January 31, 2010, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $4,603,000 with a remaining weighted average period of 23 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2009	226,328	$13.38
Granted	47,825	15.97
Nonvested stock awards at January 31, 2010	274,153	$13.83

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during the three and six months ended January 31, 2010 and 2009:

Weighted-Average	Three Months Ended		Six Months Ended
Black-Scholes Option	January 31,		January 31,
Valuation Assumptions	2010	2009	2010	2009

Dividend yield (1)	0.08%	0.00%	0.00%	0.00%
Expected volatility (2)	0.437	0.432	0.454	0.395
Risk-free interest rate (3)	2.17%	1.52%	1.96%	2.29%
Expected lives (in years) (4)	4.75	5.00	3.58	4.80

(1) Expected annual dividend yield of 0.50% for options granted after our dividend announcement on December 17, 2009.

(2) Volatility was based on historical closing prices of our Common Stock.

(3) The U.S. Treasury rate on the expected life at the date of grant.

(4) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain incentive options granted under the 1997 Employee Plan and to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and six months ended January 31, 2010, the weighted average fair value of all options granted was approximately $6.92 and $5.67, respectively. For the three and six months ended January 31, 2009, the weighted average fair value of all options granted was approximately $5.92 and $4.37, respectively.  The aggregate intrinsic value (i.e. the excess market price over the exercise price)

of all options exercised was approximately $706,000 and $807,000 for the three and six months ended January 31, 2010, respectively, and $84,000 and $899,000 for the three and six months ended January 31, 2009, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2009	1,505,722	$16.32
Granted	414,750	15.95
Canceled	(166,400)	21.21
Exercised	(129,906)	13.02
Outstanding at January 31, 2010	1,624,166	$15.99

Exercisable at July 31, 2009	1,049,657	$17.86

Exercisable at January 31, 2010	848,940	$17.53

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital or a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. For the six months ended January 31, 2010 and 2009, such income tax deductions reduced income taxes payable by $268,000 and $379,000, respectively.

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

A summary of our stock award plans follows:

2006 Equity Incentive Plan

On January 10, 2007, the Company terminated its existing stock option plans and adopted the Cantel Medical Corp. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options (including incentive stock options), restricted stock awards, stock appreciation rights and performance-based awards (collectively “equity awards”) to our employees and non-employee Directors. The 2006 Plan does not permit the granting of discounted options or discounted stock appreciation rights. On December 17, 2009, our stockholders approved an amendment to the 2006 Plan that increased the number of shares of Common Stock available for issuance under the 2006 Plan by 385,000.  The maximum number of shares as to which stock options and stock awards may be granted under the 2006 Plan is 2,085,000 shares, of which 1,200,000 shares are authorized for issuance pursuant to stock options and stock appreciation rights and 885,000 shares are authorized for issuance pursuant to restricted stock and other stock awards.  Stock options outstanding under this plan:

•	were granted at the closing market price on the day of the grant,

•	were granted as options that do not qualify as incentive stock options,

•	as to options granted to employees, are exercisable in three or four equal annual installments commencing on the first anniversary of the grant date,

•

include option grants of 750 shares on the last day of each of our fiscal quarters to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting (exercisable on the first anniversary of the grant date),

•

include option grants of 1,500 shares on the last day of our fiscal year to each member of our Board of Directors (50% are exercisable on the first anniversary of the grant date and 50% are exercisable on the second anniversary of the grant date),

•	include option grants of 15,000 shares to each newly appointed or elected director (exercisable in three equal annual installments commencing on the first anniversary of the grant date),

•	generally terminate three months following termination of employment or service as a non-employee director, and

•	expire five years from the date of the grant.

Commencing November 1, 2009, quarterly options are no longer granted to non-employee directors and, commencing July 31, 2010, the annual grants of 1,500 options to non-employee directors will be changed to grants of 4,500 options that are exercisable in full on the first anniversary of the grant date.

Restricted stock shares outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being employed by the Company through such vesting date. At January 31, 2010, options to purchase 901,915 shares of Common Stock were outstanding, and 274,153 unvested restricted stock shares were outstanding, under the 2006 Plan. At January 31, 2010, 233,750 shares are available for issuance pursuant to stock options and stock appreciation rights and 462,096 shares are available for issuance pursuant to restricted stock and other stock awards. The 2006 Plan expires on November 13, 2016.

1997 Employee Plan

A total of 3,750,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1997 Employee Stock Option Plan, as amended, which was terminated on January 10, 2007 in conjunction with the adoption of the 2006 Plan. Options outstanding under this plan:

•	were granted at the closing market price on the day of the grant,

•	were granted either as incentive stock options or stock options that do not qualify as incentive stock options,

•	are exercisable in three or four equal annual installments commencing on the first anniversary of the grant date,

•	generally terminate three months following termination of employment, and

•	expire five years from the date of the grant.

At January 31, 2010, options to purchase 675,751 shares of Common Stock were outstanding under the 1997 Employee Stock Option Plan. No additional options will be granted under this plan.

1998 Directors’ Plan

A total of 450,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1998 Directors’ Stock Option Plan, as amended, which was terminated on January 10, 2007 in conjunction with the adoption of the 2006 Plan. Options outstanding under this plan:

•	were granted to directors at the closing market price on the day of grant,

•	include option grants of 15,000 shares to each newly appointed or elected director (exercisable in three equal annual installments commencing on the first anniversary of the grant date),

•

include option grants of 750 shares on the last day of each of our fiscal quarters to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting (exercisable on the grant date),

•

include option grants of 1,500 shares on the last day of our fiscal year to each member of our Board of Directors (50% are exercisable on the first anniversary of the grant date and 50% are exercisable on the second anniversary of the grant date),

•	have a term of ten years if granted prior to July 31, 2000 or five years if granted on or after July 31, 2000, and

•	do not qualify as incentive stock options.

At January 31, 2010, options to purchase 46,500 shares of Common Stock were outstanding under the 1998 Directors’ Stock Option Plan. No additional options will be granted under this plan.

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

The acquisition of G.E.M. is included in our results of operations for the three and six months ended January 31, 2010. Since the acquisition of G.E.M. occurred on the last day of our fiscal 2009, its results of operations are excluded from the three and six months ended January 31, 2009, but its net assets are included in our Condensed Consolidated Balance Sheet at July 31, 2009. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Note 4.                   Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” (codified as “ASC 105”). ASC 105 establishes the Accounting Standards Codification as the source of authoritative accounting literature recognized by the FASB to be applied by nongovernmental entities in addition to rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative generally accepted accounting principles (“GAAP”) for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of the financial statements. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates (“ASU”). This standard became effective for financial statements for interim and annual reporting periods ending after September 15, 2009 and therefore was adopted by us on August 1, 2009. As the codification was not intended to change or alter existing GAAP, it did not have any impact on our Condensed Consolidated Financial Statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” (“ASU 2010-09”). ASU 2010-09 addresses practical issues for SEC registrants with respect to management’s review of subsequent events by no longer requiring SEC registrants to disclose the date through which management evaluated subsequent events in financial statements. This change alleviates potential conflicts with SEC guidance. ASU 2010-09 is effective immediately for all financial statements that have not been issued or have not become available to be issued. As ASU 2010-09 was not intended to change our subsequent events procedures, it did not have any impact on our Condensed Consolidated Financial Statements other than excluding the disclosure of the date through which management evaluated subsequent events in these financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2, and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”). ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements, which we will adopt in our third quarter of fiscal 2010, and after December 15, 2010 for Level 3 disclosure requirements, which we will adopt in our third quarter of fiscal 2011. The adoption of ASU 2010-06 is not expected to have any impact upon our financial position, results of operations and financial statement disclosures due to the nature of our Level 1 assets and the lack of any assets valued with a Level 2 or Level 3 method.

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

In December 2007, the FASB issued ASC 805, “Business Combinations,” (“ASC 805”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. Some of the revised guidance of ASC 805 includes initial capitalization of acquired in-process research and development, expensing transaction and restructuring costs and recording contingent consideration payments at fair value, with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for business combinations that occur during or after fiscal years beginning after December 15, 2008 and therefore was adopted by us on August 1, 2009. Any acquisitions we make in fiscal 2010 and future periods will be subject to this new accounting guidance.

In September 2006, the FASB issued ASC 820.  ASC 820 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. ASC 820, as issued, was effective for fiscal years beginning after November 15, 2007 and therefore was adopted on August 1, 2008 with respect to recorded financial assets and financial liabilities. In February 2008, the effective date of ASC 820 was deferred for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and therefore this portion of ASC 820 was adopted on August 1, 2009. The implementation of ASC 820 did not have a material impact on our financial position or results of operations at either date.

In August 2009, the FASB issued ASU 2009-05, which amends ASC 820. ASU 2009-05 provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more alternate techniques. ASU 2009-05 also clarifies that when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 was effective for the first reporting period (including interim periods) beginning after issuance and was adopted by us during our first quarter of fiscal 2010. The adoption of ASU 2009-05 did not have a material impact on our financial position or results of operations.

Note 5.                   Accumulated Other Comprehensive Income

The Company’s comprehensive income for the three and six months ended January 31, 2010 and 2009 is set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Net income	$4,876,000	$3,774,000	$11,044,000	$7,107,000
Other comprehensive income (loss):
Unrealized loss on interest cap, net of tax	—	(27,000)	—	(94,000)
Foreign currency translation, net of tax	198,000	(623,000)	50,000	(5,729,000)
Comprehensive income	$5,074,000	$3,124,000	$11,094,000	$1,284,000

Note 6.                   Financial Instruments

We account for derivative instruments and hedging activities in accordance with ASC 815, “Derivatives and Hedging,” (“ASC 815”), which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of January 31, 2010, all of our derivatives were designated as hedges.

Changes in the value of (i) the Canadian dollar against the United States dollar, (ii) the euro against the United States dollar and (iii) the British pound against the United States dollar affect our results of operations because a portion of the net assets of our Canadian subsidiaries (which are reported in our Specialty Packaging and Water Purification and Filtration segments) and Minntech’s Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional Canadian dollar or euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as further described in Note 15 to the Condensed Consolidated Financial Statements, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $4,651,000 at January 31, 2010, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on February 28, 2010. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and six months ended January 31, 2010, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies and resulted in a net currency conversion loss, net of tax, of $21,000 and $23,000, respectively, on the items hedged. Gains and losses related to the hedging contracts to buy Canadian dollars, euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

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

Level 3: Unobservable inputs for the asset or liability.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	January 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equilavents:
Bank deposits and certificates of deposit	$7,082,000	$—	$—	$7,082,000
Money markets and treasury obligations	11,049,000	—	—	11,049,000
Total cash and cash equilavents	$18,131,000	$—	$—	$18,131,000

	July 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equilavents:
Bank deposits and certificates of deposit	$11,821,000	$—	$—	$11,821,000
Money markets	11,547,000	—	—	11,547,000
Total cash and cash equilavents	$23,368,000	$—	$—	$23,368,000

As of January 31, 2010 and July 31, 2009, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of January 31, 2010 and July 31, 2009, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were comparable to market interest rates.

Note 7.                   Intangible Assets and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $1,294,000 and $2,572,000 for the three and six months ended January 31, 2010, respectively, and $1,268,000 and $2,606,000 for the three and six months ended January 31, 2009, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	January 31, 2010
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$25,953,000	$(10,942,000)	$15,011,000
Technology	9,353,000	(5,765,000)	3,588,000
Brand names	9,546,000	(4,313,000)	5,233,000
Non-compete agreements	1,863,000	(1,379,000)	484,000
Patents and other registrations	1,224,000	(264,000)	960,000
	47,939,000	(22,663,000)	25,276,000
Trademarks and tradenames	9,315,000	—	9,315,000
Total intangible assets	$57,254,000	$(22,663,000)	$34,591,000

	July 31, 2009
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$26,977,000	$(10,592,000)	$16,385,000
Technology	9,345,000	(5,304,000)	4,041,000
Brand names	9,546,000	(3,798,000)	5,748,000
Non-compete agreements	1,863,000	(1,223,000)	640,000
Patents and other registrations	1,140,000	(221,000)	919,000
	48,871,000	(21,138,000)	27,733,000
Trademarks and tradenames	9,309,000	—	9,309,000
Total intangible assets	$58,180,000	$(21,138,000)	$37,042,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2010 and the next five years is as follows:

Six month period ending July 31, 2010	$2,505,000
Fiscal 2011	4,745,000
Fiscal 2012	4,281,000
Fiscal 2013	4,207,000
Fiscal 2014	4,021,000
Fiscal 2015	3,855,000

Goodwill changed during fiscal 2009 and the six months ended January 31, 2010 as follows:

	Water
	Purification	Healthcare	Endoscope			Total
	and Filtration	Disposables	Reprocessing	Dialysis	All Other	Goodwill

Balance, July 31, 2008	$37,662,000	$50,473,000	$9,648,000	$8,133,000	$8,042,000	$113,958,000
Acquisitions	1,466,000	—	—	—	—	1,466,000
Earnout on acquisition	—	157,000	—	—	—	157,000
Adjustments primarily relating to income tax exposure of acquired businesses	(38,000)	—	—	—	—	(38,000)
Foreign curreny translation	(244,000)	—	—	—	(304,000)	(548,000)
Balance, July 31, 2009	38,846,000	50,630,000	9,648,000	8,133,000	7,738,000	114,995,000
Foreign curreny translation	17,000	—	—	—	20,000	37,000
Balance, January 31, 2010	$38,863,000	$50,630,000	$9,648,000	$8,133,000	$7,758,000	$115,032,000

On July 31, 2009, we performed impairment studies of the Company’s goodwill and trademarks and trade names and concluded that such assets were not impaired.

Note 8.                   Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Beginning balance	$975,000	$882,000	$949,000	$916,000
Provisions	523,000	297,000	950,000	599,000
Charges	(357,000)	(267,000)	(758,000)	(555,000)
Foreign currency translation	—	—	—	(48,000)
Ending balance	$1,141,000	$912,000	$1,141,000	$912,000

The warranty provisions and charges during the three and six months ended January 31, 2010 and 2009 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.                   Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $426,000 at January 31, 2010.

At January 31, 2010, borrowings under the U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the U.S. Credit Facilities (“EBITDA”). At January 31, 2010, the lender’s base rate was 3.25% and the LIBOR rates ranged from 1.41% to 2.09%. The margins applicable to our outstanding borrowings at January 31, 2010 were 0.00% above the lender’s base rate and 0.625% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at January 31, 2010. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected for the remainder of fiscal 2010 from any exposure associated with increasing LIBOR rates. The U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.15% at January 31, 2010.

The U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex, and Strong Dental Products, Inc.) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental Products, Inc. and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. Such consent was obtained with respect to annual cash dividends of up to $1,800,000, commencing with the dividend paid on January 29, 2010. As of January 31, 2010, we were in compliance with all financial and other covenants under the U.S. Credit Facilities.

On January 31, 2010, we had $30,500,000 of outstanding borrowings under the U.S. Credit Facilities, which consisted of $15,000,000 and $15,500,000 under the term loan facility and the revolving credit facility, respectively. The maturities of our credit facilities are described in Note 12 to the Condensed Consolidated Financial Statements.

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

In June 2008, the FASB issued ASC 260-10-45, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method, a change that reduces both basic and diluted EPS. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. Previously, we excluded unvested restricted stock awards in the calculation of basic EPS and included such awards in diluted EPS under the treasury stock method. ASC 260-10-45 was effective for fiscal years beginning after December 15, 2008 and therefore was adopted on August 1, 2009. All prior period EPS data presented have been adjusted retrospectively to conform to the provisions of ASC 260-10-45. For the three and six months ended January 31, 2009, such retrospective application caused an insignificant increase in the denominator of our weighted average shares calculation, which decreased previously reported basic EPS for the six months ended January 31, 2009 from $0.44 to $0.43 but had no impact on basic EPS for the three months ended January 31, 2009 and previously reported diluted EPS.

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$4,876,000	$3,774,000	$11,044,000	$7,107,000
Less income allocated to participating securities	(78,000)	(47,000)	(167,000)	(90,000)
Net income available to common shareholders	$4,798,000	$3,727,000	$10,877,000	$7,017,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding	16,486,818	16,263,703	16,454,918	16,227,013

Dilutive effect of stock options using the treasury stock method and the average market price for the period	222,240	32,378	174,429	44,139

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents	16,709,058	16,296,081	16,629,347	16,271,152

Earnings per share attributable to common stock:
Basic earnings per share	$0.29	$0.23	$0.66	$0.43

Diluted earnings per share	$0.29	$0.23	$0.65	$0.43

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidulitive	601,401	1,183,651	708,276	1,499,601

The Company’s total weighted average number of shares, including participating securities, for the three and six months ended January 31, 2010 and 2009 are set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Weighted average number of shares outstanding attributable to:
Common stock	16,486,818	16,263,703	16,454,918	16,227,013
Participating securities	273,866	207,165	255,606	207,165
Total weighted average number of shares outstanding	16,760,684	16,470,868	16,710,524	16,434,178

Dilutive effect of stock options using the treasury stock method and the average market price for the period	222,240	32,378	174,429	44,139

Total weighted average number of shares and common stock equivalents	16,982,924	16,503,246	16,884,953	16,478,317

Note 11.                 Income Taxes

The consolidated effective tax rate was 37.4% and 38.0% for the six months ended January 31, 2010 and 2009, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income, as described below, as well as additional United States taxes in the prior year period related to the repatriation of earnings from our Netherlands subsidiary.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.9% and 38.5% for the six months ended January 31, 2010 and 2009, respectively.

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the six months ended January 31, 2009, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. For the six months ended January 31, 2010, our Netherlands operation became slightly profitable as a result of the prior year restructuring of its operations, as more fully described elsewhere in this MD&A and Note 15 to the Condensed Consolidated Financial Statements.

Approximately 2% of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure. The overall effective tax rate for our Singapore operation was 11.4% for the six months ended January 31, 2010. For the prior year period, our Singapore operation was slightly profitable and did not have a significant impact on our overall effective tax rate.

Partially offsetting the favorable impact of our United States, Netherlands and Singapore operations on our overall effective tax rate for the six months ended January 31, 2010, compared with our overall effective tax rate for the six months ended January 31, 2009, was our Canadian operations, which had an overall effective tax rate of 27.6% and 10.5% for the six months ended January 31, 2010 and 2009, respectively. The low overall effective tax rate in the prior year period was attributable to the impact of a lower overall effective tax rate in our Specialty

Packaging segment as applied to existing deferred income tax liabilities. Approximately 3% and 5% of our income before income taxes was generated from our Canadian operations for the six months ended January 31, 2010 and 2009, respectively.

The results of operations for our subsidiary in Japan did not have a significant impact on our overall effective tax rate for the six months ended January 31, 2010 and 2009 due to the size of income before income taxes generated from this operation.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. The majority of our unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions were recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted ASC 805, which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations beginning with fiscal 2010. However, if our unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate due to the size of the unrecognized tax benefits in relation to our income before income taxes. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2008	$427,000
Lapse of statute of limitations	(47,000)
Unrecognized tax benefits on July 31, 2009	380,000
Activity during the six months ended January 31, 2010	—
Unrecognized tax benefits on January 31, 2010	$380,000

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

12.          Commitments and Contingencies

Long-term contractual obligations

As of January 31, 2010, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2010	2011	2012	2013	2014	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$5,000	$25,500	$—	$—	$—	$—	$30,500
Expected interest payments under the credit facilities (1)	344	120	—	—	—	—	464
Minimum commitments under noncancelable operating leases	1,591	2,480	1,583	1,071	895	3,086	10,706
Minimum commitments under noncancelable capital leases	26	14	—	—	—	—	40
Deferred compensation and other	203	408	253	32	33	166	1,095
Employment agreements	1,613	1,541	131	—	—	—	3,285
Total contractual obligations	$8,777	$30,063	$1,967	$1,103	$928	$3,252	$46,090

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.19% and 2.62%, respectively, which were our weighted average interest rates on outstanding borrowings at January 31, 2010.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Employment agreements

We have previously entered into various employment agreements with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers. The majority of such contracts expired and were replaced effective January 1, 2010 with severance contracts that defined certain compensation arrangements relating to various employment termination scenarios.

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

One customer accounted for approximately 24% of our Water Purification and Filtration segment net sales and approximately 8% of our consolidated net sales during the six months ended January 31, 2010.

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

Four customers collectively accounted for approximately 53% of our Healthcare Disposables segment net sales and approximately 14% of our consolidated net sales during the six months ended January 31, 2010.

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

Three customers collectively accounted for approximately 43% of our Dialysis segment net sales and approximately 16% of our consolidated net sales, including one customer that accounted for approximately 32% of our Dialysis segment net sales and approximately 8% of our consolidated net sales, during the six months ended January 31, 2010.

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

Information as to operating segments is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Net sales:
Water Purification and Filtration	$18,870,000	$16,799,000	$37,702,000	$35,269,000
Healthcare Disposables	16,160,000	14,371,000	36,742,000	30,120,000
Endoscope Reprocessing	15,987,000	11,941,000	30,777,000	24,364,000
Dialysis	11,465,000	15,250,000	24,294,000	29,480,000
All Other	4,105,000	4,059,000	8,067,000	7,593,000
Total	$66,587,000	$62,420,000	$137,582,000	$126,826,000

Operating Income:
Water Purification and Filtration	$1,918,000	$1,448,000	$4,076,000	$3,200,000
Healthcare Disposables	2,439,000	1,546,000	7,287,000	3,523,000
Endoscope Reprocessing	1,933,000	1,568,000	3,650,000	3,103,000
Dialysis	2,748,000	2,896,000	5,692,000	5,135,000
All Other	1,180,000	1,021,000	2,225,000	1,686,000
	10,218,000	8,479,000	22,930,000	16,647,000
General corporate expenses	(2,234,000)	(1,880,000)	(4,582,000)	(3,864,000)
Interest expense, net	(331,000)	(636,000)	(710,000)	(1,317,000)

Income before income taxes	$7,653,000	$5,963,000	$17,638,000	$11,466,000

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

For the three months ended January 31, 2009, we recorded $74,000 in restructuring costs, of which $37,000 was recorded in each of cost of sales and general and administrative expenses. For the six months ended January 31, 2009, we recorded $345,000 in restructuring costs, of which $176,000 was recorded in cost of sales and $169,000 was recorded in general and administrative expenses. The total cost of the restructuring plan was $710,000 and was recorded beginning in our fourth quarter of fiscal 2008 until the restructuring plan completion date of July 31, 2009. We do not expect to incur any additional restructuring costs. The majority of the restructuring costs were included in our Endoscope Reprocessing segment.  Since the above costs were recorded in our Netherlands subsidiary, which had been experiencing losses from its operations, tax benefits on the above costs were not recorded.

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

Note 16.                 Convertible Note Receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note issued by BIOSAFE, Inc. (“BIOSAFE”), in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surface. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we invested an additional $300,000 in notes of BIOSAFE during the three months ending January 31, 2010 bringing the aggregate investment in BIOSAFE notes to $500,000, as obligated under our agreement with BIOSAFE. We are not obligated to invest any additional funds.

The notes are convertible into a newly-created series of preferred stock of BIOSAFE. The notes accrue interest at a per annum rate of 8% until the maturity date of June 30, 2011 or earlier exercise. Interest is payable in shares of BIOSAFE stock or in cash. If not paid by the maturity date, interest will accrue thereafter at a rate of 12% per annum. In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest of $16,000, is included within other assets in our Condensed Consolidated Balance Sheets. The carrying value of this investment approximates fair value due to the short maturity of the notes and the relatively consistent underlying value of BIOSAFE.

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

Results of Operations provides a discussion of the consolidated results of operations for the three and six months ended January 31, 2010 compared with the three and six months ended January 31, 2009.

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

Significant Activity

(i)                                                        Net income increased by 29% and 55% for the three and six months ended January 31, 2010, respectively, compared with the three and six months ended January 31, 2009. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments and we have proactively developed our overall business to where approximately 75% of our net sales are attributable to consumable products and service. While all of our business segments performed well, the Healthcare Disposables segment contributed a significant portion of the increase to net income for the three and six months ended January 31, 2010. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                  an increase in demand during the first four months of the six months ended January 31, 2010 for healthcare disposables products as a result of the outbreak of the novel H1N1 (swine flu),

•                  improved gross margins as a result of numerous profit improvement and sales and marketing initiatives and the continued shift in sales mix to higher margin disposables,

•                  higher selling prices including those attributable to converting the sale of high-level disinfectants in our Endoscope Reprocessing segment from our former equipment distributor to our direct sales and service force at higher selling prices,

•                  reductions in manufacturing, raw material and distribution costs,

•                  general company-wide efforts to control operating expenses while still investing in sales, marketing and research and development activities, and

•                  favorable interest costs due to both reduced average interest rates as well as lower outstanding borrowings.

However, we do not expect this level of growth will continue to be achieved, especially given the economic conditions, the decrease in the severity of the novel H1N1 flu outbreak and other potential risks or uncertainties. See “Risk Factors” in our 2009 Form 10-K for a discussion of the Company’s risk factors.

(ii)                                                     We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted by the continued loss of some lower margin dialysate concentrate business from both domestic and international customers as a result of the highly competitive and price sensitive market for such product, as more fully described elsewhere in this MD&A. Although operating income has not been significantly affected by the loss of such sales, a further loss in sales is likely to result in a lower level of operating income in this segment.

(iii)                                               While overall sales and operating income have increased in our Water Purification and Filtration segment for the three and six months ended January 31, 2010 compared with the three and six months ended January 31, 2009, the deterioration in the economy and credit markets adversely impacted our sales of capital equipment used for dialysis by causing some of our customers to delay spending on such products, as more fully described elsewhere in this MD&A.

(iv)                                               We declared our first cash semiannual dividend of $0.05 per share of outstanding common stock, which was paid on January 29, 2010, as more fully described elsewhere in this MD&A.

(v)                                                    In June 2008, we announced and began executing our plan to restructure our Netherlands manufacturing operations as part of our continuing effort to reduce operating costs and leverage our existing United States infrastructure. As a result of this restructuring, approximately $74,000 and $345,000 of restructuring costs were recorded in the three and six months ended January 31, 2009, respectively, which decreased both basic and diluted earnings per share by $0.02 during the six months ended January 31, 2009, as more fully described in Note 15 to the Condensed Consolidated Financial Statements and elsewhere in this MD&A.

(vi)                                                 Fluctuations in the rates of currency exchange had an overall adverse impact on our net income for the three and six months ended January 31, 2010, compared with the three and six months ended January 31, 2009, as more fully described elsewhere in this MD&A.

(vii)                                              We acquired the business of G.E.M. Water Systems Int’l, LLC (“G.E.M.”) on July 31, 2009, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries. Since the G.E.M. acquisition was completed on July 31, 2009, its results of operations are included in our results of operations for the three and six months ended January 31, 2010, but are not reflected in our results of operations for the three and six months ended January 31, 2009.

The following discussion should also be read in conjunction with our 2009 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2010		2009		2010		2009
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Water Purification and Filtration	$18,870	28.3	$16,799	26.9	$37,702	27.4	$35,269	27.8
Healthcare Disposables	16,160	24.3	14,371	23.0	36,742	26.7	30,120	23.7
Endoscope Reprocessing	15,987	24.0	11,941	19.1	30,777	22.4	24,364	19.2
Dialysis	11,465	17.2	15,250	24.5	24,294	17.7	29,480	23.3
All Other	4,105	6.2	4,059	6.5	8,067	5.8	7,593	6.0
	$66,587	100.0	$62,420	100.0	$137,582	100.0	$126,826	100.0

Net Sales

Net sales increased by $4,167,000, or 6.7%, to $66,587,000 for the three months ended January 31, 2010 from $62,420,000 for the three months ended January 31, 2009.

Net sales increased by $10,756,000, or 8.5%, to $137,582,000 for the six months ended January 31, 2010 from $126,826,000 for the six months ended January 31, 2009.

The increase in net sales for the three and six months ended January 31, 2010 was principally attributable to increases in sales of endoscope reprocessing products and services, healthcare disposables products and water purification and filtration products and services, partially offset by a decrease in dialysis products.

Net sales of endoscope reprocessing products and services increased by 33.9% and 26.3% for the three and six months ended January 31, 2010, respectively, compared with the three and six months ended January 31, 2009, primarily due to increases in both domestic and international demand for (i) our endoscope reprocessing equipment and (ii) our disinfectants, equipment accessories and product service due to the increased field population of equipment. Additionally, the increase was due to higher selling prices of our disinfectants in the United States as a result of converting such prior period sales from our former equipment distributor to our direct sales and service force.

Net sales of healthcare disposables products increased by 12.4% and 22.0% for the three and six months ended January 31, 2010, respectively, compared with the three and six months ended January 31, 2009, despite nominal growth in the overall dental market, primarily due to (i) increased sales volume of high margin face masks, disinfectants and other healthcare disposables products due to the outbreak of the novel H1N1 flu (swine flu) in April 2009, which resulted in increased demand during the first four months of the six months ended January 31, 2010, (ii) approximately $400,000 in higher net sales in the first half of the six months ended January 31, 2010 due to a prior year increase in selling prices, which were implemented to offset corresponding supplier cost increases, and (iii) favorable results from sales and marketing initiatives. Although the outbreak of the novel H1N1 flu resulted in strong sales volume of high margin face masks and other healthcare disposables products during the first four months of the six months ended January 31, 2010, such increased sales levels will not be sustained throughout the last half of fiscal 2010 due to the low level of reported cases of influenza viruses in recent months which has already decreased demand. Overall demand for face masks is highly dependent upon the severity and timing of the novel H1N1 flu, the ability of our Company to educate existing customers and potential new customers on the benefits of our face masks, disinfectants and other products and the level of urgency our customers and the general public develop and maintain with respect to epidemic and pandemic preparedness.

Net sales of water purification and filtration products and services increased by 12.3% and 6.9% for the three and six months ended January 31, 2010, respectively, compared with the three and six months ended January 31, 2009, primarily due to (i) approximately $715,000 and $1,490,000, respectively, of net sales due to the acquisition of G.E.M. on July 31, 2009, (ii) an increase in demand for our sterilants and filters within our installed equipment base of business and (iii) higher selling prices, which favorably impacted net sales for the three and six months ended January 31, 2010 by approximately $185,000 and $465,000, respectively. Partially offsetting these increases were delayed investments by customers of our water purification equipment used for dialysis primarily as a result of the deterioration in the general economy and credit markets, which may continue to adversely affect capital equipment sales.

Net sales of dialysis products and services decreased by 24.8% and 17.6% for the three and six months ended January 31, 2010, respectively, compared with the three and six months ended January 31, 2009, primarily due to the continuing adverse impact of losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic and international customers as a result of the highly competitive and price sensitive market for this lower margin commodity product, as well as various global economic factors with respect to international demand. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our lower margin dialysate concentrate product during the remainder of fiscal 2010 as we elect not to pursue unprofitable concentrate sales. Furthermore, Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States, manufactures dialysate concentrate themselves and has been gradually decreasing their purchases of that product from us and may continue to do so in the future. Partially offsetting these decreases were higher selling prices, which favorably impacted net sales for the three and six months ended January 31, 2010 by approximately $225,000 and $475,000, respectively. Although operating income has not been significantly affected by the loss of sales of dialysate concentrate, a further loss in sales is likely to result in a lower level of operating income in this segment.

Gross profit

Gross profit increased by $3,513,000, or 14.9%, to $27,124,000 for the three months ended January 31, 2010 from $23,611,000 for the three months ended January 31, 2009. Gross profit as a percentage of net sales for the three months ended January 31, 2010 and 2009 was 40.7% and 37.8%, respectively.

Gross profit increased by $9,348,000, or 19.8%, to $56,582,000 for the six months ended January 31, 2010 from $47,234,000 for the six months ended January 31, 2009. Gross profit as a percentage of net sales for the six months ended January 31, 2010 and 2009 was 41.1% and 37.2%, respectively.

The gross profit percentage for the three and six months ended January 31, 2010 increased compared with the three and six months ended January 31, 2009 primarily due to (i)

favorable sales mix due to the increased sales volume of certain higher margin products such as face masks and disinfectants in our Healthcare Disposables segment, disinfectants and equipment accessories in our Endoscope Reprocessing segment, and sterilants and filters in our Water Purification and Filtration segment, as well as decreased sales of our lower margin dialysate concentrate product in our Dialysis segment, (ii) higher selling prices including those attributable to converting the sale of high-level disinfectants in our Endoscope Reprocessing segment from our former equipment distributor to our direct sales and service force at higher selling prices, (iii) a decrease in raw material costs due to the lower price of oil, (iv) improved efficiencies in our manufacturing, distribution and service functions and (v) approximately $37,000 and $176,000 in restructuring charges recorded primarily in our Endoscope Reprocessing segment during the three and six months ended January 31, 2009 relating to the relocation of our Netherlands manufacturing operations, as more fully described elsewhere in this MD&A. However, we cannot provide assurances that this gross profit percentage will be sustained, particularly since we anticipate a reduction in sales of our higher margin Healthcare Disposables products due to the low level of reported cases of the novel H1N1 flu in recent months which has already decreased demand. Additionally, we cannot provide assurances that our gross profit percentage will not be adversely affected if raw materials and distribution costs increase and we are unable to implement price increases.

Operating Expenses

Selling expenses increased by $1,719,000, or 24.6%, to $8,711,000 for the three months ended January 31, 2010, from $6,992,000 for the three months ended January 31, 2009. For the six months ended January 31, 2010, selling expenses increased by $2,893,000, or 20.2%, to $17,235,000 from $14,342,000 for the six months ended January 31, 2009. These increases are primarily due to (i) additional sales personnel and higher compensation expense principally in our Endoscope Reprocessing segment relating to incentive compensation, including commissions expense from a more aggressive commission plan designed to gain market share, (ii) an increase in advertising and marketing expense primarily related to our Healthcare Disposables segment and (iii) increased sales support services principally in our Water Purification and Filtration and Endoscope Reprocessing segments.

Selling expenses as a percentage of net sales were 13.1% and 11.2% for the three months ended January 31, 2010 and 2009, respectively, and 12.5% and 11.3% for the six months ended January 31, 2010 and 2009, respectively.

General and administrative expenses increased by $235,000, or 2.6%, to $9,272,000 for the three months ended January 31, 2010, from $9,037,000 for the three months ended January 31, 2009, primarily due to (i) higher compensation expense of approximately $205,000 relating to additional personnel primarily in our Water Purification and Filtration segment and incentive compensation and (ii) an increase of $197,000 in stock-based compensation expense, partially offset by a decrease of approximately $175,000 in outside professional fees.

General and administrative expenses increased by $516,000, or 2.9%, to $18,577,000 for the six months ended January 31, 2010, from $18,061,000 for the six months ended January 31, 2009, primarily due to (i) an increase of $452,000 in stock-based compensation expense, (ii) higher compensation expense of approximately $380,000 relating to incentive compensation and (iii) an increase of approximately $210,000 relating to foreign currency primarily as a result of the inclusion of foreign exchange gains during the prior year period associated with translating certain foreign denominated assets into functional currencies. These increases were partially offset by a decrease in overhead and restructuring costs at our Netherlands operation due to the completion of restructuring activities, as more fully described elsewhere in this MD&A, and approximately $172,000 in lower bad debt expense primarily in our Water Purification and Filtration segment.

General and administrative expenses as a percentage of net sales were 13.9% and 14.5% for the three months ended January 31, 2010 and 2009, respectively, and 13.5% and 14.2% for the six months ended January 31, 2010 and 2009, respectively.

Research and development expenses (which include continuing engineering costs) increased by $174,000 to $1,157,000 for the three months ended January 31, 2010, from $983,000 for the three months ended January 31, 2009.  For the six months ended January 31, 2010, research and development expenses increased by $374,000 to $2,422,000, from $2,048,000 for the six months ended January 31, 2009. These increases are primarily due to increased development work on certain new products as well as continuing engineering on existing products primarily in our Water Purification and Filtration, Endoscope Reprocessing and Therapeutic Filtration segments.

Interest

Interest expense decreased by $335,000 to $339,000 for the three months ended January 31, 2010, from $674,000 for the three months ended January 31, 2009.  For the six months ended January 31, 2010, interest expense decreased by $699,000 to $726,000, from $1,425,000 for the six months ended January 31, 2009, primarily due to decreases in average outstanding borrowings and average interest rates.

Interest income decreased by $30,000 to $8,000 for the three months ended January 31, 2010, from $38,000 for the three months ended January 31, 2009.  For the six months ended January 31, 2010, interest income decreased by $92,000 to $16,000, from $108,000 for the six months ended January 31, 2009, primarily due to a decrease in average interest rates and a more conservative investment philosophy.

Income taxes

The consolidated effective tax rate was 37.4% and 38.0% for the six months ended January 31, 2010 and 2009, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income, as described below, as well as additional United States taxes in the prior year period related to the repatriation of earnings from our Netherlands subsidiary.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.9% and 38.5% for the six months ended January 31, 2010 and 2009, respectively.

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the six months ended January 31, 2009, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. For the six months ended January 31, 2010, our Netherlands operation became slightly profitable as a result of the prior year restructuring of its operations, as more fully described elsewhere in this MD&A and Note 15 to the Condensed Consolidated Financial Statements.

Approximately 2% of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure. The overall effective tax rate for our Singapore operation was 11.4% for the six months ended January 31, 2010. For the prior year period, our Singapore operation was slightly profitable and did not have a significant impact on our overall effective tax rate.

Partially offsetting the favorable impact of our United States, Netherlands and Singapore operations on our overall effective tax rate for the six months ended January 31, 2010, compared with our overall effective tax rate for the six months ended January 31, 2009, was our Canadian operations, which had an overall effective tax rate of 27.6% and 10.5% for the six months ended January 31, 2010 and 2009, respectively. The low overall effective tax rate in the prior year period was attributable to the impact of a lower overall effective tax rate in our Specialty Packaging segment as applied to existing deferred income tax liabilities. Approximately 3% and 5% of our income before income taxes was generated from our Canadian operations for the six months ended January 31, 2010 and 2009, respectively.

The results of operations for our subsidiary in Japan did not have a significant impact on our overall effective tax rate for the six months ended January 31, 2010 and 2009 due to the size of income before income taxes generated from this operation.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. The majority of our unrecognized tax benefits originated from acquisitions. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions were recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations beginning with fiscal 2010. However, if our unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our effective tax rate due to the size of the unrecognized tax benefits in relation to our income before income taxes. We do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2008	$427,000
Lapse of statute of limitations	(47,000)
Unrecognized tax benefits on July 31, 2009	380,000
Activity during the six months ended January 31, 2010	—
Unrecognized tax benefits on January 31, 2010	$380,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Cost of sales	$41,000	$18,000	$59,000	$36,000
Operating expenses:
Selling	110,000	53,000	179,000	106,000
General and administrative	650,000	453,000	1,348,000	896,000
Research and development	10,000	1,000	14,000	7,000
Total operating expenses	770,000	507,000	1,541,000	1,009,000
Stock-based compensation before income taxes	811,000	525,000	1,600,000	1,045,000
Income tax benefits	(293,000)	(199,000)	(583,000)	(446,000)
Total stock-based compensation expense, net of tax	$518,000	$326,000	$1,017,000	$599,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.02	$0.06	$0.04

Diluted	$0.03	$0.02	$0.06	$0.04

For the three and six months ended January 31, 2010 and 2009, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense.

The stock-based compensation expense recorded in the Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which historically was 0% and is now expected to be 0.5% as we began paying dividends in January 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of ASC Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

Most of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At January 31, 2010, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $4,603,000 with a remaining weighted average period of 23 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital or a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. For the six months ended January 31, 2010 and 2009, such income tax deductions reduced income taxes payable by $268,000 and $379,000, respectively.

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

Liquidity and Capital Resources

Working capital

At January 31, 2010, the Company’s working capital was $36,946,000, compared with $49,797,000 at July 31, 2009. This decrease in working capital was primarily due to reclassifying the entire outstanding balance of our revolving credit facility from long-term to current as a result of the revolving credit facility’s expiration occurring in less than one year on August 1, 2010.

Cash flows from operating activities

Net cash provided by operating activities was $10,315,000 and $13,208,000 for the six months ended January 31, 2010 and 2009, respectively. For the six months ended January 31, 2010, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes), partially offset by increases in inventories (due to planned strategic increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscope Reprocessing segments) and accounts receivable (due to strong sales primarily in our Water Purification and Filtration and Endoscope

Reprocessing segments) and a decrease in accounts payable, deferred revenue and accrued expenses (due primarily to the timing associated with incentive compensation payments).

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

Cash flows from investing activities

Net cash used in investing activities was $3,702,000 and $6,306,000 for the six months ended January 31, 2010 and 2009, respectively. For the six months ended January 31, 2010, the net cash used in investing activities was primarily for capital expenditures and the purchase of a convertible note. For the six months ended January 31, 2009, the net cash used in investing activities was primarily for acquisition earnout payments to the former owners of Crosstex and Twist 2 It Inc. and capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $11,867,000 and $3,333,000 for the six months ended January 31, 2010 and 2009, respectively. For the six months ended January 31, 2010, the net cash used in financing activities was primarily attributable to repayments under our credit facilities and the payment of a dividend to our shareholders, partially offset by proceeds from the exercises of stock options. For the six months ended January 31, 2009, the net cash used in financing activities was primarily attributable to repayments under our credit facilities and purchases of treasury stock, partially offset by a borrowing under our revolving credit facility and proceeds from the exercises of stock options.

Dividends

In December 2009, we announced that we intend to pay, for the first time, a semiannual cash dividend of $0.05 per outstanding share, or $0.10 per share annually, of the Company’s Common Stock. The first cash dividend of $0.05 per share of outstanding Common Stock, which totaled $840,000, was paid on January 29, 2010 to shareholders of record at the close of business on January 15, 2010. Future declaration of semiannual dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

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

For the three months ended January 31, 2009, we recorded $74,000 in restructuring costs, of which $37,000 was recorded in each of cost of sales and general and administrative expenses. For the six months ended January 31, 2009, we recorded $345,000 in restructuring costs, of which $176,000 was recorded in cost of sales and $169,000 was recorded in general and administrative expenses. The total cost of the restructuring plan was $710,000 and was recorded beginning in our fourth quarter of fiscal 2008 until the restructuring plan completion date of July 31, 2009. We do not expect to incur any additional restructuring costs. The majority of the restructuring costs were included in our Endoscope Reprocessing segment.  Since the above costs were recorded in our Netherlands subsidiary, which had been experiencing losses from its operations, tax benefits on the above costs were not recorded.

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

Long-term contractual obligations

As of January 31, 2010, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months Ending July 31,	Year Ending July 31,
	2010	2011	2012	2013	2014	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$5,000	$25,500	$—	$—	$—	$—	$30,500
Expected interest payments under the credit facilities (1)	344	120	—	—	—	—	464
Minimum commitments under noncancelable operating leases	1,591	2,480	1,583	1,071	895	3,086	10,706
Minimum commitments under noncancelable capital leases	26	14	—	—	—	—	40
Deferred compensation and other	203	408	253	32	33	166	1,095
Employment agreements	1,613	1,541	131	—	—	—	3,285
Total contractual obligations	$8,777	$30,063	$1,967	$1,103	$928	$3,252	$46,090

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.19% and 2.62%, respectively, which were our weighted average interest rates on outstanding borrowings at January 31, 2010.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility. Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $426,000 at January 31, 2010.

At February 28, 2010, borrowings under the U.S. Credit Facilities bear interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the U.S. Credit Facilities (“EBITDA”). At February 28, 2010, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.23% to 1.97%. The margins applicable to our outstanding borrowings at February 28, 2010 were 0.00% above the lender’s base rate and 0.625% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at February 28, 2010. The majority of such contracts were twelve month LIBOR contracts; therefore, we are substantially protected for the remainder of fiscal 2010 from any exposure associated with increasing LIBOR rates. The U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.15% at February 28, 2010.

The U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental Products, Inc.) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental Products, Inc. and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock without the consent of our United States lenders. Such consent was obtained with respect to annual cash dividends of up to $1,800,000, commencing with the dividend paid on January 29, 2010. As of January 31, 2010, we were in compliance with all financial and other covenants under the U.S. Credit Facilities.

On both January 31, 2010 and February 28, 2010, we had $30,500,000 of outstanding borrowings under the U.S. Credit Facilities, which consisted of $15,000,000 and $15,500,000 under the term loan facility and the revolving credit facility, respectively.

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

Employment agreements

We have previously entered into various employment agreements with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers. The majority of such contracts expired and were replaced effective January 1, 2010 with severance contracts that defined certain compensation arrangements relating to various employment termination scenarios.

Convertible Note Receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note issued by BIOSAFE, Inc. (“BIOSAFE”), in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surface. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we invested an additional $300,000 in notes of BIOSAFE during the three months ending January 31, 2010 bringing the aggregate investment in BIOSAFE notes to $500,000, as obligated under our agreement with BIOSAFE. We are not obligated to invest any additional funds.

The notes are convertible into a newly-created series of preferred stock of BIOSAFE. Interest is payable in shares of BIOSAFE stock or in cash. The notes accrue interest at a per annum rate of 8% until the maturity date of June 30, 2011 or earlier exercise. If not paid by the maturity date, interest will accrue thereafter at a rate of 12% per annum. In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest of $16,000, is included within other assets in our Condensed Consolidated Balance Sheets. The carrying value of this investment approximates fair value due to the short maturity of the notes and the relatively consistent underlying value of BIOSAFE.

Financing needs

At January 31, 2010, we had a cash balance of $18,131,000, of which $8,431,000 was held by foreign subsidiaries. We believe that our current cash position, anticipated cash flows from operations and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At February 28, 2010, $34,500,000 was available under our United States revolving credit facility, which expires on August 1, 2010.

Notwithstanding our cash position and revolving credit borrowing availability, under the terms of our credit facilities we are limited to the amount of aggregate purchase price we pay for acquisitions during the duration of the credit agreement without obtaining prior bank approval. As of February 28, 2010, the remaining purchase price available for future acquisitions without obtaining prior bank approval is approximately $2,500,000.

Foreign currency

During the three and six months ended January 31, 2010, compared with the three and six months ended January 31, 2009, the average value of the Canadian dollar increased by approximately 15.5% and 7.1%, respectively, relative to the value of the United States dollar. Additionally, at January 31, 2010 compared with July 31, 2009, the value of the Canadian dollar relative to the value of the United States dollar increased by approximately 0.3%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2009 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

For the three and six months ended January 31, 2010, compared with the three and six months ended January 31, 2009, the average value of the euro increased by approximately 11.1% and 6.5%, respectively, relative to the value of the United States dollar. Additionally, at January 31, 2010 compared with July 31, 2009, the value of the euro relative to the United States dollar decreased by approximately 1.9%. The financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2009 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Additionally, changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 15 to the Condensed Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $3,922,000 at February 28, 2010, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on March 31, 2010. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy Canadian dollars, euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and six months ended January 31, 2010, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2010, compared with the three and six months ended January 31, 2009, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an adverse impact for the three and six months ended January 31, 2010, compared with the three and six months ended January 31, 2009, upon our net income of approximately $90,000 and $200,000 primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar.

For purposes of translating the balance sheet at January 31, 2010 compared with July 31, 2009, the total of the foreign currency movements resulted in a foreign currency translation gain of $50,000 for the six months ended January 31, 2010, thereby increasing stockholders’ equity.

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

None of our sales contains right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental, water purification and filtration and endoscope reprocessing customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $793,000 and $1,557,000 for the three and six months ended January 31, 2010, respectively, and $441,000 and $1,166,000 for the three and six months ended January 31, 2009, respectively. The increase in volume rebates for the three and six months ended January 31, 2010, compared with the three and six months ended January 31, 2009, is primarily due to increased sales volume primarily in our Healthcare Disposables and Endoscope Reprocessing segments. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using the average fair value results of the market multiple and discounted cash flow methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2009, management concluded that none of our intangible assets or goodwill was impaired. On January 31, 2010, management concluded that no events or changes in circumstances have occurred during the six months ended January 31, 2010 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

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

The stock-based compensation expense recorded in our Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which historically has been 0% and is now expected to be 0.5% as we began paying dividends in January 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

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

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of such unrecognized tax benefits originated from acquisitions and are based primarily upon management’s assessment of exposure associated with acquired companies. Accordingly, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions were recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted ASC 805, which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations beginning with fiscal 2010. Unrecognized tax benefits are analyzed periodically and adjustments are made as events occur to warrant adjustment to the related liability.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded charges associated with exit or disposal activities in fiscals 2009 and 2008 relating to our restructuring plan for our Netherlands manufacturing operations, as further described in our MD&A and Note 15 to the Condensed Consolidated Financial Statements.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2009 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall adverse impact for the three and six months ended January 31, 2010, compared with the three and six months ended January 31, 2009, upon our net income and did not have a material impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 15 to the Condensed Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency. Additionally, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2009 Form 10-K. Fluctuations in the rates of currency exchange between the United States dollar and the euro or British pound had an overall favorable impact for the three and six months ended January 31, 2010, compared with the three and six months ended January 31, 2009, upon our net income, and did not have a material impact upon stockholders’ equity, as described in our MD&A.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $4,651,000 at January 31, 2010, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on February 28, 2010. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and six months ended January 31, 2010, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2010, compared with the three and six months ended January 31, 2009, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an adverse impact on our net income for the three and six months ended January 31, 2010, compared with the three and six months ended January 31, 2009, primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar, and did not have a material impact upon stockholders’ equity.

Interest Rate Market Risk

We have a United States credit facility for which the interest rate on outstanding borrowings is variable. Substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, interest expense is affected by the general level of interest rates in the United States as well as LIBOR interest rates.

Additionally, we are in discussions with our bank syndicate regarding modifications to our revolving credit facility, including an extension of the termination date, and expect to formally modify the facility before its August 1, 2010 expiration. Due to current market conditions, a modification of our credit facilities will likely result in an increase of our margins above the lender’s base rate and LIBOR, which may adversely affect our results of operations. In addition, depending upon the structure of the modification, we may be required to write-off certain deferred financing costs that are recorded in other assets and are currently being amortized over the life of the credit facilities.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

On December 17, 2009, the Company held its Annual Meeting of Stockholders for the fiscal year ended July 31, 2009. At the meeting, stockholders voted for (i) the election of nine members of the Company’s Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified, (ii) the approval of an amendment to the Company’s 2006 Equity Incentive Plan that increased by 385,000 the number of shares of Common stock available for issuance under the Plan and (iii) the ratification of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending July 31, 2010.

A tabulation of the number of votes cast for, against and withheld, as well as the number of abstentions as to each matter voted on, as applicable, is set forth below. There were no broker non-votes.

1.	Election of Directors	Votes For	Votes Withheld

	Robert L. Barbanell	15,632,598	336,404
	Alan R. Batkin	15,592,928	376,074
	Joseph M. Cohen	15,592,278	376,724
	Charles M. Diker	15,639,539	329,463
	Mark N. Diker	15,636,585	332,417
	George L. Fotiades	15,665,894	303,108
	Alan J. Hirschfield	15,584,159	384,843
	Andrew A. Krakauer	15,653,257	315,745
	Bruce Slovin	15,644,624	324,378

2.	Approval of the 2006 Equity Incentive Plan Amendment	For	Against	Abstain	Broker Non-votes

		12,652,985	774,731	18,514	2,522,722

3.	Ratification of Independent Registered Public Accounting Firm	For	Against	Abstain	Broker Non-votes

		15,849,960	38,529	80,513	0

ITEM 6.	EXHIBITS

10(a) - Fifth Amendment to Credit Agreement and Consent dated December 17, 2009 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.)

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

Date: March 10, 2010

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller