Form 10-Q
period 2010-04-30
CANTEL MEDICAL CORP
filed 2010-06-09
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010.

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

Number of shares of Common Stock outstanding as of May 31, 2010: 16,855,033.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30,	July 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$19,165	$23,368
Accounts receivable, net of allowance for doubtful accounts of $864 at April 30 and $1,080 at July 31	29,879	30,450
Inventories:
Raw materials	14,827	10,980
Work-in-process	5,155	3,074
Finished goods	16,017	15,146
Total inventories	35,999	29,200
Deferred income taxes	1,941	1,898
Prepaid expenses and other current assets	4,768	3,994
Total current assets	91,752	88,910
Property and equipment, net	35,281	35,968
Intangible assets, net	33,500	37,042
Goodwill	115,627	114,995
Other assets	1,151	956
	$277,311	$277,871
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	8,993	8,948
Compensation payable	7,739	10,431
Earnout payable	—	157
Accrued expenses	6,564	6,583
Deferred revenue	4,122	2,819
Income taxes payable	—	175
Total current liabilities	37,418	39,113

Long-term debt	15,000	33,300
Deferred income taxes	17,195	16,378
Other long-term liabilities	1,477	1,964

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; April 30 - 18,207,523 shares issued and 16,855,988 shares outstanding; July 31 - 17,883,873 shares issued and 16,643,727 shares outstanding	1,821	1,788
Additional paid-in capital	92,732	87,169
Retained earnings	116,582	102,103
Accumulated other comprehensive income	9,526	8,281
Treasury Stock, at cost; April 30 - 1,351,535 shares; July 31 - 1,240,146 shares	(14,440)	(12,225)
Total stockholders’ equity	206,221	187,116
	$277,311	$277,871

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Net sales	$66,559	$66,431	$204,141	$193,257

Cost of sales	39,866	40,908	120,866	120,500

Gross profit	26,693	25,523	83,275	72,757

Expenses:
Selling	9,348	7,984	26,583	22,326
General and administrative	9,149	9,106	27,726	27,167
Research and development	1,342	1,261	3,764	3,309
Total operating expenses	19,839	18,351	58,073	52,802

Income before interest and income taxes	6,854	7,172	25,202	19,955

Interest expense	233	588	959	2,013
Interest income	(19)	(24)	(35)	(132)

Income before income taxes	6,640	6,608	24,278	18,074

Income taxes	2,366	2,425	8,960	6,784

Net income	$4,274	$4,183	$15,318	$11,290

Earnings per common share
Basic	$0.25	$0.25	$0.91	$0.68
Diluted	$0.25	$0.25	$0.90	$0.68

Dividends per common share	$—	$—	$0.05	$—

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2010	2009

Cash flows from operating activities
Net income	$15,318	$11,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,721	4,637
Amortization	3,842	3,870
Stock-based compensation expense	2,270	1,829
Amortization of debt issuance costs	333	297
Loss on disposal of fixed assets	224	22
Deferred income taxes	(847)	(1,172)
Excess tax benefits from stock-based compensation	(283)	(193)
Changes in assets and liabilities:
Accounts receivable	662	(1,079)
Inventories	(6,668)	1,733
Prepaid expenses and other current assets	72	(638)
Accounts payable, deferred revenue and accrued expenses	(1,902)	89
Income taxes payable	(291)	608
Net cash provided by operating activities	17,451	21,293

Cash flows from investing activities
Capital expenditures	(4,203)	(2,972)
Proceeds from disposal of fixed assets	5	5
Earnout paid to Crosstex sellers	—	(3,666)
Earnout paid to Twist seller	(157)	(629)
Purchase of convertible note receivable	(300)	(203)
Other, net	(197)	(15)
Net cash used in investing activities	(4,852)	(7,480)

Cash flows from financing activities
Borrowings under revolving credit facility	—	3,500
Repayments under term loan facility	(7,500)	(6,000)
Repayments under revolving credit facility	(10,800)	(6,500)
Proceeds from exercises of stock options	2,006	894
Dividends paid	(840)	—
Excess tax benefits from stock-based compensation	283	193
Purchases of treasury stock	(289)	(404)
Net cash used in financing activities	(17,140)	(8,317)

Effect of exchange rate changes on cash and cash equivalents	338	(1,486)

(Decrease) increase in cash and cash equivalents	(4,203)	4,010
Cash and cash equivalents at beginning of period	23,368	18,318
Cash and cash equivalents at end of period	$19,165	$22,328

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

The Condensed Consolidated Balance Sheet at July 31, 2009 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 260-10-45, “Earnings Per Share — Other Presentation Matters,” (“ASC 260-10-45”). ASC 260-10-45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008 and therefore was adopted on August 1, 2009 as further described in Note 10 to the Condensed Consolidated Financial Statements. All prior period EPS data have been adjusted retrospectively to conform to the provisions of ASC 260-10-45. For the three and nine months ended April 30, 2009, such retrospective application caused an insignificant increase in the denominator of our weighted average shares calculation, which decreased previously reported basic EPS for the three and nine months ended April 30, 2009 from $0.26 to $0.25 and $0.69 to $0.68, respectively, and diluted EPS for the nine months ended April 30, 2009 from $0.69 to $0.68, but had no impact on previously reported diluted EPS for the three months ended April 30, 2009.

Cantel had five principal operating companies at each of April 30, 2010 and July 31, 2009, Minntech Corporation (“Minntech”), Crosstex International Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

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

On July 31, 2009, we acquired certain net assets of G.E.M. Water Systems Int’l, LLC (“G.E.M.”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The G.E.M. acquisition had an insignificant effect on our results of operations for the three and nine months ended April 30, 2010 due to the small size of this business and is not included in our results of operations for the three and nine months ended April 30, 2009. G.E.M. is included in the Water Purification and Filtration segment.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

On May 28, 2010, we amended our credit facilities primarily to extend the termination date of the revolving credit facility to August 1, 2011 as well as to expand our acquisition financing capabilities, as more fully described in Note 9 to the Condensed Consolidated Financial Statements.

On June 1, 2010, we acquired the issued and outstanding capital stock of Purity Water Company of San Antonio, Inc. (“Purity”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Since the acquisition occurred subsequent to April 30, 2010, Purity is not included in our results of operations for the three and nine months ended April 30, 2010 and 2009.

We performed a review of events subsequent to April 30, 2010. Based upon that review, no additional subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.   Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Cost of sales	$36,000	$19,000	$95,000	$55,000
Operating expenses:
Selling	115,000	52,000	294,000	158,000
General and administrative	511,000	708,000	1,859,000	1,604,000
Research and development	8,000	5,000	22,000	12,000
Total operating expenses	634,000	765,000	2,175,000	1,774,000
Stock-based compensation before income taxes	670,000	784,000	2,270,000	1,829,000
Income tax benefits	(239,000)	(289,000)	(822,000)	(735,000)
Total stock-based compensation expense, net of tax	$431,000	$495,000	$1,448,000	$1,094,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.03	$0.09	$0.07

Diluted	$0.03	$0.03	$0.09	$0.07

For the three and nine months ended April 30, 2010 and 2009, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense.

Most of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At April 30, 2010, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $4,016,000 with a remaining weighted average period of 21 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2009	226,328	$13.38
Granted	47,825	15.97
Vested	(63,668)	15.37
Nonvested stock awards at April 30, 2010	210,485	$13.37

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during the three and nine months ended April 30, 2010 and 2009:

Weighted-Average	Three Months Ended		Nine Months Ended
Black-Scholes Option	April 30,		April 30,
Valuation Assumptions	2010	2009	2010	2009

Dividend yield (1)	0.51%	0.00%	0.02%	0.00%
Expected volatility (2)	0.459	0.431	0.454	0.425
Risk-free interest rate (3)	1.97%	1.41%	1.96%	1.56%
Expected lives (in years) (4)	3.50	3.63	3.58	3.83

(1)   Expected annual dividend yield for options granted after our dividend announcement on December 17, 2009.

(2)   Volatility was based on historical closing prices of our Common Stock.

(3)   The U.S. Treasury rate on the expected life at the date of grant.

(4)   Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain incentive options granted under the 1997 Employee Plan and to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and nine months ended April 30, 2010, the weighted average fair value of all options granted was approximately $6.70 and $5.70, respectively. For the three and nine months ended April 30, 2009, the weighted average fair value of all options granted was approximately $4.88 and $4.79, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $683,000 and $1,490,000 for the three and nine months ended April 30, 2010, respectively, and $41,000 and $940,000 for the three and nine months ended April 30, 2009, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2009	1,505,722	$16.32
Granted	424,750	16.03
Canceled	(180,108)	21.36
Exercised	(275,825)	14.25
Outstanding at April 30, 2010	1,474,539	$16.01

Exercisable at July 31, 2009	1,049,657	$17.86

Exercisable at April 30, 2010	728,566	$17.70

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital or a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. For the nine months ended April 30, 2010 and 2009, such income tax deductions reduced income taxes payable by $976,000 and $566,000, respectively.

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

A summary of our stock award plans follows:

2006 Equity Incentive Plan

On January 10, 2007, the Company terminated its existing stock option plans and adopted the Cantel Medical Corp. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options (including incentive stock options), restricted stock awards, stock appreciation rights and performance-based awards (collectively “equity awards”) to our employees and non-employee Directors. The 2006 Plan does not permit the granting of discounted options or discounted stock appreciation rights. On December 17, 2009, our stockholders approved an amendment to the 2006 Plan that increased the number of shares of Common Stock available for issuance under the 2006 Plan by 385,000.  The maximum number of shares as to which stock options and stock awards may be granted under the 2006 Plan is 2,085,000 shares, of which 1,200,000 shares are authorized for issuance pursuant to stock options and stock appreciation rights and 885,000 shares are authorized for issuance pursuant to restricted stock and other stock awards.  Stock options outstanding under this plan:

- were granted at the closing market price on the day of the grant,

- were granted as options that do not qualify as incentive stock options,

- as to options granted to employees, are exercisable in three or four equal annual installments commencing on the first anniversary of the grant date,

- include option grants of 750 shares on the last day of each of our fiscal quarters to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting (exercisable on the first anniversary of the grant date),

- include option grants of 1,500 shares on the last day of our fiscal year to each member of our Board of Directors (50% are exercisable on the first anniversary of the grant date and 50% are exercisable on the second anniversary of the grant date),

- include option grants of 15,000 shares to each newly appointed or elected director (exercisable in three equal annual installments commencing on the first anniversary of the grant date),

- generally terminate three months following termination of employment or service as a non-employee director, and

- expire five years from the date of the grant.

Commencing November 1, 2009, quarterly options are no longer granted to non-employee directors and, commencing July 31, 2010, the annual grants of 1,500 options to non-employee directors will be changed to grants of 4,500 options that are exercisable in full on the first anniversary of the grant date.

Restricted stock shares outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being employed by the Company through such vesting date. At April 30, 2010, options to purchase 901,913 shares of Common Stock were outstanding, and 210,485 unvested restricted stock shares were outstanding, under the 2006 Plan. At April 30, 2010, 226,083 shares are available for issuance pursuant to stock options and stock appreciation rights and 462,096 shares are available for issuance pursuant to restricted stock and other stock awards. The 2006 Plan expires on November 13, 2016.

1997 Employee Plan

A total of 3,750,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1997 Employee Stock Option Plan, as amended, which was terminated on January 10, 2007 in conjunction with the adoption of the 2006 Plan. Options outstanding under this plan:

- were granted at the closing market price on the day of the grant,

- were granted either as incentive stock options or stock options that do not qualify as incentive stock options,

- are exercisable in three or four equal annual installments commencing on the first anniversary of the grant date,

- generally terminate three months following termination of employment, and

- expire five years from the date of the grant.

At April 30, 2010, options to purchase 532,126 shares of Common Stock were outstanding under the 1997 Employee Stock Option Plan. No additional options will be granted under this plan.

1998 Directors’ Plan

A total of 450,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1998 Directors’ Stock Option Plan, as amended, which was terminated on January 10, 2007 in conjunction with the adoption of the 2006 Plan. Options outstanding under this plan:

- were granted to directors at the closing market price on the day of grant,

- include option grants of 15,000 shares to each newly appointed or elected director (exercisable in three equal annual installments commencing on the first anniversary of the grant date),

- include option grants of 750 shares on the last day of each of our fiscal quarters to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting (exercisable on the grant date),

- include option grants of 1,500 shares on the last day of our fiscal year to each member of our Board of Directors (50% are exercisable on the first anniversary of the grant date and 50% are exercisable on the second anniversary of the grant date),

- have a term of ten years if granted prior to July 31, 2000 or five years if granted on or after July 31, 2000, and

- do not qualify as incentive stock options.

At April 30, 2010, options to purchase 40,500 shares of Common Stock were outstanding under the 1998 Directors’ Stock Option Plan. No additional options will be granted under this plan.

Note 3.   Acquisitions

Purity Water Company of San Antonio, Inc.

On June 1, 2010, Mar Cor acquired all of the issued and outstanding capital stock of Purity, a private company with pre-acquisition annual revenues of approximately $3,000,000 based in San Antonio, Texas that designs, installs and services high quality, high purity water systems for use in laboratory, industrial, medical, pharmaceutical and semiconductor  environments. Total consideration for the transaction was approximately $2,000,000. We anticipate that this acquisition will have an insignificant contribution to our results of operations for the balance of fiscal 2010. Purity will be included in the Water Purification and Filtration segment.

The primary reason for the acquisition was to add a base of business and expand the Mar Cor service network in the southwest United States.

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

The acquisition of G.E.M. is included in our results of operations for the three and nine months ended April 30, 2010. Since the acquisition of G.E.M. occurred on the last day of our fiscal 2009, its results of operations are excluded from the three and nine months ended April 30, 2009, but its net assets are included in our Condensed Consolidated Balance Sheet at July 31, 2009. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2, and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”). ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements, which was adopted in our third quarter of fiscal 2010, and after December 15, 2010 for Level 3 disclosure requirements, which we will adopt in our third quarter of fiscal 2011 if we have any assets valued with a Level 3 method. The adoption of ASU 2010-06 for Level 1 and 2 disclosure requirements did not have any impact upon our financial position, results of operations and financial statement disclosures due to the nature of our Level 1 assets and the lack of any assets valued with a Level 2 method.

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

Note 5.   Accumulated Other Comprehensive Income

The Company’s comprehensive income for the three and nine months ended April 30, 2010 and 2009 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Net income	$4,274,000	$4,183,000	$15,318,000	$11,290,000
Other comprehensive income (loss):
Unrealized loss on interest cap, net of tax	—	(2,000)	—	(96,000)
Foreign currency translation, net of tax	1,195,000	848,000	1,245,000	(4,881,000)
Comprehensive income	$5,469,000	$5,029,000	$16,563,000	$6,313,000

Note 6.   Financial Instruments

We account for derivative instruments and hedging activities in accordance with ASC 815, “Derivatives and Hedging,” (“ASC 815”), which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of April 30, 2010, all of our derivatives were designated as hedges.

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

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were four foreign currency forward contracts with an aggregate value of $4,583,000 at April 30, 2010, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on May 31, 2010. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and nine months ended April 30, 2010, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies and resulted in a net currency conversion loss, net of tax, of $47,000 and $70,000, respectively, on the items hedged. Gains and losses related to the hedging contracts to buy Canadian dollars, euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

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

Level 3: Unobservable inputs for the asset or liability.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	April 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equilavents:
Bank deposits and certificates of deposit	$14,250,000	$—	$—	$14,250,000
Money markets	4,915,000	—	—	4,915,000
Total cash and cash equilavents	$19,165,000	$—	$—	$19,165,000

	July 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equilavents:
Bank deposits and certificates of deposit	$11,821,000	$—	$—	$11,821,000
Money markets	11,547,000	—	—	11,547,000
Total cash and cash equilavents	$23,368,000	$—	$—	$23,368,000

As of April 30, 2010 and July 31, 2009, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of April 30, 2010 and July 31, 2009, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were comparable to market interest rates.

Note 7.   Intangible Assets and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $1,270,000 and $3,842,000 for the three and nine months ended April 30, 2010, respectively, and $1,264,000 and $3,870,000 for the three and nine months ended April 30, 2009, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	April 30, 2010
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$25,996,000	$(11,651,000)	$14,345,000
Technology	9,497,000	(6,089,000)	3,408,000
Brand names	9,546,000	(4,570,000)	4,976,000
Non-compete agreements	1,863,000	(1,457,000)	406,000
Patents and other registrations	1,244,000	(285,000)	959,000
	48,146,000	(24,052,000)	24,094,000
Trademarks and trade names	9,406,000	—	9,406,000
Total intangible assets	$57,552,000	$(24,052,000)	$33,500,000

	July 31, 2009
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$26,977,000	$(10,592,000)	$16,385,000
Technology	9,345,000	(5,304,000)	4,041,000
Brand names	9,546,000	(3,798,000)	5,748,000
Non-compete agreements	1,863,000	(1,223,000)	640,000
Patents and other registrations	1,140,000	(221,000)	919,000
	48,871,000	(21,138,000)	27,733,000
Trademarks and trade names	9,309,000	—	9,309,000
Total intangible assets	$58,180,000	$(21,138,000)	$37,042,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2010 and the next five years is as follows:

Three month period ending July 31, 2010	$1,246,000
Fiscal 2011	4,762,000
Fiscal 2012	4,297,000
Fiscal 2013	4,223,000
Fiscal 2014	4,031,000
Fiscal 2015	3,857,000

Goodwill changed during fiscal 2009 and the nine months ended April 30, 2010 as follows:

	Water
	Purification	Healthcare	Endoscope			Total
	and Filtration	Disposables	Reprocessing	Dialysis	All Other	Goodwill

Balance, July 31, 2008	$37,662,000	$50,473,000	$9,648,000	$8,133,000	$8,042,000	$113,958,000
Acquisitions	1,466,000	—	—	—	—	1,466,000
Earnout on acquisition	—	157,000	—	—	—	157,000
Adjustments primarily relating to income tax exposure of acquired businesses	(38,000)	—	—	—	—	(38,000)
Foreign currency translation	(244,000)	—	—	—	(304,000)	(548,000)
Balance, July 31, 2009	38,846,000	50,630,000	9,648,000	8,133,000	7,738,000	114,995,000
Foreign currency translation	281,000	—	—	—	351,000	632,000
Balance, April 30, 2010	$39,127,000	$50,630,000	$9,648,000	$8,133,000	$8,089,000	$115,627,000

On July 31, 2009, we performed impairment studies of the Company’s goodwill and trademarks and trade names and concluded that such assets were not impaired.

Note 8.   Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Beginning balance	$1,141,000	$912,000	$949,000	$916,000
Provisions	420,000	413,000	1,370,000	1,012,000
Charges	(459,000)	(304,000)	(1,217,000)	(859,000)
Foreign currency translation	1,000	1,000	1,000	(47,000)
Ending balance	$1,103,000	$1,022,000	$1,103,000	$1,022,000

The warranty provisions and charges during the three and nine months ended April 30, 2010 and 2009 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.   Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility expiring August 1, 2011 and (ii) a five-year $50.0 million senior secured revolving credit facility expiring August 1, 2010. Amounts we repay under the term loan facility may not be re-borrowed. On May 28, 2010, we amended the U.S. Credit Facilities which included extending the termination date for the revolving credit facility to August 1, 2011. Debt issuance costs relating to the U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $308,000 at April 30, 2010.

At April 30, 2010, borrowings under the U.S. Credit Facilities bore interest at rates ranging from 0% to 0.50% above the lender’s base rate, or at rates ranging from 0.625% to 1.75% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the U.S. Credit Facilities (“EBITDA”). As a result of the May 28, 2010 amendment, borrowings under the U.S. Credit Facilities will bear interest at rates ranging from 0.50% to 1.50% above the lender’s base rate, or at rates ranging from 1.50% to 2.50% above LIBOR, depending upon our consolidated ratio of debt to EBITDA. At April 30, 2010, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.25% to 1.60%. The margins applicable to our outstanding borrowings at April 30, 2010 were 0.00% above the lender’s base rate and 0.625% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at April 30, 2010. The U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.15% to 0.30%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.15% at April 30, 2010. As a result of the May 28, 2010 amendment, fees on the unused portion of our facilities will range from 0.20% to 0.40%.

The U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex, and Strong Dental Products, Inc.) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental Products, Inc. and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock in excess of $3,000,000 without the consent of our United States lenders. As of April 30, 2010, we were in compliance with all financial and other covenants under the U.S. Credit Facilities.

On April 30, 2010, we had $25,000,000 of outstanding borrowings under the U.S. Credit Facilities, which consisted of $12,500,000 under each of the term loan facility and the revolving credit facility. The maturities of our credit facilities are described in Note 12 to the Condensed Consolidated Financial Statements. The revolving credit facility is recorded as a long-term liability at April 30, 2010 and July 31, 2009, but was recorded as a current liability between those dates since the termination date of the facility was not extended from August 1, 2010 to August 1, 2011 until the May 28, 2010 amendment.

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

In June 2008, the FASB issued ASC 260-10-45, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method, a change that reduces both basic and diluted EPS. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. Previously, we excluded unvested restricted stock awards in the calculation of basic EPS and included such awards in diluted EPS under the treasury stock method. ASC 260-10-45 was effective for fiscal years beginning after December 15, 2008 and therefore was adopted on August 1, 2009. All prior period EPS data presented have been adjusted retrospectively to conform to the provisions of ASC 260-10-45. For the three and nine months ended April 30, 2009, such retrospective application caused an insignificant increase in the denominator of our weighted average shares calculation, which decreased previously reported basic EPS for the three and nine months ended April 30, 2009 from $0.26 to $0.25 and $0.69 to $0.68, respectively, and diluted EPS for the nine months ended April 30, 2009 from $0.69 to $0.68, but had no impact on previously reported diluted EPS for the three months ended April 30, 2009.

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$4,274,000	$4,183,000	$15,318,000	$11,290,000
Less income allocated to participating securities	(69,000)	(77,000)	(236,000)	(164,000)
Net income available to common shareholders	$4,205,000	$4,106,000	$15,082,000	$11,126,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	16,556,724	16,286,277	16,488,107	16,246,334

Dilutive effect of stock options using the treasury stock method and the average market price for the period	221,374	55,195	198,032	48,561

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	16,778,098	16,341,472	16,686,139	16,294,895

Earnings per share attributable to common stock:
Basic earnings per share	$0.25	$0.25	$0.91	$0.68
Diluted earnings per share	$0.25	$0.25	$0.90	$0.68

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	456,001	1,217,651	674,776	1,285,226

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	16,778,098	16,341,472	16,686,139	16,294,895

Participating securities	274,153	305,895	261,653	239,352

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	17,052,251	16,647,367	16,947,792	16,534,247

Note 11.  Income Taxes

The consolidated effective tax rate was 36.9% and 37.5% for the nine months ended April 30, 2010 and 2009, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income, as described below, as well as additional United States taxes in the prior year period related to the repatriation of earnings from our Netherlands subsidiary.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.8% and 38.2% for the nine months ended April 30, 2010 and 2009, respectively.

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the nine months ended April 30, 2009, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. For the nine months ended April 30, 2010, our Netherlands operation became slightly profitable as a result of the prior year restructuring of its operations, as more fully described elsewhere in this MD&A and Note 15 to the Condensed Consolidated Financial Statements.

Our Canadian operations had an overall effective tax rate of 15.5% and 20.5% for the nine months ended April 30, 2010 and 2009, respectively. The low overall effective tax rate for the current year period was due to the recognition of a tax benefit upon resolution of an income tax uncertainty that originated from an acquisition, as more fully described below. Approximately 3% and 6% of our income before income taxes was generated from our Canadian operations for the nine months ended April 30, 2010 and 2009, respectively.

For the nine months ended April 30, 2010 and 2009, approximately 2% and 3%, respectively, of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure. The overall effective tax rate for our Singapore operation was 13.5% and 12.9% for the nine months ended April 30, 2010 and 2009, respectively.

The results of operations for our subsidiary in Japan did not have a significant impact on our overall effective tax rate for the nine months ended April 30, 2010 and 2009 due to the size of income before income taxes generated from this operation.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. The majority of our unrecognized tax benefits originated from acquisitions. Previously, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions were recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted ASC 805, “Business Combinations” (“ASC 805”), which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations beginning with fiscal 2010. However, if our unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our overall effective tax rate due to the size of the unrecognized tax benefits in relation to our income before income taxes. Except for decreases due to the lapse of applicable statutes of limitation, we do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2008	$427,000
Lapse of statute of limitations	(47,000)
Unrecognized tax benefits on July 31, 2009	380,000
Lapse of statute of limitations	(77,000)
Unrecognized tax benefits on April 30, 2010	$303,000

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

Note 12.  Commitments and Contingencies

Long-term contractual obligations

As of April 30, 2010, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2010	2011	2012	2013	2014	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities (1)	$2,500	$10,000	$12,500	$—	$—	$—	$25,000
Expected interest payments under the credit facilities (2)	93	234	—	—	—	—	327
Minimum commitments under noncancelable operating leases	822	2,511	1,624	1,109	907	4,936	11,909
Minimum commitments under noncancelable capital leases	13	14	—	—	—	—	27
Deferred compensation and other	102	411	259	38	33	166	1,009
Employment agreements	807	2,015	243	—	—	—	3,065
Total contractual obligations	$4,337	$15,185	$14,626	$1,147	$940	$5,102	$41,337

(1)                                  As of April 30, 2010, annual required payments during the year ending July 31, 2012 represent the outstanding balance on the revolving credit facility since the May 28, 2010 amendment to our revolving credit facility extended the expiration date from August 1, 2010 to August 1, 2011.

(2)                                  The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.22% and 0.91%, respectively, which were our weighted average interest rates on outstanding borrowings at April 30, 2010.

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

In accordance with FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”), we have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and operating income.

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

One customer accounted for approximately 24% of our Water Purification and Filtration segment net sales and approximately 7% of our consolidated net sales during the nine months ended April 30, 2010.

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

Four customers collectively accounted for approximately 54% of our Healthcare Disposables segment net sales and approximately 14% of our consolidated net sales during the nine months ended April 30, 2010.

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

Three customers collectively accounted for approximately 41% of our Dialysis segment net sales and approximately 16% of our consolidated net sales, including one customer that accounted for approximately 32% of our Dialysis segment net sales and approximately 8% of our consolidated net sales, during the nine months ended April 30, 2010.

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

Information as to operating segments is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Net sales:
Water Purification and Filtration	$19,126,000	$18,165,000	$56,828,000	$53,434,000
Healthcare Disposables	16,305,000	15,587,000	53,047,000	45,707,000
Endoscope Reprocessing	16,310,000	14,162,000	47,087,000	38,526,000
Dialysis	10,558,000	14,220,000	34,852,000	43,700,000
All Other	4,260,000	4,297,000	12,327,000	11,890,000
Total	$66,559,000	$66,431,000	$204,141,000	$193,257,000

Operating Income:
Water Purification and Filtration	$1,851,000	$1,708,000	$5,927,000	$4,908,000
Healthcare Disposables	2,445,000	2,082,000	9,732,000	5,605,000
Endoscope Reprocessing	1,503,000	1,530,000	5,153,000	4,633,000
Dialysis	2,245,000	2,925,000	7,937,000	8,060,000
All Other	899,000	1,015,000	3,124,000	2,701,000
	8,943,000	9,260,000	31,873,000	25,907,000
General corporate expenses	(2,089,000)	(2,088,000)	(6,671,000)	(5,952,000)
Interest expense, net	(214,000)	(564,000)	(924,000)	(1,881,000)

Income before income taxes	$6,640,000	$6,608,000	$24,278,000	$18,074,000

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

For the three months ended April 30, 2009, we recorded $13,000 in restructuring costs in general and administrative expenses. For the nine months ended April 30, 2009, we recorded $358,000 in restructuring costs, of which $176,000 was recorded in cost of sales and $182,000 was recorded in general and administrative expenses. The total cost of the restructuring plan was $710,000 and was recorded beginning in our fourth quarter of fiscal 2008 until the restructuring plan completion date of July 31, 2009. We do not expect to incur any additional restructuring costs. The majority of the restructuring costs were included in our Endoscope Reprocessing segment.  Since the above costs were recorded in our Netherlands subsidiary, which had been experiencing losses from its operations, tax benefits on the above costs were not recorded.

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

Note 16.  Convertible Note Receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note issued by BIOSAFE, Inc. (“BIOSAFE”), in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surface. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we invested an additional $300,000 in notes of BIOSAFE in January 2010 bringing the aggregate investment in BIOSAFE notes to $500,000, as obligated under our agreement with BIOSAFE. We are not obligated to invest any additional funds.

The notes are convertible into a newly-created series of preferred stock of BIOSAFE. The notes accrue interest at a per annum rate of 8% until the maturity date of June 30, 2011 or earlier exercise. Interest is payable in shares of BIOSAFE stock or in cash. If not paid by the maturity date, interest will accrue thereafter at a rate of 12% per annum. In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with accrued interest, is included within other assets in our Condensed Consolidated Balance Sheets as of April 30, 2010 and July 31, 2009. The carrying value of this investment approximates fair value due to the short maturity of the notes and the relatively consistent underlying value of BIOSAFE.

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

Results of Operations provides a discussion of the consolidated results of operations for the three and nine months ended April 30, 2010 compared with the three and nine months ended April 30, 2009.

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

Significant Activity

(i)                                     Net income increased by 2% and 36% for the three and nine months ended April 30, 2010, respectively, compared with the three and nine months ended April 30, 2009. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments and we have proactively developed our overall business to where approximately 75% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                  an increase in demand during the first four months of fiscal 2010 for healthcare disposables products as a result of the outbreak of the novel H1N1 (swine flu),

•                  improved gross margins as a result of numerous profit improvement and sales and marketing initiatives and the continued shift in sales mix to higher margin disposables,

•                  higher selling prices including those attributable to converting the sale of high-level disinfectants in our Endoscope Reprocessing segment from our former equipment distributor to our direct sales and service force at higher selling prices,

•                  reductions in manufacturing, raw material and distribution costs,

•                  general company-wide efforts to control operating expenses while still investing in sales, marketing and research and development activities, and

•                  favorable interest costs due to both reduced average interest rates as well as lower outstanding borrowings.

The above favorable factors were partially offset by (i) decreases in net sales and profitability in our Dialysis segment, (ii) decreases in net sales of capital equipment in our Water Purification and Filtration segment and (iii) increased selling costs in our Endoscope Reprocessing segment, as further explained elsewhere in this MD&A. Additionally, although the outbreak of the novel H1N1 flu resulted in strong sales volume of high margin face masks and other healthcare disposables products during the first four months of fiscal 2010, such sales volume has returned to a sales level that is similar to that which existed prior to the outbreak of the novel H1N1 flu given that the elevated level of reported cases of influenza viruses has subsided.

(ii)                                  We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted by the continued loss of some lower margin dialysate concentrate business from both domestic and international customers as a result of the highly competitive and price sensitive market for such product, as well as the decrease in demand for our Renatron reprocessing equipment, as more fully described elsewhere in this MD&A. This reduction in dialysis sales has reduced overall profitability in this segment. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States. Although we believe the per procedure cost of reuse dialyzers is more economical than single-use dialyzers, a further decrease in the market for dialysis reprocessing products is likely to result in continued loss of net sales and a lower level of operating income in this segment in the future. See “Risk Factors” in our 2009 Form 10-K for a discussion of the Company’s risk factors.

(iii)                               While overall sales and operating income have increased in our Water Purification and Filtration segment for the three and nine months ended April 30, 2010 compared with the three and nine months ended April 30, 2009, our net sales of capital equipment used for dialysis as well as commercial and industrial applications have decreased primarily due to the deterioration in the economy and credit markets, as more fully described elsewhere in this MD&A.

(iv)                              Fluctuations in the rates of currency exchange had an overall adverse impact on our net income for the three and nine months ended April 30, 2010, compared with the three and nine months ended April 30, 2009, as more fully described elsewhere in this MD&A.

(v)                                 We declared our first cash semiannual dividend of $0.05 per share of outstanding common stock, which was paid on January 29, 2010, as more fully described elsewhere in this MD&A.

(vi)                              We amended our credit facilities on May 28, 2010 primarily to extend the termination date of the revolving credit facility from its August 1, 2010 expiration date to August 1, 2011, as well as to expand our acquisition financing capabilities, as more fully described elsewhere in this MD&A.

(vii)                           We acquired the business of Purity Water Company of San Antonio, Inc. (“Purity”) on June 1, 2010, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(viii)                        We acquired the business of G.E.M. Water Systems Int’l, LLC (“G.E.M.”) on July 31, 2009, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(ix)                                In June 2008, we announced and began executing our plan to restructure our Netherlands manufacturing operations as part of our continuing effort to reduce operating costs and leverage our existing United States infrastructure. As a result of this restructuring, approximately $13,000 and

$358,000 of restructuring costs were recorded in the three and nine months ended April 30, 2009, respectively, which decreased both basic and diluted earnings per share by $0.02 during the nine months ended April 30, 2009, as more fully described in Note 15 to the Condensed Consolidated Financial Statements and elsewhere in this MD&A.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries. Since the G.E.M. acquisition was completed on July 31, 2009, its results of operations are included in our results of operations for the three and nine months ended April 30, 2010, but are not reflected in our results of operations for the three and nine months ended April 30, 2009.

The following discussion should also be read in conjunction with our 2009 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2010		2009		2010		2009
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Water Purification and Filtration	$19,126	28.7	$18,165	27.3	$56,828	27.8	$53,434	27.6
Healthcare Disposables	16,305	24.5	15,587	23.5	53,047	26.0	45,707	23.7
Endoscope Reprocessing	16,310	24.5	14,162	21.3	47,087	23.1	38,526	19.9
Dialysis	10,558	15.9	14,220	21.4	34,852	17.1	43,700	22.6
All Other	4,260	6.4	4,297	6.5	12,327	6.0	11,890	6.2
	$66,559	100.0	$66,431	100.0	$204,141	100.0	$193,257	100.0

Net Sales

Net sales increased by $128,000 to $66,559,000 for the three months ended April 30, 2010 from $66,431,000 for the three months ended April 30, 2009.

Net sales increased by $10,884,000, or 5.6%, to $204,141,000 for the nine months ended April 30, 2010 from $193,257,000 for the nine months ended April 30, 2009.

The increase in net sales for the three and nine months ended April 30, 2010 was principally attributable to increases in sales of endoscope reprocessing products and services, water purification and filtration products and services and healthcare disposables products, partially offset by a decrease in dialysis products.

Net sales of endoscope reprocessing products and services increased by 15.2% and 22.2% for the three and nine months ended April 30, 2010, respectively, compared with the three and nine months ended April 30, 2009, primarily due to increases in both domestic and international demand for (i) our endoscope reprocessing equipment and (ii) our disinfectants and equipment accessories due to the increased field population of equipment. Additionally, the increase was due to higher selling prices of our disinfectants in the United States as a result of converting such prior period sales from our former equipment distributor to our direct sales and service force.

Net sales of water purification and filtration products and services increased by 5.3% and 6.4% for the three and nine months ended April 30, 2010, respectively, compared with the three and nine months ended April 30, 2009, primarily due to (i) approximately $812,000 and $2,302,000, respectively, of net sales due to the acquisition of G.E.M. on July 31, 2009, (ii) an increase in demand for our sterilants and filters within our installed equipment base of business, and (iii) the translation of Canadian dollar net sales using a stronger Canadian dollar against the United States dollar, which favorably impacted net sales by approximately $346,000 and $570,000, respectively. Partially offsetting these increases was a decrease in demand for our water purification equipment used for dialysis (including a decrease in demand for capital equipment by our largest customer) as well as commercial and industrial applications primarily as a result of the deterioration in the general economy and credit markets, which may continue to adversely affect capital equipment sales.

Net sales of healthcare disposables products increased by 4.6% and 16.1% for the three and nine months ended April 30, 2010, respectively, compared with the three and nine months ended April 30, 2009, despite nominal growth in the overall dental market, primarily due to (i) increased demand for our sterilization pouch and barrier cover products as a result of favorable sales and marketing initiatives and (ii) approximately $75,000 and $475,000, respectively, in higher net sales as a result of increases in selling prices that were implemented to offset corresponding supplier cost increases. The increase in net sales for the nine months ended April 30, 2010 was also due to increased sales volume of high margin face masks, disinfectants and other healthcare disposables products due to the outbreak of the novel H1N1 flu (swine flu) in April 2009, which resulted in significantly increased demand during the first four months of fiscal 2010. Although the outbreak of the novel H1N1 flu resulted in strong sales volume of high margin face masks and other healthcare disposables products during the first four months of fiscal 2010, such sales volume has returned to a sales level that is similar to that which existed prior to the outbreak of the novel H1N1 flu given that the elevated level of reported cases of influenza viruses has subsided. Atypical demand for face masks is highly dependent upon the severity and timing of any pandemic flu outbreak such as the recent novel H1N1 flu, the ability of our Company to educate existing customers and potential new customers on the benefits of our face masks, disinfectants and other products and the level of urgency our customers and the general public develop and maintain with respect to epidemic and pandemic preparedness.

Net sales of dialysis products and services decreased by 25.8% and 20.2% for the three and nine months ended April 30, 2010, respectively, compared with the three and nine months ended April 30, 2009, primarily due to (i) the continuing adverse impact of losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic and international customers as a result of the highly competitive and price sensitive market for this lower margin commodity product, as well as various global economic factors with respect to international demand, and (ii) a decrease in demand in the United States (including a decrease from our largest dialysis customer) and internationally for our Renatron dialyzer reprocessing equipment. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our lower margin dialysate concentrate product in the future as we elect not to pursue unprofitable concentrate sales. Furthermore, Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States, manufactures dialysate concentrate themselves and has been decreasing their purchases of that product from us and may continue to do so in the future. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States. Although we believe the per procedure cost of reuse dialyzers is more economical than single-use dialyzers, a further decrease in the market for dialysis reprocessing products is likely to result in continued loss of net sales and a lower level of operating income in this segment in the future. Partially offsetting these decreases were higher selling prices, which favorably impacted net sales for the three and nine months ended April 30, 2010 by approximately $150,000 and $625,000, respectively.

Gross profit

Gross profit increased by $1,170,000, or 4.6%, to $26,693,000 for the three months ended April 30, 2010 from $25,523,000 for the three months ended April 30, 2009. Gross profit as a percentage of net sales for the three months ended April 30, 2010 and 2009 was 40.1% and 38.4%, respectively.

Gross profit increased by $10,518,000, or 14.5%, to $83,275,000 for the nine months ended April 30, 2010 from $72,757,000 for the nine months ended April 30, 2009. Gross profit as a percentage of net sales for the nine months ended April 30, 2010 and 2009 was 40.8% and 37.6%, respectively.

The gross profit percentage for the three and nine months ended April 30, 2010 increased compared with the three and nine months ended April 30, 2009 primarily due to (i) favorable sales mix due to the increased sales volume of certain higher margin products such as sterilants and filters in our Water Purification and Filtration segment, sterilization pouches, barrier covers, face masks and disinfectants in our Healthcare Disposables segment and disinfectants and equipment accessories in our Endoscope Reprocessing segment, as well as decreased sales of our lower margin dialysate concentrate product in our Dialysis segment, (ii) higher selling prices including those attributable to converting the sale of high-level disinfectants in our Endoscope Reprocessing segment from our former equipment distributor to our direct sales and service force at higher selling prices, (iii) a decrease in raw material costs due to the lower price of oil, (iv) improved efficiencies in our manufacturing, distribution and service functions and (v) approximately $176,000 in restructuring charges recorded primarily in our Endoscope Reprocessing segment during the nine months ended April 30, 2009 relating to the relocation of our Netherlands manufacturing operations, as more fully described elsewhere in this MD&A. However, we cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by price competition in certain of our segments such as Dialysis and Healthcare Disposables, (ii) by uncertainties associated with our product mix and (iii) if raw materials and distribution costs increase and we are unable to implement price increases.

Operating Expenses

Selling expenses increased by $1,364,000, or 17.1%, to $9,348,000 for the three months ended April 30, 2010, from $7,984,000 for the three months ended April 30, 2009. For the nine months ended April 30, 2010, selling expenses increased by $4,257,000, or 19.1%, to $26,583,000 from $22,326,000 for the nine months ended April 30, 2009. These increases are primarily due to (i) additional sales personnel and higher compensation expense principally in our Endoscope Reprocessing segment relating to incentive compensation, including commissions expense from a more aggressive commission plan, designed to gain market share and expand into new markets, (ii) an increase in advertising and marketing expense primarily related to our Healthcare Disposables segment and (iii) increased sales support services principally in our Water Purification and Filtration and Endoscope Reprocessing segments during the first six months of the nine months ended April 30, 2010.

Selling expenses as a percentage of net sales were 14.0% and 12.0% for the three months ended April 30, 2010 and 2009, respectively, and 13.0% and 11.6% for the nine months ended April 30, 2010 and 2009, respectively. The increase in our selling expense as a percentage of net sales for the three months ended April 30, 2010 compared to previous quarters was due to our strategic decision to invest in selling initiatives designed to gain or maintain market share as well as to expand into new markets.

General and administrative expenses increased by $43,000 to $9,149,000 for the three months ended April 30, 2010, from $9,106,000 for the three months ended April 30, 2009, primarily due to (i) higher compensation expense of approximately $110,000 relating to annual salary increases in all our segments and additional personnel primarily in our Water Purification and Filtration segment and (ii) an increase of approximately $151,000 relating to foreign currency primarily as a result of translating general and administrative expenses of our international subsidiaries using a significantly stronger Canadian dollar against the United States dollar, partially offset by a decrease of $197,000 in stock-based compensation expense.

General and administrative expenses increased by $559,000, or 2.1%, to $27,726,000 for the nine months ended April 30, 2010, from $27,167,000 for the nine months ended April 30, 2009, primarily due to (i) higher compensation expense of approximately $490,000 relating to annual salary increases in all our segments, incentive compensation primarily in our Healthcare Disposables segment and additional personnel principally in our Water Purification and Filtration segment, (ii) an increase of approximately $361,000 relating to foreign currency primarily as a result of the inclusion of foreign exchange gains during the prior period associated with translating certain foreign denominated assets into functional currencies as well as the translation of general and administrative expenses of our international subsidiaries using a significantly stronger Canadian dollar against the United States dollar and (iii) an increase of $255,000 in stock-based compensation expense. These increases were partially offset by a decrease in overhead and restructuring costs at our Netherlands operation due to the completion of restructuring activities, as more fully described elsewhere in this MD&A, and approximately $184,000 in lower bad debt expense primarily in our Water Purification and Filtration segment.

General and administrative expenses as a percentage of net sales were 13.7% for both the three months ended April 30, 2010 and 2009 and 13.6% and 14.1% for the nine months ended April 30, 2010 and 2009, respectively.

Research and development expenses (which include continuing engineering costs) increased by $81,000 to $1,342,000 for the three months ended April 30, 2010, from $1,261,000 for the three months ended April 30, 2009.  For the nine months ended April 30, 2010, research and development expenses increased by $455,000 to $3,764,000, from $3,309,000 for the nine months ended April 30, 2009. These increases are primarily due to increased development work on certain new products as well as continuing engineering on existing products primarily in our Water Purification and Filtration, Endoscope Reprocessing and Therapeutic Filtration segments.

Interest

Interest expense decreased by $355,000 to $233,000 for the three months ended April 30, 2010, from $588,000 for the three months ended April 30, 2009.  For the nine months ended April 30, 2010, interest expense decreased by $1,054,000 to $959,000, from $2,013,000 for the nine months ended April 30, 2009, primarily due to decreases in average outstanding borrowings and average interest rates.

Interest income decreased by $5,000 to $19,000 for the three months ended April 30, 2010, from $24,000 for the three months ended April 30, 2009.  For the nine months ended April 30, 2010, interest income decreased by $97,000 to $35,000, from $132,000 for the nine months ended April 30, 2009, primarily due to a decrease in average interest rates and a more conservative investment philosophy.

Income taxes

The consolidated effective tax rate was 36.9% and 37.5% for the nine months ended April 30, 2010 and 2009, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income, as described below, as well as additional United States taxes in the prior year period related to the repatriation of earnings from our Netherlands subsidiary.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.8% and 38.2% for the nine months ended April 30, 2010 and 2009, respectively.

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary for the nine months ended April 30, 2009, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. For the nine months ended April 30, 2010, our Netherlands operation became slightly profitable as a result of the prior year restructuring of its operations, as more fully described elsewhere in this MD&A and Note 15 to the Condensed Consolidated Financial Statements.

Our Canadian operations had an overall effective tax rate of 15.5% and 20.5% for the nine months ended April 30, 2010 and 2009, respectively. The low overall effective tax rate for the current year period was due to the recognition of a tax benefit upon resolution of an income tax uncertainty that originated from an acquisition, as more fully described below. Approximately 3% and 6% of our income before income taxes was generated from our Canadian operations for the nine months ended April 30, 2010 and 2009, respectively.

For the nine months ended April 30, 2010 and 2009, approximately 2% and 3%, respectively, of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure. The overall effective tax rate for our Singapore operation was 13.5% and 12.9% for the nine months ended April 30, 2010 and 2009, respectively.

The results of operations for our subsidiary in Japan did not have a significant impact on our overall effective tax rate for the nine months ended April 30, 2010 and 2009 due to the size of income before income taxes generated from this operation.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. The majority of our unrecognized tax benefits originated from acquisitions. Previously, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions were recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations beginning with fiscal 2010. However, if our unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our overall effective tax rate due to the size of the unrecognized tax benefits in relation to our income before income taxes. Except for decreases due to the lapse of applicable statutes of limitation, we do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized Tax Benefits

Unrecognized tax benefits on July 31, 2008	$427,000
Lapse of statute of limitations	(47,000)
Unrecognized tax benefits on July 31, 2009	380,000
Lapse of statute of limitations	(77,000)
Unrecognized tax benefits on April 30, 2010	$303,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009

Cost of sales	$36,000	$19,000	$95,000	$55,000
Operating expenses:
Selling	115,000	52,000	294,000	158,000
General and administrative	511,000	708,000	1,859,000	1,604,000
Research and development	8,000	5,000	22,000	12,000
Total operating expenses	634,000	765,000	2,175,000	1,774,000
Stock-based compensation before income taxes	670,000	784,000	2,270,000	1,829,000
Income tax benefits	(239,000)	(289,000)	(822,000)	(735,000)
Total stock-based compensation expense, net of tax	$431,000	$495,000	$1,448,000	$1,094,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.03	$0.09	$0.07

Diluted	$0.03	$0.03	$0.09	$0.07

For the three and nine months ended April 30, 2010 and 2009, the above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense.

The stock-based compensation expense recorded in the Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which historically was 0% and is now approximately 0.5% as we began paying dividends in January 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of ASC Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

Most of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. At April 30, 2010, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $4,016,000 with a remaining weighted average period of 21 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital or a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. For the nine months ended April 30, 2010 and 2009, such income tax deductions reduced income taxes payable by $976,000 and $566,000, respectively.

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

Liquidity and Capital Resources

Working capital

At April 30, 2010, the Company’s working capital was $54,334,000, compared with $49,797,000 at July 31, 2009.

Cash flows from operating activities

Net cash provided by operating activities was $17,451,000 and $21,293,000 for the nine months ended April 30, 2010 and 2009, respectively. For the nine months ended April 30, 2010, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and a decrease in accounts receivable (due to strong collections), partially offset by increases in inventories (due to planned strategic increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscope Reprocessing segments) and a decrease in accounts payable, deferred revenue and accrued expenses (due primarily to the timing associated with incentive compensation payments).

For the nine months ended April 30, 2009, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes) and a decrease in inventories (due to strong April sales in our Healthcare Disposables, Endoscope Reprocessing and Water Purification and Filtration segments as well as a decrease in the cost of certain raw materials), partially offset by an increase in accounts receivable (due to strong April sales).

Cash flows from investing activities

Net cash used in investing activities was $4,852,000 and $7,480,000 for the nine months ended April 30, 2010 and 2009, respectively. For the nine months ended April 30, 2010, the net cash used in investing activities was primarily for capital expenditures. For the nine months ended April 30, 2009, the net cash used in investing activities was primarily for acquisition earnout payments to the former owners of Crosstex and Twist and capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $17,140,000 and $8,317,000 for the nine months ended April 30, 2010 and 2009, respectively. For the nine months ended April 30, 2010, the net cash used in financing activities was primarily attributable to repayments under our credit facilities and the payment of a dividend to our shareholders, partially offset by proceeds from the exercises of stock options. For the nine months ended April 30, 2009, the net cash used in financing activities was primarily attributable to repayments under our credit facilities and purchases of treasury stock, partially offset by a borrowing under our revolving credit facility and proceeds from the exercises of stock options.

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

For the three months ended April 30, 2009, we recorded $13,000 in restructuring costs in general and administrative expenses. For the nine months ended April 30, 2009, we recorded $358,000 in restructuring costs, of which $176,000 was recorded in cost of sales and $182,000 was recorded in general and administrative expenses. The total cost of the restructuring plan was $710,000 and was recorded beginning in our fourth quarter of fiscal 2008 until the restructuring plan completion date of July 31, 2009. We do not expect to incur any additional restructuring costs. The majority of the restructuring costs were included in our Endoscope Reprocessing segment.  Since the above costs were recorded in our Netherlands subsidiary, which had been experiencing losses from its operations, tax benefits on the above costs were not recorded.

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

Long-term contractual obligations

As of April 30, 2010, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Three Months Ending
	July 31,	Year Ending July 31,
	2010	2011	2012	2013	2014	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities (1)	$2,500	$10,000	$12,500	$—	$—	$—	$25,000
Expected interest payments under the credit facilities (2)	93	234	—	—	—	—	327
Minimum commitments under noncancelable operating leases	822	2,511	1,624	1,109	907	4,936	11,909
Minimum commitments under noncancelable capital leases	13	14	—	—	—	—	27
Deferred compensation and other	102	411	259	38	33	166	1,009
Employment agreements	807	2,015	243	—	—	—	3,065
Total contractual obligations	$4,337	$15,185	$14,626	$1,147	$940	$5,102	$41,337

(1)                                  As of April 30, 2010, annual required payments during the year ending July 31, 2012 represent the outstanding balance on the revolving credit facility since the May 28, 2010 amendment to our revolving credit facility extended the expiration date from August 1, 2010 to August 1, 2011.

(2)                                  The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.22% and 0.91%, respectively, which were our weighted average interest rates on outstanding borrowings at April 30, 2010.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility expiring August 1, 2011 and (ii) a five-year $50.0 million senior secured revolving credit facility expiring August 1, 2010. Amounts we repay under the term loan facility may not be re-borrowed. On May 28, 2010, we amended the U.S. Credit Facilities which included extending the termination date for the revolving credit facility to August 1, 2011. Debt issuance costs relating to the U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $308,000 at April 30, 2010.

At May 31, 2010, borrowings under the U.S. Credit Facilities bear interest at rates ranging from 0.50% to 1.50% above the lender’s base rate, or at rates ranging from 1.50% to 2.50% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the U.S. Credit Facilities (“EBITDA”). At May 31, 2010, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.28% to 1.60%. The margins applicable to our outstanding borrowings at May 31, 2010 were 0.50% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at May 31, 2010. The U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at May 31, 2010.

The U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental Products, Inc.) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental Products, Inc. and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock in excess of $3,000,000 without the consent of our United States lenders. As of April 30, 2010, we were in compliance with all financial and other covenants under the U.S. Credit Facilities.

On both April 30, 2010 and May 31, 2010, we had $25,000,000 of outstanding borrowings under the U.S. Credit Facilities, which consisted of $12,500,000 under each of the term loan facility and the revolving credit facility. The revolving credit facility is recorded as a long-term liability at April 30, 2010 and July 31, 2009, but was recorded as a current liability between those dates since the termination date of the facility was not extended from August 1, 2010 to August 1, 2011 until the May 28, 2010 amendment.

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

Convertible Note Receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note issued by BIOSAFE, Inc. (“BIOSAFE”), in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surface. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we invested an additional $300,000 in notes of BIOSAFE in January 2010 bringing the aggregate investment in BIOSAFE notes to $500,000, as obligated under our agreement with BIOSAFE. We are not obligated to invest any additional funds.

The notes are convertible into a newly-created series of preferred stock of BIOSAFE. Interest is payable in shares of BIOSAFE stock or in cash. The notes accrue interest at a per annum rate of 8% until the maturity date of June 30, 2011 or earlier exercise. If not paid by the maturity date, interest will accrue thereafter at a rate of 12% per annum. In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with accrued interest, is included within other assets in our Condensed Consolidated Balance Sheets as of April 30, 2010 and July 31, 2009. The carrying value of this investment approximates fair value due to the short maturity of the notes and the relatively consistent underlying value of BIOSAFE.

Financing needs

Although all of our operating segments generate significant cash from operations, our Healthcare Disposables, Dialysis, Water Purification and Filtration and Endoscope Reprocessing segments are the largest generators of cash. At April 30, 2010, we had a cash balance of $19,165,000, of which $8,435,000 was held by foreign subsidiaries.

Presently, most of our foreign held cash is needed for our foreign operations’ working capital or our strategic initiatives outside of the United States. If our foreign cash needs were to decrease or if unfavorable tax laws were to be implemented in the United States relating to unrepatriated cash, we may be subject to additional income taxes that could adversely affect our overall effective tax rate in the future.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At May 31, 2010, $37,500,000 was available under our United States revolving credit facility, which expires on August 1, 2011.

Under the terms of our credit facilities we are limited to the amount of aggregate purchase price we pay for acquisitions during the duration of the credit agreement without obtaining prior bank approval. As a result of the May 28, 2010 amendment to our U.S. Credit Facilities, the aggregate purchase price permitted for future acquisitions without obtaining prior bank approval was reset to $50,000,000, of which $2,000,000 was used for the Purity acquisition.

Foreign currency

During the three and nine months ended April 30, 2010, compared with the three and nine months ended April 30, 2009, the average value of the Canadian dollar increased by approximately 20.5% and 11.3%, respectively, relative to the value of the United States dollar. Additionally, at April 30, 2010 compared with July 31, 2009, the value of the Canadian dollar relative to the value of the United States dollar increased by approximately 5.3%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2009 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

For the three and nine months ended April 30, 2010, compared with the three and nine months ended April 30, 2009, the average value of the euro increased by approximately 4.2% and 5.8%, respectively, relative to the value of the United States dollar. Additionally, at April 30, 2010 compared with July 31, 2009, the value of the euro relative to the United States dollar decreased by approximately 6.4%. The financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2009 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Additionally, changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 15 to the Condensed Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were four foreign currency forward contracts with an aggregate value of $4,601,000 at May 31, 2010, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on June 30, 2010. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy Canadian dollars, euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and nine months ended April 30, 2010, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2010, compared with the three and nine months ended April 30, 2009, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an adverse impact for the three and nine months ended April 30, 2010, compared with the three and nine months ended April 30, 2009, upon our net income of approximately $123,000 and $323,000, respectively, primarily due to the increase in the value of the Canadian dollar relative to the United States dollar.

For purposes of translating the balance sheet at April 30, 2010 compared with July 31, 2009, the total of the foreign currency movements resulted in a foreign currency translation gain of $1,245,000 for the nine months ended April 30, 2010, thereby increasing stockholders’ equity.

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

None of our sales contains right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental, water purification and filtration and endoscope reprocessing customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $712,000 and $2,269,000 for the three and nine months ended April 30, 2010, respectively, and $711,000 and $1,877,000 for the three and nine months ended April 30, 2009, respectively. The increase in volume rebates for the nine months ended April 30, 2010, compared with the nine months ended April 30, 2009, is primarily due to increased sales volume primarily in our Healthcare Disposables and Endoscope Reprocessing segments. Such allowances are determined based on estimated projections of sales volume for the entire rebate agreement periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Inventories

Inventories consist of raw materials, work-in-process and finished products which are sold in the ordinary course of our business and are stated at the lower of cost (first-in, first-out) or market. In assessing the value of inventories, we must make estimates and judgments regarding reserves required for product obsolescence, aging of inventories and other issues potentially affecting the saleable condition of products. In performing such evaluations, we use historical experience as well as current market information. With few exceptions, the saleable value of our inventories has historically been within management’s expectation and provisions established, however, rapid changes in the market due to competition, technology and various other factors could have an adverse effect on the saleable value of our inventories, resulting in the need for additional reserves.

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using the average fair value results of the market multiple and discounted cash flow methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2009, management concluded that none of our intangible assets or goodwill was impaired. On April 30, 2010, management concluded that no events or changes in circumstances have occurred during the nine months ended April 30, 2010 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

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

The stock-based compensation expense recorded in our Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which historically has been 0% and is now approximately 0.5% as we began paying dividends in January 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

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

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of such unrecognized tax benefits originated from acquisitions and are based primarily upon management’s assessment of exposure associated with acquired companies. Previously, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions were recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted ASC 805, which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations beginning with fiscal 2010. Unrecognized tax benefits are analyzed periodically and adjustments are made as events occur to warrant adjustment to the related liability.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2009 Form 10-K. Fluctuations in the rates of currency exchange between the United States and Canada had an overall adverse impact for the three and nine months ended April 30, 2010, compared with the three and nine months ended April 30, 2009, upon our net income and had a favorable impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 15 to the Condensed Consolidated Financials and elsewhere in this MD&A, a portion of the net assets of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency. Additionally, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2009 Form 10-K. Fluctuations in the rates of currency exchange between the United States dollar and the euro or British pound did not have a significant overall impact for the three and nine months ended April 30, 2010, compared with the three and nine months ended April 30, 2009, upon our net income and stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were four foreign currency forward contracts with an aggregate value of $4,583,000 at April 30, 2010, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on May 31, 2010. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and nine months ended April 30, 2010, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2010, compared with the three and nine months ended April 30, 2009, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an adverse impact on our net income for the three and nine months ended April 30, 2010, compared with the three and nine months ended April 30, 2009, and a favorable impact upon stockholders’ equity, primarily due to the increase in the value of the Canadian dollar relative to the United States dollar.

Interest Rate Market Risk

We have a United States credit facility for which the interest rate on outstanding borrowings is variable. Substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, interest expense is affected by the general level of interest rates in the United States as well as LIBOR interest rates.

Additionally, we amended our U.S. Credit facilities on May 28, 2010. Due to current market conditions, the modification of our credit facilities resulted in an increase of our margins above the lender’s base rate and LIBOR, which may adversely affect our results of operations in the future.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of Common Stock made by the Company during the current quarter:

Month of Purchase	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the program

February	8,825	$19.10	—	—
March	—	—	—	—
April	6,059	19.91	—	—
Total	14,884	$19.43	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options that do not qualify as incentive stock options.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                RESERVED

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

10(a) - Sixth Amendment to Credit Agreement and Consent dated May 28, 2010 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager).

10(b) - Registrant’s 1998 Directors’ Stock Option Plan, as amended on March 18, 2010.

10(c) - Registrant’s 1997 Employee Stock Option Plan, as amended on March 18, 2010.

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

Date: June 9, 2010

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller