Form 10-K
period 2010-07-31
CANTEL MEDICAL CORP
filed 2010-10-14
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $257,683,273.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on September 17, 2010: 16,866,284

Documents incorporated by reference:  Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2010 Annual Meeting of Stockholders of Registrant.

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

•                  our continuing loss of dialysate concentrate business

•                  our dependence on a concentrated number of customers in three of our largest segments

•                  severity of flu outbreaks and level of urgency developed by customers with respect to pandemic preparedness

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

PART I

Item 1.                  BUSINESS.

General

We are a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•                     Healthcare Disposables: Single-use, infection prevention and control products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants.

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

•                  Chemistries: Sterilants, disinfectants, detergents and decontamination services used in various applications for infection prevention and control. (Included in All Other reporting segment).

Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Recent Acquisition — Subsequent to July 31, 2010

Acquisition of Gambro Renal Products, Inc. Water Business

On October 6, 2010, our Mar Cor Purification subsidiary (“Mar Cor”) acquired from Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (collectively, “Gambro”) certain net assets and the exclusive rights in the United States to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis (“Gambro Water” or the “Gambro Acquisition”). Immediately following the acquisition, we commenced sales and service of all Gambro water products, components, parts and consumables solely intended for the United States market. The manufacturing of these products will be transitioned into our own manufacturing facility in Plymouth, Minnesota over the next few months. With an installed base of over 1,200 water equipment customers in the United States and annual pre-acquisition revenues of approximately $14 million (approximately 80% of such revenues are from one customer), the Gambro Acquisition is anticipated to expand our Water Purification and Filtration’s annual business by approximately 19% in terms of sales, particularly with respect to product and service sales volumes in both existing and new dialysis clinics across the United States. Total consideration for the transaction, excluding transaction costs, was approximately $23,750,000, of which $3,100,000 will be paid in six quarterly payments ending April 2012. The Gambro Acquisition will be included in our Water Purification and Filtration operating segment. See “—Reporting Segments-Water Purification and Filtration” and Note 3 to the Consolidated Financial Statements.

The reasons for the acquisition were as follows: (i) the expansion of our water purification product line, particularly in the area of cost effective heat sanitizing water purification equipment, (ii) the opportunity to add an installed equipment base of business into which we can (a) increase sales and service revenue while improving the density and efficiency of the Mar Cor service network and (b) increase consumable sales per clinic; (iii) the potential revenue and cost savings synergies and efficiencies that could be realized through optimizing and combining the acquired assets (including Gambro employees) into Mar Cor; and (iv) the expectation that the acquisition will be accretive to our future earnings per share.

Since the acquisition was completed on October 6, 2010, the results of operations of Gambro Water are not included in our results of operations for any period presented herein.

Fiscal 2010 Acquisition

Acquisition of Purity Water Company of San Antonio, Inc.

On June 1, 2010, Mar Cor acquired all of the issued and outstanding capital stock of Purity Water Company of San Antonio, Inc. (“Purity”), a private company with pre-acquisition annual revenues of approximately $2,300,000 based in San Antonio, Texas that designs, installs and services high quality, high purity water systems for use in laboratory, industrial, medical, pharmaceutical and semiconductor environments. Total consideration for the transaction was $2,014,000. The results of operations of Purity are included in our results of operations in fiscal 2010 subsequent to June 1, 2010 and are not included in any prior periods. Purity is included in the Water Purification and Filtration segment. Following the acquisition, Purity was merged with and into Mar Cor.

The primary reason for the acquisition was to add a base of business and expand the Mar Cor service network in the southwest United States.

Fiscal 2009 Acquisition

Acquisition of G.E.M. Water Systems Int’l, LLC

On July 31, 2009, we purchased substantially all of the assets of G.E.M. Water Systems Int’l, LLC (“G.E.M.”), including the building housing its operations, for $4,468,000, including transaction costs. G.E.M, based in Buena Park, California, designs, installs and services high quality water and bicarbonate systems for use in dialysis clinics, hospitals and other healthcare facilities. The acquired business had pre-acquisition revenues of approximately $3,500,000. The results of operations of G.E.M. are included in our results of operations for the entire fiscal 2010 and are not included for any prior period, but the assets of G.E.M. are included in our Consolidated Balance Sheets as of both July 31, 2010 and 2009 (since the acquisition occurred on the final day of fiscal 2009). The principal reason for the acquisition was the strengthening of our sales and service presence and base of business in California with a significant concentration of dialysis clinics and healthcare institutions. The operating results of G.E.M. are included in our Water Purification and Filtration segment.

Reporting Segments

The following table gives information as to the percentage of consolidated net sales from operations accounted for by each of our reporting segments:

	Year Ended July 31,
	2010	2009	2008
	%	%	%

Water Purification and Filtration	27.2	26.5	26.6
Healthcare Disposables	25.5	24.7	23.5
Endoscope Reprocessing	23.9	20.1	18.8
Dialysis	16.3	21.7	24.1
All Other	7.1	7.0	7.0
	100.0	100.0	100.0

For a presentation of net sales, operating income and total assets by reporting segment, see Note 17 to the Consolidated Financial Statements.

During fiscal 2010, we changed our internal reporting processes to include a new operating segment called Chemistries to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. This new operating segment is the combination of a small portion of our existing sterilant business, comprised of products sold on an OEM basis and previously recorded in our Water Purification and Filtration segment, and a new business operation that was created to capitalize on our chemistry expertise and expand our product offerings in existing and new markets within the infection prevention and control arena. This new Chemistries operating segment has been combined for reporting purposes with our Therapeutic Filtration and Specialty Packaging operating segments into the All Other reporting segment. All periods presented have been restated to reflect this change.

Water Purification and Filtration

General

We design, develop, manufacture, sell, install and service water purification systems and accessories for dialysis and other specific healthcare applications, research laboratories and pharmaceutical, beverage and commercial industrial customers. These systems always start with a public water source and provide total purification solutions specific to our customers’ needs and site conditions, ranging from low-volume, reverse osmosis and deionization systems, to high-volume, complete turnkey purification systems. We generally sell the equipment directly to our customers in the United States, Puerto Rico, and Canada and through various third-party distributors in other international markets.

Purification systems can include combinations of proven treatment methods such as (i) carbon filtration, which removes chlorine and dissolved organic contamination by adsorption; (ii) reverse osmosis (RO), which is a filtration process that forces liquid through non-porous or semi-porous membranes to remove particles, microorganisms and dissolved minerals and organics; (iii) ultra-filtration, which removes bacteria, viruses and other ultrafine impurities from water using a membrane similar in design to a RO membrane; (iv) deionization, which is an ion exchange platform that requires resin regeneration (see “Service & Maintenance; Resin Regeneration” below); and (v) electro-deionization, which is a form of deionization that is based on the conductance of electrical charges. We have significant expertise in packaging these technologies to meet specific requirements of customers requiring high purity water that is free of biological contamination.

We are the market leader in the supply of United States Food and Drug Administration (“FDA”) 510(k)(1) cleared water purification systems to the dialysis industry in North America. During fiscal 2010 approximately 60% of our sales in this segment were derived from sales and service to U.S. dialysis clinics. This portion of our business will continue to grow during fiscal 2011 due to the Gambro Acquisition.

Our growth in the Water Purification and Filtration segment, particularly in the medical/dialysis arena, over the past several years has been driven principally from acquisitions. Since May 2006 we have acquired six water purification businesses, the most significant of which were the water dialysis business of GE Water & Process Technologies (“GE Water”) in March 2007 and the recent acquisition of Gambro Water in October 2010.

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

Our Biolab™ equipment line includes systems that utilize either chemical or heat disinfection to sanitize the equipment. Our HX product line provides total heat disinfection of the entire water purification system and water distribution loop. Heat disinfection is especially attractive to the life science marketplace, which requires the highest levels of biological purity. Heat sanitization is environmentally friendly and prevents the formation of dangerous biofilms. Heat disinfection has been used in the pharmaceutical industry for years and has been gaining increased acceptance in the dialysis market.

Our standard line of equipment includes the Biolab equipment line of reverse osmosis (RO) machines 2200, 3300, 4400, 8400, RODI® combination RO and electro-deionization system, and various heat disinfecting configurations, as well as the 23G, Zyzatech™ V and Z series, and the Millenium™, the leading medical portable reverse osmosis unit. Commencing in

(1)  Most medical devices sold by the Company require the submission of a Premarket Notification 510(k) to the FDA and clearance of the submission by the FDA prior to commercial distribution.

October 2010, these product lines are now complemented in the United States by the product lines exclusively licensed in the Gambro Acquisition, including the WRO 300, WRO 300H, CWP 100, WRO 101-104 and 106H, a leading heat disinfecting system. Our extensive product offerings can be configured to serve all of our target markets.

We also offer pretreatment equipment, lab water equipment, a full range of service deionization tanks and specific equipment designed to support the life sciences and industrial markets including peripheral equipment such as carts, bicarbonate and acid delivery systems with central and single mix distribution units, and concentrate systems with central concentrate holding tanks.

Our systems meet water quality and good manufacturing practice standards of the Association for the Advancement of Medical Instrumentation (“AAMI”). We have received 510(k) clearances from the FDA for all of our dialysis water purification systems and bicarbonate mix and distribution systems to the extent required by law.

Service & Maintenance; Resin Regeneration

We provide service and maintenance for water purification systems in the United States and Canada through twenty regional offices (eighteen in the United States and two in Canada). These service centers are staffed with sales and service personnel to support both scheduled and emergency customer requirements. Each office provides 24-hour emergency service for our customers through a fleet of stocked service vehicles. Seven of the offices (Toronto, Montreal, Philadelphia, Boston, San Antonio, Chicago and Atlanta) are equipped with resin regeneration plants (described below).

Resin regeneration (also known as service deionization and carbon exchange) is the process in which cylinders (pressure vessels with an inlet connection and an outlet connection) are assembled, sanitized, and filled with ion exchange resin, which is processed using hydrochloric acid and caustic soda. These cylinders are connected to a customer’s water supply. As the water passes through the ion exchange resin beads, minerals are removed. When the electrical charge that is placed on the resin beads during the regeneration process is exhausted, the cylinders are exchanged for identical cylinders with regenerated resin. The cylinders with exhausted resin are returned by service personnel to one of our regeneration plants and the resin is regenerated for use by the same or another customer. Customers are charged for each cylinder replacement.

Filtration

We offer a full line of filters utilizing hollow fiber membrane technology. The filters, sold under the FiberFlo® Capsule Filters and FiberFlo Cartridge Filters names, are utilized to remove impurities from liquid streams for a wide range of applications. Such applications include the filtering of ultrapure water to remove bacteria and other contaminants in medical environments to provide protection for patients undergoing treatments that use ultrapure water. Our cartridge filters are validated to remove endotoxins in dialysis water, which is included in our registration of the filters as Medical Devices under FDA 510(k) regulations. The filters are also used in medical device reprocessing systems to help meet reprocessing water quality guidelines outlined by the AAMI. In industrial applications, the filters are used to protect systems from contamination from particulates and microorganisms.

Our FiberFlo filters are also being used in a variety of industries including pharmaceutical manufacturing, food and beverage processing, cosmetic manufacturing and electronics manufacturing. The filters are being used increasingly for the removal of bacteria and other contaminants from aqueous solutions. These filters are engineered for point-of-use applications that require very fine filtration. Their hollow fiber design provides a surface area that is up to four times larger than traditional pleated filters that are used in the same markets. The large surface area provides greater capacity and longer filter life for the customer. FiberFlo Capsule Filters and Cartridge Filters are available in a variety of styles, sizes and configurations to meet a comprehensive range of customer needs and applications.

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

Healthcare Disposables

We are a leading manufacturer and reseller of single-use, infection control products used principally in the dental office market. We offer a broad selection of core disposable dental products, comprising over 60 categories of dental merchandise, including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors and evacuators, germicidal wipes, plastic cups, surface barriers, eyewear, disinfectants and cleaners, hand care products, gloves, prophy angles, cotton products, needles and syringes, scalpels and blades, prophy pastes, and fluoride foams and gels. We believe that we maintain a leading market position in the United States for face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, sterilization pouches and plastic cups used in the dental market. Part of our strategy is to continue developing, licensing and/or acquiring branded products with a differentiated feature set, ideally patent protected.

We have certain exclusive and non-exclusive license rights from a third party for BIOSAFE® antimicrobial, a patented chemistry applied to products, such as face masks, that reduces microorganisms such as Influenza A, MRSA, VRE and Staph immediately upon contact. The BIOSAFE treatment chemically binds to a product’s surface creating a long-lasting shield against microbial contamination. Because it mechanically kills the cell, it will not cause development of more resistant ‘superbugs.’ Within the United States, the sale of face masks treated with BIOSAFE antimicrobial for medical applications is subject to a 510(k) clearance by the FDA. Because an anticipated revision to the FDA Guidance Document pertaining to antimicrobial treatments of medical devices has not been released by the FDA, we will be considering the submission of a 510(k) application in advance of the FDA’s publication of such revision.

We have also experienced continued and improved market acceptance of our Sure-Check™ Sterilization Pouches and Comfort Plus® Saliva Ejectors. The Sure-Check Sterilization Pouches are self-sealing pouches with a patented, multi-variable (parameter) Class 4 chemical indictor ink printed on the pouch both internally and externally. This multi-variable chemical indicator provides the user with a reliable indication that the conditions for sterilization occurred without having to insert a separate chemical indicator into the pouch itself. The chemical indicator on the pouch reacts to all three key sterilization parameters - time, temperature and presence of steam. The Comfort Plus Saliva Ejector uses a patented design featuring rounded edges, smooth surfaces and strategically placed suction ports that help to enhance patient comfort while protecting delicate mucosal tissue.

During fiscal 2011, the Company will be introducing an innovative earloop face mask under the SecureFit™ name.  This patent pending product incorporates an aluminum strip on the bottom of the mask, allowing the wearer to adjust the fit of the mask to the contour of their face, minimizing the gapping that can occur while wearing traditional earloop face masks.  This feature will be made available in the Company’s three ASTM product classifications — Low (Isofluid), Moderate (Procedural) and High (Ultra).

We believe that the concern generated over the novel H1N1 flu outbreak during fiscals 2010 and 2009 significantly increased awareness of the prevention and control of infectious diseases. We believe that we are well qualified to address the global need for face masks, disinfectants and other products relating to infection prevention and control, including flu preparedness. The outbreak and spread of the novel H1N1 flu in the United States resulted in significantly increased sales of our face masks during our fourth quarter of fiscal 2009 and the first and second quarters of fiscal 2010. We are now expanding our manufacturing capability of face masks and are well positioned to increase production of face masks should the need arise due to a recurrence of the H1N1 flu or other outbreak of infectious disease.

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

Our healthcare disposable products are sold to approximately 350 wholesale customers in over 90 countries, but with a significant majority in the United States. The wholesalers generally include major healthcare distributors, group purchasing organizations and co-operatives that sell our products to dental practices as well as medical, veterinary and educational institutions.

Endoscope Reprocessing

General

We design, develop, manufacture and sell endoscope reprocessing systems, sterilants, detergents and related supplies. Although endoscopes generally can be manually disinfected, there are many problems associated with such methods including the lack of uniform disinfection procedures, personnel exposure to disinfectant fumes and incomplete rinsing that could result in disinfectant residue remaining in or on the endoscope. We believe our endoscope reprocessing equipment offers several advantages over manual immersion in disinfectants. Our products, which meet rigorous high-level disinfection assurance standards and regulations, allow the safe and effective use of endoscopes in healthcare facilities throughout the world.

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

Endoscope Reprocessing Products and Services

Our Medivators® product portfolio represents the most comprehensive offering of capital equipment, chemistries, consumables and services that are used to pre-clean, leak test, clean and disinfect flexible endoscopes from the point of removal from a patient through utilization in the next patient procedure.

Our Medivators line of endoscope reprocessing systems includes several automated systems, such as the Advantage®, Advantage Plus™ and DSD-201 systems, which are microprocessor-controlled, dual-basin, asynchronous endoscope disinfection systems, and the SSD-102, which is a single-basin version of the DSD-201 system. Our Advantage and Advantage Plus endoscope reprocessing systems represent technologically advanced automated systems designed to be compliant with all North American and European standards and to compete against the other sophisticated systems currently available both in Europe and North America. All of the automated disinfection machines can be used on a broad variety of endoscopes and are programmable by the user. Certain models of the dual-basin systems can disinfect up to four endoscopes at a time. In fiscal 2009, the FDA and Health Canada cleared our first and most advanced single—use chemistry reprocessor, the Advantage Plus System. This new reprocessor was cleared for use exclusively with our new single-use chemistry, Rapicide® PA, a peracetic acid based, high-level disinfectant with a five-minute contact time used at 30 degrees Celsius, giving it superior material compatibility.

In April 2010, Medivators received clearance from the FDA to market the newly developed DSD-Edge, a single-use chemistry version of the DSD-201, which had received clearance from Health Canada several months earlier. The DSD-Edge is CE(2) marked for sale in European and Asian markets. We also have clearance to sell the DSD-Edge in Australia. We also manufacture the Medivators CER series of countertop semi-automated endoscope reprocessors. These products are more compact, less expensive single and dual endoscope disinfection units.

Our Medivators equipment product line also includes a state-of-the-art endoscope leak detection device that provides customers with superior accuracy, complete automation and comprehensive electronic record keeping, and the Scope Buddy® endoscope flushing aid, a device that minimizes the risk of worker repetitive motion injury associated with manual flushing of endoscopes, while increasing the consistency of cleaning results through standardization of the pre-cleaning process.

In connection with our endoscope reprocessing business, we manufacture Rapicide glutaraldehyde-based high-level disinfectant and sterilant, which has FDA 510(k) clearance for a high-level disinfection claim of five minutes at 35 degrees Celsius. This disinfection contact time is currently one of the fastest available of any high-level disinfectant product sold in the United States. Rapicide has superior rinsibility which gives us a competitive market advantage. We also sell Adaspor® peracetic-acid based high-level disinfectant, manufactured by a third party in Europe, for the European and Asian markets

(2)  The CE marking (an acronym for the French conformité européenne) certifies that a product has met European Union (EU) health, safety and environmental requirements.  Many of our medical devices must meet CE marking requirements prior to commercial sale in Europe.

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

Dialyzer Reprocessing Products and Services

During dialysis, a dialyzer is used to filter fluids and wastes from a dialysis patient’s blood. Our dialyzer reprocessing products are limited to use by centers that choose to clean, disinfect and reuse dialyzers for the same patient, known as “dialyzer  reuse,” rather than discard the dialyzers after a single-use. Our products meet rigorous sterility assurance standards and regulations, thereby providing for the safe and effective reuse of dialyzers used in dialysis clinics.

We believe that dialysis centers in the United States that reuse dialyzers generally derive an economic benefit since the per-procedure cost is less when utilizing the dialyzer multiple times for the same patient rather than the wasteful and less environmentally friendly practice of using a dialyzer only one time per treatment. Additionally, dialyzer reuse significantly reduces the negative environmental consequences of single-use dialyzers by dramatically decreasing the amount of bio-hazardous medical waste in landfills. Although public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single-use, it is apparent that, despite the cost effectiveness and environmental advantages of dialyzer reuse, there has been a significant market shift to single-use dialyzers during the past decade.

Today, we believe that approximately one-third of all dialysis procedures in the United States reuse dialyzers. The shift from reusable to single-use dialyzers is principally due to the ease of using a dialyzer one time and the commitment of Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. A continued decrease in dialyzer reuse in the United States in favor of single-use dialyzers would have an adverse effect on our business. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our dialyzer reprocessing products include the Renatron® II Automated Dialyzer Reprocessing System (“Renatron System”), the Renalog® RM Data Management System and Renalin® Cold 100 Sterilant, a peracetic acid based sterilant.

The Renatron System provides an automated method of rinsing, cleaning, testing and sterilizing dialyzers for reuse. The Renatron System includes a bar-code reader, a computer and the Renalog RM Data Management System, a software accessory that provides dialysis centers with automated record keeping and data analysis capabilities. We believe our Renatron Systems are more dependable, easier to use and more efficient than competitive automated systems. We also believe that the Renatron Systems are the top selling automated dialyzer reprocessing systems in the world.

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

All Other

We also operate other businesses, including the Specialty Packaging, Therapeutic Filtration and Chemistries operating segments. Due to the relatively small size of these businesses, they are combined in the All Other reporting segment.

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

Our products include the Saf-T-Temp® brand line of phase change materials (PCM) using both proprietary and licensed proprietary thermal technology for temperature-controlled shipments. These phase change materials help maintain thermally sensitive specimens and products, such as vaccines, pharmaceuticals and diagnostic reagents, within a discrete temperature range during shipment. The discipline of “Cold Chain Management” continues to grow as manufacturers of thermally sensitive pharmaceuticals and medical products, as well as clinical laboratories, search for more efficient and cost-effective methods to ensure the viability of their products and/or specimens in accordance with quality control standards.

In addition, to meet regulatory requirements that require shippers of infectious and biological substances to be trained and certified at least every two years or as often as regulations change, we offer a variety of training options allowing the customer to choose the method that best meets its needs. We provide open enrollment symposium-style training seminars in various cities, private seminar training at customers’ on-site locations, as well as self-paced internet and CD software. During fiscal 2010, we added Spanish as an additional language option to our already existing English and French language options for our CD software and internet training programs.

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

Our proprietary hollow fiber membranes and therapeutic products are sold to biotechnology manufacturers that integrate the filters into their own proprietary systems and through third-party distributors. Historically, one of our most successful specialty filters has been sold on a private label basis to a manufacturer of a respiratory therapy device that incorporates our filter in their product, particularly for pediatric applications. In fiscal 2010, in addition to providing filters and filter technologies to biotech manufactures, we have also signed agreements with certain customers to distribute their finished products in specific international markets.

Chemistries

During fiscal 2010, we changed our internal reporting processes to include a new operating segment called Chemistries to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. This new operating segment is the combination of a small portion of our existing sterilant business, comprised of products sold on an OEM basis and previously recorded in our Water Purification and Filtration segment, and a new business operation that was created to capitalize on our chemistry expertise and expand our product offerings in existing and new markets within the infection prevention and control arena.

Our new Chemistries segment provides research and development and coordination of marketing strategies that capitalize on our portfolio of proprietary chemistries. The group supports and drives the pipeline of new chemistry-based products for existing Cantel companies, manages and grows the existing OEM chemistry related businesses and is responsible for building new business revenues specific to the Chemistries Group. Substantial investment is being made in research and development to effectively leverage this business across a broad range of infection prevention and control opportunities.

We understand the increasing concern and costs associated with the spread of MRSA, C-Diff, Norovirus and other critical infectious agents, and have developed products and services to address these issues. One such service is our Area Decontamination System which utilizes an EPA approved chemical sterilant and proprietary dry fog technology to disinfect rooms ranging from sports facilities, commercial and residential properties and bio safety labs to hospital operating rooms. As part of this service we also offer a unique antimicrobial agent that provides a protective layer on surfaces and other materials that assists in preventing recontamination of the area and transfer of infectious agents to humans.

Our detergents and disinfectants are based upon a wide variety of chemicals and provide cleaning and disinfection in many healthcare environments. Peracetic acid represents one of the most effective chemistries in our portfolio and we have recently launched a sterilization service business based upon a variation of this product. This service provides medical device, pharmaceutical and consumer product companies the capability to sterilize their products at room temperature with a rapid turnaround time. Our REVOXsm sterilization service offers a valuable resource for companies attempting to avoid compatibility issues associated with eliminating toxic residues or maintaining functionality with their heat sensitive devices.

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

Our endoscope and dialyzer reprocessing products, as well as our Canadian water purification equipment manufacturing facility and many of our products manufactured in Canada, are subject to regulation by Health Canada — Therapeutic Products Directorate (“TPD”), which regulates the distribution and marketing of medical devices in Canada. Certain of such products may be regulated by other governmental or private agencies, including Canadian Standards Agency (“CSA”). TPD and other agency clearances generally are required before we can market new medical products in Canada. The Health Products and Food Branch Inspectorate (“HPFBI”) governs problem reporting, modification and recalls. HPFBI also has the authority to require a recall or modification in the event of defect. In order to market our medical products in Canada, we hold a Medical Device Establishment License, as well as certain medical device licenses by product, as provided by HPFBI.

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

As of September 17, 2010, we held 49 United States patents and 41 foreign patents, and had 11 United States patents and 22 foreign patents pending. The majority of our United States and foreign patents, for individual products, are effective for twenty years from the filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We believe that the patents in each of our segments are important. In addition, we license from independent third parties under certain patents, trade secrets and other intellectual property, the right to manufacture and sell our sterilants and Rapicide disinfectant (see “—Reporting Segments-Endoscope Reprocessing”), water purification equipment using Gambro technology (see “—Acquisition of Gambro Renal Products, Inc. Water Business”), phase change material products (see “—Reporting Segments-All Other-Specialty Packaging”), products utilizing BIOSAFE antimicrobial (see “—Reporting Segments-Healthcare Disposables”) and therapeutic filters utilizing a certain additive designed to enhance the safety and effectiveness of the filters (see”—Reporting Segments-All Other-Therapeutic Filtration”). These licenses, each of which are long-term, are critical to our commercialization of those products.

Our products and services are sold around the world under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. As of September 17, 2010, we had a total of 404 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as 47 trademark applications pending worldwide.

Seasonality

Our businesses generally are not seasonal in nature.

Principal Customers

None of our customers accounted for 10% or more of our consolidated net sales during fiscal 2010. However, Fresenius and DaVita each accounted for approximately 7% of our consolidated net sales. In addition, as a result of the Gambro Acquisition, DaVita (the largest customer of Gambro Water) would have accounted for approximately 11% of our consolidated net sales during fiscal 2010.

Except as described below, none of our segments are reliant upon a single customer, or a few customers, the loss of any one or more of which could have a material adverse effect on the segment.

In our Water Purification and Filtration segment, one customer, Fresenius, accounted for approximately 24% of our segment net sales. The loss of a significant amount of business from this customer could have a material adverse effect on our Water Purification and Filtration segment.

Our Healthcare Disposables segment is reliant on four customers who collectively accounted for approximately 55% of our Healthcare Disposables segment net sales and 14% of our consolidated net sales during fiscal 2010. Henry Schein accounted for approximately 23% of our segment net sales. The loss of a significant amount of business from any of these four customers or a further consolidation of such customers could have a material adverse effect on our Healthcare Disposables segment.

During fiscal 2010, one customer, DaVita, accounted for approximately 33% of the Dialysis segment net sales. The loss of a significant amount of business from this customer would have a material adverse effect on our Dialysis segment.

Backlog

On September 17, 2010, our consolidated backlog was approximately $14,765,000 compared with approximately $14,954,000 on September 18, 2009. All of the backlog is expected to be recognized as revenue within one year of such date.

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

Segments

Information with respect to competition within our most significant individual segments is as follows:

We believe that the ability of our Water Purification and Filtration segment to successfully compete in the water purification, filtration and disinfectant market derives from our expertise in an FDA regulated environment, our broad product offerings and the high value and quality of our products and services. We are the market leader in the supply of FDA 510(k) cleared water purification systems to the dialysis industry in North America. Our acquisitions of the GE Water business and the Gambro Water business as well as four smaller geographically oriented acquisitions since May 2006 have given us a competitive advantage due to our expanded product offerings and our national service coverage. We believe that by focusing our efforts principally on the dialysis, pharmaceutical, biotechnology, medical and commercial industrial markets, providing a high level of customer service and making selective acquisitions, we can continue to grow this segment.

In our Healthcare Disposables segment, our principal competitors vary by product type, but principally encompass bigger companies that serve larger, non-dental channels such as hospitals and physician offices. Such competitors include  Kimberly-Clark, 3M ESPE, Danaher/Sybron, Dentsply/Sultan Healthcare, Amcor and more generically less expensive imported products from Asia. We believe that our long-standing brand reputation in dentistry, product quality, superior customer service and breadth of product line are competitive advantages and are the basis for our success in this segment.

In our Endoscope Reprocessing segment, our principal competitors are Steris, Custom Ultrasonics, Olympus, ASP division of Johnson & Johnson, Metrex, Ruhof and Ecolab. We believe that our principal competitive advantages include our comprehensive product line of automated endoscope reprocessors, the advanced features and product innovation of our automated endoscope reprocessors, our reputation for providing high-quality and reliable products, and our highly responsive sales, clinical support and service teams focused on endoscope reprocessing.

In our Dialysis segment, our most significant competition comes from manufacturers of single-use dialyzers, particularly Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers. All or substantially all Fresenius dialysis clinics exclusively use single-use dialyzers and therefore have no need for dialyzer reprocessing equipment. See “—Reporting Segments—Dialysis,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Research and Development

Research and development expenses (which include continuing engineering costs) were $5,169,000 and $4,632,000 in fiscals 2010 and 2009, respectively. The majority of our research and development expenses related to our endoscope reprocessing products, chemistry products, water purification systems and specialty filtration filters. The increase in research and development expenses is primarily due to development work on certain new products in our newly created Chemistries operating segment. In fiscal 2011, we intend to further invest in research and development to leverage our new Chemistry group across various infection prevention and control opportunities.

Environmental Matters

We anticipate that our compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment, will not have any material effect on our capital expenditures, earnings or competitive position.

Employees

As of September 17, 2010, we employed 883 persons of whom 769 are located in the United States, 74 are located in Canada, 18 are located in Europe, Africa and the Middle East, and 22 are located in the Far East. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

We have operations in Canada, Europe, Asia and other areas outside of the United States. These operations involve the same business segments as our domestic operations. For a geographic presentation of revenues and other financial data for the three years ended July 31, 2010, see Note 17 to the Consolidated Financial Statements.

Our foreign operations are subject, in varying degrees, to a number of inherent risks. These risks include, among other items, foreign currency exchange rate fluctuations, changes in local economic conditions and tax regulations, unsettled political, regulatory or business conditions, and government-sponsored boycotts and tariffs on our products or services.

Depending on the direction of change relative to the U.S. dollar, foreign currency exchange rate fluctuations can increase or reduce the reported dollar amounts of the Company’s net assets and results of operations. Overall, net income during fiscal 2010 was adversely impacted as a result of foreign currency movements relative to the U.S. dollar. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

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

Our dialyzer reprocessing products are limited to use by centers that choose to clean, sterilize and reuse dialyzers, rather than discard the dialyzers after a single use. Dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing dialyzer reuse compared with single-use and such dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Although current public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single-use, it is apparent that the market share of single-use dialyzers has been increasing during the past decade relative to reuse dialyzers. We believe that approximately one-third of all dialysis procedures in the United States currently reuse dialyzers.

All or substantially all dialysis clinics owned by Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, are single-use facilities. We believe that dialysis clinics owned by DaVita, the second largest dialysis chain in the United States, performed approximately fifty to sixty percent of its dialysis procedures using reuse.

The Company believes that if the per-procedure cost of single-use relative to reuse decreases to a level that makes it more economical to switch from reuse to single use, then all or a substantial number of our customers may elect to make such switch. The loss of any of our major customers due to such economics or any other reason would have a material adverse effect on our business. See “Business - Principal Customers,” “Business - Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Net sales of our Dialysis segment accounted for 16.3% of our total net sales in fiscal 2010 compared with 21.7% of net sales in fiscal 2009 and 24.1% of net sales in fiscal 2008. We believe this downward trend is likely to continue during fiscal 2011. Our Dialysis segment accounted for 24.5%, 29.6% and 32.9% of our total reporting segments operating income (before general corporate expenses and interest expense) in fiscals 2010, 2009 and 2008, respectively.

Industry consolidation and the highly competitive market has resulted in the loss of dialysate concentrate sales.

The downward trend of sales of our dialysate concentrate business continued during fiscal 2010. Fresenius manufactures dialysate concentrate itself and therefore provides dialysate concentrate to its own dialysis clinics. DaVita and certain international customers have also continued their reduction of dialysate concentrate purchases from us as a result of the highly competitive and price sensitive market for such product.

Because a significant portion of our Water Purification and Filtration, Dialysis and Healthcare Disposables segments net sales comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.

In our Water Purification and Filtration segment, one customer, Fresenius, accounted for approximately 24% of our fiscal 2010 net sales. Additionally, as a result of the Gambro Acquisition, on a pro forma basis two customers (Fresenius and DaVita) would have collectively accounted for approximately 44% of our annual net sales in our Water Purification and Filtration segment. The loss of a significant amount of business from either of these two customers could have a material adverse effect on our Water Purification and Filtration segment.

During fiscal 2010, DaVita accounted for approximately 33% of the Dialysis segment net sales. We are highly dependent on DaVita as a customer and any shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales.

The distribution network in the United States dental industry is concentrated, with relatively few distributors of consumables accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of our Healthcare Disposables segment are highly dependent on our relationships with a limited number of large distributors. During fiscal 2010, the top four customers of our Healthcare Disposables segment accounted for approximately 55% of its net sales.  The loss or a significant reduction of business from any of the major customers of the Healthcare Disposables segment could adversely affect our results of operations. In addition, because our Healthcare Disposables segment products are primarily sold through third-party distributors and not directly to end users, we cannot control the amount and timing of resources that our distributors devote to our products.

There is no assurance that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period.

Demand for some of our healthcare disposables products can be significantly affected by the severity of flu outbreaks, such as the novel H1N1 flu, and the level of urgency our customers and the general public develop and maintain with respect to epidemic and pandemic preparedness.

Net sales of high margin face masks, disinfectants and other healthcare disposables products were strong in our fourth quarter of fiscal 2009, and first four months of fiscal 2010, due to the outbreak of the novel H1N1 flu (swine flu). Although the outbreak of the novel H1N1 flu resulted in strong sales volume of high margin face masks and other healthcare disposables products, such sales volume has returned to a sales level that is similar to that which existed prior to the outbreak of the novel H1N1 flu given that the elevated level of reported cases of influenza viruses has subsided. Atypical demand for face masks is highly dependent upon the severity and timing of any pandemic flu outbreak such as the recent novel H1N1 flu, the ability of our Company to educate existing customers and potential new customers on the benefits of our face masks, disinfectants and other products and the level of urgency our customers and the general public develop and maintain with respect to epidemic and pandemic preparedness. Accordingly, we cannot provide assurance that a similar high level of sales as those that occurred in our fourth quarter of fiscal 2009 and first four months of fiscal 2010 will occur in any future period.

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

Although the cost of certain raw materials and distribution costs decreased during fiscal 2009 and a portion of fiscal 2010, due in large part to the decreasing price of fuel and oil, certain raw material costs have risen in recent months. If costs materially increase in the future, we may not be able to implement price increases to our customers, which would adversely impact our gross margins.

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

•                  successfully promote and increase sales and profits of acquired product lines.

In addition, even if acceptable financing is obtained, such financing may result in significant charges associated with the potential write-off of existing deferred financing costs.

On August 1, 2009, we adopted Accounting Standards Codification (“ASC”) 805, “Business Combinations,” (“ASC 805”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contingent future consideration, any non-controlling interest in the acquiree and the goodwill acquired. The provisions of this new accounting pronouncement may make it more difficult for us to identify acquisitions that meet all of our financial strategic objectives. Additionally, the new provisions of ASC 805 relating to contingent future consideration, or earn-outs, require us to record the fair value of such estimated amounts at the date of acquisition and continually remeasure the liability at each balance sheet date, which has the potential for creating significant earnings volatility should earnouts be used in our future acquisitions.

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

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. If future operating results of the acquired business are significantly less than the results anticipated at the time of the acquisition, we may be required to incur impairment charges. At July 31, 2010, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average fair value that exceeded book value by approximately 16%.

Competition from manufacturing facilities located in China and Southeast Asia could result in a reduction in our net sales of healthcare disposable products due to reduced average selling prices or our customers no longer purchasing certain products from us.

Despite expensive shipping costs, some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs in certain parts of that region of the world. Although we believe the quality of our healthcare disposable products, which are produced in the United States, are superior, our sales in the future may be adversely affected by either loss of sales or reductions in the price of our products as a result of this low cost competition. In our Healthcare Disposables segment, we expect to experience significant pricing pressure that will adversely affect our gross profit in fiscal 2011 in our Healthcare Disposables segment as a result of low cost competition in China and Southeast Asia.

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

Our Canadian subsidiaries purchase a portion of their inventories and incur expenses in United States dollars and sell a significant amount of their products in United States dollars. Our United States subsidiaries also sell a portion of their products in euros and British pounds. Therefore, we are exposed to foreign exchange gains and losses upon settlement of such items. Similarly, our foreign subsidiaries’ United States denominated assets and liabilities must be converted into their functional currency when preparing their financial statements, which results in foreign exchange gains and losses. Additionally, the results of operations of our foreign subsidiaries are translated from their functional currency to United States dollars for purposes of preparing our Consolidated Financial Statements. Therefore, the results of our operations could be materially and adversely affected by fluctuations in the value of the Canadian dollar, euro and British pound against the United States dollar.

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

Our business has been and may continue to be adversely affected by the deterioration in the general economy and credit markets by potentially causing our customers to slow spending on our products, especially capital equipment. Sales of capital equipment represented approximately 25% of our fiscal 2010 consolidated net sales and are primarily included in our Water Purification and Filtration, Dialysis and Endoscope Reprocessing segments.

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

The markets for many products we sell, such as endoscope reprocessing and water purification equipment, are subject to changing technology, new product introductions and product enhancements, and evolving industry standards. The introduction or enhancement of products embodying new technology or the emergence of new industry standards could render existing products obsolete or result in short product life cycles. Accordingly, our ability to compete is in part dependent on our ability to continually offer enhanced and improved products.

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

Our success is dependent to a significant degree upon the efforts of key members of our management. Although none of our key executives has an employment agreement with the Company, during fiscal 2010, we adopted short and long term incentive plans for our key executives, including our division CEOs, and entered into severance agreements with these executives. Such short and long term incentive plans are designed in part to have a retentive effect on the executives. However, there can be no assurance that the terms of the new plans or the severance agreements will have such an effect. We believe the loss or unavailability of any of such individuals could have a material adverse effect on our business. In addition, our success depends in large part on our ability to attract and retain highly qualified scientific, technical, sales, marketing and other personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the personnel necessary for the development and operation of our businesses.

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

Modifications to our revolving credit facility in fiscal 2011 may result in less favorable terms.

Our United States credit facilities have a termination date of August 1, 2011. Although we may repay a portion of our outstanding borrowings under the revolver throughout fiscal 2011, we do not presently anticipate paying off the revolver in full by its termination date. We are in discussions with our bank syndicate regarding modifications to such facility, including an extension of the termination date, and expect to formally modify the facility before its expiration. However, no assurance can be made that we will be successful in modifying the facilities before its expiration or on similar terms as currently in effect.

We may face significant uncertainty in the industry due to government healthcare reform.

The healthcare industry in the United States is subject to fundamental changes due to the ongoing healthcare reform and the related political, economic and regulatory influences. In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act. Among other initiatives, the legislation provides for a 2.3% annual excise tax on the sales of certain medical devices in the United States commencing in January 2013. We manufacture and sell devices that will likely be subject to this tax, which could adversely affect our operating expenses and results of operations. In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation may have on us or on our customers’ purchasing decisions regarding our products and services.

Item 1B.                 UNRESOLVED STAFF COMMENTS.

None

Item 2.                    PROPERTIES.

Owned Facilities

We own three buildings located on adjacent sites, comprising a total of 16.5 acres of land in Plymouth, a suburb of Minneapolis, Minnesota. The principal facility is a 110,000 square-foot building used for executive, administrative and sales staff, research operations, manufacturing and warehousing. The second facility is a 65,000 square-foot building used for manufacturing and warehousing. The third facility is a 43,000 square-foot building used for manufacturing, warehousing and administrative and sales staff. These facilities are used for our Dialysis, Endoscope Reprocessing, Therapeutic Filtration and Chemistries operating segments, as well as a portion of our Water Purification and Filtration operating segment.

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

Leased Facilities

Our principal leased facilities include the following:

Location	Purpose	Square Footage	Principal Operating Segment
Middletown, PA	Warehouse and distribution hub	31,000	Dialysis
Plymouth, MN	Warehousing	44,000	Various
Hauppauge, NY	Warehousing	46,000	Healthcare Disposables
Sharon, PA	Manufacturing and warehousing	52,000	Healthcare Disposables
Santa Fe Springs, CA	Manufacturing and warehousing	35,000	Healthcare Disposables
Lawrenceville, GA	Manufacturing and warehousing	40,000	Healthcare Disposables
Burlington, Ontario	Sales and administrative offices, research and engineering, manufacturing and warehousing	21,600	Water Purification and Filtration
Skippack, PA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	22,500	Water Purification and Filtration
Heerlan, the Netherlands (1)	Sales and service offices, warehouse and distribution hub	21,000	Various

Lowell, MA (2)	Sales and administrative offices, manufacturing, warehousing and regeneration plant	26,000	Water Purification and Filtration
San Antonio, TX	Sales, service, storage and regeneration plant	8,900	Water Purification and Filtration
Edmonton, Alberta	Executive, sales and administrative offices, manufacturing and warehousing	11,700	Specialty Packaging (Included in All Other reporting segment)
Little Falls, NJ	Corporate executive offices	8,900	Cantel Medical Corp.

(1) As part of the restructuring plan of our Netherlands subsidiary as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to the Consolidated Financial Statements, we sold our building and land in Heerlan, the Netherlands on May 19, 2009 and entered into a lease for 2.5 years with the new owner so we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. The sale of the building and land resulted in a gain of $146,000, which is being amortized over the life of the lease and is recorded in deferred revenue and other long-term liabilities. The rent for the full 2.5 year lease of $325,000 was paid from the sale proceeds and recorded as a prepaid expense in the Consolidated Financial Statements.

(2) The facility in Lowell is leased from a company that is affiliated with an employee of Mar Cor.

In addition, we lease office and sales space in Tokyo, Japan; Singapore; and Beijing, China that is used for all of our operating segments other than Healthcare Disposables, Specialty Packaging and Chemistries. We lease office, sales and warehouse space in Lienden, the Netherlands for our Healthcare Disposables segment.

We lease additional space for our Water Purification and Filtration segment in Downers Grove, Illinois; Norcross, Georgia; Mount Jackson, Virginia; Goshen, New York; Orion Township, Michigan; North Royalton, Ohio; Durham, North Carolina; Smyrna, Tennessee; Carrollton, Texas; Auburn, Washington; Lakeland, Florida; Pittsburgh, Pennsylvania; Concord, California; Toronto, Ontario; and Montreal, Quebec. The Downers Grove, Norcross, Toronto and Montreal facilities serve as warehouses and regeneration plants, while the other locations are small storage facilities supporting local service operations.

We also lease additional space for our Specialty Packaging segment in Glen Burnie, Maryland that is used for sales and marketing, warehousing and as a distribution hub.

Net rentals for leased space for fiscal 2010 aggregated approximately $2,995,000 compared with $2,815,000 in fiscal 2009.

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

Item 4.                    RESERVED.

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

	HIGH	LOW

Year Ended July 31, 2010
First Quarter	$17.97	$13.26
Second Quarter	21.27	16.14
Third Quarter	21.48	18.45
Fourth Quarter	20.61	15.20

Year Ended July 31, 2009
First Quarter	$10.75	$8.18
Second Quarter	15.33	7.57
Third Quarter	15.44	11.53
Fourth Quarter	16.84	12.51

In December 2009, we announced that we intend to pay, for the first time, a semiannual cash dividend of $0.05 per outstanding share, or $0.10 per share annually, of the Company’s Common Stock. The first cash dividend of $0.05 per share of outstanding Common Stock, which totaled $840,000, was paid on January 29, 2010 to shareholders of record at the close of business on January 15, 2010. The second cash dividend of $0.05 per share of outstanding Common Stock, which totaled $843,000, was paid on July 30, 2010 to shareholders of record at the close of business on July 15, 2010. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors. We are not permitted to pay cash dividends on our Common Stock in excess of $3,000,000 without the consent of our lenders.

On September 17, 2010, the closing price of our Common Stock was $15.56 and we had 334 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in “street name” for more than one beneficial owner.

The following table represents information with respect to purchases of Common Stock made by the Company during the fourth quarter of fiscal 2010:

			Total number of shares	Maximum number of
Month			purchased as part of	shares that may yet
of	Total number of	Average price	publicly announced	be purchased under
Purchase	shares purchased	paid per share	plans or programs	the program

May	7,334	$18.59	—	—
June	—	—	—	—
July	—	—	—	—
Total	7,334	$18.59	—	—

The Company does not currently have a publicly announced stock repurchase program. All of the shares purchased during the fourth quarter of fiscal 2010 represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options that do not qualify as incentive stock options.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock for the last five fiscal years with the cumulative total returns of the Russell 2000 index and the Dow Jones US Health Care Equipment & Services index over the same period (assuming an investment of $100 in our Common Stock and in each of the indexes on July 31, 2005, and where applicable, the reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cantel Medical Corp., the Russell 2000 Index
and the Dow Jones US Health Care Equipment & Services Index

*$100 invested on 7/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending July 31.

Copyright© 2010 Dow Jones & Co. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.                    SELECTED CONSOLIDATED FINANCIAL DATA.

The financial data in the following table are qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. Gambro Water was acquired during fiscal 2011 and therefore is excluded for all periods presented. Purity is reflected in the Consolidated Statements of Income Data for the portion of fiscal 2010 subsequent to its acquisition on June 1, 2010. G.E.M. was acquired on the last day of fiscal 2009 and therefore is included in the Consolidated Statements of Income Data for fiscal 2010 (but the net assets of G.E.M. are included in the Consolidated Balance Sheet Data as of July 31, 2009.) The acquired operations of Dialysis Services, Inc. (“DSI”), Verimetrix, LLC (“Verimetrix”)  and Strong Dental Products, Inc. (“Strong Dental”) are reflected in the Consolidated Statements of Income Data for fiscals 2010 and 2009 and the portion of fiscal 2008 subsequent to their acquisitions on August 1, 2007, September 17, 2007 and September 26, 2007, respectively. The acquired operations of GE Water and Twist 2 It Inc. (“Twist”)  are reflected in the Consolidated Statements of Income Data for fiscals 2010, 2009 and 2008 and the portion of fiscal 2007 subsequent to their acquisitions on March 30, 2007 and July 9, 2007, respectively. Purity, G.E.M., DSI, Verimetrix, Strong Dental, GE Water and Twist, are not reflected in the results of operations for all other periods presented. Since the Olympus distribution agreements with Carsen Group Inc. (“Carsen”), as well as Carsen’s active business operations, terminated on July 31, 2006, Carsen is reflected as a discontinued operation for all years presented.

Consolidated Statements of Income Data

(Amounts in thousands, except per share data)

	Year Ended July 31,
	2010	2009	2008	2007	2006

Net sales	$273,952	$260,050	$249,374	$219,044	$192,179
Cost of sales	162,981	160,571	161,748	140,032	122,963
Gross profit	110,971	99,479	87,626	79,012	69,216

Income from continuing operations before interest expense and income taxes	32,665	27,451	17,967	16,839	15,344
Interest expense, net	1,110	2,495	4,116	2,737	3,393
Income from continuing operations before income taxes	31,555	24,956	13,851	14,102	11,951
Income taxes	11,614	9,387	5,158	5,998	5,298
Income from continuing operations	19,941	15,569	8,693	8,104	6,653
Income from discontinued operations, net of tax	—	—	—	342	10,268
Gain on disposal of discontinued operations, net of tax	—	—	—	—	6,776
Net income	$19,941	$15,569	$8,693	$8,446	$23,697

Earnings per common share:
Basic: (1)
Continuing operations	$1.19	$0.94	$0.53	$0.52	$0.43
Discontinued operations	—	—	—	0.02	0.66
Gain on disposal of discontinued operations	—	—	—	—	0.44
Net income	$1.19	$0.94	$0.53	$0.54	$1.53

Diluted: (1)
Continuing operations	$1.18	$0.94	$0.53	$0.50	$0.41
Discontinued operations	—	—	—	0.02	0.63
Gain on disposal of discontinued operations	—	—	—	—	0.42
Net income	$1.18	$0.94	$0.53	$0.52	$1.46

Dividends per common share	$0.10	$—	$—	$—	$—

Weighted average number of shares and common stock equivalents attributable to both common stock and participating securities: (1)
Basic	16,777	16,519	16,276	15,711	15,471
Diluted	16,968	16,576	16,440	16,173	16,276

Consolidated Balance Sheets Data

(Amounts in thousands, except per share data)

	July 31,
	2010	2009	2008	2007	2006

Total assets	$280,665	$277,871	$279,190	$263,671	$238,227
Current assets	94,731	88,910	84,561	76,731	82,448
Current liabilities	40,984	39,113	38,922	35,971	39,097
Working capital	53,747	49,797	45,639	40,760	43,351
Long-term debt	11,000	33,300	50,300	51,000	34,000
Stockholders’ equity	209,405	187,116	168,712	155,070	140,805
Book value per outstanding common share	$12.42	$11.24	$10.31	$9.62	$9.14
Common shares outstanding	16,866	16,644	16,371	16,116	15,399

(1)                                  Per share and share amounts have been adjusted retrospectively to conform to the provisions of ASC 260-10-45, “Earnings Per Share — Other Presentation Matters,” (“ASC 260-10-45”).  In June 2008, the Financial Accounting Standards Board (“FASB”) issued ASC 260-10-45, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method, a change that reduces both basic and diluted EPS. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. Previously, we excluded unvested restricted stock awards in the calculation of basic EPS and included such awards in diluted EPS under the treasury stock method. ASC 260-10-45 was effective for fiscal years beginning after December 15, 2008 and therefore was adopted on August 1, 2009. All prior period EPS data presented have been adjusted retrospectively to conform to the provisions of ASC 260-10-45. In fiscals 2009 and 2008, such retrospective application caused an insignificant increase in the denominator of our weighted average shares calculation, which decreased previously reported basic EPS in fiscals 2009 and 2008 from $0.96 to $0.94 and $0.54 to $0.53, respectively, but had no impact on previously reported diluted EPS.

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

Results of Operations provides a discussion of the consolidated results of operations for fiscal 2010 compared with fiscal 2009, and fiscal 2009 compared with fiscal 2008.

Liquidity and Capital Resources provides an overview of our working capital, cash flows, contractual obligations, financing and foreign currency activities.

Critical Accounting Policies provides a discussion of our accounting policies that require critical judgments, assumptions and estimates.

Overview

Cantel is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•                  Healthcare Disposables: Single-use, infection prevention and control products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants.

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

•                  Chemistries:  Sterilants, disinfectants, detergents and decontamination services used in various applications for infection prevention and control. (Included in All Other reporting segment.)

Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

Significant Activity

(i)                                                        Net income increased by 28% in fiscal 2010 compared with fiscal 2009. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments and we have proactively developed our overall business to where approximately 75% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                  An increase in net income of approximately $1,250,000 due to an increase in demand during the first four months of fiscal 2010, partially offset by a high level of demand during our fourth quarter of fiscal 2009, for healthcare disposables products in both periods as a result of the outbreak of the novel H1N1 (swine flu) in April 2009,

•                  improved gross margins as a result of numerous profit improvement and sales and marketing initiatives and the continued shift in sales mix to higher margin disposables,

•                  higher selling prices including those attributable to converting the sale of high-level disinfectants in our Endoscope Reprocessing segment from our former equipment distributor to our direct sales and service force at higher selling prices,

•                  reductions in manufacturing, raw material and distribution costs,

•                  general company-wide efforts to control operating expenses while still investing in sales, marketing and research and development activities, and

•                  favorable interest costs due to both reduced average interest rates as well as lower outstanding borrowings.

The above favorable factors were partially offset by (i) decreases in net sales and profitability in our Dialysis segment, (ii) increased selling costs in our Endoscope Reprocessing segment and (iii) decreases in net sales of capital equipment in our Water Purification and Filtration segment, as further explained elsewhere in this MD&A. Additionally, although the outbreak of the novel H1N1 flu resulted in strong sales volume of high margin face masks and other healthcare disposables products during the first four months of fiscal 2010, such sales volume has returned to a sales level that is similar to that which existed prior to the outbreak of the novel H1N1 flu given that the elevated level of reported cases of influenza viruses has subsided.

(ii)                                                     We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted by the continued loss of some lower margin dialysate concentrate business from both domestic and international customers as a result of the highly competitive and price sensitive market for such product, as well as the decrease in demand for our Renatron reprocessing equipment, as more fully described elsewhere in this MD&A. This reduction in dialysis sales has reduced overall profitability in this segment. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. A further decrease in the market for dialysis reprocessing products is likely to result in continued loss of net sales and a lower level of operating income in this segment in the future. See “Risk Factors” elsewhere in this Form 10-K.

(iii)                                                  While overall sales and operating income have increased in our Water Purification and Filtration segment in fiscal 2010 compared with fiscal 2009, our net sales of capital equipment used for dialysis as well as commercial and industrial applications have decreased primarily due to the slow growth of the overall economy and the deterioration in the credit markets in recent years, as more fully described elsewhere in this MD&A.

(iv)                                                 Fluctuations in the rates of currency exchange had an overall adverse impact on our net income in fiscal 2010, compared with fiscal 2009, as more fully described elsewhere in this MD&A.

(v)                                                    We declared our first cash semiannual dividends of $0.05 per share of outstanding common stock, which were paid on January 29, 2010 and July 30, 2010, as more fully described elsewhere in this MD&A.

(vi)                                                 We amended our credit facilities on May 28, 2010 primarily to extend the termination date of the revolving credit facility from its August 1, 2010 expiration date to August 1, 2011, as well as to expand our acquisition financing capabilities, as more fully described elsewhere in this MD&A.

(vii)                                              Post-fiscal 2010 acquisition:  We acquired the United States water purification business of Gambro Renal Products Inc. (“Gambro Water” or the “Gambro Acquisition”) on October 6, 2010, as more fully described in “Business — Recent Acquisition — Subsequent to July 31, 2010” and Note 3 to the Consolidated Financial Statements.

(viii)                                           Fiscal 2010 acquisition:  We acquired the business of Purity Water Company of San Antonio, Inc. (“Purity”) on June 1, 2010, as more fully described in “Business — Fiscal 2010 Acquisition” and Note 3 to the Consolidated Financial Statements.

(ix)                                                   Fiscal 2009 acquisition: We acquired the business of G.E.M. Water Systems Int’l, LLC (“G.E.M.”) on July 31, 2009, as more fully described in “Business — Fiscal 2009 Acquisition” and Note 3 to the Consolidated Financial Statements.

(x)                                                      Fiscal 2008 acquisitions: We acquired the businesses of Dialysis Services, Inc. (“DSI”) on August 1, 2007, Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Consolidated Financial Statements.

(xi)                                                   We created a new operating segment named Chemistries, as more fully described elsewhere in this MD&A.

(xii)                                                In July 2009, we extended the life of certain “out-of-the-money” stock options previously awarded to certain executive officers. As a result, approximately $703,000 of additional stock-based compensation expense was recorded in fiscal 2009, which decreased both basic and diluted earnings per share from continuing operations by $0.03, as more fully described in Note 11 to the Consolidated Financial Statements and elsewhere in this MD&A.

(xiii)                                             In June 2008, we announced and began executing our plan to restructure our Netherlands manufacturing operations as part of our continuing effort to reduce operating costs and leverage our existing United States infrastructure. As a result of this restructuring, approximately $345,000 and $365,000 of restructuring costs were recorded in fiscals 2009 and 2008, respectively, which decreased both basic and diluted earnings per share by $0.02 in each of fiscals 2009 and 2008, as more fully described in Note 18 to the Consolidated Financial Statements and elsewhere in this MD&A.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the DSI, Verimetrix and Strong Dental acquisitions were completed on August 1, 2007, September 17, 2007 and September 26, 2007, respectively, their results of operations are included in our results of operations for fiscals 2010 and 2009 and the portion of fiscal 2008 subsequent to their respective acquisition dates. The acquisitions of DSI, Verimetrix and Strong Dental had an overall insignificant effect on our results of operations for fiscals 2010 and 2009 and the portion of fiscal 2008 subsequent to their respective acquisition dates due to the small size of these businesses.

Since the G.E.M. acquisition was completed on the last day of fiscal 2009, its results of operations are included in our results of operations for fiscal 2010, but are not reflected in our results of operations for fiscals 2009 and 2008.

The June 1, 2010 Purity acquisition had an insignificant effect on our results of operations for fiscal 2010 due to both the small size of this business as well as its inclusion for only two months in fiscal 2010, and its results of operations are excluded for all prior periods.

Since the Gambro Acquisition was consummated after the end of fiscal 2010, its results of operations are not included in our results of operations for any of the periods presented.

During fiscal 2010, we changed our internal reporting processes to include a new operating segment called Chemistries to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. This new operating segment is the combination of a small portion of our existing sterilant business, comprised of products sold on an OEM basis and previously recorded in our Water Purification and Filtration segment, and a new business operation that was created to capitalize on our chemistry expertise and expand our product offerings in existing and new markets within the infection prevention and control arena. This new Chemistries operating segment has been combined for reporting purposes with our Therapeutic Filtration and Specialty Packaging operating segments into the All Other reporting segment. All periods presented have been restated to reflect this change.

The following table gives information as to the net sales from operations and the percentage to the total net sales from operations for each of our reporting segments.

	Year Ended July 31,
	2010		2009		2008
			(Dollar Amounts in thousands)
	$	%	$	%	$	%

Water Purification and Filtration	$74,527	27.2	$68,941	26.5	$66,323	26.6
Healthcare Disposables	69,729	25.5	64,085	24.7	58,657	23.5
Endoscope Reprocessing	65,577	23.9	52,333	20.1	46,924	18.8
Dialysis	44,667	16.3	56,414	21.7	60,075	24.1
All Other	19,452	7.1	18,277	7.0	17,395	7.0
	$273,952	100.0	$260,050	100.0	$249,374	100.0

Fiscal 2010 compared with Fiscal 2009

Net sales

Net sales increased by $13,902,000, or 5.3%, to $273,952,000 in fiscal 2010 from $260,050,000 in fiscal 2009.

The increase in net sales in fiscal 2010 was principally attributable to increases in sales of endoscope reprocessing products and services, water purification and filtration products and services and healthcare disposables products, partially offset by a decrease in dialysis products.

Net sales of endoscope reprocessing products and services increased by 25.3% in fiscal 2010 compared with fiscal 2009 primarily due to increases in both domestic and international demand for (i) our endoscope reprocessing equipment as a result of a more aggressive sales commission plan designed to gain market share and expand into new markets and (ii) our disinfectants, equipment accessories and service due to the increased field population of equipment. Additionally, the increase was due to higher selling prices of our disinfectants in the United States as a result of converting such prior period sales from our former equipment distributor to our direct sales and service force.

Net sales of water purification and filtration products and services increased by 8.1% in fiscal 2010 compared with fiscal 2009 primarily due to (i) approximately $3,705,000 of net sales due to the acquisition of G.E.M. on July 31, 2009 and Purity on June 1, 2010, (ii) an increase in demand for our sterilants and filters within our installed equipment base of business, and (iii) the translation of Canadian dollar net sales using a stronger Canadian dollar against the United States dollar, which favorably impacted net sales by approximately $720,000. Partially offsetting these increases was a decrease in demand for our water purification equipment used for dialysis (including a decrease in demand for capital equipment by our largest customer) as well as commercial and industrial applications primarily due to the slow growth of the overall economy and the deterioration in the credit markets in recent years, which may continue to adversely affect capital equipment sales. Increases in selling prices of our water purification and filtration products and services did not have a significant effect on net sales in fiscal 2010 compared with fiscal 2009.

Net sales of healthcare disposables products increased by 8.8% in fiscal 2010 compared with fiscal 2009 despite nominal growth in the overall dental market primarily due to (i) increased sales volume of high margin face masks, disinfectants and other healthcare disposables products during the first four months of fiscal 2010, partially offset by a high level of demand during the fourth quarter of fiscal 2009, due to the outbreak of the novel H1N1 flu (swine flu) in April 2009, (ii) increased demand for our sterilization pouch and barrier cover products as a result of favorable sales and marketing initiatives and (iii) approximately $725,000 in higher net sales as a result of increases in selling prices that were implemented to offset corresponding supplier cost increases. Although the outbreak of the novel H1N1 flu resulted in strong sales volume of high margin face masks and other healthcare disposables products during the first four months of fiscal 2010, such sales volume has returned to a sales level that is similar to that which existed prior to the outbreak of the novel H1N1 flu given that the elevated level of reported cases of influenza viruses has subsided. Atypical demand for face masks is highly dependent upon the severity and timing of any pandemic flu outbreak such as the recent novel H1N1 flu, the ability of our Company to educate existing customers and potential new customers on the benefits of our face masks, disinfectants and other products and the level of urgency our customers and the general public develop and maintain with respect to epidemic and pandemic preparedness.

Net sales of dialysis products and services decreased by 20.8% in fiscal 2010 compared with fiscal 2009 primarily due to (i) the continuing adverse impact of losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic and international customers as a result of the highly competitive and price sensitive market for this lower margin commodity product, as well as various global economic factors with respect to international demand, and (ii) a decrease in demand in the United States (including a decrease from our largest dialysis customer) and internationally for our Renatron dialyzer reprocessing equipment. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our lower margin dialysate concentrate product in the future as we elect not to pursue unprofitable concentrate sales. Furthermore, Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States, manufactures dialysate concentrate themselves and has been decreasing their purchases of that product from us and may continue to do so in the future. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per procedure cost of reuse dialyzers is more economical than single-use dialyzers. A further decrease in the market for dialysis reprocessing products is likely to result in continued loss of net sales and a lower level of operating income in this segment in the future. Increases in selling prices of our dialysis products did not have a significant effect on net sales in fiscal 2010 compared with fiscal 2009.

Net sales in the All Other reporting segment increased by 6.4% in fiscal 2010 compared with fiscal 2009 primarily due to a $795,000, or 33.1%, increase in net sales in our Chemistries operating segment primarily as a result of increased domestic and international demand of our sterilants sold on an OEM basis. Increases in selling prices of our therapeutic filtration, specialty packaging and chemistries products did not have a significant effect on net sales in the All Other segment in fiscal 2010 compared with fiscal 2009.

Gross profit

Gross profit increased by $11,492,000, or 11.6%, to $110,971,000 in fiscal 2010 from $99,479,000 in fiscal 2009. Gross profit as a percentage of net sales in fiscals 2010 and 2009 was 40.5% and 38.3%, respectively.

The gross profit percentage in fiscal 2010 increased compared with fiscal 2009 primarily due to (i) favorable sales mix due to the increased sales volume of certain higher margin products such as sterilants and filters in our Water Purification and Filtration segment, sterilization pouches, barrier covers, face masks and disinfectants in our Healthcare Disposables segment and disinfectants and equipment accessories in our Endoscope Reprocessing segment, as well as decreased sales of our lower margin dialysate concentrate product in our Dialysis segment, (ii) higher selling prices including those attributable to converting the sale of high-level disinfectants in our Endoscope Reprocessing segment from our former equipment distributor to our direct sales and service force at higher selling prices, (iii) a decrease in raw material costs due to the lower price of oil and (iv) improved efficiencies in our manufacturing, distribution and service functions. However, we cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by price competition in certain of our segments such as Dialysis and Healthcare Disposables, (ii) by uncertainties associated with our product mix and (iii) if raw materials and distribution costs increase and we are unable to implement price increases. Additionally, despite expensive shipping costs, some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs in certain parts of that region of the world. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior to similar products produced in China and Southeast Asia, we expect to experience significant pricing pressure that will adversely affect our gross profit in fiscal 2011 in our Healthcare Disposables segment as a result of low cost competition in China and Southeast Asia.

Operating expenses

Selling expenses increased by $5,694,000, or 18.7%, to $36,092,000 in fiscal 2010 from $30,398,000 in fiscal 2009 primarily due to (i) additional sales personnel and higher compensation expense principally in our Endoscope Reprocessing segment relating to incentive compensation, including commissions expense from a more aggressive commission plan designed to gain market share and expand into new markets, (ii) an increase in advertising and marketing expense primarily related to our Healthcare Disposables segment and (iii) increased sales support services principally in our Water Purification and Filtration and Endoscope Reprocessing segments during the first six months of fiscal 2010.

Selling expenses as a percentage of net sales were 13.2% and 11.7% in fiscals 2010 and 2009, respectively. The increase in our selling expense as a percentage of net sales was due to our strategic decision to invest in selling initiatives designed to gain or maintain market share as well as to expand into new markets.

General and administrative expenses increased by $47,000 to $37,045,000 in fiscal 2010 from $36,998,000 in fiscal 2009 primarily due to (i) higher compensation expense of approximately $940,000 relating to annual salary increases and incentive compensation in all our locations and additional personnel principally in our Water Purification and Filtration segment and (ii) an increase of approximately $345,000 relating to foreign currency primarily as a result of the inclusion of foreign exchange gains during the prior year associated with translating certain foreign denominated assets into functional currencies as well as the translation of general and administrative expenses of our international subsidiaries using a significantly stronger Canadian dollar against the United States dollar. These increases were substantially offset by (i) approximately $400,000 in lower bad debt expense primarily in our Water Purification and Filtration segment, (ii) a $324,000 decrease in stock-based compensation expense due to a $703,000 charge in July 2009 to extend the life of certain “out-of-the-money” stock options previously awarded to certain executive officers and (iii) a decrease in overhead and restructuring costs at our Netherlands operation due to the completion of restructuring activities, as more fully described elsewhere in this MD&A.

General and administrative expenses as a percentage of net sales were 13.5% in fiscal 2010 compared with 14.2% in fiscal 2009.

Research and development expenses (which include continuing engineering costs) increased by $537,000 to $5,169,000 in fiscal 2010 from $4,632,000 in fiscal 2009. This increase is primarily due to development work on certain new products in our newly created Chemistries operating segment. In fiscal 2011, we intend to further invest in research and development to leverage our new Chemistry group across various infection prevention and control opportunities.

Interest

Interest expense decreased by $1,470,000 to $1,169,000 in fiscal 2010 from $2,639,000 in fiscal 2009 primarily due to decreases in average outstanding borrowings and average interest rates as well as a $148,000 charge in the prior year relating to the ineffective portion of the change in fair value of an interest rate cap agreement, as more fully described elsewhere in this MD&A and Note 12 to the Consolidated Financial Statements.

Interest income decreased by $85,000 to $59,000 in fiscal 2010, from $144,000 in fiscal 2009, primarily due to a decrease in average interest rates.

Income from operations before taxes

Income before income taxes increased by $6,599,000 to $31,555,000 in fiscal 2010 from $24,956,000 in fiscal 2009. The increase was primarily attributable to the improved gross profit percentage on increased sales as well as lower interest expense, partially offset by higher selling expenses, as further explained above.

Income taxes

The consolidated effective tax rate was 36.8% and 37.6% in fiscals 2010 and 2009, respectively. The decrease in the consolidated effective tax rate was principally due to a lower level of cash repatriations from our foreign subsidiaries and the geographic mix of pre-tax income, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.6% and 38.6% in fiscals 2010 and 2009, respectively. The decrease in our United States effective tax rate in fiscal 2010, compared with fiscal 2009, was primarily due to less income taxes related to foreign repatriations. In fiscal 2010,  we provided for income taxes on the repatriation of $6,000,000 in earnings from one of our Canadian subsidiaries as compared with fiscal 2009 in which approximately $11,400,000 in earnings was repatriated from our subsidiaries in Canada and the Netherlands.

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary in fiscal 2009, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. In fiscal 2010, our Netherlands operation became slightly profitable as a result of the prior year restructuring of its operations, as more fully described elsewhere in this MD&A and Note 18 to the Consolidated Financial Statements.

Our Canadian operations had an overall effective tax rate of 22.6% and 16.8% in fiscals 2010 and 2009, respectively. Approximately 3% and 5% of our income before income taxes was generated from our Canadian operations in fiscals 2010 and 2009, respectively. Overall statutory tax rates in Canada are significantly below comparable rates in the United States. Additionally, the low overall effective tax rate in fiscal 2009 was attributable to the impact of a lower overall effective rate in our Specialty Packaging segment due to enacted rate deductions as applied to existing deferred income tax liabilities.

In fiscals 2010 and 2009, approximately 2% of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure. The overall effective tax rate for our Singapore operation was 11.8% and 13.1% in fiscals 2010 and 2009, respectively.

The results of operations for our subsidiary in Japan did not have a significant impact on our overall effective tax rate in fiscals 2010 and 2009 due to the size of income before income taxes generated from this operation.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2008	$427,000
Lapse of statute of limitations	(47,000)
Unrecognized tax benefits on July 31, 2009	380,000
Lapse of statute of limitations	(172,000)
Unrecognized tax benefits on July 31, 2010	$208,000

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2004.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Consolidated Financial Statements. However, such amounts have been relatively insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2010	2009	2008

Cost of sales	$130,000	$70,000	$43,000
Operating expenses:
Selling	410,000	216,000	123,000
General and administrative	2,560,000	2,884,000	1,778,000
Research and development	30,000	17,000	17,000
Total operating expenses	3,000,000	3,117,000	1,918,000
Stock-based compensation before income taxes	3,130,000	3,187,000	1,961,000
Income tax benefits	(1,137,000)	(1,226,000)	(758,000)
Total stock-based compensation expense, net of tax	$1,993,000	$1,961,000	$1,203,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.12	$0.12	$0.07

Diluted	$0.12	$0.12	$0.07

The above stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense.

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which historically was 0% and is now approximately 0.6% as we began paying dividends in fiscal 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of ASC Topic 718, “Compensation-Stock Compensation”, (“ASC 718”), in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

All of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At July 31, 2010, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards which are expected to vest was $3,812,000 with a remaining weighted average period of 20 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital or a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. In fiscals 2010 and 2009, such income tax deductions reduced income taxes payable by $1,287,000 and $745,000, respectively.

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

Net sales of water purification and filtration products and services increased by 3.9% in fiscal 2009 compared with fiscal 2008, primarily due to (i) an increase in demand during fiscal 2009 for our sterilants and filters by pharmaceutical companies and within our installed equipment base of business, including one of our largest customers who standardized on our consumable products in their ordering system utilized by their dialysis clinics and (ii) higher selling prices, which offset increased manufacturing costs and favorably impacted net sales in fiscal 2009 by approximately $2,150,000. Partially offsetting these increases were delayed investments during fiscal 2009 by customers of our water purification equipment used for dialysis as well as for commercial and industrial (large capital) applications as a result of the deterioration in the general economy and credit markets, which may continue to adversely affect capital equipment sales, and an $880,000 decrease in sales due to the translation of Canadian dollar net sales using a weaker Canadian dollar against the United States dollar.

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

Operating expenses

Selling expenses increased by $1,762,000, or 6.2%, to $30,398,000 in fiscal 2009 from $28,636,000 in fiscal 2008, primarily due to (i) higher compensation expense relating to annual salary increases and incentive compensation in all of our reporting segments and additional sales personnel primarily in our Water Purification and Filtration and Healthcare Disposables segments and (ii) an increase of approximately $285,000 in advertising and marketing expense primarily related to our Healthcare Disposables segment. These increases were partially offset by a decrease of approximately $280,000 as a result of translating selling expenses of our international subsidiaries using a weaker Canadian dollar and euro against the United States dollar.

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

Interest

Interest expense decreased by $1,992,000 to $2,639,000 in fiscal 2009, from $4,631,000 in fiscal 2008, primarily due to decreases in average outstanding borrowings and average interest rates, partially offset by a $148,000 charge relating to the ineffective portion of the change in fair value of an interest rate cap agreement, as more fully described elsewhere in this MD&A and Note 12 to the Consolidated Financial Statements.

Interest income decreased by $371,000 to $144,000 in fiscal 2009, from $515,000 in fiscal 2008, primarily due to a decrease in average interest rates.

Income before taxes

Income before income taxes increased by $11,105,000 to $24,956,000 in fiscal 2009 from $13,851,000 in fiscal 2008. The increase was primarily attributable to the improved gross profit percentage on increased sales as well as lower interest expense, as further explained above.

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

Approximately 5% of our fiscal 2009 income before income taxes was generated from our Canadian operations, which had an overall effective tax rate in fiscals 2009 and 2008 of 16.8% and 22.5%, respectively. Overall statutory tax rates in Canada are significantly below comparable rates in the United States. Additionally, the low overall effective tax rate in fiscal 2009 was attributable to the impact of a lower overall effective rate in our Specialty Packaging segment due to recently enacted rate reductions as applied to existing deferred income tax liabilities.

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

Stock-Based Compensation

Stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense (which decreased both basic and diluted earnings per share by $0.12, $0.07 and $0.06 in fiscals 2009, 2008 and 2007, respectively) and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) or a reduction to income taxes payable, depending on the timing of the deduction, and a reduction to income tax expense.

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

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which is expected to be 0%), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of ASC 718 in future periods, the compensation expense that we would record under ASC 718 may differ significantly from what we have recorded in the current period.

All of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At July 31, 2009, total unrecognized stock-based compensation expense, net of tax, related to total nonvested stock options and stock awards which are expected to vest was $2,157,000 with a remaining weighted average period of 20 months over which such expense is expected to be recognized.

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

Liquidity and Capital Resources

Working capital

At July 31, 2010, our working capital was $53,747,000, compared with $49,797,000 at July 31, 2009.

Cash flows from operating activities

Net cash provided by operating activities was $29,033,000, $30,992,000 and $18,557,000 for fiscals 2010, 2009 and 2008, respectively. In fiscal 2010, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes) and increases in accounts payable, deferred revenue and accrued expenses (due to an increase in customer deposits relating to capital equipment sales in our Water Purification and Filtration segment) and income taxes payable (due to timing of payments), partially offset by increases in inventories (due to planned strategic increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscope Reprocessing segments) and accounts receivable (due to strong July sales in our Endoscope Reprocessing segment).

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

Cash flows from investing activities

Net cash used in investing activities was $8,240,000, $11,450,000 and $18,466,000 in fiscals 2010, 2009 and 2008, respectively. In fiscal 2010, net cash used in investing activities was primarily for capital expenditures and the acquisition of Purity. In fiscal 2009, net cash used in investing activities was primarily for the acquisition of G.E.M, a payment for an acquisition earnout to the former owners of Crosstex and capital expenditures, partially offset by proceeds from the disposal of our building in the Netherlands. In fiscal 2008, net cash used in investing activities was primarily for the acquisitions of DSI, Verimetrix and Strong Dental, a payment for an acquisition earnout to the former owners of Crosstex and capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $21,846,000 and  $13,820,000 in fiscals 2010 and 2009, respectively, compared with net cash provided by financing activities of $1,882,000 in fiscal 2008. In fiscal 2010, net cash used in financing activities was primarily attributable to repayments under our credit facilities and the payment of dividends to our shareholders, partially offset by proceeds from the exercises of stock options. In fiscal 2009, net cash used in financing activities was primarily attributable to repayments under our credit facilities, partially offset by a borrowing under our revolving credit facility and proceeds from the exercises of stock options. In fiscal 2008, net cash provided by financing activities was primarily attributable to borrowings under our revolving credit facility primarily related to the acquisitions of DSI, Verimetrix and Strong Dental and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities.

Dividends

In December 2009, we announced that we intend to pay, for the first time, semiannual cash dividends of $0.05 per outstanding share, or $0.10 per share annually, of the Company’s Common Stock. The first cash dividend of $0.05 per share of outstanding Common Stock, which totaled $840,000, was paid on January 29, 2010 to shareholders of record at the close of business on January 15, 2010. The second cash dividend of $0.05 per share of outstanding Common Stock, which totaled $843,000, was paid on July 30, 2010 to shareholders of record at the close of business on July 15, 2010. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

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

In fiscals 2009 and 2008, we recorded $345,000 and $365,000, respectively, in restructuring costs, which decreased both basic and diluted earnings per share by approximately $0.02 in both years. In fiscal 2009, $163,000 was recorded in cost of sales and $182,000 was recorded in general and administrative expenses. In fiscal 2008, $275,000 was recorded in cost of sales and $90,000 was recorded in general and administrative expenses. The restructuring plan was completed by July 31, 2009 and we have not incurred any additional restructuring costs since that date. The majority of the restructuring costs were included in our Endoscope Reprocessing segment. Since the above costs were recorded in our Netherlands subsidiary, which had been experiencing losses from its operations, tax benefits on the above costs were not recorded.

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

Long-term contractual obligations

As of July 31, 2010, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2011	2012	2013	2014	2015	Thereafter	Total

Maturities of the credit facilities (1)	$10,000	$11,000	$—	$—	$—	$—	$21,000
Expected interest payments under the credit facilities (2)	340	1	—	—	—	—	341
Minimum commitments under noncancelable operating leases	3,181	2,375	1,705	1,370	1,005	5,574	15,210
Minimum commitments under noncancelable capital leases	14	—	—	—	—	—	14
Deferred compensation and other	406	264	38	33	34	132	907
Employment agreements	3,073	356	—	—	—	—	3,429
Total contractual obligations	$17,014	$13,996	$1,743	$1,403	$1,039	$5,706	$40,901

(1)                                  As of July 31, 2010, annual required payments during the year ending July 31, 2012 represent the outstanding balance on the revolving credit facility since the May 28, 2010 amendment to our revolving credit facility extended the expiration date from August 1, 2010 to August 1, 2011. In September 2010, we repaid $6,000,000 under the revolving credit facility and $2,500,000 under our term loan facility reducing our total outstanding borrowings to $12,500,000 at the end of September. In October, we borrowed $20,500,000 under our revolving credit facility to fund a portion of the purchase price of the Gambro Acquisition thereby increasing total outstanding borrowings to $33,000,000. The remaining purchase price of $3,100,000 is payable in six equal quarterly payments ending April 2012.

(2)                                  The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.37% and 1.93%, respectively, which were our interest rates on outstanding borrowings at July 31, 2010.

Credit facilities

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility expiring August 1, 2011 and (ii) a five-year $50.0 million senior secured revolving credit facility that was scheduled to expire on August 1, 2010. Amounts we repay under the term loan facility may not be re-borrowed. On May 28, 2010, we amended the U.S. Credit Facilities, which amendment included the extension of the termination date for the revolving credit facility to August 1, 2011. Debt issuance costs relating to the U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $297,000 at July 31, 2010.

At September 17, 2010, borrowings under the U.S. Credit Facilities bear interest at rates ranging from 0.50% to 1.50% above the lender’s base rate, or at rates ranging from 1.50% to 2.50% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the U.S. Credit Facilities (“EBITDA”). At September 17, 2010, the lender’s base rate was 3.25% and the LIBOR rates applicable to our outstanding borrowings ranged from 0.53% to 1.21%. The margins applicable to our outstanding borrowings at September 17, 2010 were 0.50% above the lender’s base rate and 1.50% above LIBOR. The majority of our outstanding borrowings were under LIBOR contracts at September 17, 2010. The U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at September 17, 2010.

The U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock in excess of $3,000,000 without the consent of our United States lenders. As of July 31, 2010, we were in compliance with all financial and other covenants under the U.S. Credit Facilities.

On July 31, 2010, we had $21,000,000 of outstanding borrowings under the U.S. Credit Facilities, which consisted of $10,000,000 and $11,000,000 under the term loan facility and the revolving credit facility, respectively. In September 2010, we repaid $6,000,000 under the revolving credit facility and $2,500,000 under our term loan facility reducing our total outstanding borrowings to $12,500,000 at the end of September. In October, we borrowed $20,500,000 under our revolving credit facility to fund a portion of the purchase price of the Gambro Acquisition.

The U.S. Credit Facilities have a termination date of August 1, 2011. Although we may repay a portion of our outstanding borrowings throughout fiscal 2011, we do not presently anticipate paying off the revolving credit facility in full by its termination date. We are in discussions with our bank syndicate regarding modifications to such facility and expect to formally modify the facility before the expiration date. However, since any modification will not be completed until later in fiscal 2011, we will be required to reclassify the entire outstanding balance of the revolver from long-term to current in periods subsequent to July 31, 2010.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Rent expense related to operating leases for fiscal 2010 was recorded on a straight-line basis and aggregated $3,875,000, compared with $3,679,000 and $3,466,000 for fiscals 2009 and 2008, respectively.

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

The notes are convertible into a newly-created series of preferred stock of BIOSAFE. Interest is payable in shares of BIOSAFE stock or in cash. The notes accrue interest at a per annum rate of 8% until the maturity date of June 30, 2011 or earlier exercise. If not paid by the maturity date, interest will accrue thereafter at a rate of 12% per annum. In connection with  our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest, is included within other assets in our Consolidated Balance Sheets at July 31, 2010 and 2009. The carrying value of this investment approximates fair value due to the short maturity of the notes and the relative consistent underlying value of BIOSAFE.

Financing needs

Although most of our operating segments generate significant cash from operations, our Healthcare Disposables,  Dialysis, Water Purification and Filtration and Endoscope Reprocessing segments are the largest generators of cash. At July 31, 2010, we had a cash balance of $22,612,000, of which $8,692,000 was held by foreign subsidiaries. On September 28, 2010, we repatriated $5,500,000 in earnings from one of the foreign subsidiaries thereby reducing their cash balance.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At October 14, 2010, $24,500,000 was available under our United States revolving credit facility, which expires on August 1, 2011.

Under the terms of our credit facilities we are limited to the amount of aggregate purchase price we pay for acquisitions during the duration of the credit agreement without obtaining prior bank approval. As a result of the May 28, 2010 amendment to our U.S. Credit Facilities, the aggregate purchase price permitted for future acquisitions without obtaining prior bank approval was reset to $50,000,000, of which $2,014,000 and $23,750,000 was used for the acquisitions of Purity and Gambro Water, respectively.

Foreign currency

In fiscal 2010, compared with fiscal 2009, the average value of the Canadian dollar increased by approximately 10.3% relative to the value of the United States dollar. Additionally, at July 31, 2010 compared with July 31, 2009, the value of the Canadian dollar relative to the value of the United States dollar increased by approximately 4.7%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 of the Consolidated Financial Statements and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affected our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

In fiscal 2010, compared with fiscal 2009 the average value of the euro increased by approximately 1.7% relative to the value of the United States dollar. Additionally, at July 31, 2010 compared with July 31, 2009, the value of the euro relative to the United States dollar decreased by approximately 7.2%. The financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the Consolidated Financial Statements and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Additionally, changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis, Endoscope Reprocessing and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 18 to the Consolidated Financials and elsewhere in this MD&A, certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $3,281,000 at September 17, 2010, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on September 30, 2010. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy Canadian dollars, euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. In fiscal 2010, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar in fiscal 2010, compared with fiscal 2009, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an adverse impact in fiscal 2010, compared with fiscal  2009, upon our net income of approximately $258,000 primarily due to the increase in the value of the Canadian dollar relative to the United States dollar.

For purposes of translating the balance sheet at July 31, 2010 compared with July 31, 2009, the total of the foreign currency movements resulted in a foreign currency translation gain of $1,067,000 in fiscal 2010, but was reduced to an overall loss of $236,000 due to a tax adjustment relating to foreign repatriations, thereby decreasing stockholders’ equity.

Inflation

In fiscal 2010, inflation did not have a significant impact on our operations. However, our businesses can be adversely impacted by rising fuel and oil prices and are heavily reliant on certain raw materials, such as chemicals, paper pulp, resin, stainless steel and plastic components. From time to time, we experience price increases for raw materials. If we are unable to implement price increases to our customers, our gross margins could be adversely affected.

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

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to dialysis, therapeutic, specialty packaging, chemistries and endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. In certain instances, primarily with respect to some of our water purification and filtration equipment, endoscope reprocessing equipment and an insignificant amount of our sales of dialysis equipment, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user. With respect to a portion of water purification and filtration product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

A portion of our water purification and filtration and endoscope reprocessing sales are recognized as multiple element arrangements, whereby revenue is allocated to the equipment, installation and service components based upon vendor specific objective evidence, which includes comparable historical transactions of similar equipment and installation sold as stand alone components.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental, water purification and filtration and endoscope reprocessing customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $2,909,000, $2,461,000 and $1,757,000 in fiscals 2010, 2009 and 2008, respectively. The increase in volume rebates in fiscal 2010 compared with fiscal 2009 is primarily due to increased sales volume primarily in our Healthcare Disposables and Endoscope Reprocessing segments. The increase in volume rebates in fiscal 2009 compared with fiscal 2008 is primarily due to new terms in a renewed rebate arrangement with a major dental distributor in our Healthcare Disposables segment. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products and healthcare disposable products are sold to third party distributors; water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; our endoscope reprocessing products and services are sold primarily to distributors internationally and directly to hospitals and other end-users in the United States; specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users; and chemistries products and services are sold to medical products and service companies, laboratories, pharmaceutical companies, hospitals and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2010, management concluded that none of our intangible assets or goodwill was impaired.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted-average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2010, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average fair value that exceeded book value by approximately 16%.

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

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which historically has been 0% and is now approximately 0.6% as we began paying dividends in January 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

Legal Proceedings

In the normal course of business, we are subject to pending and threatened legal actions. It is our policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated. We do not believe that any of these pending claims or legal actions will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded charges associated with exit or disposal activities in fiscals 2009 and 2008 relating to our restructuring plan for our Netherlands manufacturing operations, as further described in our MD&A and Note 18 to the Consolidated Financial Statements.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States dollar and the Canadian dollar had an overall adverse impact in fiscal 2010, compared with fiscal 2009, upon our net income and stockholders’ equity, as described in our MD&A.

Changes in the value of the euro against the United States dollar affect our results of operations because a portion of the net assets of our Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as described in Note 18 to the Consolidated Financials and elsewhere in this MD&A, certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency. Additionally, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States dollar and the euro or British pound did not have a significant overall impact in fiscal 2010, compared with fiscal 2009, upon our net income and stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $4,254,000 at July 31, 2010, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on August 31, 2010. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In fiscal 2010, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar in fiscal 2010, compared with fiscal 2009, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an adverse impact on our net income in fiscal 2010, compared with fiscal 2009, primarily due to the increase in the value of the Canadian dollar relative to the United States dollar, and a favorable impact upon stockholders’ equity, as described in our MD&A.

Interest Rate Market Risk

We have a United States credit facility for which the interest rate on outstanding borrowings is variable. Substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, interest expense is affected by the general level of interest rates in the United States as well as LIBOR interest rates.

Additionally, we amended our U.S. Credit facilities on May 28, 2010. Due to current market conditions, the modification of our credit facilities resulted in an increase of our margins above the lender’s base rate and LIBOR, which would adversely affect our results of operations in the future if levels of outstanding borrowings increase significantly.

Market Risk Sensitive Transactions

We are exposed to market risks arising principally from adverse changes in interest rates and foreign currency.

With respect to interest rate risk, our outstanding debt is under our United States credit facilities, described elsewhere in Liquidity and Capital Resources. Such credit facilities consist of outstanding debt with fixed repayment amounts at prevailing market rates of interest, principally under LIBOR contracts ranging from one to twelve months. Therefore, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR. Such outstanding debt under our United States credit facilities was $21,000,000 and $43,300,000 at July 31, 2010 and 2009, respectively, and the average outstanding balance during fiscal 2010 and 2009 was approximately $32,000,000 and $53,000,000, respectively. During fiscals 2010 and 2009, the weighted average interest rate on outstanding debt was 2.55% and 3.94%, respectively. A 100 basis-point increase in average LIBOR interest rates would have resulted in incremental interest expense of approximately $317,000 and $526,000 during fiscals 2010 and 2009, respectively. However, substantially all of our outstanding borrowings were under LIBOR contracts at July 31, 2010 that have expiration dates ranging from 3 to 12 months; therefore, we are substantially protected throughout most of fiscal 2011 from any exposure associated with increasing LIBOR rates, assuming debt levels remain constant.

Our other long-term liabilities would not be materially affected by an increase in interest rates. We also maintained a cash balance of $22,612,000 at July 31, 2010 which is either maintained in cash or invested in low risk and low return cash equivalents such as short-term guaranteed investment certificates issued by various Canadian banks and United States money market funds with leading banking institutions. An increase in interest rates would generate additional interest income for us from these low risk cash equivalents, which would partially offset the adverse impact of the additional interest expense.

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

Our Canadian subsidiaries and Netherlands subsidiary have net assets in currencies (principally United States dollars) other than their functional Canadian and Euro currency, which must be converted into its functional currency, thereby giving rise to realized foreign exchange gains and losses. Similarly, our United States subsidiaries have net assets in currencies (principally euros and British pounds) other than their functional United States currency, which must be converted into its functional currency, thereby giving rise to realized foreign exchange gains and losses. Therefore, our Canadian subsidiaries, Netherlands subsidiary and United States subsidiaries are exposed to risk if the value of the Canadian dollar, euro and British pound appreciates relative to the United States dollar. For fiscals 2010 and 2009, a uniform 15% increase in the Canadian dollar, euro and British pound relative to the United States dollar would have resulted in aggregate realized losses (after tax) of approximately $420,000 and $350,000, respectively. However, since certain of our subsidiaries use foreign currency forward contracts to hedge against the impact of fluctuations of the Canadian dollar, euro and British pound relative to the United States dollar, realized losses relating to the fluctuation of those currencies would be partially offset by gains on the foreign currency forward contracts.

In addition to the above, adverse changes in foreign currency exchange rates impact the translation of our financial statements. For fiscals 2010 and 2009, a uniform 15% adverse movement in foreign currency rates would have resulted in realized losses (after tax) of approximately $620,000 and $880,000, respectively, due to the translation of the results of operations of foreign subsidiaries (adverse changes would be caused by appreciation of either the Canadian dollar or the euro relative to the United States dollar). However, such a change in foreign currency rates would have resulted in an unrealized gain on our net investment in foreign subsidiaries of $3,867,000 and $2,648,000 in fiscals 2010 and 2009, respectively. Such an unrealized gain would be recorded in accumulated other comprehensive income in our stockholders’ equity. Conversely, if the Canadian dollar and the euro depreciated by 15% relative to the United States dollar, we would have recognized realized gains (after tax) of approximately $620,000 and $880,000 in fiscals 2010 and 2009, respectively, and unrealized losses of $3,867,000 and $2,648,000 in fiscals 2010 and 2009, respectively, on our net investment in foreign subsidiaries. However, since we view these investments as long-term, we would not expect such unrealized losses to be realized in the near term.

The aggregate adverse impact, net of tax, to our results of operations of a uniform 15% increase in foreign currency exchange rates, as described above, due to both financial statement translation and functional currency conversion would have been $1,040,000 and $1,230,000 for fiscals 2010 and 2009, respectively, partially offset by the affect of our foreign currency forward contracts.

Item 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements, which is Item 15(a), and the Consolidated Financial Statements and schedule included in this Report.

Item 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2010.

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

On June 1, 2010, we acquired Purity as more fully described in Note 3 to the Consolidated Financial Statements. During the initial transition period following this acquisition, we have enhanced our internal control process at our Mar Cor Purification subsidiary to ensure that all financial information related to this acquisition is properly reflected in our Consolidated Financial Statements. During the first quarter of our fiscal 2011, we expect that all aspects of this acquisition will be fully integrated into Mar Cor’s existing internal control structure.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cantel Medical Corp.

We have audited Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cantel Medical Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cantel Medical Corp maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cantel Medical Corp. as of July 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended July 31, 2010 of Cantel Medical Corp. and our report dated October 14, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
October 14, 2010

Item 9B.                 OTHER INFORMATION.

None.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE .

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2010 Annual Meeting of Stockholders of the Registrant, except for the following:

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

Item 11.                 EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2010 Annual Meeting of Stockholders of the Registrant.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2010 Annual Meeting of Stockholders of the Registrant, except for the following:

The following table shows, as of July 31, 2010, the number of options or nonvested restricted shares currently outstanding, as well as the number of shares remaining available for grant under our existing equity plans. No further grants may be made from the 1997 Employee Stock Option Plan or 1998 Directors’ Stock Option Plan. For these plans, therefore, the table shows only the number of options outstanding:

	Outstanding	Nonvested	Available
Plan	Options	Restricted Shares	for Grant

2006 Equity Incentive Plan - Options	922,362	—	193,583
2006 Equity Incentive Plan - Restricted Shares	—	158,652	462,096
1997 Employee Stock Option Plan	477,751	—	—
1998 Directors’ Stock Option Plan	27,750	—	—
	1,427,863	158,652	655,679

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2010 Annual Meeting of Stockholders of the Registrant.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2010 Annual Meeting of Stockholders of the Registrant.

PART IV

Item 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

1.           Consolidated Financial Statements:

(i)            Report of Independent Registered Public Accounting Firm.

(ii)           Consolidated Balance Sheets as of July 31, 2010 and 2009.

(iii)          Consolidated Statements of Income for the years ended July 31, 2010, 2009 and 2008.

(iv)          Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended July 31, 2010, 2009 and 2008.

(v)           Consolidated Statements of Cash Flows for the years ended July 31, 2010, 2009 and 2008.

(vi)          Notes to Consolidated Financial Statements.

2.           Consolidated Financial Statement Schedules:

(i)            Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2010, 2009 and 2008.

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

3(i) — Certificate of Amendment of Certificate of Incorporation of Registrant, filed on May 10, 1999. (Incorporated herein by reference to Exhibit 3(i) to Registrant’s 2000 Annual Report on Form 10-K [the “2000 10-K”].)

3(j) — Certificate of Amendment of Certificate of Incorporation of Registrant, filed on April 5, 2000. (Incorporated herein by reference to Exhibit 3(j) to Registrant’s 2000 10-K.)

3(k) — Certificate of Amendment of Certificate of Incorporation of Registrant, filed on September 6, 2001. (Incorporated herein by reference to Exhibit 3(k) to Registrant’s 2001 Annual Report on Form 10-K.)

3(l) — Certificate of Amendment of Certificate of Incorporation of Registrant, filed on June 7, 2002. (Incorporated herein by reference to Exhibit 3(l) to Registrant’s 2002 Annual Report on Form 10-K [the “2002 10-K”].)

3(m) — Certificate of Amendment of Certificate of Incorporation of Registrant, filed on December 22, 2005. (Incorporated herein by reference to Exhibit 3(m) to Registrant’s 2007 Annual Report on Form 10-K [the “2007 10-K”].)

3(n) - Registrant’s By-Laws adopted April 24, 2002. (Incorporated herein by reference to Exhibit 3(m) to Registrant’s 2002 10-K.)

10(a) - Registrant’s 1997 Employee Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 [the “April 2010 10-Q”].)

10(b) - Form of Incentive Stock Option Agreement under Registrant’s 1997 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10(t) to Registrant’s 1997 Annual Report on Form 10-K.)

10(c) - Registrant’s 1998 Directors’ Stock Option Plan, as amended. (Incorporated herein by reference to Exhibit 10(b) to Registrant’s  April 2010 10-Q.)

10(d) - Form of Quarterly Stock Option Agreement under the Registrant’s 1998 Directors’ Stock Option Plan. (Incorporated herein by reference to Exhibit 10(hh) to Registrant’s 2000 10-K.)

10(e) - Form of Annual Stock Option Agreement under the Registrant’s 1998 Directors’ Stock Option Plan. (Incorporated herein by reference to Exhibit 10(ii) to Registrant’s 2000 10-K.)

10(f) — 2006 Equity Incentive Plan, as amended (Incorporated herein by reference to Annex C to Registrant’s 2009 Definitive Proxy Statement on Schedule 14A.)

10(g) - Form of Stock Option Agreement for option grants to directors, as amended, under Registrant’s 2006 Equity Incentive Plan.

10(h) — Form of Stock Option Agreement for option grants to executive officers, as amended, under Registrant’s 2006 Equity Incentive Plan.

10(i) - Form of Restricted Stock Agreement, as amended, under the Registrant’s 2006 Equity Incentive Plan.

10(j) - Amended and Restated Credit Agreement dated as of August 1, 2005 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager). (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 5, 2005.)

10(k) - First Amendment to Credit Agreement dated April 19, 2006 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager). (Incorporated herein by reference to Exhibit 10(m) to Registrant’s 2007 10-K.)

10(l) - Second Amendment to Credit Agreement dated November 17, 2006 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager).  (Incorporated herein by reference to Exhibit 10(b) to Registrant’s April 30, 2007 Quarterly Report on Form 10-Q [the “April 2007 10-Q”].)

10(m) - Third Amendment to Credit Agreement dated March 29, 2007 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as

sole lead arranger and sole book manager).  (Incorporated herein by reference to Exhibit 10(c) to the Registrant’s April 2007 10-Q.)

10(n) - Fourth Amendment to Credit Agreement dated May 17, 2007 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager).  (Incorporated herein by reference to Exhibit 10(d) to the Registrant’s April 2007 10-Q.)

10(o) - Fifth Amendment to Credit Agreement and Consent dated December 17, 2009 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager.) (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.)

10(p) - Sixth Amendment to Credit Agreement and Consent dated May 28, 2010 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (and Banc of America Securities LLC, as sole lead arranger and sole book manager). (Incorporated herein by reference to Exhibit 10(a) to the Registrant’s April 2010 10-Q.)

10(q) - Product Supply Agreement dated as of March 30, 2007 between GE Osmonics, Inc. and Mar Cor Purification, Inc. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 4, 2007.)

10(r) - Executive Severance Agreement dated as of February 12, 2010 between Registrant and Andrew A. Krakauer (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 12, 2010 [the “February 2010 8-K”].)

10(s) - Executive Severance Agreement dated as of February 12, 2010 between Registrant and Seth R. Segel (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s February 2010 8-K.)

10(t) - Executive Severance Agreement dated as of February 12, 2010 between Registrant and Craig A. Sheldon (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s February 2010 8-K.)

10(u) - Executive Severance Agreement dated as of February 12, 2010 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.4 of the Registrant’s February 2010 8-K.)

10(v) - Executive Severance Agreement dated as of February 12, 2010 between Registrant and Roy K. Malkin (Incorporated herein by reference to Exhibit 10.5 of the Registrant’s February 2010 8-K.)

10(w) - Confidentiality and Non-Competition Agreement dated as of February 12, 2010 between Registrant and Andrew A. Krakauer (Incorporated herein by reference to Exhibit 10.6 of the Registrant’s February 2010 8-K.)

10(x) - Confidentiality and Non-Competition Agreement dated as of February 12, 2010 between Registrant and Seth R. Segel (Incorporated herein by reference to Exhibit 10.7 of the Registrant’s February 2010 8-K.)

10(y) - Confidentiality and Non-Competition Agreement dated as of February 12, 2010 between Registrant and Craig A. Sheldon (Incorporated herein by reference to Exhibit 10.8 of the Registrant’s February 2010 8-K.)

10(z) - Confidentiality and Non-Competition Agreement dated as of February 12, 2010 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.9 of the Registrant’s February 2010 8-K.)

10(aa) - Confidentiality and Non-Competition Agreement dated as of February 12, 2010 between Registrant and Roy K. Malkin (Incorporated herein by reference to Exhibit 10.10 of the Registrant’s February 2010 8-K.)

10(bb) — Cantel Medical Corp. Annual Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 23, 2009 [the “December 2009 8-K”].)

10(cc) — Cantel Medical Corp. Long Term Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s December 2009 8-K.)

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

CANTEL MEDICAL CORP.

Date: October 14, 2010	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	October 14, 2010
Charles M. Diker, a Director and Chairman of the Board

/s/ George L. Fotiades	Date:	October 14, 2010
George L. Fotiades, a Director
and Vice Chairman of the Board

/s/ Robert L. Barbanell	Date:	October 14, 2010
Robert L. Barbanell, a Director

/s/ Alan R. Batkin	Date:	October 14, 2010
Alan R. Batkin, a Director

/s/ Joseph M. Cohen	Date:	October 14, 2010
Joseph M. Cohen, a Director

/s/ Mark N. Diker	Date:	October 14, 2010
Mark N. Diker, a Director

/s/ Alan J. Hirschfield	Date:	October 14, 2010
Alan J. Hirschfield, a Director

/s/ Andrew A. Krakauer	Date:	October 14, 2010
Andrew A. Krakauer, a Director and President & CEO

/s/ Bruce Slovin	Date:	October 14, 2010
Bruce Slovin, a Director

CANTEL MEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. and subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2010.  Our audits also included the financial statement schedule included in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. and subsidiaries at July 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

October 14, 2010

CANTEL MEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

	July 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$22,612	$23,368
Accounts receivable, net of allowance for doubtful accounts of $870 in 2010 and $1,080 in 2009	31,870	30,450
Inventories	34,622	29,200
Deferred income taxes	2,420	1,898
Prepaid expenses and other current assets	3,207	3,994
Total current assets	94,731	88,910

Property and equipment, at cost:
Land, buildings and improvements	19,913	19,846
Furniture and equipment	47,639	43,100
Leasehold improvements	2,113	1,690
	69,665	64,636
Less accumulated depreciation and amortization	(34,422)	(28,668)
	35,243	35,968
Intangible assets, net	32,717	37,042
Goodwill	116,783	114,995
Other assets	1,191	956
	$280,665	$277,871

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	9,640	8,948
Compensation payable	10,675	10,431
Earnout payable	—	157
Accrued expenses	6,370	6,583
Deferred revenue	4,233	2,819
Income taxes payable	66	175
Total current liabilities	40,984	39,113

Long-term debt	11,000	33,300
Deferred income taxes	17,868	16,378
Other long-term liabilities	1,408	1,964

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; issued 2010 - 18,272,574 shares, outstanding 2010 - 16,866,284 shares; issued 2009- 17,883,873 shares, outstanding 2009 - 16,643,727 shares	1,827	1,788
Additional paid-in capital	94,714	87,169
Retained earnings	120,363	102,103
Accumulated other comprehensive income	8,045	8,281
Treasury Stock, 2010 - 1,406,290 shares at cost; 2009-1,240,146 shares at cost	(15,544)	(12,225)
Total stockholders’ equity	209,405	187,116
	$280,665	$277,871

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended July 31,
	2010	2009	2008

Net sales	$273,952	$260,050	$249,374

Cost of sales	162,981	160,571	161,748

Gross profit	110,971	99,479	87,626

Expenses:
Selling	36,092	30,398	28,636
General and administrative	37,045	36,998	37,013
Research and development	5,169	4,632	4,010
Total operating expenses	78,306	72,028	69,659

Income before interest and income taxes	32,665	27,451	17,967

Interest expense	1,169	2,639	4,631
Interest income	(59)	(144)	(515)

Income before income taxes	31,555	24,956	13,851

Income taxes	11,614	9,387	5,158

Net income	$19,941	$15,569	$8,693

Earnings per common share:

Basic	$1.19	$0.94	$0.53

Diluted	$1.18	$0.94	$0.53

Dividends per common share:	$0.10	$—	$—

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollar amounts in Thousands, Except Share Data)

Years Ended July 31, 2010, 2009 and 2008

	Common Stock				Accumulated
	Number of		Additional		Other	Treasury	Total	Total
	Shares		Paid-in	Retained	Comprehensive	Stock,	Stockholders’	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income	at Cost	Equity	Income

Balance, July 31, 2007	16,116,487	$1,713	$76,843	$77,841	$8,494	$(9,821)	$155,070
Exercises of options	245,978	29	1,786			(664)	1,151
Repurchases of shares	(90,700)					(855)	(855)
Stock-based compensation			1,961				1,961
Issuance of restricted stock	130,500	13	(13)				—
Cancellation of restricted stock	(31,421)	(3)	3				—
Income tax benefit from exercises of stock options and vesting of restricted stock			895				895
Translation adjustment, net of $363 in tax					1,797		1,797	$1,797
Net income				8,693			8,693	8,693
Total comprehensive income for fiscal 2008								$10,490
Balance, July 31, 2008	16,370,844	1,752	81,475	86,534	10,291	(11,340)	168,712

Exercises of options	215,730	26	1,772			(483)	1,315
Repurchases of shares	(43,847)					(402)	(402)
Stock-based compensation			3,187				3,187
Issuance of restricted stock	101,000	10	(10)				—
Income tax benefit from exercises of stock options and vesting of restricted stock			745				745
Translation adjustment, net of $352 in tax					(2,010)		(2,010)	$(2,010)
Net income				15,569			15,569	15,569
Total comprehensive income for fiscal 2009								$13,559
Balance, July 31, 2009	16,643,727	1,788	87,169	102,103	8,281	(12,225)	187,116

Exercises of options	196,950	34	4,998			(2,893)	2,139
Repurchases of shares	(22,218)					(426)	(426)
Stock-based compensation			3,130				3,130
Issuance of restricted stock	47,825	5	(5)				—
Income tax deficiency from exercises of stock options and vesting of restricted stock			(578)				(578)
Dividends on common stock				(1,681)	—	—	(1,681)
Translation adjustment, net of $1,302 in tax					(236)		(236)	$(236)
Net income				19,941			19,941	19,941
Total comprehensive income for fiscal 2010								$19,705
Balance, July 31, 2010	16,866,284	$1,827	$94,714	$120,363	$8,045	$(15,544)	$209,405

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2010	2009	2008

Cash flows from operating activities
Net income	$19,941	$15,569	$8,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,333	6,217	6,058
Amortization	5,105	5,152	5,674
Stock-based compensation expense	3,130	3,187	1,961
Amortization of debt issuance costs	470	549	377
Loss on disposal of fixed assets	238	52	126
Deferred income taxes	(2,221)	(1,955)	(1,977)
Excess tax benefits from stock-based compensation	(424)	(267)	(434)
Changes in assets and liabilities:
Accounts receivable	(1,065)	(185)	1,189
Inventories	(5,189)	2,298	(3,343)
Prepaid expenses and other current assets	436	(1,405)	(1,052)
Accounts payable, deferred revenue and accrued expenses	1,272	953	(471)
Income taxes payable	1,007	827	1,756
Net cash provided by operating activities	29,033	30,992	18,557

Cash flows from investing activities
Capital expenditures	(5,605)	(4,215)	(4,983)
Proceeds from disposal of fixed assets	5	1,669	23
Earnout paid to Crosstex sellers	—	(3,666)	(3,667)
Acquisition of Twist	(157)	(629)	(15)
Acquisition of DSI	—	—	(1,250)
Acquisition of Strong Dental, net of cash acquired	—	—	(3,711)
Acquisition of Verimetrix	—	—	(4,906)
Acquisition of G.E.M.	—	(4,414)	—
Acquisition of Purity Water, net of cash acquired	(1,970)	—	—
Purchase of convertible note receivable	(300)	(200)	—
Other, net	(213)	5	43
Net cash used in investing activities	(8,240)	(11,450)	(18,466)

Cash flows from financing activities
Borrowings under revolving credit facilities, net of debt issuance costs	—	3,500	15,050
Repayments under term loan facility	(10,000)	(8,000)	(6,000)
Repayments under revolving credit facility	(12,300)	(10,500)	(7,750)
Proceeds from exercises of stock options	2,139	1,315	1,151
Dividends paid	(1,683)	—	—
Excess tax benefits from stock-based compensation	424	267	434
Purchase of interest rate cap	—	—	(148)
Purchases of treasury stock	(426)	(402)	(855)
Net cash (used in) provided by financing activities	(21,846)	(13,820)	1,882

Effect of exchange rate changes on cash and cash equivalents	297	(672)	485

(Decrease) increase in cash and cash equivalents	(756)	5,050	2,458
Cash and cash equivalents at beginning of year	23,368	18,318	15,860
Cash and cash equivalents at end of year	$22,612	$23,368	$18,318

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2010, 2009 and 2008

1.             Business Description

Cantel Medical Corp. (“Cantel”) is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•                  Healthcare Disposables: Single-use, infection prevention and control products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants.

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

•                  Chemistries:  Sterilants, disinfectants, detergents and decontamination services used in various applications for infection prevention and control. (Included in All Other reporting segment.)

Most of our equipment, consumables and supplies are used to help prevent or control the occurrence or spread of infections.

Cantel had five principal operating companies during fiscals 2010, 2009 and 2008, Minntech Corporation (“Minntech”), Crosstex International, Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

During fiscal 2010, we changed our internal reporting processes to include a new operating segment called Chemistries to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. This new operating segment is the combination of a small portion of our existing sterilant business, comprised of products sold on an OEM basis and previously recorded in our Water Purification and Filtration segment, and a new business operation that was created to capitalize on our chemistry expertise and expand our product offerings in existing and new markets within the infection prevention and control arena. All periods presented have been restated to reflect this change.

As such, we currently operate our business through seven operating segments: Water Purification and Filtration (through Mar Cor, Biolab and Minntech), Healthcare Disposables (through Crosstex), Endoscope Reprocessing (through Minntech), Dialysis (through Minntech), Therapeutic Filtration (through Minntech), Specialty Packaging (through Saf-T-Pak) and Chemistries (through Minntech). The Therapeutic Filtration, Specialty Packaging and Chemistries operating segments are combined in the All Other reporting segment for financial reporting purposes.

We acquired certain net assets of Dialysis Services, Inc. (“DSI”) on August 1, 2007 and Verimetrix, LLC (“Verimetrix”) on September 17, 2007, and all of the issued and outstanding stock of Strong Dental Products, Inc. (“Strong Dental”) on September 26, 2007, as more fully described in Note 3 to the Consolidated Financial Statements. The acquisitions of DSI, Verimetrix and Strong Dental had an overall insignificant affect on our results of operations in fiscals 2010 and 2009 and the portion of fiscal 2008 subsequent to their respective acquisition dates due to the small size of these businesses. Their results of operations are included in our results of operations for fiscals 2010 and 2009 and the portion of fiscal 2008 subsequent to their respective acquisition dates. DSI, Verimetrix and Strong Dental are included in the Water Purification and Filtration, Endoscope Reprocessing and Healthcare Disposables segments, respectively.

On July 31, 2009, we acquired certain net assets of G.E.M. Water Systems Int’l, LLC (“G.E.M.”), as more fully described in Note 3 to the Consolidated Financial Statements. Its results of operations are included in our results of operations for fiscal 2010, but are not reflected in our results of operations for fiscals 2009 and 2008. Its net assets are included in our Consolidated Balance Sheets at July 31, 2010 and 2009. G.E.M. is included in our Water Purification and Filtration segment.

On June 1, 2010, we acquired all of the issued and outstanding stock of Purity Water Company of San Antonio, Inc. (“Purity”), as more fully described in Note 3 to the Consolidated Financial Statements. Its results of operations are included in our results of operations in fiscal 2010 subsequent to its acquisition date and are excluded for all prior periods.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 260-10-45, “Earnings Per Share — Other Presentation Matters,” (“ASC 260-10-45”). ASC 260-10-45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. ASC 260-10-45 is effective for fiscal years beginning after December 15, 2008 and therefore was adopted on August 1, 2009 as further described in Note 2 to the Consolidated Financial Statements. All prior period EPS data have been adjusted retrospectively to conform to the provisions of ASC 260-10-45. In fiscals 2009 and 2008, such retrospective application caused an insignificant increase in the denominator of our weighted average shares calculation, which decreased previously reported basic EPS in fiscals 2009 and 2008 from $0.96 to $0.94 and $0.54 to $0.53, respectively, but had no impact on previously reported diluted EPS.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (collectively, “Gambro”) certain net assets and the exclusive rights in the United States to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis (“Gambro Water” or the “Gambro Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements. Since the acquisition occurred subsequent to July 31, 2010, the Gambro Acquisition is not included in our results of operations for any of the periods presented.

We performed a review of events subsequent to July 31, 2010. Based upon that review, no additional subsequent events occurred that required updating to our Consolidated Financial Statements or disclosures.

2.             Summary of Significant Accounting Policies

The following is a summary of our significant accounting policies used to prepare our Consolidated Financial Statements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Cantel and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to dialysis, therapeutic, specialty packaging, chemistries and endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. In certain instances, primarily with respect to some of our water purification and filtration equipment, endoscope reprocessing equipment and an insignificant amount of our sales of dialysis equipment, post-delivery obligations such as installation, in-servicing or training are contractually specified; in such instances, revenue recognition is deferred until all of such conditions have been substantially fulfilled such that the products are deemed functional by the end-user. With respect to a portion of water purification and filtration product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered.

A portion of our water purification and filtration and endoscope reprocessing sales are recognized as multiple element arrangements, whereby revenue is allocated to the equipment, installation and service components based upon vendor specific objective evidence, which includes comparable historical transactions of similar equipment and installation sold as stand alone components.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental, water purification and filtration and endoscope reprocessing customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $2,909,000, $2,461,000 and $1,757,000 in fiscals 2010, 2009 and 2008, respectively. The increase in volume rebates in fiscal 2010 compared with fiscal 2009 is primarily due to increased sales volume primarily in our Healthcare Disposables and Endoscope Reprocessing segments. The increase in volume rebates in fiscal 2009 compared with fiscal 2008 is primarily due to new terms in a renewed rebate arrangement with a major dental distributor in our Healthcare Disposables segment. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products and healthcare disposable products are sold to third party distributors; water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; our endoscope reprocessing products and services are sold primarily to distributors internationally and directly to hospitals and other end-users in the United States; specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users; and chemistries products and services are sold to medical products and service companies, laboratories, pharmaceutical companies, hospitals and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 5-32 years for buildings and improvements and the shorter of the life of the asset or the life of the lease for leasehold improvements. Depreciation and amortization expense related to property and equipment for fiscals 2010, 2009 and 2008 was $6,333,000, $6,217,000 and $6,058,000, respectively.

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2010, management concluded that none of our intangible assets or goodwill was impaired.

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

Other Assets

Debt issuance costs associated with the credit facilities are amortized to interest expense over the life of the credit facilities. As of July 31, 2010 and 2009, such debt issuance costs, net of related amortization, were included in other assets and amounted to $297,000 and $587,000, respectively.

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

Stock-Based Compensation

For fiscal 2005 and earlier periods, we accounted for stock options using the intrinsic value method under which stock compensation expense was not recognized because we granted stock options with exercise prices equal to the market value of the shares at the date of grant. Beginning August 1, 2005, we accounted for stock options under ASC Topic 718, “Compensation-Stock Compensation”, (“ASC 718”), using the modified prospective method for the transition. Under the modified prospective method, stock compensation expense is recognized for any option grant or stock award granted on or after August 1, 2005, as well as the unvested portion of stock options granted prior to August 1, 2005, based upon the award’s fair value.

All of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which historically has been 0% and is now approximately 0.6% as we began paying dividends in January 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

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

Although we have historically recorded minimal charges associated with exit or disposal activities, we recorded charges associated with exit or disposal activities in fiscals 2009 and 2008 relating to our restructuring plan for our Netherlands manufacturing operations, as further described in Note 18 to the Consolidated Financial Statements.

Earnings Per Common Share

Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of Common Stock equivalents using the treasury stock method and the average market price of our Common Stock for the year.

Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $1,853,000, $1,483,000 and $1,186,000 for fiscals 2010, 2009 and 2008, respectively.

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

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of such unrecognized tax benefits originated from acquisitions and is based primarily upon management’s assessment of exposure associated with acquired companies. Previously, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions were recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted ASC Topic 805, “Business Combinations,” (“ASC 805”), which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations beginning with fiscal 2010. Unrecognized tax benefits are analyzed periodically and adjustments are made as events occur to warrant adjustment to the related liability.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” (“ASU 2010-09”). ASU 2010-09 addresses practical issues for SEC registrants with respect to management’s review of subsequent events by no longer requiring SEC registrants to disclose the date through which management evaluated subsequent events in financial statements. This change alleviates potential conflicts with SEC guidance. ASU 2010-09 was effective immediately upon issuance for all financial statements that had not been issued or had not become available to be issued. As ASU 2010-09 was not intended to change our subsequent events procedures, it did not have any impact on our Consolidated Financial Statements other than excluding the disclosure of the date through which management evaluated subsequent events in these financial statements.

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

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Arrangements, a consensus of the FASB Emerging Issues Task Force,” (“ASU 2009-13”), which amends ASC 605-25, “Revenue Recognition-Multiple-Element Arrangements.” ASU 2009-13 provides principles for the allocation of consideration among multiple-element arrangements, allowing more flexibility in identifying and accounting for separate deliverables. ASU 2009-13 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and therefore is effective for our fiscal 2011. We are currently in the process of evaluating the impact of ASU 2009-13 on our financial position and results of operations.

In December 2007, the FASB issued ASC 805, “Business Combinations,” (“ASC 805”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. Some of the revised guidance of ASC 805 includes initial capitalization of acquired in-process research and development, expensing transaction and restructuring costs and recording contingent consideration payments at fair value, with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for business combinations that occur during or after fiscal years beginning after December 15, 2008 and therefore was adopted by us on August 1, 2009. The adoption of ASC 805 did not have a material effect on our financial position or results of operations due to the small size and straight-forward nature of the terms of the Purity acquisition. However, any acquisitions we make in future periods will be subject to this new accounting guidance, which may materially affect our financial position or results of operations as compared to accounting guidance in effect prior to the adoption of ASC 805.

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

3.             Acquisitions

Post-Fiscal 2010

Gambro Water

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro certain net assets and the exclusive rights in the United States to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis. Immediately following the acquisition, we commenced sales and service of all Gambro water products, components, parts and consumables solely intended for the United States market. The manufacturing of these products will be transitioned into our own manufacturing facility in Plymouth, Minnesota over the next few months. With an installed base of over 1,200 water equipment customers in the United States and annual pre-acquisition revenues of approximately $14 million (approximately 80% of such revenues are from one customer), the Gambro Acquisition is anticipated to expand our Water Purification and Filtration’s annual business by approximately 19% in terms of sales, particularly with respect to product and service sales volumes in both existing and new dialysis clinics across the United States. Total consideration for the transaction, excluding transaction costs, was approximately $23,750,000, of which $3,100,000 will be paid in six equal quarterly payments ending April 2012. The Gambro Acquisition will be included in our Water Purification and Filtration operating segment.

The reasons for the acquisition were as follows: (i) the expansion of our water purification product line, particularly in the area of cost effective heat sanitizing water purification equipment, (ii) the opportunity to add an installed equipment base of business into which we can (a) increase service revenue while improving the density and efficiency of the Mar Cor service network and (b) increase consumable sales per clinic; (iii) the potential revenue and cost savings synergies and efficiencies that could be realized through optimizing and combining the acquired assets (including Gambro employees) into Mar Cor; and (iv) the expectation that the acquisition will be accretive to our future earnings per share.

Since the acquisition was completed on October 6, 2010, the results of operations of Gambro Water are not included in our results of operations for any period presented herein. Pro forma consolidated statement of income data has not been presented due to the unavailability of pre-acquisition Gambro Water financial statements, since Gambro Water did not maintain separate financial statements related to these purchased assets, and the expected insignificant impact of this acquisition on our consolidated net income in fiscal 2011 subsequent to its acquisition date.

Fiscal 2010

Purity Water Company of San Antonio, Inc.

On June 1, 2010, Mar Cor acquired all of the issued and outstanding capital stock of Purity, a private company with pre-acquisition annual revenues of approximately $2,300,000 based in San Antonio, Texas that designs, installs and services high quality, high purity water systems for use in laboratory, industrial, medical, pharmaceutical and semiconductor environments. Total consideration for the transaction was $2,014,000.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$493,000
Property, plant and equipment	185,000
Amortizable intangible assets:
Trade name (3-year life)	10,000
Non-compete agreement (5-year life)	38,000
Customer relationships (9-year life)	433,000
Current liabilities	(347,000)
Noncurrent deferred income tax liabilities, net	(15,000)
Net assets acquired	$797,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $1,217,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our Water Purification and Filtration reporting segment.

The primary reason for the acquisition was to add a base of business and expand the Mar Cor service network in the southwest United States. Following the acquisition, Purity was merged with and into Mar Cor.

The acquisition of Purity is included in our results of operations in fiscal 2010 subsequent to its acquisition date and is excluded from our results of operations for fiscals 2009 and 2008. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

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

The acquisition of G.E.M. is included in our results of operations in fiscal 2010. Since the acquisition of G.E.M. occurred on the last day of our fiscal 2009, its results of operations are excluded from fiscals 2009 and 2008, but its net assets are included in our Consolidated Balance Sheets at both July 31, 2010 and 2009. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Fiscal 2008

Strong Dental Products, Inc.

On September 26, 2007, we expanded our product offerings in our Healthcare Disposables segment by purchasing all of the issued and outstanding stock of Strong Dental, a private company with pre-acquisition annual revenues of approximately $1,000,000 that designs, markets and sells comfort cushioning and infection control covers for x-ray film and digital x-ray sensors. The total consideration for the transaction, including transactions costs and assumption of debt, was $4,017,000. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $700,000 contingent upon the achievement of a specified revenue target over a three year period. As of July 31, 2010, none of the additional consideration had been earned.

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

Verimetrix, LLC

On September 17, 2007, we expanded our product offerings in our Endoscope Reprocessing (Medivators®) segment by purchasing certain net assets from Verimetrix, a private company with pre-acquisition annual revenues of $2,000,000 that designs, markets and sells the Veriscan™ System, an endoscope leak and fluid detection device. The total consideration for the transaction, including transaction costs, was $4,906,000. Under the terms of the purchase agreement, we agreed to pay additional purchase price up to $4,025,000 contingent upon the achievement of a specified cumulative revenue target over a six year period. As of July 31, 2010, none of the additional consideration had been earned.

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

The acquisitions of DSI, Verimetrix and Strong Dental are included in our results of operations in fiscals 2010 and 2009 and the portion of fiscal 2008 subsequent to the respective acquisition dates. These acquisitions had an insignificant effect on our results of operations due to the small size of these businesses. Pro forma consolidated statements of income data for fiscal 2008 have not been presented due to the insignificant impact of these acquisitions individually and in the aggregate.

4.             Inventories

A summary of inventories is as follows:

	July 31,
	2010	2009

Raw materials and parts	$14,003,000	$10,980,000
Work-in-process	5,153,000	3,074,000
Finished goods	15,466,000	15,146,000
Total	$34,622,000	$29,200,000

5.             Financial Instruments

We account for derivative instruments and hedging activities in accordance with ASC 815, “Derivatives and Hedging,” (“ASC 815”), which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of July 31, 2010, all of our derivatives were designated as hedges.

Changes in the value of (i) the Canadian dollar against the United States dollar, (ii) the euro against the United States dollar and (iii) the British pound against the United States dollar affect our results of operations because a portion of the net assets of our Canadian subsidiaries (which are reported in our Specialty Packaging and Water Purification and Filtration segments) and Minntech’s Netherlands subsidiary (which are reported in our Dialysis and Endoscope Reprocessing segments) are denominated and ultimately settled in United States dollars but must be converted into its functional Canadian dollar or euro currency. Furthermore, as part of the restructuring of our Netherlands subsidiary, as further described in Note 18 to the Consolidated Financial Statements, certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are now denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $4,254,000 at July 31, 2010, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on August 31, 2010. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In fiscals 2010, 2009 and 2008, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies and resulted in a net currency conversion loss, net of tax, of $100,000, $200,000 and $230,000, respectively, on the items hedged. Gains and losses related to the hedging contracts to buy Canadian dollars, euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

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

Level 3: Unobservable inputs for the asset or liability.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	July 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Bank deposits and certificates of deposit	$17,696,000	$—	$—	$17,696,000
Money markets	4,916,000	—	—	4,916,000
Total cash and cash equivalents	$22,612,000	$—	$—	$22,612,000

	July 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Bank deposits and certificates of deposit	$11,821,000	$—	$—	$11,821,000
Money markets	11,547,000	—	—	11,547,000
Total cash and cash equivalents	$23,368,000	$—	$—	$23,368,000

As of July 31, 2010 and 2009, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of July 31, 2010 and 2009, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were comparable to market interest rates.

6.             Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $5,105,000, $5,152,000 and $5,674,000 for fiscals 2010, 2009 and 2008, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	July 31, 2010
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$26,205,000	$(12,102,000)	$14,103,000
Technology	9,267,000	(6,085,000)	3,182,000
Brand names	9,556,000	(4,829,000)	4,727,000
Non-compete agreements	1,901,000	(1,536,000)	365,000
Patents and other registrations	1,251,000	(307,000)	944,000
	48,180,000	(24,859,000)	23,321,000
Trademarks and tradenames	9,396,000	—	9,396,000
Total intangible assets	$57,576,000	$(24,859,000)	$32,717,000

	July 31, 2009
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$26,977,000	$(10,592,000)	$16,385,000
Technology	9,345,000	(5,304,000)	4,041,000
Brand names	9,546,000	(3,798,000)	5,748,000
Non-compete agreements	1,863,000	(1,223,000)	640,000
Patents and other registrations	1,140,000	(221,000)	919,000
	48,871,000	(21,138,000)	27,733,000
Trademarks and tradenames	9,309,000	—	9,309,000
Total intangible assets	$58,180,000	$(21,138,000)	$37,042,000

Estimated annual amortization expense of our intangible assets for the next five years is as follows:

Year Ending July 31,
2011	$4,820,000
2012	4,355,000
2013	4,281,000
2014	4,087,000
2015	3,912,000

Goodwill changed during fiscals 2010 and 2009 as follows:

	Water
	Purification	Healthcare		Endoscope		Total
	and Filtration	Disposables	Dialysis	Reprocessing	All Other	Goodwill

Balance, July 31, 2008	$37,191,000	$50,473,000	$8,133,000	$9,648,000	$8,513,000	$113,958,000
Acquisitions	1,466,000	—	—	—	—	1,466,000
Earnout on acquisitions	—	157,000	—	—	—	157,000
Adjustments primarily relating to income tax exposure of acquisitions	(38,000)	—	—	—	—	(38,000)
Foreign currency translation	(244,000)	—	—	—	(304,000)	(548,000)
Balance, July 31, 2009	38,375,000	50,630,000	8,133,000	9,648,000	8,209,000	114,995,000
Acquisitions	1,217,000	—	—	—	—	1,217,000
Foreign currency translation	255,000	—	—	—	316,000	571,000
Balance, July 31, 2010	$39,847,000	$50,630,000	$8,133,000	$9,648,000	$8,525,000	$116,783,000

On July 31, 2010 and 2009, we performed impairment studies of the Company’s goodwill, trademarks and trade names and concluded that such assets were not impaired.

7.             Warranties

A summary of activity in the warranty reserves follows:

	Year Ended July 31,
	2010	2009

Beginning balance	$949,000	$916,000
Acquisitions	10,000	10,000
Provisions	1,826,000	1,345,000
Charges	(1,605,000)	(1,281,000)
Foreign currency translation	1,000	(41,000)
Ending Balance	$1,181,000	$949,000

The warranty provisions and charges during fiscals 2010 and 2009 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Consolidated Balance Sheets.

8.             Financing Arrangements

In conjunction with the acquisition of Crosstex, we entered into amended and restated credit facilities dated as of August 1, 2005 (the “U.S. Credit Facilities”) with a consortium of lenders to fund the cash consideration paid in the acquisition and costs associated with the acquisition, as well as to modify our existing United States credit facilities. The U.S. Credit Facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility expiring August 1, 2011 and (ii) a five-year $50.0 million senior secured revolving credit facility that was scheduled to expire on August 1, 2010. Amounts we repay under the term loan facility may not be re-borrowed. On May 28, 2010, we amended the U.S. Credit Facilities, which amendment included the extension of the termination date for the revolving credit facility to August 1, 2011. Debt issuance costs relating to the U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $297,000 at July 31, 2010.

At July 31, 2010, borrowings under the U.S. Credit Facilities bear interest at rates ranging from 0.50% to 1.50% above the lender’s base rate, or at rates ranging from 1.50% to 2.50% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the U.S. Credit Facilities (“EBITDA”). At July 31, 2010, the lender’s base rate was 3.25% and the LIBOR rates applicable to our outstanding borrowings ranged from 0.35% to 1.21%. The margins applicable to our outstanding borrowings at July 31, 2010 were 0.50% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at July 31, 2010. The U.S. Credit Facilities also provide for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at July 31, 2010.

The U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex, and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay cash dividends on our Common Stock in excess of $3,000,000 without the consent of our United States lenders. As of July 31, 2010, we were in compliance with all financial and other covenants under the U.S. Credit Facilities.

On July 31, 2010, we had $21,000,000 of outstanding borrowings under the U.S. Credit Facilities, which consisted of $10,000,000 and $11,000,000 under the term loan facility and the revolving credit facility, respectively, and $39,000,000 was available to be borrowed under our revolving credit facility. In September 2010, we repaid $6,000,000 under the revolving credit facility and $2,500,000 under our term loan facility reducing our total outstanding borrowings to $12,500,000 by the end of September. In October, we borrowed $20,500,000 under our revolving credit facility to fund a portion of the purchase price of the Gambro Acquisition. The maturities of our credit facilities are described in Note 10 to the Consolidated Financial Statements.

The U.S. Credit Facilities have a termination date of August 1, 2011. Although we may repay a portion of our outstanding borrowings throughout fiscal 2011, we do not presently anticipate paying off the revolving credit facility in full by its termination date. We are in discussions with our bank syndicate regarding modifications to such facility and expect to formally modify the facility before the expiration date. However, since any modification will not be completed until later in fiscal 2011, we will be required to reclassify the entire outstanding balance of the revolver from long-term to current in periods subsequent to July 31, 2010.

9.             Income Taxes

The consolidated effective tax rate from operations was 36.8%, 37.6% and 37.2% for fiscals 2010, 2009, and 2008, respectively, and reflects income tax expense for our United States and international operations at their respective statutory rates.

The provision for income taxes from operations consists of the following:

	Year Ended July 31,
	2010		2009		2008
	Current	Deferred	Current	Deferred	Current	Deferred

United States:
Federal	$11,884,000	$(1,911,000)	$9,165,000	$(1,282,000)	$5,336,000	$(1,418,000)
State	1,417,000	(118,000)	1,610,000	(402,000)	1,081,000	(408,000)
Canada	410,000	(177,000)	545,000	(327,000)	657,000	(306,000)
Singapore	100,000	(19,000)	76,000	—	—	—
Netherlands	26,000	—	—	—	26,000	—
Japan	2,000	—	2,000	—	—	190,000
Total	$13,839,000	$(2,225,000)	$11,398,000	$(2,011,000)	$7,100,000	$(1,942,000)

The geographic components of income from operations before income taxes are as follows:

	Year Ended July 31,
	2010	2009	2008

United States	$30,016,000	$23,566,000	$13,330,000
Canada	1,030,000	1,296,000	1,563,000
Netherlands	106,000	(285,000)	(925,000)
Japan	(283,000)	(201,000)	(133,000)
Singapore	686,000	580,000	16,000
Total	$31,555,000	$24,956,000	$13,851,000

The effective tax rate from operations differs from the United States statutory tax rate (35.0% in 2010 and 2009 and 34.2% in 2008) due to the following:

	Year Ended July 31,
	2010	2009	2008

Expected statutory tax	$11,044,000	$8,735,000	$4,737,000
Differential attributable to foreign operations:
Canada	(126,000)	(235,000)	(186,000)
Netherlands	(11,000)	100,000	342,000
Japan	101,000	72,000	236,000
Singapore	(159,000)	(127,000)	(6,000)
State and local taxes	859,000	785,000	443,000
Extraterritorial income exclusion	—	—	(20,000)
Stock option expense	(96,000)	(193,000)	(101,000)
Tax reserve provision	165,000	—	(58,000)
Domestic production deduction	(447,000)	(449,000)	(219,000)
Taxes on foreign dividends	262,000	493,000	—
R&E tax credit	(72,000)	(197,000)	—
Change in our U.S. Federal tax rate	—	287,000	(41,000)
Other	94,000	116,000	31,000
Total income tax expense	$11,614,000	$9,387,000	$5,158,000

Deferred income tax assets and liabilities from operations are comprised of the following:

	July 31,
	2010	2009
Current deferred tax assets:
Accrued expenses	$1,268,000	$957,000
Inventories	968,000	929,000
Accounts receivable	327,000	385,000
Subtotal	2,563,000	2,271,000
Valuation allowance	(143,000)	(373,000)
	$2,420,000	$1,898,000
Non-current deferred tax assets:
Other long-term liabilities	$456,000	$597,000
Stock-based compensation	1,868,000	2,595,000
Foreign tax credit	294,000	1,058,000
Domestic NOLs	167,000	—
Foreign NOLs	1,426,000	1,705,000
Subtotal	4,211,000	5,955,000
Valuation allowance	(1,615,000)	(2,466,000)
	2,596,000	3,489,000
Non-current deferred tax liabilities:
Property and equipment	(5,306,000)	(5,841,000)
Intangible assets	(9,350,000)	(10,669,000)
Goodwill	(2,422,000)	(1,565,000)
Cumulative translation adjustment	(3,070,000)	(1,767,000)
Tax on unremitted foreign earnings	(316,000)	(25,000)
	(20,464,000)	(19,867,000)
Net non-current deferred tax liabilities	$(17,868,000)	$(16,378,000)

Deferred tax assets and liabilities have been adjusted for changes in statutory tax rates as appropriate. Such changes only have a significant impact in the United States, and to a lesser extent in Canada, where substantially all of our deferred tax items exist. Such deferred tax items existing in the United States reflect a combined U.S. Federal and state effective rate of approximately 37.7% and 38.1% for fiscals 2010 and 2009, respectively.

At July 31, 2010, we had net operating loss carryforwards (“NOLs”) for domestic tax reporting purposes of $478,000 which originated from the Purity acquisition and will begin to expire on July 31, 2029. For foreign tax reporting purposes, our NOLs at July 31, 2010 are approximately $6,031,000. Of this amount NOLs from our Japanese subsidiary total approximately $1,065,000 and will begin to expire on July 31, 2013 and NOLs from our Netherlands subsidiary total approximately $4,966,000 and will begin to expire on July 31, 2016. During fiscal 2008, we decided to place a full valuation allowance against the NOLs of our Japanese subsidiary. Full valuation allowances have been established for all of the foreign NOLs as we currently believe it is more likely than not that we will not utilize such NOLs.

During fiscal 2010, no dividends were repatriated from our foreign subsidiaries. However, we have provided U.S. federal and state income taxes and foreign withholding taxes related to an anticipated repatriation from one of our Canadian subsidiaries in fiscal 2011. During fiscal 2009, we repatriated dividends of approximately $11,400,000 from our foreign subsidiaries for which we provided U.S. Federal and state income taxes and foreign withholding taxes. During fiscal 2008, no dividends were repatriated from our foreign subsidiaries.

We have a deferred tax asset of $294,000 related to a foreign tax credit that resulted from a dividend repatriation during fiscal 2006. This foreign tax credit carryover expires on July 31, 2016.  A valuation allowance was established against the foreign tax credit in fiscal 2006. The valuation allowance decreased during fiscal 2010 by approximately $1,034,000. The decrease was mainly attributable to additional foreign source income generated during fiscal 2010 due to the foreign dividend repatriation and the fiscal 2011 anticipated repatriation for which taxes have been provided. As we currently do not expect significant future additional foreign source income, a valuation allowance has been established for this foreign tax credit as we currently believe that it is more likely than not that we will not utilize such foreign tax credit.

We decreased our overall valuation allowances during fiscal 2010 by $1,081,000, from $2,839,000 at July 31, 2009 to $1,758,000 at July 31, 2010, primarily due to the decrease in the foreign tax credit valuation allowance.

A portion of the undistributed earnings of our foreign subsidiaries, which relate to our Canadian operations, amounting to approximately $7,867,000 was considered to be indefinitely reinvested at July 31, 2010. Accordingly, no provision has been made for United States income taxes that might result from repatriation of these earnings.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. The majority of our unrecognized tax benefits originated from acquisitions. Previously, any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions were recorded as an increase or decrease to goodwill. On August 1, 2009, we adopted ASC 805 which requires the resolution of income tax uncertainties that predate or result from acquisitions to be recognized in our results of operations beginning with fiscal 2010. However, if our unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our overall effective tax rate due to the size of the unrecognized tax benefits in relation to our income before income taxes. Except for decreases due to the lapse of applicable statutes of limitation, we do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2008	$427,000
Lapse of statute of limitations	(47,000)
Unrecognized tax benefits on July 31, 2009	380,000
Lapse of statute of limitations	(172,000)
Unrecognized tax benefits on July 31, 2010	$208,000

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2004.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Consolidated Financial Statements. However, such amounts have been relatively insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

10.          Commitments and Contingencies

Long-term contractual obligations

As of July 31, 2010, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2011	2012	2013	2014	2015	Thereafter	Total

Maturities of the credit facilities (1)	$10,000	$11,000	$—	$—	$—	$—	$21,000
Expected interest payments under the credit facilities (2)	340	1	—	—	—	—	341
Minimum commitments under noncancelable operating leases	3,181	2,375	1,705	1,370	1,005	5,574	15,210
Minimum commitments under noncancelable capital leases	14	—	—	—	—	—	14
Deferred compensation and other	406	264	38	33	34	132	907
Employment agreements	3,073	356	—	—	—	—	3,429
Total contractual obligations	$17,014	$13,996	$1,743	$1,403	$1,039	$5,706	$40,901

(1)           As of July 31, 2010, annual required payments during the year ending July 31, 2012 represent the outstanding balance on the revolving credit facility since the May 28, 2010 amendment to our revolving credit facility extended the expiration date from August 1, 2010 to August 1, 2011. In September 2010, we repaid $6,000,000 under the revolving credit facility and $2,500,000 under our term loan facility reducing our total outstanding borrowings to $12,500,000 at the end of September. In October, we borrowed $20,500,000 under our revolving credit facility to fund a portion of the purchase price of the Gambro Acquisition thereby increasing total outstanding borrowings to $33,000,000. The remaining purchase price of $3,100,000 is payable in six equal quarterly payments ending April 2012.

(2)           The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.37% and 1.93%, respectively, which were our interest rates on outstanding borrowings at July 31, 2010.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Six of the more significant leases that contain escalation clauses are two building leases for our Water Purification and Filtration business, two building leases for our Healthcare Disposables business and two building leases for our Specialty Packaging business. The two Water Purification and Filtration building leases are for the United States headquarters in suburban Philadelphia, Pennsylvania and the Canadian headquarters in suburban Toronto, Ontario. The lease for the Philadelphia building provides for monthly base rent of approximately $16,200 during fiscal 2011 and escalates annually to approximately $20,100 in fiscal 2025 when it expires. The Toronto building lease provides for monthly base rent of approximately $16,000 in fiscal 2011 and escalates to approximately $16,800 in fiscal 2015 when it expires. Both the Philadelphia and Toronto building leases are guaranteed by Cantel. The Healthcare Disposables segment has two significant building leases with escalation clauses that are used for manufacturing and warehousing. One building in Sharon, Pennsylvania provides for monthly base rent of approximately $18,100 during fiscal 2011 and escalates annually to approximately $20,800 in fiscal 2024 when it expires. The second building lease in Santa Fe Springs, California provides for monthly base rent of approximately $17,700 in fiscal 2011, escalating annually thereafter to approximately $19,300 in fiscal 2015 when it expires. Additionally, our Specialty Packaging segment has two significant building leases with escalation clauses that are used for manufacturing and warehousing. One building lease in Edmonton, Alberta is a new lease beginning November 1, 2010 and provides for monthly base rent of approximately $8,100 escalating annually thereafter to approximately $9,049 in fiscal 2021 when it expires. The second building lease in Glen Burnie, Maryland provides for monthly base rent of $6,400 during fiscal 2011 and escalates annually to approximately $6,600 in fiscal 2013 when it expires.

Rent expense related to operating leases for fiscal 2010 was recorded on a straight-line basis and aggregated $3,875,000, compared with $3,679,000 and $3,466,000 for fiscals 2009 and 2008, respectively.

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

11.          Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2010	2009	2008

Cost of sales	$130,000	$70,000	$43,000
Operating expenses:
Selling	410,000	216,000	123,000
General and administrative	2,560,000	2,884,000	1,778,000
Research and development	30,000	17,000	17,000
Total operating expenses	3,000,000	3,117,000	1,918,000
Stock-based compensation before income taxes	3,130,000	3,187,000	1,961,000
Income tax benefits	(1,137,000)	(1,226,000)	(758,000)
Total stock-based compensation expense, net of tax	$1,993,000	$1,961,000	$1,203,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.12	$0.12	$0.07

Diluted	$0.12	$0.12	$0.07

The above stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits (which pertain only to stock awards and options that do not qualify as incentive stock options) were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense.

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

Most of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At July 31, 2010, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $3,812,000 with a remaining weighted average period of 20 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Stock awards were not granted prior to February 1, 2007. Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2007	175,000	$16.57
Granted	130,500	10.50
Canceled	(31,421)	16.25
Vested	(66,914)	16.53
Nonvested stock awards at July 31, 2008	207,165	12.81
Granted	101,000	14.59
Vested	(81,837)	13.42
Nonvested stock awards at July 31, 2009	226,328	13.38
Granted	47,825	15.97
Vested	(115,501)	13.76
Nonvested stock awards at July 31, 2010	158,652	$13.89

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during fiscals 2010, 2009 and 2008:

Weighted-Average
Black-Scholes Option	Year Ended July 31,
Valuation Assumptions	2010	2009	2008

Dividend yield (1)	0.06%	0.00%	0.00%
Expected volatility (2)	0.452	0.428	0.340
Risk-free interest rate (3)	1.96%	1.74%	2.91%
Expected lives (in years) (4)	3.68	4.06	3.87

(1) The weighted average dividend yield was 0.60% for options granted after the declaration of our first dividend in January 2010. Previously, we did not issue dividends and therefore the dividend yield was zero. The weighted average dividend yield for fiscal 2010 was 0.06%.

(2) Volatility was based on historical closing prices of our Common Stock.

(3) The U.S. Treasury rate based on the expected life at the date of grant.

(4) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain incentive options granted under the 1997 Employee Plan and to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. In fiscals 2010, 2009 and 2008, the weighted average fair value of all options granted was $5.71, $5.12 and $3.35, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $1,672,000, $1,241,000 and $2,361,000 in fiscals 2010, 2009 and 2008, respectively. The aggregate fair value of all options vested was approximately $1,069,000, $1,036,000 and $1,475,000 in fiscals 2010, 2009 and 2008, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2007	1,848,846	$14.55
Granted	383,250	10.95
Canceled	(183,001)	16.68
Exercised	(291,303)	6.23
Expired	(3,375)	8.63
Outstanding at July 31, 2008	1,754,417	14.94
Granted	106,250	14.33
Canceled	(45,200)	17.16
Exercised	(263,292)	6.83
Expired	(46,453)	12.54
Outstanding at July 31, 2009	1,505,722	16.32
Granted	459,250	16.02
Canceled	(31,833)	17.35
Exercised	(340,876)	14.76
Expired	(164,400)	21.72
Outstanding at July 31, 2010	1,427,863	$15.95

Exercisable at July 31, 2008	1,137,624	$16.28

Exercisable at July 31, 2009	1,049,657	$17.86

Exercisable at July 31, 2010	778,864	$16.76

As of July 31, 2010, 1,367,181 of the outstanding options had vested or were expected to vest in future periods and had a weighted average exercise price of $15.96.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital or a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. In fiscals 2010 and 2009, such income tax deductions reduced income taxes payable by $1,287,000 and $745,000, respectively.

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

The following table summarizes additional information related to stock options outstanding at July 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at July 31, 2010	(Months)	Price	At July 31, 2010	(Months)	Price

$8.23 - $11.58	267,612	34	$10.39	170,234	34	$10.33
$14.13 - $19.79	807,750	40	$15.72	256,129	22	$15.60
$20.10 - $29.49	352,501	6	$20.70	352,501	6	$20.70
$8.23 - $29.49	1,427,863	30	$15.95	778,864	17	$16.76

Total Intrinsic Value	$1,834,000			$1,175,000

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

Commencing November 1, 2009, quarterly options are no longer granted to non-employee directors and, commencing July 31, 2010, the annual grants of 1,500 options to non-employee directors was changed to grants of 4,500 options that are exercisable in full on the first anniversary of the grant date.

Restricted stock shares outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being employed by the Company through such vesting date. At July 31, 2010, options to purchase 922,362 shares of Common Stock were outstanding, and 158,652 unvested restricted stock shares were outstanding, under the 2006 Plan. At July 31, 2010, 193,583 shares are available for issuance pursuant to stock options and stock appreciation rights and 462,096 shares are available for issuance pursuant to restricted stock and other stock awards. The 2006 Plan expires on November 13, 2016.

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

At July 31, 2010, options to purchase 477,751 shares of Common Stock were outstanding under the 1997 Employee Stock Option Plan. No additional options will be granted under this plan.

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

At July 31, 2010, options to purchase 27,750 shares of Common Stock were outstanding under the 1998 Directors’ Stock Option Plan. No additional options will be granted under this plan.

12.          Accumulated Other Comprehensive Income

The Company’s comprehensive income for fiscals 2010, 2009 and 2008 is set forth in the following table:

	Year Ended July 31,
	2010	2009	2008

Net income	$19,941,000	$15,569,000	$8,693,000
Other comprehensive (loss) income:
Unrealized loss on interest cap, net of tax	—	(93,000)	—
Realized loss on interest cap, net of tax	—	93,000	—
Foreign currency translation, net of tax	(236,000)	(2,010,000)	1,797,000
Comprehensive income	$19,705,000	$13,559,000	$10,490,000

We purchased an interest rate cap agreement at the end of our fiscal 2008, which capped three-month LIBOR on outstanding borrowings under our term loan facility at 4.25%. In July 2009, this interest rate cap agreement was determined to be ineffective since the interest rates on substantially all of our outstanding borrowings under our term loan facility were protected under LIBOR contracts substantially below 4.25%. Accordingly, we reclassified the ineffective portion of the change in fair value of the interest rate cap agreement from an unrealized loss in accumulated other comprehensive income into a recognized loss in interest expense in the Consolidated Statements of Income.

For purposes of translating the balance sheet at July 31, 2010 compared with July 31, 2009, the value of the Canadian dollar increased and the euro decreased by approximately 4.7% and 7.2%, respectively, compared with the value of the United States dollar. The total of these currency movements increased the accumulated translation adjustment before tax. However, due to a tax adjustment relating to foreign repatriations, the accumulated translation adjustment decreased by $236,000 during fiscal 2010 to $8,045,000 at July 31, 2010, from $8,281,000 at July 31, 2009.

13.          Earnings Per Common Share

Basic EPS are computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding during the year plus the dilutive effect of Common Stock equivalents using the treasury stock method and the average market price of our Common Stock for the year.

In June 2008, the FASB issued ASC 260-10-45, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method, a change that reduces both basic and diluted EPS. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. Previously, we excluded unvested restricted stock awards in the calculation of basic EPS and included such awards in diluted EPS under the treasury stock method. ASC 260-10-45 was effective for fiscal years beginning after December 15, 2008 and therefore was adopted on August 1, 2009. All prior period EPS data presented have been adjusted retrospectively to conform to the provisions of ASC 260-10-45. In fiscals 2009 and 2008, such retrospective application caused an insignificant increase in the denominator of our weighted average shares calculation, which decreased previously reported basic EPS in fiscals 2009 and 2008 from $0.96 to $0.94 and $0.54 to $0.53, respectively, but had no impact on previously reported diluted EPS.

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Year Ended July 31,
	2010	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$19,941,000	$15,569,000	$8,693,000
Less income allocated to participating securities	(260,000)	(218,000)	(85,000)
Net income available to common shareholders	$19,681,000	$15,351,000	$8,608,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	16,554,109	16,287,446	16,116,360

Dilutive effect of stock options using the treasury stock method and the average market price for the period	190,217	57,172	163,944

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	16,744,326	16,344,618	16,280,304

Earnings per share attributable to common stock:
Basic earnings per share	$1.19	$0.94	$0.53

Diluted earnings per share	$1.18	$0.94	$0.53

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	671,901	1,308,140	1,324,351

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Year Ended July 31,
	2010	2009	2008
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	16,744,326	16,344,618	16,280,304

Participating securities	223,315	231,718	160,022

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	16,967,641	16,576,336	16,440,326

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

The Company does not currently have a publicly announced stock repurchase program. All of the shares purchased during fiscal 2010 represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options that do not qualify as incentive stock options.

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

Aggregate employer contributions recognized under these plans were $1,671,000, $1,745,000 and $1,315,000 for fiscals 2010, 2009 and 2008, respectively.

16.          Supplemental Cash Flow Information

Interest paid was $919,000, $2,256,000 and $4,332,000 for fiscals 2010, 2009 and 2008, respectively.

Income tax payments were $12,712,000, $10,602,000 and $5,774,000 for fiscals 2010, 2009 and 2008, respectively.

17.                               Information as to Operating Segments and Foreign and Domestic Operations

We are a leading provider of infection prevention and control products and services in the healthcare market. Our products include specialized medical device reprocessing systems for renal dialysis and endoscopy, dialysate concentrates and other dialysis supplies, water purification equipment, sterilants, disinfectants and cleaners, hollow fiber membrane filtration and separation products for medical and non-medical applications, and specialty packaging for infectious and biological specimens. We also provide technical maintenance for our products and offer compliance training services for the transport of infectious and biological specimens.

In accordance with FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”), we have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and operating income.

During fiscal 2010, we changed our internal reporting processes to include a new operating segment called Chemistries to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. This new operating segment is the combination of a small portion of our existing sterilant business, comprised of products sold on an OEM basis and previously recorded in our Water Purification and Filtration segment, and a new business operation that was created to capitalize on our chemistry expertise and expand our product offerings in existing and new markets within the infection prevention and control arena. All periods presented have been restated to reflect this change.

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

One customer accounted for approximately 24% of our Water Purification and Filtration segment net sales and approximately 7% of our consolidated net sales in fiscal 2010.

Healthcare Disposables, which includes single-use infection prevention and control products used principally in the dental market such as face masks, sterilization pouches, patient towels and bibs, self-sealing sterilization pouches, tray covers, surface barriers including eyewear, aprons and gowns, disinfectants, germicidal wipes, hand care products, gloves, sponges, cotton products, cups, needles and syringes, scalpels and blades, and saliva evacuators and ejectors.

Four customers collectively accounted for approximately 55% of our Healthcare Disposables segment net sales and approximately 14% of our consolidated net sales in fiscal 2010.

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

One customer collectively accounted for approximately 33% of our Dialysis segment net sales and approximately 8% of our consolidated net sales in fiscal 2010.

All Other

In accordance with quantitative thresholds established by ASC 280, we have combined for reporting purposes the Therapeutic Filtration, Specialty Packaging and Chemistries operating segments into the All Other reporting segment.

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

Chemistries, which includes sterilants, disinfectants, detergents and decontamination services used in various applications for infection prevention and control.

The operating segments follow the same accounting policies used for our Consolidated Financial Statements as described in Note 2.

Information as to operating segments is summarized below:

	Year Ended July 31,
	2010	2009	2008

Net sales:
Water Purification and Filtration	$74,527,000	$68,941,000	$66,323,000
Healthcare Disposables	69,729,000	64,085,000	58,657,000
Endoscope Reprocessing	65,577,000	52,333,000	46,924,000
Dialysis	44,667,000	56,414,000	60,075,000
All Other	19,452,000	18,277,000	17,395,000
Total	$273,952,000	$260,050,000	$249,374,000

Operating Income:
Water Purification and Filtration	$7,698,000	$6,055,000	$4,975,000
Healthcare Disposables	12,104,000	9,489,000	7,357,000
Endoscope Reprocessing	7,575,000	5,927,000	1,281,000
Dialysis	10,201,000	10,679,000	8,620,000
All Other	4,104,000	3,888,000	3,950,000
	41,682,000	36,038,000	26,183,000
General corporate expenses	(9,017,000)	(8,587,000)	(8,216,000)
Interest expense, net	(1,110,000)	(2,495,000)	(4,116,000)

Income before income taxes	$31,555,000	$24,956,000	$13,851,000

	July 31,
	2010	2009	2008
Identifiable assets:
Water Purification and Filtration	$75,920,000	$71,628,000	$70,315,000
Healthcare Disposables	97,163,000	100,279,000	104,377,000
Endoscope Reprocessing	36,208,000	33,379,000	31,546,000
Dialysis	28,076,000	29,622,000	32,536,000
All Other	19,602,000	18,582,000	20,642,000
General corporate, including cash and cash equivalents	23,696,000	24,381,000	19,774,000
Total	$280,665,000	$277,871,000	$279,190,000

	Year Ended July 31,
	2010	2009	2008
Capital expenditures:
Water Purification and Filtration	$1,909,000	$1,257,000	$1,352,000
Healthcare Disposables	1,731,000	1,071,000	952,000
Endoscope Reprocessing	605,000	801,000	869,000
Dialysis	930,000	853,000	1,429,000
All Other	426,000	231,000	356,000
General corporate	4,000	2,000	25,000
Total	$5,605,000	$4,215,000	$4,983,000

	Year Ended July 31,
	2010	2009	2008
Depreciation and amortization:
Water Purification and Filtration	$2,587,000	$2,336,000	$2,319,000
Healthcare Disposables	5,600,000	5,490,000	5,375,000
Endoscope Reprocessing	1,106,000	1,188,000	1,458,000
Dialysis	1,364,000	1,482,000	1,617,000
All Other	749,000	836,000	926,000
General corporate	32,000	37,000	37,000
Total	$11,438,000	$11,369,000	$11,732,000

Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

	Year Ended July 31,
	2010	2009	2008

Net sales:
United States	$225,725,000	$214,909,000	$203,087,000
Canada	13,225,000	10,476,000	11,217,000
Asia/Pacific	13,082,000	11,103,000	10,247,000
Europe/Africa/Middle East	17,772,000	13,366,000	15,905,000
Latin America/South America	4,148,000	10,196,000	8,918,000
Total	$273,952,000	$260,050,000	$249,374,000

	July 31,
	2010	2009	2008
Total long-lived assets:
United States	$34,779,000	$35,398,000	$35,698,000
Canada	1,223,000	1,219,000	1,435,000
Asia/Pacific	288,000	170,000	122,000
Europe	144,000	137,000	2,162,000
Total	36,434,000	36,924,000	39,417,000
Goodwill and intangible assets	149,500,000	152,037,000	155,212,000
Total	$185,934,000	$188,961,000	$194,629,000

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

In fiscals 2009 and 2008, we recorded $345,000 and $365,000, respectively, in restructuring costs, which decreased both basic and diluted earnings per share by approximately $0.02 in both years. In fiscal 2009, $163,000 was recorded in cost of sales and $182,000 was recorded in general and administrative expenses. In fiscal 2008, $275,000 was recorded in cost of sales and $90,000 was recorded in general and administrative expenses. The restructuring plan was completed by July 31, 2009 and we have not incurred any additional restructuring costs since that date. The majority of the restructuring costs were included in our Endoscope Reprocessing segment. Since the above costs were recorded in our Netherlands subsidiary, which had been experiencing losses from its operations, tax benefits on the above costs were not recorded.

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

19.          Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended July 31, 2010 and 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Net sales	$70,995,000	$66,587,000	$66,559,000	$69,811,000
Cost of sales	41,537,000	39,463,000	39,866,000	42,115,000
Gross profit	29,458,000	27,124,000	26,693,000	27,696,000
Gross profit percentage	41.5%	40.7%	40.1%	39.7%

Net income	$6,168,000	$4,876,000	$4,274,000	$4,623,000

Earnings per common share:
Basic (1)	$0.37	$0.29	$0.25	$0.27
Diluted	$0.37	$0.29	$0.25	$0.27

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Net sales	$64,406,000	$62,420,000	$66,431,000	$66,793,000
Cost of sales	40,783,000	38,809,000	40,908,000	40,071,000
Gross profit	23,623,000	23,611,000	25,523,000	26,722,000
Gross profit percentage	36.7%	37.8%	38.4%	40.0%

Net income	$3,333,000	$3,774,000	$4,183,000	$4,279,000

Earnings per common share:
Basic	$0.20	$0.23	$0.25	$0.26
Diluted	$0.20	$0.23	$0.25	$0.26

(1)  The summation of quarterly earnings per share does not necessarily equal the fiscal year earnings per share due to rounding.

20.          Legal Proceedings

In the normal course of business, we are subject to pending and threatened legal actions. It is our policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount of anticipated exposure can be reasonably estimated. We do not believe that any of these pending claims or legal actions will have a material adverse effect on our business, financial condition, results of operations or cash flows.

21.          Convertible Note Receivable

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

The notes are convertible into a newly-created series of preferred stock of BIOSAFE. Interest is payable in shares of BIOSAFE stock or in cash. The notes accrue interest at a per annum rate of 8% until the maturity date of June 30, 2011 or earlier exercise. If not paid by the maturity date, interest will accrue thereafter at a rate of 12% per annum. In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest, is included within other assets in our Consolidated Balance Sheet at July 31, 2010 and 2009. The carrying value of this investment approximates fair value due to the short maturity of the notes and the relative consistent underlying value of BIOSAFE.

CANTEL MEDICAL CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance
	Beginning				Translation	at End
	of Period	Additions		(Deductions)	Adjustments	of Period

Allowance for doubtful accounts:

Year ended July 31, 2010	$1,080,000	$59,000	(1)	$(276,000)	$7,000	$870,000

Year ended July 31, 2009	$1,021,000	$309,000		$(207,000)	$(43,000)	$1,080,000

Year ended July 31, 2008	$927,000	$404,000		$(351,000)	$41,000	$1,021,000

(1)          The significantly lower amount of additions in fiscal 2010, as compared with fiscals 2009 and 2008, was primarily due to the collection of several large delinquent receivables, which had been reserved in past fiscal years.

