Form 10-Q
period 2010-10-31
CANTEL MEDICAL CORP
filed 2010-12-10
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010.

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

Number of shares of Common Stock outstanding as of November 30, 2010: 17,064,131.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$15,954	$22,612
Accounts receivable, net of allowance for doubtful accounts of $835 at October 31 and $870 at July 31	34,075	31,870
Inventories:
Raw materials	15,043	14,003
Work-in-process	4,668	5,153
Finished goods	16,699	15,466
Total inventories	36,410	34,622
Deferred income taxes	2,436	2,420
Prepaid expenses and other current assets	3,855	3,207
Total current assets	92,730	94,731
Property and equipment, net	34,814	35,243
Intangible assets, net	40,399	32,717
Goodwill	128,555	116,783
Other assets	1,350	1,191
	$297,848	$280,665
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$33,000	$10,000
Accounts payable	10,822	9,640
Compensation payable	4,421	10,675
Accrued expenses	6,721	6,370
Deferred revenue	3,446	4,233
Acquisition payable	2,067	—
Dividends payable	1,026	—
Income taxes payable	2,329	66
Total current liabilities	63,832	40,984

Long-term debt	—	11,000
Deferred income taxes	17,440	17,868
Long-term acquisition payable	1,033	—
Other long-term liabilities	1,334	1,408

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; October 31 - 18,432,792 shares issued and 17,022,844 shares outstanding; July 31 - 18,272,574 shares issued and 16,866,284 shares outstanding	1,843	1,827
Additional paid-in capital	95,562	94,714
Retained earnings	124,312	120,363
Accumulated other comprehensive income	8,103	8,045
Treasury Stock, at cost; October 31 - 1,409,948 shares; July 31 - 1,406,290 shares	(15,611)	(15,544)
Total stockholders’ equity	214,209	209,405
	$297,848	$280,665

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	October 31,
	2010	2009

Net sales	$71,993	$70,995

Cost of sales	43,801	41,537

Gross profit	28,192	29,458

Expenses:
Selling	9,631	8,524
General and administrative	9,118	9,305
Research and development	1,629	1,265
Total operating expenses	20,378	19,094

Income before interest and income taxes	7,814	10,364

Interest expense	241	387
Interest income	(19)	(8)

Income before income taxes	7,592	9,985

Income taxes	2,617	3,817

Net income	$4,975	$6,168

Earnings per common share:
Basic	$0.29	$0.37

Diluted	$0.29	$0.37

Dividends per common share	$0.06	$—

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2010	2009

Cash flows from operating activities
Net income	$4,975	$6,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,628	1,564
Amortization	1,319	1,278
Stock-based compensation expense	765	789
Amortization of debt issuance costs	79	103
Gain on disposal of fixed assets	(11)	—
Deferred income taxes	(538)	(312)
Excess tax benefits from stock-based compensation	(20)	(7)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(2,177)	(1,415)
Inventories	1,368	(2,187)
Prepaid expenses and other current assets	(882)	(481)
Accounts payable and other current liabilities	(5,655)	(2,556)
Income taxes payable	2,369	3,512
Net cash provided by operating activities	3,220	6,456

Cash flows from investing activities
Capital expenditures	(1,192)	(1,377)
Proceeds from disposal of fixed assets	29	—
Earnout paid to Twist seller	—	(157)
Acquisition of Gambro Water	(20,600)	—
Other, net	(98)	(130)
Net cash used in investing activities	(21,861)	(1,664)

Cash flows from financing activities
Borrowings under revolving credit facility	20,500	—
Repayments under term loan facility	(2,500)	(2,500)
Repayments under revolving credit facility	(6,000)	(2,800)
Proceeds from exercises of stock options	81	240
Excess tax benefits from stock-based compensation	20	7
Purchases of treasury stock	(67)	—
Net cash provided by (used in) financing activities	12,034	(5,053)

Effect of exchange rate changes on cash and cash equivalents	(51)	(2)

Decrease in cash and cash equivalents	(6,658)	(263)
Cash and cash equivalents at beginning of period	22,612	23,368
Cash and cash equivalents at end of period	$15,954	$23,105

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                                                          Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2010 (the “2010 Form 10-K”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet at July 31, 2010 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at each of October 31, 2010 and July 31, 2010, Minntech Corporation (“Minntech”), Crosstex International Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

During our fourth quarter of fiscal 2010, we changed our internal reporting processes to include a new operating segment called Chemistries to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. This new operating segment is the combination of a small portion of our existing sterilant business, comprised of products sold on an OEM basis and previously recorded in our Water Purification and Filtration segment, and a new business operation that was created to capitalize on our chemistry expertise and expand our product offerings in existing and new markets within the infection prevention and control arena. As a result of this internal reorganization, certain research and development projects were reclassified among segments. All prior period segment results have been restated to reflect this change.

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

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro Renal Products, Inc.

(“GRP”) and a Swedish-based affiliate of GRP (collectively, “Gambro”) certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis (“Gambro Water” or the “Gambro Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Gambro Water’s results of operations are included in our results of operations for the three months ended October 31, 2010 subsequent to its acquisition date and are excluded from the three months ended October 31, 2009.

On June 1, 2010, we acquired all of the issued and outstanding stock of Purity Water Company of San Antonio, Inc. (“Purity”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Purity’s results of operations are included in our results of operations for the three months ended October 31, 2010 and are excluded from the three months ended October 31, 2009.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

We performed a review of events subsequent to October 31, 2010. Based upon that review, no subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                                                          Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2010	2009

Cost of sales	$38,000	$18,000
Operating expenses:
Selling	115,000	69,000
General and administrative	604,000	698,000
Research and development	8,000	4,000
Total operating expenses	727,000	771,000
Stock-based compensation before income taxes	765,000	789,000
Income tax benefits	(275,000)	(290,000)
Total stock-based compensation expense, net of tax	$490,000	$499,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.03

Diluted	$0.03	$0.03

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

All of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At October 31, 2010, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $5,655,000 with a remaining weighted average period of 19 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2010	158,652	$13.89
Granted	152,550	18.19
Vested	(13,744)	15.79
Nonvested stock awards at October 31, 2010	297,458	$16.01

There were no option grants during the three months ended October 31, 2010. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during the three months ended October 31, 2009:

Weighted-Average
Black-Scholes Option	Three Months Ended
Valuation Assumptions	October 31, 2009

Dividend yield	0.00%
Expected volatility (1)	0.455
Risk-free interest rate (2)	1.95%
Expected lives (in years) (3)	3.52

(1) Volatility was based on historical closing prices of our Common Stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain incentive options granted under the 1997 Employee Plan and to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three months ended October 31, 2009, the weighted average fair value of all options granted was approximately

$5.61.  The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $52,000 and $101,000 for the three months ended October 31, 2010 and 2009, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2010	1,427,863	$15.95
Exercised	(7,668)	10.50
Expired	(3,750)	19.35
Outstanding at October 31, 2010	1,416,445	$15.97

Exercisable at July 31, 2010	778,864	$16.76

Exercisable at October 31, 2010	904,801	$16.66

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital or a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. For the three months ended October 31, 2010 and 2009, such income tax deductions reduced income taxes payable by $107,000 and $29,000, respectively.

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

Note 3.                                                          Acquisitions

Gambro Water

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis. Immediately following the acquisition, we commenced sales and service of all Gambro water products, components, parts and consumables solely intended for the United States and Puerto Rico markets. The manufacturing of these products is being transitioned into our own manufacturing facility in Plymouth, Minnesota. With annual pre-acquisition revenues of approximately $14 million (approximately 75% of such revenues are from one customer), the Gambro Acquisition expands our Water Purification and Filtration’s annual business in terms of sales, particularly with respect to product and service sales volumes in both existing and new dialysis clinics across the United States and Puerto Rico. Total consideration for the transaction, excluding acquisition-related costs of approximately $205,000, was approximately $23,697,000, of which $3,100,000 will be paid in six equal quarterly payments ending April 2012. The Gambro Acquisition is included in our Water Purification and Filtration operating segment.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets (principally inventories)	$3,180,000
Property, plant and equipment	11,000
Amortizable intangible assets:
Technology (8-year life)	1,170,000
Customer relationships (11.5- year weighted average life)	6,640,000
Non-compete agreement (14-year life)	1,050,000
Current liabilities	(63,000)
Net assets acquired	$11,988,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $11,709,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Water Purification and Filtration reporting segment.

The reasons for the acquisition were as follows: (i) the expansion of our water purification product line, particularly in the area of cost effective heat sanitizable water purification equipment, (ii) the opportunity to add an installed equipment base of business into which we can (a) increase service revenue while improving the density and efficiency of the Mar Cor service network and (b) increase consumable sales per clinic; (iii) the potential revenue and cost savings synergies and efficiencies that could be realized through optimizing and combining the acquired assets (including Gambro employees) into Mar Cor; and (iv) the expectation that the acquisition will be accretive to our future earnings per share.

For the three months ended October 31, 2010 subsequent to its acquisition, Gambro Water contributed approximately $940,000 to our net sales and $75,000 to our income before interest and income taxes, excluding acquisition-related costs. Such operating performance may not necessarily be indicative of future operating performance. The results of operations of Gambro Water are excluded from the three months ended October 31, 2009. Pro forma consolidated statement of income data has not been presented due to the unavailability of pre-acquisition Gambro Water financial statements, since Gambro Water did not maintain separate financial statements related to these purchased assets, and the expected insignificant impact of this acquisition on our consolidated net income in fiscal 2011 subsequent to its acquisition date.

Purity Water Company of San Antonio, Inc.

On June 1, 2010, Mar Cor acquired all of the issued and outstanding stock of Purity, a private company based in San Antonio, Texas with pre-acquisition annual revenues of approximately $2,300,000 that designs, installs and services high quality, high purity water systems for use in laboratory, industrial, medical, pharmaceutical and semiconductor  environments. Total consideration for the transaction was $2,014,000.

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

The acquisition of Purity is included in our results of operations for the three months ended October 31, 2010 and is excluded from our results of operations for the three months ended October 31, 2009. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Note 4.                                                          Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” (“ASU 2009-13”), which amends Accounting Standards Codification 605-25, “Revenue Recognition-Multiple-Element Arrangements.” ASU 2009-13 provides principles for the allocation of consideration among multiple-element arrangements, allowing more flexibility in identifying and accounting for separate deliverables. ASU 2009-13 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Accordingly, we adopted ASU 2009-13 on August 1, 2010. The adoption of ASU 2009-13 did not have a material effect on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2, and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy, as more fully described in Note 6 to the Condensed Consolidated Financial Statements, established by ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”). ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements, which was adopted in our third quarter of fiscal 2010, and after December 15, 2010 for Level 3 disclosure requirements, which we will adopt in our third quarter of fiscal 2011 if we have any assets valued with a Level 3 method. The adoption of ASU 2010-06 for Level 1 and 2 disclosure requirements did not have any impact upon our financial position, results of operations and financial statement disclosures due to the nature of our Level 1 assets and the lack of any assets valued with a Level 2 method.

Note 5.                                                          Other Comprehensive Income

The Company’s comprehensive income for the three months ended October 31, 2010 and 2009 is set forth in the following table:

	Three Months Ended
	October 31,
	2010	2009

Net income	$4,975,000	$6,168,000
Other comprehensive income (loss):
Foreign currency translation	58,000	(148,000)
Comprehensive income	$5,033,000	$6,020,000

Note 6.                                                          Financial Instruments

We account for derivative instruments and hedging activities in accordance with ASC 815, “Derivatives and Hedging,” (“ASC 815”), which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of October 31, 2010, all of our derivatives were designated as hedges.

Changes in the value of (i) the Canadian dollar against the United States dollar, (ii) the euro against the United States dollar and (iii) the British pound against the United States dollar affect our results of operations because a portion of the net assets of our Canadian subsidiaries (which are reported in our Specialty Packaging and Water Purification and Filtration segments)  are denominated and ultimately settled in United States dollars but must be converted into its functional Canadian dollar currency. Furthermore, certain cash bank accounts, accounts receivable, and liabilities of our United States subsidiaries, Minntech and Mar Cor, are denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $3,989,000 at October 31, 2010, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on November 30, 2010. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three months ended October 31, 2010, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies and resulted in a net currency conversion loss, net of tax, of $49,000 on the items hedged. Gains and losses related to the hedging contracts to buy Canadian dollars, euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

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

Level 3: Unobservable inputs for the asset or liability.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	October 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equilavents:
Bank deposits and certificates of deposit	$11,038,000	$—	$—	$11,038,000
Money markets	4,916,000	—	—	4,916,000
Total cash and cash equilavents	$15,954,000	$—	$—	$15,954,000

	July 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equilavents:
Bank deposits and certificates of deposit	$17,696,000	$—	$—	$17,696,000
Money markets	4,916,000	—	—	4,916,000
Total cash and cash equilavents	$22,612,000	$—	$—	$22,612,000

As of October 31, 2010 and July 31, 2010, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of October 31, 2010 and July 31, 2010, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

Note 7.                                                          Intangible Assets and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to definite life intangible assets was $1,319,000 and $1,278,000 for the three months ended October 31, 2010 and 2009, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	October 31, 2010
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$32,850,000	$(12,834,000)	$20,016,000
Technology	9,585,000	(5,344,000)	4,241,000
Brand names	9,275,000	(4,799,000)	4,476,000
Non-compete agreements	2,951,000	(1,621,000)	1,330,000
Patents and other registrations	1,260,000	(330,000)	930,000
	55,921,000	(24,928,000)	30,993,000
Trademarks and trade names	9,406,000	—	9,406,000
Total intangible assets	$65,327,000	$(24,928,000)	$40,399,000

	July 31, 2010
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$26,205,000	$(12,102,000)	$14,103,000
Technology	9,267,000	(6,085,000)	3,182,000
Brand names	9,556,000	(4,829,000)	4,727,000
Non-compete agreements	1,901,000	(1,536,000)	365,000
Patents and other registrations	1,251,000	(307,000)	944,000
	48,180,000	(24,859,000)	23,321,000
Trademarks and trade names	9,396,000	—	9,396,000
Total intangible assets	$57,576,000	$(24,859,000)	$32,717,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2011 and the next five years is as follows:

Nine month period ending July 31, 2011	$4,199,000
Fiscal 2012	5,172,000
Fiscal 2013	5,098,000
Fiscal 2014	4,903,000
Fiscal 2015	4,727,000
Fiscal 2016	1,569,000

Goodwill changed during fiscal 2010 and the three months ended October 31, 2010 as follows:

	Water
	Purification	Endoscope	Healthcare			Total
	and Filtration	Reprocessing	Disposables	Dialysis	All Other	Goodwill

Balance, July 31, 2009	$38,375,000	$9,648,000	$50,630,000	$8,133,000	$8,209,000	$114,995,000
Acquisition	1,217,000	—	—	—	—	1,217,000
Foreign currency translation	255,000	—	—	—	316,000	571,000
Balance, July 31, 2010	39,847,000	9,648,000	50,630,000	8,133,000	8,525,000	116,783,000
Acquisition	11,709,000	—	—	—	—	11,709,000
Foreign currency translation	27,000	—	—	—	36,000	63,000
Balance, October 31, 2010	$51,583,000	$9,648,000	$50,630,000	$8,133,000	$8,561,000	$128,555,000

On July 31, 2010, we performed impairment studies of the Company’s goodwill and trademarks and trade names and concluded that such assets were not impaired.

Note 8.                                                          Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended
	October 31,
	2010	2009

Beginning balance	$1,181,000	$949,000
Acquisitions	10,000	—
Provisions	611,000	427,000
Charges	(515,000)	(401,000)
Ending balance	$1,287,000	$975,000

The warranty provisions and charges during the three months ended October 31, 2010 and 2009 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.                                                          Financing Arrangements

Our United States credit facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility, which both expire on August 1, 2011 (the “U.S. Credit Facilities”). Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the U.S Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $224,000 at October 31, 2010.

At October 31, 2010, borrowings under the U.S. Credit Facilities bear interest at rates ranging from 0.50% to 1.50% above the lender’s base rate, or at rates ranging from 1.50% to 2.50% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the facilities (“EBITDA”). At October 31, 2010, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.26% to 1.21%. The margins applicable to our outstanding borrowings at October 31, 2010 were 0.50% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at October 31,

2010. The revolving credit facility also provides for fees on the unused portion at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at October 31, 2010.

The U.S Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay annual cash dividends on our Common Stock in excess of $3,000,000 without the consent of our United States lenders. As of October 31, 2010, we were in compliance with all financial and other covenants under the credit facilities.

On October 31, 2010, we had $33,000,000 of outstanding borrowings under the U.S Credit Facilities, which consisted of $7,500,000 and $25,500,000 under the term loan facility and the revolving credit facility, respectively, and $24,500,000 was available to be borrowed under our revolving credit facility.

The U.S. Credit Facilities have a termination date of August 1, 2011. Although we may repay a portion of our outstanding borrowings under the revolver throughout fiscal 2011, we do not presently anticipate paying off the revolver in full by its termination date. We are in discussions with our bank syndicate regarding modifications to our credit facilities, including an extension of the termination date of our revolving facility, and expect to formally modify the revolving credit facility before the expiration date. However, since any modification will not be completed until later in fiscal 2011, subsequent to July 31, 2010 the entire outstanding balance of the revolver was reclassified from long-term to current.

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

We include participating securities (unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities.

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended
	October 31,
	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$4,975,000	$6,168,000
Less income allocated to participating securities	(57,000)	(87,000)
Net income available to common shareholders	$4,918,000	$6,081,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	16,712,353	16,423,016

Dilutive effect of stock options using the treasury stock method and the average market price for the period	107,553	108,274

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	16,819,906	16,531,290

Earnings per share attributable to common stock:
Basic earnings per share	$0.29	$0.37

Diluted earnings per share	$0.29	$0.37

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	906,251	1,247,251

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended
	October 31,
	2010	2009
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	16,819,906	16,531,290

Participating securities	173,218	237,347

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	16,993,124	16,768,637

Note 11.                                                   Income Taxes

The consolidated effective tax rate was 34.5% and 38.2% for the three months ended October 31, 2010 and 2009, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and an increase to a United States Federal income tax deduction, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.7% and 38.1% for the three months ended October 31, 2010 and 2009, respectively. The lower overall effective tax rate for the three months ended October 31, 2010 was principally caused by Federal tax legislation that is now fully phased in, which enabled us to claim a larger income tax deduction offered to United States manufacturers. Approximately 85% of our income before income taxes was generated from our United States operations during the three months ended October 31, 2010. For the three months ended October 31, 2009, virtually all of our income before income taxes related to our United States operations.

Approximately 8.8% of our income before income taxes was generated from our Canadian operations for the three months ended October 31, 2010 compared with an insignificant amount in the prior year period. Our Canadian operations had an overall effective tax rate of 29.0% for the three months ended October 31, 2010.

For the three months ended October 31, 2010 and 2009, approximately 3.4% and 1.2%, respectively, of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure. The overall effective tax rate for our Singapore operation was 16.4% and 8.2% for the three months ended October 31, 2010 and 2009, respectively.

Approximately 1.9% of our income before income taxes was generated from our subsidiary in Japan for the three months ended October 31, 2010 compared with a small loss in the prior year period. Due to the uncertainty of our Japan subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Japan subsidiary during the three months ended October 31, 2009, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. For the three months ended October 31, 2010, our Japan operation was slightly profitable and we recorded no income taxes due to the existence of net operating loss carryforwards.

The results of operations for our Netherlands subsidiary did not have a significant impact on our overall effective tax rate for the three months ended October 31, 2010 and 2009 due to the size of income before income taxes generated from this operation.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. The majority of our unrecognized tax benefits originated from acquisitions. Any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recognized in our results of operations.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2009	$380,000
Lapse of statute of limitations	(172,000)
Unrecognized tax benefits on July 31, 2010	208,000
Activity during the three months ended October 31, 2010	—
Unrecognized tax benefits on October 31, 2010	$208,000

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

Note 12. Commitments and Contingencies

Long-term contractual obligations

As of October 31, 2010, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$7,500	$25,500	$—	$—	$—	$—	$33,000
Expected interest payments under the credit facilities (1)	456	—	—	—	—	—	456
Minimum commitments under noncancelable operating leases	2,360	2,546	1,861	1,519	1,150	5,695	15,131
Minimum commitments under noncancelable capital leases	6	—	—	—	—	—	6
Deferred compensation and other	304	307	37	33	33	132	846
Acquisition payable	1,550	1,550	—	—	—	—	3,100
Employment agreements	1,886	943	—	—	—	—	2,829
Total contractual obligations	$14,062	$30,846	$1,898	$1,552	$1,183	$5,827	$55,368

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.48% and 1.98%, respectively, which were our weighted average interest rates on outstanding borrowings at October 31, 2010.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Acquisition payable

In connection with the Gambro Water acquisition, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, a portion of the purchase price amounting to $3,100,000 will be paid in six equal quarterly payments beginning January 2011 and ending April 2012.

Employment agreements

We had previously entered into various employment agreements with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers. All of such contracts expired and most were replaced effective January 1, 2010 with severance contracts that defined certain compensation arrangements relating to various employment termination scenarios.

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

During our fourth quarter of fiscal 2010, we changed our internal reporting processes to include a new operating segment called Chemistries to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. This new operating segment is the combination of a small portion of our existing sterilant business, comprised of products sold on an OEM basis and previously recorded in our Water Purification and Filtration segment, and a new business operation that was created to capitalize on our chemistry expertise and expand our product offerings in existing and new markets within the infection prevention and control arena. As a result of this internal reorganization, certain research and development projects were reclassified among segments. All prior period segment results have been restated to reflect these changes.

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

One customer accounted for approximately 20% of our Water Purification and Filtration segment net sales and approximately 6% of our consolidated net sales during the three months ended October 31, 2010.

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

Four customers collectively accounted for approximately 59% of our Healthcare Disposables segment net sales and approximately 14% of our consolidated net sales during the three months ended October 31, 2010.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

One customer accounted for approximately 36% of our Dialysis segment net sales and approximately 8% of our consolidated net sales during the three months ended October 31, 2010.

All Other

In accordance with quantitative thresholds established by ASC 280, we have combined the Therapeutic Filtration, Specialty Packaging and Chemistries operating segments into the All Other reporting segment.

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

None of our customers accounted for 10% or more of our consolidated net sales during the three months ended October 31, 2010 and 2009. However, as a result of the Gambro Acquisition, DaVita (the largest customer of Gambro Water) would have likely accounted for approximately 10% of our consolidated net sales for the three months ended October 31, 2010 had the acquisition occurred at the beginning of the fiscal year.

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2010 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended
	October 31,
	2010	2009

Net sales:
Water Purification and Filtration	$20,606,000	$18,114,000
Endoscope Reprocessing	19,700,000	14,790,000
Healthcare Disposables	17,321,000	20,582,000
Dialysis	9,820,000	12,829,000
All Other	4,546,000	4,680,000
Total	$71,993,000	$70,995,000

Operating income:
Water Purification and Filtration	$1,712,000	$2,027,000
Endoscope Reprocessing	2,035,000	1,728,000
Healthcare Disposables	2,870,000	4,848,000
Dialysis	2,573,000	2,988,000
All Other	580,000	1,121,000
	9,770,000	12,712,000
General corporate expenses	(1,956,000)	(2,348,000)
Interest expense, net	(222,000)	(379,000)

Income before income taxes	$7,592,000	$9,985,000

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

The notes are convertible into a newly-created series of preferred stock of BIOSAFE. Interest is payable in shares of BIOSAFE stock or in cash. The notes accrue interest at a per annum rate of 8% until the maturity date of June 30, 2011 or earlier exercise. If not paid by the maturity date, interest will accrue thereafter at a rate of 12% per annum. In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest, is included within other assets in our Condensed Consolidated Balance Sheets at October 31, 2010 and July 31, 2010. The carrying value of this investment approximates fair value due to the short maturity of the notes and the relative consistent underlying value of BIOSAFE.

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

Results of Operations provides a discussion of the consolidated results of operations for the three months ended October 31, 2010 compared with the three months ended October 31, 2009.

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

•      Endoscope Reprocessing: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes.

•      Healthcare Disposables: Single-use, infection prevention and control products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups, and disinfectants.

•      Dialysis: Medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis.

•      Therapeutic Filtration: Hollow fiber membrane filtration and separation technologies for medical applications. (Included in the All Other reporting segment.)

•      Specialty Packaging: Specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. (Included in the All Other reporting segment.)

•      Chemistries:  Sterilants, disinfectants, detergents and decontamination services used in various applications for infection prevention and control. (Included in the All Other reporting segment.)

Most of our equipment, consumables and supplies are used to help prevent the occurrence or spread of infections.

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (the “2010 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)           Despite slight growth in net sales of 1.4% to $71,993,000 for the three months ended October 31, 2010 compared with the three months ended October 31, 2009, which represents a new quarterly record for our business, net income decreased by 19.3% in the current year quarter. The primary factors that contributed to this reduction in net income, as further described elsewhere in this MD&A, were as follows:

•            a decrease in gross profit percentage to 39.2% for the three months ended October 31, 2010 from 41.5% in the comparative quarter due principally to unfavorable sales mix attributable to,

(i)            atypical demand in the prior year period for higher margin face masks and other healthcare disposables products as a result of the elevated level of reported cases of the novel H1N1 flu (swine flu), which contributed approximately $2,600,000 and $1,640,000 in incremental gross profit and net income, respectively, or $0.10 in earnings per share, and

(ii)           an increase in sales volume of lower margin capital equipment in our Endoscope Reprocessing and Water Purification and Filtration segments including sales associated with our recent acquisitions.

•            decreases in net sales and profitability in our Dialysis segment, and

•            increased investment in sales, marketing and research and development activities.

The above factors were partially offset by:

•            significant increases in net sales of capital equipment, service, disinfectants and equipment accessories in our Endoscope Reprocessing segment resulting in increased profitability for this segment,

•            favorable interest costs due to lower average outstanding borrowings, and

•            a decrease in the consolidated effective tax rate primarily due to the geographic mix of pre-tax income.

We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments and we have proactively developed our overall business to where approximately 70% of our net sales are attributable to consumable products and service.

(ii)          We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted by the continued loss of some lower margin dialysate concentrate business from both domestic and international customers as a result of the highly competitive and price sensitive market for such product, as well as the decrease in demand for our Renatron® reprocessing equipment, sterilants and reprocessing supplies, as more fully described elsewhere in this MD&A. This reduction in dialysis sales has reduced overall profitability in this segment. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. A further decrease in the market for dialysis reprocessing products is likely to result in continued loss of net sales and a lower level of profitability in this segment in the future. See “Risk Factors” in our 2010 Form 10-K for a discussion of our Dialysis segment.

(iii)         We acquired the United States water purification business of Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (“Gambro Water” or the “Gambro Acquisition”) on October 6, 2010, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(iv)        While overall sales have increased in our Water Purification and Filtration segment for the three months ended October 31, 2010 compared with the three months ended October 31, 2009, this segment’s profitability was adversely impacted by a decrease in net sales of capital equipment used for dialysis due to the slow growth of the economy, the timing of orders in the prior year period from our largest customer in this segment, lower gross margins on capital equipment due to sales mix and one-time charges related to acquiring Gambro Water, as more fully described elsewhere in this MD&A.

(v)         In fiscal 2010, we declared our first semiannual cash dividend of $0.05 per share of outstanding common stock, which was paid on each of January 29, 2010 and July 30, 2010. On October 21, 2010, we announced an increase in the semiannual cash dividend to $0.06 per share of outstanding common stock and declared the next dividend to be paid on January 28, 2011 to shareholders of record at the close of business on January 14, 2011, as more fully described elsewhere in this MD&A.

(vi)        We created a new operating segment named Chemistries, as more fully described elsewhere in this MD&A.

(vii)       We acquired the business of Purity Water Company of San Antonio, Inc. (“Purity”) on June 1, 2010, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(viii)      We amended our credit facilities on May 28, 2010 primarily to extend the termination date of the revolving credit facility from its August 1, 2010 expiration date to August 1, 2011, as well as to expand our acquisition financing capabilities, as more fully described elsewhere in this MD&A.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries. Since the Gambro Acquisition was completed on October 6, 2010, its results of operations are included in our results of operations for the portion of the three months ended October 31, 2010 subsequent to its acquisition date, but are not reflected in our results of operations for the three months ended October 31, 2009. Since the acquisition of Purity was completed on June 1, 2010, its results of operations are included in our results of operations for the three months ended October 31, 2010, but are not reflected in our results of operations for the three months ended October 31, 2009.

During our fourth quarter of fiscal 2010, we changed our internal reporting processes to include a new operating segment called Chemistries to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. This new operating segment is the combination of a small portion of our existing sterilant business, comprised of products sold on an OEM basis and previously recorded in our Water Purification and Filtration segment, and a new business operation that was created to capitalize on our chemistry expertise and expand our product offerings in existing and new markets within the infection prevention and control arena. As a result of this internal reorganization, certain research and development projects were reclassified among segments. All prior period segment results have been restated to reflect these changes.

The following discussion should also be read in conjunction with our 2010 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended
	October 31,
	2010		2009
	(Dollar amounts in thousands)
	$	%	$	%

Water Purification and Filtration	$20,606	28.6	$18,114	25.5
Endoscope Reprocessing	19,700	27.4	14,790	20.8
Healthcare Disposables	17,321	24.1	20,582	29.0
Dialysis	9,820	13.6	12,829	18.1
All Other	4,546	6.3	4,680	6.6
	$71,993	100.0	$70,995	100.0

Net Sales

Net sales increased by $998,000, or 1.4%, to $71,993,000 for the three months ended October 31, 2010 from $70,995,000 for the three months ended October 31, 2009.

The increase in net sales for the three months ended October 31, 2010 was principally attributable to increases in sales of endoscope reprocessing products and services and water purification and filtration products and services, partially offset by decreases in sales of healthcare disposables products and dialysis products.

Net sales of endoscope reprocessing products and services increased by 33.2% for the three months ended October 31, 2010, compared with the three months ended October 31, 2009, primarily due to increases in both domestic and international demand for (i) our endoscope reprocessing equipment and (ii) our service, disinfectants and equipment accessories due to the increased field population of equipment. We attribute the increased demand in our endoscope reprocessing equipment to our investments in new product offerings and sales and marketing programs. Partially offsetting these increases were slightly lower net sales as a result of decreases in selling prices of our endoscope reprocessing equipment.

Net sales of water purification and filtration products and services increased by 13.8% for the three months ended October 31, 2010, compared with the three months ended October 31, 2009, primarily due to (i) an increase in demand for capital equipment used for commercial and industrial applications, (ii) approximately $940,000 of net sales due to the Gambro Acquisition on October 6, 2010 and (iii) an increase in demand for our sterilants and filters within our installed equipment base of business. Partially offsetting these increases was a decrease in demand for our water purification equipment used for dialysis primarily as a result of the slow growth of the overall economy and the timing of orders in the prior year period from our largest customer in this segment. Increases in selling prices of our water purification products and services did not have a significant effect on net sales for the three months ended October 31, 2010, compared with the three months ended October 31, 2009.

Net sales of healthcare disposables products decreased by 15.8% for the three months ended October 31, 2010, compared with the three months ended October 31, 2009, primarily due to decreased sales volume of higher margin face masks, disinfectants and other healthcare disposables products that were in strong demand during the prior year outbreak of the novel H1N1 flu (swine flu). Although the outbreak of the novel H1N1 flu resulted in strong sales volume of higher margin face masks and other healthcare disposables products during the first four months of fiscal 2010, such sales volume has returned to a sales level that is similar to that which existed prior to the outbreak of the novel H1N1 flu, with the exception of sales to certain distributors who are overstocked with face masks, given that the elevated level of reported cases of influenza viruses has subsided and a new outbreak has not occurred. Atypical demand for face masks is highly dependent upon the severity and timing of any pandemic flu outbreak such as the recent novel H1N1 flu, the ability of our Company to educate existing customers and potential new customers on the benefits of our face masks, disinfectants and other products and the level of urgency our customers, government agencies and the general public develop and maintain with respect to epidemic and pandemic preparedness. Partially offsetting this decrease in sales volume were (i) increased demand for our sterilization accessories as a result of favorable sales and marketing initiatives and (ii) approximately $330,000 in higher net sales as a result of increases in selling prices that were implemented to offset corresponding supplier cost increases.

Net sales of dialysis products and services decreased by 23.5% for the three months ended October 31, 2010, compared with the three months ended October 31, 2009, primarily due to (i) the expected adverse impact of losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic and international customers as a result of the highly competitive and price sensitive market for this lower margin commodity product, as well as various global economic factors with respect to international demand, and (ii) a decrease in demand in the United States (including a decrease from our largest dialysis customer) for our Renatron dialyzer reprocessing equipment, sterilants and reprocessing supplies. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our lower margin dialysate concentrate product in the future as we elect not to pursue unprofitable concentrate sales. Furthermore, Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States, manufactures dialysate concentrate themselves and has been decreasing their purchases of that product from us and may continue to do so in the future. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per procedure cost of reuse dialyzers is more economical than single-use dialyzers. A further decrease in the market for dialysis reprocessing products is likely to result in continued loss of net sales and a lower level of profitability in this segment in the future. Increases in selling prices of our dialysis products did not have a significant effect on net sales for the three months ended October 31, 2010, compared with the three months ended October 31, 2009.

Gross profit

Gross profit decreased by $1,266,000, or 4.3%, to $28,192,000 for the three months ended October 31, 2010 from $29,458,000 for the three months ended October 31 2009. Gross profit as a percentage of net sales for the three months ended October 31, 2010 and 2009 was 39.2% and 41.5%, respectively.

The gross profit percentage for the three months ended October 31, 2010 decreased compared with the three months ended October 31, 2009 primarily due to (i) a less favorable sales mix due to a decrease in sales volume of high margin face masks, disinfectants and other healthcare disposables products that were in strong demand during the prior year outbreak of the novel H1N1 flu (swine flu) and increases in sales volume of certain lower margin products such as capital equipment sales in our Endoscope Reprocessing and Water Purification and Filtration segments, (ii) lower overhead absorption in our Water Purification and Filtration segment as a result of the decrease in sales of capital equipment used for dialysis, (iii) the inclusion of sales with lower gross margin as a result of acquiring Gambro Water and (iv) an increase in raw materials and distribution costs primarily due to the higher price of oil.

We cannot provide assurances that our gross profit percentage will not be further adversely affected in the future (i) by price competition in certain of our segments such as Healthcare Disposables, Endoscope Reprocessing and Dialysis, (ii) by uncertainties associated with our product mix or (iii) if raw materials and distribution costs increase and we are unable to implement price increases. Additionally, despite expensive shipping costs, some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs in certain parts of that region of the world. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior to similar products produced in China and Southeast Asia, we expect to experience significant pricing pressure that will adversely affect our gross profit for the remainder of fiscal 2011 in our Healthcare Disposables segment as a result of low cost competition in China and Southeast Asia.

Operating Expenses

Selling expenses increased by $1,107,000, or 13.0%, to $9,631,000 for the three months ended October 31, 2010 from $8,524,000 for the three months ended October 31, 2009, primarily due to (i) an increase of approximately $920,000 relating to additional sales personnel and higher incentive compensation in order to expand into new markets and gain market share principally in our Endoscope Reprocessing and Water Purification and Filtration segments, and to a lesser extent in our new Chemistries segment, and (ii) an increase of approximately $120,000 in advertising and marketing expense primarily related to our Healthcare Disposables segment.

Selling expenses as a percentage of net sales were 13.4% and 12.0% for the three months ended October 31, 2010 and 2009, respectively. The increase in our selling expense as a percentage of net sales was due to our strategic decision to invest in selling initiatives designed to gain or maintain market share as well as to expand into new markets.

General and administrative expenses decreased by $187,000 to $9,118,000 for the three months ended October 31, 2010, from $9,305,000 for the three months ended October 31, 2009, primarily due to a decrease of approximately $485,000 in incentive compensation in all of our locations and a $94,000 decrease in stock-based compensation expense, partially offset by increases of approximately $220,000 in administrative personnel, including temporary employees, and approximately $205,000 in acquisition-related costs related to the Gambro Acquisition.

General and administrative expenses as a percentage of net sales were 12.7% and 13.1% for the three months ended October 31, 2010 and 2009, respectively.

Research and development expenses (which include continuing engineering costs) increased by $364,000 to $1,629,000 for the three months ended October 31, 2010, from $1,265,000 for the three months ended October 31, 2009. This increase is primarily due to development work on certain new products in our newly created Chemistries operating segment. For the remainder of fiscal 2011, we intend to accelerate investments in research and development to leverage our new Chemistry group across various infection prevention and control opportunities.

Interest

Interest expense decreased by $146,000 to $241,000 for the three months ended October 31, 2010, from $387,000 for the three months ended October 31, 2009, primarily due to decreases in average outstanding borrowings.

Interest income increased by $11,000 to $19,000 for the three months ended October 31, 2010, from $8,000 for the three months ended October 31, 2009, due to increasing our investment in a senior subordinated convertible promissory note issued by BIOSAFE, Inc. (“BIOSAFE”), as more fully described elsewhere in this MD&A.

Income taxes

The consolidated effective tax rate was 34.5% and 38.2% for the three months ended October 31, 2010 and 2009, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and an increase to a United States Federal income tax deduction, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.7% and 38.1% for the three months ended October 31, 2010 and 2009, respectively. The lower overall effective tax rate for the three months ended October 31, 2010 was principally caused by Federal tax legislation that is now fully phased in, which enabled us to claim a larger income tax deduction offered to United States manufacturers. Approximately 85% of our income before income taxes was generated from our United States operations during the three months ended October 31, 2010. For the three months ended October 31, 2009, virtually all of our income before income taxes related to our United States operations.

Approximately 8.8% of our income before income taxes was generated from our Canadian operations for the three months ended October 31, 2010 compared with an insignificant amount in the prior year period. Our Canadian operations had an overall effective tax rate of 29.0% for the three months ended October 31, 2010.

For the three months ended October 31, 2010 and 2009, approximately 3.4% and 1.2%, respectively, of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure. The overall effective tax rate for our Singapore operation was 16.4% and 8.2% for the three months ended October 31, 2010 and 2009, respectively.

Approximately 1.9% of our income before income taxes was generated from our subsidiary in Japan for the three months ended October 31, 2010 compared with a small loss in the prior year period. Due to the uncertainty of our Japan subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Japan subsidiary during the three months ended October 31, 2009, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. For the three months ended October 31, 2010, our Japan operation was slightly profitable and we recorded no income taxes due to the existence of net operating loss carryforwards.

The results of operations for our Netherlands subsidiary did not have a significant impact on our overall effective tax rate for the three months ended October 31, 2010 and 2009 due to the size of income before income taxes generated from this operation.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. The majority of our unrecognized tax benefits originated from acquisitions. Any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recognized in our results of operations. However, if our unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our overall effective tax rate due to the size of the unrecognized tax benefits in relation to our income before income taxes. Except for decreases due to the lapse of applicable statutes of limitation, we do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2009	$380,000
Lapse of statute of limitations	(172,000)
Unrecognized tax benefits on July 31, 2010	208,000
Activity during the three months ended October 31, 2010	—
Unrecognized tax benefits on October 31, 2010	$208,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2010	2009

Cost of sales	$38,000	$18,000
Operating expenses:
Selling	115,000	69,000
General and administrative	604,000	698,000
Research and development	8,000	4,000
Total operating expenses	727,000	771,000
Stock-based compensation before income taxes	765,000	789,000
Income tax benefits	(275,000)	(290,000)
Total stock-based compensation expense, net of tax	$490,000	$499,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.03

Diluted	$0.03	$0.03

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

All of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At October 31, 2010, total unrecognized stock-based compensation expense before income taxes, related to total nonvested stock options and stock awards which are expected to vest was $5,655,000 with a remaining weighted average period of 19 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its income tax return. Accordingly, we account for the income tax effect on such income tax deductions as additional paid-in capital or a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. For the three months ended October 31, 2010 and 2009, such income tax deductions reduced income taxes payable by $107,000 and $29,000, respectively.

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

Liquidity and Capital Resources

Working capital

At October 31, 2010, the Company’s working capital was $28,898,000, compared with $53,747,000 at July 31, 2010. The decrease in working capital was primarily due to borrowing

$20,500,000 under our revolving credit facility to acquire Gambro Water and reclassifying the entire outstanding balance of our revolving credit facility from long-term to current as a result of its expiration occurring in less than one year on August 1, 2011.

Cash flows from operating activities

Net cash provided by operating activities was $3,220,000 and $6,456,000 for the three months ended October 31, 2010 and 2009, respectively. For the three months ended October 31, 2010, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes), an increase in income taxes payable (due to the timing associated with tax payments) and a decrease in inventories, partially offset by a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation payments) and an increase in accounts receivables. The increase in accounts receivable and the decrease in inventories were primarily due to strong sales of capital equipment for commercial and industrial applications in our Water Purification and Filtration segment.

For the three months ended October 31, 2009, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and an increase in taxes payable (due to the timing associated with tax payments), partially offset by increases in inventories (due to planned increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscope Reprocessing segments) and accounts receivable (due to strong October sales primarily in our Healthcare Disposables segment) and a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation payments).

Cash flows from investing activities

Net cash used in investing activities was $21,861,000 and $1,664,000 for the three months ended October 31, 2010 and 2009, respectively. For the three months ended October 31, 2010, the net cash used in investing activities was primarily for the acquisition of Gambro Water as well as capital expenditures. For the three months ended October 31, 2009, the net cash used in investing activities was primarily for capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $12,034,000 for the three months ended October 31, 2010, compared with net cash used in financing activities of $5,053,000 for the three months ended October 31, 2009. For the three months ended October 31, 2010, the net cash provided by financing activities was due primarily to a borrowing under our revolving credit facility relating to the Gambro Acquisition, partially offset by repayments under our credit facilities. For the three months ended October 31, 2009, the net cash used in financing activities was primarily attributable to repayments under our credit facilities, partially offset by proceeds from the exercises of stock options.

Dividends

In fiscal 2010, we declared our first semiannual cash dividends of $0.05 per share of outstanding common stock, which were paid on each of January 29, 2010 and July 30, 2010, which totaled $1,683,000. On October 21, 2010, we announced an increase in the semiannual cash dividend to $0.06 per share of outstanding common stock and declared the next dividend to be paid on January 28, 2011 to shareholders of record at the close of business on January 14, 2011. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Long-term contractual obligations

As of October 31, 2010, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$7,500	$25,500	$—	$—	$—	$—	$33,000
Expected interest payments under the credit facilities (1)	456	—	—	—	—	—	456
Minimum commitments under noncancelable operating leases	2,360	2,546	1,861	1,519	1,150	5,695	15,131
Minimum commitments under noncancelable capital leases	6	—	—	—	—	—	6
Deferred compensation and other	304	307	37	33	33	132	846
Acquisition payable	1,550	1,550	—	—	—	—	3,100
Employment agreements	1,886	943	—	—	—	—	2,829
Total contractual obligations	$14,062	$30,846	$1,898	$1,552	$1,183	$5,827	$55,368

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.48% and 1.98%, respectively, which were our weighted average interest rates on outstanding borrowings at October 31, 2010.

Credit facilities

Our United States credit facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility, which both expire on August 1, 2011 (the “U.S. Credit Facilities”). Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the U.S Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $224,000 at October 31, 2010.

At November 30, 2010, borrowings under our U.S. Credit Facilities bear interest at rates ranging from 0.50% to 1.50% above the lender’s base rate, or at rates ranging from 1.50% to 2.50% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the facilities (“EBITDA”). At November 30, 2010, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.25% to 1.21%. The margins applicable to our outstanding borrowings at November 30, 2010 were 0.50% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at November 30, 2010. The revolving credit facility also provides for fees on the unused portion at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at November 30, 2010.

The U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental Products, Inc.) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental Products, Inc. and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay annual cash dividends on our Common Stock in excess of $3,000,000 without the consent of our United States lenders. As of October 31, 2010, we were in compliance with all financial and other covenants under the credit facilities.

On October 31, 2010, we had $33,000,000 of outstanding borrowings under the U.S. Credit Facilities, which consisted of $7,500,000 and $25,500,000 under the term loan facility and the revolving credit facility, respectively, and $24,500,000 was available to be borrowed under our revolving credit facility. Subsequent to October 31, 2010, we repaid $1,000,000 under the revolving credit facility reducing our total outstanding borrowings to $32,000,000.

The U.S. Credit Facilities have a termination date of August 1, 2011. Although we may repay a portion of our outstanding borrowings under the revolver throughout fiscal 2011, we do not presently anticipate paying off the revolver in full by its termination date. We are in discussions with our bank syndicate regarding modifications to our credit facilities, including an extension of the termination date of the revolving credit facility, and expect to formally modify the revolving credit facility before the expiration date. However, since any modification will not be completed until later in fiscal 2011, subsequent to July 31, 2010 the entire outstanding balance of the revolver was reclassified from long-term to current.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Acquisition payable

In connection with the Gambro Water acquisition, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, a portion of the purchase price amounting to $3,100,000 will be paid in six equal quarterly payments beginning January 2011 and ending April 2012.

Employment agreements

We had previously entered into various employment agreements with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers. All of such contracts expired and most were replaced effective January 1, 2010 with severance contracts that defined certain compensation arrangements relating to various employment termination scenarios.

Convertible Note Receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note issued by BIOSAFE, Inc., in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surface. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we invested an additional $300,000 in notes of BIOSAFE in January 2010 bringing the aggregate investment in BIOSAFE notes to $500,000, as obligated under our agreement with BIOSAFE. We are not obligated to invest any additional funds.

The notes are convertible into a newly-created series of preferred stock of BIOSAFE. Interest is payable in shares of BIOSAFE stock or in cash. The notes accrue interest at a per annum rate of 8% until the maturity date of June 30, 2011 or earlier exercise. If not paid by the maturity date, interest will accrue thereafter at a rate of 12% per annum. In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest, is included within other assets in our Condensed Consolidated Balance Sheets at October 31, 2010 and July 31, 2010. The carrying value of this investment approximates fair value due to the short maturity of the notes and the relative consistent underlying value of BIOSAFE.

Financing needs

Although all of our operating segments generate significant cash from operations, our Healthcare Disposables, Dialysis, Water Purification and Filtration and Endoscope Reprocessing segments are the largest generators of cash. At October 31, 2010, we had a cash balance of $15,954,000, of which $2,907,000 was held by foreign subsidiaries. On September 28, 2010, we repatriated $5,500,000 in earnings from one of the foreign subsidiaries.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At November 30, 2010, $25,500,000 was available under our revolving credit facility, which expires on August 1, 2011.

Under the terms of our U.S. Credit Facilities we are limited to the amount of aggregate purchase price we pay for acquisitions during the duration of the credit agreement without obtaining prior bank approval. The aggregate purchase price permitted for acquisitions subsequent to May 28, 2010, the date of the latest bank amendment, without obtaining prior bank approval was $50,000,000, of which $2,014,000 and $23,697,000 was used for the acquisitions of Purity and Gambro Water, respectively.

Foreign currency

During the three months ended October 31, 2010, compared with the three months ended October 31, 2009, the average value of the Canadian dollar increased by approximately 4.0%

relative to the value of the United States dollar. Additionally, at October 31, 2010 compared with July 31, 2010, the value of the Canadian dollar relative to the value of the United States dollar increased by approximately 0.5%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2010 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

For the three months ended October 31, 2010, compared with the three months ended October 31, 2009, the average value of the euro and British pound decreased by approximately 8.8% and 4.0%, respectively, relative to the value of the United States dollar. Additionally, at October 31, 2010 compared with July 31, 2010, the value of the euro and British pound relative to the United States dollar increased by approximately 6.2% and 2.6%, respectively. Changes in the value of the euro and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2010 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $4,312,000 at November 30, 2010, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on December 31, 2010. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our U.S. Credit Facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy Canadian dollars, euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three months ended October 31, 2010, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2010, compared with the three months ended October 31, 2009, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three months ended October 31, 2010 compared with the three months ended October 31, 2009.

For purposes of translating the balance sheet at October 31, 2010 compared with July 31, 2010, the total of the foreign currency movements resulted in a foreign currency translation gain of $58,000, net of tax, for the three months ended October 31, 2010, thereby increasing stockholders’ equity.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we continually evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to dialysis, therapeutic, specialty packaging, chemistries and endoscope reprocessing products, shipment terms are generally FOB origin for common carrier and FOB destination when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. With respect to a portion of water purification and filtration product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered, or post-delivery obligations such as installation has been substantially fulfilled such that the products are deemed functional by the end-user.

A portion of our endoscope reprocessing, water purification and filtration and dialysis sales are recognized as multiple element arrangements, whereby revenue is allocated to the equipment, installation and service components based upon vendor specific objective evidence, which includes comparable historical transactions of similar equipment and installation sold as stand-alone components. If vendor-specific objective evidence of selling price is not available, we allocate revenue to the elements of the bundled arrangement using the estimated selling price method in order to qualify the components as separate units of accounting. Revenue on the equipment component is recognized as the equipment is shipped to customers and title passes. Revenue on the installation component is recognized when the installation is complete.

Revenue on service sales, including the service component of a multiple element arrangement, is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. With respect to certain service contracts in our Endoscope Reprocessing and Water Purification and Filtration operating segments, service revenue is recognized on a straight-line basis over the contractual term of the arrangement. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental, water purification and filtration and endoscope reprocessing customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $735,000 and $764,000 for the three months ended October 31, 2010 and 2009, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2010, management concluded that none of our intangible assets or goodwill was impaired. On October 31, 2010, management concluded that no events or changes in circumstances have occurred during the three months ended October 31, 2010 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

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

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective.

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

Stock-Based Compensation

We account for stock options and stock awards  under ASC 718 in which stock compensation expense is recognized for any option or stock award grant based upon the award’s fair value. Most of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. A review of our deferred tax items considers known future changes in various income tax rates, principally in the United States. If the income tax rate were to change in the future, particularly in the United States and to a lesser extent Canada, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The majority of such unrecognized tax benefits originated from acquisitions and are based primarily upon management’s assessment of exposure associated with acquired companies. Any adjustments upon resolution of income tax uncertainties that predate or result from acquisitions are recognized in our results of operations. Unrecognized tax benefits are analyzed periodically and adjustments are made as events occur to warrant adjustment to the related liability.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

•                  the adverse impact of increased competition on selling prices and our ability to compete effectively

•                  foreign currency exchange rate fluctuations and trade barriers

•                  the impact of significant government regulation on our businesses

You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the foregoing items to be a complete list of all potential risks or uncertainties. See “Risk Factors” in our 2010 Form 10-K for a discussion of the above risk factors and certain additional risk factors that you should consider before investing in the shares of our Common Stock.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2010 Form 10-K. Fluctuations in the rates of currency exchange between the United States dollar and the Canadian dollar had an insignificant impact for the three months ended October 31, 2010, compared with the three months ended October 31, 2009, upon our net income and had a favorable impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the euro and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2010 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Fluctuations in the rates of currency exchange between the United States dollar and the euro or British pound did not have a significant overall impact for the three months ended October 31, 2010, compared with the three months ended October 31, 2009, upon our net income and stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $3,989,000 at October 31, 2010, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on November 30, 2010. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our U.S. Credit Facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three months ended October 31, 2010, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2010, compared with the three months ended October 31, 2009, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income for the three months ended October 31, 2010, compared with the three months ended October 31, 2009, and a favorable impact upon stockholders’ equity primarily due to the increase in the value of the Canadian dollar relative to the United States dollar.

Interest Rate Market Risk

We have United States credit facilities for which the interest rate on outstanding borrowings is variable. Substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, interest expense is affected by the general level of interest rates in the United States as well as LIBOR interest rates.

Additionally, we amended our U.S. Credit Facilities on May 28, 2010. Due to current market conditions, the modification of our credit facilities resulted in an increase of our margins above the lender’s base rate and LIBOR, which would adversely affect our results of operations in the future if levels of outstanding borrowings increase significantly.

Market Risk Sensitive Transactions

Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2010 Form 10-K.

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

On October 6, 2010 and June 1, 2010, we acquired Gambro Water and Purity, respectively, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following these acquisitions, we enhanced our internal control process at our Mar Cor Purification subsidiary to ensure that all financial information related to these acquisitions were properly reflected in our Consolidated Financial Statements. As of October 31, 2010, all aspects of the Purity acquisition were fully integrated into Mar Cor’s existing internal control structure and we expect that all aspects of the Gambro Water acquisition will be fully integrated into Mar Cor’s existing internal control structure during the second quarter of fiscal 2011.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None.

ITEM 1A.               RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2010 Form 10-K. The risk factors disclosed in Part I, Item 1A to our 2010 Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of Common Stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month			purchased as part of	shares that may yet
of	Total number of	Average price	publicly announced	be purchased under
Purchase	shares purchased	paid per share	plans or programs	the program

August	—	—	—	—
September	—	—	—	—
October	3,658	$18.52	—	—
Total	3,658	$18.52	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  RESERVED

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

10(a)	—	Cantel Medical Corp. Long Term Incentive Compensation Plan, as amended.

10(b)	—	Cantel Medical Corp. Annual Incentive Compensation Plan, as amended.

31.1	-	Certification of Principal Executive Officer.

31.2	-	Certification of Principal Financial Officer.

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: December 10, 2010

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller