Form 10-Q
period 2011-01-31
CANTEL MEDICAL CORP
filed 2011-03-11
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011.

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

Number of shares of Common Stock outstanding as of February 28, 2011: 17,155,971.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31,	July 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$16,075	$22,612
Accounts receivable, net of allowance for doubtful accounts of $925 at January 31 and $870 at July 31	40,523	31,870
Inventories:
Raw materials	16,776	14,003
Work-in-process	5,109	5,153
Finished goods	16,110	15,466
Total inventories	37,995	34,622
Deferred income taxes	2,449	2,420
Prepaid expenses and other current assets	3,943	3,207
Total current assets	100,985	94,731
Property and equipment, net	35,242	35,243
Intangible assets, net	39,068	32,717
Goodwill	128,765	116,783
Other assets	1,512	1,191
	$305,572	$280,665
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$27,500	$10,000
Accounts payable	13,059	9,640
Compensation payable	8,254	10,675
Accrued expenses	6,810	6,436
Deferred revenue	6,236	4,233
Acquisition payable	2,067	—
Total current liabilities	63,926	40,984
Long-term debt	—	11,000
Deferred income taxes	17,717	17,868
Long-term acquisition payable	517	—
Other long-term liabilities	1,237	1,408

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; January 31 - 18,969,420 shares issued and 17,165,016 shares outstanding; July 31 - 18,272,574 shares issued and 16,866,284 shares outstanding	1,897	1,827
Additional paid-in capital	106,221	94,714
Retained earnings	130,029	120,363
Accumulated other comprehensive income	8,390	8,045
Treasury Stock, at cost; January 31 - 1,804,404 shares; July 31 - 1,406,290 shares	(24,362)	(15,544)
Total stockholders’ equity	222,175	209,405
	$305,572	$280,665

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Net sales	$81,021	$66,587	$153,014	$137,582

Cost of sales	49,629	39,463	93,430	81,000

Gross profit	31,392	27,124	59,584	56,582

Expenses:
Selling	10,792	8,711	20,423	17,235
General and administrative	10,306	9,272	19,424	18,577
Research and development	1,435	1,157	3,064	2,422
Total operating expenses	22,533	19,140	42,911	38,234

Income before interest and income taxes	8,859	7,984	16,673	18,348

Interest expense	262	339	503	726
Interest income	(19)	(8)	(38)	(16)

Income before income taxes	8,616	7,653	16,208	17,638

Income taxes	2,896	2,777	5,513	6,594

Net income	$5,720	$4,876	$10,695	$11,044

Earnings per common share:
Basic	$0.33	$0.29	$0.63	$0.66

Diluted	$0.33	$0.29	$0.62	$0.65

Dividends per common share	$—	$0.05	$0.06	$0.05

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2011	2010

Cash flows from operating activities
Net income	$10,695	$11,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,294	3,138
Amortization	2,725	2,572
Stock-based compensation expense	1,682	1,600
Amortization of debt issuance costs	159	215
(Gain) loss on disposal of fixed assets	(9)	227
Deferred income taxes	(881)	(588)
Excess tax benefits from stock-based compensation	(232)	(81)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(8,604)	(1,743)
Inventories	(162)	(4,402)
Prepaid expenses and other current assets	(960)	(345)
Accounts payable and other current liabilities	3,143	(1,599)
Income taxes payable	524	277
Net cash provided by operating activities	11,374	10,315

Cash flows from investing activities
Capital expenditures	(3,287)	(3,072)
Proceeds from disposal of fixed assets	45	—
Earnout paid to Twist seller	—	(157)
Acquisition of Gambro Water	(21,116)	—
Purchase of convertible note receivable	—	(300)
Other, net	(180)	(173)
Net cash used in investing activities	(24,538)	(3,702)

Cash flows from financing activities
Borrowings under revolving credit facility	20,500	—
Repayments under term loan facility	(5,000)	(5,000)
Repayments under revolving credit facility	(9,000)	(7,800)
Proceeds from exercises of stock options	1,344	1,692
Dividends paid	(1,029)	(840)
Excess tax benefits from stock-based compensation	232	81
Purchases of treasury stock	(481)	—
Net cash provided by (used in) financing activities	6,566	(11,867)

Effect of exchange rate changes on cash and cash equivalents	61	17

Decrease in cash and cash equivalents	(6,537)	(5,237)
Cash and cash equivalents at beginning of period	22,612	23,368
Cash and cash equivalents at end of period	$16,075	$18,131

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

The Condensed Consolidated Balance Sheet at July 31, 2010 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at each of January 31, 2011 and July 31, 2010, Minntech Corporation (“Minntech”), Crosstex International Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

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

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (collectively, “Gambro”) certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis (“Gambro Water” or the “Gambro Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Gambro Water’s results of operations are included in our results of operations for the three and six months ended January 31, 2011 subsequent to its acquisition date and are excluded from the three and six months ended January 31, 2010.

On June 1, 2010, we acquired all of the issued and outstanding stock of Purity Water Company of San Antonio, Inc. (“Purity”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Purity’s results of operations are included in our results of operations for the three and six months ended January 31, 2011 and are excluded from the three and six months ended January 31, 2010.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

On February 11, 2011, our Crosstex subsidiary acquired certain net assets of ConFirm Monitoring Systems, Inc. (“ConFirm”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Since the acquisition occurred subsequent to January 31, 2011, its results of operations are not included in our results of operations for any periods presented.

We performed a review of events subsequent to January 31, 2011. Based upon that review, no additional subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.           Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Cost of sales	$32,000	$41,000	$70,000	$59,000
Operating expenses:
Selling	101,000	110,000	216,000	179,000
General and administrative	777,000	650,000	1,381,000	1,348,000
Research and development	7,000	10,000	15,000	14,000
Total operating expenses	885,000	770,000	1,612,000	1,541,000
Stock-based compensation before income taxes	917,000	811,000	1,682,000	1,600,000
Income tax benefits	(333,000)	(293,000)	(608,000)	(583,000)
Total stock-based compensation expense, net of tax	$584,000	$518,000	$1,074,000	$1,017,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.03	$0.06	$0.06

Diluted	$0.03	$0.03	$0.06	$0.06

The above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense.

All of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At January 31, 2011, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $4,950,000 with a remaining weighted average period of 17 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2010	158,652	$13.89
Granted	157,550	18.28
Vested	(15,944)	15.97
Nonvested stock awards at January 31, 2011	300,258	$16.08

There were no option grants during the three and six months ended January 31, 2011. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during the three and six months ended January 31, 2010:

Weighted-Average	Three Months Ended	Six Months Ended
Black-Scholes Option	January 31,	January 31,
Valuation Assumptions	2010	2010

Dividend yield (1)	0.08%	0.00%
Expected volatility (2)	0.437	0.454
Risk-free interest rate (3)	2.17%	1.96%
Expected lives (in years) (4)	4.75	3.58

(1)

The weighted average dividend yield was 0.50% for options granted after the declaration of our first dividend in January 2010. Previously, we did not issue dividends and therefore the dividend yield was zero.

(2)	Volatility was based on historical closing prices of our Common Stock.
(3)	The U.S. Treasury rate on the expected life at the date of grant.
(4)	Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain options granted to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and six months ended January 31, 2010, the weighted average fair value of all options granted was approximately $6.92 and $5.67, respectively.  The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $2,113,000 and $2,165,000 for the three and six months ended January 31, 2011, respectively, and $706,000 and $807,000 for the three and six months ended January 31, 2010, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2010	1,427,863	$15.95
Exercised	(539,296)	17.95
Expired	(32,500)	22.04
Outstanding at January 31, 2011	856,067	$14.46

Exercisable at July 31, 2010	778,864	$16.76

Exercisable at January 31, 2011	389,515	$14.10

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. For the six months ended January 31, 2011 and 2010, such income tax deductions reduced income taxes payable by $833,000 and $268,000, respectively.

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

Note 3.           Acquisitions

ConFirm Monitoring Systems, Inc.

On February 11, 2011, our Crosstex subsidiary acquired certain net assets of ConFirm relating to its sterilization monitoring business. ConFirm is a private company based in Englewood, Colorado with pre-acquisition annual revenues of approximately $4,000,000 relating to biological monitoring services for dental and other healthcare customers located primarily in North America. The company offers both a mail-in service and in-office spore test kits for healthcare professionals to verify the performance of their sterilizers in accordance with industry guidelines for daily or weekly testing. Total consideration for the transaction, excluding transaction costs, was approximately $7,500,000 plus contingent consideration of up to an additional $1,000,000 based upon achievement of specified sales levels through January 31, 2012. We anticipate that this acquisition will have an insignificant contribution to our results of operations for the balance of fiscal 2011. ConFirm will be included in our Healthcare Disposables segment.

The principal reasons for the acquisition were (i) to expand our sterility assurance product portfolio, (ii) to increase the likelihood of cross-selling our existing products such as our patent-pending Sure-CheckTM sterilization pouch, (iii) to leverage Crosstex’ sales and marketing infrastructure in the dental arena and (iv) the expectation that the acquisition will be accretive to our future earnings per share beyond fiscal 2011.

Gambro Water

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis. Immediately following the acquisition, we commenced sales and service of all Gambro water products, components, parts and consumables solely intended for the United States and Puerto Rico markets. The manufacturing of these products is being transitioned into our own manufacturing facility in Plymouth, Minnesota. With annual pre-acquisition revenues of approximately $14,000,000 (approximately 75% of such revenues are from one customer), the Gambro Acquisition expands our Water Purification and Filtration’s annual business in terms of sales, particularly with respect to product and service sales volumes in both existing and new dialysis clinics across the United States and Puerto Rico. Total consideration for the transaction, excluding acquisition-related costs of approximately $240,000, was approximately $23,697,000, of which $3,100,000 will be paid in six equal quarterly payments ending April 2012. As of January 31, 2011, $516,000 of the $3,100,000 has been paid. The Gambro Acquisition is included in our Water Purification and Filtration operating segment.

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $11,709,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes over 15 years, has been included in our Water Purification and Filtration reporting segment.

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

For the three and six months ended January 31, 2011 subsequent to its acquisition, Gambro Water contributed approximately $4,012,000 and $4,952,000, respectively, to our net sales and $200,000 and $275,000, respectively, to our income before interest and income taxes, excluding acquisition-related costs of $240,000. Such operating performance may not necessarily be indicative of future operating performance. The results of operations of Gambro Water are excluded from the three and six months ended January 31, 2010. Pro forma consolidated statement of income data has not been presented due to the unavailability of pre-acquisition Gambro Water financial statements, since Gambro Water did not maintain separate financial statements related to these purchased assets, and the expected insignificant impact of this acquisition on our consolidated net income in fiscal 2011 subsequent to its acquisition date.

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

The acquisition of Purity is included in our results of operations for the three and six months ended January 31, 2011 and is excluded from our results of operations for the three and six months ended January 31, 2010. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Note 4.           Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force,” (“ASU 2010-29”), which addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for material business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) had occurred as of the beginning of the comparable prior annual reporting period only. Additional amendments expand supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for fiscal years beginning after December 15, 2010 and is applied prospectively to business combinations completed after that date. Accordingly, we will apply ASU 2010-29 to material business combinations that occur after July 31, 2011. The adoption of this updated disclosure guidance will not have any impact upon our financial position and results of operations.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2, and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy, as more fully described in Note 6 to the Condensed Consolidated Financial Statements, established by Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” (“ASC 820”). ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements, which was adopted in our third quarter of fiscal 2010, and after December 15, 2010 for Level 3 disclosure requirements, which we will adopt in our third quarter of fiscal 2011 if we have any assets valued with a Level 3 method. The adoption of ASU 2010-06 for Level 1 and 2 disclosure requirements did not have any impact upon our financial position, results of operations and financial statement disclosures due to the nature of our Level 1 assets and the lack of any assets valued with a Level 2 method.

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

Note 5.           Other Comprehensive Income

The Company’s comprehensive income for the three and six months ended January 31, 2011 and 2010 is set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Net income	$5,720,000	$4,876,000	$10,695,000	$11,044,000
Other comprehensive income:
Foreign currency translation	287,000	198,000	345,000	50,000
Comprehensive income	$6,007,000	$5,074,000	$11,040,000	$11,094,000

Note 6.           Financial Instruments

We account for derivative instruments and hedging activities in accordance with ASC 815, “Derivatives and Hedging,” (“ASC 815”), which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of January 31, 2011, all of our derivatives were designated as hedges.

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

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $4,061,000 at January 31, 2011, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on February 28, 2011. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and six months ended January 31, 2011, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies and resulted in a net currency conversion loss, net of tax, of $36,000 and $85,000, respectively, on the items hedged. Gains and losses related to the hedging contracts to buy Canadian dollars, euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

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

Level 3: Unobservable inputs for the asset or liability.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	January 31, 2011
	Level 1	Level 2	Level 3	Total
Cash and cash equilavents:
Bank deposits and certificates of deposit	$12,159,000	$—	$—	$12,159,000
Money markets	3,916,000	—	—	3,916,000
Total cash and cash equilavents	$16,075,000	$—	$—	$16,075,000

	July 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equilavents:
Bank deposits and certificates of deposit	$17,696,000	$—	$—	$17,696,000
Money markets	4,916,000	—	—	4,916,000
Total cash and cash equilavents	$22,612,000	$—	$—	$22,612,000

As of January 31, 2011 and July 31, 2010, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of January 31, 2011 and July 31, 2010, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

Note 7.           Intangible Assets and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to definite life intangible assets was $1,406,000 and $2,725,000 for the three and six months ended January 31, 2011, respectively, and $1,294,000 and $2,572,000 for the three and six months ended January 31, 2010, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	January 31, 2011
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$32,865,000	$(13,671,000)	$19,194,000
Technology	9,624,000	(5,587,000)	4,037,000
Brand names	9,275,000	(5,033,000)	4,242,000
Non-compete agreements	2,951,000	(1,721,000)	1,230,000
Patents and other registrations	1,270,000	(344,000)	926,000
	55,985,000	(26,356,000)	29,629,000
Trademarks and trade names	9,439,000	—	9,439,000
Total intangible assets	$65,424,000	$(26,356,000)	$39,068,000

	July 31, 2010
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$26,205,000	$(12,102,000)	$14,103,000
Technology	9,267,000	(6,085,000)	3,182,000
Brand names	9,556,000	(4,829,000)	4,727,000
Non-compete agreements	1,901,000	(1,536,000)	365,000
Patents and other registrations	1,251,000	(307,000)	944,000
	48,180,000	(24,859,000)	23,321,000
Trademarks and trade names	9,396,000	—	9,396,000
Total intangible assets	$57,576,000	$(24,859,000)	$32,717,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2011 and the next five years is as follows:

Six month period ending July 31, 2011	$2,802,000
Fiscal 2012	5,177,000
Fiscal 2013	5,103,000
Fiscal 2014	4,906,000
Fiscal 2015	4,727,000
Fiscal 2016	1,570,000

Goodwill changed during fiscal 2010 and the six months ended January 31, 2011 as follows:

	Water
	Purification	Endoscope	Healthcare			Total
	and Filtration	Reprocessing	Disposables	Dialysis	All Other	Goodwill

Balance, July 31, 2009	$38,375,000	$9,648,000	$50,630,000	$8,133,000	$8,209,000	$114,995,000
Acquisition	1,217,000	—	—	—	—	1,217,000
Foreign currency translation	255,000	—	—	—	316,000	571,000
Balance, July 31, 2010	39,847,000	9,648,000	50,630,000	8,133,000	8,525,000	116,783,000
Acquisition	11,709,000	—	—	—	—	11,709,000
Foreign currency translation	120,000	—	—	—	153,000	273,000
Balance, January 31, 2011	$51,676,000	$9,648,000	$50,630,000	$8,133,000	$8,678,000	$128,765,000

On July 31, 2010, we performed impairment studies of the Company’s goodwill and trademarks and trade names and concluded that such assets were not impaired.

Note 8.           Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Beginning balance	$1,287,000	$975,000	$1,181,000	$949,000
Acquisitions	—	—	10,000	—
Provisions	674,000	523,000	1,285,000	950,000
Charges	(583,000)	(357,000)	(1,098,000)	(758,000)
Ending balance	$1,378,000	$1,141,000	$1,378,000	$1,141,000

The warranty provisions and charges during the three and six months ended January 31, 2011 and 2010 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.           Financing Arrangements

Our United States credit facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility, which both expire on August 1, 2011 (the “U.S. Credit Facilities”). Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the U.S Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $150,000 at January 31, 2011.

At January 31, 2011, borrowings under the U.S. Credit Facilities bear interest at rates ranging from 0.50% to 1.50% above the lender’s base rate, or at rates ranging from 1.50% to 2.50% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the facilities (“EBITDA”). At January 31, 2011, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.26% to 1.21%. The margins applicable to our outstanding borrowings at January 31, 2011 were 0.50% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at January 31, 2011. The revolving credit facility also provides for fees on the unused portion at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at January 31, 2011.

The U.S Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay annual cash dividends on our Common Stock in excess of $3,000,000 without the consent of our United States lenders. As of January 31, 2011, we were in compliance with all financial and other covenants under the credit facilities.

On January 31, 2011, we had $27,500,000 of outstanding borrowings under the U.S Credit Facilities, which consisted of $5,000,000 and $22,500,000 under the term loan facility and the revolving credit facility, respectively, and $27,500,000 was available to be borrowed under our revolving credit facility.  Subsequent to January 31, 2011, we borrowed $7,500,000 in conjunction with the ConFirm acquisition and later repaid $1,000,000 under the revolving credit facility increasing our total outstanding borrowings to $34,000,000.

The U.S. Credit Facilities have a termination date of August 1, 2011. Although we may repay a portion of our outstanding borrowings under the revolver throughout fiscal 2011, we do not presently anticipate paying off the revolver in full by its termination date. We are in discussions with our bank syndicate regarding modifications to our credit facilities, including an extension of the termination date of our revolving facility, and expect to formally modify the revolving credit facility before the expiration date. However, since any modification will not be completed until later in fiscal 2011, the entire outstanding balance of the revolver was reclassified from long-term to current subsequent to July 31, 2010.

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$5,720,000	$4,876,000	$10,695,000	$11,044,000
Less income allocated to participating securities	(93,000)	(78,000)	(150,000)	(167,000)
Net income available to common shareholders	$5,627,000	$4,798,000	$10,545,000	$10,877,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	16,808,192	16,486,818	16,760,273	16,454,918

Dilutive effect of stock options using the treasury stock method and the average market price for the period	236,218	222,240	172,821	174,429

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	17,044,410	16,709,058	16,933,094	16,629,347

Earnings per share attributable to common stock:
Basic earnings per share	$0.33	$0.29	$0.63	$0.66

Diluted earnings per share	$0.33	$0.29	$0.62	$0.65

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	27,333	601,401	139,099	708,276

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	17,044,410	16,709,058	16,933,094	16,629,347

Participating securities	296,386	273,866	234,802	255,606

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	17,340,796	16,982,924	17,167,896	16,884,953

Note 11.         Income Taxes

The consolidated effective tax rate was 34.0% and 37.4% for the six months ended January 31, 2011 and 2010, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and the impact of various Federal tax legislation changes, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 35.5% and 37.9% for the six months ended January 31, 2011 and 2010, respectively. The lower overall effective tax rate for the six months ended January 31, 2011 was principally caused by (i) Federal tax legislation enacted in December 2010 that enabled us to claim the research and experimentation tax credit and (ii) Federal tax legislation that is now fully phased in, which enabled us to claim a larger income tax deduction offered to United States manufacturers. Approximately 90% of our income before income taxes was generated from our United States operations during the six months ended January 31, 2011. For the six months ended January 31, 2010, approximately 96% of our income before income taxes related to our United States operations.

Approximately 7% of our income before income taxes was generated from our Canadian operations for the six months ended January 31, 2011 compared with approximately 3% of our income before income taxes in the prior year period. Our Canadian operations had an overall effective tax rate of 28.3% and 27.6% for the six months ended January 31, 2011 and 2010, respectively.

For the six months ended January 31, 2011 and 2010, approximately 2% of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure. The overall effective tax rate for our Singapore operation was 14.2% and 11.4% for the six months ended January 31, 2011 and 2010, respectively.

Approximately 1% of our income before income taxes was generated from our subsidiary in Japan for the six months ended January 31, 2011 compared with a small loss in the prior year period. Due to the uncertainty of our Japan subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Japan subsidiary during the six months ended January 31, 2010, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. For the six months ended January 31, 2011, our Japan operation was slightly profitable and we recorded no income taxes due to the existence of net operating loss carryforwards.

The results of operations for our Netherlands subsidiary did not have a significant impact on our overall effective tax rate for the six months ended January 31, 2011 and 2010 due to the size of income before income taxes generated from this operation.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2009	$380,000
Lapse of statute of limitations	(172,000)
Unrecognized tax benefits on July 31, 2010	208,000
Activity during the six months ended January 31, 2011	—
Unrecognized tax benefits on January 31, 2011	$208,000

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

Note 12.         Commitments and Contingencies

Long-term contractual obligations

As of January 31, 2011, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$5,000	$22,500	$—	$—	$—	$—	$27,500
Expected interest payments under the credit facilities (1)	265	—	—	—	—	—	265
Minimum commitments under noncancelable operating leases	1,564	2,655	1,970	1,639	1,256	6,042	15,126
Deferred compensation and other	203	253	38	33	34	132	693
Acquisition payable	1,034	1,550	—	—	—	—	2,584
Employment agreements	1,499	1,730	—	—	—	—	3,229
Total contractual obligations	$9,565	$28,688	$2,008	$1,672	$1,290	$6,174	$49,397

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.59% and 2.02%, respectively, which were our weighted average interest rates on outstanding borrowings at January 31, 2011.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Acquisition payable

In connection with the Gambro Water acquisition, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, a portion of the purchase price amounting to $3,100,000 is payable in six equal quarterly payments beginning January 2011 and ending April 2012. Accordingly, $2,584,000 remains payable at January 31, 2011.

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

Two customers collectively accounted for approximately 36% of our Water Purification and Filtration segment net sales during the six months ended January 31, 2011.

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

Four customers collectively accounted for approximately 58% of our Healthcare Disposables segment net sales during the six months ended January 31, 2011.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

One customer accounted for approximately 36% of our Dialysis segment net sales during the six months ended January 31, 2011.

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

One customer accounted for approximately 10% of our consolidated net sales during the six months ended January 31, 2011. Such net sales were recorded in our Water Purification and Filtration and Dialysis segments.

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2010 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Net sales:
Water Purification and Filtration	$24,069,000	$17,996,000	$44,675,000	$36,110,000
Endoscope Reprocessing	27,108,000	15,987,000	46,808,000	30,777,000
Healthcare Disposables	15,345,000	16,160,000	32,666,000	36,742,000
Dialysis	10,188,000	11,465,000	20,008,000	24,294,000
All Other	4,311,000	4,979,000	8,857,000	9,659,000
Total	$81,021,000	$66,587,000	$153,014,000	$137,582,000

Operating income:
Water Purification and Filtration	$1,903,000	$1,667,000	$3,615,000	$3,694,000
Endoscope Reprocessing	4,544,000	1,966,000	6,579,000	3,694,000
Healthcare Disposables	1,748,000	2,439,000	4,618,000	7,287,000
Dialysis	2,690,000	2,841,000	5,263,000	5,829,000
All Other	295,000	1,305,000	875,000	2,426,000
	11,180,000	10,218,000	20,950,000	22,930,000
General corporate expenses	(2,321,000)	(2,234,000)	(4,277,000)	(4,582,000)
Interest expense, net	(243,000)	(331,000)	(465,000)	(710,000)

Income before income taxes	$8,616,000	$7,653,000	$16,208,000	$17,638,000

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

The notes mature and are due and payable on June 30, 2011 (“Maturity Date”). The notes accrue interest at a per annum rate of 8% until the Maturity Date or earlier exercise. The entire principal amount and accrued interest are automatically payable in a newly-created series of preferred stock issued upon the closing of BIOSAFE’s next round financing on or before the Maturity Date (“Next Round Financing”). The conversion formula is adjusted depending on whether such Next Round Financing occurs before or after March 31, 2011.

If the Next Round Financing fails to occur by the Maturity Date, the notes, both principal and interest, will be payable in cash and the automatic conversion will no longer apply. If BIOSAFE defaults on such payment, interest will accrue thereafter at a rate of 12% per annum. Additionally, during the 30-day period following the Maturity Date, we may elect to convert the principal and all accrued interest into shares of common stock of BIOSAFE at a price per share equal to 70% of the fair market value. No further interest will accrue if we make such election. As of March 11, 2011, the Next Round Financing has not occurred.

In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest, is included within other assets in our Condensed Consolidated Balance Sheets at January 31, 2011 and July 31, 2010. The carrying value of this investment approximates fair value due to the short maturity of the notes and the relative consistent underlying value of BIOSAFE.

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

Results of Operations provides a discussion of the consolidated results of operations for the three and six months ended January 31, 2011 compared with the three and six months ended January 31, 2010.

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

Significant Activity

(i)                                Net sales increased by 21.7% and 11.2% for the three and six months ended January 31, 2011, respectively, compared with the three and six months ended January 31, 2010, to a new record sales level for a three and six month period. Net income increased by 17.3% for the three months ended January 31, 2011 and decreased by 3.2% for the six months ended January 31, 2011. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 65% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    significant increases in sales volume of our Endoscope Reprocessing products and services due to increased market demand for our capital equipment, equipment accessories, disinfectants and service as a result of our investments in new product offerings, sales and marketing programs, and improved economic conditions relating to capital equipment purchases, resulting in substantial increased profitability for this segment,

•                                    a decrease in the consolidated effective tax rate primarily due to the geographic mix of pre-tax income and the impact of various Federal tax legislation changes,

•                                    increased sales, but an insignificant impact on net income, as a result of our acquisition of the United States water purification business of Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (“Gambro Water” or the “Gambro Acquisition”) on October 6, 2010, as more fully described in Note 3 to the Condensed Consolidated Financial Statements,

•                                    improved sales in our Water Purification and Filtration segment primarily relating to sales of our capital equipment used for commercial and industrial applications and our sterilants and filters within our installed equipment base of business, and

•                                    favorable interest costs due to lower average outstanding borrowings.

The above factors were partially offset by:

•                                    a decrease in gross profit percentage to 38.7% and 38.9% for the three and six months ended January 31, 2011, respectively, from 40.7% and 41.1% in the comparative prior year periods due to increases in manufacturing, raw material and distribution costs and unfavorable sales mix attributable to,

(i)                                     atypical demand in the prior year periods for higher margin face masks and other healthcare disposables products as a result of the elevated level of reported cases of the novel H1N1 flu (swine flu), which contributed approximately $800,000 and $495,000 in incremental gross profit and net income, respectively, or $0.03 in earnings per share, for the three months ended January 31, 2010 and approximately $3,400,000 and $2,135,000 in incremental gross profit and net income, respectively, or $0.13 in earnings per share, for the six months ended January 31, 2010, and

(ii)                                  an increase in sales volume of lower margin capital equipment in our Endoscope Reprocessing and Water Purification and Filtration segments including sales associated with our recent acquisitions,

•                                    decreases in net sales and profitability in our Dialysis segment, and

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

(iii)                          We acquired the business of ConFirm Monitoring Systems, Inc. (“ConFirm”) on February 11, 2011, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(iv)                         We acquired the United States water purification business of Gambro Water on October 6, 2010, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(v)                            In fiscal 2010, we declared our first semiannual cash dividend of $0.05 per share of outstanding common stock, which was paid on each of January 29, 2010 and July 30, 2010. On October 21, 2010, we announced an increase in the semiannual cash dividend to $0.06 per share of outstanding common stock, which was paid on January 28, 2011 to shareholders of record at the close of business on January 14, 2011, as more fully described elsewhere in this MD&A.

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

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries. Since the acquisition of ConFirm was consummated after the second quarter of our fiscal 2011, its results of operations are not included in our results of operations for any periods presented. Since the Gambro Acquisition was completed on October 6, 2010, its results of operations are included in our results of operations for the three months ended January 31, 2011 and the portion of the six months ended January 31, 2011 subsequent to its acquisition date, but are not reflected in our results of operations for the three and six months ended January 31, 2010. Since the acquisition of Purity was completed on June 1, 2010, its results of operations are included in our results of operations for the three and six months ended January 31, 2011, but are not reflected in our results of operations for the three and six months ended January 31, 2010.

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

The following discussion should also be read in conjunction with our 2010 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2011		2010		2011		2010
	(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Water Purification and Filtration	$24,069	29.7	$17,996	27.0	$44,675	29.2	$36,110	26.2
Endoscope Reprocessing	27,108	33.5	15,987	24.0	46,808	30.6	30,777	22.4
Healthcare Disposables	15,345	18.9	16,160	24.3	32,666	21.3	36,742	26.7
Dialysis	10,188	12.6	11,465	17.2	20,008	13.1	24,294	17.7
All Other	4,311	5.3	4,979	7.5	8,857	5.8	9,659	7.0
	$81,021	100.0	$66,587	100.0	$153,014	100.0	$137,582	100.0

Net Sales

Net sales increased by $14,434,000, or 21.7%, to $81,021,000 for the three months ended January 31, 2011 from $66,587,000 for the three months ended January 31, 2010.

Net sales increased by $15,432,000, or 11.2%, to $153,014,000 for the six months ended January 31, 2011 from $137,582,000 for the six months ended January 31, 2010.

The increase in net sales for the three and six months ended January 31, 2011 was principally attributable to increases in sales of endoscope reprocessing products and services and water purification and filtration products and services, partially offset by decreases in sales of dialysis products and healthcare disposables products.

Net sales of endoscope reprocessing products and services increased by 69.6% and 52.1% for the three and six months ended January 31, 2011, respectively, compared with the three and six months ended January 31, 2010, primarily due to an increase in worldwide demand, especially in the United States, for (i) our endoscope reprocessing equipment and (ii) our equipment accessories, disinfectants and service due to the increased field population of equipment. We attribute the increased demand in our endoscope reprocessing equipment to our investments in new product offerings and sales and marketing programs as well as improved economic conditions relating to capital equipment purchases. Additionally, we have benefited in the current quarter from successfully participating in a major initiative by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing standards throughout their system. The majority of this system-wide upgrade will be completed over the next few months. Partially offsetting these increases were lower selling prices, which adversely impacted net sales for the three and six months ended January 31, 2011 by approximately $1,200,000 and $1,460,000, respectively, and primarily related to the significant volume of sales during the quarter to government entities, such as Veteran Administration hospitals, which typically receive discounted pricing.

Net sales of water purification and filtration products and services increased by approximately $6,073,000 and $8,565,000 for the three and six months ended January 31, 2011, respectively, compared with the three and six months ended January 31, 2010, primarily due to (i) incremental net sales attributable to the Gambro Acquisition of approximately $4,012,000 and $4,952,000 for the three and six months ended January 31, 2011, respectively, (ii) an increase in demand for capital equipment used for commercial and industrial applications, and (iii) an increase in demand for our sterilants and filters within our installed equipment base of business. Partially offsetting these increases was a decrease in demand for our water purification equipment used for dialysis primarily as a result of the timing of orders in the prior year period from our largest customer in this segment. Increases in selling prices of our water purification products and services did not have a significant effect on net sales for the three and six months ended January 31, 2011, compared with the three and six months ended January 31, 2010.

Net sales of dialysis products and services decreased by 11.1% and 17.6% for the three and six months ended January 31, 2011, respectively, compared with the three and six months ended January 31, 2010, primarily due to (i) the expected adverse impact of losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic and international customers as a result of the highly competitive and price sensitive market for this lower margin commodity product, as well as various global economic factors with respect to international demand, and (ii) a decrease in demand in the United States (including a decrease from our largest dialysis customer) for our Renatron dialyzer reprocessing equipment, sterilants and reprocessing supplies. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our lower margin dialysate concentrate product in the future as we elect not to pursue unprofitable concentrate sales. Furthermore, Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States, manufactures dialysate concentrate themselves and has been decreasing their purchases of that product from us and may continue to do so in the future. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per procedure cost of reuse dialyzers is more economical than single-use dialyzers. A further decrease in the market for dialysis reprocessing products is likely to result in continued loss of net sales and a lower level of profitability in this segment in the future. Changes in selling prices of our dialysis products did not have a significant effect on net sales for the three and six months ended January 31, 2011, compared with the three and six months ended January 31, 2010.

Net sales of healthcare disposables products decreased by 5.0% and 11.1% for the three and six months ended January 31, 2011, respectively, compared with the three and six months ended January 31, 2010, primarily due to decreases in net sales of approximately $1,300,000 and $5,600,000 for the three and six months ended January 31, 2011, respectively, as a result of decreased sales volume of higher margin face masks and other healthcare disposables products that were in strong demand during the prior year outbreak of the novel H1N1 flu (swine flu). Although the outbreak of the novel H1N1 flu resulted in strong sales volume of higher margin face masks and other healthcare disposables products during the first four months of fiscal 2010, such sales volume has returned to a sales level that is similar to that which existed prior to the outbreak of the novel H1N1 flu, with the exception of sales to certain distributors who are overstocked with face masks, given that the elevated level of reported cases of influenza viruses has subsided and a new outbreak has not occurred. Atypical demand for face masks is highly dependent upon the severity and timing of any pandemic flu outbreak such as the recent novel H1N1 flu, the ability of our Company to educate existing customers and potential new customers on the benefits of our face masks, disinfectants and other products and the level of urgency our customers, government agencies and the general public develop and maintain with respect to epidemic and pandemic preparedness. Partially offsetting this decrease in sales volume were (i) increased demand for our sterilization accessories as a result of favorable sales and marketing initiatives and (ii) higher selling prices, which favorably impacted net sales for the three and six months ended January 31, 2011 by approximately $610,000 and $940,000, respectively. Such price increases were implemented to offset corresponding supplier cost increases.

Gross profit

Gross profit increased by $4,268,000, or 15.7%, to $31,392,000 for the three months ended January 31, 2011 from $27,124,000 for the three months ended January 31, 2010. Gross profit as a percentage of net sales for the three months ended January 31, 2011 and 2010 was 38.7% and 40.7%, respectively.

Gross profit increased by $3,002,000, or 5.3%, to $59,584,000 for the six months ended January 31, 2011 from $56,582,000 for the six months ended January 31, 2010. Gross profit as a percentage of net sales for the six months ended January 31, 2011 and 2010 was 38.9% and 41.1%, respectively.

The gross profit percentage for the three and six months ended January 31, 2011 decreased compared with the three and six months ended January 31, 2010 primarily due to (i) a less favorable sales mix due to a decrease in sales volume of high margin face masks, disinfectants and other healthcare disposables products that were in strong demand during the prior year outbreak of the novel H1N1 flu (swine flu) and increases in sales volume of certain lower margin products such as the significant increase in capital equipment sales in our Endoscope Reprocessing segment, (ii) the inclusion of sales with lower gross margin as a result of acquiring Gambro Water and (iii) an increase in raw materials and distribution costs primarily due to the higher price of oil.

We cannot provide assurances that our gross profit percentage will not be further adversely affected in the future (i) by price competition in certain of our segments such as Healthcare Disposables, Endoscope Reprocessing and Dialysis, (ii) by uncertainties associated with our product mix or (iii) if raw materials and distribution costs increase and we are unable to implement price increases. Additionally, despite expensive shipping costs, some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior to similar products produced in China and Southeast Asia, we expect to experience significant pricing pressure that will adversely affect our gross profit for the remainder of fiscal 2011 in our Healthcare Disposables segment as a result of low cost competition from products produced in China and Southeast Asia.

Operating Expenses

Selling expenses increased by $2,081,000, or 23.9%, to $10,792,000 for the three months ended January 31, 2011 from $8,711,000 for the three months ended January 31, 2010. For the six months ended January 31, 2011, selling expenses increased by $3,188,000, or 18.5%, to $20,423,000 from $17,235,000 for the six months ended January 31, 2010. These increases were primarily due to commissions on increased sales by our endoscope reprocessing direct sales force and to a lesser extent, additional sales personnel principally in our Endoscope Reprocessing and Water Purification and Filtration segments.

Selling expenses as a percentage of net sales were 13.3% and 13.1% for the three months ended January 31, 2011 and 2010, respectively, and 13.3% and 12.5% for the six months ended January 31, 2011 and 2010, respectively. The increase in our selling expense as a percentage of net sales was due to our strategic decision to invest in selling initiatives designed to gain or maintain market share as well as to expand into new markets.

General and administrative expenses increased by $1,034,000 to $10,306,000 for the three months ended January 31, 2011, from $9,272,000 for the three months ended January 31, 2010, primarily due to increases of (i) approximately $640,000 in compensation expense relating to annual salary raises, additional administrative personnel, employee benefit costs and incentive compensation including stock-based compensation expense, (ii) $165,000 in outside professional fees and (iii) $112,000 in amortization expense of intangible assets primarily relating to our acquisitions of Gambro Water and Purity.

General and administrative expenses increased by $847,000 to $19,424,000 for the six months ended January 31, 2011, from $18,577,000 for the six months ended January 31, 2010, primarily due to increases of (i) approximately $240,000 in Gambro Water acquisition-related costs including certain outside professional fees, (ii) approximately $278,000 in compensation expense and (iii) $153,000 in amortization expense of intangible assets primarily related to our acquisitions of Gambro Water and Purity.

General and administrative expenses as a percentage of net sales were 12.7% and 13.9% for the three months ended January 31, 2011 and 2010, respectively, and 12.7% and 13.5% for the six months ended January 31, 2011 and 2010, respectively.

Research and development expenses (which include continuing engineering costs) increased by $278,000 to $1,435,000 for the three months ended January 31, 2011, from $1,157,000 for the three months ended January 31, 2010. For the six months ended January 31, 2011, research and development expenses increased by $642,000 to $3,064,000, from $2,422,000 for the six months ended January 31, 2010.

These increases were primarily due to development work on certain new products in our newly created Chemistries operating segment. For the remainder of fiscal 2011, we intend to continue our acceleration of investments in research and development to leverage our new Chemistries group across various infection prevention and control opportunities.

Interest

Interest expense decreased by $77,000 to $262,000 for the three months ended January 31, 2011, from $339,000 for the three months ended January 31, 2010.  For the six months ended January 31, 2011, interest expense decreased by $223,000 to $503,000, from $726,000 for the six months ended January 31, 2010. These decreases were primarily due to decreases in average outstanding borrowings.

Interest income increased by $11,000 to $19,000 for the three months ended January 31, 2011, from $8,000 for the three months ended January 31, 2010.  For the six months ended January 31, 2011, interest income increased by $22,000 to $38,000, from $16,000 for the six months ended January 31, 2010. These increases were due to increasing our investment in a senior subordinated convertible promissory note issued by BIOSAFE, Inc. (“BIOSAFE”) during the prior year, as more fully described elsewhere in this MD&A.

Income taxes

The consolidated effective tax rate was 34.0% and 37.4% for the six months ended

January 31, 2011 and 2010, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and the impact of various Federal tax legislation changes, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 35.5% and 37.9% for the six months ended January 31, 2011 and 2010, respectively. The lower overall effective tax rate for the six months ended January 31, 2011 was principally caused by (i) Federal tax legislation enacted in December 2010 that enabled us to claim the research and experimentation tax credit and (ii) Federal tax legislation that is now fully phased in, which enabled us to claim a larger income tax deduction offered to United States manufacturers. Approximately 90% of our income before income taxes was generated from our United States operations during the six months ended January 31, 2011. For the six months ended January 31, 2010, approximately 96% of our income before income taxes related to our United States operations.

Approximately 7% of our income before income taxes was generated from our Canadian operations for the six months ended January 31, 2011 compared with approximately 3% of our income before income taxes in the prior year period. Our Canadian operations had an overall effective tax rate of 28.3% and 27.6% for the six months ended January 31, 2011 and 2010, respectively.

For the six months ended January 31, 2011 and 2010, approximately 2% of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure. The overall effective tax rate for our Singapore operation was 14.2% and 11.4% for the six months ended January 31, 2011 and 2010, respectively.

Approximately 1% of our income before income taxes was generated from our subsidiary in Japan for the six months ended January 31, 2011 compared with a small loss in the prior year period. Due to the uncertainty of our Japan subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Japan subsidiary during the six months ended January 31, 2010, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. For the six months ended January 31, 2011, our Japan operation was slightly profitable and we recorded no income taxes due to the existence of net operating loss carryforwards.

The results of operations for our Netherlands subsidiary did not have a significant impact on our overall effective tax rate for the six months ended January 31, 2011 and 2010 due to the size of income before income taxes generated from this operation.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2009	$380,000
Lapse of statute of limitations	(172,000)
Unrecognized tax benefits on July 31, 2010	208,000
Activity during the six months ended January 31, 2011	—
Unrecognized tax benefits on January 31, 2011	$208,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

Cost of sales	$32,000	$41,000	$70,000	$59,000
Operating expenses:
Selling	101,000	110,000	216,000	179,000
General and administrative	777,000	650,000	1,381,000	1,348,000
Research and development	7,000	10,000	15,000	14,000
Total operating expenses	885,000	770,000	1,612,000	1,541,000
Stock-based compensation before income taxes	917,000	811,000	1,682,000	1,600,000
Income tax benefits	(333,000)	(293,000)	(608,000)	(583,000)
Total stock-based compensation expense, net of tax	$584,000	$518,000	$1,074,000	$1,017,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.03	$0.06	$0.06

Diluted	$0.03	$0.03	$0.06	$0.06

The above stock-based compensation expense before income taxes was recorded in the

Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense.

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

All of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At January 31, 2011, total unrecognized stock-based compensation expense before income taxes, related to total nonvested stock options and stock awards which are expected to vest was $4,950,000 with a remaining weighted average period of 17 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. For the six months ended January 31, 2011 and 2010, such income tax deductions reduced income taxes payable by $833,000 and $268,000, respectively.

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

Liquidity and Capital Resources

Working capital

At January 31, 2011, the Company’s working capital was $37,059,000, compared with

$53,747,000 at July 31, 2010. The decrease in working capital was primarily due to borrowing $20,500,000 under our revolving credit facility to acquire Gambro Water and reclassifying the entire outstanding balance of our revolving credit facility from long-term to current as a result of its expiration occurring in less than one year on August 1, 2011.

Cash flows from operating activities

Net cash provided by operating activities was $11,374,000 and $10,315,000 for the six months ended January 31, 2011 and 2010, respectively. For the six months ended January 31, 2011, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and an increase in accounts payable and other current liabilities (due primarily to the timing associated with vendor and incentive compensation payments), partially offset by an increase in accounts receivable (primarily due to strong sales of Endoscope Reprocessing products and services in the three months ended January 31, 2011).

For the six months ended January 31, 2010, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes), partially offset by increases in inventories (due to planned strategic increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscope Reprocessing segments) and accounts receivable (due to strong sales primarily in our Water Purification and Filtration and Endoscope Reprocessing segments) and a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation payments).

Cash flows from investing activities

Net cash used in investing activities was $24,538,000 and $3,702,000 for the six months ended January 31, 2011 and 2010, respectively. For the six months ended January 31, 2011, the net cash used in investing activities was primarily for the acquisition of Gambro Water as well as capital expenditures. For the six months ended January 31, 2010, the net cash used in investing activities was primarily for capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $6,566,000 for the six months ended January 31, 2011, compared with net cash used in financing activities of $11,867,000 for the six months ended January 31, 2010. For the six months ended January 31, 2011, the net cash provided by financing activities was due primarily to a borrowing under our revolving credit facility relating to the Gambro Acquisition and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities and the payment of a dividend to our shareholders. For the six months ended January 31, 2010, the net cash used in financing activities was primarily attributable to repayments under our credit facilities and the payment of a dividend to our shareholders, partially offset by proceeds from the exercises of stock options.

Dividends

In fiscal 2010, we declared our first semiannual cash dividends of $0.05 per share of outstanding common stock, which were paid on each of January 29, 2010 and July 30, 2010, which totaled $1,683,000. On October 21, 2010, we announced an increase in the semiannual cash dividend to $0.06 per share of outstanding common stock, which was paid on January 28, 2011 to shareholders of record at the close of business on January 14, 2011. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Long-term contractual obligations

As of January 31, 2011, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)

Maturities of the credit facilities	$5,000	$22,500	$—	$—	$—	$—	$27,500
Expected interest payments under the credit facilities (1)	265	—	—	—	—	—	265
Minimum commitments under noncancelable operating leases	1,564	2,655	1,970	1,639	1,256	6,042	15,126
Deferred compensation and other	203	253	38	33	34	132	693
Acquisition payable	1,034	1,550	—	—	—	—	2,584
Employment agreements	1,499	1,730	—	—	—	—	3,229
Total contractual obligations	$9,565	$28,688	$2,008	$1,672	$1,290	$6,174	$49,397

(1)  The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.59% and 2.02%, respectively, which were our weighted average interest rates on outstanding borrowings at January 31, 2011.

Credit facilities

Our United States credit facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility, which both expire on August 1, 2011 (the “U.S. Credit Facilities”). Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the U.S Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $150,000 at January 31, 2011.

At February 28, 2011, borrowings under our U.S. Credit Facilities bear interest at rates ranging from 0.50% to 1.50% above the lender’s base rate, or at rates ranging from 1.50% to 2.50% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the facilities (“EBITDA”). At February 28, 2011, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.26% to 1.21%. The margins applicable to our outstanding borrowings at February 28, 2011 were 0.50% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at February 28, 2011. The revolving credit facility also provides for fees on the unused portion at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at February 28, 2011.

The U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental Products, Inc.) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental Products, Inc. and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay annual cash dividends on our Common Stock in excess of $3,000,000 without the consent of our United States lenders. As of January 31, 2011, we were in compliance with all financial and other covenants under the credit facilities.

On January 31, 2011, we had $27,500,000 of outstanding borrowings under the U.S. Credit Facilities, which consisted of $5,000,000 and $22,500,000 under the term loan facility and the revolving credit facility, respectively, and $27,500,000 was available to be borrowed under our revolving credit facility. Subsequent to January 31, 2011, we borrowed $7,500,000 in conjunction with the ConFirm acquisition and later repaid $1,000,000 under the revolving credit facility increasing our total outstanding borrowings to $34,000,000.

The U.S. Credit Facilities have a termination date of August 1, 2011. Although we may repay a portion of our outstanding borrowings under the revolver throughout fiscal 2011, we do not presently anticipate paying off the revolver in full by its termination date. We are in discussions with our bank syndicate regarding modifications to our credit facilities, including an extension of the termination date of the revolving credit facility, and expect to formally modify the revolving credit facility before the expiration date. However, since any modification will not be completed until later in fiscal 2011, the entire outstanding balance of the revolver was reclassified from long-term to current subsequent to July 31, 2010.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Acquisition payable

In connection with the Gambro Water acquisition, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, a portion of the purchase price amounting to $3,100,000 is payable in six equal quarterly payments beginning January 2011 and ending April 2012. Accordingly, $2,584,000 remains payable at January 31, 2011.

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

The notes mature and are due and payable on June 30, 2011 (“Maturity Date”). The notes accrue interest at a per annum rate of 8% until the Maturity Date or earlier exercise. The entire principal amount and accrued interest are automatically payable in a newly-created series of preferred stock issued upon the closing of BIOSAFE’s next round financing on or before the Maturity Date (“Next Round Financing”). The conversion formula is adjusted depending on whether such Next Round Financing occurs before or after March 31, 2011.

If the Next Round Financing fails to occur by the Maturity Date, the notes, both principal and interest, will be payable in cash and the automatic conversion will no longer apply. If BIOSAFE defaults on such payment, interest will accrue thereafter at a rate of 12% per annum. Additionally, during the 30-day period following the Maturity Date, we may elect to convert the principal and all accrued interest into shares of common stock of BIOSAFE at a price per share equal to 70% of the fair market value. No further interest will accrue if we make such election. As of March 11, 2011, the Next Round Financing has not occurred.

In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest, is included within other assets in our Condensed Consolidated Balance Sheets at January 31, 2011 and July 31, 2010. The carrying value of this investment approximates fair value due to the short maturity of the notes and the relative consistent underlying value of BIOSAFE.

Financing needs

Although all of our reporting segments generate significant cash from operations, our Endoscope Reprocessing, Healthcare Disposables, Dialysis and Water Purification and Filtration segments are the largest generators of cash. At January 31, 2011, we had a cash balance of $16,075,000, of which $3,724,000 was held by foreign subsidiaries. On September 28, 2010, we repatriated $5,500,000 in earnings from one of the foreign subsidiaries.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At February 28, 2011, $21,000,000 was available under our revolving credit facility, which expires on August 1, 2011.

Under the terms of our U.S. Credit Facilities we are limited to the amount of aggregate purchase price we pay for acquisitions during the duration of the credit agreement without obtaining prior bank approval. The aggregate purchase price permitted for acquisitions subsequent to May 28, 2010, the date of the latest bank amendment, without obtaining prior bank approval was $50,000,000, of which $2,014,000, $23,697,000 and $7,500,000 was used for the acquisitions of Purity, Gambro Water and ConFirm, respectively.

Foreign currency

During the three and six months ended January 31, 2011, compared with the three and six months ended January 31, 2010, the average value of the Canadian dollar increased by approximately 4.8% and 4.4%, respectively, relative to the value of the United States dollar. Additionally, at January 31, 2011 compared with July 31, 2010, the value of the Canadian dollar relative to the value of the United States dollar increased by approximately 2.2%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2010 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

For the three and six months ended January 31, 2011, compared with the three and six months ended January 31, 2010, the average value of the euro relative to the value of the United States dollar decreased by approximately 8.0% and 8.4%, respectively, and the average value of the British pound relative to the value of the United States dollar decreased by approximately 3.3% and 3.7%, respectively. Additionally, at January 31, 2011 compared with July 31, 2010, the value of the euro and British pound relative to the United States dollar increased by approximately 4.6% and 1.4%, respectively. Changes in the value of the euro and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2010 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $3,711,000 at February 28, 2011, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on March 31, 2011. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our U.S. Credit Facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy Canadian dollars, euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and six months ended January 31, 2011, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2011, compared with the three and six months ended January 31, 2010, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three and six months ended January 31, 2011 compared with the three and six months ended January 31, 2010.

For purposes of translating the balance sheet at January 31, 2011 compared with July 31, 2010, the total of the foreign currency movements resulted in a foreign currency translation gain of $345,000, net of tax, for the six months ended January 31, 2011, thereby increasing stockholders’ equity.

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

A portion of our endoscope reprocessing, water purification and filtration and dialysis sales are recognized as multiple element arrangements, whereby revenue is allocated to the equipment and installation components based upon vendor specific objective evidence, which includes comparable historical transactions of similar equipment and installation sold as stand-alone components. If vendor-specific objective evidence of selling price is not available, we allocate revenue to the elements of the bundled arrangement using the estimated selling price method in order to qualify the components as separate units of accounting. Revenue on the equipment component is recognized as the equipment is shipped to customers and title passes. Revenue on the installation component is recognized when the installation is complete.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental, water purification and filtration and endoscope reprocessing customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $590,000 and $1,325,000 for the three and six months ended January 31, 2011, respectively, and $793,000 and $1,557,000 for the three and six months ended January 31, 2010, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2010, management concluded that none of our intangible assets or goodwill was impaired. On January 31, 2011, management concluded that no events or changes in circumstances have occurred during the six months ended January 31, 2011 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2010 Form 10-K. Fluctuations in the rates of currency exchange between the United States dollar and the Canadian dollar had an insignificant impact for the three and six months ended January 31, 2011, compared with the three and six months ended January 31, 2010, upon our net income and had a favorable impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the euro and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are denominated and ultimately settled in euros or British pounds but must be converted into our functional United States currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2010 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Fluctuations in the rates of currency exchange between the United States dollar and the euro or British pound did not have a significant overall impact for the three and six months ended January 31, 2011, compared with the three and six months ended January 31, 2010, upon our net income and stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $4,061,000 at January 31, 2011, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on February 28, 2011. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our U.S. Credit Facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and six months ended January 31, 2011, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2011, compared with the three and six months ended January 31, 2010, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income for the three and six months ended January 31, 2011, compared with the three and six months ended January 31, 2010, and a favorable impact upon stockholders’ equity primarily due to the increase in the value of the Canadian dollar relative to the United States dollar.

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

On October 6, 2010, we acquired Gambro Water, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process at our Mar Cor Purification subsidiary to ensure that all financial information related to this acquisition was properly reflected in our

Condensed Consolidated Financial Statements. All aspects of the Gambro Water acquisition were fully integrated into Mar Cor’s existing internal control structure as of January 31, 2011.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of Common Stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

November	104,568	$21.04	—	—
December	280,737	22.58
January	9,151	22.97
Total	394,456	$22.15	—	—

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

Date: March 11, 2011

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller