Form 10-Q
period 2011-04-30
CANTEL MEDICAL CORP
filed 2011-06-09
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011.

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

Number of shares of Common Stock outstanding as of May 31, 2011: 17,210,353.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30,	July 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$16,039	$22,612
Accounts receivable, net of allowance for doubtful accounts of $862 at April 30 and $870 at July 31	44,309	31,870
Inventories:
Raw materials	17,419	14,003
Work-in-process	5,736	5,153
Finished goods	16,183	15,466
Total inventories	39,338	34,622
Deferred income taxes	2,916	2,420
Prepaid expenses and other current assets	3,639	3,207
Total current assets	106,241	94,731
Property and equipment, net	35,097	35,243
Intangible assets, net	40,681	32,717
Goodwill	134,702	116,783
Other assets	1,482	1,191
	$318,203	$280,665
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$30,000	$10,000
Accounts payable	13,039	9,640
Compensation payable	8,184	10,675
Accrued expenses	8,084	6,370
Deferred revenue	7,316	4,233
Acquisitions payable	2,723	—
Income taxes payable	55	66
Total current liabilities	69,401	40,984
Long-term debt	—	11,000
Deferred income taxes	18,093	17,868
Other long-term liabilities	1,152	1,408

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; April 30 - 19,076,853 shares issued and 17,217,888 shares outstanding; July 31 - 18,272,574 shares issued and 16,866,284 shares outstanding	1,908	1,827
Additional paid-in capital	108,893	94,714
Retained earnings	135,077	120,363
Accumulated other comprehensive income	9,387	8,045
Treasury Stock, at cost; April 30 - 1,858,965 shares; July 31 - 1,406,290 shares	(25,708)	(15,544)
Total stockholders’ equity	229,557	209,405
	$318,203	$280,665

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Net sales	$82,619	$66,559	$235,633	$204,141

Cost of sales	51,317	39,866	144,747	120,866

Gross profit	31,302	26,693	90,886	83,275

Expenses:
Selling	11,505	9,348	31,928	26,583
General and administrative	10,439	9,149	29,863	27,726
Research and development	1,715	1,342	4,779	3,764
Total operating expenses	23,659	19,839	66,570	58,073

Income before interest and income taxes	7,643	6,854	24,316	25,202

Interest expense	195	233	698	959
Interest income	(24)	(19)	(62)	(35)

Income before income taxes	7,472	6,640	23,680	24,278

Income taxes	2,424	2,366	7,937	8,960

Net income	$5,048	$4,274	$15,743	$15,318

Earnings per common share:
Basic	$0.29	$0.25	$0.92	$0.91

Diluted	$0.29	$0.25	$0.91	$0.90

Dividends per common share	$—	$—	$0.06	$0.05

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2011	2010

Cash flows from operating activities
Net income	$15,743	$15,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,039	4,721
Amortization	4,190	3,842
Stock-based compensation expense	2,553	2,270
Amortization of debt issuance costs	240	333
(Gain) loss on disposal of fixed assets	(8)	224
Deferred income taxes	(1,195)	(847)
Excess tax benefits from stock-based compensation	(491)	(283)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(11,643)	662
Inventories	(1,056)	(6,668)
Prepaid expenses and other current assets	(899)	72
Accounts payable and other current liabilities	3,601	(1,902)
Income taxes payable	1,454	(291)
Net cash provided by operating activities	17,528	17,451

Cash flows from investing activities
Capital expenditures	(4,695)	(4,203)
Proceeds from disposal of fixed assets	45	5
Earnout paid to Twist seller	—	(157)
Acquisition of Gambro Water	(21,630)	—
Acquisition of ConFirm	(7,500)	—
Purchase of convertible note receivable	—	(300)
Other, net	(227)	(197)
Net cash used in investing activities	(34,007)	(4,852)

Cash flows from financing activities
Borrowings under revolving credit facility	28,000	—
Repayments under term loan facility	(7,500)	(7,500)
Repayments under revolving credit facility	(11,500)	(10,800)
Proceeds from exercises of stock options	1,999	2,006
Dividends paid	(1,029)	(840)
Excess tax benefits from stock-based compensation	491	283
Purchases of treasury stock	(906)	(289)
Net cash provided by (used in) financing activities	9,555	(17,140)

Effect of exchange rate changes on cash and cash equivalents	351	338

Decrease in cash and cash equivalents	(6,573)	(4,203)
Cash and cash equivalents at beginning of period	22,612	23,368
Cash and cash equivalents at end of period	$16,039	$19,165

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                   Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2010 (the “2010 Form 10-K”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

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

The Condensed Consolidated Balance Sheet at July 31, 2010 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at each of April 30, 2011 and July 31, 2010; Minntech Corporation (“Minntech”), Crosstex International Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech had three foreign subsidiaries at each of April 30, 2011 and July 31, 2010; Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

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

On February 11, 2011, our Crosstex subsidiary acquired certain net assets of ConFirm Monitoring Systems, Inc. (“ConFirm”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. ConFirm’s results of operations are included in our results of operations for the three and nine months ended April 30, 2011 subsequent to its acquisition date and are excluded from the three and nine months ended April 30, 2010.

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (collectively, “Gambro”) certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis (“Gambro Water” or the “Gambro Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Gambro Water’s results of operations are included in our results of operations for the three and nine months ended April 30, 2011 subsequent to its acquisition date and are excluded from the three and nine months ended April 30, 2010.

On June 1, 2010, we acquired all of the issued and outstanding stock of Purity Water Company of San Antonio, Inc. (“Purity”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Purity’s results of operations are included in our results of operations for the three and nine months ended April 30, 2011 and are excluded from the three and nine months ended April 30, 2010.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

We performed a review of events subsequent to April 30, 2011. Based upon that review, no subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                   Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Cost of sales	$31,000	$36,000	$101,000	$95,000
Operating expenses:
Selling	100,000	115,000	316,000	294,000
General and administrative	733,000	511,000	2,114,000	1,859,000
Research and development	7,000	8,000	22,000	22,000
Total operating expenses	840,000	634,000	2,452,000	2,175,000
Stock-based compensation before income taxes	871,000	670,000	2,553,000	2,270,000
Income tax benefits	(319,000)	(239,000)	(927,000)	(822,000)
Total stock-based compensation expense, net of tax	$552,000	$431,000	$1,626,000	$1,448,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.03	$0.10	$0.09

Diluted	$0.03	$0.03	$0.09	$0.09

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

All of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At April 30, 2011, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $4,213,000 with a remaining weighted average period of 15 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Such stock awards are deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2010	158,652	$13.89
Granted	162,550	18.53
Vested	(49,610)	15.03
Nonvested stock awards at April 30, 2011	271,592	$16.45

There were no option grants during the three and nine months ended April 30, 2011. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during the three and nine months ended April 30, 2010:

Weighted-Average
Black-Scholes Option	Three Months Ended	Nine Months Ended
Valuation Assumptions	April 30, 2010	April 30, 2010

Dividend yield (1)	0.51%	0.02%
Expected volatility (2)	0.459	0.454
Risk-free interest rate (3)	1.97%	1.96%
Expected lives (in years) (4)	3.50	3.58

(1)          We declared our first dividend in January 2010. Since we did not issue dividends prior to that date, the dividend yield was zero for options granted prior to January 2010.

(2)          Volatility was based on historical closing prices of our Common Stock.

(3)          The U.S. Treasury rate on the expected life at the date of grant.

(4)          Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain options granted to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three and nine months ended April 30, 2010, the weighted average fair value of all options granted was approximately $6.70 and $5.70, respectively.  The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $1,019,000 and $3,184,000 for the three and nine months ended April 30, 2011, respectively, and $683,000 and $1,490,000 for the three and nine months ended April 30, 2010, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2010	1,427,863	$15.95
Exercised	(641,729)	17.54
Expired	(33,250)	21.88
Outstanding at April 30, 2011	752,884	$14.33

Exercisable at July 31, 2010	778,864	$16.76

Exercisable at April 30, 2011	312,414	$13.76

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. For the nine months ended April 30, 2011 and 2010, such income tax deductions reduced income taxes payable by $1,458,000 and $976,000, respectively.

We classify the cash flows resulting from excess tax benefits as financing cash flows on our Condensed Consolidated Statements of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value.

Note 3.                   Acquisitions

ConFirm Monitoring Systems, Inc.

On February 11, 2011, our Crosstex subsidiary acquired certain net assets of ConFirm relating to its sterilization monitoring business. ConFirm is a private company based in Englewood, Colorado with pre-acquisition annual revenues of approximately $4,000,000 relating to biological monitoring services for dental and other healthcare customers located primarily in North America. The company offers both a mail-in service and in-office spore test kits for healthcare professionals to verify the performance of their sterilizers in accordance with industry guidelines for daily or weekly testing. ConFirm is included in our Healthcare Disposables segment. Total consideration for the transaction, excluding transaction costs of $52,000, was $7,500,000 plus contingent consideration of up to an additional $1,000,000 based upon achievement of specified sales levels through January 31, 2012. We account for contingent consideration in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” (“ASC 805”), which requires us to record the fair value of contingent consideration as a liability and a reduction of goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income.  Accordingly, on February 11, 2011 we increased acquisitions payable and decreased goodwill by $656,000 to record our initial estimated fair value of the contingent consideration that would be earned by January 31, 2012. At April 30, 2011, we re-measured the liability and determined the estimated fair value had not changed.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Allocation
Net Assets
Current assets	$1,399,000
Property, plant and equipment	93,000
Amortizable intangible assets:
Customer relationships (10-year life)	2,290,000
Trade name (6-year life)	470,000
Technology (5-year life)	110,000
Non-compete agreement (8-year life)	30,000
Current liabilities:
Accounts payable	(244,000)
Deferred revenue	(1,226,000)
Contingent consideration	(656,000)
Net assets acquired	$2,266,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $5,234,000 was assigned to goodwill, which is deductible for income tax purposes over fifteen years.

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

The acquisition of ConFirm is included in our results of operations for only the portion of the three and nine months ended April 30, 2011 subsequent to its acquisition date and is excluded from our results of operations for the three and nine months ended April 30, 2010. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Gambro Water

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis. Immediately following the acquisition, we commenced sales and service of all Gambro water products, components, parts and consumables solely intended for the United States and Puerto Rico markets. The manufacturing of these products has been transitioned into our own manufacturing facility in Plymouth, Minnesota. With annual pre-acquisition revenues of approximately $14,000,000 (approximately 75% of such revenues are from one customer), the Gambro Acquisition expands our Water Purification and Filtration’s annual business in terms of sales, particularly with respect to product and service sales volumes in both existing and new dialysis clinics across the United States and Puerto Rico. Total consideration for the transaction, excluding acquisition-related costs of approximately $240,000, was approximately $23,697,000, of which $3,100,000 will be paid in six equal quarterly payments ending April 2012. As of April 30, 2011, $1,033,000 of the $3,100,000 has been paid. The Gambro Acquisition is included in our Water Purification and Filtration operating segment.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Allocation
Net Assets
Current assets (principally inventories)	$3,180,000
Property, plant and equipment	11,000
Amortizable intangible assets:
Technology (8-year life)	1,170,000
Customer relationships (11.5-year weighted average life)	6,640,000
Non-compete agreement (14-year life)	1,050,000
Current liabilities	(63,000)
Net assets acquired	$11,988,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $11,709,000 was assigned to goodwill, which is deductible for income tax purposes over fifteen years.

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

For the three and nine months ended April 30, 2011 subsequent to its acquisition, Gambro Water contributed approximately $3,656,000 and $8,608,000, respectively, to our net sales and $395,000 and $670,000, respectively, to our income before interest and income taxes, excluding acquisition-related costs of $240,000. Such operating performance may not necessarily be indicative of future operating performance. The results of operations of Gambro Water were excluded from the three and nine months ended April 30, 2010. Pro forma consolidated statement of income data has not been presented due to the unavailability of pre-acquisition Gambro Water financial statements, since Gambro Water did not maintain separate financial statements related to these purchased assets, and the insignificant impact of this acquisition on our consolidated net income in fiscal 2011 subsequent to its acquisition date.

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

The primary reason for the acquisition was to add a base of business and expand the Mar Cor service network in the southwest United States. Following the acquisition, Purity was merged with, and into, Mar Cor.

The acquisition of Purity is included in our results of operations for the three and nine months ended April 30, 2011 and is excluded from our results of operations for the three and nine months ended April 30, 2010. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Note 4.                   Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force,” (“ASU 2010-29”), which addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for material business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) had occurred at the beginning of the comparable prior annual reporting period only. Additional amendments expand supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for fiscal years beginning after December 15, 2010 and is applied prospectively to business combinations completed after that date. Accordingly, we will apply ASU 2010-29 to material business combinations that occur after July 31, 2011. The adoption of this updated disclosure guidance will not have any impact upon our financial position and results of operations.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2, and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”), as more fully described in Note 7 to the Condensed Consolidated Financial Statements. ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements, which was adopted in our third quarter of fiscal 2010, and after December 15, 2010 for Level 3 disclosure requirements, which we adopted in our third quarter of fiscal 2011. The adoption of ASU 2010-06 did not have any impact upon our financial position or results of operations since it related to additional disclosure requirements.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” (“ASU 2009-13”), which amends ASC 605-25, “Revenue Recognition-Multiple-Element Arrangements.” ASU 2009-13 provides principles for the allocation of consideration among multiple-element arrangements, allowing more flexibility in identifying and accounting for separate deliverables. ASU 2009-13 introduces an estimated selling price method for allocating revenue to the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Accordingly, we adopted ASU 2009-13 on August 1, 2010. The adoption of ASU 2009-13 did not have a material effect on our financial position or results of operations.

Note 5.                   Other Comprehensive Income

The Company’s comprehensive income for the three and nine months ended April 30, 2011 and 2010 is set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Net income	$5,048,000	$4,274,000	$15,743,000	$15,318,000
Other comprehensive income:
Foreign currency translation	997,000	1,195,000	1,342,000	1,245,000
Comprehensive income	$6,045,000	$5,469,000	$17,085,000	$16,563,000

Note 6.                   Derivatives

We account for derivative instruments and hedging activities in accordance with ASC 815, “Derivatives and Hedging,” (“ASC 815”), which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of April 30, 2011, all of our derivatives were designated as hedges.

Changes in the value of (i) the Canadian dollar against the United States dollar, (ii) the euro against the United States dollar and (iii) the British pound against the United States dollar affect our results of operations because a portion of the net assets of our Canadian subsidiaries (which are reported in our Specialty Packaging and Water Purification and Filtration segments)  are denominated and ultimately settled in United States dollars, but must be converted into its functional Canadian dollar currency. Furthermore, certain cash bank accounts, accounts receivable, and liabilities of our United States subsidiaries, Minntech and Mar Cor, are denominated and ultimately settled in euros or British pounds, but must be converted into their functional United States currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $4,379,000 at April 30, 2011, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on May 31, 2011. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our credit facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and nine months ended April 30, 2011, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies and resulted in a net currency conversion loss, net of tax, of $54,000 and $139,000, respectively, on the items hedged. Gains and losses related to the hedging contracts to buy Canadian dollars, euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

Note 7.                   Fair Value Measurements

Fair Value Hierarchy

We apply the provisions of ASC 820 for our financial assets and liabilities that are re-measured and reported at fair value each reporting period and our nonfinancial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three level fair value hierarchy to prioritize the inputs used in valuations, as defined below:

Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability.

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of April 30, 2011 and July 31, 2010, our financial assets that are re-measured at fair value on a recurring basis include bank deposits, certificates of deposit and money market funds that are classified as cash and cash equivalents in the Condensed Consolidated Balance Sheet. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets. In addition, we have a contingent consideration liability recorded within acquisitions payable relating to the acquisition of ConFirm, as further described in Note 3 to the Condensed Consolidated Financial Statements. The fair value of this liability was based on future sales projections of the ConFirm business under various potential scenarios for the one year period ending January 31, 2012 and weighting the probability of these outcomes.  At the date of the acquisition, these cash flow projections were discounted using a rate of 7%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This analysis resulted in an initial contingent consideration liability of $656,000, which will be adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the specified sales levels. This fair value measurement was based on significant inputs not observed in the market and thus represented a Level 3 measurement. At April 30, 2011, we re-measured the liability and determined that the estimated fair value had not changed.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	April 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equilavents:
Bank deposits and certificates of deposit	$12,123,000	$—	$—	$12,123,000
Money markets	3,916,000	—	—	3,916,000
Total assets	$16,039,000	$—	$—	$16,039,000

Liabilities:
Contingent consideration	$—	$—	$656,000	$656,000
Total liabilities	$—	$—	$656,000	$656,000

	July 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equilavents:
Bank deposits and certificates of deposit	$17,696,000	$—	$—	$17,696,000
Money markets	4,916,000	—	—	4,916,000
Total assets	$22,612,000	$—	$—	$22,612,000

There were no liabilities measured at fair value on a recurring basis at July 31, 2010.

A reconciliation of the contingent consideration liability that is measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended April 30, 2011 is as follows:

	Three Months Ended	Nine Months Ended
	April 30, 2011	April 30, 2011

Beginning balance	$—	$—
Total net unrealized (gains)/losses included in earnings	—	—
Total net unrealized (gains)/losses included in other comprehensive income	—	—
Transfers into level 3 (gross)	—	—
Transfers out of level 3 (gross)	—	—
Net purchases, issuances, sales and settlements	656,000	656,000
Ending balance	$656,000	$656,000

There were no such recurring measurements using significant unobservable inputs for the three and nine months ended April 30, 2010.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property and equipment and convertible notes receivable, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows is sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, our intangibles, goodwill and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On April 30, 2011, management concluded that no events or changes in circumstances have occurred during the nine months ended April 30, 2011 that would indicate that the carrying amount of our intangible assets, goodwill and long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of April 30, 2011 and July 31, 2010, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of April 30, 2011 and July 31, 2010, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

Note 8.                   Intangible Assets and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to definite life intangible assets was $1,465,000 and $4,190,000 for the three and nine months ended April 30, 2011, respectively, and $1,270,000 and $3,842,000 for the three and nine months ended April 30, 2010, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	April 30, 2011
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$35,206,000	$(14,577,000)	$20,629,000
Technology	9,865,000	(5,901,000)	3,964,000
Brand names	9,745,000	(5,284,000)	4,461,000
Non-compete agreements	2,981,000	(1,820,000)	1,161,000
Patents and other registrations	1,286,000	(366,000)	920,000
	59,083,000	(27,948,000)	31,135,000
Trademarks and trade names	9,546,000	—	9,546,000
Total intangible assets	$68,629,000	$(27,948,000)	$40,681,000

	July 31, 2010
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$26,205,000	$(12,102,000)	$14,103,000
Technology	9,267,000	(6,085,000)	3,182,000
Brand names	9,556,000	(4,829,000)	4,727,000
Non-compete agreements	1,901,000	(1,536,000)	365,000
Patents and other registrations	1,251,000	(307,000)	944,000
	48,180,000	(24,859,000)	23,321,000
Trademarks and trade names	9,396,000	—	9,396,000
Total intangible assets	$57,576,000	$(24,859,000)	$32,717,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2011 and the next five years is as follows:

Three month period ending July 31, 2011	$1,479,000
Fiscal 2012	5,491,000
Fiscal 2013	5,416,000
Fiscal 2014	5,212,000
Fiscal 2015	5,024,000
Fiscal 2016	1,855,000

Goodwill changed during fiscal 2010 and the nine months ended April 30, 2011 as follows:

	Water
	Purification	Endoscope	Healthcare			Total
	and Filtration	Reprocessing	Disposables	Dialysis	All Other	Goodwill

Balance, July 31, 2009	$38,375,000	$9,648,000	$50,630,000	$8,133,000	$8,209,000	$114,995,000
Acquisition	1,217,000	—	—	—	—	1,217,000
Foreign currency translation	255,000	—	—	—	316,000	571,000
Balance, July 31, 2010	39,847,000	9,648,000	50,630,000	8,133,000	8,525,000	116,783,000
Acquisitions	11,709,000	—	5,234,000	—	—	16,943,000
Foreign currency translation	431,000	—	—	—	545,000	976,000
Balance, April 30, 2011	$51,987,000	$9,648,000	$55,864,000	$8,133,000	$9,070,000	$134,702,000

On July 31, 2010, we performed impairment studies of the Company’s goodwill and trademarks and trade names and concluded that such assets were not impaired.

Note 9.                   Warranty

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Beginning balance	$1,378,000	$1,141,000	$1,181,000	$949,000
Acquisitions	—	—	10,000	—
Provisions	863,000	420,000	2,148,000	1,370,000
Charges	(772,000)	(459,000)	(1,870,000)	(1,217,000)
Foreign currency translation	2,000	1,000	2,000	1,000
Ending balance	$1,471,000	$1,103,000	$1,471,000	$1,103,000

The warranty provisions and charges during the three and nine months ended April 30, 2011 and 2010 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 10.                 Financing Arrangements

Our United States credit facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility, which both expire on August 1, 2011 (the “U.S. Credit Facilities”). Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $75,000 at April 30, 2011.

At April 30, 2011, borrowings under the U.S. Credit Facilities bear interest at rates ranging from 0.50% to 1.50% above the lender’s base rate, or at rates ranging from 1.50% to 2.50% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the facilities (“EBITDA”). At April 30, 2011, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.28% to 1.21%. The margins applicable to our outstanding borrowings at April 30, 2011 were 0.50% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at April 30, 2011. The revolving credit facility also provides for fees on the unused portion at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at April 30, 2011.

The U.S Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay annual cash dividends on our Common Stock in excess of $3,000,000 without the consent of our United States lenders. As of April 30, 2011, we were in compliance with all financial and other covenants under the credit facilities.

On April 30, 2011, we had $30,000,000 of outstanding borrowings under the U.S. Credit Facilities, which consisted of $2,500,000 and $27,500,000 under the term loan facility and the revolving credit facility, respectively, and $22,500,000 was available to be borrowed under our revolving credit facility.  On June 9, 2011, we repaid the remaining $2,500,000 under the term credit facility decreasing our total outstanding borrowings to $27,500,000.

The U.S. Credit Facilities have a termination date of August 1, 2011. Although we may repay a portion of our outstanding borrowings under the revolver throughout the remainder of fiscal 2011, we do not presently anticipate paying off the revolver in full by its termination date. We are in discussions with our bank syndicate regarding modifications to our credit facilities, including an extension of the termination date of our revolving facility, and expect to formally modify the revolving credit facility before the expiration date. However, since any modification will not be completed until later in fiscal 2011, the entire outstanding balance of the revolver was reclassified from long-term to current subsequent to July 31, 2010.

Note 11.                 Earnings Per Common Share

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$5,048,000	$4,274,000	$15,743,000	$15,318,000
Less income allocated to participating securities	(77,000)	(69,000)	(227,000)	(236,000)
Net income available to common shareholders	$4,971,000	$4,205,000	$15,516,000	$15,082,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	16,914,123	16,556,724	16,810,429	16,488,107

Dilutive effect of stock options using the treasury stock method and the average market price for the period	230,320	221,374	210,334	198,032

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	17,144,443	16,778,098	17,020,763	16,686,139

Earnings per share attributable to common stock:
Basic earnings per share	$0.29	$0.25	$0.92	$0.91

Diluted earnings per share	$0.29	$0.25	$0.91	$0.90

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	456,001	59,329	674,776

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	17,144,443	16,778,098	17,020,763	16,686,139

Participating securities	269,596	274,153	246,145	261,653

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	17,414,039	17,052,251	17,266,908	16,947,792

Note 12.                 Income Taxes

The consolidated effective tax rate was 33.5% and 36.9% for the nine months ended April 30, 2011 and 2010, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and the impact of various Federal tax legislation changes, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 35.6% and 37.8% for the nine months ended April 30, 2011 and 2010, respectively. The lower overall effective tax rate for the nine months ended April 30, 2011 was principally caused by (i) Federal tax legislation enacted in December 2010 that enabled us to claim the research and experimentation tax credit and (ii) Federal tax legislation that is now fully phased in, which enabled us to claim a larger income tax deduction offered to United States manufacturers. Approximately 90% of our income before income taxes was generated from our United States operations during the nine months ended April 30, 2011. For the nine months ended April 30, 2010, approximately 95% of our income before income taxes related to our United States operations.

Approximately 6% of our income before income taxes was generated from our Canadian operations for the nine months ended April 30, 2011 compared with approximately 3% of our income before income taxes in the prior year period. Our Canadian operations had an overall effective tax rate of 17.1% and 15.5% for the nine months ended April 30, 2011 and 2010, respectively. The low overall effective tax rates for both periods was due to the low corporate tax structure in Canada as well as the recognition of tax benefits upon resolution of income tax uncertainties, as more fully described below.

For the nine months ended April 30, 2011 and 2010, approximately 3% and 2%, respectively, of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure. The overall effective tax rate for our Singapore operation was 14.3% and 13.5% for the nine months ended April 30, 2011 and 2010, respectively.

Approximately 1% of our income before income taxes was generated from our subsidiary in Japan for the nine months ended April 30, 2011 compared with a small loss in the prior year period. Due to the uncertainty of our Japan subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Japan subsidiary during the nine months ended April 30, 2010, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. For the nine months ended April 30, 2011, our Japan operation was slightly profitable and we recorded no income taxes due to the existence of net operating loss carryforwards.

The results of operations for our Netherlands subsidiary did not have a significant impact on our overall effective tax rate for the nine months ended April 30, 2011 and 2010 due to the size of income before income taxes generated from this operation.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2009	$380,000
Lapse of statute of limitations	(172,000)
Unrecognized tax benefits on July 31, 2010	208,000
Lapse of statute of limitations	(141,000)
Unrecognized tax benefits on April 30, 2011	$67,000

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

Note 13.                 Commitments and Contingencies

Long-term contractual obligations

As of April 30, 2011, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$2,500	$27,500	$—	$—	$—	$—	$30,000
Expected interest payments under the credit facilities (1)	142	—	—	—	—	—	142
Minimum commitments under noncancelable operating leases	865	3,064	2,314	1,940	1,489	6,222	15,894
Deferred compensation and other	102	253	38	33	34	132	592
Acquisitions payable	516	2,207	—	—	—	—	2,723
Employment agreements	709	2,375	121	—	—	—	3,205
Total contractual obligations	$4,834	$35,399	$2,473	$1,973	$1,523	$6,354	$52,556

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.71% and 1.96%, respectively, which were our weighted average interest rates on outstanding borrowings at April 30, 2011.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Acquisitions payable

In connection with the Gambro Water acquisition, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, a portion of the purchase price amounting to $3,100,000 is payable in six equal quarterly payments beginning January 2011 and ending April 2012. As of April 30, 2011, $2,067,000 of the $3,100,000 remains payable. In addition, we have estimated $656,000 as the fair value of contingent consideration relating to the acquisition of ConFirm, as further described in Notes 3 and 7 to the Condensed Consolidated Financial Statements, which will be payable after the one year period ending January 31, 2012 assuming the achievement of a contractually specified sales level for such period.

Employment agreements

We had previously entered into various employment agreements with executives of the Company, including our Corporate executive officers and our subsidiaries’ Chief Executive Officers. All of such contracts expired and most were replaced effective January 1, 2010 with severance contracts that defined certain compensation arrangements relating to various employment termination scenarios.

Note 14.                 Operating Segments

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

Two customers collectively accounted for approximately 37% of our Water Purification and Filtration segment net sales during the nine months ended April 30, 2011.

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

Four customers collectively accounted for approximately 60% of our Healthcare Disposables segment net sales during the nine months ended April 30, 2011.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

One customer accounted for approximately 36% of our Dialysis segment net sales during the nine months ended April 30, 2011.

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

One customer accounted for approximately 10% of our consolidated net sales during the nine months ended April 30, 2011. Such net sales were recorded in our Water Purification and Filtration and Dialysis segments.

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2010 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Net sales:
Water Purification and Filtration	$23,298,000	$18,446,000	$67,973,000	$54,556,000
Endoscope Reprocessing	27,311,000	16,310,000	74,119,000	47,087,000
Healthcare Disposables	18,237,000	16,305,000	50,903,000	53,047,000
Dialysis	9,318,000	10,558,000	29,326,000	34,852,000
All Other	4,455,000	4,940,000	13,312,000	14,599,000
Total	$82,619,000	$66,559,000	$235,633,000	$204,141,000

Operating income:
Water Purification and Filtration	$1,626,000	$1,687,000	$5,241,000	$5,381,000
Endoscope Reprocessing	3,540,000	1,551,000	10,119,000	5,245,000
Healthcare Disposables	2,344,000	2,445,000	6,962,000	9,732,000
Dialysis	2,201,000	2,337,000	7,464,000	8,166,000
All Other	185,000	923,000	1,060,000	3,349,000
	9,896,000	8,943,000	30,846,000	31,873,000
General corporate expenses	(2,253,000)	(2,089,000)	(6,530,000)	(6,671,000)
Interest expense, net	(171,000)	(214,000)	(636,000)	(924,000)

Income before income taxes	$7,472,000	$6,640,000	$23,680,000	$24,278,000

Note 15.                 Legal Proceedings

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

Note 16.                 Convertible Notes Receivable

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

The notes mature and are due and payable on June 30, 2011 (“Maturity Date”). The notes accrue interest at a per annum rate of 8% until the Maturity Date or earlier exercise. The entire principal amount and accrued interest are automatically payable in a newly-created series of preferred stock issued upon the closing of BIOSAFE’s next round financing on or before the Maturity Date (“Next Round Financing”) based on a conversion formula.

If the Next Round Financing fails to occur by the Maturity Date, the notes, both principal and interest, will be payable in cash and the automatic conversion will no longer apply. If BIOSAFE defaults on such payment, interest will accrue thereafter at a rate of 12% per annum. Additionally, during the 30-day period following the Maturity Date, we may elect to convert the principal and all accrued interest into shares of common stock of BIOSAFE at a price per share equal to 70% of the fair market value (the “Discount Rate”). No further interest will accrue if we make such election. As of June 9, 2011, the Next Round Financing has not occurred.

On June 3, 2011 BIOSAFE requested that the Company and other note holders agree to amend the notes to extend the Maturity Date to December 31, 2011 in consideration for (i) an increase in the interest rate of the notes to 12% per annum (commencing from the effective date of the amendment), (ii) decreasing the Discount Rate to 60% and (iii) certain other benefits to the note holders. Such amendment requires approval of holders representing a majority of the aggregate outstanding principal amount of the notes.

In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest, is included within other assets in our Condensed Consolidated Balance Sheets at April 30, 2011 and July 31, 2010. At April 30, 2011, we evaluated this investment for potential impairment and determined that no impairment exists at such date since the carrying value of this investment approximates fair value. However, based upon the evidence evaluated, we will need to conduct another impairment assessment at the end of our fourth quarter.

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

Results of Operations provides a discussion of the consolidated results of operations for the three and nine months ended April 30, 2011 compared with the three and nine months ended April 30, 2010.

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

Significant Activity

(i)           Net sales increased by 24.1% and 15.4% for the three and nine months ended April 30, 2011, respectively, compared with the three and nine months ended April 30, 2010, to a new record sales level for a three and nine month period. Net income increased by 18.1% and 2.8% for the three and nine months ended April 30, 2011, respectively. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 65% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    significant increases in sales volume of our Endoscope Reprocessing products and services due to increased market demand for our capital equipment, equipment accessories, disinfectants and service as a result of our investments in new product offerings, enhanced sales and marketing programs, our participation in a major capital equipment upgrade initiative by the Veterans Administration, regulatory issues experienced by a major competitor and improved economic conditions relating to capital equipment purchases resulting in substantial increased profitability for this segment,

•                                    a decrease in the consolidated effective tax rate primarily due to the geographic mix of pre-tax income and the impact of various Federal tax legislation changes,

•                                    increased sales, but an insignificant impact on net income, as a result of our acquisition of the United States water purification business of Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (“Gambro Water” or the “Gambro Acquisition”) on October 6, 2010, as more fully described in Note 3 to the Condensed Consolidated Financial Statements,

•                                    improved sales in our Water Purification and Filtration segment primarily relating to sales of our capital equipment used for commercial and industrial applications and our sterilants and filters within our installed equipment base of business, and

•                                    favorable interest costs due to lower average outstanding borrowings and reduced interest rates.

The above factors were partially offset by:

•                                    a decrease in gross profit percentage to 37.9% and 38.6% for the three and nine months ended April 30, 2011, respectively, from 40.1% and 40.8% in the comparative prior year periods due to increases in manufacturing, raw material and distribution costs and unfavorable sales mix attributable to,

a)                                      an increase in sales volume of lower margin capital equipment in our Endoscope Reprocessing and Water Purification and Filtration segments including sales associated with the Gambro Acquisition, and

b)                                     with respect to the nine months ended April 30, 2011, atypical demand in the first four months of fiscal 2010 for higher margin face masks and other healthcare disposables products as a result of the elevated level of reported cases of the novel H1N1 flu (swine flu), which contributed approximately $3,400,000 and $2,135,000 in incremental gross profit and net income, respectively, or $0.13 in earnings per share, during the first four months of fiscal 2010,

•                                    decreases in net sales and profitability in our Dialysis and Therapeutic Filtration operating segments, and

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

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries. Since the acquisition of ConFirm was consummated on February 11, 2011, its results of operations are included in our results of operations for the portion of the three and nine months ended April 30, 2011 subsequent to its acquisition date, but are not reflected in our results of operations for the three and nine months ended April 30, 2010. Since the Gambro Acquisition was completed on October 6, 2010, its results of operations are included in our results of operations for the three months ended April 30, 2011 and the portion of the nine months ended April 30, 2011 subsequent to its acquisition date, but are not reflected in our results of operations for the three and nine months ended April 30, 2010. Since the acquisition of Purity was completed on June 1, 2010, its results of operations are included in our results of operations for the three and nine months ended April 30, 2011, but are not reflected in our results of operations for the three and nine months ended April 30, 2010.

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

The following discussion should also be read in conjunction with our 2010 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2011		2010		2011		2010
	(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Water Purification and Filtration	$23,298	28.2	$18,446	27.7	$67,973	28.9	$54,556	26.7
Endoscope Reprocessing	27,311	33.0	16,310	24.5	74,119	31.5	47,087	23.1
Healthcare Disposables	18,237	22.1	16,305	24.5	50,903	21.6	53,047	26.0
Dialysis	9,318	11.3	10,558	15.9	29,326	12.4	34,852	17.1
All Other	4,455	5.4	4,940	7.4	13,312	5.6	14,599	7.1
	$82,619	100.0	$66,559	100.0	$235,633	100.0	$204,141	100.0

Net Sales

Net sales increased by $16,060,000, or 24.1%, to $82,619,000 for the three months ended April 30, 2011 from $66,559,000 for the three months ended April 30, 2010.

Net sales increased by $31,492,000, or 15.4%, to $235,633,000 for the nine months ended April 30, 2011 from $204,141,000 for the nine months ended April 30, 2010.

The increase in net sales for the three and nine months ended April 30, 2011 was principally attributable to increases in sales of endoscope reprocessing products and services and water purification and filtration products and services, partially offset by decreases in sales of dialysis and therapeutic filtration products, and with respect to the first four months of the nine months ended April 30, 2011, healthcare disposables products.

Net sales of endoscope reprocessing products and services increased by 67.4% and 57.4% for the three and nine months ended April 30, 2011, respectively, compared with the three and nine months ended April 30, 2010, primarily due to an increase in worldwide demand, especially in the United States, for (i) our endoscope reprocessing equipment and (ii) our equipment accessories, disinfectants, consumables and service due to the increased field population of equipment. We attribute the increased demand in our endoscope reprocessing equipment to (i) our investments in new product offerings and sales and marketing programs, (ii) regulatory issues experienced by a major competitor, (iii) successfully participating in a major initiative by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing equipment throughout their system, which system-wide upgrade will be substantially completed over the next few months, and (iv) improved economic conditions relating to capital equipment purchases. We believe that at least half of the increase in Endoscope Reprocessing sales for the three and nine months ended April 30, 2011 was due to our competitors’ regulatory issues and our participation in this Veterans Administration initiative. In fiscal 2012 we expect this elevated level of capital equipment sales to return to a level that existed in prior periods.  However, in the future we expect disinfectants, consumables and service sales to benefit from the increased field population of equipment. Partially offsetting these increases were lower selling prices, which adversely impacted net sales for the three and nine months ended April 30, 2011 by approximately $435,000 and $1,895,000, respectively, and primarily related to the significant volume of sales to government entities, such as Veterans Administration hospitals, which typically receive discounted pricing.

Net sales of water purification and filtration products and services increased by approximately $4,852,000 and $13,417,000 for the three and nine months ended April 30, 2011, respectively, compared with the three and nine months ended April 30, 2010, primarily due to (i) incremental net sales attributable to the Gambro Acquisition of approximately $3,656,000 and $8,608,000 for the three and nine months ended April 30, 2011, respectively, (ii) an increase in demand for our sterilants and filters within our installed equipment base of business, and (iii) an increase in demand during the first half of the nine months ended April 30, 2011 for capital equipment used for commercial and industrial applications. Increases in selling prices of our water purification products and services did not have a significant effect on net sales for the three and nine months ended April 30, 2011, compared with the three and nine months ended April 30, 2010.

Net sales of dialysis products and services decreased by 11.7% and 15.9% for the three and nine months ended April 30, 2011, respectively, compared with the three and nine months ended April 30, 2010, primarily due to (i) the expected adverse impact of losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic and international customers as a result of the highly competitive and price sensitive market for this lower margin commodity product, as well as various global economic factors with respect to international demand, and (ii) a decrease in demand in the United States (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our Renatron dialyzer reprocessing equipment, sterilants and reprocessing supplies. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our lower margin dialysate concentrate product in the future as we elect not to pursue unprofitable concentrate sales. Furthermore, Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States, manufactures dialysate concentrate themselves and no longer purchases that product from us. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. A further decrease in the market for dialysis reprocessing products is likely to result in continued loss of net sales and a lower level of profitability in this segment in the future. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales. Changes in selling prices of our dialysis products did not have a significant effect on net sales for the three and nine months ended April 30, 2011, compared with the three and nine months ended April 30, 2010.

Net sales of healthcare disposables products increased by 11.8% for the three months ended April 30, 2011 and decreased by 4.0% for the nine months ended April 30, 2011, compared with the three and nine months ended April 30, 2010. The decrease in net sales for the nine months ended April 30, 2011 was principally due to a decline in net sales of approximately $5,600,000 during the first four months of the current year period as a result of reduced sales volume of higher margin face masks and other healthcare disposables products that were in strong demand during the prior year outbreak of the novel H1N1 flu (swine flu). Although the outbreak of the novel H1N1 flu resulted in strong sales volume of higher margin face masks and other healthcare disposables products during the first four months of fiscal 2010, such sales volume has returned to a sales level that is similar to that which existed prior to the outbreak of the novel

H1N1 flu, with the exception of sales to certain distributors who are overstocked with face masks, given that the elevated level of reported cases of influenza viruses has subsided and a new outbreak has not occurred. Atypical demand for face masks is highly dependent upon the severity and timing of any pandemic flu outbreak such as the recent novel H1N1 flu, the ability of our Company to educate existing customers and potential new customers on the benefits of our face masks, disinfectants and other products and the level of urgency our customers, government agencies and the general public develop and maintain with respect to epidemic and pandemic preparedness. Partially offsetting this decrease in sales volume for the nine months ended April 30, 2011 was an increase in net sales primarily during the second half of the nine months ended April 30, 2011 due to (i) higher selling prices, which favorably impacted net sales for the three and nine months ended April 30, 2011 by approximately $670,000 and $1,610,000, respectively, and were implemented to offset the rising cost of raw materials, (ii) increased demand for our sterilization accessories as a result of favorable sales and marketing initiatives, (iii) incremental net sales of approximately $667,000 attributable to the acquisition of ConFirm on February 11, 2011, and (iv) elevated customer demand during our third quarter of fiscal 2011 in advance of known price increases to be implemented in our fourth quarter of fiscal 2011.

For the three and nine months ended April 30, 2011, net sales contributed by the Therapeutic Filtration operating segment (included in the All Other reporting segment) was $1,984,000 and $5,938,000, respectively, which was a decrease of 21.1% and 18.1% for the three and nine months ended April 30, 2011, compared with the three and nine months ended April 30, 2010, respectively. This decrease in net sales was primarily due to (i) a reduction in higher margin sales in the United States of filters manufactured by us on an OEM basis for a single customer’s hydration system as a result of our customer phasing out the model that uses our filters, and (ii) a decrease in demand for our hemoconcentrator products (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery), both in the United States and internationally.

Gross profit

Gross profit increased by $4,609,000, or 17.3%, to $31,302,000 for the three months ended April 30, 2011 from $26,693,000 for the three months ended April 30, 2010. Gross profit as a percentage of net sales for the three months ended April 30, 2011 and 2010 was 37.9% and 40.1%, respectively.

Gross profit increased by $7,611,000, or 9.1%, to $90,886,000 for the nine months ended April 30, 2011 from $83,275,000 for the nine months ended April 30, 2010. Gross profit as a percentage of net sales for the nine months ended April 30, 2011 and 2010 was 38.6% and 40.8%, respectively.

The gross profit as a percentage of net sales for the three and nine months ended April 30, 2011 decreased compared with the three and nine months ended April 30, 2010 primarily due to (i) a less favorable sales mix due to increases in sales volume of certain lower margin products, such as the significant increase in capital equipment sales in our Endoscope Reprocessing segment, and with respect to the first four months of fiscal 2010, a decrease in sales volume of high margin face masks, disinfectants and other healthcare disposables products that were in strong demand during the prior year outbreak of the novel H1N1 flu (swine flu), (ii) the inclusion of sales with lower gross margin as a result of acquiring Gambro Water and (iii) an increase in raw materials and distribution costs primarily due to the higher price of oil.

We cannot provide assurances that our gross profit percentage will not be further adversely affected in the future (i) by price competition in certain of our segments such as Healthcare Disposables, Endoscope Reprocessing and Dialysis, (ii) by uncertainties associated with our product mix or (iii) if raw materials and distribution costs increase and we are unable to implement price increases. Additionally, despite expensive shipping costs, some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior to similar products produced in China and Southeast Asia, we expect to experience significant pricing pressure that will adversely affect our gross profit in the future in our Healthcare Disposables segment as a result of low cost competition from products produced in China and Southeast Asia.

Operating Expenses

Selling expenses increased by $2,157,000, or 23.1%, to $11,505,000 for the three months ended April 30, 2011 from $9,348,000 for the three months ended April 30, 2010. For the nine months ended April 30, 2011, selling expenses increased by $5,345,000, or 20.1%, to $31,928,000 from $26,583,000 for the nine months ended April 30, 2010. These increases were primarily due to commissions on increased sales by our endoscope reprocessing direct sales force and to a lesser extent, additional sales personnel principally in our Endoscope Reprocessing and Water Purification and Filtration segments.

Selling expenses as a percentage of net sales were 13.9% and 14.0% for the three months ended April 30, 2011 and 2010, respectively, and 13.5% and 13.0% for the nine months ended April 30, 2011 and 2010, respectively. The increase in our selling expense as a percentage of net sales for the nine months ended April 30, 2011 was due to our strategic decision to invest in selling initiatives designed to gain or maintain market share as well as to expand into new markets.

General and administrative expenses increased by $1,290,000, or 14.1%, to $10,439,000 for the three months ended April 30, 2011, from $9,149,000 for the three months ended April 30, 2010, primarily due to increases of (i) approximately $615,000 in compensation expense relating to annual salary raises, additional administrative personnel, employee benefit costs and stock-based compensation expense, (ii) approximately $150,000 in outside professional fees and (iii) $195,000 in amortization expense of intangible assets primarily relating to our acquisitions of ConFirm, Gambro Water and Purity.

General and administrative expenses increased by $2,137,000, or 7.7%, to $29,863,000 for the nine months ended April 30, 2011, from $27,726,000 for the nine months ended April 30, 2010, primarily due to increases of (i) approximately $895,000 in compensation expense relating to annual salary raises, additional administrative personnel, employee benefit costs and stock-based compensation expense, (ii) approximately $420,000 in outside professional fees which primarily related to acquisitions and (iii) $348,000 in amortization expense of intangible assets primarily related to our acquisitions of ConFirm, Gambro Water and Purity.

General and administrative expenses as a percentage of net sales were 12.6% and 13.7% for the three months ended April 30, 2011 and 2010, respectively, and 12.7% and 13.6% for the nine months ended April 30, 2011 and 2010, respectively.

Research and development expenses (which include continuing engineering costs) increased by $373,000 to $1,715,000 for the three months ended April 30, 2011, from $1,342,000 for the three months ended April 30, 2010. For the nine months ended April 30, 2011, research and development expenses increased by $1,015,000 to $4,779,000, from $3,764,000 for the nine months ended April 30, 2010. These increases were primarily due to development work on certain new products in our newly created Chemistries operating segment. For fiscal 2012 and the remainder of fiscal 2011, we intend to continue our acceleration of investments in research and development to leverage our new Chemistries group across various infection prevention and control opportunities.

Interest

Interest expense decreased by $38,000 to $195,000 for the three months ended April 30, 2011, from $233,000 for the three months ended April 30, 2010, primarily due to a decrease in average interest rates.  For the nine months ended April 30, 2011, interest expense decreased by $261,000 to $698,000, from $959,000 for the nine months ended April 30, 2010, primarily due to decreases in average outstanding borrowings and average interest rates.

Interest income increased by $5,000 to $24,000 for the three months ended April 30, 2011, from $19,000 for the three months ended April 30, 2010.  For the nine months ended April 30, 2011, interest income increased by $27,000 to $62,000, from $35,000 for the nine months ended April 30, 2010. These increases were due to increasing our investment in a senior subordinated convertible promissory note issued by BIOSAFE, Inc. (“BIOSAFE”) during the prior year, as more fully described elsewhere in this MD&A.

Income taxes

The consolidated effective tax rate was 33.5% and 36.9% for the nine months ended April 30, 2011 and 2010, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and the impact of various Federal tax legislation changes, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 35.6% and 37.8% for the nine months ended April 30, 2011 and 2010, respectively. The lower overall effective tax rate for the nine months ended April 30, 2011 was principally caused by (i) Federal tax legislation enacted in December 2010 that enabled us to claim the research and experimentation tax credit and (ii) Federal tax legislation that is now fully phased in, which enabled us to claim a larger income tax deduction offered to United States manufacturers. Approximately 90% of our income before income taxes was generated from our United States operations during the nine months ended April 30, 2011. For the nine months ended April 30, 2010, approximately 95% of our income before income taxes related to our United States operations.

Approximately 6% of our income before income taxes was generated from our Canadian operations for the nine months ended April 30, 2011 compared with approximately 3% of our income before income taxes in the prior year period. Our Canadian operations had an overall effective tax rate of 17.1% and 15.5% for the nine months ended April 30, 2011 and 2010, respectively. The low overall effective tax rates for both periods was due to the low corporate tax structure in Canada as well as the recognition of tax benefits upon resolution of income tax uncertainties, as more fully described below.

For the nine months ended April 30, 2011 and 2010, approximately 3% and 2%,

respectively, of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure. The overall effective tax rate for our Singapore operation was 14.3% and 13.5% for the nine months ended April 30, 2011 and 2010, respectively.

Approximately 1% of our income before income taxes was generated from our subsidiary in Japan for the nine months ended April 30, 2011 compared with a small loss in the prior year period. Due to the uncertainty of our Japan subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Japan subsidiary during the nine months ended April 30, 2010, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. For the nine months ended April 30, 2011, our Japan operation was slightly profitable and we recorded no income taxes due to the existence of net operating loss carryforwards.

The results of operations for our Netherlands subsidiary did not have a significant impact on our overall effective tax rate for the nine months ended April 30, 2011 and 2010 due to the size of income before income taxes generated from this operation.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2009	$380,000
Lapse of statute of limitations	(172,000)
Unrecognized tax benefits on July 31, 2010	208,000
Lapse of statute of limitations	(141,000)
Unrecognized tax benefits on April 30, 2011	$67,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010

Cost of sales	$31,000	$36,000	$101,000	$95,000
Operating expenses:
Selling	100,000	115,000	316,000	294,000
General and administrative	733,000	511,000	2,114,000	1,859,000
Research and development	7,000	8,000	22,000	22,000
Total operating expenses	840,000	634,000	2,452,000	2,175,000
Stock-based compensation before income taxes	871,000	670,000	2,553,000	2,270,000
Income tax benefits	(319,000)	(239,000)	(927,000)	(822,000)
Total stock-based compensation expense, net of tax	$552,000	$431,000	$1,626,000	$1,448,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.03	$0.10	$0.09

Diluted	$0.03	$0.03	$0.09	$0.09

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

The stock-based compensation expense recorded in the Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which historically was 0% and is now approximately 0.6% as we began paying dividends in January 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

All of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At April 30, 2011, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $4,213,000 with a remaining weighted average period of 15 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. For the nine months ended April 30, 2011 and 2010, such income tax deductions reduced income taxes payable by $1,458,000 and $976,000, respectively.

We classify the cash flows resulting from excess tax benefits as financing cash flows on our Condensed Consolidated Statements of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value.

Liquidity and Capital Resources

Working capital

At April 30, 2011, the Company’s working capital was $36,840,000, compared with $53,747,000 at July 31, 2010. The decrease in working capital was primarily due to borrowing $28,000,000 under our revolving credit facility to acquire Gambro Water and ConFirm and reclassifying the entire outstanding balance of our revolving credit facility from long-term to current as a result of its expiration occurring in less than one year on August 1, 2011.

Cash flows from operating activities

Net cash provided by operating activities was $17,528,000 and $17,451,000 for the nine months ended April 30, 2011 and 2010, respectively. For the nine months ended April 30, 2011, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and an increase in accounts payable and other current liabilities (due primarily to the timing associated with vendor payments), partially offset by an increase in accounts receivable (primarily due to strong sales of Endoscope Reprocessing products and services and Healthcare Disposables products in the three months ended April 30, 2011).

For the nine months ended April 30, 2010, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes), partially offset by increases in inventories (due to planned strategic increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscope Reprocessing segments) and a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation payments).

Cash flows from investing activities

Net cash used in investing activities was $34,007,000 and $4,852,000 for the nine months ended April 30, 2011 and 2010, respectively. For the nine months ended April 30, 2011, the net cash used in investing activities was primarily for the acquisitions of Gambro Water and ConFirm as well as capital expenditures. For the nine months ended April 30, 2010, the net cash used in investing activities was primarily for capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $9,555,000 for the nine months ended April 30, 2011, compared with net cash used in financing activities of $17,140,000 for the nine months ended April 30, 2010. For the nine months ended April 30, 2011, the net cash provided by financing activities was due primarily to borrowings under our revolving credit facility relating to the Gambro Water and ConFirm acquisitions and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities, the payment of a dividend to our shareholders and the purchase of treasury shares. For the nine months ended April 30, 2010, the net cash used in financing activities was primarily attributable to repayments under our credit facilities and the payment of a dividend to our shareholders, partially offset by proceeds from the exercises of stock options.

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

Long-term contractual obligations

As of April 30, 2011, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$2,500	$27,500	$—	$—	$—	$—	$30,000
Expected interest payments under the credit facilities (1)	142	—	—	—	—	—	142
Minimum commitments under noncancelable operating leases	865	3,064	2,314	1,940	1,489	6,222	15,894
Deferred compensation and other	102	253	38	33	34	132	592
Acquisitions payable	516	2,207	—	—	—	—	2,723
Employment agreements	709	2,375	121	—	—	—	3,205
Total contractual obligations	$4,834	$35,399	$2,473	$1,973	$1,523	$6,354	$52,556

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.71% and 1.96%, respectively, which were our weighted average interest rates on outstanding borrowings at April 30, 2011.

Credit facilities

Our United States credit facilities, as amended, include (i) a six-year $40.0 million senior secured amortizing term loan facility and (ii) a five-year $50.0 million senior secured revolving credit facility, which both expire on August 1, 2011 (the “U.S. Credit Facilities”). Amounts we repay under the term loan facility may not be re-borrowed. Debt issuance costs relating to the U.S. Credit Facilities were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $75,000 at April 30, 2011.

At May 31, 2011, borrowings under our U.S. Credit Facilities bear interest at rates ranging from 0.50% to 1.50% above the lender’s base rate, or at rates ranging from 1.50% to 2.50% above the London Interbank Offered Rate (“LIBOR”), depending upon our consolidated ratio of debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the facilities (“EBITDA”). At May 31, 2011, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.19% to 1.21%. The margins applicable to our outstanding borrowings at May 31, 2011 were 0.50% above the lender’s base rate and 1.50% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at May 31, 2011. The revolving credit facility also provides for fees on the unused portion at rates ranging from 0.20% to 0.40%, depending upon our consolidated ratio of debt to EBITDA; such rate was 0.20% at May 31, 2011.

The U.S. Credit Facilities require us to meet certain financial covenants and are secured by (i) substantially all of our U.S.-based assets (including assets of Cantel, Minntech, Mar Cor, Crosstex and Strong Dental Products, Inc.) and (ii) our pledge of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental Products, Inc. and 65% of the outstanding shares of our foreign-based subsidiaries. Additionally, we are not permitted to pay annual cash dividends on our Common Stock in excess of $3,000,000 without the consent of our United States lenders. As of April 30, 2011, we were in compliance with all financial and other covenants under the credit facilities.

On April 30, 2011, we had $30,000,000 of outstanding borrowings under the U.S. Credit Facilities, which consisted of $2,500,000 and $27,500,000 under the term loan facility and the revolving credit facility, respectively, and $22,500,000 was available to be borrowed under our revolving credit facility. On June 9, 2011, we repaid the remaining $2,500,000 under the term credit facility decreasing our total outstanding borrowings to $27,500,000.

The U.S. Credit Facilities have a termination date of August 1, 2011. Although we may repay a portion of our outstanding borrowings under the revolver throughout the remainder of fiscal 2011, we do not presently anticipate paying off the revolver in full by its termination date. We are in discussions with our bank syndicate regarding modifications to our credit facilities, including an extension of the termination date of the revolving credit facility, and expect to formally modify the revolving credit facility before the expiration date. However, since any modification will not be completed until later in fiscal 2011, the entire outstanding balance of the revolver was reclassified from long-term to current subsequent to July 31, 2010.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Acquisitions payable

In connection with the Gambro Water acquisition, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, a portion of the purchase price amounting to $3,100,000 is payable in six equal quarterly payments beginning January 2011 and ending April 2012. As of April 30, 2011, $2,067,000 of the $3,100,000 remains payable. In addition, we have estimated $656,000 as the fair value of contingent consideration relating to the acquisition of ConFirm, as further described in Notes 3 and 7 to the Condensed Consolidated Financial Statements, which will be payable after the one year period ending January 31, 2012 assuming the achievement of a contractually specified sales level for such period.

Employment agreements

We had previously entered into various employment agreements with executives of the Company, including our Corporate executive officers and our subsidiaries’ Chief Executive Officers. All of such contracts expired and most were replaced effective January 1, 2010 with severance contracts that defined certain compensation arrangements relating to various employment termination scenarios.

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

The notes mature and are due and payable on June 30, 2011 (“Maturity Date”). The notes accrue interest at a per annum rate of 8% until the Maturity Date or earlier exercise. The entire principal amount and accrued interest are automatically payable in a newly-created series of preferred stock issued upon the closing of BIOSAFE’s next round financing on or before the Maturity Date (“Next Round Financing”) based on a conversion formula.

If the Next Round Financing fails to occur by the Maturity Date, the notes, both principal and interest, will be payable in cash and the automatic conversion will no longer apply. If

BIOSAFE defaults on such payment, interest will accrue thereafter at a rate of 12% per annum. Additionally, during the 30-day period following the Maturity Date, we may elect to convert the principal and all accrued interest into shares of common stock of BIOSAFE at a price per share equal to 70% of the fair market value (the “Discount Rate”). No further interest will accrue if we make such election. As of June 9, 2011, the Next Round Financing has not occurred.

On June 3, 2011 BIOSAFE requested that the Company and other note holders agree to amend the notes to extend the Maturity Date to December 31, 2011 in consideration for (i) an increase in the interest rate of the notes to 12% per annum (commencing from the effective date of the amendment), (ii) decreasing the Discount Rate to 60% and (iii) certain other benefits to the note holders. Such amendment requires approval of holders representing a majority of the aggregate outstanding principal amount of the notes.

In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest, is included within other assets in our Condensed Consolidated Balance Sheets at April 30, 2011 and July 31, 2010. At April 30, 2011, we evaluated this investment for potential impairment and determined that no impairment exists at such date since the carrying value of this investment approximates fair value. However, based upon the evidence evaluated, we will need to conduct another impairment assessment at the end of our fourth quarter.

Financing needs

Although all of our reporting segments generate significant cash from operations, our Endoscope Reprocessing, Healthcare Disposables, Dialysis and Water Purification and Filtration segments are the largest generators of cash. At April 30, 2011, we had a cash balance of $16,039,000, of which $4,222,000 was held by foreign subsidiaries. On September 28, 2010, we repatriated $5,500,000 in earnings from one of the foreign subsidiaries.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our revolving credit facility will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At May 31, 2011, $22,500,000 was available under our revolving credit facility, which expires on August 1, 2011. We are in discussions with our bank syndicate regarding modifications to our credit facilities, including an extension of the termination date of the revolving credit facility, and expect to formally modify the revolving credit facility before the expiration date.

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

Foreign currency

During the three and nine months ended April 30, 2011, compared with the three and nine months ended April 30, 2010, the average value of the Canadian dollar increased by approximately 6.5% and 5.1%, respectively, relative to the value of the United States dollar. Additionally, at April 30, 2011 compared with July 31, 2010, the value of the Canadian dollar relative to the value of the United States dollar increased by approximately 7.8%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2010 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

For the three and nine months ended April 30, 2011, compared with the three and nine months ended April 30, 2010, the average value of the euro relative to the value of the United States dollar increased by approximately 3.6% and decreased by approximately 4.6%, respectively, and the average value of the British pound relative to the value of the United States dollar increased by approximately 5.8% and decreased by approximately 0.7%, respectively. Additionally, at April 30, 2011 compared with July 31, 2010, the value of the euro and British pound relative to the United States dollar increased by approximately 13.5% and 6.5%, respectively. Changes in the value of the euro and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are denominated and ultimately settled in euros or British pounds but must be converted into their functional United States currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2010 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $3,629,000 at May 31, 2011, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on June 30, 2011. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our U.S. Credit Facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy Canadian dollars, euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and nine months ended April 30, 2011, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2011, compared with the three and nine months ended April 30, 2010, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three and nine months ended April 30, 2011 compared with the three and nine months ended April 30, 2010.

For purposes of translating the balance sheet at April 30, 2011 compared with July 31, 2010, the total of the foreign currency movements resulted in a foreign currency translation gain of $1,342,000, net of tax, for the nine months ended April 30, 2011, thereby increasing stockholders’ equity.

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

As a result of our acquisition of ConFirm, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, a portion of our healthcare disposables sales relating to the mail-in spore test kit is recorded as deferred revenue when initially sold. We recognized the revenue on these test kits using an estimate based on historical experience of the amount of time that elapses from the point of sale to when the kit is returned to us and we communicate to the customer the results of the required laboratory test.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, dental, water purification and filtration and endoscope reprocessing customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $866,000 and $2,191,000 for the three and nine months ended April 30, 2011, respectively, and $712,000 and $2,269,000 for the three and nine months ended April 30, 2010, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is primarily responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2010, management concluded that none of our intangible assets or goodwill was impaired. On April 30, 2011, management concluded that no events or changes in circumstances have occurred during the nine months ended April 30, 2011 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2010, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average fair value that exceeded book value by approximately 16%.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On April 30, 2011, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

Stock-Based Compensation

We account for stock options and stock awards in which stock compensation expense is recognized for any option or stock award grant based upon the award’s fair value. All of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis, reduced by estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. We account for contingent consideration relating to business combinations that occurred subsequent to July 31, 2009 in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and a reduction of goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are different from the amounts initially recorded.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2010 Form 10-K. Fluctuations in the rates of currency exchange between the United States dollar and the Canadian dollar had an insignificant impact for the three and nine months ended April 30, 2011, compared with the three and nine months ended April 30, 2010, upon our net income and had a favorable impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the euro and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are denominated and ultimately settled in euros or British pounds but must be converted into their functional United States currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2010 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Fluctuations in the rates of currency exchange between the United States dollar and the euro or British pound did not have a significant overall impact for the three and nine months ended April 30, 2011, compared with the three and nine months ended April 30, 2010, upon our net income and stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $4,379,000 at April 30, 2011, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on May 31, 2011. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Under our U.S. Credit Facilities, such contracts to purchase Canadian dollars, euros and British pounds may not exceed $12,000,000 in an aggregate notional amount at any time. For the three and nine months ended April 30, 2011, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three and nine months ended April 30, 2011, compared with the three and nine months ended April 30, 2010, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income for the three and nine months ended April 30, 2011, compared with the three and nine months ended April 30, 2010, and a favorable impact upon stockholders’ equity primarily due to the increase in the value of the Canadian dollar relative to the United States dollar.

Interest Rate Market Risk

We have United States credit facilities for which the interest rate on outstanding borrowings is variable. Substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, interest expense is affected by the general level of interest rates in the United States as well as LIBOR interest rates.

Additionally, we expect to amend our U.S. Credit Facilities prior to August 1, 2011. Due to current market conditions, the modification of our credit facilities may result in an increase of our margins above the lender’s base rate and LIBOR, which would adversely affect our results of operations in the future if levels of outstanding borrowings increase significantly.

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

On February 11, 2011, we acquired ConFirm, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process at our Crosstex subsidiary to ensure that all financial information related to this acquisition was properly reflected in our Condensed Consolidated Financial Statements. We expect that all aspects of the ConFirm acquisition will be fully integrated into Crosstex’ existing internal control structure by July 31, 2011.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of Common Stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

February	14,088	$21.45	—	—
March	39,719	25.77	—	—
April	754	27.10	—	—
Total	54,561	$24.68	—	—

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

Date: June 9, 2011

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller