Form 10-K
period 2011-07-31
CANTEL MEDICAL CORP
filed 2011-10-14
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $292,162,947.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on September 16, 2011: 17,678,848.

Documents incorporated by reference:  Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2011 Annual Meeting of Stockholders of Registrant.

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

PART I

Item 1.                                                        BUSINESS.

General

We are a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy (formerly known as “Endoscope Reprocessing”): Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes and other approved devices.  Since August 2011, this segment also offers disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.  See “- Recent Acquisition — Subsequent to July 31, 2011 — Acquisition of Byrne Medical, Inc. Disposable Endoscopy Products Business.”

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•                     Healthcare Disposables: Single-use, infection prevention and control products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants. Since February 2011 this segment also offers both a mail-in service and in-office spore test kits for healthcare professionals to verify the performance of their sterilizers.  See “- Fiscal 2011 Acquisitions — Acquisition of ConFirm Monitoring Systems, Inc. Sterilization Monitoring Business.”

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

Recent Acquisition — Subsequent to July 31, 2011

Acquisition of Byrne Medical, Inc. Disposable Endoscopy Products Business

On August 1, 2011 our Minntech Corporation subsidiary (“Minntech”) acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), a privately owned, Texas-based company that designs, manufactures and sells an innovative array of disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures. Excluding acquisition-related costs of approximately $1,030,000, we paid an aggregate purchase price of $100,000,000, comprised of $90,000,000 in cash and $10,000,000 in shares of Cantel common stock that is subject to both a multi-year lock-up and three-year price floor (described below).  The stock consideration consisted of 401,123 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($24.93). In addition there is up to a $10,000,000 potential cash earnout payable to BMI over two years based on the achievement by the acquired business (the

“Byrne Medical Business”) of certain targeted amounts of gross profit. A portion of the purchase price (including the stock consideration) was placed in escrow as security for indemnification obligations of BMI and its principal stockholder, Don Byrne. Subject to certain conditions and limitations, under the price floor referred to above, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). The acquisition of the Byrne Medical Business will be included in our Endoscopy operating segment. See “—Reporting Segments-Endoscopy” and Note 3 to the Consolidated Financial Statements.

For the twelve months ended December 31, 2010, BMI’s latest audited fiscal year, BMI generated revenues and gross margins of $34,293,000 and $21,991,000, respectively. Capitalizing on BMI’s 20%+ historic growth profile over the past three years, we expect an increase in overall corporate gross margins and anticipate the acquisition to be accretive in the future (inclusive of the expenses resulting from purchase accounting, financing, and deal-related costs).

In connection with the acquisition, we assumed certain liabilities of BMI including trade payables, sales commissions payable and ordinary course business liabilities. In addition, we purchased certain land and buildings utilized by the Byrne Medical Business from Byrne Investments LLC, an affiliate of Mr. Byrne, for $5,900,000.

Since the acquisition was completed on the first day of fiscal 2012, the results of operations of the Byrne Medical Business are not included in our results of operations for any period reported herein.

The principal reasons for the acquisition of the Byrne Medical Business were as follows: (i) the complementary nature of its infection prevention and control business which further expanded our business into hospital and outpatient center-based GI endoscopy; (ii) the addition of a market leading, high margin business in a distinct niche in infection prevention and control; (iii) the increase in the percentage of our net sales derived from recurring consumables; (iv) the expectation that the acquisition increases overall corporate gross margins and will be accretive to our future earnings per share; (v) the belief that the endoscopy market will convert from re-using to disposing of certain components in GI endoscopy; and (vi) the opportunity for us to further expand our business into the design, manufacture and distribution of proprietary products. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

Fiscal 2011 Acquisitions

Acquisition of ConFirm Monitoring Systems, Inc. Sterilization Monitoring Business

On February 11, 2011, our Crosstex International, Inc. subsidiary (“Crosstex”) acquired the sterilization monitoring business of ConFirm Monitoring Systems, Inc. (“ConFirm Monitoring”) for $7,500,000, excluding acquisition-related costs of $52,000, plus contingent consideration of up to an additional $1,000,000 based upon achievement of specified sales levels through January 31, 2012. ConFirm Monitoring, based in Denver, Colorado, offers both a mail-in service and in-office spore test kits for healthcare professionals to verify the performance of their sterilizers in accordance with industry guidelines for daily or weekly testing. The acquired business had pre-acquisition sales of approximately $4,000,000.

The results of operations of the acquired ConFirm Monitoring business (the “ConFirm Monitoring Business”) are included in our results of operations in fiscal 2011 commencing on February 11, 2011 and are not included in our results of operations for any prior periods. The ConFirm Monitoring Business is included in our Healthcare Disposables segment. See “—Reporting Segments-Healthcare Disposables” and Note 3 to the Consolidated Financial Statements.

The principal reasons for the acquisition were (i) to expand our sterility assurance product portfolio, (ii) to enable cross-selling of our existing products such as our patent-pending Sure-CheckTM sterilization pouch, (iii) to leverage Crosstex’ sales and marketing infrastructure in the dental arena and (iv) the expectation that the acquisition will be accretive to our future earnings per share beyond fiscal 2011.

Acquisition of Gambro Renal Products, Inc. Water Business

On October 6, 2010, our Mar Cor Purification, Inc. subsidiary (“Mar Cor”) acquired from Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (collectively, “Gambro”) certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis (“Gambro Water” or the “Gambro Acquisition”). Immediately following the acquisition, we commenced sales and service of all Gambro water products, components, parts and consumables solely intended for the United States and Puerto Rico markets. The manufacturing of these products has been transitioned into our own manufacturing facility in Plymouth, Minnesota. With an installed base of over 1,200 water equipment customers in the United States and annual pre-acquisition revenues of approximately $14,000,000 (approximately 75% of such revenues are from one customer), the Gambro Acquisition expanded our Water Purification and Filtration’s annual business by approximately 19% in terms of sales, particularly with respect to product and service sales volumes in both existing and new dialysis clinics across the United States. Total consideration for the transaction, excluding acquisition-related costs of approximately $240,000, was $23,700,000, of which $3,100,000 is being paid in six quarterly payments ending April 2012.

The results of operations of Gambro Water are included in our results of operations in fiscal 2011 commencing on October 6, 2010 and are not included in our results of operations for any prior periods. The Gambro Acquisition is included in our Water Purification and Filtration operating segment. See “—Reporting Segments-Water Purification and Filtration” and Note 3 to the Consolidated Financial Statements.

The principal reasons for the acquisition were as follows: (i) the expansion of our water purification product line, particularly in the area of cost effective heat sanitizing water purification equipment, (ii) the opportunity to add an installed equipment base of business into which we can (a) increase sales and service revenue while improving the density and efficiency of the Mar Cor service network and (b) drive a greater portion of recurring consumable sales per clinic; (iii) the potential revenue and cost savings synergies and efficiencies that could be realized through optimizing and combining the acquired assets (including Gambro employees) into Mar Cor; and (iv) the expectation that the acquisition will be accretive to our future earnings per share.

Reporting Segments

The following table gives information as to the percentage of consolidated net sales accounted for by each of our reporting segments:

	Year Ended July 31,
	2011	2010	2009
	%	%	%

Endoscopy	31.9	23.9	20.1
Water Purification and Filtration	29.0	27.2	26.5
Healthcare Disposables	21.8	25.5	24.7
Dialysis	11.8	16.3	21.7
All Other	5.5	7.1	7.0
	100.0	100.0	100.0

For a presentation of net sales, operating income and total assets by reporting segment, see Note 18 to the Consolidated Financial Statements.

Following the acquisition of the Byrne Medical Business on August 1, 2011, we changed the name of our Endoscope Reprocessing operating segment to Endoscopy.  This reflects the fact that although the products of the Byrne Medical Business are endoscopy related, they are not related to the physical reprocessing of endoscopes following the completion of endoscopy procedures.  Rather, the Byrne Medical Business features disposable infection prevention and control products used during GI endoscopy procedures in the procedure room itself.

Endoscopy

General

We design, develop, manufacture and sell endoscope reprocessing systems, sterilants, detergents and related supplies. Endoscopes are high value items that are re-used with multiple patients and procedures. Although endoscopes generally can be manually disinfected, there are many problems associated with such methods including the lack of uniform disinfection procedures, personnel exposure to disinfectant fumes and incomplete rinsing that could result in disinfectant residue remaining in or on the endoscope. We believe our endoscope reprocessing systems offer several advantages over manual immersion in disinfectants. Our products, which meet rigorous high-level disinfection assurance standards and regulations, allow the safe and effective use of endoscopes in healthcare facilities throughout the world.

Our automated endoscope disinfection equipment is designed to pre-rinse the device, then continuously pump disinfectant around the endoscope and through all of its internal working channels, resulting in thorough and consistent high-level disinfection. After the disinfection phase, all internal channels and external surfaces are thoroughly rinsed to completely remove any disinfectant residue. This automated process inhibits the buildup of biofilms in the working channels and renders the endoscope safe for the next patient use. In addition, the entire high-level disinfection process can be completed with minimal participation by the operator, freeing the operator for other tasks, reducing the exposure of personnel to the chemicals used in the disinfection process and reducing the risk of transmission of infectious diseases. Our reprocessing equipment also reduces the risks associated with inconsistent manual disinfecting.

With the acquisition of the Byrne Medical Business on August 1, 2011, we have greatly expanded our hospital and clinic-based GI endoscopy business by entering the market for infection prevention and control products used in the endoscopy procedure room itself as opposed to our endoscope reprocessing business which addresses infection prevention and control after a procedure is completed. We now design, manufacture and sell an innovative array of disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal endoscopy procedures. Byrne Medical’s initial products, the Endo SmartCap® disposable sterile water bottle adaptor and the EndoGator™ disposable GI endoscopy irrigation tubing product, pioneered the movement to disposable alternatives for reusable water bottles and irrigation tube sets used in GI endoscopy procedures.

Endoscopy Products and Services

Our Medivators® endoscope reprocessing product portfolio represents the most comprehensive offering of capital equipment, chemistries, consumables and services that are used to pre-clean, leak test, clean and disinfect flexible endoscopes from the point of removal from a patient through utilization in the next patient procedure. Our product range addresses virtually every need and function to properly disinfect endoscopes from the time it is removed from one patient to the time it is used on the next patient.

Our Medivators line of endoscope reprocessing systems includes several automated systems, such as the Advantage®, Advantage Plus™, DSD Edge® and DSD-201 systems, which are microprocessor-controlled, dual-basin, asynchronous endoscope disinfection systems, and the SSD-102, which is a single-basin version of the DSD-201 system.  Our newest reprocessor to receive United States Food and Drug Administration (“FDA”) and Health Canada clearance is the DSD Edge, a single-use chemistry version of the DSD-201. We also manufacture the Medivators CER series of countertop semi-automated endoscope reprocessors. These products are more compact, less expensive single and dual endoscope disinfection units.

Our Advantage Plus endoscope reprocessing systems represent technologically advanced automated systems designed to be compliant with all North American and European standards and to compete against the other sophisticated systems currently available both in Europe and North America. All of the automated disinfection machines can be used on a broad variety of endoscopes and are programmable by the user. Certain models of the dual-basin systems can disinfect up to four endoscopes at a time. The Advantage Plus system, a single—use chemistry reprocessor, has FDA and Health Canada clearance for use exclusively with our newest single-use chemistry, Rapicide® PA, a peracetic acid based, high-level disinfectant with a five-minute contact time used at 30 degrees Celsius, giving it superior material compatibility.

The Advantage, Advantage Plus, DSD Edge and DSD-201 systems are all CE(1) marked for sale in European and Asian markets. We also have clearance to sell the systems in Australia.

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

In connection with our endoscopy business, we manufacture Rapicide glutaraldehyde-based high-level disinfectant and sterilant, which has FDA 510(k)(2) clearance for a high-level disinfection claim of five minutes at 35 degrees Celsius. This

(1)  The CE marking (an acronym for the French conformité européenne) certifies that a product has met European Union (EU) health, safety and environmental requirements.  Many of our medical devices must meet CE marking requirements prior to commercial sale in Europe.

(2)  Most medical devices sold by the Company require the submission of a Premarket Notification 510(k) to the FDA and clearance of the submission by the FDA prior to commercial distribution.

disinfection contact time is currently one of the fastest available of any high-level disinfectant product sold in the United States. Rapicide has superior rinsibility which gives us a competitive market advantage. We also sell Adaspor® peracetic-acid based high-level disinfectant, manufactured by a third party in Europe, for the European and Asian markets that can be utilized in a wide variety of automated endoscope reprocessing systems. We now also have clearances to market our new single-use chemistry, Rapicide PA.

Our product offerings also include Intercept® Detergent and Wipes which are formulated especially for the cleaning and removal of biological and organic soils from medical device surfaces, including flexible endoscopes. When used regularly, Intercept® Detergent and Intercept Wipes progressively remove built-up layers of biofilm from endoscope channels and exterior surfaces. Biofilms are an acknowledged concern in healthcare as potential sources of nosocomial infection agents (environmentally sourced microorganisms that can be transmitted to patients during procedures or treatment).

Our Endoscopy segment offers various preventative maintenance programs, repair services and user training programs to support the effective operation of reprocessing systems over their lifetime. Medivators field service personnel and international third-party distributors install, maintain, upgrade, repair and troubleshoot equipment.

Since our acquisition of the Byrne Medical Business, we now offer a line of disposable products designed to mitigate infection risks in the endoscopy arena.  The principal Byrne Medical products include the EndoGator and the Endo SmartCap. The EndoGator is a disposable GI endoscopy irrigation tubing product that allows for 24-hour use without the need to repeatedly sterilize reusable irrigation tubing. The Endo SmartCap allows for a disposable sterile alternative to the reusable water bottle in GI endoscopy designed to minimize infection control risks that are associated with manual cleaning and sterilization of the water bottle and its associated connection to the scope. Recently, the Endo SmartCap and EndoGator products have been combined into one innovative system, known as The Universal Irrigation Solution™ Hybrid. Utilizing a single disposable water bottle both for irrigation and cleaning the lens of the scope, this system maintains the superior patient safety standards characterizing the Byrne Medical products.

Other important Byrne Medical products are the sterile DEFENDO® Disposable Biopsy Valve for Olympus®, Fujinon® and Pentax® endoscopes, and single-use air/water and suction valves, all of which are used in GI endoscopy.

Marketing and Sales

We sell and service our Medivators endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables and our Byrne Medical disposable endoscopy infection prevention and control products through our own discrete United States field sales and service organizations. Outside of the United States, both the Medivators products and the Byrne Medical products are sold primarily through independent distribution partners in Europe, Canada, Asia, Australia and Latin America as well as our own sales and service organizations in the Netherlands and Singapore.

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

We are the market leader in the supply of FDA 510(k) cleared water purification systems to the dialysis industry in North America. During fiscal 2011 approximately 63% of our sales in this segment were derived from sales and service to U.S. dialysis clinics.

Our growth in the Water Purification and Filtration segment, particularly in the medical/dialysis arena, over the past several years has been driven principally from acquisitions. Since May 2006 we have acquired six water purification businesses, the most significant of which were the water dialysis business of GE Water & Process Technologies (“GE Water”) in March 2007 and Gambro Water in October 2010.

Water Purification Equipment

Our product line of water purification systems has been designed to produce biologically pure water targeted for use in the healthcare, life sciences, food and beverage, and commercial industrial markets. We have significant expertise in the design and manufacture of water treatment systems engineered to meet specific water requirements of the healthcare, life sciences and beverage industries. Such expertise includes water for hemodialysis and all grades of US Pharmacopeia (USP) water (i.e., water meeting the FDA enforced standards of the United States Pharmacopeia) including “USP Purified Water” which is a FDA requirement for the labeling of “purified” bottled water. We also package these same technologies and expertise in industrial designs to meet the requirements for high purity water in the commercial industrial markets such as boiler feedwater production or high quality rinsewater production.

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

Our standard line of equipment includes the Biolab equipment line of reverse osmosis (RO) machines 2200, 3300, 4400, 8400, RODI® combination RO and electro-deionization system, and various heat disinfecting configurations, as well as the 23G, Zyzatech™ V and Z series, and the Millenium™, the leading medical portable reverse osmosis unit. Commencing in October 2010, these product lines are now complemented in the United States by the product lines exclusively licensed in the Gambro Acquisition, including the WRO 300, WRO 300H, CWP 100, WRO 101-104 and 106H, a leading heat disinfecting system. Our extensive product offerings can be configured to serve all of our target markets.

We also offer pretreatment equipment, lab water equipment, a full range of service deionization tanks and specific equipment designed to support the life sciences and industrial markets including peripheral equipment such as carts, bicarbonate and acid delivery systems with central and single mix distribution units, and concentrate systems with central concentrate holding tanks.

Our systems meet water quality and good manufacturing practice standards of the Association for the Advancement of Medical Instrumentation (“AAMI®”). We have all required 510(k) clearances from the FDA for our dialysis water purification systems and bicarbonate mix and distribution systems.

Service & Maintenance; Resin Regeneration

We provide service and maintenance for water purification systems in the United States and Canada through twenty-two regional offices (twenty in the United States and two in Canada). These service centers are staffed with sales and service personnel to support both scheduled and emergency customer requirements. Each office provides 24-hour emergency service for our customers through a fleet of stocked service vehicles. Seven of the offices (Toronto, Montreal, Philadelphia, Boston, San Antonio, Chicago and Atlanta) are equipped with resin regeneration plants (described below).

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

Filtration

We offer a full line of filters utilizing hollow fiber membrane technology. The filters, sold under the FiberFlo® Capsule Filters and FiberFlo Cartridge Filters names, are utilized to remove impurities from liquid streams for a wide range of applications. We also added the Posiclear®(3) Pleated Filter as part of the Gambro product line acquisition, another FDA 510(k) cleared product for hemodialysis water filtration.  Such applications include the filtering of ultrapure water to remove bacteria and other contaminants in medical environments to provide protection for patients undergoing treatments that use ultrapure water. Our cartridge filters are validated to remove endotoxins in dialysis water, which is included in our registration of the filters as medical devices under FDA 510(k) regulations. The filters are also used in medical device reprocessing systems to help meet reprocessing water quality guidelines outlined by the AAMI. In industrial applications, the filters are used to protect systems from contamination from particulates and microorganisms.

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

Sterilants

Minncare® Cold Sterilant is a liquid sterilant product used to sanitize and disinfect high-purity water systems. Minncare Cold Sterilant is based on our proprietary peracetic acid sterilant technology, and is engineered to clean and disinfect RO membranes and associated water distribution systems. Minncare Cold Sterilant is widely used in the dialysis, medical, pharmaceutical and other industries to disinfect ultrapure water systems as part of overall procedures to control the contamination of systems by microorganisms and spores. Actril® Cold Sterilant is a ready-to-use formulation of our proprietary peracetic acid based sterilant technology. It is used for surface disinfection in a variety of industries, including the medical and pharmaceutical industries. Actril’s sporacidal capabilities make it an appropriate selection for sterile manufacturing facilities that require such sporacidal disinfection on a monthly basis.

Our “Dry Fog” Equipment is capable of dispensing our cold sterilant products in a mist form into rooms and certain structures with complex geometries and achieving validated surface disinfection.  These systems currently are sold principally for clean room applications and sterile manufacturing markets in Europe and are finding increased application in the United States as we market the simplicity and efficacy of this technology.

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

As a result of the ConFirm Acquisition, we now offer both a mail-in service and in-office spore test kits for healthcare professionals to verify the performance of their sterilizers in accordance with industry guidelines for daily or weekly testing.

(3) Posiclear is a trademark owned by Gambro that is exclusively licensed to us for use in the United States.

We have also experienced continued and improved market acceptance of our Sure-Check® Sterilization Pouches and Comfort Plus® Saliva Ejectors. The Sure-Check Sterilization Pouches are self-sealing pouches with a multi-variable (parameter) Class 4 chemical indicator ink printed on the pouch both internally and externally. This multi-variable chemical indicator provides the user with a reliable visual indication that the conditions for sterilization occurred without having to insert a separate chemical indicator into the pouch itself. The chemical indicator on the pouch reacts to all three key sterilization parameters - time, temperature and presence of steam. The Comfort Plus Saliva Ejector uses a patented design featuring rounded edges, smooth surfaces and strategically placed suction ports that help to enhance patient comfort while protecting delicate mucosal tissue.

During fiscal 2011, the Company introduced an innovative earloop face mask under the SecureFit® name.  This product incorporates an aluminum strip on the bottom of the mask, allowing the wearer to adjust and enhance the closeness of the fit of the mask to the contour of their face, minimizing the gapping that can occur while wearing traditional earloop face masks.  This feature is available in our three ASTM product classifications — Low (Isofluid®), Moderate (Procedural) and High (Ultra™).

We believe that the concern generated over the novel H1N1 flu outbreak during fiscals 2010 and 2009 significantly increased awareness of the prevention and control of infectious diseases. We believe that we are well qualified to address the global need for face masks, disinfectants and other products relating to infection prevention and control, including flu preparedness. The outbreak and spread of the novel H1N1 flu in the United States resulted in significantly increased sales of our face masks during our fourth quarter of fiscal 2009 and the first and second quarters of fiscal 2010. Based on our significant manufacturing capability of face masks, we are well positioned to increase production of face masks should the need arise due to a recurrence of the H1N1 flu or other outbreak of infectious disease.

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

Today, we believe that up to approximately one-third of all dialysis procedures in the United States reuse dialyzers, although there is no independent information available to verify that approximation. The shift from reusable to single-use dialyzers during the past decade is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. A continued decrease in dialyzer reuse in the United States in favor of single-use dialyzers would have an adverse effect on our business. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our Renalin 100 sterilant is a proprietary peracetic acid-based formula that, when used with our Renatron System, effectively cleans, disinfects and sterilizes dialyzers without the hazardous fumes and potential disposal issues related to gluteraldehyde and formaldehyde reprocessing solutions. Renalin cold sterilant is the leading dialyzer reprocessing solution in the United States.

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

All Other

We also operate other businesses, including the Therapeutic Filtration, Specialty Packaging and Chemistries operating segments. Due to the relatively small size of these businesses, they are combined in the All Other reporting segment.

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

In addition, to meet regulatory requirements that mandate shippers of infectious and biological substances to be trained and certified at least every two years or as often as regulations change, we offer a variety of training options allowing the customer to choose the method that best meets its needs. We provide open enrollment symposium-style training seminars in various cities, private seminar training at customers’ on-site locations, as well as self-paced internet and CD software. We offer our CD software and internet training programs in English, French and Spanish.

Our customer base consists of medical research companies, diagnostic, clinical and university laboratories, pharmaceutical and biotechnology companies, United States and Canadian government agencies, hospitals and state public health departments. Our packaging, thermal and training products are distributed worldwide both directly and through third-party distributors.

Chemistries

Our Chemistries segment provides research and development and coordination of marketing strategies that capitalize on our portfolio of proprietary chemistries. The group supports and drives the pipeline of new chemistry-based products for all of Cantel, manages and grows the existing OEM chemistry related businesses and is responsible for building new business revenues specific to the Chemistries Group. Substantial investment is being made in research and development to effectively leverage this business across a broad range of infection prevention and control opportunities.

We understand the increasing concern and costs associated with the spread of MRSA, C-difficile, Norovirus and other critical infectious agents, and have developed, or are developing, products and services to address these issues. One such service is our BIOREDOXsm decontamination service which utilizes an Environmental Protection Agency (“EPA”) approved chemical sterilant and proprietary dry fog technology to disinfect rooms ranging from sports facilities, commercial and residential properties and bio safety labs to hospital operating rooms. As part of this service we also offer a unique antimicrobial agent treatment that provides a protective layer on surfaces and other materials that assists in preventing recontamination of the area and transfer of infectious agents to humans.

Our detergents and disinfectants are based upon a wide variety of chemicals and provide cleaning and disinfection in many healthcare environments. Peracetic acid represents one of the most effective chemistries in our portfolio and we have recently launched a sterilization service business based upon a variation of this product. This service provides medical device, pharmaceutical and consumer product companies the capability to sterilize their products at room temperature with a rapid turnaround time. Our REVOXsm contract sterilization service is the only rapid turnaround, true room-temperature vapor sterilization (18 — 30°C) service for the medical, pharmaceutical and consumer products industries. The technology allows heat-sensitive devices to be sterilized without compromising materials compatibility, product quality or integrity, and also significantly reduces the preparation time of the sterilization process that is associated with other methods.

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

Sources and Availability of Raw Materials

We purchase raw materials, sub-assemblies, components and other supplies essential to our operations from numerous suppliers in the United States and abroad. The principal raw materials that we use to conduct operations include chemicals, paper, resin, stainless steel and plastic components. These raw materials are obtainable from several sources and are generally available within the lead times specified to vendors.

From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. For example, during fiscal 2008 we experienced unprecedented price increases in certain raw materials, including chemicals, paper and plastics (resins and bottles). In addition, we experienced significant difficulty in obtaining certain chemicals in fiscal 2008 due to apparent shortages by certain suppliers. Although we do not currently foresee extraordinary difficulty in obtaining the materials, sub-assemblies, components, or other supplies necessary for our business operations, we cannot predict if similar difficulties as those experienced in fiscal 2008 will occur again in the future, including further price increases, that may adversely affect our business.

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

As of September 16, 2011, we held 58 United States patents and 44 foreign patents, and had 12 United States patents and 16 foreign patents pending. The majority of our United States and foreign patents, for individual products, are effective for twenty years from the filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We believe that the patents in each of our segments are important. In addition, we license from independent third parties under certain patents, trade secrets and other intellectual property, the right to manufacture and sell our sterilants and Rapicide disinfectant (see “—Reporting Segments-Endoscopy”), water purification equipment using Gambro technology (see “—Acquisition of Gambro Renal Products, Inc. Water Business”) and phase change material products (see “—Reporting Segments-All Other-Specialty Packaging”). These licenses, each of which is long-term, are critical to our commercialization of those products.

Our products and services are sold around the world under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. As of September 16, 2011, we had a total of 423 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as 62 trademark applications pending worldwide.

Seasonality

Our businesses generally are not seasonal in nature.

Principal Customers

None of our customers accounted for 10% or more of our consolidated net sales during fiscal 2011. However, DaVita Inc. (“DaVita”) accounted for approximately 9.9% of our consolidated net sales in fiscal 2011.

Except as described below, none of our segments are reliant upon a single customer, or a few customers, the loss of any one or more of which could have a material adverse effect on the segment.

In our Water Purification and Filtration segment, Fresenius and DaVita accounted for approximately 19.4% and 19.5%, respectively, of our segment net sales. The loss of a significant amount of business from Fresenius or DaVita could have a material adverse effect on our Water Purification and Filtration segment.

Our Healthcare Disposables segment is reliant on four customers who collectively accounted for approximately 61.6% of our Healthcare Disposables segment net sales and 13.4% of our consolidated net sales during fiscal 2011. Of the four, Henry Schein accounted for approximately 25.4% of our segment net sales. The loss of a significant amount of business from any of these four customers or a further consolidation of such customers could have a material adverse effect on our Healthcare Disposables segment.

During fiscal 2011, one customer, DaVita, accounted for approximately 36.2% of the Dialysis segment net sales. The loss of a significant amount of business from this customer would have a material adverse effect on our Dialysis segment, as further explained in “—Reporting Segments—Dialysis,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

On September 16, 2011, our consolidated backlog was approximately $23,054,000, compared with approximately $14,765,000 on September 17, 2010. The increase in backlog is primarily attributable to the acquisitions of the Byrne Medical Business, the ConFirm Monitoring Business and Gambro. The entire backlog is expected to be recognized as revenue within one year of such date.

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

Many of our competitors have greater financial, technical and human resources than we do, are well-established with reputations for success in the sale and service of their products and may have certain other competitive advantages over us. However, we believe that the worldwide reputation for the quality and innovation of our products among customers and our reputation for providing quality product service give us a competitive advantage with respect to many of our products.

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

In our Endoscopy segment, our principal competitors are Steris, Custom Ultrasonics, Olympus, ASP division of Johnson & Johnson, Metrex, Ruhof, Ecolab, US Endoscopy, Endo Choice, ERBE, Kimberly-Clark, Cygnus Medical and ConMed. We believe that our principal competitive advantages include the strength of our dedicated sales team in the United States, our comprehensive product line of automated endoscope reprocessors and proprietary chemistries, the advanced features and product innovation of our automated endoscope reprocessors and other endoscopy products (including products we acquired in the Byrne Medical Business acquisition), our reputation for providing high-quality and reliable products, and our highly responsive clinical support and service teams focused on endoscopy.

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

Research and Development

Research and development expenses (which include continuing engineering costs) were $6,648,000 and $5,169,000 in fiscals 2011 and 2010, respectively. The majority of our research and development expenses related to our endoscopy products, chemistries products, water purification systems and specialty filtration filters. The increase in research and development expenses is primarily due to development work on certain new products in our Chemistries operating segment, which was recently created at the end of fiscal 2010. In fiscal 2012, we intend to further invest in research and development across various infection prevention and control opportunities.

Environmental Matters

We anticipate that our compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment will not have any material effect on our capital expenditures, earnings or competitive position.

Employees

As of September 16, 2011, we employed 1,177 persons, including 219 relating to the Byrne Medical Business acquisition, of whom 1,062 are located in the United States, 76 are located in Canada, 17 are located in Europe, Africa and the Middle East, and 22 are located in the Southeast Asia. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

We have operations in Canada, Europe, Asia and other areas outside of the United States. These operations involve the same business segments as our domestic operations. For a geographic presentation of revenues and other financial data for the three years ended July 31, 2011, see Note 18 to the Consolidated Financial Statements.

Our foreign operations are subject, in varying degrees, to a number of inherent risks. These risks include, among other items, foreign currency exchange rate fluctuations, changes in local economic conditions and tax regulations, unsettled political, regulatory or business conditions, and government-sponsored boycotts and tariffs on our products or services.

Depending on the direction of change relative to the U.S. dollar, foreign currency exchange rate fluctuations can increase or reduce the reported dollar amounts of the Company’s net assets and results of operations. Overall, foreign currency movements relative to the U.S. dollar did not have a significant impact on net income during fiscal 2011. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations. See “Risk Factors.”

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

Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which reuse market has been decreasing in the United States.

Our dialyzer reprocessing products are limited to use by centers that choose to clean, sterilize and reuse dialyzers, rather than discard the dialyzers after a single-use. Dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing dialyzer reuse compared with single-use and such dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Although current public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single-use, it is apparent that the market share of single-use dialyzers has been increasing during the past decade relative to reuse dialyzers. We believe that approximately one-third of all dialysis procedures in the United States currently reuse dialyzers, although there is no independent information available to verify that approximation.

All or substantially all dialysis clinics owned by Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, are single-use facilities. We believe that dialysis clinics owned by DaVita, the second largest dialysis chain in the United States, performed approximately fifty percent of its dialysis procedures using reuse. During the last decade, there has been a continuing shift from reusable to single-use dialyzers, principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. Furthermore, DaVita, our largest dialysis customer, has been evaluating the economics and other factors associated with single-use versus reuse on a market-by-market basis. This has resulted in the conversion of certain clinics from reuse to single-use. In addition, DaVita in many cases is opening new clinics as single-use clinics.  A continued decrease in dialyzer reuse in the United States in favor of single-use dialyzers would have an adverse effect on our business.

The Company believes that if the per-procedure cost of single-use relative to reuse decreases to a level that makes it more economical to switch from reuse to single-use, then all or a substantial number of our customers may elect to make such switch in whole or material part. The loss of or material decrease in purchases from any of our major customers due to such economics or any other reason would have a material adverse effect on our business. See “Business - Principal Customers,” “Business - Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Net sales of our Dialysis segment accounted for 11.8% of our total net sales in fiscal 2011 compared with 16.3% of net sales in fiscal 2010 and 21.7% of net sales in fiscal 2009. Our Dialysis segment accounted for 24.2%, 24.5% and 29.6% of our total reporting segments operating income (before general corporate expenses and interest expense) in fiscals 2011, 2010 and 2009, respectively. This reduction in percentage of total sales is expected to accelerate during fiscal 2012 and beyond primarily due to the effect on our future results of operations due to the acquisition of the Byrne Medical Business, fiscal 2011 acquisitions and the organic growth of our existing segments other than Dialysis.

Industry consolidation and the highly competitive market have resulted in the continued loss of dialysate concentrate sales.

The downward trend of sales of our dialysate concentrate business continued during fiscal 2011. Fresenius manufactures dialysate concentrate itself and therefore provides dialysate concentrate to its own dialysis clinics. DaVita and certain international customers have also continued their reduction of dialysate concentrate purchases from us as a result of the highly competitive and price sensitive market for such product.  In addition, there is increased demand in the market for powdered dialysate products, which we do not manufacture, principally due to the lower freight costs associated with the powdered products.

Because a significant portion of our Water Purification and Filtration, Dialysis and Healthcare Disposables segments net sales comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.

In our Water Purification and Filtration segment, two customers, Fresenius and DaVita, accounted for 19.4% and 19.5%, respectively, of our fiscal 2011 net sales for this segment. The loss of a significant amount of business from either of these two customers would have a material adverse effect on our Water Purification and Filtration segment.

During fiscal 2011, DaVita accounted for 36.2% of the Dialysis segment net sales. We are highly dependent on DaVita as a customer and any material shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales.

The distribution network in the United States dental industry is concentrated, with relatively few distributors of consumables accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of our Healthcare Disposables segment are highly dependent on our relationships with a limited number of large distributors. During fiscal 2011, the top four customers of our Healthcare Disposables segment accounted for 61.6% of its net sales.  The loss or a significant reduction of business from any of the major customers of the Healthcare Disposables segment could adversely affect our results of operations. In addition, because our Healthcare Disposables segment products are primarily sold through third-party distributors and not directly to end users, we cannot control the amount and timing of resources that our distributors devote to our products.

There can be no assurance that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period.

Demand for some of our healthcare disposables products can be significantly affected by the severity of flu outbreaks, such as the novel H1N1 flu, and the level of urgency our customers and the general public develop and maintain with respect to epidemic and pandemic preparedness.

Net sales of high margin face masks, disinfectants and other healthcare disposables products were strong in our fourth quarter of fiscal 2009, and first four months of fiscal 2010, due to the outbreak of the novel H1N1 flu (swine flu). Although the outbreak of the novel H1N1 flu resulted in strong sales volume of high margin face masks and other healthcare disposables products, such sales volume has returned to a sales level that is similar to that which existed prior to the outbreak of the novel H1N1 flu given that the elevated level of reported cases of influenza viruses has subsided. Atypical demand for face masks is highly dependent upon the severity and timing of any pandemic flu outbreak such as the novel H1N1 flu, the ability of our Company to educate existing customers and potential new customers on the benefits of our face masks, disinfectants and other products and the level of urgency our customers and the general public develop and maintain with respect to epidemic and pandemic preparedness. Accordingly, we cannot provide assurance that a similar high level of sales as those that occurred in our fourth quarter of fiscal 2009 and first four months of fiscal 2010 will occur in any future period.

Our businesses are adversely impacted by rising fuel and oil prices and are heavily reliant on certain raw materials.

We purchase raw materials, sub-assemblies, components and other supplies essential to our operations from numerous suppliers in the United States and abroad. The principal raw materials that we use to conduct operations include chemicals, paper, resin, stainless steel and plastic components.

From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. During fiscal 2008, we experienced unprecedented price increases in certain raw materials due in large part to the rising price of fuel and oil, including chemicals, paper and plastics (resins and bottles) which had a significant adverse impact on our gross margins. In addition, we experienced significant difficulty in obtaining certain chemicals in fiscal 2008 due to apparent shortages by certain suppliers. In fiscal 2009, prices and raw material availability normalized. However, in fiscal 2011, the cost of certain raw materials rose again adversely affecting our gross margins. Although we do not currently foresee extraordinary difficulty in obtaining the materials, sub-assemblies, components or other supplies necessary for our business operations, we cannot predict if similar difficulties as those experienced in fiscal 2008 will occur again in the future, including further price increases, that may adversely affect our business.

In addition, rising fuel and oil prices can also have a significant adverse impact on transportation costs related to both the purchasing and delivery of products and services.  If costs materially increase in the future, we may not be able to implement price increases to our customers, which would adversely impact our gross margins.

The acquisition of new businesses and product lines, which has inherent risks, is an important part of our growth strategy.

We intend to grow, in part, by acquiring businesses. The success of this strategy depends upon several factors, including our ability to:

•                  identify and acquire appropriate businesses;

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

On August 1, 2009, we adopted Accounting Standards Codification (“ASC”) 805, “Business Combinations,” (“ASC 805”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contingent future consideration, any non-controlling interest in the acquiree and the goodwill acquired. The provisions of ASC 805 relating to contingent future consideration, or earn-outs, require us to record the fair value of such estimated amounts at the date of acquisition and continually remeasure the liability at each balance sheet date, which has the potential for creating significant earnings volatility. In particular, the recent acquisition of the Byrne Medical Business acquisition includes a $10,000,000 potential cash earnout payable to BMI over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. Accordingly, on the date of the acquisition we recorded a $2,700,000 estimate of the cash earnout payable to BMI. Every quarter we will remeasure this liability, which may result in significant earnings volatility.

In addition, we have occasionally used our stock as partial consideration for acquisitions. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing stockholders, and potential acquisition candidates may not view our stock attractively. We also may not be able to sustain the rates of growth that we have experienced in the past, whether by acquiring businesses or otherwise. In case of the acquisition of the Byrne Medical Business, we agreed that if the aggregate value of the stock consideration used to acquire the Byrne Medical Business is less than $10,0000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations (the “Price Floor”). Accordingly, we recorded $3,000,000 as the estimated fair value of the potential payable to BMI relating to the Price Floor and we will remeasure this liability every quarter, which may result in significant earnings volatility.

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. If future operating results of the acquired businesses are significantly less than the results anticipated at the time of the acquisitions, we may be required to incur impairment charges. At July 31, 2011, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average fair value that exceeded book value by approximately 28%.

Assumptions regarding the growth of businesses we acquire may differ from actual results. In regard to the recent acquisition of the Byrne Medical Business, we believe that the endoscopy market will convert from re-using to disposing of certain components in GI endoscopy. If such market conversion is slower than our initial expectations at the time of the acquisition or doesn’t occur at all, we may be required to incur impairment charges.

Our stock price has been volatile and may experience continued significant price and volume fluctuations in the future that could reduce the value of outstanding shares.

The market for our common stock has, from time to time, experienced significant price and volume fluctuations that may have been unrelated to our operating performance. Factors such as announcements of our quarterly financial results and new business developments could also cause the market price of our common stock to fluctuate significantly. Significant fluctuations of the market price of our common stock may result in earnings volatility primarily due to the quarterly remeasurement of the Price Floor explained above.

Competition from manufacturing facilities located in China and Southeast Asia could result in a reduction in our net sales of healthcare disposable products due to reduced average selling prices or our customers no longer purchasing certain products from us.

Despite expensive shipping costs, some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs in certain parts of that region of the world. Although we believe the quality of our healthcare disposable products, which are produced in the United States, are superior, our sales in the future may be adversely affected by either loss of sales or reductions in the price of our products as a result of this low cost competition. In our Healthcare Disposables segment, we expect to experience pricing pressure that may adversely affect our gross profit in fiscal 2012 as a result of low cost competition in China and Southeast Asia.

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

For the past three years, but particularly with respect to fiscals 2010 and 2009, certain portions of our business were adversely affected by the deterioration in the general economy and credit markets by causing our customers to slow spending on our products, especially capital equipment. A continuation or further deterioration in the economy, including a tightening of the credit markets, may adversely affect our future results of operations. Sales of capital equipment represented approximately 35% of our fiscal 2011 consolidated net sales and are primarily included in our Water Purification and Filtration, Dialysis and Endoscopy segments.

Increases in interest rates may adversely affect our future results of operations.

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 with our senior lenders to fund the cash consideration paid in and the costs associated with the acquisition, as well as to refinance our working capital credit facilities under an existing credit agreement. At July 31, 2011, we had total outstanding borrowings of $24,000,000 under our existing credit facilities that bore interest at rates that ranged from 1.69% to 1.75%. As a result of the acquisition of the Byrne Medical Business, total outstanding borrowings increased to $117,500,000 at September 30, 2011, net of repayments made, and bore interest at rates that ranged from 2.50% to 4.50%. Interest rates on outstanding borrowings are variable and substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, our future results of operations may be adversely affected if LIBOR interest rates on this significantly larger outstanding balance were to increase substantially.

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

The markets for many products we sell, such as endoscopy and water purification equipment, are subject to changing technology, new product introductions and product enhancements, and evolving industry standards. The introduction or enhancement of products embodying new technology or the emergence of new industry standards could render existing products obsolete or result in short product life cycles. Accordingly, our ability to compete is in part dependent on our ability to continually offer enhanced and improved products.

We may be exposed to product liability claims resulting from the use of products we sell and distribute.

We may be exposed to product liability claims resulting from the products we sell and distribute. We maintain product liability insurance, which we believe is adequate for our businesses. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. A partially or completely uninsured successful claim against us could have a material adverse effect on us.

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

Our success is dependent to a significant degree upon the efforts of key members of our management. Although none of our key executives has an employment agreement with the Company, each executive, including division Presidents, is party to a severance agreement with the Company.  In addition, we have short and long term incentive plans for our key executives that are designed in part to have a retentive effect on the executives. However, there can be no assurance that the terms of the severance agreements or incentive plans will have such an effect. We believe the loss or unavailability of any of such individuals could have a material adverse effect on our business. In addition, our success depends in large part on our ability to attract and retain highly qualified scientific, technical, sales, marketing and other personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the personnel necessary for the development and operation of our businesses.

Item 1B.                                                  UNRESOLVED STAFF COMMENTS.

None

Item 2.                                                           PROPERTIES.

Owned Facilities

We own three buildings located on adjacent sites, comprising a total of 16.5 acres of land in Plymouth, a suburb of Minneapolis, Minnesota. The principal facility is a 110,000 square-foot building used for executive, administrative and sales staff, research operations, manufacturing and warehousing. The second facility is a 65,000 square-foot building used for manufacturing and warehousing. The third facility is a 43,000 square-foot building used for manufacturing, warehousing and administrative and sales staff. These facilities are used for our Dialysis, Endoscopy, Therapeutic Filtration and Chemistries operating segments, as well as a portion of our Water Purification and Filtration operating segment.

We own a 63,000 square-foot building in Hauppauge, New York, the headquarters for our Healthcare Disposables operating segment, which is used for executive, administrative and sales staff, manufacturing and warehousing. We also own a 13,825 square-foot building in Buena Park, California, which serves as the west coast warehouse and regeneration plant for our Water Purification and Filtration segment.

In connection with the acquisition of the Byrne Medical Business on August 1, 2011, we acquired a 59,500 square-foot building in Conroe, Texas used for manufacturing, warehousing and administrative, sales and other staff.  We also acquired a 12 acre plot of land in Conroe, Texas with two relatively small buildings, which we plan to utilize in the near future.

Leased Facilities

Our principal leased facilities include the following:

Location	Purpose	Square Footage	Principal Operating Segment
Plymouth, MN	Warehousing	44,000	Various
Hauppauge, NY	Warehousing	46,000	Healthcare Disposables
Sharon, PA	Manufacturing and warehousing	52,000	Healthcare Disposables
Santa Fe Springs, CA	Manufacturing and warehousing	35,000	Healthcare Disposables
Lawrenceville, GA	Manufacturing and warehousing	40,000	Healthcare Disposables
Burlington, Ontario	Sales and administrative offices, research and engineering, manufacturing and warehousing	21,600	Water Purification and Filtration
Skippack, PA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	22,500	Water Purification and Filtration
Heerlan, the Netherlands (1)	Sales and service offices, warehouse and distribution hub	21,000	Various
Lowell, MA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	26,000	Water Purification and Filtration
San Antonio, TX	Sales, service, storage and regeneration plant	8,900	Water Purification and Filtration
Conroe, TX	Executive, sales and finance offices, research and development, training	17,500	Endoscopy
Edmonton, Alberta	Executive, sales and administrative offices, manufacturing and warehousing	12,800	Specialty Packaging (Included in All Other reporting segment)
Englewood, CO	Administration and laboratory	9,188	Healthcare Disposables
Little Falls, NJ	Corporate executive offices	8,900	Cantel Medical Corp.

(1) As part of the restructuring plan of our Netherlands subsidiary as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to the Consolidated Financial Statements, we sold our building and land in Heerlan, the Netherlands on May 19, 2009 and entered into a lease for 2.5 years with the new owner so we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. The sale of the building and land resulted in a gain of $146,000, which is being amortized over the life of the lease and is recorded in deferred revenue and other long-term liabilities. The rent for the full 2.5 year lease of $325,000 was paid from the sale proceeds and recorded as a prepaid expense in the Consolidated Financial Statements. Subsequent to July 31, 2011, we extended the lease to November 2012.

In addition, we lease office and sales space in Tokyo, Japan; Singapore; and Beijing, China that is used for all of our operating segments other than Healthcare Disposables, Specialty Packaging and Chemistries. We lease office, sales and warehouse space in Lienden, the Netherlands for our Healthcare Disposables segment.

We lease additional space for our Water Purification and Filtration segment in Downers Grove, Illinois; Norcross, Georgia; Mount Jackson, Virginia; Goshen, New York; Orion Township, Michigan; North Royalton, Ohio; Durham, North Carolina; Smyrna, Tennessee; Carrollton, Texas; Auburn, Washington; Lakeland, Florida; Pittsburgh, Pennsylvania; Concord, California; Golden, Colorado; Toronto, Ontario; and Montreal, Quebec. The Downers Grove, Norcross, Toronto and Montreal facilities serve as warehouses and regeneration plants, while the other locations are small storage facilities supporting local service operations.

We also lease additional space for our Specialty Packaging segment in Glen Burnie, Maryland that is used for sales and marketing, warehousing and as a distribution hub.

Net rentals for leased space for fiscal 2011 aggregated approximately $3,057,000 compared with $2,995,000 in fiscal 2010.

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

Item 4.                                                           RESERVED.

PART II

Item 5.                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock trades on the New York Stock Exchange under the symbol “CMN.”

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the New York Stock Exchange.

	HIGH	LOW

Year Ended July 31, 2011
First Quarter	$19.05	$13.76
Second Quarter	23.93	18.75
Third Quarter	27.89	21.29
Fourth Quarter	28.28	22.53

Year Ended July 31, 2010
First Quarter	$17.97	$13.26
Second Quarter	21.27	16.14
Third Quarter	21.48	18.45
Fourth Quarter	20.61	15.20

Since January 2010 we have paid semiannual cash dividends in January and July of each year. On each of January 28, 2011 and July 29, 2011 we paid cash dividends of $0.06 per outstanding share of the Company’s Common Stock ($0.12 per share annually), resulting in cash payments of $1,029,000 and $1,035,000, respectively. On each of January 29, 2010 and July 30, 2010, we paid cash dividends of $0.05 per outstanding share of the Company’s Common Stock ($0.10 per share annually), resulting in cash payments of $840,000 and $843,000, respectively. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors. However, it is our current expectation that semiannual cash dividends of at least $0.06 per common share will continue to be paid in the future.

On September 16, 2011, the closing price of our Common Stock was $24.04 and we had 322 record holders of Common Stock. A number of such holders of record are brokers and other institutions holding shares of Common Stock in “street name” for more than one beneficial owner.

The following table represents information with respect to purchases of Common Stock made by the Company during the fourth quarter of fiscal 2011:

			Total number of shares	Maximum number of
Month			purchased as part of	shares that may yet
of	Total number of	Average price	publicly announced	be purchased under
Purchase	shares purchased	paid per share	plans or programs	the program

May	21,118	$24.48	—	—
June	1,036	25.35	—	—
July	3,479	26.70	—	—
Total	25,633	$24.81	—	—

The Company does not currently have a publicly announced stock repurchase program. All of the shares purchased during the fourth quarter of fiscal 2011 represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options that do not qualify as incentive stock options.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock for the last five fiscal years with the cumulative total returns of the Russell 2000 index and the Dow Jones US Health Care Equipment & Services index over the same period (assuming an investment of $100 in our Common Stock and in each of the indexes on July 31, 2006, and where applicable, the reinvestment of all dividends).

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.                                                           SELECTED CONSOLIDATED FINANCIAL DATA.

The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. Since the Byrne Medical Business was acquired subsequent to the end of fiscal 2011, it is not reflected in any of the financial data below. The acquired operations of the ConFirm Monitoring Business are reflected in the Consolidated Statements of Income Data for the portion of fiscal 2011 subsequent to its acquisition on February 11, 2011. Gambro Water is reflected in the Consolidated Statements of Income Data for the portion of fiscal 2011 subsequent to its acquisition on October 6, 2010. Purity Water Company of San Antonio, Inc. (“Purity”) is reflected in the Consolidated Statements of Income Data for fiscal 2011 and the portion of fiscal 2010 subsequent to its acquisition on June 1, 2010. G.E.M. Water Systems Int’l, LLC (“G.E.M.”) was acquired on the last day of fiscal 2009 and therefore is included in the Consolidated Statements of Income Data for fiscals 2011 and 2010 (but the net assets of G.E.M. are included in the Consolidated Balance Sheet Data as of July 31, 2009.) The acquired operations of Dialysis Services, Inc. (“DSI”), Verimetrix, LLC (“Verimetrix”) and Strong Dental Products, Inc. (“Strong Dental”) are reflected in the Consolidated Statements of Income Data for fiscals 2011, 2010 and 2009 and the portion of fiscal 2008 subsequent to their acquisitions on August 1, 2007, September 17, 2007 and September 26, 2007, respectively. The acquired operations of GE Water and Twist 2 It Inc. (“Twist”) are reflected in the Consolidated Statements of Income Data for fiscals 2011, 2010, 2009 and 2008 and the portion of fiscal 2007 subsequent to their acquisitions on March 30, 2007 and July 9, 2007, respectively.  The acquired operations of the ConFirm Monitoring Business, Gambro Water, Purity, G.E.M., DSI, Verimetrix, Strong Dental, GE Water and Twist are not reflected in the results of operations for any other periods presented. Since the Olympus distribution agreements with Carsen Group Inc. (“Carsen”), a subsidiary of the Company, as well as Carsen’s active business operations, terminated on July 31, 2006, Carsen is reflected as a discontinued operation for fiscal 2007, which was the year that this business concluded its operating activity.

Consolidated Statements of Income Data

(Amounts in thousands, except per share data)

	Year Ended July 31,
	2011	2010	2009	2008	2007

Net sales	$321,651	$273,952	$260,050	$249,374	$219,044
Cost of sales	198,868	162,981	160,571	161,748	140,032
Gross profit	122,783	110,971	99,479	87,626	79,012

Income from continuing operations before interest expense and income taxes	31,336	32,665	27,451	17,967	16,839
Interest expense, net	874	1,110	2,495	4,116	2,737
Income from continuing operations before income taxes	30,462	31,555	24,956	13,851	14,102
Income taxes	10,037	11,614	9,387	5,158	5,998
Income from continuing operations	20,425	19,941	15,569	8,693	8,104
Income from discontinued operations, net of tax	—	—	—	—	342
Net income	$20,425	$19,941	$15,569	$8,693	$8,446

Earnings per common share:
Basic:
Continuing operations	$1.19	$1.19	$0.94	$0.53	$0.52
Discontinued operations	—	—	—	—	0.02
Net income	$1.19	$1.19	$0.94	$0.53	$0.54

Diluted:
Continuing operations	$1.18	$1.18	$0.94	$0.53	$0.50
Discontinued operations	—	—	—	—	0.02
Net income	$1.18	$1.18	$0.94	$0.53	$0.52

Dividends per common share	$0.12	$0.10	$—	$—	$—
Weighted average number of shares and common stock equivalents attributable to both common stock and participating securities
Basic	17,100	16,777	16,519	16,276	15,711
Diluted	17,324	16,968	16,576	16,440	16,173

Consolidated Balance Sheets Data

(Amounts in thousands, except per share data)

	July 31,
	2011	2010	2009	2008	2007

Total assets	$321,443	$280,665	$277,871	$279,190	$263,671
Current assets	111,324	94,731	88,910	84,561	76,731
Current liabilities	43,411	40,984	39,113	38,922	35,971
Working capital	67,913	53,747	49,797	45,639	40,760
Long-term debt	24,000	11,000	33,300	50,300	51,000
Stockholders’ equity	234,315	209,405	187,116	168,712	155,070
Book value per outstanding common share	$13.57	$12.42	$11.24	$10.31	$9.62
Common shares outstanding	17,273	16,866	16,644	16,371	16,116

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

Results of Operations provides a discussion of the consolidated results of operations for fiscal 2011 compared with fiscal 2010, and fiscal 2010 compared with fiscal 2009.

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

Overview

Cantel is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy (formerly known as “Endoscope Reprocessing”): Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes. Beginning in August 2011, this segment also offers disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•                  Healthcare Disposables: Single-use, infection prevention and control products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants. Beginning in February 2011 this segment also offers both a mail-in service and in-office spore test kits for healthcare professionals to verify the performance of their sterilizers.

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

Significant Activity

(i)                                Notwithstanding the atypical sales and profits in fiscal 2010 as a result of the outbreak of the novel H1N1 (swine flu), net sales and net income increased by 17.4% and 2.4%, respectively, in fiscal 2011 compared with fiscal 2010. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 65% of our net sales are attributable to consumable products and services. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    significant increases in sales volume of our endoscopy products and services due to increased market demand for our capital equipment, equipment accessories, disinfectants and service as a result of our investments in new product offerings, enhanced sales and marketing programs, our participation in a major capital equipment upgrade initiative by the Veterans Administration, regulatory issues experienced by a major competitor and improved economic conditions relating to capital equipment purchases resulting in substantial increased profitability for this segment,

•                                    a decrease in the consolidated effective tax rate primarily due to the geographic mix of pre-tax income, the impact of various Federal tax legislation changes and a lower level of tax relating to cash repatriations from our foreign subsidiaries,

•                                    increased sales, but an insignificant impact on net income, as a result of our acquisition of the United States water purification business of Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (“Gambro Water” or the “Gambro Acquisition”) on October 6, 2010, as more fully described in Note 3 to the Consolidated Financial Statements, and

•                                    favorable interest costs due to lower average outstanding borrowings and reduced interest rates.

The above factors were partially offset by:

•                                    a decrease in gross profit percentage to 38.2% in fiscal 2011 from 40.5% in fiscal 2010 due to increases in manufacturing, raw material and distribution costs and unfavorable sales mix attributable to,

•                                          an increase in sales volume of lower margin capital equipment in our Endoscopy and Water Purification and Filtration segments including sales associated with the Gambro Acquisition, and

•                                          atypical demand in the first four months of fiscal 2010 for higher margin face masks and other healthcare disposables products as a result of the elevated level of reported cases of the novel H1N1 flu (swine flu), which contributed approximately $3,400,000 and $2,135,000 in incremental gross profit and net income, respectively, or $0.13 in earnings per share, during  fiscal 2010,

•                                    decreases in net sales and profitability in our Dialysis and Therapeutic Filtration operating segments,

•                                    increased investment in sales and marketing activities particularly relating to the sales commission structure in our Endoscopy segment,

•                                    significant increased investment in research and development activities, and

•                                    acquisition related costs principally associated with the acquisitions of the Byrne Medical Business, the ConFirm Monitoring Business and Gambro Water.

(ii)                  We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted by the continued loss of some lower margin dialysate concentrate business from both domestic and international customers as a result of the highly competitive and price sensitive market for such product, as well as the decrease in demand for our Renatron® reprocessing equipment, sterilants and reprocessing supplies, as more fully described elsewhere in this MD&A. This reduction in dialysis sales has reduced overall profitability in this segment. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. A further decrease in the market for dialysis concentrate and reprocessing products is likely to result in continued loss of net sales and a lower level of profitability in this segment in the future. See “Risk Factors” elsewhere in this Form 10-K.

(iii)                 Post fiscal 2011 acquisition: On August 1, 2011 our Minntech subsidiary acquired the business and substantially all of the assets of Byrne Medical, Inc. (the “Byrne Medical Business”), as more fully described in “Business — Recent Acquisition - Subsequent to July 31, 2011” and Note 3 to the Consolidated Financial Statements. As a result of this acquisition, we expanded our endoscopy product offerings outside of endoscope reprocessing and therefore we have renamed our Endoscope Reprocessing segment to the Endoscopy segment. This change in segment description has no impact upon any reported financial information of this segment. Certain components of the acquisition’s purchase price were recorded at fair value and will be continually remeasured at each balance sheet date, which has the potential for creating earnings volatility in the future as further explained in Notes 3 and 6 to the Consolidated Financial Statements.

(iv)                                                 In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 with our senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our working capital credit facilities under an existing credit agreement, as more fully described elsewhere in this MD&A and Notes 3 and 9 to the Consolidated Financial Statements.

(v)                                                    Fiscal 2011 acquisitions:  We acquired the United States water purification business of Gambro Renal Products Inc. (“Gambro Water” or the “Gambro Acquisition”) on October 6, 2010 and the sterilization monitoring business of ConFirm Monitoring Systems, Inc. (the “ConFirm Monitoring Business” or the “ConFirm Acquisition”) on February 11, 2011, as more fully described in “Business — 2011 Acquisitions” and Note 3 to the Consolidated Financial Statements.

(vi)                                                 Fiscal 2010 acquisition:  We acquired the business of Purity Water Company of San Antonio, Inc. (“Purity”) on June 1, 2010, as more fully described in Note 3 to the Consolidated Financial Statements.

(vii)               Fiscal 2009 acquisition: We acquired the business of G.E.M. Water Systems Int’l, LLC (“G.E.M.”) on July 31, 2009, as more fully described in Note 3 to the Consolidated Financial Statements.

(viii)              In fiscal 2010, we declared our first semiannual cash dividend of $0.05 per share of outstanding common stock, which was paid on each of January 29, 2010 and July 30, 2010. On October 21, 2010, we announced an increase in the semiannual cash dividend to $0.06 per share of outstanding common stock, which was paid on each of January 28, 2011 and July 29, 2011, as more fully described elsewhere in this MD&A.

(ix)                 In July 2009, we extended the life of certain “out-of-the-money” stock options previously awarded to certain executive officers. As a result, approximately $703,000 of additional stock-based compensation expense was recorded in fiscal 2009, which decreased both basic and diluted earnings per share from continuing operations by $0.03, as more fully described in Note 12 to the Consolidated Financial Statements and elsewhere in this MD&A.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the G.E.M. acquisition was completed on the last day of fiscal 2009, its results of operations are included in our results of operations for fiscals 2011 and 2010, but are not reflected in our results of operations for fiscal 2009.

Since the acquisition of Purity was completed on June 1, 2010, its results of operations are included in our results of operations for fiscal 2011 and the portion of fiscal 2010 subsequent to its acquisition date, but are not reflected in our results of operations for fiscal 2009.

Since the Gambro and ConFirm Monitoring Business acquisitions were completed on October 6, 2010 and February 11, 2011, respectively, their results of operations are included in our results of operations for the portion of fiscal 2011 subsequent to their acquisition dates, and are not reflected in our results of operations for fiscals 2010 and 2009.

Since the acquisition of the Byrne Medical Business was consummated after the end of fiscal 2011, its results of operations are not included in our results of operations for any of the periods presented.

The acquisitions of G.E.M., Purity and Gambro are included in the Water Purification and Filtration segment. The ConFirm Acquisition is included in the Healthcare Disposables segment. The acquisition of the Byrne Medical Business will be included in the Endoscopy segment.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments.

	Year Ended July 31,
	2011		2010		2009
	(Dollar amounts in thousands)

Endoscopy	$102,484	31.9	$65,577	23.9	$52,333	20.1
Water Purification and Filtration	93,116	29.0	74,527	27.2	68,941	26.5
Healthcare Disposables	70,202	21.8	69,729	25.5	64,085	24.7
Dialysis	38,055	11.8	44,667	16.3	56,414	21.7
All Other	17,794	5.5	19,452	7.1	18,277	7.0
	$321,651	100.0	$273,952	100.0	$260,050	100.0

Fiscal 2011 compared with Fiscal 2010

Net sales

Net sales increased by $47,699,000, or 17.4%, to $321,651,000 in fiscal 2011 from $273,952,000 in fiscal 2010.

The increase in net sales in fiscal 2011 was principally attributable to increases in sales of endoscopy products and services and water purification and filtration products and services, partially offset by a decrease in dialysis products and therapeutic filtration products.

Net sales of endoscopy products and services increased by 56.3% in fiscal 2011 compared with fiscal 2010 primarily due to an increase in worldwide demand, especially in the United States, for (i) our endoscope reprocessing equipment and (ii) our equipment accessories, disinfectants, consumables and service due to the increased field population of equipment. We attribute the increased demand in our endoscope reprocessing equipment to (i) our investments in new product offerings and sales and marketing programs, (ii) regulatory issues experienced by a major competitor, (iii) successfully participating in a major initiative by the Veterans Administration to upgrade their hospitals’ endoscopy equipment in a significant portion of their system and (iv) improved economic conditions relating to capital equipment purchases. We believe that at least half of the increase in endoscopy sales in fiscal 2011 was due to our competitor’s regulatory issues and our participation in this Veterans Administration initiative. In fiscal 2012 we expect this elevated level of capital equipment sales to return to a level that existed in prior periods. However, in the future we expect disinfectants, consumables and service sales to benefit from the increased installed base of equipment. Partially offsetting these increases were lower selling prices, which adversely impacted net sales in fiscal 2011 by approximately $3,070,000, and primarily related to the significant volume of sales to government entities, such as Veterans Administration hospitals, as well as other large hospital groups which received discounted pricing.

Net sales of water purification and filtration products and services increased by approximately $18,589,000, or 24.9%, in fiscal 2011 compared with fiscal 2010 primarily due to (i) incremental net sales attributable to the Gambro Acquisition of approximately $12,641,000 in fiscal 2011, (ii) an increase in demand for our sterilants and filters within our installed equipment base of business, (iii) an increase in demand in fiscal 2011 for capital equipment used for commercial and industrial applications and (iv) approximately $1,050,000 in higher net sales as a result of higher selling prices that were implemented to offset corresponding cost increases.

Net sales of healthcare disposables products increased by $473,000 in fiscal 2011 compared with fiscal 2010 principally due to (i) higher selling prices, which favorably impacted net sales in fiscal 2011 by $2,230,000 and were implemented to offset the rising cost of raw materials, (ii) increased demand for our sterilization accessories as a result of favorable sales and marketing initiatives, and (iii) incremental net sales of approximately $1,558,000 attributable to the ConFirm Acquisition on February 11, 2011. Partially offsetting these increases was a decline in net sales of approximately $5,600,000 during the first four months of the current year period as a result of reduced sales volume of higher margin face masks and other healthcare disposables products that were in strong demand during the prior year outbreak of the novel H1N1 flu (swine flu). Although the outbreak of the novel H1N1 flu resulted in strong sales volume of higher margin face masks and other healthcare disposables products during the first four months of fiscal 2010, such sales volume has returned to a sales level that is similar to that which existed prior to the outbreak of the novel H1N1 flu, with the exception of sales to certain distributors who were overstocked with face masks for much of fiscal 2011, given that the elevated level of reported cases of influenza viruses has subsided and a new outbreak has not occurred. Atypical demand for face masks is highly dependent upon the severity and timing of any pandemic flu outbreak such as the recent novel H1N1 flu, the ability of our Company to educate existing customers and potential new customers on the benefits of our face masks, disinfectants and other products and the level of urgency our customers, government agencies and the general public develop and maintain with respect to epidemic and pandemic preparedness.

Net sales of dialysis products and services decreased by 14.8% in fiscal 2011 compared with fiscal 2010 primarily due to (i) the expected adverse impact of losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic and international customers as a result of the highly competitive and price sensitive market for this lower margin commodity product, as well as various global economic factors with respect to international demand, and (ii) a decrease in demand in the United States (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our Renatron dialyzer reprocessing equipment, sterilants and reprocessing supplies. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our lower margin dialysate concentrate product in the future as we elect not to pursue unprofitable concentrate sales. Furthermore, Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States, manufactures dialysate concentrate themselves and no longer purchases that product from us. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius, a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a market-by-market basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A further decrease in the market for dialysis concentrate and reprocessing products is likely to result in continued loss of net sales and a lower level of profitability in this segment in the future. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales. Changes in selling prices of our dialysis products did not have a significant effect on net sales in fiscal 2011 compared with fiscal 2010.

Net sales in the All Other reporting segment decreased by $1,658,000, or 8.5%, in fiscal 2011 compared with fiscal 2010 primarily due to a decrease of $1,621,000, or 16.7%, in net sales in our Therapeutic Filtration operating segment. The decrease in net sales in our Therapeutic Filtration operating segment was due to (i) a reduction in higher margin sales in the United States of filters manufactured by us on an OEM basis for a single customer’s hydration system as a result of our customer phasing out the use of our filters, and (ii) a decrease in demand for our hemoconcentrator products (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery), both in the United States and internationally. Increases in selling prices of our therapeutic filtration, specialty packaging and chemistries products did not have a significant effect on net sales in the All Other segment in fiscal 2011 compared with fiscal 2010. The decrease in net sales of our Therapeutic Filtration operating segment coupled with the increase in research and development expenses in our Chemistries operating segment, as further explained below, were the primary contributors to the significant decrease in operating income in the All Other reporting segment.

Gross profit

Gross profit increased by $11,812,000, or 10.6%, to $122,783,000 in fiscal 2011 from $110,971,000 in fiscal 2010. Gross profit as a percentage of net sales in fiscals 2011 and 2010 was 38.2% and 40.5%, respectively.

The gross profit as a percentage of net sales in fiscal 2011 decreased compared with fiscal 2010 primarily due to (i) a less favorable sales mix due to increases in sales volume of certain lower margin products, such as the significant increase in capital equipment sales in our Endoscopy segment, and with respect to the first four months of fiscal 2010, a decrease in sales volume of high margin face masks, disinfectants and other healthcare disposables products that were in strong demand during the prior year outbreak of the novel H1N1 flu (swine flu), (ii) the inclusion of sales with lower gross margin as a result of acquiring Gambro Water which has a cumbersome and expensive international supply chain that we are reconstituting in the United States, (iii) an increase in raw materials and distribution costs primarily due to the higher price of oil and (iv) an increase in warranty expense in our Endoscopy segment primarily during our fourth quarter of fiscal 2011.

We cannot provide assurances that our gross profit percentage will not be further adversely affected in the future (i) by price competition in certain of our segments such as Healthcare Disposables, Endoscopy and Dialysis, (ii) by uncertainties associated with our product mix or (iii) if raw materials and distribution costs increase and we are unable to implement price increases. Additionally, despite expensive shipping costs, some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, is superior to similar products produced in China and Southeast Asia, we expect to experience significant pricing pressure that will adversely affect our gross profit in the future in our Healthcare Disposables segment as a result of low cost competition from products produced in China and Southeast Asia.

Notwithstanding the above, the Byrne Medical Business acquired on August 1, 2011, as more fully described in “Business — Recent Acquisition - Subsequent to July 31, 2011” and Note 3 to the Consolidated Financial Statements, has historically had a gross profit percentage in excess of 60%, which will have a favorable impact on our overall gross profit percentage in the future.

Operating expenses

Selling expenses increased by $8,052,000, or 22.3%, to $44,144,000 in fiscal 2011 from $36,092,000 in fiscal 2010 primarily due to due to commissions on increased sales by our endoscopy direct sales force and to a lesser extent, additional sales personnel principally in our Endoscopy and Water Purification and Filtration segments.

Selling expenses as a percentage of net sales were 13.7% and 13.2% in fiscals 2011 and 2010, respectively. The increase in our selling expense as a percentage of net sales was primarily due to our strategic decision to invest in selling initiatives designed to expand into new markets and gain or maintain market share. In particular, selling expenses as a percentage of net sales in our fourth quarter of fiscal 2011 were higher than previous quarters primarily due to the structure of our Endoscopy sales commission plan, which included additional commissions for achieving certain year-to-date sales targets.

General and administrative expenses increased by $3,610,000 to $40,655,000 in fiscal 2011 from $37,045,000 in fiscal 2010 primarily due to increases of (i) approximately $1,195,000 in acquisition related costs (including $595,000 in our fourth quarter) principally associated with the acquisitions of the Byrne Medical Business, the ConFirm Monitoring Business and Gambro Water, (ii) approximately $780,000 in compensation expense relating to annual salary raises, additional administrative personnel, employee benefit costs and stock-based compensation expense, (iii) $582,000 in amortization expense of intangible assets primarily related to our acquisitions of the ConFirm Monitoring Business, Gambro Water and

Purity and (iv) approximately $400,000 in additional bad debt expense. We will incur additional acquisition related costs during our fiscal 2012 first quarter in connection with the acquisition of the Byrne Medical Business.

General and administrative expenses as a percentage of net sales were 12.6% in fiscal 2011 compared with 13.5% in fiscal 2010.

Research and development expenses (which include continuing engineering costs) increased by $1,479,000 to $6,648,000 in fiscal 2011 from $5,169,000 in fiscal 2010. This increase was primarily due to development work on certain new products in our Chemistries operating segment, which was recently created at the end of fiscal 2010. For fiscal 2012, we intend to continue our acceleration of investments in research and development across various infection prevention and control opportunities.

Interest

Interest expense decreased by $209,000 to $960,000 in fiscal 2011, from $1,169,000 in fiscal 2010, primarily due to due to decreases in average outstanding borrowings and average interest rates.

Interest income increased by $27,000 to $86,000 in fiscal 2011, from $59,000 in fiscal 2010, primarily due to increasing our investment in senior subordinated convertible promissory notes issued by BIOSAFE, Inc. (“BIOSAFE”) during the prior year, as well as an increase in the interest rate on such notes, as more fully described elsewhere in this MD&A.

Income from operations before taxes

Income before income taxes decreased by $1,093,000 to $30,462,000 in fiscal 2011 from $31,555,000 in fiscal 2010. The decrease was primarily attributable to a lower gross profit percentage and higher selling, general and administrative and research and development expenses, partially offset by higher sales and lower interest expense, as further explained above.

Income taxes

The consolidated effective tax rate was 32.9% and 36.8% in fiscals 2011 and 2010, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income, the impact of various Federal tax legislation changes and a lower level of tax relating to cash repatriations from our foreign subsidiaries, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 34.5% and 37.6% in fiscals 2011 and 2010, respectively. The lower overall effective tax rate in fiscal 2011 was principally caused by (i) less income taxes related to foreign repatriations as we had provided for income taxes in fiscal 2010 on the current year repatriation of $6,700,000 from one of our Canadian subsidiaries, (ii) Federal tax legislation enacted in December 2010 that enabled us to claim the research and experimentation tax credit and (iii) Federal tax legislation that is now fully phased in which enabled us to claim a larger income tax deduction offered to United States manufacturers.

Approximately 5% of our income before income taxes was generated from our Canadian operations in fiscal 2011 compared with approximately 3% of our income before income taxes in fiscal 2010. Our Canadian operations had an overall effective tax rate of 20.4% and 22.6% in fiscals 2011 and 2010, respectively. The low overall effective tax rate for both periods was due to the low corporate tax structure in Canada as well as the recognition of tax benefits upon resolution of income tax uncertainties, as more fully described below.

In fiscals 2011 and 2010, approximately 3% and 2%, respectively, of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure. The overall effective tax rate for our Singapore operation was 17.2% and 11.8% in fiscals 2011 and 2010, respectively.

Approximately 1% of our income before income taxes was generated from our subsidiary in Japan in fiscal 2011 compared with a small loss in the prior year period. Due to the uncertainty of our Japan subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Japan subsidiary in fiscal 2010, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. In fiscal 2011, our Japan operation was slightly profitable and we recorded no income taxes due to the existence of net operating loss carryforwards.

The results of operations for our Netherlands subsidiary did not have a significant impact on our overall effective tax rate in fiscals 2011 and 2010 due to the size of income before income taxes generated from this operation.

In fiscal 2011, our combined taxable income that we expect to include in our domestic and foreign tax returns is estimated to be approximately $34,000,000 compared to income before taxes of $30,462,000 in our Consolidated Statements of Income. Such amount expected to be reported in our tax returns is estimated and subject to change. The largest contributing factor for the difference between these two amounts was the repatriation from our Canadian subsidiary. Such a transaction between Cantel and its wholly-owned subsidiary is eliminated in our Consolidated Financial Statements but is included as taxable income in our domestic tax returns.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Some of our unrecognized tax benefits originated from acquisitions. Any adjustments upon resolution of income tax uncertainties are recognized in our results of operations. However, if our unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our overall effective tax rate due to the size of the unrecognized tax benefits in relation to our income before income taxes. Except for decreases due to the lapse of applicable statutes of limitation, we do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2009	$380,000
Lapse of statute of limitations	(172,000)
Unrecognized tax benefits on July 31, 2010	208,000
Increase for current period tax position	124,000
Lapse of statute of limitations	(141,000)
Unrecognized tax benefits on July 31, 2011	$191,000

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2005.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Consolidated Financial Statements. However, such amounts have been relatively insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2011	2010	2009

Cost of sales	$126,000	$130,000	$70,000
Operating expenses:
Selling	391,000	410,000	216,000
General and administrative	2,805,000	2,560,000	2,884,000
Research and development	28,000	30,000	17,000
Total operating expenses	3,224,000	3,000,000	3,117,000
Stock-based compensation before income taxes	3,350,000	3,130,000	3,187,000
Income tax benefits	(1,215,000)	(1,137,000)	(1,226,000)
Total stock-based compensation expense, net of tax	$2,135,000	$1,993,000	$1,961,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.12	$0.12	$0.12

Diluted	$0.12	$0.12	$0.12

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

All of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At July 31, 2011, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards which are expected to vest was $3,944,000 with a remaining weighted average period of 17 months over which such expense is expected to be recognized. However, on October 3, 2011, the company granted 212,790 restricted shares to 113 of its employees, including its executive officers, at a fair value of $20.32 per share. The granting of these shares will result in additional stock-based compensation expense of $4,324,000 that will be recorded evenly over the three year vesting period ending October 2, 2014.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable, with differences between actual tax deductions and the related deferred income tax assets recorded as additional paid-in capital. In fiscals 2011 and 2010, such income tax deductions reduced income taxes payable by $2,047,000 and $1,287,000, respectively.

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

The increase in net sales in fiscal 2010 was principally attributable to increases in sales of endoscopy products and services, water purification and filtration products and services and healthcare disposables products, partially offset by a decrease in dialysis products.

Net sales of endoscopy products and services increased by 25.3% in fiscal 2010 compared with fiscal 2009 primarily due to increases in both domestic and international demand for (i) our endoscopy equipment as a result of a more aggressive sales commission plan designed to gain market share and expand into new markets and (ii) our disinfectants, equipment accessories and service due to the increased field population of equipment. Additionally, the increase was due to higher selling prices of our disinfectants in the United States as a result of converting such prior period sales from our former equipment distributor to our direct sales and service force.

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

The gross profit percentage in fiscal 2010 increased compared with fiscal 2009 primarily due to (i) favorable sales mix due to the increased sales volume of certain higher margin products such as sterilants and filters in our Water Purification and Filtration segment, sterilization pouches, barrier covers, face masks and disinfectants in our Healthcare Disposables segment and disinfectants and equipment accessories in our Endoscopy segment, as well as decreased sales of our lower margin dialysate concentrate product in our Dialysis segment, (ii) higher selling prices including those attributable to converting the sale of high-level disinfectants in our Endoscopy segment from our former equipment distributor to our direct sales and service force at higher selling prices, (iii) a decrease in raw material costs due to the lower price of oil and (iv) improved efficiencies in our manufacturing, distribution and service functions. However, we cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by price competition in certain of our segments such as Dialysis and Healthcare Disposables, (ii) by uncertainties associated with our product mix and (iii) if raw materials and distribution costs increase and we are unable to implement price increases. Additionally, despite expensive shipping costs, some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs in certain parts of that region of the world. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior to similar products produced in China and Southeast Asia, we expect to experience significant pricing pressure that will adversely affect our gross profit in fiscal 2011 in our Healthcare Disposables segment as a result of low cost competition in China and Southeast Asia.

Operating expenses

Selling expenses increased by $5,694,000, or 18.7%, to $36,092,000 in fiscal 2010 from $30,398,000 in fiscal 2009 primarily due to (i) additional sales personnel and higher compensation expense principally in our Endoscopy segment relating to incentive compensation, including commissions expense from a more aggressive commission plan designed to gain market share and expand into new markets, (ii) an increase in advertising and marketing expense primarily related to our Healthcare Disposables segment and (iii) increased sales support services principally in our Water Purification and Filtration and Endoscopy segments during the first six months of fiscal 2010.

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

Research and development expenses (which include continuing engineering costs) increased by $537,000 to $5,169,000 in fiscal 2010 from $4,632,000 in fiscal 2009. This increase is primarily due to development work on certain new products in our newly created Chemistries operating segment. In fiscal 2011, we intend to further invest in research and development across various infection prevention and control opportunities.

Interest

Interest expense decreased by $1,470,000 to $1,169,000 in fiscal 2010 from $2,639,000 in fiscal 2009 primarily due to decreases in average outstanding borrowings and average interest rates as well as a $148,000 charge in the prior year relating to the ineffective portion of the change in fair value of an interest rate cap agreement, as more fully described elsewhere in this MD&A and Note 13 to the Consolidated Financial Statements.

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

Due to the uncertainty of our Netherlands subsidiary utilizing tax benefits in the future, a tax benefit was not recorded on the losses from operations at our Netherlands subsidiary in fiscal 2009, thereby adversely affecting our overall consolidated effective tax rate in the prior year period. In fiscal 2010, our Netherlands operation became slightly profitable as a result of the prior year restructuring of its operations, as more fully described elsewhere in this MD&A and Note 19 to the Consolidated Financial Statements.

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

Liquidity and Capital Resources

Working capital

At July 31, 2011, our working capital was $67,913,000, compared with $53,747,000 at July 31, 2010. This increase was primarily due to (i) increases in accounts receivable (due to strong sales of Endoscopy products and services and Water Purification and Filtration and Healthcare Disposables products) and inventories (due to planned strategic increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscopy segments), (ii) the repayment of the current portion of long-term debt and (iii) the fiscal 2011 acquisition of Gambro Water, which contributed total working capital of $3,020,000 on the date of acquisition.

Cash flows from operating activities

Net cash provided by operating activities was $28,198,000, $29,033,000 and $30,992,000 for fiscals 2011, 2010 and 2009, respectively. In fiscal 2011, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and increases in accounts payable and other current liabilities (due primarily to the timing associated with vendor payments) and income taxes payable (due to timing of payments), partially offset by increases in accounts receivable (primarily due to strong sales of Endoscopy products and services and Water Purification and Filtration and Healthcare Disposables products) and inventories (due to planned strategic increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscopy segments).

In fiscal 2010, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes) and increases in accounts payable and other current liabilities (due to an increase in customer deposits relating to capital equipment sales in our Water Purification and Filtration segment) and income taxes payable (due to timing of payments), partially offset by increases in inventories (due to planned strategic increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscopy segments) and accounts receivable (due to strong July sales in our Endoscopy segment).

In fiscal 2009, net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred income taxes) and a decrease in inventories (due to strong July sales in our Healthcare Disposables and Endoscopy segments as well as a decrease in the cost of certain raw materials), partially offset by an increase in prepaid expenses and other current assets (due to an increase in prepaid commissions relating to service contracts in our Endoscopy segment, as well as the timing of certain insurance premium payments).

Cash flows from investing activities

Net cash used in investing activities was $35,721,000, $8,240,000 and $11,450,000 in fiscals 2011, 2010 and 2009, respectively. In fiscal 2011, net cash used in investing activities was primarily for the acquisitions of Gambro Water and the ConFirm Monitoring Business as well as capital expenditures. In fiscal 2010, net cash used in investing activities was primarily for capital expenditures and the acquisition of Purity. In fiscal 2009, net cash used in investing activities was primarily for the acquisition of G.E.M, a payment for an acquisition earnout to the former owners of Crosstex and capital expenditures, partially offset by proceeds from the disposal of our building in the Netherlands.

Cash flows from financing activities

Net cash provided by financing activities was $2,977,000 in fiscal 2011 compared with net cash used in financing activities of $21,846,000 and $13,820,000 in fiscals 2010 and 2009, respectively. In fiscal 2011, the net cash provided by financing activities was due primarily to borrowings under our revolving credit facility relating to the Gambro Water and ConFirm Monitoring Business acquisitions and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities, the payments of dividends to our shareholders and the purchases of treasury shares. In fiscal 2010, net cash used in financing activities was primarily attributable to repayments under our credit facilities and the payment of dividends to our shareholders, partially offset by proceeds from the exercises of stock options. In fiscal 2009, net cash used in financing activities was primarily attributable to repayments under our credit facilities, partially offset by a borrowing under our revolving credit facility and proceeds from the exercises of stock options.

Dividends

In fiscal 2010, we declared our first semiannual cash dividends of $0.05 per share of outstanding common stock, which were paid on each of January 29, 2010 and July 30, 2010, which totaled $1,683,000. On October 21, 2010, we announced an increase in the semiannual cash dividend to $0.06 per share of outstanding common stock, which was paid on each of January 28, 2011 and July 29, 2011 and totaled $2,064,000. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

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

In fiscal 2009, we recorded $345,000 in restructuring costs, which decreased both basic and diluted earnings per share by approximately $0.02. In fiscal 2009, $163,000 was recorded in cost of sales and $182,000 was recorded in general and administrative expenses. The restructuring plan was completed by July 31, 2009 and we have not incurred any additional restructuring costs since that date. The majority of the restructuring costs were included in our Endoscopy segment. Since the above costs were recorded in our Netherlands subsidiary, which had been experiencing losses from its operations, tax benefits on the above costs were not recorded.

As part of the restructuring plan, we sold our Netherlands building and land on May 19, 2009 and entered into a lease for 2.5 years with the new owner so we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. The sale of the building and land resulted in a gain of $146,000, which is being amortized over the life of the lease and is recorded in deferred revenue and other long-term liabilities. The rent for the full 2.5 year lease of $325,000 was paid from the sale proceeds and recorded in prepaid expenses and other assets. Subsequent to July 31, 2011, we extended the lease to November 2012.

Long-term contractual obligations

As of July 31, 2011, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2012	2013	2014	2015	2016	Thereafter	Total

Maturities of the credit facilities	$—	$—	$—	$—	$—	$24,000	$24,000
Expected interest payments under the credit facilities (1)	456	456	456	456	456	1	2,281
Minimum commitments under noncancelable operating leases	3,212	2,412	2,000	1,535	1,126	5,125	15,410
Deferred compensation and other	248	36	30	31	31	91	467
Acquisitions payable	2,325	—	—	—	—	—	2,325
Executive severance agreements	2,963	400	—	—	—	—	3,363
Total contractual obligations	$9,204	$3,304	$2,486	$2,022	$1,613	$29,217	$47,846

(1)                                  The expected interest payments under the revolving credit facility reflect an interest rate of 1.90%, which was our interest rate on outstanding borrowings at July 31, 2011.

Excluded from the July 31, 2011 amounts are contractual obligations related to the Byrne Medical Business as of August 1, 2011 (the date of the Byrne Medical acquisition), as well as the new borrowings and amended repayment terms under the New U.S. Credit Facility, as further explained below.

Including such items, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components as of August 1, 2011 are as follows:

	Fiscal Years
	(Amounts in thousands)
	2012	2013	2014	2015	2016	Thereafter	Total

Maturities of the credit facilities	$10,000	$10,000	$10,000	$10,000	$10,000	$72,000	$122,000
Expected interest payments under the credit facilities (2)	3,409	3,115	2,821	2,527	2,233	5	14,110
Minimum commitments under noncancelable operating leases	3,500	2,680	2,268	1,691	1,126	5,125	16,390
Minimum commitments under noncancelable capital leases	10	—	—	—	—	—	10
Deferred compensation and other	248	36	30	31	31	91	467
Acquisitions payable	2,325	1,350	4,350	—	—	—	8,025
Executive severance agreements	3,263	700	300	—	—	—	4,263
Total contractual obligations	$22,755	$17,881	$19,769	$14,249	$13,390	$77,221	$165,265

(2)   The expected interest payments under the credit facilities reflect an interest rate of 2.90%, which was our weighted average interest rate on outstanding borrowings at August 1, 2011.

New U.S. Credit Agreement

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be re-borrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs incurred prior to August 1, 2011 relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $220,000 at July 31, 2011.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.0% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”).  At September 16, 2011, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.25% to 0.77%. The margins applicable to our outstanding borrowings were 1.25% above the lender’s base rate or 2.25% above LIBOR. Most of our outstanding borrowings were under LIBOR contracts at September 16, 2011. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.25% at September 16, 2011.

The principal amounts of the Term Loan Facility are to be paid in twenty consecutive quarterly installments of $2,500,000 each beginning on September 30, 2011.  The New U.S. Credit Agreement permits us to make optional prepayments of loans at any time without premium or penalty other than customary LIBOR breakage fees.  We are required to make mandatory prepayments of amounts outstanding under the New U.S. Credit Agreement of: (i) 100% of the net proceeds received from certain sales or other dispositions of all or any part of the Company and its subsidiaries’ assets, (ii) 100% of certain insurance and condemnation proceeds received by the Company or any of its subsidiaries, (iii) subject to certain exceptions, 100% of the net cash proceeds received by the Company or any of its subsidiaries from the issuance or occurrence of any indebtedness of the Company or any of its subsidiaries, and (iv) subject to certain exceptions, 100% of the net proceeds of the sale of certain equity.

The New U.S. Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries (including Minntech, Mar Cor , Crosstex, and Strong Dental Products, Inc.) and (ii) a pledge by Cantel of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental owned by Cantel and 65% of the outstanding shares of Cantel’s foreign-based subsidiaries. We are in compliance with all financial and other covenants under the New U.S. Credit Agreement.

At July 31, 2011, we had $24,000,000 of outstanding borrowings under our Existing Revolver Facility, which bore interest that ranged from 1.69% to 1.75% at July 31, 2011. On August 1, 2011 (the beginning of fiscal 2012), such outstanding borrowings were reassigned to the New U.S. Credit Agreement and we borrowed an additional $48,000,000 under the Revolving Credit Facility and $50,000,000 under the Term Loan Facility. Subsequent to July 31, 2011, we repaid $2,000,000 under the Revolving Credit Facility and $2,500,000 under the Term Loan Facility resulting in total outstanding borrowings of $117,500,000 as of September 30, 2011. The entire outstanding balance of $24,000,000 under the Existing Revolver Facility was reclassified from current to long-term as of July 31, 2011.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Rent expense (excluding the Byrne Medical Business) related to operating leases for fiscal 2011 was recorded on a straight-line basis and aggregated $3,923,000, compared with $3,875,000 and $3,679,000 for fiscals 2010 and 2009, respectively.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Acquisitions payable

In connection with the Gambro Water acquisition, as more fully described in Note 3 to the Consolidated Financial Statements, a portion of the purchase price amounting to $3,100,000 is payable in six equal quarterly payments beginning January 2011 and ending April 2012. As of July 31, 2011, $1,550,000 of the $3,100,000 remains payable. In addition, we have estimated $775,000 as the fair value of contingent consideration relating to the ConFirm Acquisition, as further described in Notes 3 and 6 to the Consolidated Financial Statements, which will be payable after the one year period ending January 31, 2012 assuming the achievement of a contractually specified sales level for such period.

On August 1, 2011, we have estimated $2,700,000 as the fair value of contingent consideration relating to the acquisition of the Byrne Medical Business payable over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. In addition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, as part of the acquisition accounting for the Byrne Medical Business, we recorded $3,000,000 as the estimated fair value of this potential payable at July 31, 2014, as more fully described in Note 3 to the Consolidated Financial Statements.

Executive severance agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, that defined certain compensation arrangements relating to various employment termination scenarios.  In conjunction with the acquisition of the Byrne Medical Business on August 1, 2011, we entered into a three-year employment agreement with an executive officer of the business.

Convertible note receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note issued by BIOSAFE, Inc. (“BIOSAFE”), in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surfaces. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we invested an additional $300,000 in notes of BIOSAFE in January 2010 bringing the aggregate investment in BIOSAFE notes to $500,000, as obligated under our agreement with BIOSAFE. We are not obligated to invest any additional funds.

The maturity date of the notes, originally June 30, 2011, was extended to December 31, 2011 (“Maturity Date”). The extension was in consideration for (i) an increase in the interest rate of the notes from 8% to 12% per annum (commencing from the effective date of the amendment), (ii) decreasing the Discount Rate (described below) from 70% to 60% and (iii) certain other benefits to the note holders. The entire principal amount and accrued interest are automatically payable in a newly-created series of preferred stock issued upon the closing of BIOSAFE’s next round financing on or before the Maturity Date (“Next Round Financing”) based on a conversion formula.

If the Next Round Financing fails to occur by the Maturity Date, the notes, both principal and interest, will be payable in cash and the automatic conversion will no longer apply. Additionally, during the 30-day period following the Maturity Date, we may elect to convert the principal and all accrued interest into shares of common stock of BIOSAFE at a price per share equal to 60% of the fair market value (the “Discount Rate”). No further interest will accrue if we make such election. As of October 12, 2011, the Next Round Financing has not occurred.

In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest, is included within other assets in our Consolidated Balance Sheets at July 31, 2011 and 2010. At July 31, 2011, we evaluated this investment for potential impairment and determined that no impairment exists at such date since the carrying value of this investment approximates fair value. However, based upon the evidence evaluated, we will need to conduct additional impairment assessments throughout fiscal 2012.

Financing needs

Although most of our operating segments generate significant cash from operations, our Healthcare Disposables, Dialysis, Water Purification and Filtration and Endoscopy segments are the largest generators of cash. In addition, we repatriated $6,700,000 during fiscal 2011 from one of our Canadian subsidiaries relating to our Specialty Packaging segment. At July 31, 2011, we had a cash balance of $18,410,000, of which $3,350,000 was held by foreign subsidiaries. Such foreign cash is needed by our foreign subsidiaries for working capital purposes. Accordingly, such amount is considered to be indefinitely reinvested and unavailable for further repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New U.S. Credit Agreement will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At September 30, 2011, $30,000,000 was available under our New U.S. Credit Agreement. In addition, subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the New U.S. Credit Agreement by an aggregate amount not to exceed $50,000,000 without the consent of the lenders.

Foreign currency

In fiscal 2011, compared with fiscal 2010, the average value of the Canadian dollar increased by approximately 6.0% relative to the value of the United States dollar. Additionally, at July 31, 2011 compared with July 31, 2010, the value of the Canadian dollar relative to the value of the United States dollar increased by approximately 7.5%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 of the Consolidated Financial Statements and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and

Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

In fiscal 2011, compared with fiscal 2010, the average value of the euro relative to the United States dollar was relatively unchanged and the average value of the British Pound relative to the value of the United States dollar increased by approximately 1.6%. Additionally, at July 31, 2011 compared with July 31, 2010, the value of the euro and British Pound relative to the United States dollar increased by approximately 9.9% and 5.0%, respectively. Changes in the value of the euro and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are denominated and ultimately settled in euros or British pounds but must be converted into their functional United States currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the Consolidated Financial Statements and therefore are impacted by changes in the euro exchange rate relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were two foreign currency forward contracts with an aggregate value of $2,280,000 at September 16, 2011, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on September 30, 2011. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy Canadian dollars, euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. In fiscal 2011, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar in fiscal 2011, compared with fiscal 2010, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact in fiscal 2011, compared with fiscal 2010, upon our net income.

For purposes of translating the balance sheet at July 31, 2011 compared with July 31, 2010, the total of the foreign currency movements resulted in a foreign currency translation gain of $1,238,000, net of tax, in fiscal 2011, thereby increasing stockholders’ equity.

Inflation

Although overall inflation did not have a significant effect on our business, the rising cost of commodity prices adversely affected our gross margins in fiscal 2011. Specifically, our businesses can be adversely impacted by rising fuel and oil prices and are heavily reliant on certain raw materials, such as chemicals, paper, resin, stainless steel and plastic components. From time to time, we experience price increases for raw materials. If we are unable to implement price increases to our customers, our gross margins could be adversely affected. In fiscal 2011, our gross margins were adversely impacted by an increase in raw materials and distribution costs in all of our operating segments primarily due to the higher price of oil, but were partially offset by price increases implemented in our Water Purification and Filtration and Healthcare Disposables segments.

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

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to endoscopy, dialysis, therapeutic, specialty packaging and chemistries products, shipment terms are generally FOB origin for common carrier and FOB destination when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. With respect to a portion of water purification and filtration product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered, or post-delivery obligations such as installation has been substantially fulfilled such that the products are deemed functional by the end-user.

A portion of our endoscopy, water purification and filtration and dialysis sales are recognized as multiple element arrangements, whereby revenue is allocated to the equipment and installation components based upon vendor specific objective evidence, which includes comparable historical transactions of similar equipment and installation sold as stand-alone components. If vendor-specific objective evidence of selling price is not available, we allocate revenue to the elements of the bundled arrangement using the estimated selling price method in order to qualify the components as separate units of accounting. Revenue on the equipment component is recognized as the equipment is shipped to customers and title passes. Revenue on the installation component is recognized when the installation is complete.

As a result of our acquisition of the ConFirm Monitoring Business, as more fully described in Note 3 to the Consolidated Financial Statements, a portion of our healthcare disposables sales relating to the mail-in spore test kit is recorded as deferred revenue when initially sold. We recognized the revenue on these test kits using an estimate based on historical experience of the amount of time that elapses from the point of sale to when the kit is returned to us and we communicate to the customer the results of the required laboratory test. The related cost of the kits are recorded in inventory and recognized in cost of sales as the revenue is earned.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. With respect to certain service contracts in our Endoscopy and Water Purification and Filtration operating segments, service revenue is recognized on a straight-line basis over the contractual term of the arrangement. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $3,234,000, $2,909,000 and $2,461,000 in fiscals 2011, 2010 and 2009, respectively. The increase in volume rebates in fiscal 2011 compared with fiscal 2010, and fiscal 2010 compared with fiscal 2009, is primarily due to increased sales volume in our Healthcare Disposables and Endoscopy segments. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products and healthcare disposable products are sold to third party distributors; water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; our endoscopy products and services are sold primarily to distributors internationally and directly to hospitals and other end-users in the United States; specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users; and chemistries products and services are sold to medical products and service companies, laboratories, pharmaceutical companies, hospitals and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. Accounting rules permit a company to carry forward a detailed determination of a reporting unit’s fair value from one year to the next if the following criteria are met: (i) the assets and liabilities of each reporting unit have not changed significantly from the prior year, (ii) the fair value of each reporting unit in the prior year significantly exceeded the carrying value, and (iii) the likelihood that the carrying value of each reporting unit this year would be less than the fair value is remote. At July 31, 2011, because these criteria were met for certain of our reporting units, we carried forward the results of our July 31, 2010 fair value estimates for our Endoscopy, Healthcare Disposables, Dialysis and Therapeutic Filtration operating segments and performed detailed reviews on the Water Purification and Filtration (due to the increase in assets related to the Gambro Acquisition), Specialty Packaging (due to its fair value exceeding it carrying value by only a modest amount in the prior year) and Chemistries (since this operating segment was newly created in fiscal 2010) operating segments. In performing a detailed review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2011, management concluded that none of our intangible assets or goodwill was impaired.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2011, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average fair value that exceeded book value by approximately 28%. Goodwill relating to our Specialty Packaging reporting unit was $7,527,000 at July 31, 2011. If future operating results and cash flows in this segment are significantly less than forecasted, a portion of such goodwill may become impaired.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On July 31, 2011, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Warranties

We provide for estimated costs that may be incurred to remedy deficiencies of quality or performance of our products at the time of revenue recognition. Most of our products have a one year warranty, although a majority of our endoscopy equipment in the United States carries a warranty period of up to fifteen months. We record provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on our results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

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

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. A portion of such unrecognized tax benefits originated from acquisitions and are based primarily upon management’s assessment of exposure associated with acquired companies. Any adjustments upon resolution of income tax uncertainties are recognized in our results of operations. Unrecognized tax benefits are analyzed periodically and adjustments are made as events occur to warrant adjustment to the related liability.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. We account for contingent consideration relating to business combinations that occurred subsequent to July 31, 2009 in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income.  We determine the fair value of contingent consideration based on future sales projections of under various potential scenarios and weight the probability of these outcomes. Similarly, other components of an acquisition’s purchase price can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the three year price floor relating to the acquisition of the Byrne Medical Business whose fair value was determined using a option valuation model, as further described in Notes 3 and 6 to the Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are different from the amounts initially recorded and may cause volatility in our results of operations.

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

Other Matters

We do not have any off balance sheet financial arrangements, other than future commitments under operating leases and executive severance and license agreements.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States dollar and the Canadian dollar had an overall insignificant impact in fiscal 2011, compared with fiscal 2010, upon our net income and a favorable impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the euro and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are denominated and ultimately settled in euros or British pounds but must be converted into their functional United States currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Fluctuations in the rates of currency exchange between the United States dollar and the euro or British pound did not have a significant overall impact in fiscal 2011, compared with fiscal 2010, upon our net income and stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were two foreign currency forward contracts with an aggregate value of $2,498,000 at July 31, 2011, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on August 31, 2011. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. In fiscal 2011, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar in fiscal 2011, compared with fiscal 2010, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income in fiscal 2011, compared with fiscal 2010, and a favorable impact upon stockholders’ equity, as described in our MD&A.

Interest Rate Market Risk

We have United States credit facilities for which the interest rate on outstanding borrowings is variable. Substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, interest expense is affected by the general level of interest rates in the United States as well as LIBOR interest rates.

Additionally, we amended our credit facilities on August 1, 2011, as described elsewhere in Liquidity and Capital Resources. Due to current market conditions, the modification of our credit facilities resulted in an increase of our margins above the lender’s base rate and LIBOR, which will adversely affect our results of operations in the future since the level of outstanding borrowings have increased significantly due to the Byrne Medical Business acquisition on August 1, 2011.

Market Risk Sensitive Transactions

We are exposed to market risks arising principally from adverse changes in interest rates and foreign currency.

With respect to interest rate risk, our outstanding debt is under our New U.S. Credit Facility, described elsewhere in Liquidity and Capital Resources. Such credit facility consists of outstanding debt with fixed repayment amounts at prevailing market rates of interest, principally under LIBOR contracts ranging from one to twelve months. Therefore, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR. Such outstanding debt was $24,000,000 and $21,000,000 at July 31, 2011 and 2010, respectively. A 100 basis-point increase in average LIBOR interest rates would have resulted in an insignificant increase in interest expense during fiscals 2011 and 2010 due to (i) the relatively low level of outstanding debt, (ii) the low average interest rates in effect during fiscals 2011 and 2010 and (iii) substantially all of such debt was under LIBOR contracts that had expiration dates ranging from 3 to 12 months at fixed interest rates for the contract periods.

On August 1, 2011, in conjunction with the acquisition of the Byrne Medical Business our outstanding borrowings increased significantly as described elsewhere in Liquidity and Capital Resources. As such, at September 30, 2011 our total outstanding borrowings increased to $117,500,000 and had a weighted average interest rate of 2.89%. Subsequent to September 30, 2011, if only the required quarterly repayments under the Term Loan are made during fiscal 2012, our average outstanding borrowings in fiscal 2012 would be $114,750,000 and the related interest expense would be approximately $3,316,000 using 2.89%, the weighted average interest rate at September 30, 2011. Therefore, a 100 basis-point increase in average LIBOR interest rates would result in incremental interest expense of approximately $1,148,000. However, we believe it is more likely that we will repay at least an average of $5,000,000 of outstanding borrowings per quarter during fiscal 2012. At this repayment rate and using a weighted average interest rate of 2.89%, interest expense during fiscal 2012 would be approximately $3,255,000. Therefore, under this scenario, a 100 basis point increase in average LIBOR interest rates would result in incremental interest expense of approximately $1,126,000. Notwithstanding the above, substantially all of our outstanding borrowings were under LIBOR contracts at July 31, 2011 that have expiration dates ranging from 3 to 12 months at fixed interest rates for the contract periods; therefore, we are substantially protected throughout most of fiscal 2012 from any significant exposure associated with increasing LIBOR rates, assuming we do not increase our outstanding debt. Presently, we do not utilize any interest rate derivatives. Additionally, we also maintained a cash balance of $18,410,000 at July 31, 2011 which is maintained in cash or invested in low risk and low return cash equivalents such as United States money market funds with leading banking institutions. An increase in interest rates would generate additional interest income for us from these low risk cash equivalents, which would partially offset the adverse impact of the additional interest expense. Our other long-term liabilities would not be materially affected by an increase in interest rates.

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

Our Canadian subsidiaries and Netherlands subsidiary have net assets in currencies (principally United States dollars) other than their functional Canadian and Euro currencies, which must be converted into functional currency, thereby giving rise to realized foreign exchange gains and losses. Similarly, our United States subsidiaries have net assets in currencies (principally euros and British pounds) other than their functional United States currency, which must be converted into functional currency, thereby giving rise to realized foreign exchange gains and losses. Therefore, our Canadian subsidiaries, Netherlands subsidiary and United States subsidiaries are exposed to risk if the value of the Canadian dollar, euro and British pound appreciates relative to the United States dollar. For fiscals 2011 and 2010, a uniform 15% increase in the Canadian dollar, euro and British pound relative to the United States dollar would have resulted in aggregate realized losses (after tax) of approximately $320,000 and $420,000, respectively. However, since certain of our subsidiaries use foreign currency forward contracts to hedge against the impact of fluctuations of the Canadian dollar, euro and British pound relative to the United States dollar, realized losses relating to the fluctuation of those currencies would be partially offset by gains on the foreign currency forward contracts.

In addition to the above, adverse changes in foreign currency exchange rates impact the translation of our financial statements. For fiscals 2011 and 2010, a uniform 15% adverse movement in foreign currency rates would have resulted in realized losses (after tax) of approximately $831,000 and $620,000, respectively, due to the translation of the results of operations of foreign subsidiaries (adverse changes would be caused by appreciation of either the Canadian dollar or the euro relative to the United States dollar). However, such a change in foreign currency rates would have resulted in an unrealized gain on our net investment in foreign subsidiaries of $3,432,000 and $3,867,000 in fiscals 2011 and 2010, respectively. Such an unrealized gain would be recorded in accumulated other comprehensive income in our stockholders’ equity. Conversely, if the Canadian dollar and the euro depreciated by 15% relative to the United States dollar, we would have recognized realized gains (after tax) of approximately $831,000 and $620,000 in fiscals 2011 and 2010, respectively, and an unrealized loss of $3,432,000 and $3,867,000 in fiscals 2011 and 2010, respectively, on our net investment in foreign subsidiaries. However, since we view these investments as long-term, we would not expect such unrealized losses to be realized in the near term.

The aggregate adverse impact, net of tax, to our results of operations of a uniform 15% increase in foreign currency exchange rates, as described above, due to both financial statement translation and functional currency conversion would have been $1,151,000 and $1,040,000 for fiscals 2011 and 2010, respectively, partially offset by the effect of our foreign currency forward contracts.

Item 8.                                                           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements, which is Item 15(a), and the Consolidated Financial Statements and schedule included in this Report.

Item 9.                                                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.                                                  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2011.

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

On February 11, 2011, we acquired the ConFirm Monitoring Business, as more fully described in Note 3 to the Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process at our Crosstex subsidiary to ensure that all financial information related to this acquisition was properly reflected in our Consolidated Financial Statements. As of July 31, 2011, all aspects of the ConFirm Acquisition were fully integrated into Crosstex’ existing internal control structure.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cantel Medical Corp.

We have audited Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cantel Medical Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cantel Medical Corp maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cantel Medical Corp. as of July 31, 2011 and 2010 and the related consolidated statements of income, changes to stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2011 of Cantel Medical Corp. and our report dated October 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
October 14, 2011

Item 9B.                                                  OTHER INFORMATION.

None.

PART III

Item 10.                                                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE .

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2011 Annual Meeting of Stockholders of the Registrant, except for the following:

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

Item 11.                                                    EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2011 Annual Meeting of Stockholders of the Registrant.

Item 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2011 Annual Meeting of Stockholders of the Registrant, except for the following:

The following table shows, as of July 31, 2011, the number of options and nonvested restricted shares currently outstanding, as well as the number of shares remaining available for grant under our existing equity plans. No further grants may be made from the 1997 Employee Stock Option Plan or 1998 Directors’ Stock Option Plan. For these plans, therefore, the table shows only the number of options outstanding:

	Outstanding	Nonvested	Available
Plan	Options	Restricted Shares	for Grant

2006 Equity Incentive Plan - Options	658,583	—	193,583
2006 Equity Incentive Plan - Restricted Shares	—	242,595	285,046
1997 Employee Stock Option Plan	23,875	—	—
1998 Directors’ Stock Option Plan	3,750	—	—
	686,208	242,595	478,629

Item 13.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2011 Annual Meeting of Stockholders of the Registrant.

Item 14.                                                    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2011 Annual Meeting of Stockholders of the Registrant.

PART IV

Item 15.                                                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)                                  The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

1.                                  Consolidated Financial Statements:

(i)                                     Report of Independent Registered Public Accounting Firm.

(ii)                                  Consolidated Balance Sheets as of July 31, 2011 and 2010.

(iii)                               Consolidated Statements of Income for the years ended July 31, 2011, 2010 and 2009.

(iv)                              Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended July 31, 2011, 2010 and 2009.

(v)                                 Consolidated Statements of Cash Flows for the years ended July 31, 2011, 2010 and 2009.

(vi)                              Notes to Consolidated Financial Statements.

2.                                  Consolidated Financial Statement Schedules:

(i)                                     Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2011, 2010 and 2009.

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

10(f) — 2006 Equity Incentive Plan, as amended (Incorporated herein by reference to Annex C to Registrant’s 2009 Definitive Proxy Statement on Schedule 14A.).

10(g) - Form of Stock Option Agreement for option grants to directors, as amended, under Registrant’s 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10(g) to Registrant’s 2010 Annual Report on Form 10-K [the “2010 10-K”].)

10(h) — Form of Stock Option Agreement for option grants to executive officers and other employees, as amended, under Registrant’s 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10(h) to Registrant’s 2010 Form 10-K.)

10(i) - Form of Restricted Stock Agreement under the Registrant’s 2006 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10(i) to Registrant’s 2010 Form 10-K.).

10(j) — Second Amended and Restated Credit Agreement dated as of August 1, 2011 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 5, 2011 [the “August 2011 8-K”].)

10(k) - Executive Severance Agreement dated as of February 12, 2010 between Registrant and Andrew A. Krakauer (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 12, 2010 [the “February 2010 8-K”].)

10(l) - Executive Severance Agreement dated as of February 12, 2010 between Registrant and Seth R. Segel (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s February 2010 8-K.)

10(m) - Executive Severance Agreement dated as of February 12, 2010 between Registrant and Craig A. Sheldon (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s February 2010 8-K.)

10(n) - Executive Severance Agreement dated as of February 12, 2010 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.4 of the Registrant’s February 2010 8-K.)

10(o) - Executive Severance Agreement dated as of February 12, 2010 between Registrant and Roy K. Malkin (Incorporated herein by reference to Exhibit 10.5 of the Registrant’s February 2010 8-K.)

10(p) - Memorandum from President and CEO to executives of the Company amending Severance Agreements. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 26, 2010.)

10(q) - Confidentiality and Non-Competition Agreement dated as of February 12, 2010 between Registrant and Andrew A. Krakauer (Incorporated herein by reference to Exhibit 10.6 of the Registrant’s February 2010 8-K.)

10(r) - Confidentiality and Non-Competition Agreement dated as of February 12, 2010 between Registrant and Seth R. Segel (Incorporated herein by reference to Exhibit 10.7 of the Registrant’s February 2010 8-K.)

10(s) - Confidentiality and Non-Competition Agreement dated as of February 12, 2010 between Registrant and Craig A. Sheldon (Incorporated herein by reference to Exhibit 10.8 of the Registrant’s February 2010 8-K.)

10(t) - Confidentiality and Non-Competition Agreement dated as of February 12, 2010 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.9 of the Registrant’s February 2010 8-K.)

10(u) - Confidentiality and Non-Competition Agreement dated as of February 12, 2010 between Registrant and Roy K. Malkin (Incorporated herein by reference to Exhibit 10.10 of the Registrant’s February 2010 8-K.)

10(v) - Cantel Medical Corp. Annual Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010 [the “October 2010 10-Q”].)

10(w) - Cantel Medical Corp. Long Term Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s October 2010 10-Q.)

10(x) — Asset Purchase Agreement dated as of August 1, 2011 among Registrant, Minntech Corporation, Byrne Medical, Inc. and Don Byrne (Incorporated herein by reference to Exhibit 2.1 to Registrants August 2011 8-K.)

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

CANTEL MEDICAL CORP.

Date: October 14, 2011	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	October 14, 2011
Charles M. Diker, a Director and Chairman of the Board

/s/ George L. Fotiades	Date:	October 14, 2011
George L. Fotiades, a Director
and Vice Chairman of the Board

/s/ Robert L. Barbanell	Date:	October 14, 2011
Robert L. Barbanell, a Director

/s/ Alan. R. Batkin	Date:	October 14, 2011
Alan R. Batkin, a Director

/s/ Ann E. Berman	Date:	October 14, 2011
Ann E. Berman, a Director

/s/ Joseph M. Cohen	Date:	October 14, 2011
Joseph M. Cohen, a Director

/s/ Mark N. Diker	Date:	October 14, 2011
Mark N. Diker, a Director

/s/ Alan J. Hirschfield	Date:	October 14, 2011
Alan J. Hirschfield, a Director

/s/ Andrew A. Krakauer	Date:	October 14, 2011
Andrew A. Krakauer, a Director and President & CEO

/s/ Peter J. Pronovost	Date:	October 14, 2011
Peter J. Pronovost, a Director

/s/ Bruce Slovin	Date:	October 14, 2011
Bruce Slovin, a Director

CANTEL MEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. as of July 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2011.  Our audits also included the financial statement schedule included in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. at July 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
October 14, 2011

CANTEL MEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

	July 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$18,410	$22,612
Accounts receivable, net of allowance for doubtful accounts of $1,096 in 2011 and $870 in 2010	46,121	31,870
Inventories	40,064	34,622
Deferred income taxes	3,645	2,420
Prepaid expenses and other current assets	3,084	3,207
Total current assets	111,324	94,731

Property and equipment, at cost:
Land, buildings and improvements	19,972	19,913
Furniture and equipment	51,927	47,639
Leasehold improvements	2,824	2,113
	74,723	69,665
Less accumulated depreciation and amortization	(40,264)	(34,422)
	34,459	35,243
Intangible assets, net	39,191	32,717
Goodwill	134,770	116,783
Other assets	1,699	1,191
	$321,443	$280,665

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$10,000
Accounts payable	13,218	9,640
Compensation payable	11,758	10,675
Accrued expenses	8,415	6,370
Deferred revenue	6,718	4,233
Acquisitions payable	2,325	—
Income taxes payable	977	66
Total current liabilities	43,411	40,984

Long-term debt	24,000	11,000
Deferred income taxes	18,450	17,868
Other long-term liabilities	1,267	1,408

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; issued 2011 - 19,158,029 shares, outstanding 2011 - 17,273,431 shares; issued 2010- 18,272,574 shares, outstanding 2010 - 16,866,284 shares	1,916	1,827
Additional paid-in capital	110,735	94,714
Retained earnings	138,725	120,363
Accumulated other comprehensive income	9,283	8,045
Treasury Stock, 2011 - 1,884,598 shares at cost; 2010-1,406,290 shares at cost	(26,344)	(15,544)
Total stockholders’ equity	234,315	209,405
	$321,443	$280,665

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended July 31,
	2011	2010	2009

Net sales	$321,651	$273,952	$260,050

Cost of sales	198,868	162,981	160,571

Gross profit	122,783	110,971	99,479

Expenses:
Selling	44,144	36,092	30,398
General and administrative	40,655	37,045	36,998
Research and development	6,648	5,169	4,632
Total operating expenses	91,447	78,306	72,028

Income before interest and income taxes	31,336	32,665	27,451

Interest expense	960	1,169	2,639
Interest income	(86)	(59)	(144)

Income before income taxes	30,462	31,555	24,956

Income taxes	10,037	11,614	9,387

Net income	$20,425	$19,941	$15,569

Earnings per common share:

Basic	$1.19	$1.19	$0.94

Diluted	$1.18	$1.18	$0.94

Dividends per common share:	$0.12	$0.10	$—

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollar amounts in Thousands, Except Share Data)

Years Ended July 31, 2011, 2010 and 2009

	Common Stock				Accumulated
	Number of		Additional		Other	Treasury	Total	Total
	Shares		Paid-in	Retained	Comprehensive	Stock,	Stockholders’	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income	at Cost	Equity	Income

Balance, July 31, 2008	16,370,844	$1,752	$81,475	$86,534	$10,291	$(11,340)	$168,712
Exercises of options	215,730	26	1,772			(483)	1,315
Repurchases of shares	(43,847)					(402)	(402)
Stock-based compensation			3,187				3,187
Issuance of restricted stock	101,000	10	(10)				—
Income tax benefit from exercises of stock options and vesting of restricted stock			745				745
Translation adjustment, net of $352 in tax					(2,010)		(2,010)	$(2,010)
Net income				15,569			15,569	15,569
Total comprehensive income for fiscal 2009								$13,559
Balance, July 31, 2009	16,643,727	1,788	87,169	102,103	8,281	(12,225)	187,116

Exercises of options	196,950	34	4,998			(2,893)	2,139
Repurchases of shares	(22,218)					(426)	(426)
Stock-based compensation			3,130				3,130
Issuance of restricted stock	47,825	5	(5)				—
Income tax deficiency from exercises of stock options and vesting of restricted stock			(578)				(578)
Dividends on common stock				(1,681)			(1,681)
Translation adjustment, net of $1,302 in tax					(236)		(236)	$(236)
Net income				19,941			19,941	19,941
Total comprehensive income for fiscal 2010								$19,705
Balance, July 31, 2010	16,866,284	1,827	94,714	120,363	8,045	(15,544)	209,405

Exercises of options	286,667	71	11,994			(9,510)	2,555
Repurchases of shares	(56,570)					(1,290)	(1,290)
Stock-based compensation			3,350				3,350
Issuance of restricted stock	177,050	18	(18)				—
Income tax benefit from exercises of stock options and vesting of restricted stock			695				695
Dividends on common stock				(2,063)			(2,063)
Translation adjustment, net of $320 in tax					1,238		1,238	$1,238
Net income				20,425			20,425	20,425
Total comprehensive income for fiscal 2011								$21,663
Balance, July 31, 2011	17,273,431	$1,916	$110,735	$138,725	$9,283	$(26,344)	$234,315

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2011	2010	2009

Cash flows from operating activities
Net income	$20,425	$19,941	$15,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,759	6,333	6,217
Amortization	5,687	5,105	5,152
Stock-based compensation expense	3,350	3,130	3,187
Amortization of debt issuance costs	321	470	549
Loss on disposal of fixed assets	10	238	52
Deferred income taxes	(1,799)	(2,221)	(1,955)
Excess tax benefits from stock-based compensation	(776)	(424)	(267)
Changes in assets and liabilities:
Accounts receivable	(13,449)	(1,065)	(185)
Inventories	(2,038)	(5,189)	2,298
Prepaid expenses and other current assets	(418)	436	(1,405)
Accounts payable and other current liabilities	7,266	1,272	953
Income taxes payable	2,860	1,007	827
Net cash provided by operating activities	28,198	29,033	30,992

Cash flows from investing activities
Capital expenditures	(5,835)	(5,605)	(4,215)
Proceeds from disposal of fixed assets	78	5	1,669
Earnout paid to Crosstex sellers	—	—	(3,666)
Acquisition of Twist	—	(157)	(629)
Acquisition of Gambro Water	(22,150)	—	—
Acquisition of ConFirm	(7,500)	—	—
Acquisition of G.E.M.	—	—	(4,414)
Acquisition of Purity, net of cash acquired	—	(1,970)	—
Purchase of convertible notes receivable	—	(300)	(200)
Other, net	(314)	(213)	5
Net cash used in investing activities	(35,721)	(8,240)	(11,450)

Cash flows from financing activities
Borrowings under revolving credit facilities	28,000	—	3,500
Repayments under term loan facility	(10,000)	(10,000)	(8,000)
Repayments under revolving credit facility	(15,000)	(12,300)	(10,500)
Proceeds from exercises of stock options	2,555	2,139	1,315
Dividends paid	(2,064)	(1,683)	—
Excess tax benefits from stock-based compensation	776	424	267
Purchases of treasury stock	(1,290)	(426)	(402)
Net cash provided by (used in) financing activities	2,977	(21,846)	(13,820)

Effect of exchange rate changes on cash and cash equivalents	344	297	(672)

(Decrease) increase in cash and cash equivalents	(4,202)	(756)	5,050
Cash and cash equivalents at beginning of year	22,612	23,368	18,318
Cash and cash equivalents at end of year	$18,410	$22,612	$23,368

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2011, 2010 and 2009

1.                                      Business Description

Cantel Medical Corp. (“Cantel”) is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy (formerly known as “Endoscope Reprocessing”): Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes and other approved devices.  Since August 2011, this segment also offers disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures, as more fully described in Note 3 to the Consolidated Financial Statements.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•                  Healthcare Disposables: Single-use, infection prevention and control products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants. Since February 2011 this segment also offers both a mail-in service and in-office spore test kits for healthcare professionals to verify the performance of their sterilizers, as more fully described in Note 3 to the Consolidated Financial Statements.

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

Cantel had five principal operating companies during fiscals 2011, 2010 and 2009, Minntech Corporation (“Minntech”), Crosstex International, Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech has three foreign subsidiaries, Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

We currently operate our business through seven operating segments: Endoscopy (through Minntech), Water Purification and Filtration (through Mar Cor, Biolab and Minntech), Healthcare Disposables (through Crosstex), Dialysis (through Minntech), Therapeutic Filtration (through Minntech), Specialty Packaging (through Saf-T-Pak) and Chemistries (through Minntech). The Therapeutic Filtration, Specialty Packaging and Chemistries operating segments are combined in the All Other reporting segment for financial reporting purposes.

On February 11, 2011, our Crosstex subsidiary acquired certain net assets of the sterilization monitoring business of ConFirm Monitoring Systems, Inc. (the “ConFirm Monitoring Business” or the “ConFirm Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements. Its results of operations are included in our results of operations for the portion of fiscal 2011 subsequent to its acquisition date, and are not reflected in our results of operations for fiscals 2010 and 2009. The ConFirm Acquisition is included in our Healthcare Disposables segment.

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (collectively, “Gambro”) certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis (“Gambro Water” or the “Gambro Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements. Its results of operations are included in our results of operations for the portion of fiscal 2011 subsequent to its acquisition date, and are not reflected in our results of operations for fiscals 2010 and 2009. The Gambro Acquisition is included in our Water Purification and Filtration segment.

On June 1, 2010, we acquired all of the issued and outstanding stock of Purity Water Company of San Antonio, Inc. (“Purity”), as more fully described in Note 3 to the Consolidated Financial Statements. Its results of operations are included in our results of operations in fiscal 2011 and the portion of fiscal 2010 subsequent to its acquisition date, but are excluded from our results of operations in fiscal 2009. Purity is included in our Water Purification and Filtration segment.

On July 31, 2009, we acquired certain net assets of G.E.M. Water Systems Int’l, LLC (“G.E.M.”), as more fully described in Note 3 to the Consolidated Financial Statements. Its results of operations are included in our results of operations for fiscals 2011 and 2010, but are not reflected in our results of operations for fiscal 2009. G.E.M. is included in our Water Purification and Filtration segment.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

On August 1, 2011 our Minntech subsidiary acquired the business and substantially all of the assets of Byrne Medical, Inc. (the “Byrne Medical Business”), as more fully described in Note 3 to the Consolidated Financial Statements. Since the acquisition of the Byrne Medical Business was consummated after the end of fiscal 2011, its results of operations are not included in our results of operations for any of the periods presented and its net assets are not included in our Consolidated Balance Sheets at July 31, 2011 and 2010. As a result of this acquisition, we expanded our endoscopy product offerings outside of endoscope reprocessing and therefore we have renamed our Endoscope Reprocessing segment to the Endoscopy segment. This change in segment description has no impact upon any reported financial information of this segment.

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 with our senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our working capital credit facilities under an existing credit agreement, as more fully described in Notes 3 and 9 to the Consolidated Financial Statements.

On October 3, 2011, the company granted 212,790 restricted shares to 113 of its employees, including its executive officers, as more fully described in Note 12 to the Consolidated Financial Statements.

We performed a review of events subsequent to July 31, 2011. Based upon that review, no additional subsequent events occurred that required updating to our Consolidated Financial Statements or disclosures.

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

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to endoscopy, dialysis, therapeutic, specialty packaging and chemistries products, shipment terms are generally FOB origin for common carrier and FOB destination when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. With respect to a portion of water purification and filtration product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered, or post-delivery obligations such as installation has been substantially fulfilled such that the products are deemed functional by the end-user.

A portion of our endoscopy, water purification and filtration and dialysis sales are recognized as multiple element arrangements, whereby revenue is allocated to the equipment and installation components based upon vendor specific objective evidence, which includes comparable historical transactions of similar equipment and installation sold as stand-alone components. If vendor-specific objective evidence of selling price is not available, we allocate revenue to the elements of the bundled arrangement using the estimated selling price method in order to qualify the components as separate units of accounting. Revenue on the equipment component is recognized as the equipment is shipped to customers and title passes. Revenue on the installation component is recognized when the installation is complete.

As a result of our acquisition of the ConFirm Monitoring Business, as more fully described in Note 3 to the Consolidated Financial Statements, a portion of our healthcare disposables sales relating to the mail-in spore test kit is recorded as deferred revenue when initially sold. We recognized the revenue on these test kits using an estimate based on historical experience of the amount of time that elapses from the point of sale to when the kit is returned to us and we communicate to the customer the results of the required laboratory test. The related cost of the kits are recorded in inventory and recognized in cost of sales as the revenue is earned.

Revenue on service sales is recognized when repairs are completed at the customer’s location or when repairs are completed at our facilities and the products are shipped to customers. With respect to certain service contracts in our Endoscopy and Water Purification and Filtration operating segments, service revenue is recognized on a straight-line basis over the contractual term of the arrangement. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $3,234,000, $2,909,000 and $2,461,000 in fiscals 2011, 2010 and 2009, respectively. The increase in volume rebates in fiscal 2011 compared with fiscal 2010, and fiscal 2010 compared with fiscal 2009, is primarily due to increased sales volume in our Healthcare Disposables and Endoscopy segments. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

The majority of our dialysis products are sold to end-users; the majority of therapeutic filtration products and healthcare disposable products are sold to third party distributors; water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; endoscopy products and services are sold primarily to distributors internationally and directly to hospitals and other end-users in the United States; specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users; and chemistries products and services are sold to medical products and service companies, laboratories, pharmaceutical companies, hospitals and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 5-32 years for buildings and improvements and the shorter of the life of the asset or the life of the lease for leasehold improvements. Depreciation and amortization expense related to property and equipment for fiscals 2011, 2010 and 2009 was $6,759,000, $6,333,000 and $6,217,000, respectively.

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 3 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. Accounting rules permit a company to carry forward a detailed determination of a reporting unit’s fair value from one year to the next if the following criteria are met: (i) the assets and liabilities of each reporting unit have not changed significantly from the prior year, (ii) the fair value amount of each reporting unit in the prior year significantly exceeded the carrying value, and (iii) the likelihood that the carrying value of each reporting unit this year would be less than the fair value is remote. At July 31, 2011, because these criteria were met for certain of our reporting units, we carried forward the results of our July 31, 2010 fair value estimates for our Endoscopy, Healthcare Disposables, Dialysis and Therapeutic Filtration operating segments and performed detailed reviews on the Water Purification and Filtration (due to the increase in assets related to the Gambro Acquisition), Specialty Packaging (due to its fair value exceeding it carrying value by only a modest amount in the prior year) and Chemistries (since this operating segment was newly created in fiscal 2010) operating segments. In performing a detailed review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2011, management concluded that none of our intangible assets or goodwill was impaired.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2011, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average fair value that exceeded book value by approximately 28%. Goodwill relating to our Specialty Packaging reporting unit was $7,527,000 at July 31, 2011. If future operating results and cash flows in this segment are significantly less than forecasted, a portion of such goodwill may become impaired.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On July 31, 2011, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Other Assets

Debt issuance costs associated with the credit facilities are amortized to interest expense over the life of the credit facilities. As of July 31, 2011 and 2010, such debt issuance costs, net of related amortization, were included in other assets and amounted to $220,000 and $297,000, respectively. The debt issuance costs at July 31, 2011 relate to our New U.S. Credit Facility.

Warranties

We provide for estimated costs that may be incurred to remedy deficiencies of quality or performance of our products at the time of revenue recognition. Most of our products have a one year warranty, although a majority of our endoscopy equipment in the United States carries a warranty period of up to fifteen months. We record provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on our results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

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

Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $2,062,000, $1,853,000 and $1,483,000 for fiscals 2011, 2010 and 2009, respectively.

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

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. A portion of such unrecognized tax benefits originated from acquisitions and are based primarily upon management’s assessment of exposure associated with acquired companies. Any adjustments upon resolution of income tax uncertainties are recognized in our results of operations. Unrecognized tax benefits are analyzed periodically and adjustments are made as events occur to warrant adjustment to the related liability.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. We account for contingent consideration relating to business combinations that occurred subsequent to July 31, 2009 in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income.  We determine the fair value of contingent consideration based on future sales projections under various potential scenarios and weight the probability of these outcomes. Similarly, other components of an acquisition’s purchase price can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the three year price floor relating to the acquisition of the Byrne Medical Business whose fair value was determined using a option valuation model, as further described in Notes 3 and 6 to the Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are different from the amounts initially recorded and may cause volatility in our results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, we evaluate the adequacy of our reserves and the estimates used in calculations of reserves as well as other judgmental financial statement items, including, but not limited to: collectability of accounts receivable; volume rebates and trade-in allowances; inventory values and obsolescence reserves; warranty reserves; contingent consideration; depreciation and amortization periods; deferred income taxes; goodwill and intangible assets; impairment of long-lived assets; unrecognized tax benefits for uncertain tax positions; reserves for legal exposure; stock-based compensation; and expense accruals.  Such estimates and assumptions are subjective in nature. We reflect such amounts based upon the most recent information available.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 will not have any impact upon our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, we will adopt ASU 2011-05 in our third quarter of fiscal 2012. The adoption of this updated disclosure guidance will not have any impact upon our financial position and results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, we will adopt ASU 2011-04 in our third quarter of fiscal 2012. We are currently in the process of evaluating the effect of ASU 2011-04 on our financial position and results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force,” (“ASU 2010-29”), which addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for material business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) had occurred at the beginning of the comparable prior annual reporting period only. Additional amendments expand supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for fiscal years beginning after December 15, 2010 and is applied prospectively to business combinations completed after that date. Accordingly, we will apply ASU 2010-29 to material business combinations that occur after July 31, 2011. The adoption of this updated disclosure guidance will not have any impact upon our financial position and results of operations.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2, and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”), as more fully described in Note 6 to the Consolidated Financial Statements. ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements, which was adopted in our third quarter of fiscal 2010, and after December 15, 2010 for Level 3 disclosure requirements, which we adopted in our third quarter of fiscal 2011. The adoption of ASU 2010-06 did not have any impact upon our financial position or results of operations since it related to additional disclosure requirements.

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

3.                                      Acquisitions

Post-Fiscal 2011

Byrne Medical, Inc. Disposable Endoscopy Product Business

On August 1, 2011 our Minntech subsidiary acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), a privately owned, Texas-based company that designs, manufactures and sells an innovative array of disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.  Excluding estimated acquisition-related costs of $1,030,000 (of which $473,000 was recorded in general administrative expenses in fiscal 2011 and the remainder will be recorded in fiscal 2012) we paid an aggregate purchase price of $100,000,000 (which price is potentially subject to a net asset value adjustment), comprised of $90,000,000 in cash and $10,000,000 in shares of Cantel common stock that is subject to both a multi-year lock-up and three-year price floor (described below). The stock consideration consisted of 401,123 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($24.93). In addition there is up to a $10,000,000 potential cash contingent consideration payable to BMI over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. A portion of the purchase price (including the stock consideration) was placed in escrow as security for indemnification obligations of BMI and its principal stockholder, Don Byrne. In addition, we purchased certain land and buildings utilized by the Byrne Medical Business from Byrne Investments LLC, an affiliate of Mr. Byrne, for $5,900,000.

We account for contingent consideration in accordance with ASC 805, which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income.  Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $2,700,000 to record our initial estimated fair value of the contingent consideration that would be earned over the two years ending July 31, 2013.

Subject to certain conditions and limitations, under the price floor referred to above, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). In accordance with ASC 480-10-55-26, “Distinguishing Liabilities from Equity,” this three-year price floor is a free standing financial instrument that we are required to record as a liability at fair value on the date of acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $3,000,000 to record our initial estimated fair value of the three-year price floor. The fair value of this liability was determined using the Black-Scholes option valuation model.

Additionally, in accordance with ASC 805, the $10,000,000 stock portion of the purchase price was measured at fair value, which was determined using put option valuation models, to account for the discount for the multi-year lock up feature that prohibits the sellers of the Byrne Medical Business from trading the 401,123 shares of Cantel common stock during the three or four year lock-up period, which period is dependent upon whether BMI’s principal stockholder is employed by us on August 1, 2014. As a result of our valuation, the fair value of the 401,123 shares was determined to be $7,640,000, of which $7,310,000 was considered purchase price and $330,000 was determined to be stock-based compensation expense that will be recorded on a straight-line basis over the minimum lock up period of three years. The determinations of fair value using option-pricing models are affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our Common Stock over the expected life of the instrument and the expected dividend yield.

Since we will be continually remeasuring both the $2,700,000 contingent consideration liability and the $3,000,000 three-year price floor liability at each balance sheet date and recording changes in the respective fair values through our Consolidated Statements of Income, we will potentially have significant earnings volatility in our future results of operations until the completion of both the two year period relating to the contingent consideration and three year period relating to the price floor.

The components of the purchase price recorded on August 1, 2011, as explained above, consist of the following:

Cash (including purchase of buildings)	$95,900,000
Fair value of the multi-year lock-up of Cantel common stock	7,640,000
Total consideration paid at August 1, 2011	103,540,000
Price Floor	3,000,000
Contingent consideration	2,700,000
Total purchase price recorded at August 1, 2011	$109,240,000

For the twelve months ended December 31, 2010, BMI’s latest audited fiscal year, BMI generated revenues and gross margins of $34,293,000 and $21,991,000, respectively.

In connection with the acquisition, we acquired certain tangible assets including accounts receivable, inventories and equipment and assumed certain liabilities of BMI including trade payables, sales commissions payable and ordinary course business liabilities.

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 with our senior lenders to fund the cash consideration paid in and the costs associated with the acquisition, as well as to refinance our working capital credit facilities under an existing credit agreement, as more fully described in Note 9 to the Consolidated Financial Statements.

The purchase price was preliminary allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets:
Accounts receivable	$4,303,000
Inventory	4,200,000
Other assets	698,000
Property, plant and equipment	10,233,000
Amortizable intangible assets (lives are a preliminary estimate):
Customer relationships (15-year life)	25,300,000
Trade name (10-year life)	2,200,000
Technology (8-year life)	11,900,000
Non-compete agreement (14 year-weighted-average life)	2,000,000
Other assets	325,000
Current liabilities	(2,277,000)
Other liabilities	(85,000)
Net assets acquired	$58,797,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $50,443,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes over fifteen years, has been included in our Endoscopy segment.

The principal reasons for the acquisition of the Byrne Medical Business were as follows: (i) the complementary nature of its infection prevention and control business which further expanded our business into hospital and outpatient center-based GI endoscopy; (ii) the addition of a market leading, high margin business in a familiar segment in infection prevention and control; (iii) the increase in the percentage of our net sales derived from recurring consumables; (iv) the expectation that the acquisition increases overall corporate gross margins and will be accretive to our future earnings per share; (v) the belief that the endoscopy market will convert from re-using to disposing of certain components in GI endoscopy; and (vi) the opportunity for us to further expand our business into the design, manufacture and distribution of proprietary products. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

Since the acquisition was completed on the first day of fiscal 2012, the results of operations of the Byrne Medical Business are not included in our results of operations for any period reported herein and are excluded from our Consolidated Balance Sheets as of July 31, 2011 and 2010.  As a result of the acquisition, we changed the name of our reporting segment previously known as Endoscope Reprocessing to Endoscopy, as more fully described in Notes 1 and 18 to the Consolidated Financial Statements. The operations of the Byrne Medical Business will be fully included within our Endoscopy segment.

Fiscal 2011

ConFirm Monitoring Systems, Inc.

On February 11, 2011, our Crosstex subsidiary acquired the ConFirm Monitoring Business, a private company based in Englewood, Colorado with revenues relating to biological monitoring services for dental and other healthcare customers located primarily in North America. The company offers both a mail-in service and in-office spore test kits for healthcare professionals to verify the performance of their sterilizers in accordance with industry guidelines for daily or weekly testing. The ConFirm Acquisition is included in our Healthcare Disposables segment. Total consideration for the transaction, excluding transaction costs of $52,000, was $7,500,000 plus contingent consideration of up to an additional $1,000,000 based upon achievement of specified sales levels through January 31, 2012. We account for contingent consideration in accordance with ASC 805, which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income.  Accordingly, on February 11, 2011 we increased acquisitions payable and goodwill by $656,000 to record our initial estimated fair value of the contingent consideration that would be earned by January 31, 2012. At July 31, 2011, we increased acquisitions payable to $775,000 by recording the $119,000 change in the fair value through our Consolidated Statements of Income for the year ended July 31, 2011. This change in estimated fair value was driven by the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the specified sales levels.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Current assets	$1,399,000
Property, plant and equipment	93,000
Amortizable intangible assets:
Customer relationships (10-year life)	2,290,000
Trade name (6-year life)	470,000
Technology (5-year life)	110,000
Non-compete agreement (8-year life)	30,000
Current liabilities:
Accounts payable	(244,000)
Deferred revenue	(1,226,000)
Net assets acquired	$2,922,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $5,234,000 was assigned to goodwill, which is deductible for income tax purposes over fifteen years.

The principal reasons for the acquisition were (i) to expand our sterility assurance product portfolio, (ii) to enable cross-selling of our existing products such as our patent-pending Sure-CheckTM sterilization pouch, (iii) to leverage Crosstex’ sales and marketing infrastructure in the dental arena and (iv) the expectation that the acquisition will be accretive to our future earnings per share beyond fiscal 2011.

In fiscal 2011 subsequent to its acquisition, the ConFirm Monitoring Business contributed approximately $1,558,000 to our net sales and had an insignificant impact to our income before interest and income taxes. The ConFirm Acquisition is included in our results of operations for only the portion of fiscal 2011 subsequent to its acquisition date and is excluded from our results of operations for fiscals 2010 and 2009. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Gambro Water

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis. Immediately following the acquisition, we commenced sales and service of all Gambro water products, components, parts and consumables solely intended for the United States and Puerto Rico markets. The manufacturing of these products has been transitioned into our own manufacturing facility in Plymouth, Minnesota. The Gambro Acquisition expands our Water Purification and Filtration’s annual business in terms of sales, particularly with respect to product and service sales volumes in both existing and new dialysis clinics across the United States and Puerto Rico by 19% (approximately 75% of the Gambro Acquisition revenues are from one customer). Total consideration for the transaction, excluding acquisition-related costs of approximately $240,000, was $23,700,000, of which $3,100,000 will be paid in six equal quarterly payments ending April 2012. As of July 31, 2011, $1,550,000 of the $3,100,000 has been paid. The Gambro Acquisition is included in our Water Purification and Filtration operating segment.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Current assets (principally inventories)	$3,080,000
Property, plant and equipment	11,000
Amortizable intangible assets:
Technology (8-year life)	1,170,000
Customer relationships (11.5-year weighted average life)	6,640,000
Non-compete agreement (14-year life)	1,050,000
Current liabilities	(60,000)
Net assets acquired	$11,891,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $11,809,000 was assigned to goodwill, which is deductible for income tax purposes over fifteen years.

The reasons for the acquisition were as follows: (i) the expansion of our water purification product line, particularly in the area of cost effective heat sanitizable water purification equipment, (ii) the opportunity to add an installed equipment base of business into which we can (a) increase service revenue while improving the density and efficiency of the Mar Cor service network and (b) drive a greater portion of recurring consumable sales per clinic; (iii) the potential revenue and cost savings synergies and efficiencies that could be realized through optimizing and combining the acquired assets (including Gambro employees) into Mar Cor; and (iv) the expectation that the acquisition will be accretive to our future earnings per share.

In fiscal 2011 subsequent to its acquisition, Gambro Water contributed approximately $12,641,000 to our net sales and $1,179,000 to our income before interest and income taxes, excluding acquisition-related costs of $240,000. Such operating performance may not necessarily be indicative of future operating performance. The Gambro Acquisition is included in our results of operations for only the portion of fiscal 2011 subsequent to its acquisition date and is excluded from our results of operations for fiscals 2010 and 2009. Pro forma consolidated statement of income data has not been presented due to the unavailability of pre-acquisition Gambro Water financial statements, since Gambro Water did not maintain separate financial statements related to these purchased assets, and the insignificant impact of this acquisition on our consolidated net income in fiscal 2011 subsequent to its acquisition date.

Fiscal 2010

Purity Water Company of San Antonio, Inc.

On June 1, 2010, Mar Cor acquired all of the issued and outstanding capital stock of Purity, a private company based in San Antonio, Texas that designs, installs and services high quality, high purity water systems for use in laboratory, industrial, medical, pharmaceutical and semiconductor environments. Total consideration for the transaction was $2,014,000.

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

The primary reason for the acquisition was to add a base of business and expand the Mar Cor service network in the southwest United States. Following the acquisition, Purity was merged with, and into Mar Cor.

The acquisition of Purity is included in our results of operations in fiscal 2011 and 2010 subsequent to its acquisition date and is excluded from our results of operations for fiscal 2009. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Fiscal 2009

G.E.M. Water Systems Int’l, LLC

On July 31, 2009, we purchased substantially all of the assets, including the building housing its operations, of G.E.M., a private company based in Buena Park, California that designs, installs and services high quality water and bicarbonate systems for use in dialysis clinics, hospitals and other healthcare facilities. The total consideration for the transaction, including transaction costs, was $4,468,000.

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

The acquisition of G.E.M. is included in our results of operations in fiscals 2011 and 2010. Since the acquisition of G.E.M. occurred on the last day of our fiscal 2009, its results of operations are excluded from fiscal 2009. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

4.                                      Inventories

A summary of inventories is as follows:

	July 31,
	2011	2010

Raw materials and parts	$18,649,000	$14,003,000
Work-in-process	4,727,000	5,153,000
Finished goods	16,688,000	15,466,000
Total	$40,064,000	$34,622,000

5.                                      Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of July 31, 2011, all of our derivatives were designated as hedges.

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

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were two foreign currency forward contracts with an aggregate value of $2,498,000 at July 31, 2011, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on August 31, 2011. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For fiscals 2011, 2010 and 2009, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies and resulted in a net currency conversion loss, net of tax, of $146,000, $100,000 and $200,000, respectively, on the items hedged. Gains and losses related to the hedging contracts to buy Canadian dollars, euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

6.                                      Fair Value Measurements

Fair Value Hierarchy

We apply the provisions of ASC 820 for our financial assets and liabilities that are re-measured and reported at fair value each reporting period and our nonfinancial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three level fair value hierarchy to prioritize the inputs used in valuations, as defined below:

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of July 31, 2011 and July 31, 2010, our financial assets that are re-measured at fair value on a recurring basis include bank deposits, certificates of deposit and money market funds that are classified as cash and cash equivalents in the Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets. In addition, we have a contingent consideration liability recorded within acquisitions payable relating to the ConFirm Acquisition, as further described in Note 3 to the Consolidated Financial Statements. The fair value of this liability was based on future sales projections of the ConFirm Monitoring Business under various potential scenarios for the one year period ending January 31, 2012 and weighting the probability of these outcomes.  At the date of the acquisition, these cash flow projections were discounted using a rate of 7%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This analysis resulted in an initial contingent consideration liability of $656,000, but was subsequently adjusted to $775,000 at July 31, 2011 by recording the change in the fair value through our Consolidated Statement of Income for the year ended July 31, 2011. This change in estimated fair value was driven by the accretion of the liability for the time value of money and changes in the assumptions pertaining to the achievement of the specified sales levels. This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	July 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equilavents:
Bank deposits and certificates of deposit	$14,494,000	$—	$—	$14,494,000
Money markets	3,916,000	—	—	3,916,000
Total assets	$18,410,000	$—	$—	$18,410,000

Liabilities:
Contingent consideration	$—	$—	$775,000	$775,000
Total liabilities	$—	$—	$775,000	$775,000

	July 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equilavents:
Bank deposits and certificates of deposit	$17,696,000	$—	$—	$17,696,000
Money markets	4,916,000	—	—	4,916,000
Total assets	$22,612,000	$—	$—	$22,612,000

There were no liabilities measured at fair value on a recurring basis at July 31, 2010.

A reconciliation of the contingent consideration liability that is measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) in fiscal 2011 is as follows:

Year Ended
July 31, 2011

Beginning balance	$—
Total net unrealized (gains)/losses included in earnings	119,000
Total net unrealized (gains)/losses included in other comprehensive income	—
Transfers into level 3 (gross)	—
Transfers out of level 3 (gross)	—
Net purchases, issuances, sales and settlements	656,000
Ending balance	$775,000

There were no such recurring measurements using significant unobservable inputs in fiscal 2010.

On August 1, 2011 (the first day of our fiscal 2012), we recorded a $2,700,000 liability for the estimated fair value of contingent consideration and a $3,000,000 liability for the estimated fair value of the three year price floor relating to the acquisition of the Byrne Medical Business, as further described in Note 3 to the Consolidated Financial Statements. These fair value measurements were based on significant inputs not observed in the market and thus represent Level 3 measurements. The fair value of the contingent consideration liability was based on future gross profit projections of the Byrne Medical Business under various potential scenarios for the two year period ending July 31, 2013 and weighting the probability of these outcomes.  At the date of the acquisition, these cash flow projections were discounted using a rate of 14%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. The fair value of the three year price floor liability was determined using the Black-Scholes option valuation model, which is affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but are not limited to, the expected stock price volatility of our Common Stock over the expected life of the instrument and the expected dividend yield. These two liabilities will be adjusted periodically by recording changes in the fair value through our Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuations.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property and equipment and convertible notes receivable, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows is sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, our intangibles, goodwill and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On July 31, 2011 and 2010, the Company’s goodwill, trademarks and trade names were not impaired. Additionally, management concluded that no events or changes in circumstances have occurred during fiscal 2011 that would indicate that the carrying amount of our amortizable intangible assets and long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of July 31, 2011 and 2010, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of July 31, 2011 and July 31, 2010, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

7.             Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 3-20 years and have a weighted average amortization period of 10 years. Amortization expense related to intangible assets was $5,687,000, $5,105,000 and $5,152,000 for fiscals 2011, 2010 and 2009, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	July 31, 2011
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$35,203,000	$(15,468,000)	$19,735,000
Technology	9,849,000	(6,114,000)	3,735,000
Brand names	9,745,000	(5,539,000)	4,206,000
Non-compete agreements	2,981,000	(1,919,000)	1,062,000
Patents and other registrations	1,301,000	(389,000)	912,000
	59,079,000	(29,429,000)	29,650,000
Trademarks and tradenames	9,541,000	—	9,541,000
Total intangible assets	$68,620,000	$(29,429,000)	$39,191,000

	July 31, 2010
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$26,205,000	$(12,102,000)	$14,103,000
Technology	9,267,000	(6,085,000)	3,182,000
Brand names	9,556,000	(4,829,000)	4,727,000
Non-compete agreements	1,901,000	(1,536,000)	365,000
Patents and other registrations	1,251,000	(307,000)	944,000
	48,180,000	(24,859,000)	23,321,000
Trademarks and tradenames	9,396,000	—	9,396,000
Total intangible assets	$57,576,000	$(24,859,000)	$32,717,000

Estimated annual amortization expense of our intangible assets for the next five years is as follows:

Year Ending July 31,
2012	$5,529,000
2013	5,455,000
2014	5,251,000
2015	5,063,000
2016	1,894,000

On August 1, 2011, we preliminarily recorded an addition $41,400,000 of intangible assets with an estimated weighted-

average life of 13 years as a result of the Byrne Medical Business acquisition, as more fully explained in Note 3 to the Consolidated Financial Statements. Including the amortization expense relating to the acquisition of the Business Medical Business, estimated annual amortization expense of our intangible assets for the next five years is as follows:

Year Ending July 31,
2012	$9,143,000
2013	9,069,000
2014	8,765,000
2015	8,577,000
2016	5,409,000

Goodwill changed during fiscals 2011 and 2010 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	All Other	Goodwill

Balance, July 31, 2009	$9,648,000	$ 38,375,000	$ 50,630,000	$8,133,000	$8,209,000	$114,995,000
Acquisitions	—	1,217,000	—	—	—	1,217,000
Foreign currency translation	—	255,000	—	—	316,000	571,000
Balance, July 31, 2010	9,648,000	39,847,000	50,630,000	8,133,000	8,525,000	116,783,000
Acquisitions	—	11,809,000	5,234,000	—	—	17,043,000
Foreign currency translation	—	418,000	—	—	526,000	944,000
Balance, July 31, 2011	$9,648,000	$52,074,000	$55,864,000	$8,133,000	$9,051,000	$134,770,000

On July 31, 2011 and 2010, the Company’s goodwill, trademarks and trade names were not impaired.

8.             Warranties

A summary of activity in the warranty reserves follows:

	Year Ended July 31,
	2011	2010

Beginning balance	$1,181,000	$949,000
Acquisitions	10,000	10,000
Provisions	3,693,000	1,826,000
Charges	(2,803,000)	(1,605,000)
Foreign currency translation	2,000	1,000
Ending Balance	$2,083,000	$1,181,000

The warranty provisions and charges during fiscals 2011 and 2010 relate principally to the Company’s endoscopy and water purification products. The increase in the provisions and charges is primarily a function of the significant increase in sales volume of our Endoscopy capital equipment in fiscal 2011, compared with fiscal 2010, including certain warranty issues on new Endoscopy products. Warranty reserves are included in accrued expenses in the Consolidated Balance Sheets.

9.             Financing Arrangements

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan

Facility may not be re-borrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs incurred prior to August 1, 2011 relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $220,000 at July 31, 2011.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.0% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”).  At September 16, 2011, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.25% to 0.77%. The margins applicable to our outstanding borrowings were 1.25% above the lender’s base rate or 2.25% above LIBOR. Most of our outstanding borrowings were under LIBOR contracts at September 16, 2011. The New U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.25% at September 16, 2011.

The principal amounts of the Term Loan Facility are to be paid in twenty consecutive quarterly installments of $2,500,000 each beginning on September 30, 2011.  The New U.S. Credit Agreement permits us to make optional prepayments of loans at any time without premium or penalty other than customary LIBOR breakage fees.  We are required to make mandatory prepayments of amounts outstanding under the New U.S. Credit Agreement of: (i) 100% of the net proceeds received from certain sales or other dispositions of all or any part of the Company and its subsidiaries’ assets, (ii) 100% of certain insurance and condemnation proceeds received by the Company or any of its subsidiaries, (iii) subject to certain exceptions, 100% of the net cash proceeds received by the Company or any of its subsidiaries from the issuance or occurrence of any indebtedness of the Company or any of its subsidiaries, and (iv) subject to certain exceptions, 100% of the net proceeds of the sale of certain equity.

The New U.S. Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries (including Minntech, Mar Cor, Crosstex, and Strong Dental Products, Inc.) and (ii) a pledge by Cantel of all of the outstanding shares of Minntech, Mar Cor, Crosstex and Strong Dental owned by Cantel and 65% of the outstanding shares of Cantel’s foreign-based subsidiaries. We are in compliance with all financial and other covenants under the New U.S. Credit Agreement.

At July 31, 2011, we had $24,000,000 of outstanding borrowings under our Existing Revolver Facility, which bore interest that ranged from 1.69% to 1.75% at July 31, 2011. On August 1, 2011 (the beginning of fiscal 2012), such outstanding borrowings were reassigned to the New U.S. Credit Agreement and we borrowed an additional $48,000,000 under the Revolving Credit Facility and $50,000,000 under the Term Loan Facility.  Subsequent to July 31, 2011, we repaid $2,000,000 under the Revolving Credit Facility and $2,500,000 under the Term Loan Facility resulting in total outstanding borrowings of $117,500,000 as of September 30, 2011. The entire outstanding balance of $24,000,000 under the Existing Revolver Facility was reclassified from current to long-term as of July 31, 2011.

10.          Income Taxes

The consolidated effective tax rate was 32.9%, 36.8% and 37.6% for fiscals 2011, 2010, and 2009, respectively, and reflects income tax expense for our United States and international operations at their respective statutory rates.

The provision for income taxes consists of the following:

	Year Ended July 31,
	2011		2010		2009
	Current	Deferred	Current	Deferred	Current	Deferred

United States:
Federal	$9,651,000	$(1,538,000)	$11,884,000	$(1,911,000)	$9,165,000	$(1,282,000)
State	1,595,000	(124,000)	1,417,000	(118,000)	1,610,000	(402,000)
Canada	455,000	(143,000)	410,000	(177,000)	545,000	(327,000)
Singapore	138,000	(1,000)	100,000	(19,000)	76,000	—
Netherlands	—	—	26,000	—	—	—
Japan	4,000	—	2,000	—	2,000	—
Total	$11,843,000	$(1,806,000)	$13,839,000	$(2,225,000)	$11,398,000	$(2,011,000)

The geographic components of income before income taxes are as follows:

	Year Ended July 31,
	2011	2010	2009

United States	$27,772,000	$30,016,000	$23,566,000
Canada	1,532,000	1,030,000	1,296,000
Singapore	796,000	686,000	580,000
Netherlands	143,000	106,000	(285,000)
Japan	219,000	(283,000)	(201,000)
Total	$30,462,000	$31,555,000	$24,956,000

The effective tax rate differs from the United States statutory tax rate of 35.0% in fiscals 2011, 2010 and 2009 due to the following:

	Year Ended July 31,
	2011	2010	2009

Expected statutory tax	$10,662,000	$11,044,000	$8,735,000
Differential attributable to foreign operations:
Canada	(225,000)	(126,000)	(235,000)
Singapore	(142,000)	(159,000)	(127,000)
Netherlands	(50,000)	(11,000)	100,000
Japan	(73,000)	101,000	72,000
State and local taxes	970,000	859,000	785,000
Stock option expense	(103,000)	(96,000)	(193,000)
Tax reserve provision	—	165,000	—
Domestic production deduction	(657,000)	(447,000)	(449,000)
Taxes on foreign dividends	(241,000)	262,000	493,000
R&E tax credit	(346,000)	(72,000)	(197,000)
Change in our U.S. Federal tax rate	—	—	287,000
Other	242,000	94,000	116,000
Total income tax expense	$10,037,000	$11,614,000	$9,387,000

Deferred income tax assets and liabilities are comprised of the following:

	July 31,
	2011	2010
Current deferred tax assets:
Accrued expenses	$2,307,000	$1,268,000
Inventories	1,025,000	968,000
Accounts receivable	426,000	327,000
Subtotal	3,758,000	2,563,000
Valuation allowance	(113,000)	(143,000)
	$3,645,000	$2,420,000
Non-current deferred tax assets:
Other long-term liabilities	$379,000	$456,000
Stock-based compensation	1,808,000	1,868,000
Foreign tax credit	196,000	294,000
Domestic NOLs	139,000	167,000
Foreign NOLs	1,462,000	1,426,000
Subtotal	3,984,000	4,211,000
Valuation allowance	(1,587,000)	(1,615,000)
	2,397,000	2,596,000
Non-current deferred tax liabilities:
Property and equipment	(6,349,000)	(5,306,000)
Intangible assets	(7,726,000)	(9,350,000)
Goodwill	(3,357,000)	(2,422,000)
Cumulative translation adjustment	(3,390,000)	(3,070,000)
Tax on unremitted foreign earnings	(25,000)	(316,000)
	(20,847,000)	(20,464,000)
Net non-current deferred tax liabilities	$(18,450,000)	$(17,868,000)

Deferred tax assets and liabilities have been adjusted for changes in statutory tax rates as appropriate. Such changes only have a significant impact in the United States, and to a lesser extent in Canada, where substantially all of our deferred tax items exist. Such deferred tax items existing in the United States reflect a combined U.S. Federal and state effective rate of approximately 37.9% and 37.7% for fiscals 2011 and 2010, respectively.

At July 31, 2011, we had net operating loss carryforwards (“NOLs”) for domestic tax reporting purposes of $398,000 which originated from the Purity acquisition and will begin to expire on July 31, 2029. For foreign tax reporting purposes, our NOLs at July 31, 2011 are approximately $6,292,000. Of this amount NOLs from our Japanese subsidiary total approximately $982,000 and will begin to expire on July 31, 2014 and NOLs from our Netherlands subsidiary total approximately $5,310,000 and will begin to expire on July 31, 2016. Full valuation allowances have been established for all of the foreign NOLs as we currently believe it is more likely than not that we will not utilize such NOLs. Additionally, the Netherlands tax authorities are currently conducting a tax review relating to our Netherlands subsidiary’s NOLs and may ultimately disallow the use of all or a portion of such NOLs.

During fiscal 2011, we repatriated dividends of $6,700,000 from one of our Canadian subsidiaries for which we previously provided U.S. Federal and state income taxes and foreign withholding taxes in fiscal 2010. During fiscal 2010, no dividends were repatriated from our foreign subsidiaries. During fiscal 2009, we repatriated dividends of $11,400,000 from our foreign subsidiaries for which we provided U.S. Federal and state income taxes and foreign withholding taxes in fiscal 2009.

As of July 31, 2011 and 2010, we have deferred tax assets of $196,000 and $294,000, respectively, related to foreign tax credits that resulted from dividend repatriations during fiscal 2011 and fiscal 2006. These foreign tax credit carryovers expire on July 31, 2021.  As we currently do not expect significant future additional foreign source income, valuation allowances have been established for these foreign tax credits as we currently believe that it is more likely than not that we will not utilize such foreign tax credits. The foreign tax credits decreased during fiscal 2011 by approximately $98,000 due to the utilization of such credits in the current year, partially offset by newly created foreign tax credits relating to additional foreign source income generated during fiscal 2011 as a result of the foreign dividend repatriation.

We decreased our overall valuation allowances during fiscal 2011 by $58,000 from $1,758,000 at July 31, 2010 to $1,700,000 at July 31, 2011, primarily due to the decrease in the foreign tax credit valuation allowance.

A portion of the undistributed earnings of our foreign subsidiaries, which relate to our Canadian operations, amounting to approximately $7,454,000 was considered to be indefinitely reinvested at July 31, 2011. Accordingly, no provision has been made for United States income taxes that might result from repatriation of these earnings.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Some of our unrecognized tax benefits originated from acquisitions. Any adjustments upon resolution of income tax uncertainties are recognized in our results of operations. However, if our unrecognized tax benefits are recognized in our financial statements in future periods, there would not be a significant impact to our overall effective tax rate due to the size of the unrecognized tax benefits in relation to our income before income taxes. Except for decreases due to the lapse of applicable statutes of limitation, we do not expect such unrecognized tax benefits to significantly decrease or increase in the next twelve months.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2009	$380,000
Lapse of statute of limitations	(172,000)
Unrecognized tax benefits on July 31, 2010	208,000
Increase for current period tax position	124,000
Lapse of statute of limitations	(141,000)
Unrecognized tax benefits on July 31, 2011	$191,000

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2005.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Consolidated Financial Statements. However, such amounts have been relatively insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

11.          Commitments and Contingencies

Long-term contractual obligations

As of July 31, 2011, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2012	2013	2014	2015	2016	Thereafter	Total

Maturities of the credit facilities	$—	$—	$—	$—	$—	$24,000	$24,000
Expected interest payments under the credit facilities (1)	456	456	456	456	456	1	2,281
Minimum commitments under noncancelable operating leases	3,212	2,412	2,000	1,535	1,126	5,125	15,410
Deferred compensation and other	248	36	30	31	31	91	467
Acquisitions payable	2,325	—	—	—	—	—	2,325
Executive severance agreements	2,963	400	—	—	—	—	3,363
Total contractual obligations	$9,204	$3,304	$2,486	$2,022	$1,613	$29,217	$47,846

(1)                                  The expected interest payments under the revolving credit facility reflect an interest rate of 1.90%, which was our interest rate on outstanding borrowings at July 31, 2011.

Excluded from the July 31, 2011 amounts are contractual obligations related to the Byrne Medical Business as of August 1, 2011 (the date of the Byrne Medical acquisition), as well as the new borrowings and amended repayment terms under the New U.S. Credit Facility.

Including such items, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components as of August 1, 2011 are as follows:

	Fiscal Years
	(Amounts in thousands)
	2012	2013	2014	2015	2016	Thereafter	Total

Maturities of the credit facilities	$10,000	$10,000	$10,000	$10,000	$10,000	$72,000	$122,000
Expected interest payments under the credit facilities (2)	3,409	3,115	2,821	2,527	2,233	5	14,110
Minimum commitments under noncancelable operating leases	3,500	2,680	2,268	1,691	1,126	5,125	16,390
Minimum commitments under noncancelable capital leases	10	—	—	—	—	—	10
Deferred compensation and other	248	36	30	31	31	91	467
Acquisitions payable	2,325	1,350	4,350	—	—	—	8,025
Executive severance agreements	3,263	700	300	—	—	—	4,263
Total contractual obligations	$22,755	$17,881	$19,769	$14,249	$13,390	$77,221	$165,265

(2)                                  The expected interest payments under the credit facilities reflect an interest rate of 2.90%, which was our weighted average interest rate on outstanding borrowings at August 1, 2011.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Six of the more significant leases that contain escalation clauses are two building leases for our Water Purification and Filtration business, two building leases for our Healthcare Disposables business and two building leases for our Specialty Packaging business. The two Water Purification and Filtration building leases are for the United States headquarters in suburban Philadelphia, Pennsylvania and the Canadian headquarters in suburban Toronto, Ontario. The lease for the Philadelphia building provides for monthly base rent of approximately $16,200 during fiscal 2012 and escalates annually to approximately $20,100 in fiscal 2025 when it expires. The Toronto building lease provides for monthly base rent of approximately $17,100 in fiscal 2012 and escalates to approximately $17,300 in fiscal 2015 when it expires. Both the Philadelphia and Toronto building leases are guaranteed by Cantel. The Healthcare Disposables segment has two significant building leases with escalation clauses that are used for manufacturing and warehousing. One building in Sharon, Pennsylvania provides for monthly base rent of approximately $18,300 during fiscal 2012 and escalates annually to approximately $20,800 in fiscal 2024 when it expires. The second building lease in Santa Fe Springs, California provides for monthly base rent of approximately $18,200 in fiscal 2012, escalating annually thereafter to approximately $19,300 in fiscal 2015 when it expires. Additionally, our Specialty Packaging segment has two significant building leases with escalation clauses that are used for manufacturing and warehousing. One building lease in Edmonton, Alberta provides for monthly base rent of approximately $8,700 escalating to approximately $9,700 for fiscals 2016 through 2021 when it expires. The second building lease in Glen Burnie, Maryland provided for monthly base rent of $6,400 during fiscal 2011 and escalates to approximately $6,600 through fiscal 2013 when it expires.

Rent expense related to operating leases for fiscal 2011was recorded on a straight-line basis and aggregated $3,924,000, compared with $3,875,000 and $3,679,000 for fiscals 2010 and 2009, respectively.

Deferred compensation

Included in other long-term liabilities are deferred compensation arrangements for certain former Minntech directors and officers.

Acquisitions payable

In connection with the Gambro Water acquisition, as more fully described in Note 3 to the Consolidated Financial Statements, a portion of the purchase price amounting to $3,100,000 is payable in six equal quarterly payments beginning January 2011 and ending April 2012. As of July 31, 2011, $1,550,000 of the $3,100,000 remains payable. In addition, we have estimated $775,000 as the fair value of contingent consideration relating to the ConFirm Acquisition, as further described in Notes 3 and 6 to the Consolidated Financial Statements, which will be payable after the one year period ending January 31, 2012 assuming the achievement of a contractually specified sales level for such period.

On August 1, 2011, we have estimated $2,700,000 as the fair value of contingent consideration relating to the acquisition of the Byrne Medical Business payable over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. In addition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, as part of the acquisition accounting for the Byrne Medical Business, we recorded $3,000,000 as the estimated fair value of this potential payable at July 31, 2014, as more fully described in Note 3 to the Consolidated Financial Statements.

Executive severance agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, that defined certain compensation arrangements relating to various employment termination scenarios. In conjunction with the acquisition of the Byrne Medical Business on August 1, 2011, we entered into a three-year employment agreement with an executive officer of the business.

12.          Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2011	2010	2009

Cost of sales	$126,000	$130,000	$70,000
Operating expenses:
Selling	391,000	410,000	216,000
General and administrative	2,805,000	2,560,000	2,884,000
Research and development	28,000	30,000	17,000
Total operating expenses	3,224,000	3,000,000	3,117,000
Stock-based compensation before income taxes	3,350,000	3,130,000	3,187,000
Income tax benefits	(1,215,000)	(1,137,000)	(1,226,000)
Total stock-based compensation expense, net of tax	$2,135,000	$1,993,000	$1,961,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.12	$0.12	$0.12

Diluted	$0.12	$0.12	$0.12

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

At July 31, 2011, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $3,944,000 with a remaining weighted average period of 17 months over which such expense is expected to be recognized. However, on October 3, 2011, the company granted 212,790 restricted shares to 113 of its employees, including its executive officers, at a fair value of $20.32 per share. The granting of these shares will result in additional stock-based compensation expense of $4,324,000 that will be recorded evenly over the three year vesting period ending October 2, 2014.

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

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2008	207,165	$12.81
Granted	101,000	14.59
Vested	(81,837)	13.42
Nonvested stock awards at July 31, 2009	226,328	13.38
Granted	47,825	15.97
Vested	(115,501)	13.76
Nonvested stock awards at July 31, 2010	158,652	13.89
Granted	177,050	19.05
Vested	(93,107)	12.92
Nonvested stock awards at July 31, 2011	242,595	$18.03

There were no option grants during fiscal 2011. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for options granted during fiscals 2010 and 2009:

Weighted-Average
Black-Scholes Option	Year Ended July 31,
Valuation Assumptions	2010		2009

Dividend yield (1)	0.	06%	0.	00%
Expected volatility (2)	0.	452	0.	428
Risk-free interest rate (3)	1.	96%	1.	74%
Expected lives (in years) (4)	3.	68	4.	06

(1) We declared our first dividend in January 2010. Since we did not issue dividends prior to that date, the dividend yield was zero for options granted prior to January 2010.

(2) Volatility was based on historical closing prices of our Common Stock.

(3) The U.S. Treasury rate based on the expected life at the date of grant.

(4) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain options granted to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. In fiscals 2010 and 2009, the weighted average fair value of all options granted was $5.71 and $5.12, respectively. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $4,104,000, $1,672,000 and $1,241,000 in fiscals 2011, 2010 and 2009, respectively. The aggregate fair value of all options vested was approximately $1,651,000, $1,069,000 and $1,036,000 in fiscals 2011, 2010 and 2009, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2008	1,754,417	$14.94
Granted	106,250	14.33
Canceled	(45,200)	17.16
Exercised	(263,292)	6.83
Expired	(46,453)	12.54
Outstanding at July 31, 2009	1,505,722	16.32
Granted	459,250	16.02
Canceled	(31,833)	17.35
Exercised	(340,876)	14.76
Expired	(164,400)	21.72
Outstanding at July 31, 2010	1,427,863	15.95
Exercised	(708,405)	17.03
Expired	(33,250)	21.28
Outstanding at July 31, 2011	686,208	$14.55

Exercisable at July 31, 2009	1,049,657	$17.86

Exercisable at July 31, 2010	778,864	$16.76

Exercisable at July 31, 2011	381,783	$13.48

The outstanding options at July 31, 2011 had an aggregate intrinsic value of approximately $7,123,000. As of July 31, 2011, 652,854 of the outstanding options had vested or were expected to vest in future periods and had an aggregate intrinsic value of approximately $6,822,000. Such options had a weighted average exercise price of $14.48.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable, with differences between actual tax deductions and the related deferred income tax assets recorded as additional paid-in capital. In fiscals 2011 and 2010, such income tax deductions reduced income taxes payable by $2,047,000 and $1,287,000, respectively.

We classify the cash flows resulting from excess tax benefits as financing cash flows on our Consolidated Statements of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value.

The following table summarizes additional information related to stock options outstanding at July 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at July 31, 2011	(Months)	Price	At July 31, 2011	(Months)	Price

$8.23 - $11.58	155,691	22	$10.33	153,775	22	$10.33
$14.13 - $15.89	467,367	36	$15.56	185,832	32	$15.25
$16.06 - $22.93	63,150	29	$17.54	42,176	23	$17.22
$8.23 - $22.93	686,208	32	$14.55	381,783	27	$13.48

Total Intrinsic Value	$7,121,000			$4,370,000

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

Effective November 1, 2009, quarterly options were no longer granted to non-employee directors and, commencing July 31, 2010, the annual grants of 1,500 options to non-employee directors were changed to grants of 4,500 options that are exercisable in full on the first anniversary of the grant date. Effective August 1, 2010, the annual grants of 4,500 options was changed to annual grants of 1,500 shares of restricted stock, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being a director of the Company through such vesting date.

Restricted stock shares outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being employed by the Company through such vesting date. At July 31, 2011, options to purchase 658,583 shares of Common Stock were outstanding, and 242,595 unvested restricted stock shares were outstanding, under the 2006 Plan. At July 31, 2011, 193,583 shares are available for issuance pursuant to stock options and stock appreciation rights and 285,046 shares are available for issuance pursuant to restricted stock and other stock awards. The 2006 Plan expires on November 13, 2016.

1997 Employee Plan

A total of 3,750,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1997 Employee Stock Option Plan, as amended, which was terminated on January 10, 2007 in conjunction with the adoption of the 2006 Plan.  At July 31, 2011, options to purchase 23,875 shares of Common Stock were outstanding under the 1997 Employee Stock Option Plan. No additional options will be granted under this plan.

1998 Directors’ Plan

A total of 450,000 shares of Common Stock was originally reserved for issuance or available for grant under our 1998 Directors’ Stock Option Plan, as amended, which was terminated on January 10, 2007 in conjunction with the adoption of the 2006 Plan. At July 31, 2011, options to purchase 3,750 shares of Common Stock were outstanding under the 1998 Directors’ Stock Option Plan. No additional options will be granted under this plan.

13.          Accumulated Other Comprehensive Income

The Company’s comprehensive income for fiscals 2011, 2010 and 2009 is set forth in the following table:

	Year Ended July 31,
	2011	2010	2009

Net income	$20,425,000	$19,941,000	$15,569,000
Other comprehensive (loss) income:
Unrealized loss on interest cap, net of tax	—	—	(93,000)
Realized loss on interest cap, net of tax	—	—	93,000
Foreign currency translation, net of tax	1,238,000	(236,000)	(2,010,000)
Comprehensive income	$21,663,000	$19,705,000	$13,559,000

We purchased an interest rate cap agreement at the end of our fiscal 2008, which capped three-month LIBOR on outstanding borrowings under our term loan facility at 4.25%. In July 2009, this interest rate cap agreement was determined to be ineffective since the interest rates on substantially all of our outstanding borrowings under our term loan facility were protected under LIBOR contracts substantially below 4.25%. Accordingly, we reclassified the ineffective portion of the change in fair value of the interest rate cap agreement from an unrealized loss in accumulated other comprehensive income into a recognized loss in interest expense in the Consolidated Statements of Income. The interest rate cap agreement expired in June 2011.

For purposes of translating the balance sheet at July 31, 2011 compared with July 31, 2010, the value of the Canadian dollar and the euro increased by approximately 7.5% and 9.9%, respectively, compared with the value of the United States dollar. The total of these currency movements increased the accumulated translation adjustment, net of tax, by $1,238,000 during fiscal 2011 to $9,283,000 at July 31, 2011, from $8,045,000 at July 31, 2010.

14.          Earnings Per Common Share

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Year Ended July 31,
	2011	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$20,425,000	$19,941,000	$15,569,000
Less income allocated to participating securities	(290,000)	(260,000)	(218,000)
Net income available to common shareholders	$20,135,000	$19,681,000	$15,351,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	16,855,464	16,554,109	16,287,446

Dilutive effect of stock options using the treasury stock method and the average market price for the year	224,332	190,217	57,172

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	17,079,796	16,744,326	16,344,618

Earnings per share attributable to common stock:
Basic earnings per share	$1.19	$1.19	$0.94

Diluted earnings per share	$1.18	$1.18	$0.94

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	33,999	671,901	1,308,140

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Year Ended July 31,
	2011	2010	2009
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	17,079,796	16,744,326	16,344,618

Participating securities	244,257	223,315	231,718

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	17,324,053	16,967,641	16,576,336

15.          Repurchase of Shares

The Company does not currently have a publicly announced stock repurchase program. All of the shares purchased during fiscals 2011 and 2010 represent shares surrendered to the Company to pay employee withholding taxes due upon the vesting of restricted stock or the cashless exercise of stock options that do not qualify as incentive stock options. In fiscals 2011 and 2010, such purchases amounted to 478,308 and 166,144 shares at a total average price per share of $22.58 and $19.98, respectively.

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

Aggregate employer contributions recognized under these plans were $1,904,000, $1,671,000 and $1,745,000 for fiscals 2011, 2010 and 2009, respectively.

17.          Supplemental Cash Flow Information

Interest paid was $711,000, $919,000 and $2,256,000 for fiscals 2011, 2010 and 2009, respectively.

Income tax payments were $9,226,000, $12,712,000 and $10,602,000 for fiscals 2011, 2010 and 2009, respectively.

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

The Company’s segments are as follows:

Endoscopy, which includes medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes and other approved devices. Since August 2011, this segment also offers disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures. Additionally, this segment includes technical maintenance service on its products.

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

Two customers each accounted for approximately 19.5% of our Water Purification and Filtration segment net sales and the two customers combined accounted for approximately 15.5% of our consolidated net sales in fiscal 2011.

Healthcare Disposables, which includes single-use infection prevention and control products used principally in the dental market such as face masks, sterilization pouches, patient towels and bibs, self-sealing sterilization pouches, tray covers, surface barriers including eyewear, aprons and gowns, disinfectants, germicidal wipes, hand care products, gloves, sponges, cotton products, cups, needles and syringes, scalpels and blades, and saliva evacuators and ejectors. Beginning in February 2011 this segment also offers both a mail-in service and in-office spore test kits for healthcare professionals to verify the performance of their sterilizers.

Four customers collectively accounted for approximately 61.6% of our Healthcare Disposables segment net sales and approximately 13.4% of our consolidated net sales in fiscal 2011.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

One customer collectively accounted for approximately 36.2% of our Dialysis segment net sales and approximately 9.9% of our consolidated net sales in fiscal 2011.

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

Certain research and development expenses in the July 31, 2010 financial statements have been reclassified among segments from amounts previously reported to conform to the presentation of the July 31, 2011 financial statements. These reclassifications relate to certain R&D projects in the Endoscopy, Water Purification and Filtration, Dialysis, Therapeutic Filtration and Chemistries operating segments.

Information as to operating segments is summarized below:

	Year Ended July 31,
	2011	2010	2009

Net sales:
Endoscopy	$102,484,000	$65,577,000	$52,333,000
Water Purification and Filtration	93,116,000	74,527,000	68,941,000
Healthcare Disposables	70,202,000	69,729,000	64,085,000
Dialysis	38,055,000	44,667,000	56,414,000
All Other	17,794,000	19,452,000	18,277,000
Total	$321,651,000	$273,952,000	$260,050,000

Operating Income:
Endoscopy	$12,419,000	$7,715,000	$5,927,000
Water Purification and Filtration	7,519,000	7,210,000	6,055,000
Healthcare Disposables	9,572,000	12,104,000	9,489,000
Dialysis	9,750,000	10,487,000	10,679,000
All Other	1,014,000	4,166,000	3,888,000
	40,274,000	41,682,000	36,038,000
General corporate expenses	(8,938,000)	(9,017,000)	(8,587,000)
Interest expense, net	(874,000)	(1,110,000)	(2,495,000)

Income before income taxes	$30,462,000	$31,555,000	$24,956,000

	July 31,
	2011	2010	2009
Identifiable assets:
Endoscopy	$46,735,000	$36,208,000	$33,379,000
Water Purification and Filtration	104,451,000	75,920,000	71,628,000
Healthcare Disposables	104,443,000	97,163,000	100,279,000
Dialysis	27,038,000	28,076,000	29,622,000
All Other	19,460,000	19,602,000	18,582,000
General corporate, including cash and cash equivalents	19,316,000	23,696,000	24,381,000
Total	$321,443,000	$280,665,000	$277,871,000

	Year Ended July 31,
	2011	2010	2009
Capital expenditures:
Endoscopy	$1,133,000	$605,000	$801,000
Water Purification and Filtration	1,901,000	1,909,000	1,257,000
Healthcare Disposables	1,136,000	1,731,000	1,071,000
Dialysis	652,000	930,000	853,000
All Other	997,000	426,000	231,000
General corporate	16,000	4,000	2,000
Total	$5,835,000	$5,605,000	$4,215,000

	Year Ended July 31,
	2011	2010	2009
Depreciation and amortization:
Endoscopy	$1,096,000	$1,106,000	$1,188,000
Water Purification and Filtration	3,407,000	2,587,000	2,336,000
Healthcare Disposables	5,923,000	5,600,000	5,490,000
Dialysis	1,365,000	1,364,000	1,482,000
All Other	626,000	749,000	836,000
General corporate	29,000	32,000	37,000
Total	$12,446,000	$11,438,000	$11,369,000

Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

	Year Ended July 31,
	2011	2010	2009

Net sales:
United States	$270,341,000	$225,725,000	$214,909,000
Canada	15,635,000	13,225,000	10,476,000
Asia/Pacific	14,551,000	13,082,000	11,103,000
Europe/Africa/Middle East	17,608,000	17,772,000	13,366,000
Latin America/South America	3,516,000	4,148,000	10,196,000
Total	$321,651,000	$273,952,000	$260,050,000

	July 31,
	2011	2010	2009
Total long-lived assets:
United States	$33,477,000	$34,779,000	$35,398,000
Canada	1,689,000	1,223,000	1,219,000
Asia/Pacific	905,000	288,000	170,000
Europe	87,000	144,000	137,000
Total	36,158,000	36,434,000	36,924,000
Goodwill and intangible assets	173,961,000	149,500,000	152,037,000
Total	$210,119,000	$185,934,000	$188,961,000

19.          Restructuring Activities

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

In fiscal 2009, we recorded $345,000 in restructuring costs, which decreased both basic and diluted earnings per share by approximately $0.02. Of this amount, $163,000 was recorded in cost of sales and $182,000 was recorded in general and administrative expenses. The restructuring plan was completed by July 31, 2009 and we have not incurred any additional restructuring costs since that date. The majority of the restructuring costs were included in our Endoscopy segment. Since the above costs were recorded in our Netherlands subsidiary, which had been experiencing losses from its operations, tax benefits on the above costs were not recorded.

As part of the restructuring plan, we sold our Netherlands building and land on May 19, 2009 and entered into a lease for 2.5 years with the new owner so we can continue to use the facility as our European sales and service headquarters as well as for warehouse and distribution activity. The sale of the building and land resulted in a gain of $146,000, which is being amortized over the life of the lease and is recorded in deferred revenue and other long-term liabilities. The rent for the full 2.5 year lease of $325,000 was paid from the sale proceeds and recorded in prepaid expenses and other assets. Subsequent to July 31, 2011, we extended the lease to November 2012.

20.          Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended July 31, 2011 and 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Net sales	$71,993,000	$81,021,000	$82,619,000	$86,018,000
Cost of sales	43,801,000	49,629,000	51,317,000	54,121,000
Gross profit	28,192,000	31,392,000	31,302,000	31,897,000
Gross profit percentage	39.2%	38.7%	37.9%	37.1%

Net income	$4,975,000	$5,720,000	$5,048,000	$4,682,000

Earnings per common share:
Basic (1)	$0.29	$0.33	$0.29	$0.27
Diluted	$0.29	$0.33	$0.29	$0.27

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Net sales	$70,995,000	$66,587,000	$66,559,000	$69,811,000
Cost of sales	41,537,000	39,463,000	39,866,000	42,115,000
Gross profit	29,458,000	27,124,000	26,693,000	27,696,000
Gross profit percentage	41.5%	40.7%	40.1%	39.7%

Net income	$6,168,000	$4,876,000	$4,274,000	$4,623,000

Earnings per common share:
Basic (1)	$0.37	$0.29	$0.25	$0.27
Diluted	$0.37	$0.29	$0.25	$0.27

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

22.          Convertible Note Receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note issued by BIOSAFE, Inc. (“BIOSAFE”), in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surfaces. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we invested an additional $300,000 in notes of BIOSAFE in January 2010 bringing the aggregate investment in BIOSAFE notes to $500,000, as obligated under our agreement with BIOSAFE. We are not obligated to invest any additional funds.

The maturity date of the notes, originally June 30, 2011, was extended to December 31, 2011 (“Maturity Date”). The extension was in consideration for (i) an increase in the interest rate of the notes from 8% to 12% per annum (commencing from the effective date of the amendment), (ii) decreasing the Discount Rate (described below) from 70% to 60% and (iii) certain other benefits to the note holders. The entire principal amount and accrued interest are automatically payable in a newly-created series of preferred stock issued upon the closing of BIOSAFE’s next round financing on or before the Maturity Date (“Next Round Financing”) based on a conversion formula.

If the Next Round Financing fails to occur by the Maturity Date, the notes, both principal and interest, will be payable in cash and the automatic conversion will no longer apply. Additionally, during the 30-day period following the Maturity Date, we may elect to convert the principal and all accrued interest into shares of common stock of BIOSAFE at a price per share equal to 60% of the fair market value (the “Discount Rate”). No further interest will accrue if we make such election. As of October 12, 2011, the Next Round Financing has not occurred.

In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest, is included within other assets in our Consolidated Balance Sheets at July 31, 2011 and 2010. At July 31, 2011, we evaluated this investment for potential impairment and determined that no impairment exists at such date since the carrying value of this investment approximates fair value. However, based upon the evidence evaluated, we will need to conduct additional impairment assessments throughout fiscal 2012.

CANTEL MEDICAL CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance
	Beginning				Translation	at End
	of Period	Additions		(Deductions)	Adjustments	of Period

Allowance for doubtful accounts:

Year ended July 31, 2011	$870,000	$342,000		$(128,000)	$12,000	$1,096,000

Year ended July 31, 2010	$1,080,000	$59,000	(1)	$(276,000)	$7,000	$870,000

Year ended July 31, 2009	$1,021,000	$309,000		$(207,000)	$(43,000)	$1,080,000

(1) The significantly lower amount of additions in fiscal 2010, as compared with fiscals 2011 and 2009, was primarily due to the collection of several large delinquent receivables, which had been reserved in past fiscal years.

