Form 10-Q
period 2011-10-31
CANTEL MEDICAL CORP
filed 2011-12-12
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011.

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

Number of shares of Common Stock outstanding as of November 30, 2011: 17,945,453.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$19,646	$18,410
Accounts receivable, net of allowance for doubtful accounts of $1,101 at October 31 and $1,096 at July 31	43,677	46,121
Inventories:
Raw materials	20,493	18,649
Work-in-process	5,629	4,727
Finished goods	19,935	16,688
Total inventories	46,057	40,064
Deferred income taxes	3,688	3,645
Prepaid expenses and other current assets	5,549	3,084
Total current assets	118,617	111,324
Property and equipment, net	44,214	34,459
Intangible assets, net	78,167	39,191
Goodwill	184,545	134,770
Other assets	3,678	1,699
	$429,221	$321,443
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10,000	$—
Accounts payable	11,823	13,218
Compensation payable	6,161	11,758
Accrued expenses	10,123	8,415
Deferred revenue	6,206	6,718
Acquisitions payable	3,322	2,325
Dividends payable	1,258	—
Income taxes payable	3,319	977
Total current liabilities	52,212	43,411

Long-term debt	106,500	24,000
Deferred income taxes	18,355	18,450
Acquisitions payable	3,618	—
Other long-term liabilities	1,279	1,267

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; October 31 - 19,822,855 shares issued and 17,919,657 shares outstanding; July 31 - 19,158,029 shares issued and 17,273,431 shares outstanding	1,982	1,916
Additional paid-in capital	120,001	110,735
Retained earnings	143,687	138,725
Accumulated other comprehensive income	8,375	9,283
Treasury Stock, at cost; October 31 - 1,903,198 shares; July 31 - 1,884,598 shares	(26,788)	(26,344)
Total stockholders’ equity	247,257	234,315
	$429,221	$321,443

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	October 31,
	2011	2010

Net sales	$93,262	$71,993

Cost of sales	55,312	43,801

Gross profit	37,950	28,192

Expenses:
Selling	12,923	9,631
General and administrative	12,102	9,118
Research and development	2,145	1,629
Total operating expenses	27,170	20,378

Income before interest and income taxes	10,780	7,814

Interest expense	1,031	241
Interest income	(30)	(19)

Income before income taxes	9,779	7,592

Income taxes	3,559	2,617

Net income	$6,220	$4,975

Earnings per common share:
Basic	$0.35	$0.29

Diluted	$0.35	$0.29

Dividends per common share	$0.07	$0.06

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2011	2010

Cash flows from operating activities
Net income	$6,220	$4,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,677	1,628
Amortization	2,289	1,319
Stock-based compensation expense	931	765
Amortization of debt issuance costs	95	79
Loss (gain) on disposal of fixed assets	3	(11)
Deferred income taxes	(351)	(538)
Excess tax benefits from stock-based compensation	(218)	(20)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	6,614	(2,177)
Inventories	(1,906)	1,368
Prepaid expenses and other current assets	(2,440)	(882)
Accounts payable and other current liabilities	(8,275)	(5,655)
Income taxes payable	3,057	2,369
Net cash provided by operating activities	7,696	3,220

Cash flows from investing activities
Capital expenditures	(1,290)	(1,192)
Proceeds from disposal of fixed assets	—	29
Acquisition of Gambro Water	(517)	(20,600)
Acquisition of the Byrne Medical Business	(95,900)	—
Other, net	(53)	(98)
Net cash used in investing activities	(97,760)	(21,861)

Cash flows from financing activities
Borrowings under term credit facility, net of debt issuance costs	49,649	—
Borrowings under revolving credit facility, net of debt issuance costs	46,946	20,500
Repayments under term loan facility	(2,500)	(2,500)
Repayments under revolving credit facility	(3,000)	(6,000)
Proceeds from exercises of stock options	390	81
Excess tax benefits from stock-based compensation	218	20
Purchases of treasury stock	(293)	(67)
Net cash provided by financing activities	91,410	12,034

Effect of exchange rate changes on cash and cash equivalents	(110)	(51)

Increase (decrease) in cash and cash equivalents	1,236	(6,658)
Cash and cash equivalents at beginning of period	18,410	22,612
Cash and cash equivalents at end of period	$19,646	$15,954

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                   Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2011 (the “2011 Form 10-K”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet at July 31, 2011 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at each of October 31, 2011 and July 31, 2011; Minntech Corporation (“Minntech”), Crosstex International, Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak, Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech had three foreign subsidiaries at each of October 31, 2011 and July 31, 2011; Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

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

On August 1, 2011 our Minntech subsidiary acquired the business and substantially all of the assets of Byrne Medical, Inc., as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The results of operations for the acquired business (the “Byrne Medical Business”) are included in our results of operations for the three months ended October 31, 2011 and are excluded from the three months ended October 31, 2010. As a result of this acquisition, we expanded our endoscopy product offerings outside of endoscope reprocessing and therefore we have renamed our Endoscope Reprocessing segment to the Endoscopy segment. This change in segment description has no impact upon any reported financial information of this segment.

On February 11, 2011, our Crosstex subsidiary acquired certain net assets of the sterilization monitoring business of ConFirm Monitoring Systems, Inc. (the “ConFirm Monitoring Business” or the “ConFirm Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Its results of operations are included in our results of operations for the three months ended October 31, 2011 and are excluded from the three months ended October 31, 2010. The ConFirm Acquisition is included in our Healthcare Disposables segment.

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (collectively, “Gambro”) certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis (the “Gambro Business” or the “Gambro Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Its results of operations are included in our results of operations for the three months ended October 31, 2011 and the portion of the three months ended October 31, 2010 subsequent to its acquisition date. The Gambro Acquisition is included in our Water Purification and Filtration segment.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

We performed a review of events subsequent to October 31, 2011. Based upon that review, no subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                   Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2011	2010

Cost of sales	$33,000	$38,000
Operating expenses:
Selling	78,000	115,000
General and administrative	813,000	604,000
Research and development	7,000	8,000
Total operating expenses	898,000	727,000
Stock-based compensation before income taxes	931,000	765,000
Income tax benefits	(331,000)	(275,000)
Total stock-based compensation expense, net of tax	$600,000	$490,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.03

Diluted	$0.03	$0.03

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

All of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures.  At October 31, 2011, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $7,605,000 with a remaining weighted average period of 23 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. Such stock awards are deductible for tax purposes (exclusive of stock awards granted to international employees) and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2011	242,595	$18.03
Granted	227,457	20.57
Canceled	(3,333)	17.90
Vested	(64,597)	17.68
Nonvested stock awards at October 31, 2011	402,122	$19.52

There were no option grants during the three months ended October 31, 2011 and 2010.  The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $447,000 and $52,000 for the three months ended October 31, 2011 and 2010, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2011	686,208	$14.55
Canceled	(6,666)	15.58
Exercised	(39,579)	13.66
Outstanding at October 31, 2011	639,963	$14.60

Exercisable at July 31, 2011	381,783	$13.48

Exercisable at October 31, 2011	474,296	$14.12

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our Common Stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable, with differences between actual tax deductions and the related deferred income tax assets recorded as additional paid-in capital. For the three months ended October 31, 2011 and 2010, such income tax deductions reduced income taxes payable by $703,000 and $107,000, respectively.

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

Note 3.                   Acquisitions

Byrne Medical, Inc. Disposable Endoscopy Products Business

On August 1, 2011 our Minntech subsidiary acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), a privately owned, Texas-based company that designs, manufactures and sells an innovative array of disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.  Excluding acquisition-related costs of $1,099,000 (of which $626,000 and $473,000 was recorded in general administrative expenses in the three months ended October 31, 2011 and fiscal 2011, respectively) we paid an aggregate purchase price of $100,000,000 (which price is potentially subject to a net asset value adjustment), comprised of $90,000,000 in cash and $10,000,000 in shares of Cantel common stock that is subject to both a multi-year lock-up and three-year price floor (described below). The stock consideration consisted of 401,123 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($24.93). In addition there is up to a $10,000,000 potential cash contingent consideration payable to BMI over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. A portion of the purchase price (including the stock consideration) was placed in escrow as security for indemnification obligations of BMI and its principal stockholder, Mr. Byrne. In addition, we purchased certain land and buildings utilized by the Byrne Medical Business from Byrne Investments LLC, an affiliate of Mr. Byrne, for $5,900,000.

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase to goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income.  Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $2,700,000 to record our initial estimated fair value of the contingent consideration that would be earned over the two years ending July 31, 2013. At October 31, 2011, we remeasured the fair value of the contingent consideration to be $2,800,000 and recorded the $100,000 change in fair value as an increase to acquisitions payable and general and administrative expenses in the Condensed Consolidated Financial Statements.

Subject to certain conditions and limitations, under the price floor referred to above, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor is a free standing financial instrument that we are required to record as a liability at fair value on the date of acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $3,000,000 to record our initial estimated fair value of the three-year price floor. The fair value of this liability was determined using the Black-Scholes option valuation model. At October 31, 2011, we remeasured the fair value of the price floor to be $2,418,000 and recorded the $582,000 change in fair value as a decrease to both acquisitions payable and general and administrative expenses in the Condensed Consolidated Financial Statements.

Additionally, the $10,000,000 stock portion of the purchase price was measured at fair value, which was determined using put option valuation models, to account for the discount for the multi-year lock up feature that prohibits the sellers of the Byrne Medical Business from trading the 401,123 shares of Cantel common stock during the three or four year lock-up period, which period is dependent upon whether BMI’s principal stockholder is employed by us on August 1, 2014. As a result of our valuation, the fair value of the 401,123 shares was determined to be $7,640,000, of which $7,310,000 was considered purchase price and $330,000 was determined to be compensation expense that will be expensed on a straight-line basis over the minimum lock up period of three years. The determinations of fair value using option-pricing models are affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our Common Stock over the expected life of the instrument and the expected dividend yield.

Since we will be continually remeasuring both the contingent consideration liability and the three-year price floor liability at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we will potentially have significant earnings volatility in our future results of operations until the completion of both the two year period relating to the contingent consideration and three year period relating to the price floor.

The components of the purchase price recorded on August 1, 2011, as explained above, consist of the following:

Cash (including purchase of buildings)	$95,900,000
Fair value of the Cantel common stock with the mult-year lock-up	7,310,000
Total consideration paid at August 1, 2011	103,210,000
Price floor	3,000,000
Contingent consideration	2,700,000
Total purchase price recorded at August 1, 2011	$108,910,000

In connection with the acquisition, we acquired certain tangible assets including accounts receivable, inventories and equipment and assumed certain liabilities of BMI including trade payables, sales commissions payable and ordinary course business liabilities.

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 with our senior lenders to fund the cash consideration paid in and the costs associated with the acquisition, as well as to refinance our existing working capital credit facilities, as more fully described in Note 10 to the Condensed Consolidated Financial Statements.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets:
Accounts receivable	$4,303,000
Inventory	4,200,000
Other assets	588,000
Property, plant and equipment	10,233,000
Amortizable intangible assets (lives are a preliminary estimate):
Customer relationships (15-year life)	25,300,000
Trade name (10-year life)	2,200,000
Technology (8-year life)	11,900,000
Non-compete agreement (14 year-weighted-average life)	2,000,000
Other assets	105,000
Current liabilities	(2,277,000)
Other liabilities	(85,000)
Net assets acquired	$58,467,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $50,443,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes over fifteen years, has been included in our Endoscopy segment.

For the twelve months ended December 31, 2010, BMI’s latest audited fiscal year, BMI generated revenues and gross profit of $34,293,000 and $21,991,000, respectively.

Since the acquisition was completed on the first day of fiscal 2012, the results of operations of the Byrne Medical Business are included in our results of operations for the three months ended October 31, 2011 and are excluded from the three months ended October 31, 2010.  As a result of the acquisition, we changed the name of our reporting segment previously known as Endoscope Reprocessing to Endoscopy. The operations of the Byrne Medical Business are fully included within our Endoscopy segment.

For the three months ended October 31, 2011, the Byrne Medical Business added the following to the Endoscopy segment in our Condensed Consolidated Financial Statements:

Three Months Ended
October 31, 2011

Net sales	$11,492,000

Operating income	$2,042,000

Identifiable assets (including $10,560,000 of long-lived assets)	$112,803,000

Capital expenditures	$277,000

Depreciation and amortization	$1,204,000

Excluding non-recurring charges directly related to the acquisition, the Byrne Medical Business added $3,079,000 to the segment operating income for the three months ended October 31, 2011. Such non-recurring charges include (i) acquisition-related charges of approximately $626,000 which were recorded in general administrative expenses in the three months ended October 31, 2011 and (ii) a net fair value change of $411,000 to the acquisition date inventory, contingent consideration liability and three year price floor liability as further described above. Additionally, the segment operating income for the three months ended October 31, 2011 excludes debt issuance costs relating to the Second Amended and Restated Credit Agreement of approximately $1,405,000, which is being amortized to interest expense over the life of the credit facilities, and interest expense relating to the borrowings under our credit facilities to fund a significant portion of the purchase price.

The principal reasons for the acquisition of the Byrne Medical Business were as follows: (i) the complementary nature of its infection prevention and control business which further expands our business into hospital and outpatient center-based GI endoscopy; (ii) the addition of a market leading, high margin business in a familiar segment in infection prevention and control; (iii) the increase in the percentage of our net sales derived from recurring consumables; (iv) the expectation that the acquisition increases overall corporate gross margin percentage and will be accretive to our future earnings per share; (v) the belief that the endoscopy market will convert from re-using to disposing of certain components in GI endoscopy; and (vi) the opportunity for us to further expand our business into the design, manufacture and distribution of proprietary products. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

Selected unaudited supplemental pro forma consolidated statements of income data for the three months ended October 31, 2011 and 2010 assuming that the Byrne Medical Business was included in our results of operations as of August 1, 2010 (the beginning of our fiscal 2011) are as follows:

	Three Months Ended
	October 31,
	2011	2010

Net sales	$93,262,000	$80,817,000
Net income	$7,276,000	$4,746,000
Earnings per share:
Basic	$0.41	$0.27
Diluted	$0.41	$0.27
Weighted average common shares:
Basic	17,747,000	17,287,000
Diluted	17,933,000	17,394,000

Supplemental pro forma data for the three months ended October 31, 2011 was adjusted to exclude acquisition-related costs of $626,000 and a fair value adjustment charge of $893,000 related to the step-up in the fair value of inventories. The three months ended October 31, 2010 supplemental pro forma data was adjusted to include these amounts. In addition, in order to affect the unaudited pro forma consolidated statement of income data for the three months ended October 31, 2010, the operating results of Cantel for the three months ended October 31, 2010 were consolidated with the operating results of the Byrne Medical Business for the third quarter of its fiscal year ended December 31, 2010 and were further adjusted to include (i) amortization of intangible assets and depreciation and amortization of property and equipment based upon the preliminary appraised fair values and useful lives of such assets, (ii) interest expense including interest on the senior bank debt at an effective interest rate of 2.98% per annum and amortization of new debt issuance costs over the life of the credit facilities, (iii) the elimination of certain expenses unrelated to the acquired assets of the Byrne Medical Business; (iv) the elimination of incentive compensation for the former primary owner in excess of incentive compensation consistent with the terms of his new employment contract; (v) a decrease of $40,000 to general and administrative expense relating to a net change in fair value of the contingent consideration and the three-year price floor solely to reflect the passage of time (the three months ended October 31, 2011 includes a decrease to general and administrative expenses to reflect the actual net fair value adjustment of $482,000 relating to such items as further described above) and (vi) income tax expense calculated using our fiscal 2011 consolidated U.S. effective tax rate. All other operating results reflect actual performance.

This pro forma information is provided for illustrative purposes only, and does not necessarily indicate what the operating results of the combined company might have been had the acquisition actually occurred at the beginning of fiscal 2011, nor does it necessarily indicate the combined company’s future operating results.

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

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income.  Accordingly, on February 11, 2011 we increased acquisitions payable and goodwill by $656,000 to record our initial estimated fair value of the contingent consideration that would be earned by January 31, 2012. At July 31, 2011, we increased acquisitions payable to $775,000 by recording the $119,000 change in the fair value through our Consolidated Statements of Income for the year ended July 31, 2011. At October 31, 2011, the fair value of this contingent consideration liability decreased to $689,000. The $86,000 change in fair value was recorded as a decrease to acquisitions payable and general and administrative expenses in the Condensed Consolidated Financial Statements at October 31, 2011. This change in estimated fair value was driven by changes in the assumptions pertaining to the achievement of the specified sales levels, partially offset by the accretion of the liability for the time value of money.

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

The results of operations for the ConFirm Acquisition are included in our results of operations for the three months ended October 31, 2011 and is excluded from our results of operations for the three months ended October 31, 2010. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Gambro Business

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis. Immediately following the acquisition, we commenced sales and service of all Gambro water products, components, parts and consumables solely intended for the United States and Puerto Rico markets. The manufacturing of these products has been transitioned into our own manufacturing facility in Plymouth, Minnesota. The Gambro Acquisition expands our Water Purification and Filtration’s annual business in terms of sales, particularly with respect to product and service sales volumes in both existing and new dialysis clinics across the United States and Puerto Rico by 19% (approximately 75% of Gambro Acquisition revenues are from one customer). Total consideration for the transaction, excluding acquisition-related costs of approximately $240,000, was approximately $23,700,000, of which $3,100,000 is being paid in six equal quarterly payments ending April 2012. As of October 31, 2011, $2,066,000 of the $3,100,000 has been paid. The Gambro Acquisition is included in our Water Purification and Filtration operating segment.

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

The results of operations of the Gambro Business are included in our results of operations for the three months ended October 31, 2011 and the portion of the three months ended October 31, 2010 subsequent to its acquisition date. Pro forma consolidated statement of income data has not been presented due to the unavailability of pre-acquisition financial statements of the Gambro Business, since the Gambro Business did not maintain separate financial statements related to these purchased assets.

Note 4.                   Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 will not have any impact upon our financial position and results of operations.

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

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force,” (“ASU 2010-29”), which addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for material business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) had occurred at the beginning of the comparable prior annual reporting period only. Additional amendments expand supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for fiscal years beginning after December 15, 2010 and is applied prospectively to business combinations completed after that date. Accordingly, we adopted ASU 2010-29 on August 1, 2011 and applied the provisions of this ASU to the Byrne Medical Business acquisition, as further described in Note 3 to the Condensed Consolidated Financial Statements. The adoption of this updated disclosure guidance did not have any impact upon our financial position and results of operations.

Note 5.                   Other Comprehensive Income

The Company’s comprehensive income for the three months ended October 31, 2011 and 2010 is set forth in the following table:

	Three Months Ended
	October 31,
	2011	2010

Net income	$6,220,000	$4,975,000
Other comprehensive (loss) income:
Foreign currency translation	(908,000)	58,000
Comprehensive income	$5,312,000	$5,033,000

Note 6.                   Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of October 31, 2011, all of our derivatives were designated as hedges.

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

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were two foreign currency forward contracts with an aggregate value of $2,592,000 at October 31, 2011, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on November 30, 2011. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three months ended October 31, 2011 and 2010, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies and resulted in a net currency conversion loss, net of tax, of $5,000 and $49,000, respectively, on the items hedged. Gains and losses related to the hedging contracts to buy Canadian dollars, euros and British pounds forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

Note 7.                   Fair Value Measurements

Fair Value Hierarchy

We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”), for our financial assets and liabilities that are remeasured and reported at fair value each reporting period and our nonfinancial assets and liabilities that are remeasured and reported at fair value on a non-recurring basis. We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three level fair value hierarchy to prioritize the inputs used in valuations, as defined below:

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of October 31, 2011 and July 31, 2011, our financial assets that are remeasured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

In addition, we have a contingent consideration liability recorded within acquisitions payable relating to the ConFirm Acquisition, as further described in Note 3 to the Condensed Consolidated Financial Statements. The fair value of this liability was based on future sales projections of the ConFirm Monitoring Business under various potential scenarios for the one year period ending January 31, 2012 and weighting the probability of these outcomes.  At the date of the acquisition, these cash flow projections were discounted using a rate of 7%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This analysis resulted in an initial contingent consideration liability of $656,000, which was subsequently adjusted to $775,000 at July 31, 2011 by recording the change in the fair value through our results of operations during the fourth quarter of our fiscal 2011. At October 31, 2011, the fair value of this contingent consideration liability decreased to $689,000. The $86,000 change in fair value was recorded as a decrease to acquisitions payable and general and administrative expenses in the Condensed Consolidated Financial Statements at October 31, 2011. This recent decrease in estimated fair value was driven by changes in the assumptions pertaining to the achievement of the specified sales levels, partially offset by the accretion of the liability for the time value of money. This fair value measurement was based on significant inputs not observed in the market and thus represented a Level 3 measurement.

On August 1, 2011 (the first day of our fiscal 2012), we recorded a $2,700,000 liability for the estimated fair value of contingent consideration and a $3,000,000 liability for the estimated fair value of the three year price floor relating to the acquisition of the Byrne Medical Business, as further described in Note 3 to the Condensed Consolidated Financial Statements. These fair value measurements were based on significant inputs not observed in the market and thus represent Level 3 measurements. The fair value of the contingent consideration liability was based on future gross profit projections of the Byrne Medical Business under various potential scenarios for the two year period ending July 31, 2013 and weighting the probability of these outcomes.  At the date of the acquisition, these cash flow projections were discounted using a rate of 14%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. The fair value of the three year price floor liability was determined using the

Black-Scholes option valuation model, which is affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but are not limited to, the expected stock price volatility of our Common Stock over the expected life of the instrument and the expected dividend yield. These two liabilities will be adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuations.  Accordingly, at October 31, 2011 we remeasured the fair value of the contingent consideration and the price floor to be $2,800,000 and $2,418,000, respectively. The $100,000 increase to the contingent consideration liability was due to the accretion of the liability for the time value of money and was recorded as an increase to acquisition payable and general and administrative expenses in the Condensed Consolidated Financial Statements at October 31, 2011. The $582,000 decrease to the fair value of the price floor (as determined by the Black-Scholes option valuation model) was recorded as a decrease to acquisitions payable and general and administrative expenses in the Condensed Consolidated Financial Statements at October 31, 2011 and was primarily due to the impact of our stock price being higher than at the time of the acquisition, the life of the price floor being less than three years and changes in the expected stock price volatility.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	October 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equilavents:
Bank deposits and certificates of deposit	$15,730,000	$—	$—	$15,730,000
Money markets	3,916,000	—	—	3,916,000
Total assets	$19,646,000	$—	$—	$19,646,000

Liabilities:
Acquisitions payable:
Contingent consideration	$—	$—	$3,489,000	$3,489,000
Price floor	—	—	2,418,000	2,418,000
Total liabilities (1)	$—	$—	$5,907,000	$5,907,000

	July 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equilavents:
Bank deposits and certificates of deposit	$14,494,000	$—	$—	$14,494,000
Money markets	3,916,000	—	—	3,916,000
Total assets	$18,410,000	$—	$—	$18,410,000

Liabilities:
Acquisitions payable:
Contingent consideration	$—	$—	$775,000	$775,000
Total liabilities (1)	$—	$—	$775,000	$775,000

(1) At October 31, 2011 and July 31, 2011, the fair values of the Company’s financial instruments measured on a recurring basis of $5,907,000 and $775,000, respectively, combined with the remaining payables for the acquisition of the Gambro Business of $1,033,000 and $1,550,000, respectively, equal the combined total of the current and long-term portions of acquisitions payable in the Condensed Consolidated Balance Sheets.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 31, 2011 is as follows:

	Three Months Ended October 31, 2011
	ConFirm	Byrne	Byrne
	Contingent	Contingent	Price
	Consideration	Consideration	Floor	Total
Beginning balance	$775,000	$—	$—	$775,000
Total net unrealized (gains)/losses included in earnings	(86,000)	100,000	(582,000)	(568,000)
Total net unrealized (gains)/losses included in other comprehensive income	—	—	—	—
Transfers into level 3 (gross)	—	—	—	—
Transfers out of level 3 (gross)	—	—	—	—
Net purchases, issuances, sales and settlements	—	2,700,000	3,000,000	5,700,000
Ending balance	$689,000	$2,800,000	$2,418,000	$5,907,000

There were no such recurring measurements using significant unobservable inputs for the three months ended October 31, 2010.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property and equipment and convertible notes receivable, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows is sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, our intangibles, goodwill and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On October 31, 2011, management concluded that no events or changes in circumstances have occurred during the three months ended October 31, 2011 that would indicate that the carrying amount of our intangible assets, goodwill and long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of October 31, 2011 and July 31, 2011, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of October 31, 2011 and July 31, 2011, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

Note 8.                   Intangible Assets and Goodwill

Our intangible assets with definite lives consist of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years. Amortization expense related to definite life intangible assets was $2,289,000 and $1,319,000 for the three months ended October 31, 2011and 2010, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	October 31, 2011
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$60,273,000	$(16,541,000)	$43,732,000
Technology	20,902,000	(5,886,000)	15,016,000
Brand names	11,946,000	(5,848,000)	6,098,000
Non-compete agreements	3,181,000	(199,000)	2,982,000
Patents and other registrations	1,312,000	(412,000)	900,000
	97,614,000	(28,886,000)	68,728,000
Trademarks and trade names	9,439,000	—	9,439,000
Total intangible assets	$107,053,000	$(28,886,000)	$78,167,000

	July 31, 2011
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$35,203,000	$(15,468,000)	$19,735,000
Technology	9,849,000	(6,114,000)	3,735,000
Brand names	9,745,000	(5,539,000)	4,206,000
Non-compete agreements	2,981,000	(1,919,000)	1,062,000
Patents and other registrations	1,301,000	(389,000)	912,000
	59,079,000	(29,429,000)	29,650,000
Trademarks and trade names	9,541,000	—	9,541,000
Total intangible assets	$68,620,000	$(29,429,000)	$39,191,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2012 and the next five years is as follows:

Nine month period ending July 31, 2012	$6,837,000
Fiscal 2013	9,052,000
Fiscal 2014	8,755,000
Fiscal 2015	8,577,000
Fiscal 2016	5,409,000
Fiscal 2017	4,950,000

Goodwill changed during fiscal 2011 and the three months ended October 31, 2011 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	All Other	Goodwill

Balance, July 31, 2010	$9,648,000	$39,847,000	$50,630,000	$8,133,000	$8,525,000	$116,783,000
Acquisitions	—	11,809,000	5,234,000	—	—	17,043,000
Foreign currency translation	—	418,000	—	—	526,000	944,000
Balance, July 31, 2011	9,648,000	52,074,000	55,864,000	8,133,000	9,051,000	134,770,000
Acquisition	50,443,000	—	—	—	—	50,443,000
Foreign currency translation	—	(296,000)	—	—	(372,000)	(668,000)
Balance, October 31, 2011	$60,091,000	$51,778,000	$55,864,000	$8,133,000	$8,679,000	$184,545,000

On July 31, 2011, we performed impairment studies of the Company’s goodwill and trademarks and trade names and concluded that such assets were not impaired.

Note 9.                   Warranties

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended
	October 31,
	2011	2010

Beginning balance	$2,083,000	$1,181,000
Acquisitions	—	10,000
Provisions	953,000	611,000
Charges	(867,000)	(515,000)
Foreign currency translation	(2,000)	—
Ending balance	$2,167,000	$1,287,000

The warranty provisions and charges for the three months ended October 31, 2011 and 2010 relate principally to the Company’s endoscopy and water purification products. The increase in the provisions and charges is primarily a function of the significant increase in sales volume of our Endoscopy capital equipment for the three months ended October 31, 2011, compared with the three months ended October 31, 2010, including certain warranty issues on new endoscopy products. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 10.                 Financing Arrangements

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $1,318,000 at October 31, 2011.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”). At October 31, 2011, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.27% to 0.90%. The margins applicable to our outstanding borrowings were 1.25% above the lender’s base rate or 2.25% above LIBOR. Most of our outstanding borrowings were under LIBOR contracts at October 31, 2011. The New U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.40% at October 31, 2011.

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

On October 31, 2011, we had $116,500,000 of outstanding borrowings under the New U.S. Credit Agreement, which consisted of $47,500,000 and $69,000,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $31,000,000 was available to be borrowed under our Revolving Credit Facility.  In November, we repaid an additional $1,000,000 under the Revolving Credit Facility decreasing our total outstanding borrowings to $115,500,000 at November 30, 2011.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended
	October 31,
	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$6,220,000	$4,975,000
Less income allocated to participating securities	(112,000)	(57,000)
Net income available to common stockholders	$6,108,000	$4,918,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	17,442,389	16,712,353

Dilutive effect of stock options using the treasury stock method and the average market price for the period	185,820	107,553

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	17,628,209	16,819,906

Earnings per share attributable to common stock:
Basic earnings per share	$0.35	$0.29

Diluted earnings per share	$0.35	$0.29

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	906,251

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended
	October 31,
	2011	2010
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	17,628,209	16,819,906

Participating securities	304,391	173,218

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	17,932,600	16,993,124

Note 12.                 Income Taxes

The consolidated effective tax rate was 36.4% and 34.5% for the three months ended October 31, 2011 and 2010, respectively. The increase in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.6% and 36.7% for the three months ended October 31, 2011 and 2010, respectively. Approximately 98% of our income before income taxes was generated from our United States operations compared with approximately 85% of our income before income taxes in the prior year period.

Approximately 2% of our income before income taxes was generated from our Canadian operations for the three months ended October 31, 2011 compared with approximately 9% of our income before income taxes in the prior year period. Our Canadian operations had an overall effective tax rate of 27.1% and 29.0% for the three months ended October 31, 2011 and 2010, respectively. The low overall effective tax rates for both periods were due to the low corporate tax structure in Canada.

For the three months ended October 31, 2011, our operations in Singapore, a country with a low corporate tax structure, generated a small loss compared with a profit that was approximately 3.4% of our income before income taxes for the three months ended October 31, 2010. The overall effective tax rate for our Singapore operation was 16.4% for the three months ended October 31, 2010.

Our subsidiary in Japan generated a small profit for the three months ended October 31, 2011 compared with a profit that was approximately 1.9% of our income before income taxes for the three months ended October 31, 2010. Due to the existence of net operating loss carryforwards, we recorded no income taxes for the three months ended October 31, 2011 and 2010, which had a more favorable impact on our consolidated effective tax rate in the prior year due to the larger profit generated by our Japan subsidiary for the three months ended October 31, 2010.

The results of operations for our Netherlands subsidiary did not have a significant impact on our overall effective tax rate for the three months ended October 31, 2011 and 2010 due to the size of income before income taxes generated from this operation.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2010	$208,000
Increase for current period tax position	124,000
Lapse of statute of limitations	(141,000)
Unrecognized tax benefits on July 31, 2011	191,000
Activity during the three months ended October 31, 2011	—
Unrecognized tax benefits on October 31, 2011	$191,000

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

Note 13.                 Commitments and Contingencies

Long-term contractual obligations

As of October 31, 2011, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$7,500	$10,000	$10,000	$10,000	$10,000	$69,000	$116,500
Expected interest payments under the credit facilities (1)	2,531	3,115	2,818	2,521	2,224	6	13,215
Minimum commitments under noncancelable operating leases	2,565	2,710	2,293	1,721	1,161	5,107	15,557
Deferred compensation and other	334	223	219	31	31	91	929
Acquisitions payable	1,722	1,600	3,618	—	—	—	6,940
Employment agreements	2,479	1,409	300	—	—	—	4,188
Total contractual obligations	$17,131	$19,057	$19,248	$14,273	$13,416	$74,204	$157,329

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.97% and 2.99%, respectively, which were our weighted average interest rates on outstanding borrowings at October 31, 2011.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation and other

Deferred compensation and other includes deferred compensation arrangements for certain former Minntech directors and officers, which is recorded in other long-term liabilities, and certain minimum inventory purchase commitments.

Acquisitions payable

In connection with the acquisition of the Gambro Business, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, a portion of the purchase price amounting to $3,100,000 is payable in six equal quarterly payments beginning January 2011 and ending April 2012. As of October 31, 2011, $1,033,000 of the $3,100,000 remains payable. In addition, we have estimated $689,000 as the fair value of contingent consideration relating to the acquisition of ConFirm, as further described in Notes 3 and 7 to the Condensed Consolidated Financial Statements, which will be payable after the one year period ending January 31, 2012 assuming the achievement of a contractually specified sales level for such period.

In connection with the acquisition of the Byrne Medical Business, we estimated $2,800,000 at October 31, 2011 as the fair value of contingent consideration payable over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. In addition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at October 31, 2011, we have estimated $2,418,000 as the fair value of this payable at July 31, 2014, as more fully described in Notes 3 and 7 to the Condensed

Consolidated Financial Statements.

Executive severance agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, that defined certain compensation arrangements relating to various employment termination scenarios. In conjunction with the acquisition of the Byrne Medical Business on August 1, 2011, we entered into a three-year employment agreement with an executive officer of the acquired business.

Note 14.                 Operating Segments

We are a leading provider of infection prevention and control products and services in the healthcare market. Our products include water purification equipment, sterilants, disinfectants and cleaners, specialized medical device reprocessing systems for endoscopy and renal dialysis, disposable infection control products primarily for dental and GI endoscopy markets, diaylsate concentrates and other dialysis supplies, hollow fiber membrane filtration and separation products for medical and non-medical applications, and specialty packaging for the transport and temperature regulation of infectious and biological specimens.

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

Two customers collectively accounted for approximately 41% of our Water Purification and Filtration segment net sales and approximately 15% of our consolidated net sales during the three months ended October 31, 2011.

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

Four customers collectively accounted for approximately 60% of our Healthcare Disposables segment net sales and approximately 12% of our consolidated net sales during the three months ended October 31, 2011.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

One customer accounted for approximately 36% of our Dialysis segment net sales and approximately 9% of our consolidated net sales during the three months ended October 31, 2011.

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

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2011 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended
	October 31,
	2011	2010

Net sales:
Endoscopy	$36,052,000	$19,700,000
Water Purification and Filtration	24,965,000	20,606,000
Healthcare Disposables	19,406,000	17,321,000
Dialysis	9,167,000	9,820,000
All Other	3,672,000	4,546,000
Total	$93,262,000	$71,993,000

Operating income:
Endoscopy	$5,777,000	$2,035,000
Water Purification and Filtration	2,683,000	1,712,000
Healthcare Disposables	2,996,000	2,870,000
Dialysis	2,203,000	2,573,000
All Other	(311,000)	580,000
	13,348,000	9,770,000
General corporate expenses	(2,568,000)	(1,956,000)
Interest expense, net	(1,001,000)	(222,000)

Income before income taxes	$9,779,000	$7,592,000

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

If the Next Round Financing fails to occur by the Maturity Date, the notes, both principal and interest, will be payable in cash and the automatic conversion will no longer apply. Additionally, during the 30-day period following the Maturity Date, we may elect to convert the principal and all accrued interest into shares of common stock of BIOSAFE at a price per share equal to 60% of the fair market value (the “Discount Rate”). No further interest will accrue if we make such election. As of November 30, 2011, the Next Round Financing has not occurred.

In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest, is included within other assets in our Condensed Consolidated Balance Sheets at October 31, 2011 and July 31, 2011. At October 31, 2011, we evaluated this investment for potential impairment and determined that no impairment exists at such date since the carrying value of this investment approximates fair value.

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

Results of Operations provides a discussion of the consolidated results of operations for the three months ended October 31, 2011 compared with the three months ended October 31, 2010.

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

Overview

Cantel is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes. Beginning in August 2011, this segment also offers disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•                  Healthcare Disposables: Single-use, infection prevention and control products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups, and disinfectants. Beginning February 2011 this segment also offers both a mail-in service and in-office spore test kits for healthcare professionals to verify the performance of their sterilizers.

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

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2011 (the “2011 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)                                Net sales and net income increased by 29.5% and 25.0%, respectively, for the three months ended October 31, 2011 compared with the three months ended October 31, 2010 to record levels for a three month period. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 70% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    increased sales and net income, inclusive of acquisition related costs and higher interest expense, as a result of our acquisition of the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), which is included in our Endoscopy segment, as more fully described in Note 3 to the Condensed Consolidated Financial Statements,

•                                    significant increases in sales volume of endoscope reprocessing products and services as a result of the increased field population of equipment, our investments in new product offerings, enhanced sales and marketing programs and regulatory issues experienced by a major competitor and

•                                    improved sales and profitability in our Water Purification and Filtration segment primarily relating to increased sales of our capital equipment and service in the dialysis industry and the impact of our acquisition of the United States water purification business of Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (the “Gambro Business” or the “Gambro Acquisition”) on October 6, 2010, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

The above factors were partially offset by:

•                                    decreases in net sales and profitability in our Therapeutic Filtration and Dialysis operating segments and

•                                    increased investment in sales, marketing and research and development activities.

(ii)                     We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted by the continued loss of some lower margin dialysate concentrate business as a result of the highly competitive and price sensitive market for such product, as well as the decrease in demand for our Renatron® reprocessing equipment, sterilants and reprocessing supplies, as more fully described elsewhere in this MD&A. This reduction in dialysis sales has reduced overall profitability in this segment. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. A further decrease in the market for dialysis concentrate and reprocessing products is likely to result in continued loss of net sales and a lower level of profitability in this segment in the future. See “Risk Factors” in our 2011 Form 10-K for a discussion of our Dialysis segment.

(iii)                  On August 1, 2011 our Minntech subsidiary acquired the business and substantially all of the assets of BMI, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Certain components of the acquisition’s purchase price were recorded at fair value and will be continually remeasured at each balance sheet date, which has the potential for creating earnings volatility in the future as further described elsewhere in this MD&A and in Notes 3 and 7 to the Condensed Consolidated Financial Statements.

(iv)                 In conjunction with the acquisition of the business and substantially all of the assets of BMI (the “Byrne Medical Business”) and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 with our senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our working capital credit facilities under an existing credit agreement, as more fully described elsewhere in this MD&A and in Notes 3 and 10 to the Condensed Consolidated Financial Statements.

(v)                    In our prior fiscal year, we acquired the Gambro Business on October 6, 2010 and the sterilization monitoring business of ConFirm Monitoring Systems, Inc. (the “ConFirm Monitoring Business” or the “ConFirm Acquisition”) on February 11, 2011, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(vi)                 On October 21, 2011, we announced an increase in the semiannual cash dividend to $0.07 per share of outstanding common stock, which will be paid on January 31, 2012 to shareholders of record at the close of business on January 17, 2012, as more fully described elsewhere in this MD&A.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the acquisition of the Byrne Medical Business was completed on August 1, 2011, its results of operations are included in our results of operations for the three months ended October 31,

2011 and are excluded from the three months ended October 31, 2010.

Since the acquisition of the ConFirm Monitoring Business was consummated on February 11, 2011, its results of operations are included in our results of operations for the three months ended October 31, 2011 and are excluded from the three months ended October 31, 2010.

Since the Gambro Acquisition was completed on October 6, 2010, its results of operations are included in our results of operations for the three months ended October 31, 2011 and the portion of the three months ended October 31, 2010 subsequent to its acquisition date.

The following discussion should also be read in conjunction with our 2011 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended
	October 31,
	2011		2010
	(Dollar amounts in thousands)
	$	%	$	%

Endoscopy	$36,052	38.7	$19,700	27.4
Water Purification and Filtration	24,965	26.8	20,606	28.6
Healthcare Disposables	19,406	20.8	17,321	24.1
Dialysis	9,167	9.8	9,820	13.6
All Other	3,672	3.9	4,546	6.3
	$93,262	100.0	$71,993	100.0

Net Sales

Net sales increased by $21,269,000, or 29.5%, to $93,262,000 for the three months ended October 31, 2011 from $71,993,000 for the three months ended October 31, 2010.

The increase in net sales for the three months ended October 31, 2011 was principally attributable to increases in sales of endoscopy products and services, water purification and filtration products and services and healthcare disposables products, partially offset by decreases in sales of therapeutic filtration and dialysis products.

Net sales of endoscopy products and services increased by $16,352,000, or 83.0%, for the three months ended October 31, 2011, compared with the three months ended October 31, 2010, primarily due to $11,492,000 of net sales due to the acquisition of the Byrne Medical Business on August 1, 2011 and increases in demand in the United States for (i) our disinfectants, service, consumables and equipment accessories due to the significant increase in the installed base of endoscope reprocessing equipment and (ii) our endoscope reprocessing equipment as a result of our investments in new product offerings and sales and marketing programs. Additionally, demand for our endoscope reprocessing equipment has been elevated during the second half of fiscal 2011 and to a lesser extent the three months ended October 31, 2011 due to regulatory issues experienced by a major competitor. In the last half of fiscal 2012, we expect this elevated level of capital equipment sales to return to a level that existed in prior periods. However, we expect disinfectants, service, consumables and equipment accessories to continue to benefit from the increased installed base of endoscope reprocessing equipment. Partially offsetting these increases were lower selling prices, which adversely impacted net sales for the three months ended October 31, 2011 by approximately $495,000.

Net sales of water purification and filtration products and services increased by $4,359,000, or 21.2%, for the three months ended October 31, 2011, compared with the three months ended October 31, 2010, primarily due to (i) incremental net sales attributable to the prior year acquisition of the Gambro Business on October 6, 2010, (ii) increases in demand for our capital equipment and service in the dialysis industry and (iii) higher selling prices of our water purification products and services, which favorably impacted net sales by approximately $490,000. Partially offsetting these increases was a decrease in demand for capital equipment used for commercial and industrial applications.

Net sales of healthcare disposables products increased by $2,085,000, or 12.0%, for the three months ended October 31, 2011, compared with the three months ended October 31, 2010, principally due to (i) incremental net sales of approximately $1,008,000 attributable to the prior year acquisition of the ConFirm Monitoring Business on February 11, 2011, (ii) higher selling prices, which favorably impacted net sales for the three months ended October 31, 2011 by approximately $610,000 and were implemented to offset the rising cost of raw materials and (iii) elevated customer demand in advance of known price increases implemented during the three months ended October 31, 2011.

Net sales in the All Other reporting segment decreased by $874,000, or 19.2%, for the three months ended October 31, 2011 compared with the three months ended October 31, 2010, primarily due to a decrease of $687,000, or 32.3%, in net sales in our Therapeutic Filtration operating segment. The decrease in net sales in our Therapeutic Filtration operating segment was due to (i) a reduction in higher margin sales in the United States of filters manufactured by us on an OEM basis for a single customer’s hydration system as a result of our customer phasing out the use of our filters and (ii) a decrease in demand for our hemoconcentrator products (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery), both in the United States and internationally. Increases in selling prices of our therapeutic filtration, specialty packaging and chemistries products did not have a significant effect on net sales in the All Other segment for the three months ended October 31, 2011 compared with the three months ended October 31, 2010. The decrease in net sales of our Therapeutic Filtration operating segment was the primary contributor to the significant decrease in operating income in the All Other reporting segment.

Net sales of dialysis products and services decreased by 6.6% for the three months ended October 31, 2011 compared with the three months ended October 31, 2010 primarily due to (i) the expected adverse impact of losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic customers as a result of the highly competitive and price sensitive market for this lower margin commodity product and (ii) a decrease in demand in the United States (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our Renatron dialyzer reprocessing equipment, sterilants and reprocessing supplies. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our lower margin dialysate concentrate product in the future as we elect not to pursue unprofitable concentrate sales. Furthermore, Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States, manufactures dialysate concentrate themselves and no longer purchases that product from us. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius, a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a market-by-market basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A further decrease in the market for dialysis concentrate and reprocessing products is likely to result in continued loss of net sales and a lower level of profitability in this segment in the future. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales. Changes in selling prices of our dialysis products did not have a significant effect on net sales for the three months ended October 31, 2011 compared with the three months ended October 31, 2010.

Gross profit

Gross profit increased by $9,758,000, or 34.6%, to $37,950,000 for the three months ended October 31, 2011 from $28,192,000 for the three months ended October 31, 2010. Gross profit as a percentage of net sales for the three months ended October 31, 2011 and 2010 was 40.7% and 39.2%, respectively.

The gross profit as a percentage of net sales for the three months ended October 31, 2011 increased compared with the three months ended October 31, 2010 primarily due to the acquisition of the Byrne Medical Business, which contributed $6,816,000 in gross profit and as a percentage of net sales was 59.3% (but was adversely impacted by a $893,000 one-time acquisition accounting charge related to the acquired inventory), and more favorable sales mix due to increases in sales volume of certain higher margin products such as sterilants in our Endoscopy segment. These favorable factors were partially offset by the inclusion of incremental sales with lower gross margin relating to the October 6, 2010 acquisition of the Gambro Business which had a cumbersome and expensive international supply chain that we have recently reconstituted in the United States, and an increase in raw materials and distribution costs primarily in our Healthcare Disposables segment due to the higher price of oil.

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

Operating Expenses

Selling expenses increased by $3,292,000, or 34.2%, to $12,923,000 for the three months ended October 31, 2011 from $9,631,000 for the three months ended October 31, 2010, primarily due to the inclusion of $2,440,000 of selling expenses relating to the Byrne Medical Business, commissions on increased sales by our endoscopy direct sales force and to a lesser extent, additional sales personnel principally in our Endoscopy segment.

Selling expenses as a percentage of net sales were 13.9% and 13.4% for the three months ended October 31, 2011 and 2010, respectively. The increase in our selling expense as a percentage of net sales for the three months ended October 31, 2011 was primarily attributable to the inclusion of the higher selling cost structure of the Byrne Medical Business operation.

General and administrative expenses increased by $2,984,000, or 32.7%, to $12,102,000 for the three months ended October 31, 2011, from $9,118,000 for the three months ended October 31, 2010, primarily due to (i) the inclusion of $2,044,000 of general and administrative expenses relating to the Byrne Medical Business, which includes approximately $905,000 in amortization of intangible assets and $626,000 in acquisition related expenses, partially offset by a $482,000 reduction in expenses relating to fair value adjustments of contingent consideration and a price floor financial instrument as further described in Notes 3 and 7 to the Condensed Consolidated Financial Statements and (ii) approximately $800,000 in compensation expense relating to annual salary raises, additional administrative personnel, employee benefit costs and stock-based compensation expense.

General and administrative expenses as a percentage of net sales were 13.0% and 12.7% for the three months ended October 31, 2011 and 2010, respectively.

Research and development expenses (which include continuing engineering costs) increased by $516,000 to $2,145,000 for the three months ended October 31, 2011, from $1,629,000 for the three months ended October 31, 2010. This increase was primarily due to development work on certain new products in our Endoscopy segment. For the remainder of fiscal 2012, we intend to continue our acceleration of investments in research and development.

Interest

Interest expense increased by $790,000 to $1,031,000 for the three months ended October 31, 2011, from $241,000 for the three months ended October 31, 2010, due to increases in average outstanding borrowings and average interest rates relating to the August 1, 2011 acquisition of the Byrne Medical Business, as further described elsewhere in this MD&A and in Notes 3 and 10 to the Condensed Consolidated Financial Statements.

Interest income increased by $11,000 to $30,000 for the three months ended October 31, 2011, from $19,000 for the three months ended October 31, 2010.  This increase was due to an increase in the interest rate on our investment in a senior subordinated convertible promissory note issued by BIOSAFE, Inc. (“BIOSAFE”), as more fully described elsewhere in this MD&A.

Income taxes

The consolidated effective tax rate was 36.4% and 34.5% for the three months ended October 31, 2011 and 2010, respectively. The increase in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.6% and 36.7% for the three months ended October 31, 2011 and 2010, respectively. Approximately 98% of our income before income taxes was generated from our United States operations compared with approximately 85% of our income before income taxes in the prior year period.

Approximately 2% of our income before income taxes was generated from our Canadian operations for the three months ended October 31, 2011 compared with approximately 9% of our income before income taxes in the prior year period. Our Canadian operations had an overall effective tax rate of 27.1% and 29.0% for the three months ended October 31, 2011 and 2010, respectively. The low overall effective tax rates for both periods were due to the low corporate tax structure in Canada.

For the three months ended October 31, 2011, our operations in Singapore, a country with a low corporate tax structure, generated a small loss compared with a profit that was approximately 3.4% of our income before income taxes for the three months ended October 31, 2010. The overall effective tax rate for our Singapore operation was 16.4% for the three months ended October 31, 2010.

Our subsidiary in Japan generated a small profit for the three months ended October 31, 2011 compared with a profit that was approximately 1.9% of our income before income taxes for the three months ended October 31, 2010. Due to the existence of net operating loss carryforwards, we recorded no income taxes for the three months ended October 31, 2011 and 2010, which had a more favorable impact on our consolidated effective tax rate in the prior year due to the larger profit generated by our Japan subsidiary for the three months ended October 31, 2010.

The results of operations for our Netherlands subsidiary did not have a significant impact on our overall effective tax rate for the three months ended October 31, 2011 and 2010 due to the size of income before income taxes generated from this operation.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2010	$208,000
Increase for current period tax position	124,000
Lapse of statute of limitations	(141,000)
Unrecognized tax benefits on July 31, 2011	191,000
Activity during the three months ended October 31, 2011	—
Unrecognized tax benefits on October 31, 2011	$191,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2011	2010

Cost of sales	$33,000	$38,000
Operating expenses:
Selling	78,000	115,000
General and administrative	813,000	604,000
Research and development	7,000	8,000
Total operating expenses	898,000	727,000
Stock-based compensation before income taxes	931,000	765,000
Income tax benefits	(331,000)	(275,000)
Total stock-based compensation expense, net of tax	$600,000	$490,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.03

Diluted	$0.03	$0.03

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

The stock-based compensation expense recorded in the Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards and assumptions used in determining estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. If the market price of our Common Stock increases or factors change and we employ different assumptions in the application of Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), the compensation expense that we would record for future stock awards may differ significantly from what we have recorded in the current period.

All of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At October 31, 2011, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $7,605,000 with a remaining weighted average period of 23 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable, with differences between actual tax deductions and the related deferred income tax assets recorded as additional paid-in capital. For the three months ended October 31, 2011 and 2010, such income tax deductions reduced income taxes payable by $703,000 and $107,000, respectively.

We classify the cash flows resulting from excess tax benefits as financing cash flows on our Condensed Consolidated Statements of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value.

Liquidity and Capital Resources

Working capital

At October 31, 2011, our working capital was $66,405,000, compared with $67,913,000 at July 31, 2011.

Cash flows from operating activities

Net cash provided by operating activities was $7,696,000 and $3,220,000 for the three months ended October 31, 2011 and 2010, respectively. For the three months ended October 31, 2011, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes), a decrease in accounts receivable (due to strong collections of receivables in the Endoscopy segment) and an increase in income taxes payable (due to the timing associated with tax payments), partially offset by a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation and vendor payments) and increases in prepaid expenses and other current assets (due primarily to the timing associated with insurance payments) and inventories (due to planned strategic increases in stock levels of certain products primarily in our Endoscopy and Water Purification and Filtration segments).

For the three months ended October 31, 2010, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes), an increase in income taxes payable (due to the timing associated with tax payments) and a decrease in inventories, partially offset by a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation payments) and an increase in accounts receivable. The increase in accounts receivable and the decrease in inventories were primarily due to strong sales of capital equipment for commercial and industrial applications in our Water Purification and Filtration segment.

Cash flows from investing activities

Net cash used in investing activities was $97,760,000 and $21,861,000 for the three months ended October 31, 2011 and 2010, respectively. For the three months ended October 31, 2011, the net cash used in investing activities was primarily for the acquisition of the Byrne Medical Business and to a lesser extent, capital expenditures. For the three months ended October 31, 2010, the net cash used in investing activities was primarily for the acquisition of Gambro Water as well as capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $91,410,000 and $12,034,000 for the three months ended October 31, 2011 and 2010, respectively. For the three months ended October 31, 2011, the net cash provided by financing activities was due primarily to borrowings under our credit facilities relating to the acquisition of the Byrne Medical Business, partially offset by repayments under such facilities. For the three months ended October 31, 2010, the net cash provided by financing activities was due primarily to a borrowing under our revolving credit facility relating to the Gambro Acquisition, partially offset by repayments under our credit facilities.

Dividends

On October 21, 2011, we announced an increase in the semiannual cash dividend to $0.07 per share of outstanding common stock, which will be paid on January 31, 2012 to shareholders of record at the close of business on January 17, 2012. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Long-term contractual obligations

As of October 31, 2011, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$7,500	$10,000	$10,000	$10,000	$10,000	$69,000	$116,500
Expected interest payments under the credit facilities (1)	2,531	3,115	2,818	2,521	2,224	6	13,215
Minimum commitments under noncancelable operating leases	2,565	2,710	2,293	1,721	1,161	5,107	15,557
Deferred compensation and other	334	223	219	31	31	91	929
Acquisitions payable	1,722	1,600	3,618	—	—	—	6,940
Employment agreements	2,479	1,409	300	—	—	—	4,188
Total contractual obligations	$17,131	$19,057	$19,248	$14,273	$13,416	$74,204	$157,329

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 2.97% and 2.99%, respectively, which were our weighted average interest rates on outstanding borrowings at October 31, 2011.

New U.S. Credit Agreement

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be re-borrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $1,318,000 at October 31, 2011.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.0% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”).  At November 30, 2011, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.25% to 0.90%. The margins applicable to our outstanding borrowings were 1.25% above the lender’s base rate or 2.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at November 30, 2011. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.40% at November 30, 2011.

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

On October 31, 2011, we had $116,500,000 of outstanding borrowings under the New U.S. Credit Agreement, which consisted of $47,500,000 and $69,000,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $31,000,000 was available to be borrowed under our Revolving Credit Facility. In November, we repaid an additional $1,000,000 under the Revolving Credit Facility decreasing our total outstanding borrowings to $115,500,000 at November 30, 2011.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation and other

Deferred compensation and other includes deferred compensation arrangements for certain former Minntech directors and officers, which is recorded in other long-term liabilities, and certain minimum inventory purchase commitments.

Acquisitions payable

In connection with the acquisition of the Gambro Business, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, a portion of the purchase price amounting to $3,100,000 is payable in six equal quarterly payments beginning January 2011 and ending April 2012. As of October 31, 2011, $1,033,000 of the $3,100,000 remains payable. In addition, we have estimated $689,000 as the fair value of contingent consideration relating to the acquisition of ConFirm, as further described in Notes 3 and 7 to the Condensed Consolidated Financial Statements, which will be payable after the one year period ending January 31, 2012 assuming the achievement of a contractually specified sales level for such period.

In connection with the acquisition of the Byrne Medical Business, we estimated $2,800,000 at October 31, 2011 as the fair value of contingent consideration payable over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. In addition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at October 31, 2011, we have estimated $2,418,000 as the fair value of this payable at July 31, 2014, as more fully described in Notes 3 and 7 to the Condensed Consolidated Financial Statements.

Executive severance agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, that defined certain compensation arrangements relating to various employment termination scenarios. In conjunction with the acquisition of the Byrne Medical Business on August 1, 2011, we entered into a three-year employment agreement with an executive officer of the acquired business.

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

If the Next Round Financing fails to occur by the Maturity Date, the notes, both principal and interest, will be payable in cash and the automatic conversion will no longer apply. Additionally, during the 30-day period following the Maturity Date, we may elect to convert the principal and all accrued interest into shares of common stock of BIOSAFE at a price per share equal to 60% of the fair market value (the “Discount Rate”). No further interest will accrue if we make such election. As of November 30, 2011, the Next Round Financing has not occurred.

In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation. This investment, together with the accrued interest, is included within other assets in our Condensed Consolidated Balance Sheets at October 31, 2011 and July 31, 2011. At October 31, 2011, we evaluated this investment for potential impairment and determined that no impairment exists at such date since the carrying value of this investment approximates fair value. However, based upon the evidence evaluated, we will need to conduct additional impairment assessments throughout fiscal 2012.

Financing needs

Although most of our operating segments generate significant cash from operations, our Endoscopy, Healthcare Disposables, Dialysis and Water Purification and Filtration segments are the largest generators of cash. At October 31, 2011, we had a cash balance of $19,646,000, of which $3,066,000 was held by foreign subsidiaries. Such foreign cash is needed by our foreign subsidiaries for working capital purposes. Accordingly, such amount is considered to be indefinitely reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New U.S. Credit Agreement will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At November 30, 2011, $32,000,000 was available under our New U.S. Credit Agreement. In addition, subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the New U.S. Credit Agreement by an aggregate amount not to exceed $50,000,000 without the consent of the lenders.

Foreign currency

During the three months ended October 31, 2011, compared with the three months ended October 31, 2010, the average value of the Canadian dollar increased by approximately 3.8% relative to the value of the United States dollar. Additionally, at October 31, 2011 compared with July 31, 2011, the value of the Canadian dollar relative to the value of the United States dollar decreased by approximately 4.9%. The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2011 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

For the three months ended October 31, 2011, compared with the three months ended October 31, 2010, the average value of the euro relative to the value of the United States dollar increased by approximately 5.1% and the average value of the British pound relative to the value of the United States dollar increased by approximately 1.8%. Additionally, at October 31, 2011 compared with July 31, 2011, the value of the euro and British pound relative to the United States dollar decreased by approximately 3.9% and 1.8%, respectively. Changes in the value of the euro and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are denominated and ultimately settled in euros or British pounds but must be converted into their functional United States currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2011 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were two foreign currency forward contracts with an aggregate value of $2,702,000 at November 30, 2011, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on December 31, 2011. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy Canadian dollars, euros and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three months ended October 31, 2011, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2011, compared with the three months ended October 31, 2010, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three months ended October 31, 2011 compared with the three months ended October 31, 2010.

For purposes of translating the balance sheet at October 31, 2011 compared with July 31, 2011, the total of the foreign currency movements resulted in a foreign currency translation loss of $908,000, net of tax, for the three months ended October 31, 2011, thereby decreasing stockholders’ equity.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, volume rebates are provided; such volume rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $943,000 and $735,000 for the three months ended October 31, 2011 and 2010, respectively. The increase in volume rebates for the three months ended October 31, 2011 compared with October 31, 2010 is primarily due to increased sales volume in our Endoscopy segment. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the volume rebate provisions originally established would be adjusted accordingly.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 2 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. Accounting rules permit a company to carry forward a detailed determination of a reporting unit’s fair value from one year to the next if the following criteria are met: (i) the assets and liabilities of each reporting unit have not changed significantly from the prior year, (ii) the fair value of each reporting unit in the prior year significantly exceeded the carrying value, and (iii) the likelihood that the carrying value of each reporting unit this year would be less than the fair value is remote. At July 31, 2011, because these criteria were met for certain of our reporting units, we carried forward the results of our July 31, 2010 fair value estimates for our Endoscopy, Healthcare Disposables, Dialysis and Therapeutic Filtration operating segments and performed detailed reviews on the Water Purification and Filtration (due to the increase in assets related to the Gambro Acquisition), Specialty Packaging (due to its fair value exceeding it carrying value by only a modest amount in the prior year) and Chemistries (since this operating segment was newly created in fiscal 2010) operating segments. In performing a detailed review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2011, management concluded that none of our intangible assets or goodwill was impaired. On October 31, 2011, management concluded that no events or changes in circumstances have occurred during the three months ended October 31, 2011 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2011, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average fair value that exceeded book value by approximately 28%. Goodwill relating to our Specialty Packaging reporting unit was $7,155,000 at October 31, 2011. If future operating results and cash flows in this segment are significantly less than forecasted, a portion of such goodwill may become impaired.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On October 31, 2011, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. We account for contingent consideration relating to business combinations that occurred subsequent to July 31, 2009 in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income.  We determine the fair value of contingent consideration based on future sales projections under various potential scenarios and weight the probability of these outcomes. Similarly, other components of an acquisition’s purchase price can be required to be recorded at fair value at the date of the acquisition and continually remeasured at each balance sheet date, such as the three year price floor relating to the acquisition of the Byrne Medical Business whose fair value was determined using a option valuation model, as further described in Notes 3 and 7 to the Condensed Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are different from the amounts initially recorded and may cause volatility in our results of operations.

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

•                  the acquisition of new businesses and successfully integrating and operating such businesses

•                  the adverse impact of increased competition on selling prices and our ability to compete effectively

•                  foreign currency exchange rate fluctuations and trade barriers

•                  the impact of significant government regulation on our businesses

You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the foregoing items to be a complete list of all potential risks or uncertainties. See “Risk Factors” in our 2011 Form 10-K for a discussion of the above risk factors and certain additional risk factors that you should consider before investing in the shares of our Common Stock.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2011 Form 10-K. Fluctuations in the rates of currency exchange between the United States dollar and the Canadian dollar had an insignificant impact for the three months ended October 31, 2011, compared with the three months ended October 31, 2010, upon our net income and had an adverse impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the euro and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our United States subsidiaries, Minntech and Mar Cor, are denominated and ultimately settled in euros or British pounds but must be converted into their functional United States currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2011 Form 10-K and therefore are impacted by changes in the euro exchange rate relative to the United States dollar. Fluctuations in the rates of currency exchange between the United States dollar and the euro or British pound did not have a significant overall impact for the three months ended October 31, 2011, compared with the three months ended October 31, 2010, upon our net income and stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the euro relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, euros and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were two foreign currency forward contracts with an aggregate value of $2,592,000 at October 31, 2011, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on November 30, 2011. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three months ended October 31, 2011, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three months ended October 31, 2011, compared with the three months ended October 31, 2010, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income for the three months ended October 31, 2011, compared with the three months ended October 31, 2010, and an adverse impact upon stockholders’ equity primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar from July 31, 2011 to October 31, 2011.

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

Market Risk Sensitive Transactions

Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2011 Form 10-K.

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

On August 1, 2011, we acquired the Byrne Medical Business, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process at our Minntech subsidiary to ensure that all financial information related to this acquisition was properly reflected in our Condensed Consolidated Financial Statements. We expect that all aspects of the Byrne Medical Business will be fully integrated into Minntech’s existing internal control structure by July 31, 2012.

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 1A.                                            RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2011 Form 10-K. The risk factors disclosed in Part I, Item 1A to our 2011 Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of Common Stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

August	1,204	$24.93	—	—
September	—	—	—	—
October	17,396	23.82	—	—
Total	18,600	$23.89	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company relating to cashless exercise of stock options and to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     RESERVED

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

31.1	-	Certification of Principal Executive Officer.

31.2	-	Certification of Principal Financial Officer.

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	-

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at October 31, 2011 and July 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months ended October 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2011 and 2010 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: December 12, 2011

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting
Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller