Form 10-Q
period 2012-01-31
CANTEL MEDICAL CORP
filed 2012-03-12
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012.

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

Number of shares of common stock outstanding as of February 29, 2012: 26,997,748.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31,	July 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$21,689	$18,410
Accounts receivable, net of allowance for doubtful accounts of $811 at January 31 and $1,096 at July 31	45,899	46,121
Inventories:
Raw materials	21,662	18,649
Work-in-process	5,566	4,727
Finished goods	19,590	16,688
Total inventories	46,818	40,064
Deferred income taxes	3,717	3,645
Prepaid expenses and other current assets	4,451	3,084
Total current assets	122,574	111,324
Property and equipment, net	43,716	34,459
Intangible assets, net	75,842	39,191
Goodwill	183,502	134,770
Other assets	3,068	1,699
	$428,702	$321,443
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10,000	$—
Accounts payable	11,883	13,218
Compensation payable	9,745	11,758
Accrued expenses	9,867	8,415
Deferred revenue	6,907	6,718
Acquisitions payable	3,072	2,325
Income taxes payable	99	977
Total current liabilities	51,573	43,411

Long-term debt	98,000	24,000
Deferred income taxes	18,201	18,450
Acquisitions payable	2,995	—
Other long-term liabilities	1,265	1,267

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; January 31 - 29,866,346 shares issued and 26,959,330 shares outstanding; July 31 - 28,737,043 shares issued and 25,910,146 shares outstanding	2,987	2,874
Additional paid-in capital	122,257	109,777
Retained earnings	150,981	138,725
Accumulated other comprehensive income	8,322	9,283
Treasury Stock, at cost; January 31 - 2,907,016 shares; July 31 - 2,826,897 shares	(27,879)	(26,344)
Total stockholders’ equity	256,668	234,315
	$428,702	$321,443

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Net sales	$97,297	$81,021	$190,559	$153,014

Cost of sales	56,476	49,629	111,788	93,430

Gross profit	40,821	31,392	78,771	59,584

Expenses:
Selling	13,270	10,792	26,193	20,423
General and administrative	12,092	10,306	24,194	19,424
Research and development	2,298	1,435	4,443	3,064
Total operating expenses	27,660	22,533	54,830	42,911

Income before interest, other expense and income taxes	13,161	8,859	23,941	16,673

Interest expense	1,000	262	2,031	503
Interest income	(24)	(19)	(54)	(38)
Other expense	605	—	605	—

Income before income taxes	11,580	8,616	21,359	16,208

Income taxes	4,286	2,896	7,845	5,513

Net income	$7,294	$5,720	$13,514	$10,695

Earnings per common share:
Basic	$0.27	$0.22	$0.50	$0.42

Diluted	$0.27	$0.22	$0.50	$0.42

Dividends per common share	$—	$—	$0.05	$0.04

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2012	2011

Cash flows from operating activities
Net income	$13,514	$10,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,394	3,294
Amortization	4,567	2,725
Stock-based compensation expense	2,313	1,682
Amortization of debt issuance costs	190	159
Loss (gain) on disposal of fixed assets	36	(9)
Impairment of convertible notes receivable	605	—
Deferred income taxes	(871)	(881)
Excess tax benefits from stock-based compensation	(662)	(232)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	4,385	(8,604)
Inventories	(2,290)	(162)
Prepaid expenses and other current assets	(1,426)	(960)
Accounts payable and other current liabilities	(4,550)	3,143
Income taxes payable	633	524
Net cash provided by operating activities	19,838	11,374

Cash flows from investing activities
Capital expenditures	(2,549)	(3,287)
Proceeds from disposal of fixed assets	—	45
Acquisition of Gambro Water	(1,033)	(21,116)
Acquisition of the Byrne Medical Business	(95,261)	—
Other, net	(14)	(180)
Net cash used in investing activities	(98,857)	(24,538)

Cash flows from financing activities
Borrowings under term credit facility, net of debt issuance costs	49,647	—
Borrowings under revolving credit facility, net of debt issuance costs	46,941	20,500
Repayments under term loan facility	(5,000)	(5,000)
Repayments under revolving credit facility	(9,000)	(9,000)
Proceeds from exercises of stock options	1,176	1,344
Dividends paid	(1,258)	(1,029)
Excess tax benefits from stock-based compensation	662	232
Purchases of treasury stock	(723)	(481)
Net cash provided by financing activities	82,445	6,566

Effect of exchange rate changes on cash and cash equivalents	(147)	61

Increase (decrease) in cash and cash equivalents	3,279	(6,537)
Cash and cash equivalents at beginning of period	18,410	22,612
Cash and cash equivalents at end of period	$21,689	$16,075

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

The Condensed Consolidated Balance Sheet at July 31, 2011 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at each of January 31, 2012 and July 31, 2011; Minntech Corporation (“Minntech”), Crosstex International, Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak, Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Minntech had three foreign subsidiaries at each of January 31, 2012 and July 31, 2011; Minntech B.V., Minntech Asia/Pacific Ltd. and Minntech Japan K.K., which serve as Minntech’s bases in Europe, Asia/Pacific and Japan, respectively.

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

On August 1, 2011 our Minntech subsidiary acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The results of operations for the acquired business (the “Byrne Medical Business”) are included in our results of operations for the three and six months ended January 31, 2012 and are excluded from the three and six months ended January 31, 2011. As a result of this acquisition, we expanded our endoscopy product offerings outside of endoscope reprocessing and therefore we have renamed our Endoscope Reprocessing segment to the Endoscopy segment. This change in segment description has no impact upon any reported financial information of this segment.

On February 11, 2011, our Crosstex subsidiary acquired certain net assets of the sterilization monitoring business of ConFirm Monitoring Systems, Inc. (the “ConFirm Monitoring Business” or the “ConFirm Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Its results of operations are included in our results of operations for the three and six months ended January 31, 2012 and are excluded from the three and six months ended January 31, 2011. The ConFirm Acquisition is included in our Healthcare Disposables segment.

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (collectively, “Gambro”) certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis (the “Gambro Business” or the “Gambro Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Its results of operations are included in our results of operations for the three and six months ended January 31, 2012, the three months ended January 31, 2011 and the portion of the six months ended January 31, 2011 subsequent to its acquisition date. The Gambro Acquisition is included in our Water Purification and Filtration segment.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

During February 2012, the Company issued 9,955,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012. The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts in the Condensed Consolidated Balance Sheets, and in all share data in the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On February 6, 2012, we entered into forward starting interest rate swap agreements, as more fully described in Notes 6 and 10 to the Condensed Consolidated Financial Statements.

We performed a review of events subsequent to January 31, 2012. Based upon that review, no additional subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                  Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Cost of sales	$57,000	$32,000	$90,000	$70,000
Operating expenses:
Selling	113,000	101,000	191,000	216,000
General and administrative	1,199,000	777,000	2,012,000	1,381,000
Research and development	13,000	7,000	20,000	15,000
Total operating expenses	1,325,000	885,000	2,223,000	1,612,000
Stock-based compensation before income taxes	1,382,000	917,000	2,313,000	1,682,000
Income tax benefits	(495,000)	(333,000)	(826,000)	(608,000)
Total stock-based compensation expense, net of tax	$887,000	$584,000	$1,487,000	$1,074,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.02	$0.06	$0.04

Diluted	$0.03	$0.02	$0.05	$0.04

The above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense. In January 2012, in connection with an employment termination, we were required to accelerate the vesting of certain stock options and restricted shares resulting in an additional $309,000 of stock-based compensation expense recorded in general and administrative expenses in the Condensed Consolidated Statements of Income for the three and six months ended January 31, 2012.

All of our stock options and stock awards (which consist only of restricted stock) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures.  At January 31, 2012, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $6,048,000 with a remaining weighted average period of 20 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. Such stock awards are deductible for tax purposes (exclusive of stock awards granted to international employees.)

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2011	363,892	$12.02
Granted	341,141	13.71
Canceled	(19,950)	13.14
Vested	(142,419)	11.90
Nonvested stock awards at January 31, 2012	542,664	$13.07

There were no option grants during the three and six months ended January 31, 2012 and 2011.  The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $1,400,000 and $1,847,000 for the three and six months ended January 31, 2012, respectively, and $2,113,000 and $2,165,000 for the three and six months ended January 31, 2011, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2011	1,029,312	$9.70
Canceled	(11,248)	10.41
Exercised	(206,519)	9.63
Outstanding at January 31, 2012	811,545	$9.71

Exercisable at July 31, 2011	572,674	$8.99

Exercisable at January 31, 2012	587,459	$9.36

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock (as opposed to using treasury shares).

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable, with differences between actual tax deductions and the previously recorded long-term deferred income tax assets recorded as additional paid-in capital. For the six months ended January 31, 2012 and 2011, such income tax deductions reduced income taxes payable by $1,496,000 and $833,000, respectively, and increased additional paid-in capital by $662,000 and $232,000, respectively.

We classify the cash flows resulting from excess tax benefits as financing cash flows on our Condensed Consolidated Statements of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award is granted.

Note 3.                  Acquisitions

Byrne Medical, Inc. Disposable Endoscopy Products Business

On August 1, 2011 our Minntech subsidiary acquired the business and substantially all of the assets of BMI, a privately owned, Texas-based company that designs, manufactures and sells an innovative array of disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.  Excluding acquisition-related costs of $1,099,000 (of which $626,000 and $473,000 was recorded in general administrative expenses in the six months ended January 31, 2012 and fiscal 2011, respectively) we paid an aggregate purchase price of $99,361,000 (which reflects a $639,000 decrease resulting from a net asset value adjustment that was recorded as a reduction of goodwill in December 2011), comprised of $89,361,000 in cash and $10,000,000 in shares of Cantel common stock that is subject to both a multi-year lock-up and three-year price floor (described below). After giving effect for the Company’s three-for-two stock split, the stock consideration consisted of 601,685 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($16.62). In addition there is up to a $10,000,000 potential cash contingent consideration payable to BMI over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. A portion of the purchase price (including the stock consideration) was placed in escrow as security for indemnification obligations of BMI and its principal stockholder, Mr. Byrne. In addition, we purchased certain land and buildings utilized by the Byrne Medical Business from Byrne Investments LLC, an affiliate of Mr. Byrne, for $5,900,000.

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase to goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income.  Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $2,700,000 to record our initial estimated fair value of the contingent consideration that would be earned over the two years ending July 31, 2013. At both October 31, 2011 and January 31, 2012, we re-measured the fair value of the contingent consideration and recorded a $100,000 change in fair value in each quarter of our fiscal 2012 as an increase to acquisitions payable and general and administrative expenses in the Condensed Consolidated Financial Statements, thereby increasing the contingent consideration payable to $2,900,000 at January 31, 2012.

Subject to certain conditions and limitations, under the price floor referred to above, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor is a free standing financial instrument that we are required to record as a liability at fair value on the date of acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $3,000,000 to record our initial estimated fair value of the three-year price floor. The fair value of this liability was determined using the Black-Scholes option valuation model. At both October 31, 2011 and January 31, 2012, we re-measured the fair value of the price floor and recorded the change in fair value of $582,000 and $623,000, respectively, as a decrease to both acquisitions payable and general and administrative expenses in the Condensed Consolidated Financial Statements, thereby decreasing the price floor liability to $1,795,000 at January 31, 2012.

Additionally, the $10,000,000 stock portion of the purchase price was measured at fair value, which was determined using put option valuation models, to account for the discount for the multi-year lock up feature that prohibits the sellers of the Byrne Medical Business from trading the 601,685 shares of Cantel common stock during the three or four year lock-up period, which period is dependent upon whether BMI’s principal stockholder is employed by us on August 1, 2014. As a result of our valuation, the fair value of the 601,685 shares was determined to be $7,640,000, of which $7,310,000 was considered purchase price and $330,000 was determined to be compensation expense that will be expensed on a straight-line basis over the minimum lock up period of three years. The determinations of fair value using option-pricing models are affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield.

Since we will be continually re-measuring both the contingent consideration liability and the three-year price floor liability at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we will potentially have significant earnings volatility in our future results of operations until the completion of both the two year period relating to the contingent consideration and three year period relating to the price floor.

The components of the purchase price, as explained above, consist of the following:

Cash (including purchase of buildings)	$95,261,000
Fair value of the Cantel common stock with the mult-year lock-up	7,310,000
Total consideration paid at August 1, 2011	102,571,000
Price floor	3,000,000
Contingent consideration	2,700,000
Total purchase price recorded at August 1, 2011	$108,271,000

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

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets:
Accounts receivable	$4,303,000
Inventory	4,581,000
Other assets	588,000
Property, plant and equipment	10,233,000
Amortizable intangible assets (lives are a preliminary estimate):
Customer relationships (15-year life)	25,300,000
Trade name (10-year life)	2,200,000
Technology (8-year life)	11,900,000
Non-compete agreement (14 year-weighted-average life)	2,000,000
Other assets	105,000
Current liabilities	(2,277,000)
Other liabilities	(85,000)
Net assets acquired	$58,848,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $49,423,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes over fifteen years, has been included in our Endoscopy segment.

For the twelve months ended December 31, 2010, BMI’s latest audited fiscal year, BMI generated revenues and gross profit of $34,293,000 and $21,991,000, respectively.

Since the acquisition was completed on the first day of fiscal 2012, the results of operations of the Byrne Medical Business are included in our results of operations for the three and six months ended January 31, 2012 and are excluded from the three and six months ended January 31, 2011.  As a result of the acquisition, we changed the name of our reporting segment previously known as Endoscope Reprocessing to Endoscopy. The operations of the Byrne Medical Business are fully included within our Endoscopy segment.

For the three and six months ended January 31, 2012, the Byrne Medical Business added the following to the Endoscopy segment in our Condensed Consolidated Financial Statements:

	Three Months Ended	Six Months Ended
	January 31, 2012	January 31, 2012

Net sales	$12,147,000	$23,639,000

Operating income	$3,438,000	$5,480,000

Capital expenditures	$216,000	$493,000

Depreciation and amortization	$1,207,000	$2,411,000

Excluding non-recurring items directly related to the acquisition, the Byrne Medical Business added $2,915,000 and $5,994,000 to the segment operating income for the three and six months ended January 31, 2012, respectively. Such non-recurring items include (i) acquisition-related charges of approximately $626,000 which were recorded in general administrative expenses in the three months ended October 31, 2011 and (ii) an increase in operating earnings relating to net fair value changes of $523,000 and $112,000 for the three and six months ended January 31, 2012, respectively, related to the acquisition date inventory, contingent consideration liability and three year price floor liability as further described above. Additionally, the segment operating income for the three and six months ended January 31, 2012 excludes debt issuance costs relating to the Second Amended and Restated Credit Agreement of approximately $1,412,000, which is being amortized to interest expense over the life of the credit facilities, and interest expense relating to the borrowings under our credit facilities to fund a significant portion of the purchase price.

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

Selected unaudited supplemental pro forma consolidated statements of income data for the three and six months ended January 31, 2012 and 2011 assuming that the Byrne Medical Business was included in our results of operations as of August 1, 2010 (the beginning of our fiscal 2011) are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Net sales	$97,297,000	$90,195,000	$190,559,000	$171,012,000
Net income	$7,294,000	$6,611,000	$14,570,000	$11,357,000
Earnings per share:
Basic	$0.27	$0.25	$0.54	$0.44
Diluted	$0.27	$0.25	$0.54	$0.43
Weighted average common shares:
Basic	26,926,000	26,259,000	26,785,000	26,094,000
Diluted	27,243,000	26,613,000	27,084,000	26,354,000

Supplemental pro forma data for the six months ended January 31, 2012 was adjusted to exclude acquisition-related costs of $626,000 and a fair value adjustment charge of $893,000 related to the step-up in the fair value of inventories. The six months ended January 31, 2011 supplemental pro forma data was adjusted to include these amounts. In addition, in order to affect the unaudited pro forma consolidated statement of income data for the three and six months ended January 31, 2011, the operating results of Cantel for the three and six months ended January 31, 2011 were consolidated with the operating results of the Byrne Medical Business for the final three and six months of its fiscal year ended December 31, 2010 and were further adjusted to include (i) amortization of intangible assets and depreciation and amortization of property and equipment based upon the preliminary appraised fair values and useful lives of such assets; (ii) interest expense including interest on the senior bank debt at an effective interest rate of 2.98%

per annum and amortization of new debt issuance costs over the life of the credit facilities; (iii) the elimination of certain expenses unrelated to the acquired assets of the Byrne Medical Business; (iv) the elimination of incentive compensation for the former primary owner in excess of incentive compensation consistent with the terms of his new employment contract; (v) a decrease of $26,000 and $66,000, respectively, to general and administrative expense relating to a net change in fair value of the contingent consideration and the three-year price floor solely to reflect the passage of time (the three and six months ended January 31, 2012 includes a decrease to general and administrative expenses to reflect the actual net fair value adjustment of $523,000 and $1,005,000, respectively, relating to such items as further described above); and (vi) income tax expense calculated using our fiscal 2011 consolidated U.S. effective tax rate. All other operating results reflect actual performance.

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

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through general and administrative expenses in our Condensed Consolidated Statements of Income.  Accordingly, on February 11, 2011 we increased acquisitions payable and goodwill by $656,000 to record our initial estimated fair value of the contingent consideration that would be earned by January 31, 2012 and continually re-measured the liability at each balance sheet date thereafter, as further described in Note 7 to the Condensed Consolidated Financial Statements. The changes in estimated fair value during the one year period ended January 31, 2012 were driven by changes in the assumptions pertaining to the achievement of the specified sales levels and the time value of money. Based on actual sales results for the one year period ended January 31, 2012, the contingent consideration liability was determined to be $855,000 at January 31, 2012 and will be paid during our third quarter of fiscal 2012.

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

The results of operations for the ConFirm Acquisition are included in our results of operations for the three and six months ended January 31, 2012 and are excluded from our results of operations for the three and six months ended January 31, 2011. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Gambro Business

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis. Immediately following the acquisition, we commenced sales and service of all Gambro water products, components, parts and consumables solely intended for the United States and Puerto Rico markets. The manufacturing of these products has been transitioned into our own manufacturing facility in Plymouth, Minnesota. The Gambro Acquisition expands our Water Purification and Filtration’s annual business in terms of sales, particularly with respect to product and service sales volumes in both existing and new dialysis clinics across the United States and Puerto Rico by 19% (approximately 75% of Gambro Acquisition revenues are from one customer). Total consideration for the transaction, excluding acquisition-related costs of approximately $240,000, was approximately $23,700,000, of which $3,100,000 is being paid in six equal quarterly payments ending April 2012. As of January 31, 2012, $2,583,000 of the $3,100,000 has been paid. The Gambro Acquisition is included in our Water Purification and Filtration operating segment.

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

The reasons for the acquisition were as follows: (i) the expansion of our water purification product line, particularly in the area of cost effective heat sanitizable water purification equipment; (ii) the opportunity to add an installed equipment base of business into which we can (a) increase service revenue while improving the density and efficiency of the Mar Cor service network and (b) drive a greater portion of recurring consumable sales per clinic; (iii) the potential revenue and cost savings synergies and efficiencies that could be realized through optimizing and combining the acquired assets (including Gambro employees) into Mar Cor; and (iv) the expectation that the acquisition will be accretive to our future earnings per share. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The results of operations of the Gambro Business are included in our results of operations for the three and six months ended January 31, 2012, the three months ended January 31, 2011 and the portion of the six months ended January 31, 2011 subsequent to its acquisition date. Pro forma consolidated statement of income data has not been presented due to the unavailability of pre-acquisition financial statements of the Gambro Business, since the Gambro Business did not maintain separate financial statements related to these purchased assets.

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

Note 5.                  Other Comprehensive Income

The Company’s comprehensive income for the three and six months ended January 31, 2012 and 2011 is set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Net income	$7,294,000	$5,720,000	$13,514,000	$10,695,000
Other comprehensive (loss) income:
Foreign currency translation	(53,000)	287,000	(961,000)	345,000
Comprehensive income	$7,241,000	$6,007,000	$12,553,000	$11,040,000

Note 6.                   Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of January 31, 2012, all of our derivatives were designated as hedges.

Changes in the value of (i) the Canadian dollar against the United States dollar, (ii) the Euro against the United States dollar, (iii) the British pound against the United States dollar and (iv) the Singapore dollar against the United States dollar affect our results of operations because a portion of the net assets of our Canadian subsidiaries (which are reported in our Specialty Packaging and Water Purification and Filtration segments)  are denominated and ultimately settled in United States dollars, but must be converted into its functional Canadian dollar currency. Furthermore, certain cash bank accounts, accounts receivable, and liabilities of our subsidiaries are denominated and ultimately settled in Euros, British pounds or Singapore dollars, but must be converted into their functional currency.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the Euro relative to the United States dollar, (iii) the British pound relative to the United States dollar and (iv) the Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, Euros, British pounds and Singapore dollars forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $3,119,000 at January 31, 2012, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on February 29, 2012. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three and six months ended January 31, 2012, such forward contracts offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies and resulted in a net currency conversion gain, net of tax, of $9,000 and $4,000, respectively, on the items hedged. For the three and six months ended January 31, 2011, our forward contracts partially offset such foreign currency impact and resulted in a net currency conversion loss, net of tax, of $36,000 and $85,000, respectively on the items hedged. Gains and losses related to the hedging contracts to buy Canadian dollars, Euros, British pounds and Singapore dollars forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

The interest rate on our outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 10 to the Condensed Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our term credit facility, the interest rate swap will be for the period beginning August 8, 2012 and ending July 31, 2015 initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule and the fixed interest cash flow will be at a one month LIBOR rate of 0.664%. With respect to our revolving credit facility, the interest rate swap will be for the period beginning August 8, 2012 and ending January 31, 2014 initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000 and the fixed interest cash flow will be at a one month LIBOR rate of 0.496%. These interest rate swap agreements have been designated as cash flow hedge instruments and have been designed to be effective in offsetting changes in the cash flows related to the hedged borrowings. We will account for the interest rate swap agreements by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income. Amounts will be reclassified from accumulated other comprehensive income in the period the hedged transaction affects earnings. At the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair value or cash flows of the derivative instrument have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future.

Note 7.                  Fair Value Measurements

Fair Value Hierarchy

We apply the provisions of ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820”), for our financial assets and liabilities that are re-measured and reported at fair value each reporting period and our nonfinancial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three level fair value hierarchy to prioritize the inputs used in valuations, as defined below:

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of January 31, 2012 and July 31, 2011, our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

In addition, we have a contingent consideration liability recorded within acquisitions payable relating to the ConFirm Acquisition, as further described in Note 3 to the Condensed Consolidated Financial Statements. The fair value of this liability was based on future sales projections of the ConFirm Monitoring Business under various potential scenarios for the one year period ended January 31, 2012 and weighting the probability of these outcomes.  At the date of the acquisition, these cash flow projections were discounted using a rate of 7%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This analysis resulted in an initial contingent consideration liability of $656,000, which was subsequently adjusted to $775,000 at July 31, 2011 by recording the change in the fair value through our results of operations during the fourth quarter of our fiscal 2011 and was further adjusted as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis. The changes in estimated fair value during the one year period ended January 31, 2012 were driven by changes in the assumptions pertaining to the achievement of the specified sales levels and the time value of money. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.  Based on actual sales results for the one year period ended January 31, 2012, the contingent consideration liability was determined to be $855,000 at January 31, 2012 and will be paid during our third quarter of fiscal 2012.

On August 1, 2011 (the first day of our fiscal 2012), we recorded a $2,700,000 liability for the estimated fair value of contingent consideration and a $3,000,000 liability for the estimated fair value of the three year price floor relating to the acquisition of the Byrne Medical Business, as further described in Note 3 to the Condensed Consolidated Financial Statements. These fair value measurements were based on significant inputs not observed in the market and thus represent Level 3 measurements. The fair value of the contingent consideration liability was based on future gross profit projections of the Byrne Medical Business under various potential scenarios for the two year period ending July 31, 2013 and weighting the probability of these outcomes.  At the date of the acquisition, these cash flow projections were discounted using a rate of 14%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. The fair value of the three year price floor liability was determined using the Black-Scholes option valuation model, which is affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield. These two liabilities will be adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuations.  Accordingly, at January 31, 2012 we re-measured the fair value of the contingent consideration and the price floor to be $2,900,000 and $1,795,000, respectively. The increase to the contingent consideration liability was due to the accretion of the liability for the time value of money and was recorded as an increase to acquisition payable and general and administrative expenses in the Condensed Consolidated Financial Statements. The decrease to the fair value of the price floor (as determined by the Black-Scholes option valuation model) was recorded as a decrease to acquisitions payable and general and administrative expenses in the Condensed Consolidated Financial Statements and was primarily due to the impact of our stock price being higher than at the time of the acquisition, the life of the price floor being less than three years and changes in the expected stock price volatility.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	January 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$17,773,000	$—	$—	$17,773,000
Money markets	3,916,000	—	—	3,916,000
Total assets	$21,689,000	$—	$—	$21,689,000

Liabilities:
Acquisitions payable:
Contingent consideration	$—	$—	$3,755,000	$3,755,000
Price floor	—	—	1,795,000	1,795,000
Total liabilities (1)	$—	$—	$5,550,000	$5,550,000

	July 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Bank deposits and certificates of deposit	$14,494,000	$—	$—	$14,494,000
Money markets	3,916,000	—	—	3,916,000
Total assets	$18,410,000	$—	$—	$18,410,000

Liabilities:
Acquisitions payable:
Contingent consideration	$—	$—	$775,000	$775,000
Total liabilities (1)	$—	$—	$775,000	$775,000

(1) At January 31, 2012 and July 31, 2011, the fair values of the Company’s financial instruments measured on a recurring basis of $5,550,000 and $775,000, respectively, combined with the remaining payables for the acquisition of the Gambro Business of $517,000 and $1,550,000, respectively, equal the combined total of the current and long-term portions of acquisitions payable in the Condensed Consolidated Balance Sheets.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended January 31, 2012 is as follows:

	ConFirm	Byrne	Byrne
	Contingent	Contingent	Price
	Consideration	Consideration	Floor	Total
Balance, July 31, 2011	$775,000	$—	$—	$775,000
Total net unrealized (gains)/losses included in earnings	(86,000)	100,000	(582,000)	(568,000)
Total net unrealized (gains)/losses included in other comprehensive income	—	—	—	—
Transfers into level 3 (gross)	—	—	—	—
Transfers out of level 3 (gross)	—	—	—	—
Net purchases, issuances, sales and settlements	—	2,700,000	3,000,000	5,700,000
Balance, October 31, 2011	689,000	2,800,000	2,418,000	5,907,000
Total net unrealized (gains)/losses included in earnings	166,000	100,000	(623,000)	(357,000)
Total net unrealized (gains)/losses included in other comprehensive income	—	—	—	—
Transfers into level 3 (gross)	—	—	—	—
Transfers out of level 3 (gross)	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, January 31, 2012	$855,000	$2,900,000	$1,795,000	$5,550,000

There were no such recurring measurements using significant unobservable inputs for the three and six months ended January 31, 2011.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property and equipment and convertible notes receivable, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows is sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, our intangibles, goodwill and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On January 31, 2012, management concluded that no events or changes in circumstances have occurred during the six months ended January 31, 2012 that would indicate that the carrying amount of our intangible assets, goodwill and long-lived assets may not be recoverable, except for our investment in BIOSAFE, Inc.

(“BIOSAFE”) as more fully described in Note 16 to the Condensed Consolidated Financial Statements. This fair value measurement was based on significant inputs not observed in the market and thus represented a Level 3 measurement.

Disclosure of Fair Value of Financial Instruments

As of January 31, 2012 and July 31, 2011, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of January 31, 2012 and July 31, 2011, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

Note 8.                  Intangible Assets and Goodwill

Our intangible assets with definite lives consist of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years. Amortization expense related to definite life intangible assets was $2,278,000 and $4,567,000 for the three and six months ended January 31, 2012, respectively, and $1,406,000 and $2,725,000 for the three and six months ended January 31, 2011, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	January 31, 2012
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$60,271,000	$(17,833,000)	$42,438,000
Technology	20,798,000	(6,448,000)	14,350,000
Brand names	11,945,000	(6,158,000)	5,787,000
Non-compete agreements	3,180,000	(278,000)	2,902,000
Patents and other registrations	1,365,000	(435,000)	930,000
	97,559,000	(31,152,000)	66,407,000
Trademarks and trade names	9,435,000	—	9,435,000
Total intangible assets	$106,994,000	$(31,152,000)	$75,842,000

	July 31, 2011
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$35,203,000	$(15,468,000)	$19,735,000
Technology	9,849,000	(6,114,000)	3,735,000
Brand names	9,745,000	(5,539,000)	4,206,000
Non-compete agreements	2,981,000	(1,919,000)	1,062,000
Patents and other registrations	1,301,000	(389,000)	912,000
	59,079,000	(29,429,000)	29,650,000
Trademarks and trade names	9,541,000	—	9,541,000
Total intangible assets	$68,620,000	$(29,429,000)	$39,191,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2012 and the next five years is as follows:

Six month period ending July 31, 2012	$4,556,000
Fiscal 2013	9,049,000
Fiscal 2014	8,753,000
Fiscal 2015	8,574,000
Fiscal 2016	5,407,000
Fiscal 2017	4,947,000

Goodwill changed during fiscal 2011 and the six months ended January 31, 2012 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	All Other	Goodwill

Balance, July 31, 2010	$9,648,000	$39,847,000	$50,630,000	$8,133,000	$8,525,000	$116,783,000
Acquisitions	—	11,809,000	5,234,000	—	—	17,043,000
Foreign currency translation	—	418,000	—	—	526,000	944,000
Balance, July 31, 2011	9,648,000	52,074,000	55,864,000	8,133,000	9,051,000	134,770,000
Acquisition	49,423,000	—	—	—	—	49,423,000
Foreign currency translation	—	(306,000)	—	—	(385,000)	(691,000)
Balance, January 31, 2012	$59,071,000	$51,768,000	$55,864,000	$8,133,000	$8,666,000	$183,502,000

On July 31, 2011, we performed impairment studies of the Company’s goodwill and trademarks and trade names and concluded that such assets were not impaired.

Note 9.                  Warranties

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Beginning balance	$2,167,000	$1,287,000	$2,083,000	$1,181,000
Acquisitions	—	—	—	10,000
Provisions	827,000	674,000	1,780,000	1,285,000
Settlements	(913,000)	(583,000)	(1,780,000)	(1,098,000)
Foreign currency translation	—	—	(2,000)	—
Ending balance	$2,081,000	$1,378,000	$2,081,000	$1,378,000

The warranty provisions and settlements for the three and six months ended January 31, 2012 and 2011 relate principally to the Company’s endoscopy and water purification products. The increase in the provisions and settlements is primarily a function of the significant increase in sales volume of our Endoscopy capital equipment for the three and six months ended January 31, 2012, compared with the three and six months ended January 31, 2011, including certain warranty issues on new endoscopy products. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 10.               Financing Arrangements

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $1,240,000 at January 31, 2012.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”). At January 31, 2012, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.44% to 0.90%. The margins applicable to our outstanding borrowings were 1.25% above the lender’s base rate or 2.25% above LIBOR. Most of our outstanding borrowings were under LIBOR contracts at January 31, 2012.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our term credit facility, the interest rate swap will be for the period beginning August 8, 2012 and ending July 31, 2015 initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule and the fixed interest cash flow will be at a one month LIBOR rate of 0.664%. With respect to our revolving credit facility, the interest rate swap will be for the period beginning August 8, 2012 and ending January 31, 2014 initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000 and the fixed interest cash flow will be at a one month LIBOR rate of 0.496%.The New U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.40% at January 31, 2012.

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

On January 31, 2012, we had $108,000,000 of outstanding borrowings under the New U.S. Credit Agreement, which consisted of $45,000,000 and $63,000,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $37,000,000 was available to be borrowed under our Revolving Credit Facility.  In February, we repaid an additional $1,000,000 under the Revolving Credit Facility decreasing our total outstanding borrowings to $107,000,000 at February 29, 2012.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$7,294,000	$5,720,000	$13,514,000	$10,695,000
Less income allocated to participating securities	(158,000)	(93,000)	(270,000)	(150,000)
Net income available to common stockholders	$7,136,000	$5,627,000	$13,244,000	$10,545,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	26,328,065	25,212,288	26,255,035	25,140,409

Dilutive effect of stock options using the treasury stock method and the average market price for the period	316,968	354,327	299,160	259,231

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	26,645,033	25,566,615	26,554,195	25,399,640

Earnings per share attributable to common stock:
Basic earnings per share	$0.27	$0.22	$0.50	$0.42

Diluted earnings per share	$0.27	$0.22	$0.50	$0.42

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	40,999	—	208,648

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	26,645,033	25,566,615	26,554,195	25,399,640

Participating securities	598,331	444,579	529,959	352,204

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	27,243,364	26,011,194	27,084,154	25,751,844

Note 12.               Income Taxes

The consolidated effective tax rate was 36.7% and 34.0% for the six months ended January 31, 2012 and 2011, respectively. The increase in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and the unfavorable impact of recording a loss relating to the impairment of an investment, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.3% and 35.5% for the six months ended January 31, 2012 and 2011, respectively. Approximately 97% of our income before income taxes was generated from our United States operations for the six months ended January 31, 2012 compared with approximately 90% of our income before income taxes in the prior year period. In addition, due to the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on the loss relating to the impairment of our BIOSAFE investment, as more fully described in Note 16 to the Condensed Consolidated Financial Statements, thereby adversely affecting our overall United States effective tax rate for the six months ended January 31, 2012.

Approximately 2% of our income before income taxes was generated from our Canadian operations for the six months ended January 31, 2012 compared with approximately 7% of our income before income taxes in the prior year period. Our Canadian operations had an overall effective tax rate of 27.9% and 28.3% for the six months ended January 31, 2012 and 2011, respectively. The low overall effective tax rates for both periods were due to the low corporate tax structure in Canada.

For the six months ended January 31, 2012, approximately 1% of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure, compared with approximately 2% of our income before income taxes for the six months ended January 31, 2011. The overall effective tax rate for our Singapore operation was 18.6% and 14.2% for the six months ended January 31, 2012 and 2011, respectively.

Our subsidiary in Japan generated a small profit for the six months ended January 31, 2012 compared with a profit that was approximately 1% of our income before income taxes for the six months ended January 31, 2011. Due to the existence of net operating loss carryforwards, we recorded no income taxes for the six months ended January 31, 2012 and 2011, which had a more favorable impact on our consolidated effective tax rate in the prior year due to the larger profit generated by our Japan subsidiary for the six months ended January 31, 2011.

The results of operations for our Netherlands subsidiary did not have a significant impact on our overall effective tax rate for the six months ended January 31, 2012 and 2011 due to the size of income before income taxes generated from this operation.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2010	$208,000
Increase for current period tax position	124,000
Lapse of statute of limitations	(141,000)
Unrecognized tax benefits on July 31, 2011	191,000
Activity during the six months ended January 31, 2012	—
Unrecognized tax benefits on January 31, 2012	$191,000

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

Note 13.               Commitments and Contingencies

Long-term contractual obligations

As of January 31, 2012, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$5,000	$10,000	$10,000	$10,000	$10,000	$63,000	$108,000
Expected interest payments under the credit facilities (1)	1,592	2,957	2,654	2,351	2,048	5	11,607
Minimum commitments under noncancelable operating leases	1,726	2,962	2,583	2,014	1,244	5,112	15,641
Deferred compensation and other	48	36	35	36	36	93	284
Acquisitions payable	1,372	1,700	1,200	1,795	—	—	6,067
Compensation agreements	1,429	2,055	450	150	150	75	4,309
Total contractual obligations	$11,167	$19,710	$16,922	$16,346	$13,478	$68,285	$145,908

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 3.03% and 2.99%, respectively, which were our weighted average interest rates on outstanding borrowings at January 31, 2012.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation and other

Deferred compensation and other includes deferred compensation arrangements for certain former Minntech directors and officers and is recorded in other long-term liabilities.

Acquisitions payable

In connection with the acquisition of the Gambro Business, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, a portion of the purchase price amounting to $3,100,000 is payable in six equal quarterly payments beginning January 2011 and ending April 2012. As of January 31, 2012, $517,000 of the $3,100,000 remains payable. In addition, in connection with the acquisition of ConFirm, as further described in Notes 3 and 7 to the Condensed Consolidated Financial Statements, contingent consideration of $855,000 is payable based on the achievement of a contractually specified sales level for the one year period ended January 31, 2012.

In connection with the acquisition of the Byrne Medical Business, we estimated $2,900,000 at January 31, 2011 as the fair value of contingent consideration payable over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. In addition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at January 31, 2012, we have estimated $1,795,000 as the fair value of this payable at July 31, 2014, as more fully described in Notes 3 and 7 to the Condensed Consolidated Financial Statements.

Compensation agreements

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

Two customers collectively accounted for approximately 45% of our Water Purification and Filtration segment net sales and approximately 15% of our consolidated net sales during the six months ended January 31, 2012.

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

Four customers collectively accounted for approximately 62% of our Healthcare Disposables segment net sales and approximately 12% of our consolidated net sales during the six months ended January 31, 2012.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

One customer accounted for approximately 36% of our Dialysis segment net sales and approximately 10% of our consolidated net sales during the six months ended January 31, 2012.

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

Information as to operating segments is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Net sales:
Endoscopy	$40,379,000	$27,108,000	$76,431,000	$46,808,000
Water Purification and Filtration	25,585,000	24,069,000	50,550,000	44,675,000
Healthcare Disposables	17,926,000	15,345,000	37,332,000	32,666,000
Dialysis	9,111,000	10,188,000	18,278,000	20,008,000
All Other	4,296,000	4,311,000	7,968,000	8,857,000
Total	$97,297,000	$81,021,000	$190,559,000	$153,014,000

Operating income:
Endoscopy	$8,457,000	$4,544,000	$14,234,000	$6,579,000
Water Purification and Filtration	2,879,000	1,903,000	5,562,000	3,615,000
Healthcare Disposables	2,613,000	1,748,000	5,609,000	4,618,000
Dialysis	2,158,000	2,690,000	4,361,000	5,263,000
All Other	(194,000)	295,000	(505,000)	875,000
	15,913,000	11,180,000	29,261,000	20,950,000
General corporate expenses	(2,752,000)	(2,321,000)	(5,320,000)	(4,277,000)
Interest expense, net	(976,000)	(243,000)	(1,977,000)	(465,000)
Other expense	(605,000)	—	(605,000)	—

Income before income taxes	$11,580,000	$8,616,000	$21,359,000	$16,208,000

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

Note 16.               Convertible Notes Receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note issued by BIOSAFE, in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surface. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we invested an additional $300,000 in notes of BIOSAFE in January 2010 bringing the aggregate investment in BIOSAFE notes to $500,000, as obligated under our agreement with BIOSAFE. We are not obligated to invest any additional funds.

The maturity date of the notes, originally June 30, 2011, and extended (through an amendment to the notes in June 2011) to December 31, 2011, was further extended (through an amendment to the notes in December 2011) to December 31, 2012 (“Maturity Date”). As

amended, the interest rate of the notes is 8% per annum through June 8, 2011 and 12% per annum thereafter. The entire principal amount and accrued interest are automatically payable in a newly-created series of preferred stock issued upon the closing of BIOSAFE’s next round financing on or before the Maturity Date (“Next Round Financing”) based on a conversion formula.

If the Next Round Financing fails to occur by the Maturity Date, the notes, both principal and interest, will be payable in cash and the automatic conversion will no longer apply. Additionally, during the 30-day period following the Maturity Date, we may elect to convert the principal and all accrued interest into shares of common stock of BIOSAFE at a price per share equal to 50% of the fair market value (the “Discount Rate”). The Discount Rate, originally 70% was reduced to 60% in connection with the initial amendment of the notes and further reduced to 50% in connection with the second amendment of the notes. No further interest will accrue if we make such election. As of February 29, 2012, the Next Round Financing has not occurred.

In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation.

This investment, together with the accrued interest of $105,000, is included within other assets in our Condensed Consolidated Balance Sheets at July 31, 2011. At January 31, 2012, we evaluated this investment for potential impairment and determined that repayment of the notes and accrued interest was unlikely primarily due to BIOSAFE’s inability to obtain the Next Round Financing and our assessment of BIOSAFE’s going concern. Accordingly, we deemed the investment, together with accrued interest, fully impaired and recorded a loss of $605,000, which was recorded as other expense and a reduction in other assets in the Condensed Consolidated Financial Statements.  In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on the loss relating to the impairment of this investment.

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

Results of Operations provides a discussion of the consolidated results of operations for the three and six months ended January 31, 2012 compared with the three and six months ended January 31, 2011.

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

Significant Activity

(i)                              For the three and six months ended January 31, 2012 compared with the three and six months ended January 31, 2011, net sales increased by 20.1% and 24.5%, respectively, and net income increased by 27.5% and 26.4%, respectively, to record levels for a three and six month period. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 70% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    increased sales and net income, inclusive of acquisition related costs, acquisition related fair value adjustments and higher interest expense, as a result of our acquisition of the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), which is included in our Endoscopy segment, as more fully described in Note 3 to the Condensed Consolidated Financial Statements,

•                                    significant increases in sales volume of endoscope reprocessing consumable products and services as a result of the increased field population of equipment,

•                                    improved sales and profitability in our Water Purification and Filtration segment primarily relating to increased sales of our capital equipment and service in the dialysis industry and the impact of our acquisition of the United States water purification business of Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (the “Gambro Business” or the “Gambro Acquisition”) on October 6, 2010, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, and

•                                    improved sales and profitability in our Healthcare Disposables segment due to increased demand for our face masks and sterilization accessories.

The above factors were partially offset by:

•                                    decreases in net sales and profitability in our Therapeutic Filtration, Chemistries and Dialysis operating segments,

•                                    increased investment in research and development activities and

•                                    the impairment of an investment, as more fully described in Note 16 to the Condensed Consolidated Financial Statements and elsewhere in this MD&A.

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

(iii)                        On August 1, 2011 our Minntech subsidiary acquired the business and substantially all of the assets of BMI, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Certain components of the acquisition’s purchase price were recorded at fair value and will be continually re-measured at each balance sheet date, which has the potential for creating earnings volatility in the future as further described elsewhere in this MD&A and in Notes 3 and 7 to the Condensed Consolidated Financial Statements.

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

(vi)                         The Company issued 9,955,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012, as more fully described elsewhere in this MD&A.

(vii)                      On October 21, 2011, we announced an increase in the semiannual cash dividend to $0.0467 per share ($0.07 per share on a pre-split basis) of outstanding common stock, which was paid on January 31, 2012 to shareholders of record at the close of business on January 17, 2012, as more fully described elsewhere in this MD&A.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the acquisition of the Byrne Medical Business was completed on August 1, 2011, its results of operations are included in our results of operations for the three and six months ended January 31, 2012 and are excluded from the three and six months ended January 31, 2011.

Since the acquisition of the ConFirm Monitoring Business was consummated on February 11, 2011, its results of operations are included in our results of operations for the three and six months ended January 31, 2012 and are excluded from the three and six months ended January 31, 2011.

Since the Gambro Acquisition was completed on October 6, 2010, its results of operations are included in our results of operations for the three and six months ended January 31, 2012, the three months ended January 31, 2011 and the portion of the six months ended January 31, 2011 subsequent to its acquisition date.

The following discussion should also be read in conjunction with our 2011 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2012		2011		2012		2011
	(Dollar Amounts in Thousands)
	$	%	$	%	$	%	$	%

Endoscopy	$40,379	41.5	$27,108	33.5	$76,431	40.1	$46,808	30.6
Water Purification and Filtration	25,585	26.3	24,069	29.7	50,550	26.5	44,675	29.2
Healthcare Disposables	17,926	18.4	15,345	18.9	37,332	19.6	32,666	21.3
Dialysis	9,111	9.4	10,188	12.6	18,278	9.6	20,008	13.1
All Other	4,296	4.4	4,311	5.3	7,968	4.2	8,857	5.8
	$97,297	100.0	$81,021	100.0	$190,559	100.0	$153,014	100.0

Net Sales

Net sales increased by $16,276,000, or 20.1%, to $97,297,000 for the three months ended January 31, 2012 from $81,021,000 for the three months ended January 31, 2011.

Net sales increased by $37,545,000, or 24.5%, to $190,559,000 for the six months ended January 31, 2012 from $153,014,000 for the six months ended January 31, 2011.

The increase in net sales for the three and six months ended January 31, 2012 was principally attributable to increases in sales of endoscopy products and services, healthcare disposables products and water purification and filtration products and services, partially offset by decreases in sales of dialysis products, and with the respect to the six months ended January 31, 2012 therapeutic filtration products.

Net sales of endoscopy products and services increased by $13,271,000, or 49.0%, and $29,623,000, or 63.3%, for the three and six months ended January 31, 2012, respectively, compared with the three and six months ended January 31, 2011, primarily due to (i) net sales for the three and six months ended January 31, 2012 of $12,147,000 and $23,639,000, respectively, due to the acquisition of the Byrne Medical Business on August 1, 2011 and (ii) increases in demand in the United States for our disinfectants, service, consumables and equipment accessories due to the significant increase in the installed base of endoscope reprocessing equipment as a result of our previous investments in new product offerings and sales and marketing programs. Additionally, demand for our endoscope reprocessing equipment had been elevated during the second half of fiscal 2011 and the three months ended October 31, 2011 partially due to regulatory issues experienced by a major competitor. During the three months ended January 31, 2012, this elevated level of capital equipment sales began to return to a level that existed prior to the second half of fiscal 2011. However, we expect disinfectants, service, consumables and equipment accessories to continue to benefit from the increased installed base of endoscope reprocessing equipment. Partially offsetting these increases were lower selling prices, which adversely impacted net sales for the three and six months ended January 31, 2012 by approximately $105,000 and $600,000, respectively.

Net sales of healthcare disposables products increased by $2,581,000, or 16.8%, and $4,666,000, or 14.3%, for the three and six months ended January 31, 2012, respectively, compared with the three and six months ended January 31, 2011, principally due to (i) incremental net sales of approximately $1,197,000 and $2,205,000 for the three and six months ended January 31, 2012, respectively, attributable to the prior year acquisition of the ConFirm Monitoring Business on February 11, 2011, (ii) an increase in customer demand for our face masks and sterilization accessories and (iii) higher selling prices, which favorably impacted net sales for the three and six months ended January 31, 2012 by approximately $311,000 and $921,000, respectively, and were implemented to offset the rising cost of raw materials.

Net sales of water purification and filtration products and services increased by $1,516,000, or 6.3%, and $ 5,875,000, or 13.2%, for the three and six months ended January 31, 2012, respectively, compared with the three and six months ended January 31, 2011, primarily due to (i) incremental net sales attributable to the prior year acquisition of the Gambro Business on October 6, 2010, (ii) increases in demand for our capital equipment and service in the dialysis industry and (iii) higher selling prices of our water purification products and services, which favorably impacted net sales for the three and six months ended January 31, 2012 by approximately $670,000 and $1,160,000, respectively. Partially offsetting these increases was a decrease in demand for capital equipment used for commercial and industrial applications.

Net sales of dialysis products and services decreased by 10.6% and 8.6% for the three and six months ended January 31, 2012, respectively, compared with the three and six months ended January 31, 2011 primarily due to (i) the expected adverse impact of losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic customers as a result of the highly competitive and price sensitive market for this lower margin commodity product and (ii) a decrease in demand in the United States (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our Renatron dialyzer reprocessing equipment, sterilants and reprocessing supplies. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our lower margin dialysate concentrate product in the future as we elect not to pursue unprofitable concentrate sales. Furthermore, Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States, manufactures dialysate concentrate themselves and no longer purchases that product from us. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius, a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a market-by-market basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A further decrease in the market for dialysis concentrate and reprocessing products is likely to result in continued loss of net sales and a lower level of profitability in this segment in the future. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales. Changes in selling prices of our dialysis products did not have a significant effect on net sales for the three and six months ended January 31, 2012 compared with the three and six months ended January 31, 2011.

Net sales in the All Other reporting segment was comparable for the three months ended January 31, 2012 compared with the three months ended January 31, 2011, and decreased by $889,000, or 10.0%, for the six months ended January 31, 2012 compared with the six months ended January 31, 2011. The decrease was primarily the result of a decrease of $680,000 in net sales in our Therapeutic Filtration operating segment due to (i) a decrease in international demand for our hemofilter products (a device used to perform hemofiltration in a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis) and (ii) a reduction in higher margin sales in the United States of filters manufactured by us on an OEM basis for a single customer’s hydration system as a result of our customer phasing out the use of our filters in the prior year. Increases in selling prices of our therapeutic filtration, specialty packaging and chemistries products did not have a significant effect on net sales in the All Other segment for the three and six months ended January 31, 2012 compared with the three and six months ended January 31, 2011. The decrease in net sales of our Therapeutic Filtration operating segment along with increased selling expenses in our Chemistries segment were the primary contributors to the significant decrease in operating income in the All Other reporting segment.

Gross profit

Gross profit increased by $9,429,000, or 30.0%, to $40,821,000 for the three months ended January 31, 2012 from $31,392,000 for the three months ended January 31, 2011. Gross profit as a percentage of net sales for the three months ended January 31, 2012 and 2011 was 42.0% and 38.7%, respectively.

Gross profit increased by $19,187,000, or 32.2%, to $78,771,000 for the six months ended January 31, 2012 from $59,584,000 for the six months ended January 31, 2011. Gross profit as a percentage of net sales for the three months ended January 31, 2012 and 2011 was 41.3% and 38.9%, respectively.

Gross profit as a percentage of net sales for the three and six months ended January 31, 2012 increased compared with the three and six months ended January 31, 2011 primarily due to (i) the acquisition of the Byrne Medical Business, which contributed $8,013,000 and $14,829,000 in gross profit (but was adversely impacted by a $893,000 one-time acquisition accounting charge related to the acquired inventory during the first half of the six months ended January 31, 2012), and as a percentage of net sales was 66.0% and 62.7% for the three and six months ended January 31, 2012, respectively, and (ii) more favorable sales mix due to increases in sales volume of certain higher margin products such as sterilants in our Endoscopy segment and face masks in our Healthcare Disposables segment. These favorable factors were partially offset by an increase in raw materials and distribution costs primarily in our Healthcare Disposables segment due to the higher price of oil.

We cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by price competition in certain of our segments such as Healthcare Disposables, Endoscopy and Dialysis, (ii) by uncertainties associated with our product mix, (iii) if raw materials and distribution costs increase and we are unable to implement price increases or (iv) by the impact of legislation relating to the Patient Protection and Affordable Health Care Act and the Health Care Education Reconciliation Act which provides for a 2.3% annual excise tax on the sales of certain medical devices in the United States commencing in January 2013. Additionally, despite expensive shipping costs, some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior to similar products produced in China and Southeast Asia, we expect to experience significant pricing pressure that will adversely affect our gross profit in the future in our Healthcare Disposables segment as a result of low cost competition from products produced in China and Southeast Asia.

Operating Expenses

Selling expenses increased by $2,478,000, or 23.0%, to $13,270,000 for the three months ended January 31, 2012 from $10,792,000 for the three months ended January 31, 2011. For the six months ended January 31, 2012, selling expenses increased by $5,770,000, or 28.3%, to $26,193,000 from $20,423,000 for the six months ended January 31, 2011. These increases were primarily due to the inclusion of $2,708,000 and $5,148,000 of selling expenses relating to the Byrne Medical Business for the three and six months ended January 31, 2012, respectively.

Selling expenses as a percentage of net sales were 13.6% and 13.3% for the three months ended January 31, 2012 and 2011, respectively, and 13.7% and 13.3% for the six months ended January 31, 2012 and 2011, respectively. The increase in our selling expense as a percentage of net sales was primarily attributable to the inclusion of the higher selling cost structure of the Byrne Medical Business operation.

General and administrative expenses increased by $1,786,000, or 17.3%, to $12,092,000 for the three months ended January 31, 2012, from $10,306,000 for the three months ended January 31, 2011, primarily due to (i) the inclusion of $1,529,000 of general and administrative expenses relating to the Byrne Medical Business, which includes approximately $904,000 in amortization of intangible assets, partially offset by a $523,000 reduction in expenses relating to fair value adjustments of contingent consideration and a price floor financial instrument as further described in Notes 3 and 7 to the Condensed Consolidated Financial Statements and (ii) approximately $537,000 in compensation expense (exclusive of the acquired Byrne Medical Business) relating to annual salary raises, additional administrative personnel, employee benefit costs and stock-based compensation expense, including $309,000 in additional stock-based compensation related to an employment termination which required us to accelerate the vesting of certain stock options and restricted shares.

General and administrative expenses increased by $4,770,000, or 24.6%, to $24,194,000 for the six months ended January 31, 2012, from $19,424,000 for the six months ended January 31, 2011, primarily due to (i) the inclusion of $3,573,000 of general and administrative expenses relating to the Byrne Medical Business, which includes approximately $1,809,000 in amortization of intangible assets and $626,000 in acquisition related expenses, partially offset by a $1,005,000 reduction in expenses relating to fair value adjustments of contingent consideration and a price floor financial instrument as further described in Notes 3 and 7 to the Condensed Consolidated Financial Statements and (ii) approximately $1,337,000 in compensation expense (exclusive of the acquired Byrne Medical Business) relating to annual salary raises, additional administrative personnel, employee benefit costs and stock-based compensation expense, including $309,000 in additional stock-based compensation related to an employment termination which required us to accelerate the vesting of certain stock options and restricted shares.

General and administrative expenses as a percentage of net sales were 12.4% and 12.7% for the three months ended January 31, 2012 and 2011, respectively, and 12.7% for both the six months ended January 31, 2012 and 2011.

Research and development expenses (which include continuing engineering costs) increased by $863,000, or 60.1%, to $2,298,000 for the three months ended January 31, 2012 from $1,435,000 for the three months ended January 31, 2011. For the six months ended January 31, 2012, research and development expenses increased by $1,379,000, or 45.0%, to $4,443,000 from $3,064,000 for the six months ended January 31, 2011. These increases were primarily due to development work on certain new products in our Endoscopy segment. For the remainder of fiscal 2012, we intend to continue our acceleration of investments in research and development.

Interest

Interest expense increased by $738,000 to $1,000,000 for the three months ended January 31, 2012 from $262,000 for the three months ended January 31, 2011. For the six months ended January 31, 2012, interest expense increased by $1,528,000 to $2,031,000, from $503,000 for the six months ended January 31, 2011.  These increases were primarily due to increases in average outstanding borrowings and average interest rates relating to the August 1, 2011 acquisition of the Byrne Medical Business, as further described elsewhere in this MD&A and in Notes 3 and 10 to the Condensed Consolidated Financial Statements.

Interest income increased by $5,000 to $24,000 for the three months ended January 31, 2012, from $19,000 for the three months ended January 31, 2011. For the six months ended January 31, 2012, interest income increased by $16,000 to $54,000, from $38,000 for the six months ended January 31, 2011.

Other expense

For the three and six months ended January 31, 2012, a $605,000 loss was recorded in other expense relating to the impairment of our investment in senior subordinated convertible promissory notes issued by BIOSAFE, Inc. (“BIOSAFE”), as more fully described elsewhere in this MD&A.

Income taxes

The consolidated effective tax rate was 36.7% and 34.0% for the six months ended January 31, 2012 and 2011, respectively. The increase in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and the unfavorable impact of recording a loss relating to the impairment of an investment, as described below.

The majority of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.3% and 35.5% for the six months ended January 31, 2012 and 2011, respectively. Approximately 97% of our income before income taxes was generated from our United States operations for the six months ended January 31, 2012 compared with approximately 90% of our income before income taxes in the prior year period. In addition, due to the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on the loss relating to the impairment of our BIOSAFE investment, as more fully described elsewhere in this MD&A, thereby adversely affecting our overall United States effective tax rate for the six months ended January 31, 2012.

Approximately 2% of our income before income taxes was generated from our Canadian operations for the six months ended January 31, 2012 compared with approximately 7% of our income before income taxes in the prior year period. Our Canadian operations had an overall effective tax rate of 27.9% and 28.3% for the six months ended January 31, 2012 and 2011, respectively. The low overall effective tax rates for both periods were due to the low corporate tax structure in Canada.

For the six months ended January 31, 2012, approximately 1% of our income before income taxes was generated from our operations in Singapore, a country with a low corporate tax structure, compared with approximately 2% of our income before income taxes for the six months ended January 31, 2011. The overall effective tax rate for our Singapore operation was 18.6% and 14.2% for the six months ended January 31, 2012 and 2011, respectively.

Our subsidiary in Japan generated a small profit for the six months ended January 31, 2012 compared with a profit that was approximately 1% of our income before income taxes for the six months ended January 31, 2011. Due to the existence of net operating loss carryforwards, we recorded no income taxes for the six months ended January 31, 2012 and 2011, which had a more favorable impact on our consolidated effective tax rate in the prior year due to the larger profit generated by our Japan subsidiary for the six months ended January 31, 2011.

The results of operations for our Netherlands subsidiary did not have a significant impact on our overall effective tax rate for the six months ended January 31, 2012 and 2011 due to the size of income before income taxes generated from this operation.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2010	$208,000
Increase for current period tax position	124,000
Lapse of statute of limitations	(141,000)
Unrecognized tax benefits on July 31, 2011	191,000
Activity during the six months ended January 31, 2012	—
Unrecognized tax benefits on January 31, 2012	$191,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Cost of sales	$57,000	$32,000	$90,000	$70,000
Operating expenses:
Selling	113,000	101,000	191,000	216,000
General and administrative	1,199,000	777,000	2,012,000	1,381,000
Research and development	13,000	7,000	20,000	15,000
Total operating expenses	1,325,000	885,000	2,223,000	1,612,000
Stock-based compensation before income taxes	1,382,000	917,000	2,313,000	1,682,000
Income tax benefits	(495,000)	(333,000)	(826,000)	(608,000)
Total stock-based compensation expense, net of tax	$887,000	$584,000	$1,487,000	$1,074,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.03	$0.02	$0.06	$0.04

Diluted	$0.03	$0.02	$0.05	$0.04

The above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense. In January 2012, in connection with an employment termination, we were required to accelerate the vesting of certain stock options and restricted shares resulting in an additional $309,000 of stock-based compensation expense recorded in general and administrative expenses in the Condensed Consolidated Statements of Income for the three and six months ended January 31, 2012.

The stock-based compensation expense recorded in the Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards, accelerated vesting related to certain employment terminations and assumptions used in determining estimated forfeitures. We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. If the market price of our common stock increases or factors change and we employ different assumptions in the application of Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), the compensation expense that we would record for future stock awards may differ significantly from what we have recorded in the current period.

All of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At January 31, 2012, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $6,048,000 with a remaining weighted average period of 20 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable, with differences between actual tax deductions and the previously recorded long-term deferred income tax assets recorded as additional paid-in capital. For the six months ended January 31, 2012 and 2011, such income tax deductions reduced income taxes payable by $1,496,000 and $833,000, respectively, and increased additional paid-in capital by $662,000 and $232,000.

We classify the cash flows resulting from excess tax benefits as financing cash flows on our Condensed Consolidated Statements of Cash Flows. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award is granted.

Liquidity and Capital Resources

Working capital

At January 31, 2012, our working capital was $71,001,000, compared with $67,913,000 at July 31, 2011.

Cash flows from operating activities

Net cash provided by operating activities was $19,838,000 and $11,374,000 for the six months ended January 31, 2012 and 2011, respectively. For the six months ended January 31, 2012, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and a decrease in accounts receivable (due to strong collections of receivables in the Endoscopy segment), partially offset by a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation and vendor payments) and increases in inventories (due to planned strategic increases in stock levels of certain products primarily in our Endoscopy and Water Purification and Filtration segments).

For the six months ended January 31, 2011, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and an increase in accounts payable and other current liabilities (due primarily to the timing associated with vendor and incentive compensation payments), partially offset by an increase in accounts receivable (primarily due to strong sales of Endoscopy products and services in the three months ended January 31, 2011).

Cash flows from investing activities

Net cash used in investing activities was $98,857,000 and $24,538,000 for the six months ended January 31, 2012 and 2011, respectively. For the six months ended January 31, 2012, the net cash used in investing activities was primarily for the acquisition of the Byrne Medical Business and to a lesser extent, capital expenditures. For the six months ended January 31, 2011, the net cash used in investing activities was primarily for the acquisition of Gambro Water as well as capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $82,445,000 and $6,566,000 for the six months ended January 31, 2012 and 2011, respectively. For the six months ended January 31, 2012, the net cash provided by financing activities was due primarily to borrowings under our credit facilities relating to the acquisition of the Byrne Medical Business and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities and the payment of a dividend to our shareholders. For the six months ended January 31, 2011, the net cash provided by financing activities was due primarily to a borrowing under our revolving credit facility relating to the Gambro Acquisition and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities and the payment of a dividend to our shareholders.

Dividends

On October 21, 2011, we announced an increase in the semiannual cash dividend to $0.0467 per share ($0.07 per share on a pre-split basis) of outstanding common stock, which was paid on January 31, 2012 to shareholders of record at the close of business on January 17, 2012. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

On February 1, 2012, the Company issued 9,955,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012.

Long-term contractual obligations

As of January 31, 2012, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$5,000	$10,000	$10,000	$10,000	$10,000	$63,000	$108,000
Expected interest payments under the credit facilities (1)	1,592	2,957	2,654	2,351	2,048	5	11,607
Minimum commitments under noncancelable operating leases	1,726	2,962	2,583	2,014	1,244	5,112	15,641
Deferred compensation and other	48	36	35	36	36	93	284
Acquisitions payable	1,372	1,700	1,200	1,795	—	—	6,067
Compensation agreements	1,429	2,055	450	150	150	75	4,309
Total contractual obligations	$11,167	$19,710	$16,922	$16,346	$13,478	$68,285	$145,908

(1) The expected interest payments under the term and revolving credit facilities reflect interest rates of 3.03% and 2.99%, respectively, which were our weighted average interest rates on outstanding borrowings at January 31, 2012.

New U.S. Credit Agreement

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to approximately $1,240,000 at January 31, 2012.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New

U.S. Credit Agreement (“Consolidated EBITDA”). At February 29, 2012, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.26% to 0.90%. The margins applicable to our outstanding borrowings were 1.25% above the lender’s base rate or 2.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at February 29, 2012.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our term credit facility, the interest rate swap will be for the period beginning August 8, 2012 and ending July 31, 2015 initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule and the fixed interest cash flow will be at a one month LIBOR rate of 0.664%. With respect to our revolving credit facility, the interest rate swap will be for the period beginning August 8, 2012 and ending January 31, 2014 initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000 and the fixed interest cash flow will be at a one month LIBOR rate of 0.496%. The New U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.40% at February 29, 2012.

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

On January 31, 2012, we had $108,000,000 of outstanding borrowings under the New U.S. Credit Agreement, which consisted of $45,000,000 and $63,000,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $37,000,000 was available to be borrowed under our Revolving Credit Facility.  In February, we repaid an additional $1,000,000 under the Revolving Credit Facility decreasing our total outstanding borrowings to $107,000,000 at February 29, 2012.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Deferred compensation and other

Deferred compensation and other includes deferred compensation arrangements for certain former Minntech directors and officers and is recorded in other long-term liabilities.

Acquisitions payable

In connection with the acquisition of the Gambro Business, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, a portion of the purchase price amounting to $3,100,000 is payable in six equal quarterly payments beginning January 2011 and ending April 2012. As of January 31, 2012, $517,000 of the $3,100,000 remains payable. In addition, in connection with the acquisition of ConFirm, as further described in Notes 3 and 7 to the Condensed Consolidated Financial Statements, contingent consideration of $855,000 is payable based on the achievement of a contractually specified sales level for the one year period ended January 31, 2012.

In connection with the acquisition of the Byrne Medical Business, we estimated $2,900,000 at January 31, 2011 as the fair value of contingent consideration payable over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. In addition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at January 31, 2012, we have estimated $1,795,000 as the fair value of this payable at July 31, 2014, as more fully described in Notes 3 and 7 to the Condensed Consolidated Financial Statements.

Compensation agreements

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

Convertible Note Receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note issued by BIOSAFE, in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surface. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we invested an additional $300,000 in notes of BIOSAFE in January 2010 bringing the aggregate investment in BIOSAFE notes to $500,000, as obligated under our agreement with BIOSAFE. We are not obligated to invest any additional funds.

The maturity date of the notes, originally June 30, 2011, and extended (through an amendment to the notes in June 2011) to December 31, 2011, was further extended (through an amendment to the notes in December 2011) to December 31, 2012 (“Maturity Date”). As amended, the interest rate of the notes is 8% per annum through June 8, 2011 and 12% per annum thereafter. The entire principal amount and accrued interest are automatically payable in a newly-created series of preferred stock issued upon the closing of BIOSAFE’s next round financing on or before the Maturity Date (“Next Round Financing”) based on a conversion formula.

If the Next Round Financing fails to occur by the Maturity Date, the notes, both principal and interest, will be payable in cash and the automatic conversion will no longer apply. Additionally, during the 30-day period following the Maturity Date, we may elect to convert the principal and all accrued interest into shares of common stock of BIOSAFE at a price per share equal to 50% of the fair market value (the “Discount Rate”). The Discount Rate, originally 70% was reduced to 60% in connection with the initial amendment of the notes and further reduced to 50% in connection with the second amendment of the notes. No further interest will accrue if we make such election. As of February 29, 2012, the Next Round Financing has not occurred.

In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation.

This investment, together with the accrued interest of $105,000, is included within other assets in our Condensed Consolidated Balance Sheets at July 31, 2011. At January 31, 2012, we evaluated this investment for potential impairment and determined that repayment of the notes and accrued interest was unlikely primarily due to BIOSAFE’s inability to obtain the Next Round Financing and our assessment of BIOSAFE’s going concern. Accordingly, we deemed the investment, together with accrued interest, fully impaired and recorded a loss of $605,000, which was recorded as other expense and a reduction in other assets in the Condensed Consolidated Financial Statements.  In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on the loss relating to the impairment of this investment.

Financing needs

Although most of our operating segments generate significant cash from operations, our Endoscopy, Healthcare Disposables, Dialysis and Water Purification and Filtration segments are the largest generators of cash. At January 31, 2012, we had a cash balance of $21,689,000, of which $3,118,000 was held by foreign subsidiaries. Such foreign cash is needed by our foreign subsidiaries for working capital purposes. Accordingly, such amount is considered to be indefinitely reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New U.S. Credit Agreement will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At February 29, 2012, $38,000,000 was available under our New U.S. Credit Agreement. In addition, subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the New U.S. Credit Agreement by an aggregate amount not to exceed $50,000,000 without the consent of the lenders.

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

Changes in the value of the Euro, British pound and Singapore dollar against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros, British pounds or Singapore dollars but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2011 Form 10-K and therefore are impacted by changes in the Euro exchange rate relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the Euro relative to the United States dollar, (iii) the British pound relative to the United States dollar and (iv) the Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, Euros, British pounds and Singapore dollars forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $3,586,000 at February 29, 2012, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on March 31, 2012. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. In accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”), such foreign currency forward contracts are designated as hedges. Gains and losses related to these hedging contracts to buy Canadian dollars, Euros, British pounds and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and six months ended January 31, 2012, such forward contracts partially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2012, compared with the three and six months ended January 31, 2011, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three and six months ended January 31, 2012 compared with the three and six months ended January 31, 2011.

For purposes of translating the balance sheet at January 31, 2012 compared with July 31,

2011, the total of the foreign currency movements resulted in a foreign currency translation loss of $961,000, net of tax, for the six months ended January 31, 2012, thereby decreasing stockholders’ equity.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates are provided for as a reduction of sales at the time of revenue recognition and amounted to $949,000 and $1,892,000 for the three and six months ended January 31, 2012, and $590,000 and $1,325,000 for the three and six months ended January 31, 2011, respectively. The increase in rebates for the three and six months ended January 31, 2012 is primarily due to increased sales volume in our Endoscopy segment. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

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

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including customer relationships, technology, brand names, non-compete agreements and patents, are amortized using the straight-line method over their estimated useful lives which range from 2 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Our management is responsible for determining if impairment exists and considers a number of factors, including third-party valuations, when making these determinations. Accounting rules permit a company to carry forward a detailed determination of a reporting unit’s fair value from one year to the next if the following criteria are met: (i) the assets and liabilities of each reporting unit have not changed significantly from the prior year, (ii) the fair value of each reporting unit in the prior year significantly exceeded the carrying value, and (iii) the likelihood that the carrying value of each reporting unit this year would be less than the fair value is remote. At July 31, 2011, because these criteria were met for certain of our reporting units, we carried forward the results of our July 31, 2010 fair value estimates for our Endoscopy, Healthcare Disposables, Dialysis and Therapeutic Filtration operating segments and performed detailed reviews on the Water Purification and Filtration (due to the increase in assets related to the Gambro Acquisition), Specialty Packaging (due to its fair value exceeding it carrying value by only a modest amount in the prior year) and Chemistries (since this operating segment was newly created in fiscal 2010) operating segments. In performing a detailed review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using average fair value results of the market multiple and discounted cash flow methodologies, as well as the comparable transaction methodology when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management compares the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2011, management concluded that none of our intangible assets or goodwill was impaired. On January 31, 2012, management concluded that no events or changes in circumstances have occurred during the six months ended January 31, 2012 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2011, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average fair value that exceeded book value by approximately 28%. Goodwill relating to our Specialty Packaging reporting unit was $7,143,000 at January 31, 2012. If future operating results and cash flows in this segment are significantly less than forecasted, a portion of such goodwill may become impaired.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On January 31, 2012, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable, with the exception of the impairment of our BIOSAFE investment, as more fully described elsewhere in this MD&A.

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

The stock-based compensation expense recorded in our Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards, accelerated vesting related to certain employment terminations and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our common stock), the expected dividend yield (which historically has been 0% and is now approximately 0.2% as we began paying dividends in January 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2011 Form 10-K. Fluctuations in the rates of currency exchange between the United States dollar and the Canadian dollar had an insignificant impact for the three and six months ended January 31, 2012, compared with the three and six months ended January 31, 2011, upon our net income and had an adverse impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the Euro, British pound and Singapore dollar against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros, British pounds or Singapore dollars but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2011 Form 10-K and therefore are impacted by changes in the Euro exchange rate relative to the United States dollar. Fluctuations in the rates of currency exchange between the United States dollar and the Euro, British pound and Singapore dollar did not have a significant overall impact for the three and six months ended January 31, 2012, compared with the three and six months ended January 31, 2011, upon our net income and stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the Euro relative to the United States dollar, (iii) the British pound relative to the United States dollar and (iv) the Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, Euros, British pounds and Singapore dollars forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $3,119,000 at January 31, 2012, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on February 29, 2012. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three and six months ended January 31, 2012, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Minntech’s Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar during the three and six months ended January 31, 2012, compared with the three and six months ended January 31, 2011, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounts for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income for the three and six months ended January 31, 2012, compared with the three and six months ended January 31, 2011, and an adverse impact upon stockholders’ equity primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar from July 31, 2011 to January 31, 2012.

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

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our term credit facility, the interest rate swap will be for the period beginning August 8, 2012 and ending July 31, 2015 initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule and the fixed interest cash flow will be at a one month LIBOR rate of 0.664%. With respect to our revolving credit facility, the interest rate swap will be for the period beginning August 8, 2012 and ending January 31, 2014 initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000 and the fixed interest cash flow will be at a one month LIBOR rate of 0.496%. Therefore, we are substantially protected from exposure associated with increasing LIBOR rates in future years.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

November	2,957	$18.42	—	—
December	—	—	—	—
January	49,263	21.00	—	—
Total	52,220	$20.86	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company relating to cashless exercise of stock options and to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

10.1	- Cantel Medical Corp. 2006 Equity Incentive Plan, as amended.

31.1	- Certification of Principal Executive Officer.

31.2	- Certification of Principal Financial Officer.

32	- Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

- Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at January 31, 2012 and July 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2012 and 2011 and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: March 12, 2012

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller