Form 10-K
period 2012-07-31
CANTEL MEDICAL CORP
filed 2012-10-15
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $460,901,052.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on September 14, 2012: 27,117,182.

Documents incorporated by reference:  Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2012 Annual Meeting of Stockholders of Registrant.

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

•                  our continuing loss of dialysate concentrate business

•                  our dependence on a concentrated number of customers in three of our largest segments

•                  the volatility of fuel and oil prices on our raw materials and distribution costs

•                  the acquisition of new businesses and successfully integrating and operating such businesses

•                  the impact of U.S. health care reform legislation and other health care policy changes, including the imposition of significant new taxes on medical device makers in the form of a 2.3% excise tax on U.S. medical device sales beginning in January 2013

•                  the adverse impact of increased competition on selling prices and our ability to compete effectively

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

PART I

Item 1.                                                        BUSINESS.

General

We are a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes.  Beginning in August 2011, this segment also offers disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.  See “- Fiscal 2012 Acquisition — Acquisition of Byrne Medical, Inc. Disposable Endoscopy Products Business.”

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

•                     Healthcare Disposables: Single-use, infection prevention and control healthcare products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants. This segment also offers both a mail-in service and in-office spore test kits for healthcare professionals to verify the performance of their sterilizers.

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

Fiscal 2012 Acquisition

Acquisition of Byrne Medical, Inc. Disposable Endoscopy Products Business

On August 1, 2011 our subsidiary Medivators Inc. (f/k/a Minntech Corporation) (“Medivators”) acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), a privately owned, Texas-based company that designed, manufactured and sold an innovative array of disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures. Excluding acquisition-related costs of approximately $1,099,000 (of which $626,000 and $473,000 was recorded in general and administrative expenses in fiscals 2012 and 2011, respectively), we paid an aggregate purchase price of $99,361,000 (which reflects a $639,000 decrease resulting from a net asset value adjustment that was recorded as a reduction of goodwill in December 2011). The purchase price was comprised of $89,361,000 in cash and $10,000,000 in shares of Cantel common stock that is subject to both a multi-year lock-up and three-year price floor, as explained below and more fully described in Notes 3 and 6 to the Consolidated Financial Statements. After giving effect for the Company’s three-for-two stock split, the stock consideration consisted of 601,685 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($16.62). In addition, there is up to $10,000,000 in potential cash contingent consideration payable to BMI over two years based on the achievement by the acquired business (the “Byrne Medical Business” or the “Byrne Acquisition”) of certain targeted amounts of gross profit. A portion of the purchase price (including the stock consideration) was placed in escrow as security for indemnification obligations of BMI and its principal stockholder, Mr. Don Byrne. Subject to certain conditions and limitations, under the price floor referred to above, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). The Byrne Medical Business is included in our Endoscopy operating segment. See “—Reporting Segments-Endoscopy” and Note 3 to the Consolidated Financial Statements.

In connection with the acquisition, we assumed certain liabilities of BMI including trade payables, sales commissions payable and ordinary course business liabilities. In addition, we purchased certain land and buildings utilized by the Byrne Medical Business from Byrne Investments LLC, an affiliate of Mr. Byrne, for $5,900,000.

Since the acquisition was completed on the first day of fiscal 2012, the results of operations of the Byrne Medical Business are included in our results of operations for fiscal 2012 but not included for any prior period reported herein.

Reporting Segments

The following table gives information as to the percentage of consolidated net sales accounted for by each of our reporting segments:

	Year Ended July 31,
	2012	2011	2010
	%	%	%

Endoscopy	39.7	31.9	23.9
Water Purification and Filtration	26.9	29.0	27.2
Healthcare Disposables	19.7	21.8	25.5
Dialysis	9.2	11.8	16.3
All Other	4.5	5.5	7.1
	100.0	100.0	100.0

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

Endoscopy

General

We design, develop, manufacture and sell endoscope reprocessing systems, sterilants, detergents, related supplies as well as various disposable endoscopy procedure products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures. Endoscopes are high value items that are re-used with multiple patients and procedures. Although endoscopes generally can be manually disinfected, there are many problems associated with such methods, including the lack of uniform disinfection procedures, personnel exposure to disinfectant fumes and incomplete rinsing that could result in disinfectant residue remaining in or on the endoscope. We believe our endoscope reprocessing systems offer several advantages over manual immersion in disinfectants. Our products, which meet rigorous high-level disinfection assurance standards and regulations, allow the safe and effective use of endoscopes in healthcare facilities throughout the world.

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

With the acquisition of the Byrne Medical Business on August 1, 2011, we have greatly expanded our hospital and clinic-based GI endoscopy business by entering the market for infection prevention and control products used in the endoscopy procedure room itself as opposed to our endoscope reprocessing business which addresses infection prevention and control after a procedure is completed. We now design, manufacture and sell an innovative array of disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal endoscopy procedures. Byrne Medical’s initial products pioneered the movement to disposable alternatives for reusable water bottles and irrigation tube sets used in GI endoscopy procedures.

Endoscopy Products and Services

Our Medivators endoscope reprocessing product portfolio represents the most comprehensive offering of capital equipment, chemistries, consumables and services that are used to pre-clean, leak test, clean and disinfect flexible endoscopes from the point of removal from a patient through utilization in the next patient procedure. Our product range addresses virtually every need and function to properly disinfect endoscopes from the time it is removed from one patient to the time it is used on the next patient.

Our Medivators line of endoscope reprocessing systems includes several automated systems, such as the ADVANTAGE® PLUS, DSD EDGE® and DSD-201 systems, which are microprocessor-controlled, dual-basin, asynchronous endoscope disinfection systems, and the SSD-102, which is a single-basin version of the DSD-201 system.  Our newest reprocessor to receive United States Food and Drug Administration (“FDA”) and Health Canada clearance is the DSD EDGE, a single-use chemistry version of the DSD-201. We also manufacture the Medivators CER series of countertop automated endoscope reprocessors and have just completed a major redesigned and upgraded countertop automated endoscope reprocessor called the CER OPTIMA. These products are more compact, less expensive single and dual endoscope disinfection units.

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

The ADVANTAGE PLUS, DSD EDGE, DSD-201, SSD-102 and CER Series systems are all CE(1) marked for sale in European markets. We also have clearance to sell the systems in certain Asian markets and Australia.

Our Medivators equipment product line also includes the state-of-the-art VERISCAN® LT endoscope leak detection device that provides customers with superior accuracy, complete automation and comprehensive electronic record keeping, and the SCOPE BUDDY® endoscope flushing aid, a device that minimizes the risk of worker repetitive motion injury associated with manual flushing of endoscopes, while increasing the consistency of cleaning results through standardization of the pre-cleaning process.

In connection with our endoscopy business, we manufacture RAPICIDE® glutaraldehyde-based high-level disinfectant and sterilant, which has FDA 510(k)(2) clearance for a high-level disinfection claim of five minutes at 35 degrees

(1) The CE marking (an acronym for the French conformité européenne) certifies that a product has met European Union (EU) health, safety and environmental requirements.  Many of our medical devices must meet CE marking requirements prior to commercial sale in Europe.

(2) Most medical devices sold by the Company require the submission of a Premarket Notification 510(k) to the FDA and clearance of the submission by the FDA prior to commercial distribution.

Celsius. RAPICIDE® has superior rinsibility which gives us a competitive market advantage. In fiscal 2011 we introduced RAPICIDE PA, a single-use peracetic acid-based high-level disinfectant, which has FDA 510(k) clearance for a high-level disinfection claim of five minutes at 30 degrees Celsius. The disinfection contact time for RAPICIDE® and RAPICIDE PA is currently one of the fastest available of any high-level disinfection product sold in the United States. We also sell ADASPOR® peracetic-acid based high-level disinfectant, manufactured by a third party in Europe, for the European and Asian markets that can be utilized in a wide variety of automated endoscope reprocessing systems.

Our product offerings also include INTERCEPT® detergent and wipes which are formulated especially for the cleaning and removal of biological and organic soils from medical device surfaces, including flexible endoscopes. When used regularly, INTERCEPT detergent and INTERCEPT wipes progressively remove built-up layers of biofilm from endoscope channels and exterior surfaces. Biofilms are an acknowledged concern in healthcare as potential sources of nosocomial infection agents (environmentally sourced microorganisms that can be transmitted to patients during procedures or treatment).

Our Endoscopy segment offers various preventative maintenance programs, repair services and user training programs to support the effective operation of reprocessing systems over their lifetime. Medivators field service personnel and international third-party distributors install, maintain, upgrade and repair equipment.

Since our acquisition of the Byrne Medical Business, we offer a line of disposable products designed to mitigate infection risks in the endoscopy arena.  These products include the ENDOGATOR® disposable GI endoscopy irrigation tubing product and the ENDO SMARTCAP® disposable sterile water bottle adaptor.  The ENDOGATOR tubing allows for 24-hour use without the need to repeatedly sterilize reusable irrigation tubing. The ENDO SMARTCAP adaptor provides a disposable sterile alternative to the reusable water bottle in GI endoscopy designed to minimize infection control risks that are associated with manual cleaning and sterilization of the water bottle and its associated connection to the endoscope. During fiscal 2012, the ENDO SMARTCAP and ENDOGATOR products have been combined into one innovative system, known as the ENDOGATOR HYBRID. Utilizing a single disposable water bottle both for irrigation and cleaning the lens of the scope, this system maintains the superior patient safety standards characterizing Medivators endoscopy procedure products.

Other important endoscopy procedure products are the sterile DEFENDO® Disposable Biopsy Valve for Olympus®, Fujinon® and Pentax® endoscopes, and single-use air/water and suction valves, all of which are used in GI endoscopy.

Marketing and Sales

We sell and service our Medivators endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables as well as our endoscopy procedure products through our own direct United States field sales and service organizations. Outside of the United States, these products are sold primarily through independent distribution partners in Europe, Canada, Asia, Australia and Latin America as well as our own sales and service organizations in the Netherlands and Singapore.

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

Purification systems can include combinations of proven treatment methods such as (i) carbon filtration, which removes chlorine and dissolved organic contamination by adsorption; (ii) reverse osmosis (RO), which is a filtration process that forces liquid through non-porous or semi-porous membranes to remove particles, microorganisms and dissolved minerals and organics; (iii) ultra-filtration, which removes bacteria, viruses and other ultrafine impurities from water using a membrane similar in design to a RO membrane; (iv) deionization, which is an ion exchange platform that requires resin regeneration (see “Service & Maintenance; Resin Regeneration” below); and (v) electro-deionization, which is a form of deionization that is based on the conductance of electrical charges. We have significant expertise in packaging these technologies to meet specific requirements of customers requiring high-purity water that is free of contamination.

We are the market leader in the supply of FDA 510(k) cleared water purification systems to the dialysis industry in North America. During fiscal 2012, approximately 72% of our sales in this segment were derived from sales and service to U.S. dialysis clinics.

Our growth in the Water Purification and Filtration segment, particularly in the medical/dialysis arena, over the past several years has been driven principally from acquisitions as well as new product introductions such as the heat sanitization water systems.

Water Purification Equipment

Our product line of water purification systems has been designed to produce biologically pure water targeted for use in the healthcare, life sciences, food and beverage, and commercial industrial markets. We have significant expertise in the design and manufacture of water treatment systems engineered to meet specific water requirements of the healthcare, life sciences and beverage industries. Such expertise includes water for hemodialysis and all grades of US Pharmacopeia (USP) water (i.e., water meeting the FDA enforced standards of the United States Pharmacopeia) including “USP Purified Water” which is a FDA requirement for the labeling of “purified” bottled water. We also package these same technologies and expertise in industrial designs to meet the requirements for high-purity water in the commercial industrial markets such as boiler feedwater production or high quality rinsewater production.

Our Biolab equipment line includes systems that utilize either chemical or heat disinfection to sanitize the equipment. Our HX product line provides total heat disinfection of the entire water purification system and water distribution loop. Heat disinfection is especially attractive to the life science marketplace, which requires the highest levels of biological purity. Heat sanitization is environmentally friendly and prevents the formation of dangerous biofilms. Heat disinfection has been used in the pharmaceutical industry for years and has been gaining increased acceptance in the dialysis market.

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

We also offer pretreatment equipment, lab water equipment, a full range of service deionization tanks and specific equipment designed to support the life sciences and industrial markets, including peripheral equipment such as carts, bicarbonate and acid delivery systems with central and single mix distribution units, and concentrate systems with central concentrate holding tanks.

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

Resin regeneration (also known as service deionization and carbon exchange) is the process in which cylinders (pressure vessels with an inlet connection and an outlet connection) are assembled, sanitized, and filled with ion exchange resin, which is processed using hydrochloric acid and caustic soda. These cylinders are connected to a customer’s water supply. As the water passes through the ion exchange resin beads, minerals are removed. When the electrical charge that is placed on the resin beads during the regeneration process is exhausted, the cylinders are exchanged for identical cylinders with regenerated resin. The cylinders with exhausted resin are returned by service personnel to one of our regeneration plants, and the resin is regenerated for use by the same or another customer. Customers are charged for each cylinder replacement.

Filtration

We offer a full line of filters utilizing hollow fiber membrane technology. The filters, sold under the FIBERFLO® capsule filters and FIBERFLO cartridge filters names, are utilized to remove impurities from liquid streams for a wide range of applications. We also added the POSICLEAR®(3) pleated filter as part of the Gambro product line acquisition, another FDA 510(k) cleared product for hemodialysis water filtration.  Such applications include the filtering of ultrapure water to remove bacteria and other contaminants in medical environments to provide protection for patients undergoing treatments that use ultrapure water. Our cartridge filters are validated to remove endotoxins in dialysis water, which is included in our registration of the filters as medical devices under FDA 510(k) regulations. The filters are also used in medical device reprocessing systems to help meet reprocessing water quality guidelines outlined by AAMI. In industrial applications, the filters are used to protect systems from contamination from particulates and microorganisms.

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

Sterilants

MINNCARE® cold sterilant is a liquid sterilant product used to sanitize and disinfect high-purity water systems. MINNCARE cold sterilant is based on our proprietary peracetic acid sterilant technology and is engineered to clean and disinfect RO membranes and associated water distribution systems. MINNCARE cold sterilant is widely used in the dialysis, medical, pharmaceutical and other industries to disinfect ultrapure water systems as part of overall procedures to control the contamination of systems by microorganisms and spores. ACTRIL® cold sterilant is a ready-to-use formulation of our proprietary peracetic acid based sterilant technology. It is used for surface disinfection in a variety of industries, including the medical and pharmaceutical industries. The sporicidal capabilities of ACTRIL cold sterilant make it an appropriate selection for sterile manufacturing facilities that require such sporicidal disinfection on a monthly basis.

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

Healthcare Disposables

We are a leading manufacturer and reseller of single-use, infection control healthcare products used principally in the dental office market. We offer a broad selection of core disposable products, comprising over 60 categories of dental merchandise, including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors and evacuators, germicidal wipes, plastic cups, surface barriers, eyewear, disinfectants and cleaners, hand care products, gloves, prophy angles, cotton products, needles and syringes, scalpels and blades, prophy pastes, and fluoride foams and gels. We also offer both a mail-in service and in-office spore test kits for healthcare professionals to verify the performance of their sterilizers in accordance with industry guidelines for daily or weekly testing.

We maintain a leading market position in the United States for face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, sterilization pouches, biological monitoring and plastic cups used in the dental market. Part of our strategy is to continue developing, licensing and/or acquiring branded products with a differentiated feature set, ideally patent protected.

(3) POSICLEAR is a trademark owned by Gambro that is exclusively licensed to us for use in the United States.

We have also experienced continued and improved market acceptance of our SURE-CHECK® sterilization pouches and COMFORT PLUS® saliva ejectors. The SURE-CHECK sterilization pouches are self-sealing pouches with a multi-variable (parameter) Class 4 chemical indicator ink printed on the pouch both internally and externally. This multi-variable chemical indicator is a sterility assurance monitoring device providing the user with a reliable visual indication that the conditions for sterilization occurred without having to insert a separate chemical indicator into the pouch itself. The chemical indicator on the pouch reacts to all three key sterilization parameters - time, temperature and presence of steam. The COMFORT PLUS saliva ejector uses a patented design featuring rounded edges, smooth surfaces and strategically placed suction ports that help to enhance patient comfort while protecting delicate mucosal tissue.

During fiscal 2011, the Company introduced an innovative earloop face mask under the SECUREFIT® name.  This product incorporates an aluminum strip on the bottom of the mask, allowing the wearer to adjust and enhance the closeness of the fit of the mask to the contour of their face, minimizing the gapping that can occur while wearing traditional earloop face masks.  This feature is available in our three American Society for Testing and Materials product performance classifications — Low (ISOFLUID®), Moderate (Procedural) and High (ULTRA®).

We believe that the concern generated over the novel H1N1 flu pandemic during fiscals 2010 and 2009, as well as the SARS outbreak in 2003, significantly increased awareness of the prevention and control of infectious diseases. We believe that we are well qualified to address the global need for face masks, disinfectants and other products relating to infection prevention and control, including flu preparedness. The outbreak and spread of the novel H1N1 flu in the United States resulted in significantly increased sales of our face masks during our fourth quarter of fiscal 2009 and the first and second quarters of fiscal 2010. Based on our significant manufacturing capability of face masks, we are well positioned to increase production of face masks should the need arise due to a recurrence of another pandemic flu or other outbreak of infectious disease.

Our healthcare disposable products are sold to approximately 350 wholesale customers in over 90 countries, but with a significant majority in the United States. The wholesalers generally include major healthcare distributors, group purchasing organizations and co-operatives that sell our products to dental practices as well as medical, veterinary and educational institutions. The majority of our healthcare disposable products are sold under the Crosstex brand name. For certain of our customers, we also produce private label products.

Dialysis

General

We design, develop, manufacture and sell reprocessing systems and sterilants for dialyzers (a device serving as an artificial kidney), as well as dialysate concentrates and supplies utilized for renal dialysis. Our products are sold in the United States and, to a significantly lesser extent, throughout the world. Our customer base is comprised of large and small dialysis chains as well as independent dialysis clinics. We sell products in the United States primarily through our own direct distribution network, and in many international markets either directly or under various third-party distribution agreements.

Dialyzer Reprocessing Products and Services

During dialysis, a dialyzer is used to filter fluids and wastes from a dialysis patient’s blood. Our dialyzer reprocessing products are limited to use by centers that choose to clean, disinfect and reuse dialyzers for the same patient, known as “dialyzer reuse,” rather than discard the dialyzers after a single use. Our products meet rigorous sterility assurance standards and regulations, thereby providing for the safe and effective reuse of dialyzers used in dialysis clinics.

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

Today, we believe that up to approximately one-third of all dialysis procedures in the United States reuse dialyzers, although there is no independent information available to verify that approximation. The shift from reusable to single-use dialyzers during the past decade is principally due to the decreasing cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. A continued decrease in dialyzer reuse in the United States in favor of single-use dialyzers would have an adverse effect on our business. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Dialysate Concentrates

Our renal dialysis treatment products include a line of acid and bicarbonate concentrates, referred to as dialysate concentrates, used by kidney dialysis centers to prepare dialysate, a chemical solution that draws waste products from the patient’s blood through a dialyzer membrane during the hemodialysis treatment. Dialysate concentrates are used in the dialysis process, whether single-use or reuse dialyzers are being utilized. These concentrates are freight sensitive and, due to the competitive landscape, carry overall lower gross margins in our product portfolio.

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

We also manufacture, market and sell a line of RENAFLO® II hemofilters. A hemofilter is a device that performs hemofiltration in a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis. The hemofilter removes water, waste products and toxins from the circulating blood of patients while conserving the cellular and protein content of the patient’s blood. Our hemofilter line features no-rinse, polysulfone hollow fiber filters that require minimal set-up time for healthcare professionals. The hemofilter is available in six different models to meet the clinical needs of neonatal through adult patients.

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

Our products include the SAF-T-TEMP® brand line of phase change materials (“PCM”) using both proprietary and licensed proprietary thermal technology for temperature-controlled shipments. These phase change materials help maintain thermally sensitive specimens and products, such as vaccines, pharmaceuticals and diagnostic reagents, within a discrete temperature range during shipment. The discipline of “Cold Chain Management” continues to grow as manufacturers of thermally sensitive pharmaceuticals and medical products, as well as clinical laboratories, search for more efficient and cost-effective methods to ensure the viability of their products and/or specimens in accordance with quality control standards.

In addition, to meet regulatory requirements that mandate shippers of infectious and biological substances to be trained and certified at least every two years or as often as regulations change, we offer a variety of training options allowing the customer to choose the method that best meets their needs. We provide open enrollment symposium-style training seminars in various cities, private seminar training at customers’ on-site locations, on-line webinars, as well as self-paced internet and DVD software. We offer our DVD software and internet training programs in English, French and Spanish.

Our customer base consists of medical research companies, diagnostic, clinical and university laboratories, pharmaceutical and biotechnology companies, United States and Canadian government agencies, hospitals and state public health departments. Our packaging, thermal and training products are distributed worldwide both directly and through third-party distributors.

Chemistries

Our Chemistries segment provides research and development and coordination of marketing strategies that capitalize on our portfolio of proprietary chemistries and formulation expertise. The group supports and drives the pipeline of new chemistry-based products for all of Cantel, manages and grows the existing OEM chemistry related businesses and is responsible for building business revenues in alternative markets that are not currently served by Cantel.

Our detergents and disinfectants are based upon a wide variety of chemicals and provide cleaning and disinfection in many healthcare environments. Peracetic acid represents one of the most effective chemistries in our portfolio, and we have recently launched a sterilization service business based upon a variation of this product. This service provides medical device, pharmaceutical and consumer product companies the capability to sterilize their products at room temperature with a rapid turnaround time. Our REVOXSM contract sterilization service is the only rapid turnaround, true room-temperature vapor sterilization (18 — 30°C) service for the medical, pharmaceutical and consumer products industries. The technology allows heat-sensitive devices to be sterilized without compromising materials compatibility, product quality or integrity, and also significantly reduces the preparation time of the sterilization process that is associated with other methods.

Government Regulation

Many of our products are subject to regulation by the FDA, which regulates the testing, manufacturing, packaging, distribution and marketing of our medical devices and water purification devices in the United States. Delays in FDA review can significantly delay new product introduction and may result in a product becoming “dated” or losing its market opportunity before it can be introduced. Certain of our products may also be regulated by other governmental or private agencies, including the Environmental Protection Agency (“EPA”), Underwriters Lab, Inc. (“UL”), and comparable agencies in certain foreign countries. The FDA and other agency clearances generally are required before we can market such new or significantly changed existing products in the United States or internationally. The FDA and certain other international governmental agencies also have the authority to require a recall or modification of products in the event of a defect.

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

In addition, many of our infection prevention and control products sold in Canada, Europe and Japan are subject to comparable regulations and requirements as those described above. International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. For example, since we sell our products in Europe, we were required to be certified as having a Quality System that meets the ISO 13485-2003 standard.

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

Our endoscope and dialyzer reprocessing products, as well as our Canadian water purification equipment manufacturing facility and many of our products manufactured in Canada, are subject to regulation by Health Canada — Therapeutic Products Directorate (“TPD”), which regulates the distribution and marketing of medical devices in Canada. Certain of such products may be regulated by other governmental or private agencies, including Canadian Standards Agency (“CSA”). TPD and other agency clearances generally are required before we can market new medical products in Canada. The Health Products and Food Branch Inspectorate (“HPFBI”) governs problem reporting, modifications and recalls. HPFBI also has the authority to require a recall or modification in the event of defect. In order to market our medical products in Canada, we hold a Medical Device Establishment License, as well as certain medical device licenses by product, as provided by HPFBI.

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

From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. For example, during fiscal 2008, we experienced unprecedented price increases in certain raw materials, including chemicals, paper and plastics (resins and bottles). In addition, we experienced significant difficulty in obtaining certain chemicals in fiscal 2008 due to apparent shortages by certain suppliers. Although we do not currently foresee extraordinary difficulty in obtaining the materials, sub-assemblies, components, or other supplies necessary for our business operations, we cannot predict if similar difficulties as those experienced in fiscal 2008 will occur again in the future, including further price increases, that may adversely affect our business.

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

As of September 14, 2012, we held 47 United States patents and 42 foreign patents, and had 14 United States patents and 26 foreign patents pending. The majority of our United States and foreign patents, for individual products, are effective for twenty years from the filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We believe that the patents in each of our segments are important. In addition, we license from independent third parties under certain patents, trade secrets and other intellectual property, the right to manufacture and sell our sterilants and RAPICIDE disinfectant (see “—Reporting Segments-Endoscopy”), water purification equipment using Gambro technology (see “—Reporting Segments-Water Purification and Filtration”) and phase change material products (see “—Reporting Segments-All Other-Specialty Packaging”). These licenses, each of which is long-term, are critical to our commercialization of those products.

Our products and services are sold around the world under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. As of September 14, 2012, we had a total of 445 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as 36 trademark applications pending worldwide.

Seasonality

Our businesses generally are not seasonal in nature.

Principal Customers

None of our customers accounted for 10% or more of our consolidated net sales during fiscal 2012, except for DaVita Inc. (“DaVita”), which accounted for approximately 10.2% of our consolidated net sales in fiscal 2012.

Except as described below, none of our segments are reliant upon a single customer, or a few customers, the loss of any one or more of which could have a material adverse effect on the segment.

In our Water Purification and Filtration segment, Fresenius and DaVita collectively accounted for approximately 45.9% of our segment net sales. The loss of a significant amount of business from Fresenius or DaVita could have a material adverse effect on our Water Purification and Filtration segment.

Our Healthcare Disposables segment is reliant on four customers who collectively accounted for approximately 61% of our Healthcare Disposables segment net sales and 12% of our consolidated net sales during fiscal 2012.  The loss of a significant amount of business from any of these four customers or a further consolidation of such customers could have a material adverse effect on our Healthcare Disposables segment.

During fiscal 2012, one customer, DaVita, accounted for approximately 36% of our Dialysis segment net sales. The loss of a significant amount of business from this customer would have a material adverse effect on our Dialysis segment, as further explained in “—Reporting Segments—Dialysis,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

On September 14, 2012, our consolidated backlog was approximately $30,344,000, compared with approximately $23,054,000 on September 16, 2011. The increase in backlog is primarily attributable to the organic growth of our three largest segments, Endoscopy, Water Purification and Filtration and Healthcare Disposables, including the addition of several large capital equipment projects for commercial and industrial applications, which are usually sold at lower gross margins, in our Water Purification and Filtration segment. The entire backlog is expected to be recognized as revenue within one year of such date.

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

Many of our competitors have greater financial, technical and human resources than we do, are well-established with reputations for success in the sale and service of their products and may have certain other competitive advantages over us. However, we believe that the worldwide reputation for the quality and innovation of our products among customers and our reputation for providing quality product service gives us a competitive advantage with respect to many of our products.

In addition, certain companies have developed, or may be expected to develop, new technologies or products that directly or indirectly compete with our products. We anticipate that we may face increased competition in the future as new infection prevention and control products and services enter the market. Numerous organizations are believed to be working with a variety of technologies and sterilizing agents. In addition, a number of companies have developed or are developing disposable medical instruments and other devices designed to address the risks of infection and contamination. There can be no assurance that new products or services developed by our competitors will not be more commercially successful than those provided or developed by us in the future.

Segments

Information with respect to competition within our most significant individual segments is as follows:

We believe that the ability of our Water Purification and Filtration segment to successfully compete in the water purification, filtration and disinfectant market derives from our expertise in an FDA regulated environment, our broad product offerings and the high value and quality of our products and services. We are the market leader in the supply of FDA 510(k) cleared water purification systems to the dialysis industry in North America. Our acquisitions of the GE Water business and the Gambro Water business, as well as four smaller geographically oriented acquisitions since May 2006, have given us a competitive advantage due to our expanded product offerings and our national service coverage. We believe that by focusing our efforts principally on the dialysis, pharmaceutical, biotechnology, medical and commercial industrial markets, providing a high level of customer service and making selective acquisitions, we can continue to grow this segment.

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

In our Endoscopy segment, our principal competitors are Steris, Custom Ultrasonics, Olympus, ASP division of Johnson & Johnson, Metrex, Ruhof, Ecolab, US Endoscopy, Endo Choice, ERBE, Cygnus Medical and ConMed. We believe that our principal competitive advantages include the strength of our dedicated sales team in the United States, our comprehensive product line of automated endoscope reprocessors and proprietary chemistries, the advanced features and product innovation of our automated endoscope reprocessors and other endoscopy products (including products we acquired in the Byrne Medical Business acquisition), our reputation for providing high-quality and reliable products, and our highly responsive clinical support and service teams focused on endoscopy.

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

Research and Development

Research and development expenses (which include continuing engineering costs) increased by $2,606,000 to $9,254,000 in fiscal 2012 from $6,648,000 in fiscal 2011. This increase was primarily due to development work on certain new products in our Endoscopy segment, including new projects and continuing engineering costs related to the Byrne Acquisition.

Environmental Matters

We anticipate that our compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment will not have any material effect on our capital expenditures, earnings or competitive position.

Employees

As of September 14, 2012, we employed 1,198 persons of whom 1,072 are located in the United States, 74 are located in Canada, 31 are located in the Southeast Asia and 21 are located in Europe, Africa and the Middle East. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

We have operations in Canada, Europe, Asia and other areas outside of the United States. These operations involve the same business segments as our domestic operations. For a geographic presentation of revenues and other financial data for the three years ended July 31, 2012, see Note 17 to the Consolidated Financial Statements.

Our foreign operations are subject, in varying degrees, to a number of inherent risks. These risks include, among other items, foreign currency exchange rate fluctuations, changes in local economic conditions and tax regulations, unsettled political, regulatory or business conditions, and government-sponsored boycotts and tariffs on our products or services.

Depending on the direction of change relative to the U.S. dollar, foreign currency exchange rate fluctuations can increase or reduce the reported dollar amounts of the Company’s net assets and results of operations. Overall, foreign currency movements relative to the U.S. dollar did not have a significant impact on net income during fiscal 2012. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations. See “Risk Factors.”

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

All or substantially all dialysis clinics owned by Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, are single-use facilities. We believe that dialysis clinics owned by DaVita, the second largest dialysis chain in the United States, perform approximately fifty percent of its dialysis procedures using reuse. During the last decade, there has been a continuing shift from reusable to single-use dialyzers, principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius to convert dialysis clinics performing reuse to single-use facilities. Furthermore, DaVita, our largest dialysis customer, has been evaluating the economics and other factors associated with single-use versus reuse on a market-by-market basis. This has resulted in the conversion of certain clinics from reuse to single-use. In addition, DaVita in many cases is opening new clinics as single-use clinics.  A continued decrease in dialyzer reuse in the United States in favor of single-use dialyzers would have an adverse effect on our business.

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

Net sales of our Dialysis segment accounted for 9.2% of our total net sales in fiscal 2012 compared with 11.8% of net sales in fiscal 2011 and 16.3% of net sales in fiscal 2010. Our Dialysis segment accounted for 13.3%, 24.2% and 25.2% of our total reporting segments operating income (before general corporate expenses and interest expense) in fiscals 2012, 2011 and 2010, respectively. This reduction in percentage of total sales is expected to continue beyond fiscal 2012 primarily due to the effect on our future results of operations of further acquisitions and the organic growth of our existing segments other than Dialysis.

Industry consolidation and the highly competitive market have resulted in the continued loss of dialysate concentrate sales.

The downward trend of sales of our dialysate concentrate business continued during fiscal 2012. Fresenius manufactures dialysate concentrate itself and therefore provides dialysate concentrate to its own dialysis clinics. DaVita and certain international customers have also continued their reduction of dialysate concentrate purchases from us as a result of the highly competitive and price sensitive market for such product.  In addition, there is increased demand in the market for powdered dialysate products, which we do not manufacture, principally due to the lower freight costs associated with the powdered products.

Because a significant portion of our Water Purification and Filtration, Dialysis and Healthcare Disposables segments net sales comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.

In our Water Purification and Filtration segment, two customers, Fresenius and DaVita, collectively accounted for 45.9% of our fiscal 2012 net sales for this segment. The loss of a significant amount of business from either of these two customers would have a material adverse effect on our Water Purification and Filtration segment.

During fiscal 2012, DaVita accounted for 36.0% of the Dialysis segment net sales. We are highly dependent on DaVita as a customer and any material shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales.

The distribution network in the United States dental industry is concentrated, with relatively few distributors of consumable products accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of our Healthcare Disposables segment are highly dependent on our relationships with a limited number of large distributors. During fiscal 2012, the top four customers of our Healthcare Disposables segment accounted for 61.2% of its net sales.  The loss or a significant reduction of business from any of the major customers of the Healthcare Disposables segment could adversely affect our results of operations. In addition, because our Healthcare Disposables segment products are primarily sold through third-party distributors and not directly to end users, we cannot control the amount and timing of resources that our distributors devote to our products.

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

On August 1, 2009, we adopted Accounting Standards Codification (“ASC”) 805, “Business Combinations,” (“ASC 805”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contingent future consideration, any non-controlling interest in the acquiree and the goodwill acquired. The provisions of ASC 805 relating to contingent future consideration, or earn-outs, require us to record the fair value of such estimated amounts at the date of acquisition and continually remeasure the liability at each balance sheet date, which has the potential for creating significant earnings volatility. In particular, the August 1, 2011 Byrne Acquisition includes a $10,000,000 potential cash earnout payable to BMI over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. Accordingly, on the date of the acquisition we recorded a $2,700,000 estimate of the cash earnout payable to BMI. We are remeasuring this liability every quarter, which has and will continue to result in significant earnings volatility, as more fully explained in Notes 3 and 6 to the Consolidated Financial Statements.

In addition, we have occasionally used our stock as partial consideration for acquisitions. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing stockholders, and potential acquisition candidates may not view our stock attractively. In case of the acquisition of the Byrne Medical Business, we agreed that if the aggregate value of the stock consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations (the “Price Floor”). Accordingly, we recorded $3,000,000 as the estimated fair value of the potential payable to BMI relating to the Price Floor and are remeasuring this liability every quarter, which has and will continue to result in significant earnings volatility, as more fully explained in Notes 3 and 6 to the Consolidated Financial Statements.

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. If future operating results of the acquired businesses are significantly less than the results anticipated at the time of the acquisitions, we may be required to incur impairment charges. At July 31, 2012, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis and Specialty Packaging segments, which had average fair values that exceeded book values by approximately 19% and 24%, respectively.

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

Health care policy changes, including U.S. health care reform legislation signed in 2010, may have a material adverse effect on us.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payers to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our financial position and results of operations.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows. Since a significant portion of our sales are considered medical device sales under this new legislation, we will record the excise tax in cost of sales thereby adversely affecting our gross profit percentage beginning in January 2013. If this legislation had been effective throughout fiscal 2012, we estimate that our annual excise tax would have been within the range of $4,000,000 to $5,000,000, which would have directly decreased our gross profit by such amount. Although we plan to implement further cost reductions and revenue enhancement initiatives to partially offset this new excise tax, we cannot provide any assurances that we will be successful in significantly reducing the impact of this tax on our business. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business. In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation may have on us or on our customers’ purchasing decisions regarding our products and services.

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

Despite expensive shipping costs, some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs in certain parts of that region of the world. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior, our sales in the future may be adversely affected by either loss of sales or reductions in the price of our products as a result of this low cost competition. In our Healthcare Disposables segment, we expect to experience pricing pressure that may adversely affect our gross profit in fiscal 2013 as a result of low cost competition in China and Southeast Asia.

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

During fiscals 2010 and 2009, certain portions of our business were adversely affected by the deterioration in the general economy and credit markets by causing our customers to slow spending on our products, especially capital equipment which required large financial commitments by our customers at a time when budgets were being reduced. A future deterioration in the economy, including a tightening of the credit markets, may adversely affect our future results of operations. Sales of capital equipment represented approximately 28% of our fiscal 2012 consolidated net sales and are primarily included in our Water Purification and Filtration, Endoscopy and Dialysis segments.

Increases in interest rates may adversely affect our future results of operations.

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 with our senior lenders to fund the cash consideration paid in and the costs associated with the acquisition, as well as to refinance our working capital credit facilities under an existing credit agreement. At July 31, 2012, we had total outstanding borrowings of $90,000,000 under our existing credit facilities that bore interest at rates that ranged from 2.52% to 2.65%. Interest rates on outstanding borrowings are variable and substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, our future results of operations may be adversely affected if LIBOR interest rates on this significantly larger outstanding balance were to increase substantially. However, in order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows on a substantial portion of our outstanding debt, as more fully explained in Notes 5 and 9 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to Consolidated Financial Statements.

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

Our success is dependent to a significant degree upon the efforts of key members of our management. Although none of our key executives has an employment agreement with the Company, other than an executive retained as part of the Byrne Acquisition, each executive, including division Presidents, is party to a severance agreement with the Company.  In addition, we have short and long term incentive plans for our key executives that are designed in part to have a retentive effect on the executives. However, there can be no assurance that the terms of the severance agreements or incentive plans will have such an effect. We believe the loss or unavailability of any such individuals could have a material adverse effect on our business. In addition, our success depends in large part on our ability to attract and retain highly qualified scientific, technical, sales, marketing and other personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the personnel necessary for the development and operation of our businesses.

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

In connection with the acquisition of the Byrne Medical Business on August 1, 2011, we acquired a 59,500 square-foot building in Conroe, Texas used for manufacturing, warehousing and administrative, sales and other staff.  We also acquired a 12 acre plot of land in Conroe, Texas with two relatively small buildings, which we are using for manufacturing.

Leased Facilities

Our principal leased facilities include the following:

Location	Purpose	Square Footage	Principal Operating Segment
Plymouth, MN	Warehousing	44,000	Various
Hauppauge, NY	Warehousing	46,000	Healthcare Disposables
Sharon, PA	Manufacturing and warehousing	52,000	Healthcare Disposables
Santa Fe Springs, CA	Manufacturing and warehousing	35,000	Healthcare Disposables
Lawrenceville, GA	Manufacturing and warehousing	40,000	Healthcare Disposables
Burlington, Ontario	Sales and administrative offices, research and engineering, manufacturing and warehousing	21,600	Water Purification and Filtration
Skippack, PA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	22,500	Water Purification and Filtration
Heerlan, the Netherlands	Sales and service offices, warehouse and distribution hub	21,000	Various
Lowell, MA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	26,000	Water Purification and Filtration
San Antonio, TX	Sales, service, storage and regeneration plant	8,900	Water Purification and Filtration
Conroe, TX	Executive, sales and finance offices, research and development, training	17,500	Endoscopy
Edmonton, Alberta	Executive, sales and administrative offices, manufacturing and warehousing	12,000	Specialty Packaging (Included in All Other reporting segment)
Englewood, CO	Administration and laboratory	9,188	Healthcare Disposables
Little Falls, NJ	Corporate executive offices	8,900	Cantel Medical Corp.

In addition, we lease office and sales space in Singapore and Beijing, China that is used for all of our operating segments other than Healthcare Disposables, Specialty Packaging and Chemistries. We lease office, sales and warehouse space in Lienden, the Netherlands for our Healthcare Disposables segment.

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

We also lease additional space for our Specialty Packaging segment in Hanover, Maryland that is used for sales and marketing, warehousing and as a distribution hub.

Net rentals for leased space for fiscal 2012 aggregated $3,304,000 compared with $3,057,000 in fiscal 2011.

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

Item 4.                                                           MINE SAFETY DISCLOSURES.

Not applicable.

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

	HIGH	LOW

Year Ended July 31, 2012
First Quarter	$18.40	$13.24
Second Quarter	21.63	15.93
Third Quarter	25.30	19.11
Fourth Quarter	28.51	21.07

Year Ended July 31, 2011
First Quarter	$12.70	$9.17
Second Quarter	15.95	12.50
Third Quarter	18.59	14.19
Fourth Quarter	18.85	15.02

Since January 2010 we have paid semiannual cash dividends in January and July of each year. In fiscal 2010, we declared our first semiannual cash dividends of $0.0334 per share ($0.05 per share on a pre-split basis) of outstanding common stock, which were paid on each of January 29, 2010 and July 30, 2010 and totaled $1,683,000. In fiscal 2011, we announced an increase in the semiannual cash dividend to $0.04 per share ($0.06 per share on a pre-split basis) of outstanding common stock, which was paid on each of January 28, 2011 and July 29, 2011 and totaled $2,064,000. In fiscal 2012, we announced another increase in the semiannual cash dividend to $0.0467 per share ($0.07 per share on a pre-split basis) of outstanding common stock, which was paid on each of January 31, 2012 and July 31, 2012 and totaled $2,523,000. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors. However, it is our current expectation that semiannual cash dividends of at least $0.0467 per common share will continue to be paid in the foreseeable future.

On September 14, 2012, the closing price of our common stock was $26.90 and we had 403 record holders of common stock. A number of such holders of record are brokers and other institutions holding shares of common stock in “street name” for more than one beneficial owner.

The following table represents information with respect to purchases of common stock made by the Company during the fourth quarter of fiscal 2012:

			Total number of shares	Maximum number of
Month			purchased as part of	shares that may yet
of	Total number of	Average price	publicly announced	be purchased under
Purchase	shares purchased	paid per share	plans or programs	the program

May	357	$22.25	—	—
June	43,541	26.84	—	—
July	6,856	27.63	—	—
Total	50,754	$26.91	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the fourth quarter of fiscal 2012 represent shares surrendered to the Company relating to cashless exercises and to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the Russell 2000 index and the Dow Jones US Health Care Equipment & Services index over the same period (assuming an investment of $100 in our common stock and in each of the indexes on July 31, 2007, and where applicable, the reinvestment of all dividends).

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.                                                           SELECTED CONSOLIDATED FINANCIAL DATA.

The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. Since the Byrne Medical Business was acquired on August 1, 2011, it is reflected in the Consolidated Statements of Income Data for fiscal 2012. The acquired operations of the ConFirm Monitoring Business are reflected in the Consolidated Statements of Income Data for fiscal 2012 and the portion of fiscal 2011 subsequent to its acquisition on February 11, 2011. Gambro Water is reflected in the Consolidated Statements of Income Data for fiscal 2012 and the portion of fiscal 2011 subsequent to its acquisition on October 6, 2010. Purity Water Company of San Antonio, Inc. (“Purity”) is reflected in the Consolidated Statements of Income Data for fiscals 2012 and 2011 and the portion of fiscal 2010 subsequent to its acquisition on June 1, 2010. G.E.M. Water Systems Int’l, LLC (“G.E.M.”) was acquired on the last day of fiscal 2009 and therefore is included in the Consolidated Statements of Income Data for fiscals 2012, 2011 and 2010 (but the net assets of G.E.M. are included in the Consolidated Balance Sheet Data as of July 31, 2009.) The acquired operations of Dialysis Services, Inc. (“DSI”), Verimetrix, LLC (“Verimetrix”) and Strong Dental Products, Inc. (“Strong Dental”) are reflected in the Consolidated Statements of Income Data for fiscals 2012, 2011, 2010 and 2009 and the portion of fiscal 2008 subsequent to their acquisitions on August 1, 2007, September 17, 2007 and September 26, 2007, respectively. The acquired operations of the Byrne Medical Business, ConFirm Monitoring Business, Gambro Water, Purity, G.E.M., DSI, Verimetrix and Strong Dental are not reflected in the Consolidated Statements of Income Data for any other periods presented.

Per share and share amounts for fiscals 2008 through 2011 have been retroactively adjusted from amounts previously reported to reflect a three-for-two stock split in the form of a 50% stock dividend paid in February 2012. Such adjustments are consistent with the 2012 presentation.

Consolidated Statements of Income Data

(Amounts in thousands, except per share data)

	Year Ended July 31,
	2012	2011	2010	2009	2008

Net sales	$386,490	$321,651	$273,952	$260,050	$249,374
Cost of sales	222,323	198,868	162,981	160,571	161,748
Gross profit	164,167	122,783	110,971	99,479	87,626

Income before interest, other expense and income taxes	52,124	31,336	32,665	27,451	17,967
Interest expense, net	3,650	874	1,110	2,495	4,116
Other expense	605	—	—	—	—
Income before income taxes	47,869	30,462	31,555	24,956	13,851
Income taxes	16,532	10,037	11,614	9,387	5,158
Net income	$31,337	$20,425	$19,941	$15,569	$8,693

Earnings per common share:
Basic	$1.17	$0.80	$0.79	$0.63	$0.36
Diluted	$1.15	$0.79	$0.78	$0.63	$0.35

Dividends per common share	$0.09	$0.08	$0.07	$—	$—

Weighted average number of shares and common stock equivalents attributable to both common stock and participating securities
Basic	26,892	25,650	25,166	24,779	24,415
Diluted	27,185	25,986	25,451	24,865	24,660

Consolidated Balance Sheets Data

(Amounts in thousands, except per share data)

	July 31,
	2012	2011	2010	2009	2008

Total assets	$434,812	$321,443	$280,665	$277,871	$279,190
Current assets	133,892	111,324	94,731	88,910	84,561
Current liabilities	55,141	43,411	40,984	39,113	38,922
Working capital	78,751	67,913	53,747	49,797	45,639
Long-term debt	80,000	24,000	11,000	33,300	50,300
Stockholders’ equity	275,936	234,315	209,405	187,116	168,712
Book value per outstanding common share	$10.18	$9.04	$8.28	$7.49	$6.87
Common shares outstanding	27,101	25,910	25,299	24,966	24,556

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

Results of Operations provides a discussion of the consolidated results of operations for fiscal 2012 compared with fiscal 2011, and fiscal 2011 compared with fiscal 2010.

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

Significant Activity

(i)           In fiscal 2012 compared with fiscal 2011, net sales and net income increased by 20.2% and 53.4%, respectively, to record levels for a fiscal year. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 72% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•            incremental sales and net income (inclusive of acquisition related costs, favorable acquisition related fair value adjustments and higher interest expense) in our Endoscopy segment as a result of our acquisition of the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), as more fully described in Note 3 to the Consolidated Financial Statements,

•            significant increases in sales volume of endoscope reprocessing disinfectants, consumables and services as a result of the increased field population of equipment,

•            improved sales and profitability in our Water Purification and Filtration segment primarily relating to increased sales of our capital equipment and service in the dialysis industry due to new product introductions, such as heat sanitizable water purification systems, and the impact of our acquisition of the United States water purification business of Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (the “Gambro Business” or the “Gambro Acquisition”) on October 6, 2010, as more fully described in Note 3 to the Consolidated Financial Statements, and

•            improved sales and profitability in our Healthcare Disposables segment primarily due to increased demand for our face masks and the decreasing price of raw materials, as well as the impact of our acquisition of the sterilization monitoring business of ConFirm Monitoring Systems, Inc. (the “ConFirm Monitoring Business” or the “ConFirm Acquisition”) on February 11, 2011, as more fully described in Note 3 to the Consolidated Financial Statements.

The above factors were partially offset by:

•            decreases in sales volume of our endoscope reprocessing equipment as these capital equipment sales were elevated in the prior year partially as a result of our participation in a major initiative by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing equipment as well as regulatory issues experienced by a major competitor,

•            decreases in net sales and profitability in our Dialysis, Therapeutic Filtration and Chemistries operating segments,

•            increased investment in research and development activities,

•            an increase in our consolidated effective tax rate, which increase was partially offset by a tax benefit relating to the closing of our Japan location as further explained below, and

•            the impairment of an investment during our second quarter of fiscal 2012, as more fully described in Note 20 to the Consolidated Financial Statements and elsewhere in this MD&A.

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

(iii)        On August 1, 2011 our subsidiary Medivators Inc. (f/k/a Minntech Corporation) (“Medivators”) acquired the business and substantially all of the assets of BMI, as more fully described in Note 3 to the Consolidated Financial Statements. Certain components of the acquisition’s purchase price were recorded at fair value and are continually re-measured at each balance sheet date, which has the potential for creating earnings volatility in the future as further described elsewhere in this MD&A and in Notes 3 and 6 to the Consolidated Financial Statements.

(iv)        In conjunction with the acquisition of the business and substantially all of the assets of BMI and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 with our senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our working capital credit facilities under an existing credit agreement, as more fully described elsewhere in this MD&A and in Notes 3 and 9 to the Consolidated Financial Statements. Additionally, in order to protect our interest rate exposure in future years, we entered into interest rate swap agreements in fiscal 2012, as more fully described elsewhere in this MD&A and in Notes 5 and 9 to the Consolidated Financial Statements.

(v)         In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, our gross profit percentage will be adversely affected beginning in January 2013, as more fully described elsewhere in this MD&A.

(vi)        As part of our decision to service our Japan customers in a more cost effective manner, we closed Medivators’ Japan location in July 2012. Although this event had an insignificant impact on our income before taxes, we recorded a tax benefit in the fourth quarter of fiscal 2012 reducing our consolidated effective tax rate for fiscal 2012 by over 200 basis points. This tax benefit increased both basic and diluted earnings per share in the fourth quarter by approximately $0.04, as more fully described in Note 10 to the Consolidated Financial Statements and elsewhere in this MD&A.

(vii)       In order to more fully capitalize on the strength of the Medivators brand name currently used in our endoscopy business, we decided to change the name of Minntech Corporation to Medivators. The name change was effective on August 1, 2012.

(viii)      The Company issued 9,955,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012, as more fully described elsewhere in this MD&A.

(ix)         On October 21, 2011, we announced an increase in the semiannual cash dividend to $0.0467 per share ($0.07 per share on a pre-split basis) of outstanding common stock, which was paid on each of January 31, 2012 and July 31, 2012, as more fully described elsewhere in this MD&A.

(x)          In fiscal 2011, we acquired the Gambro Business on October 6, 2010 and the ConFirm Monitoring Business on February 11, 2011, as more fully described in Note 3 to the Consolidated Financial Statements.

(xi)         In fiscal 2010, we acquired the business of Purity Water Company of San Antonio, Inc. (“Purity Business” or “Purity Acquisition”) on June 1, 2010, as more fully described in Note 3 to the Consolidated Financial Statements.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the acquisition of BMI ‘s disposable endoscopy products business (the “Byrne Medical Business” or the “Byrne Acquisition”) was completed on August 1, 2011, its results of operations are included in our results of operations for fiscal 2012 and are not reflected in our results of operations for fiscals 2011 and 2010. The Byrne Medical Business is included in the Endoscopy segment.

Since the acquisitions of the Gambro Business and ConFirm Monitoring Business were completed on October 6, 2010 and February 11, 2011, respectively, their results of operations are included in our results of operations for fiscal 2012 and the portion of fiscal 2011 subsequent to their acquisition dates, and are not reflected in our results of operations for fiscal 2010. The Gambro Business is included in the Water Purification and Filtration segment and the ConFirm Monitoring Business is included in the Healthcare Disposables segment.

Since the acquisition of the Purity Business was completed on June 1, 2010, its results of operations are included in our results of operations for fiscals 2012 and 2011 and the portion of fiscal 2010 subsequent to its acquisition date. The Purity Business is included in the Water Purification and Filtration segment.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments.

	Year Ended July 31,
	2012		2011		2010
	(Dollar amounts in thousands)
	$	%	$	%	$	%
Endoscopy	153,224	39.7	102,484	31.9	65,577	23.9
Water Purification and Filtration	104,023	26.9	93,116	29.0	74,527	27.2
Healthcare Disposables	76,229	19.7	70,202	21.8	69,729	25.5
Dialysis	35,644	9.2	38,055	11.8	44,667	16.3
All Other	17,370	4.5	17,794	5.5	19,452	7.1
	386,490	100.0	321,651	100.0	273,952	100.0

Fiscal 2012 compared with Fiscal 2011

Net sales

Net sales increased by $64,839,000, or 20.2%, to $386,490,000 in fiscal 2012 from $321,651,000 in fiscal 2011.

The increase in net sales in fiscal 2012 was principally attributable to increases in sales of endoscopy products and services, water purification and filtration products and services and healthcare disposables products, partially offset by a decrease in sales of dialysis products.

Net sales of endoscopy products and services increased by $50,740,000, or 49.5%, in fiscal 2012 compared with fiscal 2011 primarily due to (i) net sales in fiscal 2012 of $49,118,000 due to the acquisition of the Byrne Medical Business on August 1, 2011 and (ii) increases in demand in the United States for our disinfectants, service, consumables and equipment accessories due to the significant increase in the installed base of endoscope reprocessing equipment. Partially offsetting these increases was a decrease in demand for our endoscope reprocessing equipment in fiscal 2012. Demand for our endoscope reprocessing equipment had been elevated during the second half of fiscal 2011 and the three months ended October 31, 2011 due to our previous investments in new product offerings and sales and marketing programs as well as regulatory issues experienced by a major competitor, all of which enabled us to increase our sales of endoscope reprocessing equipment including successfully participating in a major initiative beginning in the second half of fiscal 2011 by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing equipment. Beginning in our second quarter of fiscal 2012, this elevated level of capital equipment sales gradually decreased to a similar level that existed prior to the second half of fiscal 2011. However, we expect disinfectants, service, consumables and equipment accessories to continue to benefit from the increased installed base of endoscope reprocessing equipment. Changes in selling prices did not have a significant effect on net sales in fiscal 2012 compared with fiscal 2011.

Net sales of water purification and filtration products and services increased by $10,907,000, or 11.7%, in fiscal 2012 compared with fiscal 2011 primarily due to (i) increases in demand for our water purification capital equipment and service in the dialysis industry including the impact of the prior year acquisition of the Gambro Business on October 6, 2010, (ii) incremental net sales attributable to new product introductions such as heat sanitizable water purification systems and (iii) higher selling prices of our water purification products and services, which favorably impacted net sales in fiscal 2012 by approximately $2,115,000. Partially offsetting these increases was a decrease in demand for capital equipment used for commercial and industrial applications.

Net sales of healthcare disposables products increased by $6,027,000, or 8.6% in fiscal 2012 compared with fiscal 2011 principally due to (i) incremental net sales of approximately $3,355,000 in fiscal 2012 attributable to the prior year acquisition of the ConFirm Monitoring Business on February 11, 2011, (ii) higher selling prices, which favorably impacted net sales in fiscal 2012 by approximately $1,600,000 and (iii) an increase in customer demand for our face masks.

Net sales of dialysis products and services decreased by $2,411,000, or 6.3% in fiscal 2012 compared with fiscal 2011 primarily due to (i) the expected adverse impact of losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic customers as a result of the highly competitive and price sensitive market for this lower margin commodity product and (ii) a decrease in demand primarily in the United States (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our Renatron dialyzer reprocessing equipment, sterilants and reprocessing supplies. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our lower margin dialysate concentrate product in the future as we elect not to pursue unprofitable concentrate sales. Furthermore, our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a market-by-market basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A further decrease in the market for dialysis concentrate and reprocessing products is likely to result in continued loss of net sales and a lower level of profitability and operating cash flow in this segment in the future. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales. Changes in selling prices of our dialysis products did not have a significant effect on net sales in fiscal 2012 compared with fiscal 2011.

Gross profit

Gross profit increased by $41,384,000, or 33.7%, to $164,167,000 in fiscal 2012 from $122,783,000 in fiscal 2011. Gross profit as a percentage of net sales in fiscals 2012 and 2011 was 42.5% and 38.2%, respectively.

Gross profit as a percentage of net sales in fiscal 2012 increased compared with fiscal 2011 primarily due to (i) the acquisition of the Byrne Medical Business, which products carry a higher gross profit percentage, (ii) more favorable sales mix due to increases in sales volume of certain higher margin products (such as sterilants in our Endoscopy segment and face masks in our Healthcare Disposables segment) and decreases in sales volume of lower margin products (such as endoscope reprocessing equipment in our Endoscopy segment), (iii) improved gross margins in our Water Purification and Filtration segment as a result of the full integration of the Gambro Business into our Minnesota manufacturing facility, (iv) increases in selling prices in our Water Purification and Filtration and Healthcare Disposables segments, and (v) a decrease in raw materials costs primarily in our Healthcare Disposables segment due to the decreasing price of oil.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, we will record the excise tax in cost of sales thereby adversely affecting our gross profit percentage beginning in January 2013. If this legislation had been effective throughout fiscal 2012, we estimate that our annual excise tax would have been within the range of $4,000,000 to $5,000,000, which would have directly decreased our gross profit by such amount. Although we plan to implement further cost reductions and revenue enhancement initiatives to partially offset this new excise tax, we cannot provide any assurances that we will be successful in significantly reducing the impact of this tax on our business. Additionally, other elements of this legislation could meaningfully change the way health care is developed and delivered and may materially impact numerous aspects of our business in the future. See “Risk Factors” elsewhere in this Form 10-K.

Furthermore, we cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by uncertainties associated with our product mix, (ii) by price competition in certain of our segments such as Healthcare Disposables, Endoscopy and Dialysis or (iii) if raw materials and distribution costs increase and we are unable to implement price increases. Additionally, despite expensive shipping costs, some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior to similar products produced in China and Southeast Asia, we may experience significant pricing pressure that would adversely affect our gross profit in the future in our Healthcare Disposables segment as a result of low cost competition from products produced in China and Southeast Asia.

Operating expenses

Selling expenses increased by $11,022,000, or 25.0%, to $55,166,000 in fiscal 2012 from $44,144,000 in fiscal 2011 primarily due to (i) the inclusion of $11,279,000 of selling expenses relating to the Byrne Medical Business in fiscal 2012, (ii) approximately $1,370,000 in compensation expense (exclusive of the acquired Byrne Medical Business) relating to annual salary raises, additional sales personnel primarily in our Endoscopy segment, employee benefit costs and severance expense primarily in our Therapeutic Filtration and Chemistries segments and (iii) higher marketing costs of approximately $870,000 primarily in our Chemistries, Healthcare Disposables and Endoscopy segments, partially offset by approximately $3,100,000 in lower commission expense due to changing the structure of our Endoscopy sales commission plan, which had previously included additional commissions for achieving certain year-to-date sales targets.

Selling expenses as a percentage of net sales were 14.3% and 13.7% in fiscals 2012 and 2011, respectively.

General and administrative expenses increased by $6,968,000, or 17.1%, to $47,623,000 in fiscal 2012 from $40,655,000 in fiscal 2011 primarily due to (i) the inclusion of $4,882,000 of general and administrative expenses relating to the Byrne Medical Business, which includes approximately $3,614,000 in amortization of intangible assets, $626,000 in acquisition related expenses and a $3,163,000 reduction in expenses relating to fair value adjustments of contingent consideration and a price floor financial instrument as further described in Notes 3 and 6 to the Consolidated Financial Statements and (ii) approximately $1,913,000 in compensation expense (exclusive of the acquired Byrne Medical Business) relating to annual salary raises, higher incentive compensation, additional administrative personnel, employee benefit costs and stock-based compensation expense, including $309,000 in additional stock-based compensation related to an employment termination which required us to accelerate the vesting of certain stock options and restricted shares.

General and administrative expenses as a percentage of net sales were 12.3% in fiscal 2012 compared with 12.6% in fiscal 2011.

Research and development expenses (which include continuing engineering costs) increased by $2,606,000 to $9,254,000 in fiscal 2012 from $6,648,000 in fiscal 2011. This increase was primarily due to development work on certain new products in our Endoscopy segment, including new projects and continuing engineering costs related to the Byrne Acquisition.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Year Ended July 31,
	2012		2011
	(Dollar amounts in thousands)

Endoscopy	$31,083	20.3%	$12,419	12.1%
Water Purification and Filtration	11,618	11.2%	7,519	8.1%
Healthcare Disposables	12,437	16.3%	9,572	13.6%
Dialysis	8,366	23.5%	9,750	25.6%
All Other	(734)	(4.2)%	1,014	5.7%
Operating income	62,770	16.2%	40,274	12.5%
General corporate expenses	(10,646)		(8,938)
Income before interest, other income and income taxes	$52,124	13.5%	$31,336	9.7%

The Endoscopy segment’s operating income increased by $18,664,000, or 150.3%, in fiscal 2012 compared with fiscal 2011 primarily due to (i) the acquisition of the Byrne Medical Business on August 1, 2011 which generated sales of $49,118,000 at a higher gross margin percentage than our pre-acquisition Endoscopy segment but also had higher operating expenses as a percentage of net sales than our pre-acquisition Endoscopy segment (such operating expenses were partially offset by favorable fair value adjustments of $3,163,000 as further described in Notes 3 and 6 to the Consolidated Financial Statements), (ii) increases in demand in the United States for our disinfectants, service and consumables, which are higher margin products, due to the significant increase in the installed base of endoscope reprocessing equipment and (iii) lower commission expense, partially offset by a decrease in demand for our endoscope reprocessing equipment and higher research and development expense, as further explained above.

The Water Purification and Filtration segment’s operating income increased by $4,099,000, or 54.5%, in fiscal 2012 compared with fiscal 2011 primarily due to increased net sales and improved gross profit as a percentage of net sales, as further explained above.

The Healthcare Disposables segment’s operating income increased by $2,865,000, or 29.9%, in fiscal 2012 compared with fiscal 2011 primarily due to (i) the prior year acquisition of the ConFirm Monitoring Business on February 11, 2011 which generated incremental net sales of approximately $3,355,000 in fiscal 2012 at a higher gross margin percentage, (ii) higher selling prices and (iii) an increase in customer demand for our face masks, partially offset by an increase in marketing expenses, as further explained above.

The Dialysis segment’s operating income decreased by $1,384,000, or 14.2%, in fiscal 2012 compared with fiscal 2011 primarily due to a decrease in net sales of higher margin products, such as our sterilants and Renatron dialyzer reprocessing equipment, and our lower margin dialysate concentrate product, as further explained above.

Operating income in our All Other reporting segment decreased by $1,748,000 in fiscal 2012 compared with fiscal 2011 primarily due to decreases in operating income of $941,000, or 96.5%, in our Therapeutic Filtration operating segment and $747,000, or 68.8%, in our Chemistries operating segment. The decrease in operating income in the Therapeutic Filtration segment was primarily due to (i) a reduction in sales demand for certain higher margin products including filters manufactured by us on an OEM basis for a single customer’s hydration system who had phased out the use of our filter for their product, (ii) an increase in research and development expenses, (iii) the inclusion of costs associated with the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner and (iv) the recording of severance expense related to changes in the segment’s management structure. The decrease in operating income in the Chemistries segment, which has been unprofitable due to being in a start-up phase, was primarily due to (i) an increase in marketing expenses, (ii) the recording of severance expense related to changes in the segment’s management structure and (iii) the inclusion of costs associated with the closing of our Japan location.

General corporate expenses relate to certain unallocated corporate costs primarily related to executive management personnel and being a publicly traded company. The increase in such costs in fiscal 2012 compared with fiscal 2011 is primarily due to the addition of internal and external resources, higher compensation expense including incentive compensation and an increase in corporate initiatives.

Interest

Interest expense increased by $2,772,000 to $3,732,000 in fiscal 2012, from $960,000 in fiscal 2011, primarily due to increases in average outstanding borrowings and average interest rates relating to the August 1, 2011 acquisition of the Byrne Medical Business, as further described elsewhere in this MD&A and in Notes 3 and 9 to the Consolidated Financial Statements.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described elsewhere in this MD&A and in Notes 5 and 9 to the Consolidated Financial Statements.

Interest income decreased by $4,000 to $82,000 in fiscal 2012 from $86,000 in fiscal 2011.

Other expense

In our second quarter of fiscal 2012, a $605,000 loss was recorded in other expense relating to the impairment of our investment in senior subordinated convertible promissory notes issued by BIOSAFE, Inc. (“BIOSAFE”), as more fully described elsewhere in this MD&A.

Income taxes

The consolidated effective tax rate was 34.5% and 32.9% in fiscals 2012 and 2011, respectively. The increase in the consolidated effective tax rate was principally due to the expiration of Federal tax legislation relating to the research and experimentation tax credit, the unfavorable impact of recording a loss relating to the impairment of an investment, the ability to use foreign tax credits in the prior year relating to foreign repatriations and the geographic mix of pre-tax income, partially offset by recording a tax benefit in fiscal 2012 relating to the closing of our Japan location, as described below.

In fiscals 2012 and 2011, approximately 92% and 91%, respectively, of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.7% and 34.5%, respectively. The higher overall effective tax rate in fiscal 2012 was principally caused by (i) the December 31, 2011 expiration of Federal tax legislation relating to the research and experimentation tax credit which as a result prevented us from claiming a larger tax credit in fiscal 2012 as compared with fiscal 2011, (ii) not recognizing a tax benefit on the loss relating to the impairment of our BIOSAFE investment, as more fully described elsewhere in this MD&A, due to the uncertainty of utilizing a capital loss tax benefit in the future and (iii) the recording of a tax credit in the prior year relating to the repatriation of $6,700,000 from one of our Canadian subsidiaries in fiscal 2011.

In fiscals 2012 and 2011, approximately 5% and 1%, respectively, of our income before income taxes was generated from our subsidiary in Japan, which we closed in July 2012 as part of our decision to service our Japan customers in a more cost effective manner. The closing of our Japan location had an insignificant impact on our consolidated income before income taxes in fiscal 2012 because the losses from the write down of this investment recorded in our United States financial statements were offset by related gains recorded in our Japan subsidiary financial statements (excluding approximately $390,000 in severance and other closing costs). These gains, which are not indicative of normal operating activities, were the primary reason why our Japan subsidiary generated approximately 5% of our income before income taxes. However, as a portion of these gains were not taxable in Japan and due to the existence of net operating loss carryforwards in Japan, we did not record income tax expense on the gains. Conversely, we recorded an income tax benefit in the United States on the investment losses as we are able to claim a worthless stock tax deduction on our United States tax return. Consequently, our consolidated income tax expense was reduced by approximately $1,000,000 in our fourth quarter of fiscal 2012, which increased both basic and diluted earnings per share by approximately $0.04. Excluding the favorable tax impact of this event, our consolidated effective tax rate for fiscal 2012 would have been 36.6%.

In fiscals 2012 and 2011, approximately 3% and 8% of our income before income taxes was generated from our operations in Canada, Singapore and the Netherlands. Collectively, these operations had an overall effective tax rate of 23.5% and 18.2% in fiscals 2012 and 2011, respectively. All three of these locations have lower statutory income tax rates compared to the United States. The higher overall effective tax rates in fiscal 2012 was due to the recognition of tax benefits upon resolution of income tax uncertainties, as more fully described below, which tax benefits were larger in the prior year in relation to income before income taxes for these foreign operations.

In fiscal 2012, our combined taxable income that we expect to include in our federal domestic and foreign tax returns is estimated to be approximately $34,000,000 compared to income before taxes of $47,869,000 in our Consolidated Statements of Income. Such amount expected to be reported in our tax returns is estimated and subject to change. The largest contributing factors for the difference between these two amounts relate to our domestic operations and include the following major components: (i) timing differences between when we are required to record tax benefits in our Consolidated Financial Statements and when we are able to record tax deductions on our tax returns relating to assets and liabilities acquired in conjunction with acquisitions, (ii) stock-based compensation and (iii) state income taxes which are deductible for federal purposes. In the future, the timing of these items may vary from year to year depending on several factors such as the amount and timing of employee gains from option exercises and vesting of restricted stock awards.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2010	$208,000
Increase for current period tax position	124,000
Lapse of statute of limitations	(141,000)
Unrecognized tax benefits on July 31, 2011	191,000
Lapse of statute of limitations	(67,000)
Unrecognized tax benefits on July 31, 2012	$124,000

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2004. The Company is currently being audited by the Internal Revenue Service for fiscal year 2011.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Consolidated Financial Statements. However, such amounts have been relatively insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2012	2011

Cost of sales	$195,000	$126,000
Operating expenses:
Selling	397,000	391,000
General and administrative	3,203,000	2,805,000
Research and development	45,000	28,000
Total operating expenses	3,645,000	3,224,000
Stock-based compensation before income taxes	3,840,000	3,350,000
Income tax benefits	(1,363,000)	(1,215,000)
Total stock-based compensation expense, net of tax	$2,477,000	$2,135,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.09	$0.08

Diluted	$0.09	$0.08

The above stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense. All of our stock options and stock awards (which consist only of restricted shares) are expected to be deductible for tax purposes, except for certain options and restricted shares granted to employees residing outside of the United States, and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. In January 2012, in connection with an employment termination, we were required to accelerate the vesting of certain stock options and restricted shares resulting in an additional $309,000 of stock-based compensation expense recorded in general and administrative expenses.

The stock-based compensation expense recorded in the Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards, accelerated vesting related to certain employment terminations and assumptions used in determining estimated forfeitures. We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. If the market price of our common stock increases or factors change and we employ different assumptions in the application of Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), the compensation expense that we would record for future stock awards may differ significantly from what we have recorded in the current period.

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At July 31, 2012, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $4,531,000 with a remaining weighted average period of 16 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award is granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. In fiscals 2012 and 2011, such income tax deductions reduced income taxes payable by $3,329,000 and $2,047,000, respectively, and increased additional paid-in capital by $1,970,000 and $695,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows on our Consolidated Statements of Cash Flows.

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

Operating expenses

Selling expenses increased by $8,052,000, or 22.3%, to $44,144,000 in fiscal 2011 from $36,092,000 in fiscal 2010 primarily due to commissions on increased sales by our endoscopy direct sales force and to a lesser extent, additional sales personnel principally in our Endoscopy and Water Purification and Filtration segments.

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2011	2010

Cost of sales	$126,000	$130,000
Operating expenses:
Selling	391,000	410,000
General and administrative	2,805,000	2,560,000
Research and development	28,000	30,000
Total operating expenses	3,224,000	3,000,000
Stock-based compensation before income taxes	3,350,000	3,130,000
Income tax benefits	(1,215,000)	(1,137,000)
Total stock-based compensation expense, net of tax	$2,135,000	$1,993,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.08	$0.08

Diluted	$0.08	$0.08

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

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our Common Stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our Common Stock), the expected dividend yield (which historically was 0% and is now approximately 0.6% as we began paying dividends in fiscal 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in the application of ASC Topic 718 in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

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

Liquidity and Capital Resources

Working capital

At July 31, 2012, our working capital was $78,751,000, compared with $67,913,000 at July 31, 2011. This increase was primarily due to the significant growth in operating income primarily from our three largest segments, Endoscopy, Water Purification and Filtration and Healthcare Disposables, as more fully explained elsewhere in this MD&A, and the fiscal 2012 Byrne Acquisition, which contributed total working capital of $7,195,000 on the date of acquisition, partially offset by the $10,000,000 increase in the current portion of long-term debt relating to the acquisition of the Byrne Medical Business, as further explained below.

Cash flows from operating activities

Net cash provided by operating activities was $50,580,000, $28,198,000 and $29,033,000 for fiscals 2012, 2011 and 2010, respectively.  In fiscal 2012, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization and stock-based compensation) and a decrease in accounts receivable (due to strong collections of receivables in the Endoscopy segment), partially offset by an increase in inventories (due to planned strategic increases in stock levels of certain products primarily in our Endoscopy and Water Purification and Filtration segments).

In fiscal 2011, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation and deferred taxes) and increases in accounts payable and other current liabilities (due primarily to the timing associated with vendor payments) and income taxes payable (due to timing of payments), partially offset by increases in accounts receivable (primarily due to strong sales of Endoscopy products and services and Water Purification and Filtration and Healthcare Disposables products) and inventories (due to planned strategic increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscopy segments).

In fiscal 2010, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation and deferred income taxes) and increases in accounts payable and other current liabilities (due to an increase in customer deposits relating to capital equipment sales in our Water Purification and Filtration segment) and income taxes payable (due to timing of payments), partially offset by increases in inventories (due to planned strategic increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscopy segments) and accounts receivable (due to strong July sales in our Endoscopy segment).

Cash flows from investing activities

Net cash used in investing activities was $103,115,000, $35,721,000 and $8,240,000 in fiscals 2012, 2011 and 2010, respectively. In fiscal 2012, the net cash used in investing activities was primarily for the acquisition of the Byrne Medical Business and to a lesser extent, capital expenditures. In fiscal 2011, net cash used in investing activities was primarily for the Gambro Acquisition and the ConFirm Acquisition as well as capital expenditures. In fiscal 2010, net cash used in investing activities was primarily for capital expenditures and the Purity Acquisition.

Cash flows from financing activities

Net cash provided by financing activities was $64,503,000 and $2,977,000 in fiscals 2012 and 2011, respectively, compared with net cash used in financing activities of $21,846,000 in fiscal 2010. In fiscal 2012, the net cash provided by financing activities was due primarily to borrowings under our credit facilities relating to the acquisition of the Byrne Medical Business, partially offset by repayments under our credit facilities. In fiscal 2011, the net cash provided by financing activities was due primarily to borrowings under our revolving credit facility relating to the Gambro Acquisition and ConFirm Acquisition and proceeds from the exercises of stock options, partially offset by repayments under our credit facilities, the payments of dividends to our shareholders and the purchases of treasury shares. In fiscal 2010, net cash used in financing activities was primarily attributable to repayments under our credit facilities and the payment of dividends to our shareholders, partially offset by proceeds from the exercises of stock options.

Dividends

In fiscal 2010, we declared our first semiannual cash dividends of $0.0334 per share ($0.05 per share on a pre-split basis) of outstanding common stock, which were paid on each of January 29, 2010 and July 30, 2010 and totaled $1,683,000. In fiscal 2011, we announced an increase in the semiannual cash dividend to $0.04 per share ($0.06 per share on a pre-split basis) of outstanding common stock, which was paid on each of January 28, 2011 and July 29, 2011 and totaled $2,064,000. In fiscal 2012, we announced another increase in the semiannual cash dividend to $0.0467 per share ($0.07 per share on a pre-split basis) of outstanding common stock, which was paid on each of January 31, 2012 and July 31, 2012 and totaled $2,523,000. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

On February 1, 2012, the Company issued 9,955,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012.

Long-term contractual obligations

As of July 31, 2012, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2013	2014	2015	2016	2017	Thereafter	Total

Maturities of the credit facilities	$10,000	$10,000	$10,000	$10,000	$50,000	$—	$90,000
Expected interest payments under the credit facilities (1)	2,055	1,814	1,572	1,331	3	—	6,775
Minimum commitments under noncancelable operating leases	3,166	2,838	2,264	1,471	1,004	4,522	15,265
Acquisitions payable	—	1,500	1,037	—	—	—	2,537
Compensation agreements	2,615	888	150	150	75	—	3,878
Deferred compensation and other	50	59	53	42	41	63	308
Total contractual obligations	$17,886	$17,099	$15,076	$12,994	$51,123	$4,585	$118,763

(1)                                  The expected interest payments under the term and revolving credit facility reflect interest rates of 2.41% and 2.40%, which was our weighted average interest rate on outstanding borrowings at July 31, 2012 and reflects the impact of our interest rate swap agreements.

New U.S. Credit Agreement

In conjunction with the Byrne Acquisition and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to $1,074,000 at July 31, 2012.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”). At September 14, 2012, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.23% to 0.90%. The margins applicable to our outstanding borrowings were 0.75% above the lender’s base rate or 1.75% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at September 14, 2012. The New U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.30% at September 14, 2012.

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

The New U.S. Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries (including Medivators, Mar Cor, Crosstex, and Strong Dental Products, Inc. (“Strong Dental”)) and (ii) a pledge by Cantel of all of the outstanding shares of Medivators, Mar Cor, Crosstex and Strong Dental owned by Cantel and 65% of the outstanding shares of Cantel’s foreign-based subsidiaries. We are in compliance with all financial and other covenants under the New U.S. Credit Agreement.

At July 31, 2012, we had $90,000,000 of outstanding borrowings under the New U.S. Credit Agreement, which consisted of $40,000,000 and $50,000,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $50,000,000 was available to be borrowed under our Revolving Credit Facility. Subsequent to July 31, 2012, we repaid $5,000,000 under the Revolving Credit Facility and $2,500,000 under the Term Loan Facility resulting in total outstanding borrowings of $82,500,000 at September 30, 2012.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Rent expense related to operating leases for fiscal 2012 was recorded on a straight-line basis and aggregated $4,104,000, compared with $3,924,000 and $3,875,000 for fiscals 2011 and 2010, respectively.

Acquisitions payable

In connection with the Byrne Acquisition, we estimated $1,500,000 at July 31, 2012 as the fair value of contingent consideration payable over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. In addition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at July 31, 2012, we have estimated $1,037,000 as the fair value of this payable, as more fully described in Notes 3 and 6 to the Consolidated Financial Statements.

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

Deferred compensation and other

Deferred compensation and other includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities. Additionally, deferred compensation and other includes minimal commitments under noncancelable capital leases and purchase commitments of inventory.

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

If the Next Round Financing fails to occur by the Maturity Date, the notes, both principal and interest, will be payable in cash and the automatic conversion will no longer apply. Additionally, during the 30-day period following the Maturity Date, we may elect to convert the principal and all accrued interest into shares of common stock of BIOSAFE at a price per share equal to 50% of the fair market value (the “Discount Rate”). The Discount Rate, originally 70% was reduced to 60% in connection with the initial amendment of the notes and further reduced to 50% in connection with the second amendment of the notes. No further interest will accrue if we make such election. As of September 14, 2012, the Next Round Financing has not occurred.

In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation.

This investment, together with the accrued interest, is included within other assets in our Consolidated Balance Sheets at July 31, 2011. At January 31, 2012, we evaluated this investment for potential impairment and determined that repayment of the notes and accrued interest was unlikely primarily due to BIOSAFE’s inability to obtain the Next Round Financing and our assessment of BIOSAFE’s going concern. Accordingly, we deemed the investment, together with accrued interest of $105,000, fully impaired and recorded a loss of $605,000 during our second quarter of fiscal 2012, which was recorded as other expense and a reduction in other assets in the Consolidated Financial Statements.  In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on the loss relating to the impairment of this investment.

Financing needs

Although most of our operating segments generate significant cash from operations, our Endoscopy, Healthcare Disposables, Dialysis and Water Purification and Filtration segments are the largest generators of cash. At July 31, 2012, we had a cash balance of $30,186,000, of which $3,845,000 was held by foreign subsidiaries. Such foreign cash is needed by our foreign subsidiaries for working capital purposes and is unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New U.S. Credit Agreement will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At September 30, 2012, $55,000,000 was available under our New U.S. Credit Agreement. In addition, subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the New U.S. Credit Agreement by an aggregate amount not to exceed $50,000,000 without the consent of the lenders.

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

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the Euro relative to the United States dollar, (iii) the British pound relative to the United States dollar and (iv) the Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, Euros, British pounds and Singapore dollars forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $3,844,000 at September 14, 2012, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on September 30, 2012. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Gains and losses related to these hedging contracts to buy Canadian dollars, Euros, British pounds and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. In fiscal 2012, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Changes in the value of the Japanese yen relative to the United States dollar in fiscal 2012, compared with fiscal 2011, did not have a significant impact upon either our results of operations or the translation of our balance sheet, primarily due to the fact that our Japanese subsidiary accounted for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income in fiscal 2012 compared with fiscal 2011.

For purposes of translating the balance sheet at July 31, 2012 compared with July 31, 2011, the total of the foreign currency movements resulted in a foreign currency translation loss of $898,000, net of tax, for fiscal 2012, thereby decreasing stockholders’ equity.

Inflation

Although overall inflation did not have a significant effect on our business, an increase in commodity prices can adversely affect our gross margins. Specifically, our businesses can be adversely impacted by rising fuel and oil prices and are heavily reliant on certain raw materials, such as chemicals, paper, resin, stainless steel and plastic components. From time to time, we experience price increases for raw materials. If we are unable to implement price increases to our customers, our gross margins could be adversely affected.

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

A portion of our healthcare disposables sales relating to the mail-in spore test kit is recorded as deferred revenue when initially sold. We recognize the revenue on these test kits using an estimate based on historical experience of the amount of time that elapses from the point of sale to when the kit is returned to us and we communicate to the customer the results of the required laboratory test. The related cost of the kits is recorded in inventory and recognized in cost of sales as the revenue is earned.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $3,836,000, $3,234,000 and $2,909,000 in fiscals 2012, 2011 and 2010, respectively. The increase in rebates in fiscal 2012 is primarily due to increased sales volume in our Endoscopy segment. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

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

On July 31, 2012, we adopted Accounting Standards Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. At July 31, 2012, because we determined through qualitative factors that the fair values of our Water Purification and Filtration and Healthcare Disposables segments were unlikely to be less than the carrying value, we did not proceed to step one of the two-step quantitative goodwill impairment test for those two segments. We performed step one of the two-step quantitative goodwill impairment test for Endoscopy (due to the increase in assets related to the Byrne Acquisition), Dialysis, Therapeutic Filtration, Chemistries (due to the decrease in operating income in the Dialysis, Therapeutic Filtration and Chemistries segments as more fully explained elsewhere in this MD&A) and Specialty Packaging (due to a change in assumptions used in the prior year projection of future operating results). In performing a detailed quantitative review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.

On July 31, 2012, we adopted ASU 2012-02, “Intangibles — Goodwill and Other,” (“ASU 2012-02”), which further expanded the use of a qualitative assessment to indefinite-lived intangible assets to determine whether further impairment testing is necessary. Accordingly, in performing our annual review for indefinite lived intangibles, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of such assets is less than the carrying values, and if necessary, performs a quantitative analysis comparing the current fair value of our indefinite lived intangibles assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2012, management concluded that none of our intangible assets or goodwill was impaired.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2012, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis and Specialty Packaging segments, which had average fair values that exceeded book value by approximately 19% and 24%, respectively. At July 31, 2012, goodwill relating to our Dialysis and Specialty Packaging reporting units were $8,133,000 and $7,139,000, respectively. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the projected future operating results and cash flows of this segment, including the impact of the shift from reusable to single-use dialyzers as more fully explained elsewhere in this MD&A and in “Risk Factors.” We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 14% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which forecasts are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On July 31, 2012, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable, with the exception of the impairment of our BIOSAFE investment as more fully described elsewhere in this MD&A.

Warranties

We provide for estimated costs that may be incurred to remedy deficiencies of quality or performance of our products at the time of revenue recognition. Most of our products have a one year warranty. We record provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on our results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

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

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards, accelerated vesting related to certain employment terminations and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our common stock), the expected dividend yield (which historically has been 0% and is now approximately 0.3% as we began paying dividends in January 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

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

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. We account for contingent consideration relating to business combinations that occurred subsequent to July 31, 2009 in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other components of an acquisition’s purchase price can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the three year price floor relating to the Byrne acquisition which fair value was determined using a option valuation model, as further described in Notes 3 and 6 to the Consolidated Financial Statements.  The

ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to Consolidated Financial Statements. Fluctuations in the rates of currency exchange between the United States dollar and the Canadian dollar had an insignificant impact in fiscal 2012, compared with fiscal 2011, upon our net income and had an adverse impact upon stockholders’ equity, as described in our MD&A.

Changes in the value of the Euro, British pound and Singapore dollar against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros, British pounds or Singapore dollars but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the Consolidated Financial Statements and therefore are impacted by changes in the Euro exchange rate relative to the United States dollar. Fluctuations in the rates of currency exchange between the United States dollar and the Euro, British pound and Singapore dollar did not have a significant overall impact in fiscal 2012, compared with fiscal 2011, upon our net income and stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the Euro relative to the United States dollar, (iii) the British pound relative to the United States dollar and (iv) the Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, Euros, British pounds and Singapore dollars forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $2,729,000 at July 31, 2012, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on August 31, 2012. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. In fiscal 2012, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies.

The functional currency of Medivators’ Japan subsidiary is the Japanese yen. Changes in the value of the Japanese yen relative to the United States dollar in fiscal 2012, compared with fiscal 2011, did not have a significant impact upon either our results of operations or the translation of the balance sheet, primarily due to the fact that our Japanese subsidiary accounted for a relatively small portion of consolidated net sales, net income and net assets.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income in fiscal 2012, compared with fiscal 2011, and an adverse impact upon stockholders’ equity primarily due to the decrease in the value of the Canadian dollar relative to the United States dollar during fiscal 2012.

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

As a result of entering into forward starting interest rate swap agreements, our interest rate exposure is limited to the outstanding portion of our Revolving Credit Facility in excess of $25,000,000. Based on our outstanding Revolving Credit Facility balance of $45,000,000 at September 14, 2012, a 100 basis point increase in average LIBOR interest rates would result in incremental annual interest expense of $200,000. However, we also maintain a cash balance of $30,186,000 at July 31, 2012 which is maintained in cash or invested in low return cash equivalents such as United States money market funds with leading banking institutions. An increase in interest rates would generate additional interest income, which would partially offset the adverse impact of additional interest expense.

With respect to foreign currency exchange rates, we are principally impacted by changes in the Canadian dollar, euro, British pound and Singapore dollar as these currencies relate to the United States dollar. We use a sensitivity analysis to assess the market risk associated with our foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates.

Our Canadian subsidiaries and Singapore subsidiary have net assets in currencies other than their functional currencies, which must be converted into functional currency, thereby giving rise to realized foreign exchange gains and losses. Similarly, our United States subsidiaries have net assets in currencies other than their functional United States currency, which must be converted into functional currency, thereby giving rise to realized foreign exchange gains and losses. Therefore, our Canadian subsidiaries, Singapore subsidiary and United States subsidiaries are exposed to risk if the value of the Canadian dollar, euro, British pound and Singapore dollar appreciates relative to the United States dollar. For fiscals 2012 and 2011, a uniform 15% increase in the Canadian dollar, euro, British pound and Singapore dollar relative to the United States dollar would have resulted in aggregate realized losses (after tax) of approximately $530,000 and $320,000, respectively. However, since certain of our subsidiaries use foreign currency forward contracts to hedge against the impact of fluctuations of the Canadian dollar, euro, British pound and Singapore dollar relative to the United States dollar, realized losses relating to the fluctuation of those currencies would be partially offset by gains on the foreign currency forward contracts.

In addition to the above, adverse changes in foreign currency exchange rates impact the translation of our financial statements. For fiscals 2012 and 2011, a uniform 15% adverse movement in foreign currency rates would have resulted in realized losses (after tax) of approximately $812,000 and $831,000, respectively, due to the translation of the results of operations of foreign subsidiaries (adverse changes would be caused by appreciation of either the Canadian dollar or the euro relative to the United States dollar). However, such a change in foreign currency rates would have resulted in an unrealized gain on our net investment in foreign subsidiaries of $2,304,000 and $3,432,000 in fiscals 2012 and 2011, respectively. Such an unrealized gain would be recorded in accumulated other comprehensive income in our stockholders’ equity. Conversely, if the Canadian dollar and the euro depreciated by 15% relative to the United States dollar, we would have recognized realized gains (after tax) of approximately $812,000 and $831,000 in fiscals 2012 and 2011, respectively, and an unrealized loss of $2,304,000 and $3,432,000 in fiscals 2012 and 2011, respectively, on our net investment in foreign subsidiaries. However, since we view these investments as long-term, we would not expect such unrealized losses to be realized in the near term.

The aggregate adverse impact, net of tax, to our results of operations of a uniform 15% increase in foreign currency exchange rates, as described above, due to both financial statement translation and functional currency conversion would have been $1,342,000 and $1,151,000 for fiscals 2012 and 2011, respectively, partially offset by the effect of our foreign currency forward contracts.

Item 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements, which is Item 15(a), and the Consolidated Financial Statements and schedule included in this Report.

Item 9.                                                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2012.

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

On August 1, 2011, we acquired the Byrne Medical Business, as more fully described in Note 3 to the Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process at our Medivators subsidiary to ensure that all financial information related to this acquisition was properly reflected in our Consolidated Financial Statements. As of July 31, 2012, all aspects of the Byrne Medical Business were fully integrated into the existing internal control structure of Medivators.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cantel Medical Corp.

We have audited Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cantel Medical Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cantel Medical Corp maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cantel Medical Corp. as of July 31, 2012 and 2011 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2012 of Cantel Medical Corp. and our report dated October 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
October 15, 2012

Item 9B.                OTHER INFORMATION.

None.

PART III

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE .

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2012 Annual Meeting of Stockholders of the Registrant, except for the following:

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

Item 11.                 EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2012 Annual Meeting of Stockholders of the Registrant.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2012 Annual Meeting of Stockholders of the Registrant, except for the following:

The following table shows, as of July 31, 2012, the number of options and nonvested restricted shares currently outstanding, as well as the number of shares remaining available for grant under our existing equity plan:

	Outstanding	Nonvested	Available
Plan	Options	Restricted Shares	for Grant

2006 Equity Incentive Plan - Options	548,823	—	306,874
2006 Equity Incentive Plan - Restricted Shares	—	472,005	724,998
	548,823	472,005	1,031,872

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2012 Annual Meeting of Stockholders of the Registrant.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2012 Annual Meeting of Stockholders of the Registrant.

PART IV

Item 15.                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

1.           Consolidated Financial Statements:

(i)            Report of Independent Registered Public Accounting Firm.

(ii)           Consolidated Balance Sheets as of July 31, 2012 and 2011.

(iii)          Consolidated Statements of Income for the years ended July 31, 2012, 2011 and 2010.

(iv)          Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended July 31, 2012, 2011 and 2010.

(v)           Consolidated Statements of Cash Flows for the years ended July 31, 2012, 2011 and 2010.

(vi)          Notes to Consolidated Financial Statements.

2.           Consolidated Financial Statement Schedules:

(i)            Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2012, 2011 and 2010.

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

3(n) - Registrant’s By-Laws adopted April 24, 2002. (Incorporated herein by reference to Exhibit 3(m) to Registrant’s 2002 10-K.)

10(a) — 2006 Equity Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012.)

10(b) - Form of Stock Option Agreement for option grants to directors and executive officers, as amended, under Registrant’s 2006 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 27, 2011 [the “October 2011 8-K”].)

10(c) - Form of Restricted Stock Agreement under the Registrant’s 2006 Equity Incentive Plan for grants to executive officers. (Incorporated herein by reference to Exhibit 10.5 to Registrant’s October 2011 8-K.)

10(d) — Form of Restricted Stock Agreement under the Registrant’s 2006 Equity Incentive Plan for grants to directors. (Incorporated herein by reference to Exhibit 10.6 to Registrant’s October 2011 8-K.)

10(e) - Second Amended and Restated Credit Agreement dated as of August 1, 2011 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 5, 2011 [the “August 2011 8-K”].)

10(f) — Amended and Restated Executive Severance Agreement dated as of November 28, 2011 between Registrant and Andrew A. Krakauer (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 1, 2011 [the “December 2011 8-K”].)

10(g) — Amended and Restated Executive Severance Agreement dated as of November 28, 2011 between Registrant and Craig A. Sheldon (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s December 2011 8-K.)

10(h) — Amended and Restated Executive Severance Agreement dated as of November 28, 2011 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.4 of the Registrant’s December 2011 8-K.)

10(i) - Confidentiality and Non-Competition Agreement dated as of January 1, 2010 between Registrant and Andrew A. Krakauer (Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on February 12, 2010 [the “February 2010 8-K”].)

10(j) - Confidentiality and Non-Competition Agreement dated as of January 1, 2010 between Registrant and Craig A. Sheldon (Incorporated herein by reference to Exhibit 10.8 of the Registrant’s February 2010 8-K.)

10(k) - Confidentiality and Non-Competition Agreement dated as of January 1, 2010 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.9 of the Registrant’s February 2010 8-K.)

10(l) - Cantel Medical Corp. Annual Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s October 2011 8-K.)

10(m) - Cantel Medical Corp. Long Term Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s October 2011 8-K.)

10(n) — Asset Purchase Agreement dated as of August 1, 2011 among Registrant, Medivators Inc., Byrne Medical, Inc. and Don Byrne (Incorporated herein by reference to Exhibit 2.1 to Registrant’s August 2011 8-K.)

21 - Subsidiaries of Registrant.

23 - Consent of Ernst & Young LLP.

31.1 - Certification of Principal Executive Officer.

31.2 - Certification of Principal Financial Officer.

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS -   XBRL Instance Document

101.SCH -  XBRL Extension Schema Document

101.CAL -  XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF -   XBRL Taxonomy Definition Linkbase Document

101.LAB -   XBRL Taxonomy Extension Label Linkbase Document

101.PRE -   XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: October 15, 2012	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	October 15, 2012
Charles M. Diker, a Director and Chairman of the Board

/s/ George L. Fotiades	Date:	October 15, 2012
George L. Fotiades, a Director
and Vice Chairman of the Board

/s/ Alan. R. Batkin	Date:	October 15, 2012
Alan R. Batkin, a Director

/s/ Ann E. Berman	Date:	October 15, 2012
Ann E. Berman, a Director

/s/ Joseph M. Cohen	Date:	October 15, 2012
Joseph M. Cohen, a Director

/s/ Mark N. Diker	Date:	October 15, 2012
Mark N. Diker, a Director

/s/ Alan J. Hirschfield	Date:	October 15, 2012
Alan J. Hirschfield, a Director

/s/ Andrew A. Krakauer	Date:	October 15, 2012
Andrew A. Krakauer, a Director and President & CEO

/s/ Peter J. Pronovost	Date:	October 15, 2012
Peter J. Pronovost, a Director

/s/ Bruce Slovin	Date:	October 15, 2012
Bruce Slovin, a Director

CANTEL MEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. as of July 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended July 31, 2012.  Our audits also included the financial statement schedule included in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. at July 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

October 15, 2012

CANTEL MEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

	July 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$30,186	$18,410
Accounts receivable, net of allowance for doubtful accounts of $1,041 in 2012 and $1,096 in 2011	47,977	46,121
Inventories	46,755	40,064
Deferred income taxes	3,799	3,645
Prepaid expenses and other current assets	3,321	3,084
Income taxes receivable	1,854	—
Total current assets	133,892	111,324

Property and equipment, at cost:
Land, buildings and improvements	26,313	19,972
Furniture and equipment	59,140	51,927
Leasehold improvements	3,014	2,824
	88,467	74,723
Less accumulated depreciation and amortization	(45,445)	(40,264)
	43,022	34,459
Intangible assets, net	71,311	39,191
Goodwill	183,655	134,770
Other assets	2,932	1,699
	$434,812	$321,443

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10,000	$—
Accounts payable	12,345	13,218
Compensation payable	14,312	11,758
Accrued expenses	10,370	8,415
Deferred revenue	8,114	6,718
Acquisitions payable	—	2,325
Income taxes payable	—	977
Total current liabilities	55,141	43,411

Long-term debt	80,000	24,000
Deferred income taxes	19,894	18,450
Acquisitions payable	2,537	—
Other long-term liabilities	1,304	1,267

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; issued 2012 - 29,997,898 shares, outstanding 2012 - 27,100,729 shares; issued 2011- 28,737,043 shares, outstanding 2011 - 25,910,146 shares	3,000	2,874
Additional paid-in capital	127,338	109,777
Retained earnings	167,539	138,725
Accumulated other comprehensive income	8,175	9,283
Treasury Stock, 2012 - 2,897,169 shares at cost; 2011 - 2,826,897 shares at cost	(30,116)	(26,344)
Total stockholders’ equity	275,936	234,315
	$434,812	$321,443

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended July 31,
	2012	2011	2010

Net sales	$386,490	$321,651	$273,952

Cost of sales	222,323	198,868	162,981

Gross profit	164,167	122,783	110,971

Expenses:
Selling	55,166	44,144	36,092
General and administrative	47,623	40,655	37,045
Research and development	9,254	6,648	5,169
Total operating expenses	112,043	91,447	78,306

Income before interest, other expense and income taxes	52,124	31,336	32,665

Interest expense	3,732	960	1,169
Interest income	(82)	(86)	(59)
Other expense	605	—	—

Income before income taxes	47,869	30,462	31,555

Income taxes	16,532	10,037	11,614

Net income	$31,337	$20,425	$19,941

Earnings per common share:

Basic	$1.17	$0.80	$0.79

Diluted	$1.15	$0.79	$0.78

Dividends per common share:	$0.09	$0.08	$0.07

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollar amounts in Thousands, Except Share Data)

Years Ended July 31, 2012, 2011 and 2010

	Common Stock				Accumulated
	Number of		Additional		Other	Treasury	Total	Total
	Shares		Paid-in	Retained	Comprehensive	Stock,	Stockholders’	Comprehensive
	Outstanding	Amount	Capital	Earnings	Income	at Cost	Equity	Income

Balance, July 31, 2009	24,965,590	$2,683	$86,274	$102,103	$8,281	$(12,225)	$187,116
Exercises of options	295,425	51	4,981			(2,893)	2,139
Repurchases of shares	(33,327)					(426)	(426)
Stock-based compensation			3,130				3,130
Issuance of restricted stock	71,738	7	(7)				—
Income tax deficiency from exercises of stock options and vesting of restricted stock			(578)				(578)
Dividends on common stock				(1,681)			(1,681)
Translation adjustment, net of $1,302 in tax					(236)		(236)	$(236)
Net income				19,941			19,941	19,941
Total comprehensive income for fiscal 2010								$19,705
Balance, July 31, 2010	25,299,426	2,741	93,800	120,363	8,045	(15,544)	209,405

Exercises of options	430,000	106	11,959			(9,510)	2,555
Repurchases of shares	(84,855)					(1,290)	(1,290)
Stock-based compensation			3,350				3,350
Issuance of restricted stock	265,575	27	(27)				—
Income tax benefit from exercises of stock options and vesting of restricted stock			695				695
Dividends on common stock				(2,063)			(2,063)
Translation adjustment, net of $320 in tax					1,238		1,238	$1,238
Net income				20,425			20,425	20,425
Total comprehensive income for fiscal 2011								$21,663
Balance, July 31, 2011	25,910,146	2,874	109,777	138,725	9,283	(26,344)	234,315

Exercises of options	375,152	37	4,219			(1,884)	2,372
Issuance for Byrne Acquisition	601,685	60	7,580				7,640
Stock-split fractional share adjustment	(136)		(3)				(3)
Repurchases of shares	(88,689)					(1,904)	(1,904)
Stock-based compensation			3,840				3,840
Issuance of restricted stock	357,906	35	(51)			16	—
Cancellations of restricted stock	(55,335)	(6)	6				—
Income tax benefit from exercises of stock options and vesting of restricted stock			1,970				1,970
Dividends on common stock				(2,523)			(2,523)
Unrealized loss on interest rate swaps, net of $125 in tax					(210)		(210)	$(210)
Translation adjustment, net of $260 in tax					(898)		(898)	(898)
Net income				31,337			31,337	31,337
Total comprehensive income for fiscal 2012								$30,229
Balance, July 31, 2012	27,100,729	$3,000	$127,338	$167,539	$8,175	$(30,116)	$275,936

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2012	2011	2010

Cash flows from operating activities
Net income	$31,337	$20,425	$19,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,801	6,759	6,333
Amortization	9,124	5,687	5,105
Stock-based compensation expense	3,840	3,350	3,130
Amortization of debt issuance costs	373	321	470
Loss on disposal of fixed assets	105	10	238
Impairment of convertible notes receivable	605	—	—
Deferred income taxes	370	(1,799)	(2,221)
Excess tax benefits from stock-based compensation	(1,970)	(776)	(424)
Changes in assets and liabilities:
Accounts receivable	2,307	(13,449)	(1,065)
Inventories	(2,227)	(2,038)	(5,189)
Prepaid expenses and other current assets	(345)	(418)	436
Accounts payable and other current liabilities	(177)	7,266	1,272
Income taxes payable	437	2,860	1,007
Net cash provided by operating activities	50,580	28,198	29,033

Cash flows from investing activities
Capital expenditures	(5,502)	(5,835)	(5,605)
Proceeds from disposal of fixed assets	9	78	5
Acquisition of Byrne	(95,261)	—	—
Acquisition of ConFirm	(855)	(7,500)	—
Acquisition of Gambro	(1,550)	(22,150)	—
Acquisition of Purity, net of cash acquired	—	—	(1,970)
Acquisition of Twist	—	—	(157)
Purchase of convertible notes receivable	—	—	(300)
Other, net	44	(314)	(213)
Net cash used in investing activities	(103,115)	(35,721)	(8,240)

Cash flows from financing activities
Borrowings under term loan facility, net of debt issuance costs	49,647	—	—
Borrowings under revolving credit facility, net of debt issuance costs	46,941	28,000	—
Repayments under term loan facility	(10,000)	(10,000)	(10,000)
Repayments under revolving credit facility	(22,000)	(15,000)	(12,300)
Proceeds from exercises of stock options	2,372	2,555	2,139
Dividends paid	(2,523)	(2,064)	(1,683)
Excess tax benefits from stock-based compensation	1,970	776	424
Repurchases of shares	(1,904)	(1,290)	(426)
Net cash provided by (used in) financing activities	64,503	2,977	(21,846)

Effect of exchange rate changes on cash and cash equivalents	(192)	344	297

Increase (decrease) in cash and cash equivalents	11,776	(4,202)	(756)
Cash and cash equivalents at beginning of year	18,410	22,612	23,368
Cash and cash equivalents at end of year	$30,186	$18,410	$22,612

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2012, 2011 and 2010

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

Cantel had five principal operating companies during fiscals 2012, 2011 and 2010, Medivators Inc. (“Medivators”) (formerly known as Minntech Corporation), Crosstex International, Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Medivators has three foreign subsidiaries, Medivators B.V., Medivators Asia/Pacific Ltd. and Medivators Japan K.K., which serve as Medivators’ bases in Europe, Asia/Pacific and Japan, respectively. As part of our decision to service our Japan customers in a more cost effective manner, we closed our subsidiary in Japan in July 2012.

We currently operate our business through seven operating segments: Endoscopy (through Medivators), Water Purification and Filtration (through Mar Cor, Biolab and Medivators), Healthcare Disposables (through Crosstex), Dialysis (through Medivators), Therapeutic Filtration (through Medivators), Specialty Packaging (through Saf-T-Pak) and Chemistries (through Medivators). The Therapeutic Filtration, Specialty Packaging and Chemistries operating segments are combined in the All Other reporting segment for financial reporting purposes.

On August 1, 2011 our Medivators subsidiary acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), as more fully described in Note 3 to the Consolidated Financial Statements. The results of operations for the acquired business (the “Byrne Medical Business” or the “Byrne Acquisition”) are included in our results of operations for fiscal 2012 and are excluded from fiscals 2011 and 2010. As a result of this acquisition, we expanded our endoscopy product offerings outside of endoscope reprocessing and therefore we renamed our Endoscope Reprocessing segment to the Endoscopy segment. This change in segment description has no impact upon any reported financial information of this segment.

On February 11, 2011, our Crosstex subsidiary acquired certain net assets of the sterilization monitoring business of ConFirm Monitoring Systems, Inc. (the “ConFirm Monitoring Business” or the “ConFirm Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements. Its results of operations are included in our results of operations for fiscal 2012 and the portion of fiscal 2011 subsequent to its acquisition date, and are not reflected in our results of operations for fiscal 2010. The ConFirm Acquisition is included in our Healthcare Disposables segment.

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (collectively, “Gambro”) certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis (“Gambro Business” or the “Gambro Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements. Its results of operations are included in our results of operations for fiscal 2012 and the portion of fiscal 2011 subsequent to its acquisition date, and are not reflected in our results of operations for fiscal 2010. The Gambro Acquisition is included in our Water Purification and Filtration segment.

On June 1, 2010, we acquired all of the issued and outstanding stock of Purity Water Company of San Antonio, Inc. (“Purity Business” or the “Purity Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements. Its results of operations are included in our results of operations in fiscals 2012 and 2011 and the portion of fiscal 2010 subsequent to its acquisition date. Purity is included in our Water Purification and Filtration segment.

During February 2012, the Company issued 9,955,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012. The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts in the Consolidated Balance Sheet at July 31, 2011, the Consolidated Statements of Changes in Stockholders’ Equity for fiscals 2011 and 2010, and in all share data in the Consolidated Statements of Income, Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

We performed a review of events subsequent to July 31, 2012. Based upon that review, no subsequent events occurred that required updating to our Consolidated Financial Statements or disclosures.

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

A portion of our healthcare disposables sales relating to the mail-in spore test kit is recorded as deferred revenue when initially sold. We recognize the revenue on these test kits using an estimate based on historical experience of the amount of time that elapses from the point of sale to when the kit is returned to us and we communicate to the customer the results of the required laboratory test. The related cost of the kits is recorded in inventory and recognized in cost of sales as the revenue is earned.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $3,836,000, $3,234,000 and $2,909,000 in fiscals 2012, 2011 and 2010, respectively. The increase in rebates in fiscal 2012 is primarily due to increased sales volume in our Endoscopy segment. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

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

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 5-32 years for buildings and improvements and the shorter of the life of the asset or the life of the lease for leasehold improvements. Depreciation and amortization expense related to property and equipment for fiscals 2012, 2011 and 2010 was $6,801,000, $6,759,000 and $6,333,000, respectively.

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

On July 31, 2012, we adopted Accounting Standard Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. At July 31, 2012, because we determined through qualitative factors that the fair values of our Water Purification and Filtration and Healthcare Disposables segments were unlikely to be less than the carrying value, we did not proceed to step one of the two-step quantitative goodwill impairment test for those two segments. We performed step one of the two-step quantitative goodwill impairment test for Endoscopy (due to the increase in assets related to the Byrne Acquisition), Dialysis, Therapeutic Filtration, Chemistries (due to the decrease in operating income in the Dialysis, Therapeutic Filtration and

Chemistries segments as more fully explained in our “Management Discussion and Analysis”) and Specialty Packaging (due to a change in assumptions used in the prior year projection of future operating results).  In performing a detailed quantitative review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.

On July 31, 2012, we adopted ASU 2012-02, “Intangibles — Goodwill and Other,” (“ASU 2012-02”) which further expanded the use of a qualitative assessment to indefinite-lived intangible assets to determine whether further impairment testing is necessary. Accordingly, in performing our annual review for indefinite lived intangibles, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of such assets is less than the carrying values, and if necessary, performs a quantitative analysis comparing the current fair value of our indefinite lived intangibles assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2012, management concluded that none of our intangible assets or goodwill was impaired.

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

Other Assets

Debt issuance costs associated with our credit facilities are amortized to interest expense over the life of the credit facilities. As of July 31, 2012 and 2011, such debt issuance costs, net of related amortization, were included in other assets and amounted to $1,074,000 and $220,000, respectively. The debt issuance costs at July 31, 2012 relate to our New U.S. Credit Agreement.

Warranties

We provide for estimated costs that may be incurred to remedy deficiencies of quality or performance of our products at the time of revenue recognition. Most of our products have a one year warranty. We record provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on our results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

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

The stock-based compensation expense recorded in our Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards, accelerated vesting related to certain employment terminations and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our common stock), the expected dividend yield (which historically has been 0% and is now approximately 0.3% as we began paying dividends in January 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

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

Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $2,507,000, $2,062,000 and $1,853,000 for fiscals 2012, 2011 and 2010, respectively.

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

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. We account for contingent consideration relating to business combinations that occurred subsequent to July 31, 2009 in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other components of an acquisition’s purchase price can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the three year price floor relating to the Byrne acquisition which fair value was determined using a option valuation model, as further described in Notes 3 and 6 to the Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, we evaluate the adequacy of our reserves and the estimates used in calculations of reserves as well as other judgmental financial statement items, including, but not limited to: collectability of accounts receivable, volume rebates and trade-in allowances, inventory values and obsolescence reserves, warranty reserves, contingent consideration, depreciation and amortization periods, deferred income taxes, goodwill and intangible assets, impairment of long-lived assets, unrecognized tax benefits for uncertain tax positions, reserves for legal exposure, stock-based compensation and expense accruals.  Such estimates and assumptions are subjective in nature. We reflect such amounts based upon the most recent information available.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. In July 2012, the FASB issued ASU 2012-02, which further expanded the use of a qualitative assessment to indefinite-lived intangible assets to determine whether further impairment testing is necessary. ASU 2012-02 is effective for annual and interim indefinite-lived intangible assets impairment tests for fiscal years beginning after September 15, 2012. Early adoption is permitted for both ASU 2011-08 and ASU 2012-02. As such, we early adopted both ASU’s on July 31, 2012. The adoption of ASU 2011-08 and ASU 2012-02 did not have any impact upon our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Accordingly, we will adopt ASU 2011-05 in our fiscal 2013 first quarter ending October 31, 2012 by including the Statement of Comprehensive Income as an addition to our Consolidated Financial Statements. The adoption of this disclosure guidance will not have any impact upon our financial position and results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, we adopted ASU 2011-04 in our third quarter ended April 30, 2012. We have applied the disclosure provisions of this ASU in Note 6 of our Consolidated Financial Statements. The adoption of ASU 2011-04 did not have any impact upon our financial position and results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force,” (“ASU 2010-29”), which addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for material business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) had occurred at the beginning of the comparable prior annual reporting period only. Additional amendments expand supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for fiscal years beginning after December 15, 2010 and is applied prospectively to business combinations completed after that date. Accordingly, we adopted ASU 2010-29 on August 1, 2011 and applied the provisions of this ASU to the Byrne Acquisition, as further described in Note 3 to the Consolidated Financial Statements. The adoption of this updated disclosure guidance did not have any impact upon our financial position and results of operations.

3.             Acquisitions

Fiscal 2012

Byrne Medical, Inc. Disposable Endoscopy Products Business

On August 1, 2011 our Medivators subsidiary acquired the business and substantially all of the assets of BMI, a privately owned, Texas-based company that designed, manufactured and sold an innovative array of disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.  Excluding acquisition-related costs of $1,099,000 (of which $626,000 and $473,000 was recorded in general administrative expenses in fiscals 2012 and 2011, respectively), we paid an aggregate purchase price of $99,361,000 (which reflects a $639,000 decrease resulting from a net asset value adjustment that was recorded as a reduction of goodwill in December 2011). The purchase price was comprised of $89,361,000 in cash and $10,000,000 in shares of Cantel common stock that is subject to both a multi-year lock-up and three-year price floor (described below). After giving effect for the Company’s three-for-two stock split, the stock consideration consisted of 601,685 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($16.62). In addition, there is up to $10,000,000 in potential cash contingent consideration payable to BMI over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. A portion of the purchase price (including the stock consideration) was placed in escrow as security for indemnification obligations of BMI and its principal stockholder, Mr. Don Byrne. In addition, we purchased certain land and buildings utilized by the Byrne Medical Business from Byrne Investments LLC, an affiliate of Mr. Byrne, for $5,900,000.

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase to goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income.  Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $2,700,000 to record our initial estimated fair value of the contingent consideration that would be earned over the two years ending July 31, 2013. During fiscal 2012, we re-measured the fair value of the contingent consideration and recorded a total of $1,200,000 in fair value changes decreasing both acquisitions payable and general and administrative expenses in the Consolidated Financial Statements, thereby decreasing the contingent consideration payable to $1,500,000 at July 31, 2012, as more fully described in Note 6 to the Consolidated Financial Statements.

Subject to certain conditions and limitations, under the price floor referred to above, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor is a free standing financial instrument that we are required to record as a liability at fair value on the date of acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $3,000,000 to record our initial estimated fair value of the three-year price floor. The fair value of this liability was determined using the Black-Scholes option valuation model. During fiscal 2012, we re-measured the fair value of the price floor and recorded a total of $1,963,000 in fair value changes decreasing both acquisitions payable and general and administrative expenses in the Consolidated Financial Statements, thereby decreasing the price floor liability to $1,037,000 at July 31, 2012, as more fully described in Note 6 to the Consolidated Financial Statements.

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

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 with our senior lenders to fund the cash consideration paid in and the costs associated with the acquisition, as well as to refinance our existing working capital credit facilities, as more fully described in Note 9 to the Consolidated Financial Statements.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Current assets:
Accounts receivable	$4,303,000
Inventory	4,581,000
Other assets	588,000
Property, plant and equipment	10,074,000
Amortizable intangible assets (lives are a preliminary estimate):
Customer relationships (15-year life)	25,300,000
Brand names (10-year life)	2,200,000
Technology (8-year life)	11,900,000
Non-compete agreement (14 year-weighted-average life)	2,000,000
Other assets	105,000
Current liabilities	(2,277,000)
Other liabilities	(85,000)
Net assets acquired	$58,689,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $49,582,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes over fifteen years, has been included in our Endoscopy segment.

For the twelve months ended December 31, 2010, BMI’s latest audited fiscal year, BMI generated revenues and gross profit of $34,293,000 and $21,991,000, respectively.

Since the acquisition was completed on the first day of fiscal 2012, the results of operations of the Byrne Medical Business are included in our results of operations in fiscal 2012 and are excluded from fiscals 2011 and 2010.  As a result of the acquisition, we changed the name of our reporting segment previously known as Endoscope Reprocessing to Endoscopy. The operations of the Byrne Medical Business are fully included within our Endoscopy segment.

For fiscal 2012, the Byrne Medical Business added the following to the Endoscopy segment in our Consolidated Financial Statements:

Year Ended July 31,
2012

Net sales	$49,118,000

Operating income	$14,801,000

Operating income, as adjusted (1)	$13,157,000

Capital expenditures	$1,093,000

Depreciation and amortization	$4,828,000

The segment operating income amounts above exclude debt issuance costs relating to the Second Amended and Restated Credit Agreement of approximately $1,412,000, which is being amortized to interest expense over the life of the credit facilities, and interest expense relating to the borrowings under our credit facilities to fund a significant portion of the purchase price. Additionally, the segment operating income does not include an allocation of payroll expense relating to Medivators’ personnel for their increased responsibilities to not only integrate the Byrne Medical Business but to help execute the various manufacturing, selling and administrative tasks necessary to make the business successful.

(1)          Operating income, as adjusted, excludes the following non-recurring items directly related to the Byrne Medical Acquisition: (i) acquisition-related charges of approximately $626,000 which were recorded in general and administrative expenses in the three months ended October 31, 2011 and (ii) an increase in operating earnings relating to net fair value changes of $2,270,000 in fiscal 2012 related to the acquisition date inventory, contingent consideration liability and three year price floor liability as further described above.

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

Selected unaudited supplemental pro forma consolidated statements of income data for fiscals 2012 and 2011 assuming that the Byrne Medical Business was included in our results of operations as of August 1, 2010 (the beginning of our fiscal 2011) are as follows:

	Year Ended July 31,
	2012	2011

Net sales	$386,490,000	$360,226,000
Net income	$32,393,000	$22,745,000
Earnings per share:
Basic	$1.20	$0.87
Diluted	$1.19	$0.86
Weighted average common shares:
Basic	26,892,000	26,252,000
Diluted	27,185,000	26,588,000

Supplemental pro forma data for fiscal 2012 was adjusted to exclude acquisition-related costs of $626,000 and a fair value adjustment charge of $893,000 related to the step-up in the fair value of inventories. Fiscal 2011 supplemental pro forma data was adjusted to include these amounts. In addition, in order to affect the unaudited pro forma consolidated statements of income data for fiscal 2011, the operating results of Cantel for fiscal 2011 were consolidated with the operating results of the Byrne Medical Business for the twelve month period ended June 30, 2011 and were further adjusted to include (i) amortization of intangible assets and depreciation and amortization of property and equipment based upon the final appraised fair values and useful lives of such assets; (ii) interest expense including interest on the senior bank debt at an effective interest rate of 2.98% per annum and amortization of new debt issuance costs over the life of the credit facilities; (iii) the elimination of certain expenses unrelated to the acquired assets of the Byrne Medical Business; (iv) the elimination of incentive compensation for the former primary owner in excess of incentive compensation consistent with the terms of his new employment contract; (v) a decrease of $38,000 and $104,000, respectively, to general and administrative expense relating to a net change in fair value of the contingent consideration and the three-year price floor solely to reflect the passage of time (fiscal 2012 includes a decrease to general and administrative expenses to reflect the actual net fair value adjustment of $1,200,000 and $1,963,000, respectively, relating to such items as further described above); and (vi) income tax expense calculated using our fiscal 2011 consolidated U.S. effective tax rate. All other operating results reflect actual performance.

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

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through general and administrative expenses in our Consolidated Statements of Income.  Accordingly, on February 11, 2011 we increased acquisitions payable and goodwill by $656,000 to record our initial estimated fair value of the contingent consideration that would be earned by January 31, 2012 and continually re-measured the liability at each balance sheet date thereafter, as further described in Note 6 to the Consolidated Financial Statements. The changes in estimated fair value during the one year period ended January 31, 2012 were driven by changes in the assumptions pertaining to the achievement of the specified sales levels and the time value of money. Based on actual sales results for the one year period ended January 31, 2012, the final contingent consideration liability was determined to be $855,000 at January 31, 2012 and was paid in March 2012.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Current assets	$1,399,000
Property, plant and equipment	93,000
Amortizable intangible assets:
Customer relationships (10-year life)	2,290,000
Brand name (6-year life)	470,000
Technology (5-year life)	110,000
Non-compete agreement (8-year life)	30,000
Current liabilities:
Accounts payable	(244,000)
Deferred revenue	(1,226,000)
Net assets acquired	$2,922,000

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

The results of operations for the ConFirm Acquisition are included in our results of operations in fiscal 2012 and the portion of fiscal 2011 subsequent to its acquisition date and are not included in fiscal 2010. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Gambro Business

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis. Immediately following the acquisition, we commenced sales and service of all Gambro water products, components, parts and consumables solely intended for the United States and Puerto Rico markets. The manufacturing of these products has been transitioned into our own manufacturing facility in Plymouth, Minnesota. The Gambro Acquisition expands our Water Purification and Filtration’s annual business in terms of sales, particularly with respect to product and service sales volumes in both existing and new dialysis clinics across the United States and Puerto Rico by 19% (approximately 75% of Gambro Acquisition revenues are from one customer). Total consideration for the transaction, excluding acquisition-related costs of approximately $240,000, was $23,700,000, of which $3,100,000 was paid in six equal quarterly payments ended April 2012. The Gambro Acquisition is included in our Water Purification and Filtration operating segment.

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

The results of operations of the Gambro Business are included in our results of operations in fiscal 2012 and the portion of fiscal 2011 subsequent to its acquisition date and are not included in fiscal 2010. Pro forma consolidated statement of income data has not been presented due to the unavailability of pre-acquisition financial statements of the Gambro Business, since the Gambro Business did not maintain separate financial statements related to these purchased assets.

Fiscal 2010

Purity Water Company of San Antonio, Inc.

On June 1, 2010, Mar Cor acquired all of the issued and outstanding capital stock of Purity Water Company of San Antonio, Inc., a private company based in San Antonio, Texas that designs, installs and services high quality, high purity water systems for use in laboratory, industrial, medical, pharmaceutical and semiconductor environments. Total consideration for the transaction was $2,014,000.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Current assets	$493,000
Property, plant and equipment	185,000
Amortizable intangible assets:
Brand name (3-year life)	10,000
Non-compete agreement (5-year life)	38,000
Customer relationships (9-year life)	433,000
Current liabilities	(347,000)
Noncurrent deferred income tax liabilities, net	(15,000)
Net assets acquired	$797,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $1,217,000 was assigned to goodwill. Such goodwill, all of which is non-deductible for income tax purposes, has been included in our Water Purification and Filtration reporting segment.

The primary reason for the acquisition was to add a base of business and expand the Mar Cor service network in the southwest United States. Following the acquisition, the Purity Business was merged with, and into, Mar Cor.

The Purity Acquisition is included in our results of operations in fiscals 2012 and 2011 and the portion of fiscal 2010 subsequent to its acquisition date. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

4.                                      Inventories

A summary of inventories is as follows:

	July 31,
	2012	2011

Raw materials and parts	$21,084,000	$18,649,000
Work-in-process	6,476,000	4,727,000
Finished goods	19,195,000	16,688,000
Total	$46,755,000	$40,064,000

5.                                      Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of July 31, 2012, all of our derivatives were designated as hedges.

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

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the Euro relative to the United States dollar, (iii) the British pound relative to the United States dollar and (iv) the Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, Euros, British pounds and Singapore dollars forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $2,729,000 at July 31, 2012, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on August 31, 2012. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For fiscals 2012, 2011 and 2010, such forward contracts partially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in a net currency conversion loss, net of tax, of $20,000, $146,000 and $100,000, respectively, on the items hedged. Gains and losses related to the hedging contracts to buy Canadian dollars, Euros, British pounds and Singapore dollars forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

The interest rate on our outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Term Loan Facility, the interest rate swap is for the period beginning August 8, 2012 and ending July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our Revolving Credit Facility, the interest rate swap is for the period beginning August 8, 2012 and ending January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow is at a one month LIBOR rate of

0.496%. These interest rate swap agreements have been designated as cash flow hedge instruments and have been designed to be effective in offsetting changes in the cash flows related to the hedged borrowings. As more fully described in Note 6 of the Consolidated Financial Statements, we account for the interest rate swap agreements by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income. Amounts will be reclassified from accumulated other comprehensive income in the period the hedged transaction affects earnings. At the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair value or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. This formal assessment includes a comparison of the terms of the interest rate swap agreements and hedged borrowings to ensure they coincide as well as an evaluation of the continued ability of the counterparty to the interest rate swap agreements and the Company to honor its obligations under such agreements. At July 31, 2012, our formal assessment concluded that the changes in the fair value of the derivative instruments are expected to be highly effective in the future for the interest rate swap periods beginning on August 8, 2012.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of July 31, 2012 and 2011, our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

Additionally, in order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described in Notes 5 and 9 to the Consolidated Financial Statements. Our interest rate swap agreements are classified within Level 2 and are valued using discounted cash flow analyses based on the terms of the contracts and the interest rate curves. Changes in fair value during fiscal 2012 resulted in a $210,000 loss, net of tax, and was recorded in accumulated other comprehensive income at July 31, 2012. Amounts will be reclassified from accumulated other comprehensive income in the period the hedged transaction affects earnings.

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

On August 1, 2011 (the first day of our fiscal 2012), we recorded a $2,700,000 liability for the estimated fair value of contingent consideration and a $3,000,000 liability for the estimated fair value of the three year price floor relating to the Byrne Acquisition, as further described in Note 3 to the Consolidated Financial Statements. These fair value measurements were based on significant inputs not observed in the market and thus represent Level 3 measurements.

The fair value of the contingent consideration liability was based on future gross profit projections of the Byrne Medical Business under various potential scenarios for the two year period ending July 31, 2013 and weighting the probability of these outcomes. As such, the determination of fair value of the contingent consideration is subjective in nature and highly dependent on future gross profit projections.  At the date of the acquisition, these cash flow projections were discounted using a rate of 14%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This contingent consideration liability will be adjusted periodically by recording changes in the fair value through our Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuation. Accordingly, at July 31, 2012 we re-measured the fair value of the contingent consideration to be $1,500,000. The decrease to the contingent consideration liability was due to the actual gross profit results for the first year of the contingent consideration period, and the reassessment of the weighted probability of the future gross profit projections of the remaining year in the two year period ending July 31, 2013, partially offset by the accretion of the liability for the time value of money, and was recorded as a $1,200,000 decrease to both acquisitions payable and general and administrative expenses in the Consolidated Financial Statements in fiscal 2012. The final contingent consideration liability has the potential of being between zero and $10,000,000. However, the different likely scenarios of future gross profit projections used in our fair value determination resulted in total potential contingent consideration payments ranging between zero and $5,000,000 and the weighted average of such scenarios resulted in a fair value of $1,500,000 at July 31, 2012. Such fair value would have been higher or lower if we had used different probability factors, future gross profit projections or discount factors. Given the subjective nature of the assumptions used in the determination of fair value, significant future earnings volatility may occur over the next four quarters until the actual operating results are known and the final contingent consideration liability is determined.

The fair value of the three year price floor liability was determined using the Black-Scholes option valuation model, which is affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield. This liability will be adjusted periodically by recording changes in the fair value through our Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuation.  Accordingly, at July 31, 2012 we re-measured the fair value of the price floor to be $1,037,000. The decrease to the fair value of the price floor (as determined by the Black-Scholes option valuation model) was recorded as a decrease of $1,963,000 to both acquisitions payable and general and administrative expenses in the Consolidated Financial Statements and was primarily due to the impact of our stock price being higher than at the time of the acquisition, the life of the price floor being less than three years and changes in the expected stock price volatility. Future changes in these factors, especially changes in our stock price, may result in significant future earnings volatility. For instance, if our stock price at July 31, 2012 was $1.00 lower, the fair value of the price floor would have been approximately $95,000 higher, which would have decreased our operating income by $95,000. Conversely, if our stock price at July 31, 2012 was $1.00 higher, the fair value of the price floor would have been approximately $87,000 lower, which would have increased our operating income by $87,000.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	July 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$3,916,000	$—	$—	$3,916,000
Total assets	$3,916,000	$—	$—	$3,916,000

Liabilities:
Acquisitions payable:
Contingent consideration	$—	$—	$1,500,000	$1,500,000
Price floor	—	—	1,037,000	1,037,000
Total acquisitions payable:	—	—	2,537,000	2,537,000
Other liabilities:
Interest rate swap agreements	—	335,000	—	335,000
Total other liabilities (1):	—	335,000	—	335,000
Total liabilities	$—	$335,000	$2,537,000	$2,872,000

	July 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$3,916,000	$—	$—	$3,916,000
Total assets	$3,916,000	$—	$—	$3,916,000

Liabilities:
Acquisitions payable:
Contingent consideration	$—	$—	$775,000	$775,000
Total liabilities (2)	$—	$—	$775,000	$775,000

(1) At July 31, 2012, the current portion of the interest swap agreements of $212,000 is recorded in accrued expenses and the long-term portion of the interest swap agreements of $123,000 is recorded in other long-term liabilities.

(2) At July 31, 2011, the fair value of the Company’s financial instruments measured on a recurring basis of $775,000, combined with the remaining payables for the Gambro Acquisition of $1,550,000, equal the current acquisitions payable in the Consolidated Balance Sheets.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscals 2012 and 2011 is as follows:

	ConFirm	Byrne	Byrne
	Contingent	Contingent	Price
	Consideration	Consideration	Floor	Total
Balance, July 31, 2010	$—	$—	$—	$—
Total net unrealized losses included in general and administrative expense in earnings	119,000	—	—	119,000
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	656,000	—	—	656,000
Balance, July 31, 2011	775,000	—	—	775,000
Total net unrealized losses/(gains) included in general and administrative expense in earnings	80,000	(1,200,000)	(1,963,000)	(3,083,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	(855,000)	2,700,000	3,000,000	4,845,000
Balance, July 31, 2012	$—	$1,500,000	$1,037,000	$2,537,000

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property and equipment and convertible notes receivable, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. For our quantitative test, we use a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management performs a qualitative assessment, and if a quantitative assessment is necessary, we compare the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows is sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On July 31, 2012, management concluded that none of our intangible assets or goodwill was impaired and no other events or changes in circumstances have occurred during fiscal 2012 that would indicate that the carrying amount of our long-lived assets may not be recoverable, except for our investment in BIOSAFE, Inc. (“BIOSAFE”) as more fully described in Note 20 to the Consolidated Financial Statements.

Disclosure of Fair Value of Financial Instruments

As of July 31, 2012 and 2011, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of July 31, 2012 and 2011, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

7.                                      Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years. Amortization expense related to intangible assets was $9,124,000, $5,687,000 and $5,105,000 for fiscals 2012, 2011 and 2010, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	July 31, 2012
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$60,271,000	$(20,421,000)	$39,850,000
Technology	20,797,000	(7,590,000)	13,207,000
Brand names	11,945,000	(6,778,000)	5,167,000
Non-compete agreements	3,147,000	(404,000)	2,743,000
Patents and other registrations	1,372,000	(463,000)	909,000
	97,532,000	(35,656,000)	61,876,000
Trademarks and tradenames	9,435,000	—	9,435,000
Total intangible assets	$106,967,000	$(35,656,000)	$71,311,000

	July 31, 2011
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$35,203,000	$(15,468,000)	$19,735,000
Technology	9,849,000	(6,114,000)	3,735,000
Brand names	9,745,000	(5,539,000)	4,206,000
Non-compete agreements	2,981,000	(1,919,000)	1,062,000
Patents and other registrations	1,301,000	(389,000)	912,000
	59,079,000	(29,429,000)	29,650,000
Trademarks and tradenames	9,541,000	—	9,541,000
Total intangible assets	$68,620,000	$(29,429,000)	$39,191,000

Estimated annual amortization expense of our intangible assets for the next five years is as follows:

Year Ending July 31,
2013	$9,050,000
2014	8,753,000
2015	8,575,000
2016	5,407,000
2017	4,948,000

Goodwill changed during fiscals 2012 and 2011 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	All Other	Goodwill

Balance, July 31, 2010	$9,648,000	$39,847,000	$50,630,000	$8,133,000	$8,525,000	$116,783,000
Acquisitions	—	11,809,000	5,234,000	—	—	17,043,000
Foreign currency translation	—	418,000	—	—	526,000	944,000
Balance, July 31, 2011	9,648,000	52,074,000	55,864,000	8,133,000	9,051,000	134,770,000
Acquisitions	49,582,000	—	—	—	—	49,582,000
Foreign currency translation	—	(309,000)	—	—	(388,000)	(697,000)
Balance, July 31, 2012	$59,230,000	$51,765,000	$55,864,000	$8,133,000	$8,663,000	$183,655,000

On July 31, 2012 and 2011, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2012, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis and Specialty Packaging segments, which had average fair values that exceeded book values by approximately 19% and 24%, respectively. At July 31, 2012, goodwill relating to our Dialysis and Specialty Packaging reporting units were $8,133,000 and $7,139,000, respectively. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the projected future operating results and cash flows of this segment, including the impact of the shift from reusable to single-use dialyzers as more fully explained in our “Management Discussion and Analysis” and in “Risk Factors.” We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 14% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which forecasts are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded.

8.                                      Warranties

A summary of activity in the warranty reserves follows:

	Year Ended July 31,
	2012	2011

Beginning balance	$2,083,000	$1,181,000
Acquisitions	—	10,000
Provisions	2,879,000	3,693,000
Settlements	(3,294,000)	(2,803,000)
Foreign currency translation	(1,000)	2,000
Ending Balance	$1,667,000	$2,083,000

The warranty provisions and settlements in fiscals 2012 and 2011 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Consolidated Balance Sheets.

9.                                      Financing Arrangements

In conjunction with the Byrne Acquisition and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to $1,074,000 at July 31, 2012.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”). At July 31, 2012, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.77% to 0.90%. The margins applicable to our outstanding borrowings were 0.75% above the lender’s base rate or 1.75% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at July

31, 2012. The New U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.30% at July 31, 2012.

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

The New U.S. Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries (including Medivators, Mar Cor, Crosstex, and Strong Dental Products, Inc. (“Strong Dental”)) and (ii) a pledge by Cantel of all of the outstanding shares of Medivators, Mar Cor, Crosstex and Strong Dental owned by Cantel and 65% of the outstanding shares of Cantel’s foreign-based subsidiaries. We are in compliance with all financial and other covenants under the New U.S. Credit Agreement.

At July 31, 2012, we had $90,000,000 of outstanding borrowings under the New U.S. Credit Agreement, which consisted of $40,000,000 and $50,000,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $50,000,000 was available to be borrowed under our Revolving Credit Facility. Subsequent to July 31, 2012, we repaid $5,000,000 under the Revolving Credit Facility and $2,500,000 under the Term Loan Facility resulting in total outstanding borrowings of $82,500,000 at September 30, 2012.

10.                               Income Taxes

The consolidated effective tax rate was 34.5%, 32.9% and 36.8% for fiscals 2012, 2011, and 2010, respectively, and reflects income tax expense for our United States and international operations at their respective statutory rates.

The fiscal 2012 consolidated effective tax rate of 34.5% was significantly affected by the closing of our subsidiary in Japan in July 2012 as part of our decision to service our Japan customers in a more cost effective manner.  The closing of our Japan location had an insignificant impact on our consolidated income before income taxes in fiscal 2012 because the losses from the write down of this investment recorded in our United States financial statements were offset by related gains recorded in our Japan subsidiary financial statements (excluding approximately $390,000 in severance and other closing costs). However, as a portion of these gains were not taxable in Japan and due to the existence of net operating loss carryforwards (“NOLs”) in Japan, we did not record income tax expense on the gains. Conversely, we recorded an income tax benefit in the United States on the investment losses as we are able to claim a worthless stock tax deduction on our United States tax return, thereby reducing our consolidated income tax expense by approximately $1,000,000 in our fourth quarter of fiscal 2012, which increased both basic and diluted earnings per share by approximately $0.04. Excluding the favorable tax impact of this event, our consolidated effective tax rate for fiscal 2012 would have been 36.6%.

The lower consolidated effective tax rate of 32.9% in fiscal 2011 was principally due to the impact of various Federal tax legislation changes in fiscal 2011, the use of foreign tax credits relating to foreign repatriations and the geographic mix of pre-tax income.

The provision for income taxes consists of the following:

	Year Ended July 31,
	2012		2011		2010
	Current	Deferred	Current	Deferred	Current	Deferred

United States:
Federal	$13,593,000	$390,000	$9,651,000	$(1,538,000)	$11,884,000	$(1,911,000)
State	2,144,000	78,000	1,595,000	(124,000)	1,417,000	(118,000)
Canada	324,000	(85,000)	455,000	(143,000)	410,000	(177,000)
Singapore	101,000	(13,000)	138,000	(1,000)	100,000	(19,000)
Netherlands	—	—	—	—	26,000	—
Japan	—	—	4,000	—	2,000	—
Total	$16,162,000	$370,000	$11,843,000	$(1,806,000)	$13,839,000	$(2,225,000)

The geographic components of income before income taxes are as follows:

	Year Ended July 31,
	2012	2011	2010

United States	$44,120,000	$27,772,000	$30,016,000
Canada	531,000	1,532,000	1,030,000
Singapore	713,000	796,000	686,000
Netherlands	152,000	143,000	106,000
Japan	2,353,000	219,000	(283,000)
Total	$47,869,000	$30,462,000	$31,555,000

The effective tax rate differs from the United States statutory tax rate of 35.0% in fiscals 2012, 2011 and 2010 due to the following:

	Year Ended July 31,
	2012	2011	2010

Expected statutory tax	$16,754,000	$10,662,000	$11,044,000
Differential attributable to foreign operations:
Canada	54,000	(225,000)	(126,000)
Singapore	(161,000)	(142,000)	(159,000)
Netherlands	(53,000)	(50,000)	(11,000)
Japan	(824,000)	(73,000)	101,000
State and local taxes	1,434,000	867,000	763,000
Tax reserve provision	—	—	165,000
Domestic production deduction	(1,009,000)	(657,000)	(447,000)
Taxes on foreign dividends	(72,000)	(241,000)	262,000
R&E tax credit	(138,000)	(346,000)	(72,000)
Investment impairment	175,000	—	—
Other	372,000	242,000	94,000
Total income tax expense	$16,532,000	$10,037,000	$11,614,000

Deferred income tax assets and liabilities are comprised of the following:

	July 31,
	2012	2011
Current deferred tax assets:
Accrued expenses	$2,158,000	$2,307,000
Inventories	1,323,000	1,025,000
Accounts receivable	429,000	426,000
Subtotal	3,910,000	3,758,000
Valuation allowance	(111,000)	(113,000)
	$3,799,000	$3,645,000
Non-current deferred tax assets:
Other long-term liabilities	$527,000	$379,000
Stock-based compensation	1,811,000	1,808,000
Capital investment	175,000	—
Foreign tax credit	85,000	196,000
Domestic NOLs	111,000	139,000
Foreign NOLs	977,000	1,462,000
Subtotal	3,686,000	3,984,000
Valuation allowance	(1,164,000)	(1,587,000)
	2,522,000	2,397,000
Non-current deferred tax liabilities:
Property and equipment	(6,496,000)	(6,349,000)
Intangible assets	(7,214,000)	(7,726,000)
Goodwill	(5,551,000)	(3,357,000)
Cumulative translation adjustment	(3,130,000)	(3,390,000)
Tax on unremitted foreign earnings	(25,000)	(25,000)
	(22,416,000)	(20,847,000)
Net non-current deferred tax liabilities	$(19,894,000)	$(18,450,000)

Deferred tax assets and liabilities have been adjusted for changes in statutory tax rates as appropriate. Such changes only have a significant impact in the United States, and to a lesser extent in Canada, where substantially all of our deferred tax items exist. Such deferred tax items existing in the United States reflect a combined U.S. Federal and state effective rate of approximately 37.7% and 37.9% for fiscals 2012 and 2011, respectively.

At July 31, 2012, we had NOLs for domestic tax reporting purposes of $317,000 which originated from the Purity Acquisition and will begin to expire on July 31, 2029. For foreign tax reporting purposes, our NOLs at July 31, 2012 are approximately $4,415,000. Of this amount NOLs from our Japanese subsidiary total approximately $523,000 and will begin to expire on July 31, 2014 and NOLs from our Netherlands subsidiary total approximately $3,892,000 and will begin to expire on July 31, 2016. Full valuation allowances have been established for all of the foreign NOLs as we currently believe it is more likely than not that we will not utilize such NOLs. Additionally, the Netherlands tax authorities are currently conducting a tax review relating to our Netherlands subsidiary’s NOLs and may ultimately disallow the use of all or a portion of such NOLs.

During fiscal 2012, no dividends were repatriated from our foreign subsidiaries. During fiscal 2011, we repatriated dividends of $6,700,000 from one of our Canadian subsidiaries for which we previously provided U.S. Federal and state income taxes and foreign withholding taxes in fiscal 2010. During fiscal 2010, no dividends were repatriated from our foreign subsidiaries.

As of July 31, 2012 and 2011, we have deferred tax assets of $85,000 and $196,000, respectively, related to foreign tax credits that resulted from foreign source income in 2012 and dividend repatriations during fiscal 2011. The remaining foreign tax credit carryover expires on July 31, 2019.  As we currently do not expect significant future additional foreign source income, valuation allowances have been established for these foreign tax credits as we currently believe that it is more likely than not that we will not utilize such foreign tax credits. The foreign tax credits decreased during fiscal 2012 by approximately $111,000 due to the utilization of such credits in the current year, partially offset by newly created foreign tax credits relating to one of our Canadian subsidiaries.

We decreased our overall valuation allowances during fiscal 2012 by $425,000 from $1,700,000 at July 31, 2011 to $1,275,000 at July 31, 2012, primarily due to the decrease in the foreign NOLs and foreign tax credit valuation allowances, partially offset by a new $175,000 valuation allowance relating to our inability to deduct a fiscal 2012 capital loss on our BIOSAFE investment, as more fully explained in Note 20 to the Consolidated Financial Statements.

A portion of the undistributed earnings of our foreign subsidiaries, which relate to one of our Canadian operations, amounting to approximately $7,267,000 was considered to be indefinitely reinvested at July 31, 2012. Accordingly, no provision has been made for United States income taxes that might result from repatriation of these earnings.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2010	$208,000
Increase for current period tax position	124,000
Lapse of statute of limitations	(141,000)
Unrecognized tax benefits on July 31, 2011	191,000
Lapse of statute of limitations	(67,000)
Unrecognized tax benefits on July 31, 2012	$124,000

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2004.  The Company is currently being audited by the Internal Revenue Service for fiscal year 2011.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Consolidated Financial Statements. However, such amounts have been relatively insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

11.                               Commitments and Contingencies

Long-term contractual obligations

As of July 31, 2012, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2013	2014	2015	2016	2017	Thereafter	Total

Maturities of the credit facilities	$10,000	$10,000	$10,000	$10,000	$50,000	$—	$90,000
Expected interest payments under the credit facilities (1)	2,055	1,814	1,572	1,331	3	—	6,775
Minimum commitments under noncancelable operating leases	3,166	2,838	2,264	1,471	1,004	4,522	15,265
Acquisitions payable	—	1,500	1,037	—	—	—	2,537
Compensation agreements	2,615	888	150	150	75	—	3,878
Deferred compensation and other	50	59	53	42	41	63	308
Total contractual obligations	$17,886	$17,099	$15,076	$12,994	$51,123	$4,585	$118,763

(1)                                The expected interest payments under the term and revolving credit facility reflect interest rates of 2.41% and 2.40%, which was our weighted average interest rate on outstanding borrowings at July 31, 2012 and reflects the impact of our interest rate swap agreements.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Five of the more significant leases that contain escalation clauses are two building leases for our Water Purification and Filtration business, two building leases for our Healthcare Disposables business and one building lease for our Specialty Packaging business. The two Water Purification and Filtration building leases are for the United States headquarters in suburban Philadelphia, Pennsylvania and the Canadian headquarters in suburban Toronto, Ontario. The lease for the Philadelphia building provides for monthly base rent of approximately $16,200 during fiscal 2013 and escalates annually to approximately $20,100 in fiscal 2025 when it expires. The Toronto building lease provides for monthly base rent of approximately $16,300 in fiscal 2013 and escalates to approximately $16,400 in fiscal 2015 when it expires. Both the Philadelphia and Toronto building leases are guaranteed by Cantel. The Healthcare Disposables segment has two significant building leases with escalation clauses that are used for manufacturing and warehousing. One building in Sharon, Pennsylvania provides for monthly base rent of approximately $18,500 during fiscal 2013 and escalates annually to approximately $20,800 in fiscal 2024 when it expires. The second building lease in Santa Fe Springs, California provides for monthly base rent of approximately $18,800 in fiscal 2013, escalating annually thereafter to approximately $19,300 in fiscal 2015 when it expires. Additionally, our Specialty Packaging segment has a significant building lease in Edmonton, Alberta with an escalation clause that is used for manufacturing and warehousing. Such lease provides for monthly base rent of approximately $8,200 escalating to approximately $9,200 for fiscals 2016 through 2021 when it expires.

Rent expense related to operating leases for fiscal 2012 was recorded on a straight-line basis and aggregated $4,104,000, compared with $3,924,000 and $3,875,000 for fiscals 2011 and 2010, respectively.

Acquisitions payable

In connection with the Byrne Acquisition, we estimated $1,500,000 at July 31, 2012 as the fair value of contingent consideration payable over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. In addition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at July 31, 2012, we have estimated $1,037,000 as the fair value of this payable, as more fully described in Notes 3 and 6 to the Consolidated Financial Statements.

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

Deferred compensation and other

Deferred compensation and other includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities. Additionally, deferred compensation and other includes minimal commitments under noncancelable capital leases and purchase commitments of inventory.

12.                               Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2012	2011	2010

Cost of sales	$195,000	$126,000	$130,000
Operating expenses:
Selling	397,000	391,000	410,000
General and administrative	3,203,000	2,805,000	2,560,000
Research and development	45,000	28,000	30,000
Total operating expenses	3,645,000	3,224,000	3,000,000
Stock-based compensation before income taxes	3,840,000	3,350,000	3,130,000
Income tax benefits	(1,363,000)	(1,215,000)	(1,137,000)
Total stock-based compensation expense, net of tax	$2,477,000	$2,135,000	$1,993,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.09	$0.08	$0.08

Diluted	$0.09	$0.08	$0.08

The above stock-based compensation expense before income taxes was recorded in the Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense. In January 2012, in connection with an employment termination, we were required to accelerate the vesting of certain stock options and restricted shares resulting in an additional $309,000 of stock-based compensation expense recorded in general and administrative expenses.

All of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At July 31, 2012, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $4,531,000 with a remaining weighted average period of 16 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. Such stock awards are deductible for tax purposes (exclusive of stock awards granted to international employees).

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2009	339,492	$8.92
Granted	71,738	10.65
Vested	(173,252)	9.17
Nonvested stock awards at July 31, 2010	237,978	9.26
Granted	265,575	12.70
Vested	(139,661)	8.61
Nonvested stock awards at July 31, 2011	363,892	12.02
Granted	357,906	14.22
Canceled	(55,335)	12.95
Vested	(194,458)	11.65
Nonvested stock awards at July 31, 2012	472,005	$13.73

There were no option grants during fiscals 2012 and 2011. During fiscal 2010, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

Weighted-Average
Black-Scholes Option	Year Ended
Valuation Assumptions	July 31, 2010

Dividend yield (1)	0.06%
Expected volatility (2)	0.452
Risk-free interest rate (3)	1.96%
Expected lives (in years) (4)	3.68

(1) We declared our first dividend in January 2010. Since we did not issue dividends prior to that date, the dividend yield was zero for options granted prior to January 2010.

(2) Volatility was based on historical closing prices of our common stock.

(3) The U.S. Treasury rate based on the expected life at the date of grant.

(4) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain options granted to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. In fiscal 2010, the weighted average fair value of all options granted was $3.81. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $5,793,000, $4,104,000 and $1,672,000 in fiscals 2012, 2011 and 2010, respectively. The aggregate fair value of all options vested was approximately $942,000, $1,651,000 and $1,069,000 in fiscals 2012, 2011 and 2010, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2009	2,258,583	$10.88
Granted	688,875	10.68
Canceled	(47,750)	11.57
Exercised	(511,314)	9.84
Expired	(246,600)	14.48
Outstanding at July 31, 2010	2,141,794	10.63
Exercised	(1,062,607)	11.35
Expired	(49,875)	14.19
Outstanding at July 31, 2011	1,029,312	9.70
Canceled	(16,499)	10.47
Exercised	(463,990)	9.48
Outstanding at July 31, 2012	548,823	$9.86

Exercisable at July 31, 2010	1,168,296	$11.17

Exercisable at July 31, 2011	572,674	$8.99

Exercisable at July 31, 2012	364,110	$9.43

The outstanding options at July 31, 2012 and 2011 had an aggregate intrinsic value of approximately $8,925,000 and $7,123,000, respectively. As of July 31, 2012, 542,823 of the outstanding options had vested or were expected to vest in future periods and had an aggregate intrinsic value of approximately $8,844,000. Such options had a weighted average exercise price of $9.83.  As of July 31, 2011, 979,281 of the outstanding options had vested or were expected to vest in future periods and had an aggregate intrinsic value of approximately $6,882,000. Such options had a weighted average exercise price of $9.65.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock (as opposed to using treasury shares). However, during the fourth quarter of fiscal 2012 we reissued 107,269 shares from treasury stock for the exercise of stock options and grant of stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award is granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. In fiscals 2012 and 2011, such income tax deductions reduced income taxes payable by $3,329,000 and $2,047,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows on our Consolidated Statements of Cash Flows.

The following table summarizes additional information related to stock options outstanding at July 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at July 31, 2012	(Months)	Price	At July 31, 2012	(Months)	Price

$5.48 - $7.72	110,100	10	$6.81	110,100	10	$6.81
$9.42 - $10.59	400,899	27	$10.49	231,635	27	$10.42
$10.70 - $13.19	37,824	26	$12.04	22,375	24	$11.98
$5.48 - $13.19	548,823	24	$9.86	364,110	22	$9.43

Total Intrinsic Value	$8,925,000			$6,078,000

A summary of our stock award plan follows:

2006 Equity Incentive Plan

On January 10, 2007, the Company terminated our existing stock option plans and adopted the Cantel Medical Corp. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options (including incentive stock options), restricted stock awards, stock appreciation rights and performance-based awards (collectively “equity awards”) to our employees and non-employee directors. The 2006 Plan does not permit the granting of discounted options or discounted stock appreciation rights. The maximum number of shares as to which stock options and stock awards may be granted under the 2006 Plan is 3,728,000 shares, of which 1,800,000 shares are authorized for issuance pursuant to stock options and stock appreciation rights and 1,928,000 shares are authorized for issuance pursuant to restricted stock and other stock awards.  Stock options outstanding under this plan:

•  were granted at the closing market price at the time of the grant,

•  were granted as stock options that do not qualify as incentive stock options,

•  as to options granted to employees, are exercisable in three or four equal annual installments commencing on the first anniversary of the grant date,

•  include option grants of 1,125 shares on the last day of each of our fiscal quarters through October 31, 2009 to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting (exercisable on the first anniversary of the grant date),

•  include option grants of 2,250 shares on the last day of our fiscal year through fiscal 2009 to each member of our Board of Directors (50% are exercisable on the first anniversary of the grant date and 50% are exercisable on the second anniversary of the grant date),

•  include option grants of 22,500 shares to each newly appointed or elected director (exercisable in three equal annual installments commencing on the first anniversary of the grant date),

•  generally terminate three months following termination of employment or service as a non-employee director, and

•  expire five years from the date of the grant.

Effective November 1, 2009, quarterly options were no longer granted to non-employee directors and, commencing July 31, 2010, the annual grants of 2,250 options to each member of the Board of Directors were changed to grants of 6,750 options to non-employee directors and 2,250 options to employee directors that are exercisable in full on the first anniversary of the grant date.

Effective August 1, 2010, the annual grants of 6,750 options to non-employee directors and 2,250 options to employee directors were changed to annual grants of 2,250 shares of restricted stock to non-employee directors and 750 shares of restricted stock to employee directors, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being a director of the Company through such vesting date.

Commencing July 31, 2012, the annual grants of 2,250 shares of restricted stock to non-employee directors and 750 shares of restricted stock to employee directors were changed to annual grants of shares of restricted stock to non-employee directors equivalent to $35,000 based on the closing price of our common stock on July 31 of each year. Employee directors no longer receive shares of restricted stock as part of the grants to the Board of Directors, but would receive shares as part of their employment compensation.

Restricted stock shares outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being employed by the Company through such vesting date. At July 31, 2012, options to purchase 548,823 shares of common stock were outstanding, and 472,005 unvested restricted stock shares were outstanding, under the 2006 Plan. At July 31, 2012, 306,874 shares are available for issuance pursuant to stock options and stock appreciation rights and 724,998 shares are available for issuance pursuant to restricted stock and other stock awards. The 2006 Plan expires on November 13, 2016.

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Year Ended July 31,
	2012	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$31,337,000	$20,425,000	$19,941,000
Less income allocated to participating securities	(580,000)	(290,000)	(260,000)
Net income available to common shareholders	$30,757,000	$20,135,000	$19,681,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	26,390,780	25,283,196	24,831,164

Dilutive effect of stock options using the treasury stock method and the average market price for the year	292,502	336,498	285,326

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	26,683,282	25,619,694	25,116,490

Earnings per share attributable to common stock:
Basic earnings per share	$1.17	$0.80	$0.79

Diluted earnings per share	$1.15	$0.79	$0.78

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	50,999	1,007,852

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Year Ended July 31,
	2012	2011	2010
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	26,683,282	25,619,694	25,116,490

Participating securities	501,264	366,386	334,973

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	27,184,546	25,986,080	25,451,463

14.                               Repurchase of Shares

The Company does not currently have a publicly announced stock repurchase program. All of the shares purchased during fiscals 2012 and 2011 represent shares surrendered to the Company relating to cashless exercises of stock options and to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options. In fiscals 2012 and 2011, such purchases amounted to 177,541 and 717,462 shares at a total average price per share of $22.15 and $15.05, respectively.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock (as opposed to using treasury shares). However, during the fourth quarter of fiscal 2012 we reissued 107,269 shares from treasury stock for the exercise of stock options and grant of stock awards.

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

Aggregate employer contributions recognized under these plans were $2,152,000, $1,904,000 and $1,671,000 for fiscals 2012, 2011 and 2010, respectively.

16.                               Supplemental Cash Flow Information

Interest paid was $2,875,000, $711,000 and $919,000 for fiscals 2012, 2011 and 2010, respectively. The increase in interest paid in fiscal 2012 compared with fiscals 2011 and 2010 was due to increases in average outstanding borrowings and average interest rates relating to the August 1, 2011 acquisition of the Byrne Medical Business, as more fully described in Notes 3 and 9 to the Consolidated Financial Statements.

Income tax payments were $15,474,000, $9,226,000 and $12,712,000 for fiscals 2012, 2011 and 2010, respectively.

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

None of our customers accounted for 10% or more of our consolidated net sales during fiscals 2012, 2011 and 2010, except for DaVita Inc. (“DaVita”) in fiscal 2012, which accounted for approximately 10.2%, or approximately $39,300,000, of our consolidated net sales and approximately 25.4% and 36.0% of our net sales in our Water Purification and Filtration and Dialysis segments, respectively.

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

DaVita and another large dialysis provider accounted for approximately 25.4% and 20.4%, respectively, of our Water Purification and Filtration segment net sales for fiscal 2012. Combined, these two customers accounted for approximately 15.7% of our consolidated net sales in fiscal 2012.

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

Four customers collectively accounted for approximately 61.2% of our Healthcare Disposables segment net sales and approximately 12.1% of our consolidated net sales in fiscal 2012.

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

The operating segments follow the same accounting policies used for our Consolidated Financial Statements as described in Note 2.

Information as to operating segments is summarized below:

	Year Ended July 31,
	2012	2011	2010

Net sales:
Endoscopy	$153,224,000	$102,484,000	$65,577,000
Water Purification and Filtration	104,023,000	93,116,000	74,527,000
Healthcare Disposables	76,229,000	70,202,000	69,729,000
Dialysis	35,644,000	38,055,000	44,667,000
All Other	17,370,000	17,794,000	19,452,000
Total	$386,490,000	$321,651,000	$273,952,000

	Year Ended July 31,
	2012	2011	2010
Operating Income:
Endoscopy	$31,083,000	$12,419,000	$7,715,000
Water Purification and Filtration	11,618,000	7,519,000	7,210,000
Healthcare Disposables	12,437,000	9,572,000	12,104,000
Dialysis	8,366,000	9,750,000	10,487,000
All Other	(734,000)	1,014,000	4,166,000
	62,770,000	40,274,000	41,682,000
General corporate expenses	(10,646,000)	(8,938,000)	(9,017,000)
Interest expense, net	(3,650,000)	(874,000)	(1,110,000)
Other expense	(605,000)	—	—

Income before income taxes	$47,869,000	$30,462,000	$31,555,000

	July 31,
	2012	2011	2010
Identifiable assets:
Endoscopy	$153,994,000	$46,735,000	$36,208,000
Water Purification and Filtration	104,022,000	104,451,000	75,920,000
Healthcare Disposables	100,569,000	104,443,000	97,163,000
Dialysis	25,793,000	27,038,000	28,076,000
All Other	19,354,000	19,460,000	19,602,000
General corporate, including cash and cash equivalents	31,080,000	19,316,000	23,696,000
Total	$434,812,000	$321,443,000	$280,665,000

	Year Ended July 31,
	2012	2011	2010
Capital expenditures:
Endoscopy	$2,356,000	$1,133,000	$605,000
Water Purification and Filtration	1,404,000	1,901,000	1,909,000
Healthcare Disposables	795,000	1,136,000	1,731,000
Dialysis	583,000	652,000	930,000
All Other	349,000	997,000	426,000
General corporate	15,000	16,000	4,000
Total	$5,502,000	$5,835,000	$5,605,000

	Year Ended July 31,
	2012	2011	2010
Depreciation and amortization:
Endoscopy	$6,060,000	$1,096,000	$1,106,000
Water Purification and Filtration	3,490,000	3,407,000	2,587,000
Healthcare Disposables	4,490,000	5,923,000	5,600,000
Dialysis	1,230,000	1,365,000	1,364,000
All Other	643,000	626,000	749,000
General corporate	12,000	29,000	32,000
Total	$15,925,000	$12,446,000	$11,438,000

Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

	Year Ended July 31,
	2012	2011	2010

Net sales:
United States	$329,261,000	$270,341,000	$225,725,000
Canada	15,646,000	15,635,000	13,225,000
Asia/Pacific	16,323,000	14,551,000	13,082,000
Europe/Africa/Middle East	21,691,000	17,608,000	17,772,000
Latin America/South America	3,569,000	3,516,000	4,148,000
Total	$386,490,000	$321,651,000	$273,952,000

	July 31,
	2012	2011	2010
Total long-lived assets:
United States	$43,353,000	$33,477,000	$34,779,000
Canada	1,365,000	1,689,000	1,223,000
Asia/Pacific	1,130,000	905,000	288,000
Europe	106,000	87,000	144,000
Total	45,954,000	36,158,000	36,434,000
Goodwill and intangible assets	254,966,000	173,961,000	149,500,000
Total	$300,920,000	$210,119,000	$185,934,000

18.                               Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended July 31, 2012 and 2011:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012
Net sales	$93,262,000	$97,297,000	$97,238,000	$98,693,000
Cost of sales	55,312,000	56,476,000	54,619,000	55,916,000
Gross profit	37,950,000	40,821,000	42,619,000	42,777,000
Gross profit percentage	40.7%	42.0%	43.8%	43.3%

Net income	$6,220,000	$7,294,000	$8,174,000	$9,649,000

Earnings per common share:				(2)
Basic (1)	$0.23	$0.27	$0.30	$0.36
Diluted	$0.23	$0.27	$0.30	$0.35

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Net sales	$71,993,000	$81,021,000	$82,619,000	$86,018,000
Cost of sales	43,801,000	49,629,000	51,317,000	54,121,000
Gross profit	28,192,000	31,392,000	31,302,000	31,897,000
Gross profit percentage	39.2%	38.7%	37.9%	37.1%

Net income	$4,975,000	$5,720,000	$5,048,000	$4,682,000

Earnings per common share:
Basic	$0.20	$0.22	$0.20	$0.18
Diluted	$0.20	$0.22	$0.19	$0.18

(1)          The summation of quarterly earnings per share does not equal the fiscal year earnings per share due to rounding.

(2)          Net income in our fourth quarter of fiscal 2012 was favorably impacted by approximately $1,000,000, or $0.04 in both basic and diluted earnings per common share, due to the recording of a tax benefit associated with the closing of our Japan subsidiary, as more fully explained in Note 10 to the Consolidated Financial Statements.

19.                               Legal Proceedings

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

20.                               Convertible Note Receivable

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

If the Next Round Financing fails to occur by the Maturity Date, the notes, both principal and interest, will be payable in cash and the automatic conversion will no longer apply. Additionally, during the 30-day period following the Maturity Date, we may elect to convert the principal and all accrued interest into shares of common stock of BIOSAFE at a price per share equal to 50% of the fair market value (the “Discount Rate”). The Discount Rate, originally 70% was reduced to 60% in connection with the initial amendment of the notes and further reduced to 50% in connection with the second amendment of the notes. No further interest will accrue if we make such election. As of September 14, 2012, the Next Round Financing has not occurred.

In connection with our investment, we entered into a license agreement with BIOSAFE under which we will pay BIOSAFE a fixed royalty percentage of sales of our products containing BIOSAFE’s antimicrobial formulation.

This investment, together with the accrued interest, is included within other assets in our Consolidated Balance Sheets at July 31, 2011. At January 31, 2012, we evaluated this investment for potential impairment and determined that repayment of the notes and accrued interest was unlikely primarily due to BIOSAFE’s inability to obtain the Next Round Financing and our assessment of BIOSAFE’s going concern. Accordingly, we deemed the investment, together with accrued interest of $105,000, fully impaired and recorded a loss of $605,000 during our second quarter of fiscal 2012, which was recorded as other expense and a reduction in other assets in the Consolidated Financial Statements.  In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on the loss relating to the impairment of this investment.

CANTEL MEDICAL CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance
	Beginning				Translation	at End
	of Period	Additions		(Deductions)	Adjustments	of Period

Allowance for doubtful accounts:

Year ended July 31, 2012	$1,096,000	$177,000		$(227,000)	$(5,000)	$1,041,000

Year ended July 31, 2011	$870,000	$342,000		$(128,000)	$12,000	$1,096,000

Year ended July 31, 2010	$1,080,000	$59,000	(1)	$(276,000)	$7,000	$870,000

(1)          The significantly lower amount of additions in fiscal 2010, as compared with fiscals 2012 and 2011, was primarily due to the collection of several large delinquent receivables, which had been reserved in past fiscal years.

