Form 10-Q
period 2012-10-31
CANTEL MEDICAL CORP
filed 2012-12-10
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012.

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

Number of shares of common stock outstanding as of November 30, 2012: 27,199,256.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$27,866	$30,186
Accounts receivable, net of allowance for doubtful accounts of $1,062 at October 31 and $1,041 at July 31	48,772	47,977
Inventories:
Raw materials	21,515	21,084
Work-in-process	6,668	6,476
Finished goods	19,411	19,195
Total inventories	47,594	46,755
Deferred income taxes	3,764	3,799
Prepaid expenses and other current assets	5,215	3,321
Income taxes receivable	—	1,854
Total current assets	133,211	133,892
Property and equipment, net	42,403	43,022
Intangible assets, net	69,096	71,311
Goodwill	183,703	183,655
Other assets	3,061	2,932
	$431,474	$434,812
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	13,082	12,345
Compensation payable	7,610	14,312
Accrued expenses	9,359	10,370
Deferred revenue	9,237	8,114
Acquisitions payable	1,500	—
Dividends payable	1,494	—
Income taxes payable	2,333	—
Total current liabilities	54,615	55,141

Long-term debt	70,000	80,000
Deferred income taxes	20,419	19,894
Acquisitions payable	724	2,537
Other long-term liabilities	1,119	1,304

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 30,000,000 shares; October 31 - 29,995,232 shares issued and 27,163,626 shares outstanding; July 31 - 29,997,898 shares issued and 27,100,729 shares outstanding	3,000	3,000
Additional paid-in capital	129,240	127,338
Retained earnings	175,621	167,539
Accumulated other comprehensive income	8,289	8,175
Treasury Stock, at cost; October 31 - 2,831,606 shares; July 31 - 2,897,169 shares	(31,553)	(30,116)
Total stockholders’ equity	284,597	275,936
	$431,474	$434,812

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	October 31,
	2012	2011

Net sales	$99,681	$93,262

Cost of sales	55,954	55,312

Gross profit	43,727	37,950

Expenses:
Selling	13,413	12,923
General and administrative	12,048	12,102
Research and development	2,294	2,145
Total operating expenses	27,755	27,170

Income before interest and income taxes	15,972	10,780

Interest expense	646	1,031
Interest income	(13)	(30)

Income before income taxes	15,339	9,779

Income taxes	5,763	3,559

Net income	$9,576	$6,220

Earnings per common share:
Basic	$0.35	$0.23

Diluted	$0.35	$0.23

Dividends per common share	$0.06	$0.05

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2012	2011

Net income	$9,576	$6,220

Other comprehensive income (loss):
Foreign currency translation, net of tax	91	(908)
Unrealized holding losses on interest rate swaps arising during the period, net of tax	(11)	—
Reclassification adjustments for losses on interest rate swaps included in net income during the period, net of tax	34	—
Total other comprehensive income, net of tax	114	(908)

Comprehensive income	$9,690	$5,312

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2012	2011

Cash flows from operating activities
Net income	$9,576	$6,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,760	1,677
Amortization	2,267	2,289
Stock-based compensation expense	958	931
Amortization of debt issuance costs	89	95
Loss on disposal of fixed assets	41	3
Deferred income taxes	(303)	(351)
Excess tax benefits from stock-based compensation	(913)	(218)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(788)	6,614
Inventories	(833)	(1,906)
Prepaid expenses and other current assets	(2,073)	(2,440)
Accounts payable and other current liabilities	(6,329)	(8,275)
Income taxes payable	5,918	3,057
Net cash provided by operating activities	9,370	7,696

Cash flows from investing activities
Capital expenditures	(1,170)	(1,290)
Acquisition of Gambro Water	—	(517)
Acquisition of the Byrne Medical Business	—	(95,900)
Other, net	(70)	(53)
Net cash used in investing activities	(1,240)	(97,760)

Cash flows from financing activities
Borrowings under term loan facility, net of debt issuance costs	—	49,649
Borrowings under revolving credit facility, net of debt issuance costs	—	46,946
Repayments under term loan facility	(2,500)	(2,500)
Repayments under revolving credit facility	(7,500)	(3,000)
Proceeds from exercises of stock options	173	390
Excess tax benefits from stock-based compensation	913	218
Purchases of treasury stock	(1,578)	(293)
Net cash (used in) provided by financing activities	(10,492)	91,410

Effect of exchange rate changes on cash and cash equivalents	42	(110)

(Decrease) increase in cash and cash equivalents	(2,320)	1,236
Cash and cash equivalents at beginning of period	30,186	18,410
Cash and cash equivalents at end of period	$27,866	$19,646

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.           Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2012 (the “2012 Form 10-K”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet at July 31, 2012 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at each of October 31, 2012 and July 31, 2012; Medivators Inc. (“Medivators”), Crosstex International, Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Medivators has two foreign subsidiaries, Medivators B.V. and Medivators Asia/Pacific Ltd., which serve as Medivators’ bases in Europe and Asia/Pacific, respectively.

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

On August 1, 2011 our Medivators subsidiary acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The results of operations for the acquired business (the “Byrne Medical Business” or the “Byrne Acquisition”) are included in our results of operations for the three months ended October 31, 2012 and 2011. The Byrne Acquisition is included in our Endoscopy segment.

During February 2012, the Company issued 9,955,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012. The effect of the stock split has been recognized retroactively in all share data in the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

On November 1, 2012, our Crosstex subsidiary acquired all the issued and outstanding stock of SPS Medical Supply Corp. (the “SPS Business” or the “SPS Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Since this acquisition occurred after October 31, 2012, its results of operation are not included in any periods presented. The SPS Acquisition will be included in our Healthcare Disposables segment.

We performed a review of events subsequent to October 31, 2012. Based upon that review, no other subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.           Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2012	2011

Cost of sales	$55,000	$33,000
Operating expenses:
Selling	99,000	78,000
General and administrative	792,000	813,000
Research and development	12,000	7,000
Total operating expenses	903,000	898,000
Stock-based compensation before income taxes	958,000	931,000
Income tax benefits	(340,000)	(331,000)
Total stock-based compensation expense, net of tax	$618,000	$600,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.02	$0.02

Diluted	$0.02	$0.02

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

All of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At October 31, 2012, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $6,773,000 with a remaining weighted average period of 24 months over which such expense is expected to be recognized.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. Such stock awards are deductible for tax purposes (exclusive of stock awards granted to international employees).

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2012	472,005	$13.73
Granted	108,900	25.54
Canceled	(2,666)	13.54
Vested	(171,468)	12.92
Nonvested stock awards at October 31, 2012	406,771	$17.23

During the three months ended October 31, 2012, 35,000 options were granted.  There were no option grants during the three months ended October 31, 2011.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three months ended October 31, 2012:

Weighted-Average
Black-Scholes Option	Three Months Ended
Valuation Assumptions	October 31, 2012

Dividend yield	0.37%
Expected volatility (1)	0.509
Risk-free interest rate (2)	0.67%
Expected lives (in years) (3)	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

These non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. For the three months ended October 31, 2012, the weighted average fair value of options granted was $10.91.

The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $264,000 and $447,000 for the three months ended October 31, 2012 and 2011, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2012	548,823	$9.86
Granted	35,000	25.56
Canceled	(6,000)	12.61
Exercised	(18,625)	12.01
Outstanding at October 31, 2012	559,198	$10.74

Exercisable at July 31, 2012	364,110	$9.43

Exercisable at October 31, 2012	513,719	$9.71

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock (as opposed to using treasury shares). However, during the first quarter of fiscal 2013 and the fourth quarter of fiscal 2012, we reissued 127,525 and 107,269 shares, respectively, from treasury stock for the exercise of stock options and grant of stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the three months ended October 31, 2012 and 2011, such income tax deductions reduced income taxes payable by $1,728,000 and $703,000, respectively, and increased additional paid-in capital by $913,000 and $218,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Note 3.           Acquisitions

SPS Medical Supply Corp.

On November 1, 2012, our Crosstex subsidiary acquired all the issued and outstanding stock of SPS Medical Supply Corp., a private company based in Rochester, New York with pre-acquisition unaudited annual revenues of approximately $17,500,000 that manufactures and provides biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets. The SPS Business offers a wide-array of products and services that enable healthcare facilities to safely and accurately monitor and verify their sterilization practices and protocols. Total consideration for the transaction, excluding transaction costs, was approximately $32,500,000. In addition, we acquired the SPS manufacturing and warehouse facility in Rochester, NY for approximately $3,500,000. The SPS Business will be included in our Healthcare Disposables segment.

The principal reasons for the acquisition were (i) to expand our sterility assurance monitoring product portfolio, (ii) to further expand our market share of the dental mail-in biological monitoring industry when combined with our existing monitoring business, (iii) to further expand into the acute-care hospital market and alternate care markets, (iv) to increase the likelihood of cross-selling our existing products, (v) to leverage Crosstex’ sales and marketing infrastructure and (vi) the expectation that the acquisition will be accretive to our earnings per share in fiscal 2013 and beyond.

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

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase to goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income.  Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $2,700,000 to record our initial estimated fair value of the contingent consideration that would be earned over the two years ending July 31, 2013. On a quarterly basis subsequent to August 1, 2011, we re-measured the fair value of the contingent consideration and recorded the changes in fair value by decreasing both acquisitions payable and general and administrative expenses in the Condensed Consolidated Financial Statements resulting in contingent consideration payable of $1,500,000 at October 31, 2012 and July 31, 2012, as more fully described in Note 6 to the Condensed Consolidated Financial Statements.

Subject to certain conditions and limitations, under the price floor referred to above, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor is a free standing financial instrument that we are required to record as a liability at fair value on the date of acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $3,000,000 to record our initial estimated fair value of the three-year price floor. The fair value of this liability was determined using the Black-Scholes option valuation model. On a quarterly basis subsequent to August 1, 2011, we re-measured the fair value of the price floor and recorded changes in fair value by decreasing both acquisitions payable and general and administrative expenses in the Condensed Consolidated Financial Statements resulting in a price floor liability of $724,000 and $1,037,000 at October 31, 2012 and July 31, 2012, respectively, as more fully described in Note 6 to the Condensed Consolidated Financial Statements.

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

In conjunction with the acquisition of the Byrne Medical Business and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 with our senior lenders to fund the cash consideration paid in and the costs associated with the acquisition, as well as to refinance our existing working capital credit facilities, as more fully described in Note 9 to the Condensed Consolidated Financial Statements.

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

Since the acquisition was completed on the first day of fiscal 2012, the results of operations of the Byrne Medical Business are included in our results of operations for both of the three months ended October 31, 2012 and 2011.  The operations of the Byrne Medical Business are fully included within our Endoscopy segment.

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

Note 4.           Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Accordingly, we adopted ASU 2011-05 in our fiscal 2013 first quarter ended October

31, 2012 by including the Condensed Statements of Comprehensive Income as an addition to our Condensed Consolidated Financial Statements. The adoption of this disclosure guidance did not have any impact upon our financial position and results of operations.

Note 5.           Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of October 31, 2012, all of our derivatives were designated as hedges.

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

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the Euro relative to the United States dollar, (iii) the British pound relative to the United States dollar and (iv) the Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, Euros, British pounds and Singapore dollars forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $3,100,000 at October 31, 2012, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on November 30, 2012. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three months ended October 31, 2012 and 2011, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in a net currency conversion loss, net of tax, of $15,000 and $5,000, respectively, on the items hedged. Gains and losses related to the hedging contracts to buy Canadian dollars, Euros, British pounds and Singapore dollars forward were immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

The interest rate on our outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Condensed Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our Revolving Credit Facility, the interest rate swap is for the period that began August 8, 2012 and ends January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow is at a one month LIBOR rate of 0.496%. These interest rate swap agreements have been designated as cash flow hedge instruments and have been designed to be effective in offsetting changes in the cash flows related to the hedged borrowings. As more fully described in Note 6 of the Condensed Consolidated Financial Statements, we account for the interest rate swap agreements by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income. Amounts are reclassified from accumulated other comprehensive income to interest expense in the Condensed Consolidated Statements of Income in the period the hedged transaction affects earnings. At the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair value or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. This formal assessment includes a comparison of the terms of the interest rate swap agreements and hedged borrowings to ensure they coincide as well as an evaluation of the continued ability of the counterparty to the interest rate swap agreements and the Company to honor its obligations under such agreements. At October 31, 2012, our formal assessment concluded that the changes in the fair value of the derivative instruments have been and are expected to be highly effective in the future for the interest rate swap periods that began on August 8, 2012.

Note 6.           Fair Value Measurements

Fair Value Hierarchy

We apply the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” (“ASC 820”), for our financial assets and liabilities that are re-measured and reported at fair value each reporting period and our nonfinancial assets and liabilities that are re-measured and reported at fair value on a non-recurring basis. We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three level fair value hierarchy to prioritize the inputs used in valuations, as defined below:

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of October 31, 2012 and 2011, our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

Additionally, in order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described in Notes 5 and 9 to the Condensed Consolidated Financial Statements. Our interest rate swap agreements are classified within Level 2 and are valued using discounted cash flow analyses based on the terms of the contracts and the interest rate curves. Changes in fair value during the three months ended October 31, 2012 resulted in an $11,000 unrealized loss, net of tax, and was recorded in accumulated other comprehensive income at October 31, 2012. Amounts are reclassified from accumulated other comprehensive income in the period the hedged transaction affects earnings. Accordingly, during the three months ended October 31, 2012, we reclassified $34,000 from accumulated other comprehensive income to interest expense in the Condensed Consolidated Statements of Income.

We also had a contingent consideration liability recorded within acquisitions payable relating to the acquisition of the sterilization monitoring business of ConFirm Monitoring Systems, Inc. on February 11, 2011. The fair value of this liability was based on future sales projections of the ConFirm Monitoring Business under various potential scenarios for the one year period ended January 31, 2012 and weighting the probability of these outcomes.  At the date of the acquisition, these cash flow projections were discounted using a rate of 7%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This analysis resulted in an initial contingent consideration liability of $656,000, which was subsequently adjusted by recording the change in the fair value through our results of operations as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.  Based on actual sales results for the one year period ended January 31, 2012, the final contingent consideration liability was determined to be $855,000 at January 31, 2012 and was paid in March 2012.

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

The fair value of the contingent consideration liability was based on future gross profit projections of the Byrne Medical Business under various potential scenarios for the two year period ending July 31, 2013 and weighting the probability of these outcomes. As such, the determination of fair value of the contingent consideration is subjective in nature and highly dependent on future gross profit projections.  At the date of the acquisition, these cash flow projections were discounted using a rate of 14%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This contingent consideration liability is adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. The decrease to the contingent consideration liability was due to the actual gross profit results for the first year of the contingent consideration period, and the reassessment of the weighted probability of the future gross profit projections of the remaining portion of the two year period ending July 31, 2013, partially offset by the accretion of the liability for the time value of money, and was recorded as decreases to both acquisitions payable and general and administrative expenses in the Condensed Consolidated Financial Statements. The final contingent consideration liability has the potential of being between zero and $10,000,000. However, the different likely scenarios of future gross profit projections used in our fair value determination resulted in total potential contingent consideration payments ranging between zero and $5,000,000 and the weighted average of such scenarios resulted in a fair value of $1,500,000 at October 31, 2012 and July 31, 2012. Such fair value would have been higher or lower if we had used different probability factors, future gross profit projections or discount factors. Given the subjective nature of the assumptions used in the determination of fair value, significant future earnings volatility may occur over the next three quarters until the actual operating results are known and the final contingent consideration liability is determined.

The fair value of the three year price floor liability was determined using the Black-Scholes option valuation model, which is affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield. This liability is adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. The decrease to the fair value of the price floor (as determined by the Black-Scholes option valuation model) was recorded as decreases to both acquisitions payable and general and administrative expenses in the Condensed Consolidated Financial Statements and was primarily due to the impact of our stock price being higher than at the time of the acquisition, the life of the price floor being less than three years and changes in the expected stock price volatility. Future changes in these factors, especially changes in our stock price, may result in significant future earnings volatility. For instance, if our stock price at October 31, 2012 was $1.00 lower, the fair value of the price floor would have been approximately $85,000 higher, which would have decreased our operating income by $85,000. Conversely, if our stock price at October 31, 2012 was $1.00 higher, the fair value of the price floor would have been approximately $75,000 lower, which would have increased our operating income by $75,000.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	October 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$3,916,000	$—	$—	$3,916,000
Total assets	$3,916,000	$—	$—	$3,916,000

Liabilities:
Acquisitions payable:
Contingent consideration	$—	$—	$1,500,000	$1,500,000
Price floor	—	—	724,000	724,000
Total acquisitions payable	—	—	2,224,000	2,224,000
Other liabilities:
Interest rate swap agreements	—	297,000	—	297,000
Total other liabilities (1)	—	297,000	—	297,000
Total liabilities	$—	$297,000	$2,224,000	$2,521,000

	July 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$3,916,000	$—	$—	$3,916,000
Total assets	$3,916,000	$—	$—	$3,916,000

Liabilities:
Acquisitions payable:
Contingent consideration	$—	$—	$1,500,000	$1,500,000
Price floor	—	—	1,037,000	1,037,000
Total acquisitions payable	—	—	2,537,000	2,537,000
Other liabilities:
Interest rate swap agreements	—	335,000	—	335,000
Total other liabilities (1)	—	335,000	—	335,000
Total liabilities	$—	$335,000	$2,537,000	$2,872,000

(1) At October 31, 2012 and July 31, 2012, the current portions of the interest swap agreements of $209,000 and $212,000, respectively, are recorded in accrued expenses and the long-term portions of the interest swap agreements of $88,000 and $123,000, respectively, are recorded in other long-term liabilities.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last five quarters is as follows:

	ConFirm	Byrne	Byrne
	Contingent	Contingent	Price
	Consideration	Consideration	Floor	Total
Balance, July 31, 2011	$775,000	$—	$—	$775,000
Total net unrealized (gains)/losses included in general and administrative expense in earnings	(86,000)	100,000	(582,000)	(568,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	2,700,000	3,000,000	5,700,000
Balance, October 31, 2011	689,000	2,800,000	2,418,000	5,907,000
Total net unrealized (gains)/losses included in general and administrative expense in earnings	166,000	100,000	(623,000)	(357,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, January 31, 2012	855,000	2,900,000	1,795,000	5,550,000
Total net unrealized (gains)/losses included in general and administrative expense in earnings	—	—	(395,000)	(395,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	(855,000)	—	—	(855,000)
Balance, April 30, 2012	—	2,900,000	1,400,000	4,300,000
Total net unrealized (gains)/losses included in general and administrative expense in earnings	—	(1,400,000)	(363,000)	(1,763,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, July 31, 2012	—	1,500,000	1,037,000	2,537,000
Total net unrealized (gains)/losses included in general and administrative expense in earnings	—	—	(313,000)	(313,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, October 31, 2012	$—	$1,500,000	$724,000	$2,224,000

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property and equipment and convertible notes receivable, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. For our quantitative test, we use a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management performs a qualitative assessment, and if a quantitative assessment is necessary, we compare the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows is sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On July 31, 2012, management concluded that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the three months ended October 31,  2012 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of October 31, 2012 and July 31, 2012, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of October 31, 2012 and July 31, 2012, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

Note 7.           Intangible Assets and Goodwill

Our intangible assets with definite lives consist of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years. Amortization expense related to definite life intangible assets was $2,267,000 and $2,289,000 for the three months ended October 31, 2012 and 2011, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	October 31, 2012
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$60,274,000	$(21,718,000)	$38,556,000
Technology	20,572,000	(7,928,000)	12,644,000
Brand names	11,877,000	(7,016,000)	4,861,000
Non-compete agreements	3,148,000	(482,000)	2,666,000
Patents and other registrations	1,406,000	(479,000)	927,000
	97,277,000	(37,623,000)	59,654,000
Trademarks and trade names	9,442,000	—	9,442,000
Total intangible assets	$106,719,000	$(37,623,000)	$69,096,000

	July 31, 2012
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$60,271,000	$(20,421,000)	$39,850,000
Technology	20,797,000	(7,590,000)	13,207,000
Brand names	11,945,000	(6,778,000)	5,167,000
Non-compete agreements	3,147,000	(404,000)	2,743,000
Patents and other registrations	1,372,000	(463,000)	909,000
	97,532,000	(35,656,000)	61,876,000
Trademarks and trade names	9,435,000	—	9,435,000
Total intangible assets	$106,967,000	$(35,656,000)	$71,311,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2013 and the next five years is as follows:

Nine month period ending July 31, 2013	$6,791,000
Fiscal 2014	8,751,000
Fiscal 2015	8,577,000
Fiscal 2016	5,410,000
Fiscal 2017	4,951,000
Fiscal 2018	4,856,000

Goodwill changed during fiscal 2012 and the three months ended October 31, 2012 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	All Other	Goodwill

Balance, July 31, 2011	$9,648,000	$52,074,000	$55,864,000	$8,133,000	$9,051,000	$134,770,000
Acquisitions	49,582,000	—	—	—	—	49,582,000
Foreign currency translation	—	(309,000)	—	—	(388,000)	(697,000)
Balance, July 31, 2012	59,230,000	51,765,000	55,864,000	8,133,000	8,663,000	183,655,000
Foreign currency translation	—	21,000	—	—	27,000	48,000
Balance, October 31, 2012	$59,230,000	$51,786,000	$55,864,000	$8,133,000	$8,690,000	$183,703,000

On July 31, 2012, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2012, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis and Specialty Packaging segments, which had average fair values that exceeded book values by approximately 19% and 24%, respectively. At October 31, 2012, goodwill relating to our Dialysis and Specialty Packaging reporting units were $8,133,000 and $7,166,000, respectively. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the projected future operating results and cash flows of this segment, including the impact of the shift from reusable to single-use dialyzers as more fully explained in our “Management Discussion and Analysis” and in “Risk Factors” in our 2012 Form 10-K. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 14% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which forecasts are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded.

Note 8.           Warranties

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended
	October 31,
	2012	2011

Beginning balance	$1,667,000	$2,083,000
Provisions	367,000	953,000
Settlements	(596,000)	(867,000)
Foreign currency translation	—	(2,000)
Ending balance	$1,438,000	$2,167,000

The warranty provisions and settlements for the three months ended October 31, 2012 and 2011 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.           Financing Arrangements

In conjunction with the Byrne Acquisition and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to $994,000 at October 31, 2012.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”). At October 31, 2012, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.21% to 0.44%. The margins applicable to our outstanding borrowings were 0.75% above the lender’s base rate or 1.75% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at October 31, 2012. The New U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.30% at October 31, 2012.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our Revolving Credit Facility, the interest rate swap is for the period that began August 8, 2012 and ends January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow is at a one month LIBOR rate of 0.496%.

The principal amounts of the Term Loan Facility are to be paid in twenty consecutive quarterly installments of $2,500,000 beginning on September 30, 2011.  The New U.S. Credit Agreement permits us to make optional prepayments of loans at any time without premium or penalty other than customary LIBOR breakage fees. We are required to make mandatory prepayments of amounts outstanding under the New U.S. Credit Agreement of: (i) 100% of the net proceeds received from certain sales or other dispositions of all or any part of the Company and its subsidiaries’ assets, (ii) 100% of certain insurance and condemnation proceeds received by the Company or any of its subsidiaries, (iii) subject to certain exceptions, 100% of the net cash proceeds received by the Company or any of its subsidiaries from the issuance or occurrence of any indebtedness of the Company or any of its subsidiaries, and (iv) subject to certain exceptions, 100% of the net proceeds of the sale of certain equity.

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

On October 31, 2012, we had $80,000,000 of outstanding borrowings under the New U.S. Credit Agreement, which consisted of $37,500,000 and $42,500,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $57,500,000 was available to be borrowed under our Revolving Credit Facility.  Subsequent to October 31, 2012, we borrowed $37,000,000 under the Revolving Credit Facility to fund the SPS Acquisition but repaid $3,000,000 shortly afterwards resulting in total outstanding borrowings of $114,000,000 at November 30, 2012.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended
	October 31,
	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$9,576,000	$6,220,000
Less income allocated to participating securities	(157,000)	(112,000)
Net income available to common stockholders	$9,419,000	$6,108,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	26,664,962	26,163,584

Dilutive effect of stock options using the treasury stock method and the average market price for the period	242,825	278,730

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	26,907,787	26,442,314

Earnings per share attributable to common stock:
Basic earnings per share	$0.35	$0.23

Diluted earnings per share	$0.35	$0.23

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended
	October 31,
	2012	2011
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	26,907,787	26,442,314

Participating securities	453,261	456,586

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	27,361,048	26,898,900

Note 11.         Income Taxes

The consolidated effective tax rate was 37.6% and 36.4% for the three months ended October 31, 2012 and 2011, respectively. The increase in the consolidated effective tax rate was principally due to a lower level of allowable tax credits and permanent deductions as a percentage of pre-tax income generated from our United States operations, as described below.

For the three months ended October 31, 2012 and 2011, approximately 98% of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.9% and 36.6%, respectively. The higher overall effective tax rate for the three months ended October 31, 2012 was principally caused by a lower level of allowable tax credits and deductions as a percentage of pre-tax income including our inability to claim the research and experimentation tax credit in the current year as a result of the December 31, 2011 expiration of Federal tax legislation that had allowed this credit.

For the three months ended October 31, 2012 and 2011, approximately 2% of our income before income taxes was generated from our operations in Canada, Singapore and the Netherlands. Collectively, these operations had an overall effective tax rate of 21.5% and 29.2% for the three months ended October 31, 2012 and 2011, respectively. All three of these locations have lower statutory income tax rates compared to the United States. The lower overall effective tax rates for the three months ended October 31, 2012 was due to the geographic mix of pre-tax income.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2011	$191,000
Lapse of statute of limitations	(67,000)
Unrecognized tax benefits on July 31, 2012	124,000
Activity during the three months ended October 31, 2012	—
Unrecognized tax benefits on October 31, 2012	$124,000

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

Note 12.                          Commitments and Contingencies

Long-term contractual obligations

As of October 31, 2012, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities (2)	$7,500	$10,000	$10,000	$10,000	$42,500	$—	$80,000
Expected interest payments under the credit facilities (1)(2)	1,314	1,540	1,299	1,057	2	—	5,212
Minimum commitments under noncancelable operating leases	2,559	3,713	2,309	1,510	1,034	4,525	15,650
Acquisitions payable	—	1,500	724	—	—	—	2,224
Compensation agreements (3)	1,961	1,558	281	150	75	—	4,025
Deferred compensation and other	41	133	55	43	42	63	377
Total contractual obligations	$13,375	$18,444	$14,668	$12,760	$43,653	$4,588	$107,488

(1) The expected interest payments under both the term and revolving credit facilities reflect interest rates of 2.41% and 2.18%, which was our weighted average interest rate on outstanding borrowings at October 31, 2012 and reflects the impact of our interest rate swap agreements.

(2) To fund the cash consideration paid and the costs associated with the SPS Acquisition, we borrowed $37,000,000 on November 1, 2012 under our revolving credit facility, thereby increasing the 2017 maturities of the credit facilities from $42,500,000 at October 31, 2012 to $79,500,000 at November 1, 2012. Accordingly, the expected interest payments under the credit facilities will be approximately $910,000 higher on an annualized basis as of November 1, 2012 as compared with October 31, 2012.

(3) In conjunction with the SPS Acquisition on November 1, 2012, we entered into three-year compensation agreements with four employees of the acquired business. Additionally, we entered into a severance contract with our new Chief Operating Officer on November 15, 2012. As a result of these new agreements, the annual required payments for compensation agreements increased subsequent to October 31, 2012 by $826,000, $1,036,000, $700,000 and $175,000 for the nine months ending July 31, 2013 and the years ending July 31, 2014, 2015 and 2016, respectively.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Acquisitions payable

In connection with the Byrne Acquisition, we estimated $1,500,000 at October 31, 2012 as the fair value of contingent consideration payable over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. In addition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at October 31, 2012, we have estimated $724,000 as the fair value of this payable, as more fully described in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

Compensation agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, which defined certain compensation arrangements relating to various employment termination scenarios. In conjunction with the acquisition of the Byrne Medical Business on August 1, 2011, we entered into a three-year employment agreement with an executive officer of the acquired business.

Deferred compensation and other

Deferred compensation and other includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities. Additionally, deferred compensation and other includes purchase commitments of inventory, an insurance related claim and minimal commitments under noncancelable capital leases.

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

None of our customers accounted for 10% or more of our consolidated net sales during the three months ended October 31, 2012 and 2011, except for DaVita Inc. (“DaVita”) in the current three month period, which accounted for approximately 10.4%, or approximately $10,360,000, of our consolidated net sales and approximately 25.0% and 37.8% of our net sales in our Water Purification and Filtration and Dialysis segments, respectively.

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

DaVita and another large dialysis provider accounted for approximately 25.0% and 29.4%, respectively, of our Water Purification and Filtration segment net sales for the three months ended October 31, 2012. Combined, these two customers accounted for approximately 19.0% of our consolidated net sales for the three months ended October 31, 2012.

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

Four customers collectively accounted for approximately 63.4% of our Healthcare Disposables segment net sales and approximately 12.7% of our consolidated net sales during the three months ended October 31, 2012.

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

Chemistries, which includes sterilants, disinfectants and decontamination services used in various applications for infection prevention and control.

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2012 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended
	October 31,
	2012	2011

Net sales:
Endoscopy	$36,679,000	$36,052,000
Water Purification and Filtration	29,083,000	24,965,000
Healthcare Disposables	19,955,000	19,406,000
Dialysis	8,187,000	9,167,000
All Other	5,777,000	3,672,000
Total	$99,681,000	$93,262,000

Operating income:
Endoscopy	$7,676,000	$5,777,000
Water Purification and Filtration	3,908,000	2,683,000
Healthcare Disposables	4,091,000	2,996,000
Dialysis	2,176,000	2,203,000
All Other	932,000	(311,000)
	18,783,000	13,348,000
General corporate expenses	(2,811,000)	(2,568,000)
Interest expense, net	(633,000)	(1,001,000)

Income before income taxes	$15,339,000	$9,779,000

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

Results of Operations provides a discussion of the consolidated results of operations for the three months ended October 31, 2012 compared with the three months ended October 31, 2011.

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

•                  Chemistries:  Sterilants, disinfectants and decontamination services used in various applications for infection prevention and control. (Included in the All Other reporting segment.)

Most of our equipment, consumables and supplies are used to help prevent or control the occurrence or spread of infections.

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (the “2012 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)                                Net sales and net income increased by 6.9% and 54.0%, respectively, for the three months ended October 31, 2012 compared with the three months ended October 31, 2011 to a record level of net sales for a three month period. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    improved sales and profitability in our Water Purification and Filtration segment primarily relating to increased sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to new product introductions such as our heat sanitizable water purification systems, which are sold at higher average selling prices and gross margins than the systems with the traditional non-heated sanitization technology,

•                                    improved sales and profitability in our Therapeutic Filtration segment primarily due to the market shortage of certain filters as a result of damage done from an earthquake to the manufacturing facilities of a large competitor,

•                                    improved profitability in our Endoscopy segment due principally to a shift of product mix to higher margin products including increases in sales volume of endoscope reprocessing disinfectant and consumable products as a result of the increased field population of equipment, as well as disposable infection control products used in gastrointestinal (GI) endoscopy procedures as a result of new product introductions,

•                                    improved sales and profitability in our Healthcare Disposables segment primarily due to increased demand for our face masks and sterility assurance products and the decreasing price of raw materials,

•                                    improved gross profit percentage in our three largest operating segments,

•                                    the implementation of various cost control initiatives such as the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner, and

•                                    lower interest expense.

The above factors were partially offset by:

•                                    decreases in sales volume of our endoscope reprocessing equipment as these capital equipment sales were elevated in prior periods partially as a result of our participation in a major initiative by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing equipment as well as regulatory issues experienced by a major competitor, and

•                                    decreases in net sales and profitability in our Dialysis operating segment.

(ii)                            We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted by the decrease in demand for our RENATRON® reprocessing equipment and sterilants, as more fully described elsewhere in this MD&A. This reduction in dialysis sales has reduced overall profitability in this segment. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. A further decrease in the market for reprocessing products is likely to result in continued loss of net sales and a lower level of profitability in this segment in the future. See “Risk Factors” in the 2012 Form 10-K.

(iii)                              In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, our gross profit percentage will be adversely affected beginning in January 2013, as more fully described elsewhere in this MD&A.

(iv)                              On November 1, 2012, our Crosstex subsidiary acquired all the issued and outstanding stock of SPS Medical Supply Corp. (the “SPS Business” or the “SPS Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(v)                                 On October 31, 2012, our Board of Directors approved an 18% increase in the semiannual cash dividend to $0.055 per share of outstanding common stock, which is payable on December 14, 2012 to shareholders of record at the close of business on November 14, 2012, as more fully described elsewhere in this MD&A.

(vi)                              In order to more fully capitalize on the strength of the Medivators brand name currently used in our endoscopy business, we decided to change the name of Minntech Corporation to Medivators Inc. The name change was effective on August 1, 2012.

(vii)                           The Company issued 9,955,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on

February 1, 2012 to stockholders of record on January 23, 2012, as more fully described elsewhere in this MD&A.

(viii)                      On August 1, 2011, the start of our prior fiscal year, our subsidiary Medivators Inc. (“Medivators”) acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Certain components of the acquisition’s purchase price were recorded at fair value and are continually re-measured at each balance sheet date, which has the potential for creating earnings volatility in the future as further described elsewhere in this MD&A and in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

(ix)                              In conjunction with the acquisition of the business and substantially all of the assets of BMI and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011, as more fully described elsewhere in this MD&A and in Notes 3 and 9 to the Condensed Consolidated Financial Statements. Additionally, in order to protect our interest rate exposure in future years, we entered into interest rate swap agreements in fiscal 2012, as more fully described elsewhere in this MD&A and in Notes 5 and 9 to the Condensed Consolidated Financial Statements.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries. Since the SPS Acquisition was consummated after the first quarter of our fiscal 2013, its results of operations are not included in our results of operations for any periods presented.

The following discussion should also be read in conjunction with our 2012 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended
	October 31,
	2012		2011
	(Dollar amounts in thousands)
	$	%	$	%

Endoscopy	$36,679	36.8	$36,052	38.7
Water Purification and Filtration	29,083	29.2	24,965	26.8
Healthcare Disposables	19,955	20.0	19,406	20.8
Dialysis	8,187	8.2	9,167	9.8
All Other	5,777	5.8	3,672	3.9
	$99,681	100.0	$93,262	100.0

Net Sales

Net sales increased by $6,419,000, or 6.9%, to $99,681,000 for the three months ended October 31, 2012 from $93,262,000 for the three months ended October 31, 2011.

The increase in net sales for the three months ended October 31, 2012 was principally attributable to increases in sales of water purification and filtration products and therapeutic filtration products (recorded in the All Other reporting segment).

Net sales of water purification and filtration products and services increased by $4,118,000, or 16.5%, for the three months ended October 31, 2012, compared with the three months ended October 31, 2011, primarily due to (i) an increase in demand for our water purification capital equipment, consumables and service in the dialysis industry mainly attributable to new product introductions such as our heat sanitizable water purification systems which are also sold at higher average selling prices than systems with the traditional non-heated sanitization technology and (ii) price increases on certain water purification products and services, which favorably impacted net sales for the three months ended October 31, 2012 by approximately $890,000. Partially offsetting these increases was a decrease in demand for capital equipment used for commercial and industrial applications.

Net sales in the All Other reporting segment increased by $2,105,000, or 57.3%, for the three months ended October 31, 2012 compared with the three months ended October 31, 2011, primarily due to a $1,445,000, or 100.3%, increase in net sales in our Therapeutic Filtration operating segment and a $545,000, or 84.2%, increase in net sales in our Chemistries operating segment. The increase in net sales in our Therapeutic Filtration segment was due to an increase in demand, both in the United States and internationally, for our hemoconcentrator products (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) and our hemofilter products (a device used to perform hemofiltration in a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis) as a result of a market shortage of these filters due to damage done from an earthquake to the manufacturing facilities of a large competitor. We expect this elevated level of filter sales to return to a similar level that existed in prior periods once our competitor regains its full manufacturing capabilities, which we estimate will occur in the beginning of calendar 2013. The increase in net sales in our Chemistries segment was the result of an increase in sales demand in the United States and internationally for sterilants manufactured by us on an OEM basis. Increases in selling prices of our therapeutic filtration, specialty packaging and chemistries products did not have a significant effect on net sales in the All Other segment for the three months ended October 31, 2012 compared with the three months ended October 31, 2011.

Net sales of endoscopy products and services increased by $627,000, or 1.7%, for the three months ended October 31, 2012, compared with the three months ended October 31, 2011, primarily due to increases in demand in the United States for (i) our disinfectants, service and consumables due to the increase in the installed base of endoscope reprocessing equipment and (ii) our new product introductions of valves and hybrid tubing procedural products (disposable infection control products used in gastrointestinal (GI) endoscopy procedures). Partially offsetting these increases was a decrease in demand for our endoscope reprocessing equipment. Demand for our endoscope reprocessing equipment had been elevated during the second half of fiscal 2011 and the first half of fiscal 2012 due to our previous investments in new product offerings and sales and marketing programs, as well as regulatory issues experienced by a major competitor, all of which enabled us to increase our sales of endoscope reprocessing equipment including successfully participating in a major initiative beginning in the second half of fiscal 2011 by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing equipment. Beginning in our second quarter of fiscal 2012, this elevated level of capital equipment sales gradually decreased to a similar level that existed prior to the second half of fiscal 2011. However, we expect disinfectants, service, consumables and equipment accessories to continue to benefit as we continually increase the installed base of endoscope reprocessing equipment. Changes in selling prices did not have a significant effect on net sales for the three months ended October 31, 2012 compared with the three months ended October 31, 2011.

Net sales of healthcare disposables products increased by $549,000, or 2.8%, for the three months ended October 31, 2012, compared with the three months ended October 31, 2011, principally due to increases in customer demand in the United States for our face masks and sterility assurance products, partially offset by the loss of some private label business as a result of a customer’s decision to purchase certain healthcare disposable products from low cost providers including competitors whose products are manufactured in China and Southeast Asia due to lower overall costs. Changes in selling prices did not have a significant effect on net sales for the three months ended October 31, 2012 compared with the three months ended October 31, 2011.

Net sales of dialysis products and services decreased by $980,000, or 10.7% for the three months ended October 31, 2012, compared with the three months ended October 31, 2011, due to a decrease in demand primarily in the United States (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our RENATRON® dialyzer reprocessing equipment and sterilants. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A further decrease in the market for reprocessing products is likely to result in continued loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales. Changes in selling prices of our dialysis products did not have a significant effect on net sales for the three months ended October 31, 2012 compared with the three months ended October 31, 2011.

Gross profit

Gross profit increased by $5,777,000, or 15.2%, to $43,727,000 for the three months ended October 31, 2012 from $37,950,000 for the three months ended October 31, 2011. Gross profit as a percentage of net sales for the three months ended October 31, 2012 and 2011 was 43.9% and 40.7%, respectively.

Gross profit as a percentage of net sales for the three months ended October 31, 2012 increased compared with the three months ended October 31, 2011 primarily due to (i) more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages than each segment’s prior year period overall gross profit percentage (such as our new heat sanitizable water purification systems in our Water Purification and Filtration segment, disinfectants and disposable GI procedural products in our Endoscopy segment, sterilants in our Chemistries segments, filters in our Therapeutic Filtration segment and face masks and sterility assurance products in our Healthcare Disposables segment) and decreases in sales volume of lower margin products (such as endoscope reprocessing equipment in our Endoscopy segment), (ii) the inclusion in the prior year period of a $893,000 one-time acquisition accounting charge relating to the acquired inventory in the Byrne Acquisition, (iii) a decrease in raw materials costs primarily in our Healthcare Disposables segment due to the decreasing price of oil and (iv) increases in selling prices on certain products primarily in our Water Purification and Filtration segment.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, we will record the excise tax in cost of sales thereby adversely affecting our gross profit percentage beginning in January 2013. If this legislation had been effective throughout fiscal 2012, we estimate that our annual excise tax would have been within the range of $4,000,000 to $5,000,000, which would have directly decreased our gross profit by such amount. Although we plan to implement further cost reductions and revenue enhancement initiatives to partially offset this new excise tax, we cannot provide any assurances that we will be successful in significantly reducing the impact of this tax on our business. Additionally, other elements of this legislation could meaningfully change the way health care is developed and delivered and may materially impact numerous aspects of our business in the future. See “Risk Factors” in our 2012 Form 10-K.

Furthermore, we cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by uncertainties associated with our product mix, (ii) by further price competition in certain of our segments such as Healthcare Disposables (due to a more competitive environment as well as competition from products manufactured in China and Southeast Asia, as explained below), Endoscopy (primarily when selling to Group Purchasing Organization (GPOs) and other price competitive sales) and Dialysis (relating to the market shift from reusable to single-use dialyzers as explained above) or (iii) if raw materials and distribution costs increase and we are unable to implement price increases. In regard to products manufactured in China and Southeast Asia, some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs despite expensive shipping costs. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior to similar products produced in China and Southeast Asia, we may experience significant pricing pressure that would adversely affect our gross profit in the future in our Healthcare Disposables segment as a result of low cost competition from products produced in China and Southeast Asia.

Operating Expenses

Selling expenses increased by $490,000, or 3.8%, to $13,413,000 for the three months ended October 31, 2012 from $12,923,000 for the three months ended October 31, 2011, primarily due to our increased investment of approximately $840,000 to further develop and support our sales team through sales meetings, the addition of sales personnel primarily in our international operations, increased travel budgets and annual raises, partially offset by approximately $490,000 in lower commission expense due to changing the structure of our Endoscopy sales commission plan.

Selling expenses as a percentage of net sales were 13.5% and 13.9% for the three months ended October 31, 2012 and 2011, respectively.

General and administrative expenses decreased by $54,000 to $12,048,000 for the three months ended October 31, 2012, from $12,102,000 for the three months ended October 31, 2011, primarily due to the prior year inclusion of $626,000 in acquisition related expenses relating to the Byrne Acquisition, partially offset by (i) approximately $340,000 in higher compensation expense relating to annual salary raises, higher incentive compensation and employee benefit costs and (ii) an unfavorable change of $255,000 relating to fair value adjustments of contingent consideration and a price floor financial instrument as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

General and administrative expenses as a percentage of net sales were 12.1% and 13.0% for the three months ended October 31, 2012 and 2011.

Research and development expenses (which include continuing engineering costs) increased by $149,000, or 6.9%, to $2,294,000 for the three months ended October 31, 2012 from $2,145,000 for the three months ended October 31, 2011.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended October 31,
	2012		2011
	(Dollar amounts in thousands)
	Operating	% of	Operating	% of
	Income	net sales	Income	net sales
Endoscopy	$7,676	20.9%	$5,777	16.0%
Water Purification and Filtration	3,908	13.4%	2,683	10.7%
Healthcare Disposables	4,091	20.5%	2,996	15.4%
Dialysis	2,176	26.6%	2,203	24.0%
All Other	932	16.1%	(311)	-8.5%
Operating income	18,783	18.8%	13,348	14.3%
General corporate expenses	(2,811)		(2,568)
Income before interest and income taxes	$15,972	16.0%	$10,780	11.6%

The Endoscopy segment’s operating income increased by $1,899,000, or 32.9%, for the three months ended October 31, 2012, compared with the three months ended October 31, 2011, primarily due to (i) increases in demand in the United States for our disinfectants, service, consumables and disposable procedural GI products, which are all higher margin products, (ii) the inclusion in the prior year period of a $893,000 one-time acquisition accounting charge relating to the acquired inventory in the Byrne Acquisition, and (iii) lower commission expense, partially offset by a decrease in demand for our endoscope reprocessing equipment and further investment in our sales team, as further explained above.

The Water Purification and Filtration segment’s operating income increased by $1,225,000, or 45.7%, for the three months ended October 31, 2012, compared with the three months ended October 31, 2011, primarily due to an increase in demand for our water purification capital equipment, consumables and service in the dialysis industry mainly attributable to new product introductions such as our heat sanitizable water purification systems, which are sold at higher selling prices and gross margins compared with our products with the traditional non-heated sanitization technology, as well as price increases on certain products, as further explained above.

The Healthcare Disposables segment’s operating income increased by $1,095,000, or 36.5%, for the three months ended October 31, 2012, compared with the three months ended October 31, 2011, primarily due to an increase in sales of certain products that carry higher gross margin percentages, as further explained above.

The Dialysis segment’s operating income was comparable for the three months ended October 31, 2012, compared with the three months ended October 31, 2011, primarily due to a decrease in net sales of sterilants and RENATRON® dialyzer reprocessing equipment, which are the higher margin products in this segment, offset by a decrease in sales and marketing expense and general and administrative expense as a result of various cost control initiatives such as the allocation of certain internal resources to other segments as well as the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner, as further explained above.

Operating income in our All Other reporting segment increased by $1,243,000 for the three months ended October 31, 2012, compared with the three months ended October 31, 2011, primarily due to increases in operating income of $999,000 in our Therapeutic Filtration operating segment and $229,000 in our Chemistries operating segment. The increases in operating income in these two segments were primarily due to increases in net sales of our filters in the Therapeutic Filtration segment and sterilants in our Chemistries segment, as further explained above, as well as the implementation of various cost control initiatives such as changes in the management structure of both segments and the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner.

General corporate expenses relate to certain unallocated corporate costs primarily related to executive management personnel and being a publicly traded company. The increase in such costs for the three months ended October 31, 2012, compared with October 31, 2011, is primarily due to the addition of internal and external resources.

Interest

Interest expense decreased by $385,000 to $646,000 for the three months ended October 31, 2012, from $1,031,000 for the three months ended October 31, 2011, primarily due to a decrease in average outstanding borrowings.

Interest income decreased by $17,000 to $13,000 for the three months ended October 31, 2012, from $30,000 for the three months ended October 31, 2011.

Income taxes

The consolidated effective tax rate was 37.6% and 36.4% for the three months ended October 31, 2012 and 2011, respectively. The increase in the consolidated effective tax rate was principally due to a lower level of allowable tax credits and permanent deductions as a percentage of pre-tax income generated from our United States operations, as described below.

For the three months ended October 31, 2012 and 2011, approximately 98% of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.9% and 36.6%, respectively. The higher overall effective tax rate for the three months ended October 31, 2012 was principally caused by a lower level of allowable tax credits and deductions as a percentage of pre-tax income including our inability to claim the research and experimentation tax credit in the current year as a result of the December 31, 2011 expiration of Federal tax legislation that had allowed this credit.

For the three months ended October 31, 2012 and 2011, approximately 2% of our income before income taxes was generated from our operations in Canada, Singapore and the Netherlands. Collectively, these operations had an overall effective tax rate of 21.5% and 29.2% for the three months ended October 31, 2012 and 2011, respectively. All three of these locations have lower statutory income tax rates compared to the United States. The lower overall effective tax rates for the three months ended October 31, 2012 was due to the geographic mix of pre-tax income.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2011	$191,000
Lapse of statute of limitations	(67,000)
Unrecognized tax benefits on July 31, 2012	124,000
Activity during the three months ended October 31, 2012	—
Unrecognized tax benefits on October 31, 2012	$124,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2012	2011

Cost of sales	$55,000	$33,000
Operating expenses:
Selling	99,000	78,000
General and administrative	792,000	813,000
Research and development	12,000	7,000
Total operating expenses	903,000	898,000
Stock-based compensation before income taxes	958,000	931,000
Income tax benefits	(340,000)	(331,000)
Total stock-based compensation expense, net of tax	$618,000	$600,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.02	$0.02

Diluted	$0.02	$0.02

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

The stock-based compensation expense recorded in the Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards, accelerated vesting related to certain employment terminations and assumptions used in determining expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. If the market price of our common stock increases or factors change and we employ different assumptions in the application of Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), the compensation expense that we would record for future stock awards may differ significantly from what we have recorded in the current period.

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At October 31, 2012, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $6,773,000 with a remaining weighted average period of 24 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the three months ended October 31, 2012 and 2011, such income tax deductions reduced income taxes payable by $1,728,000 and $703,000, respectively, and increased additional paid-in capital by $913,000 and $218,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Liquidity and Capital Resources

Working capital

At October 31, 2012, our working capital was $78,596,000, compared with $78,751,000 at July 31, 2012.

Cash flows from operating activities

Net cash provided by operating activities was $9,370,000 and $7,696,000 for the three months ended October 31, 2012 and 2011, respectively. For the three months ended October 31, 2012, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and an increase in income taxes payable (due to the timing associated with tax payments), partially offset by a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation and vendor payments) and increases in prepaid expenses and other current assets (due primarily to the timing associated with insurance payments).

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

Cash flows from investing activities

Net cash used in investing activities was $1,240,000 and $97,760,000 for the three months ended October 31, 2012 and 2011, respectively. For the three months ended October 31, 2012, the net cash used in investing activities was for capital expenditures. For the three months ended October 31, 2011, the net cash used in investing activities was primarily for the acquisition of the Byrne Medical Business and to a lesser extent, capital expenditures.

Cash flows from financing activities

Net cash used in financing activities was $10,492,000 for the three months ended October 31, 2012, compared with net cash provided by financing activities of $91,410,000 for the three months ended October 31, 2011. For the three months ended October 31, 2012, the net cash used in financing activities was due to repayments under our credit facilities and purchases of treasury shares. For the three months ended October 31, 2011, the net cash provided by financing activities was due primarily to borrowings under our credit facilities relating to the acquisition of the Byrne Medical Business, partially offset by repayments under such facilities.

Dividends

On October 31, 2012, our Board of Directors approved an 18% increase in the semiannual cash dividend to $0.055 per share of outstanding common stock, which will be paid on December 14, 2012 to shareholders of record at the close of business on November 14, 2012. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

On February 1, 2012, the Company issued 9,955,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012.

Long-term contractual obligations

As of October 31, 2012, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities (2)	$7,500	$10,000	$10,000	$10,000	$42,500	$—	$80,000
Expected interest payments under the credit facilities (1)(2)	1,314	1,540	1,299	1,057	2	—	5,212
Minimum commitments under noncancelable operating leases	2,559	3,713	2,309	1,510	1,034	4,525	15,650
Acquisitions payable	—	1,500	724	—	—	—	2,224
Compensation agreements (3)	1,961	1,558	281	150	75	—	4,025
Deferred compensation and other	41	133	55	43	42	63	377
Total contractual obligations	$13,375	$18,444	$14,668	$12,760	$43,653	$4,588	$107,488

(1) The expected interest payments under both the term and revolving credit facilities reflect interest rates of 2.41% and 2.18%, which was our weighted average interest rate on outstanding borrowings at October 31, 2012 and reflects the impact of our interest rate swap agreements.

(2) To fund the cash consideration paid and the costs associated with the SPS Acquisition, we borrowed $37,000,000 on November 1, 2012 under our revolving credit facility, thereby increasing the 2017 maturities of the credit facilities from $42,500,000 at October 31, 2012 to $79,500,000 at November 1, 2012. Accordingly, the expected interest payments under the credit facilities will be approximately $910,000 higher on an annualized basis as of November 1, 2012 as compared with October 31, 2012.

(3) In conjunction with the SPS Acquisition on November 1, 2012, we entered into three-year compensation agreements with four employees of the acquired business. Additionally, we entered into a severance contract with our new Chief Operating Officer on November 15, 2012. As a result of these new agreements, the annual required payments for compensation agreements increased subsequent to October 31, 2012 by $826,000, $1,036,000, $700,000 and $175,000 for the nine months ending July 31, 2013 and the years ending July 31, 2014, 2015 and 2016, respectively.

New U.S. Credit Agreement

In conjunction with the Byrne Acquisition and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to $994,000 at October 31, 2012.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”). At November 30, 2012, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.21% to 0.87%. The margins applicable to our outstanding borrowings were 0.75% above the lender’s base rate or 1.75% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at November 30, 2012. The New U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.30% at November 30, 2012.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our Revolving Credit Facility, the interest rate swap is for the period that began August 8, 2012 and ends January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow is at a one month LIBOR rate of 0.496%.

The principal amounts of the Term Loan Facility are to be paid in twenty consecutive quarterly installments of $2,500,000 beginning on September 30, 2011.  The New U.S. Credit Agreement permits us to make optional prepayments of loans at any time without premium or penalty other than customary LIBOR breakage fees. We are required to make mandatory prepayments of amounts outstanding under the New U.S. Credit Agreement of: (i) 100% of the net proceeds received from certain sales or other dispositions of all or any part of the Company and its subsidiaries’ assets, (ii) 100% of certain insurance and condemnation proceeds received by the Company or any of its subsidiaries, (iii) subject to certain exceptions, 100% of the net cash proceeds received by the Company or any of its subsidiaries from the issuance or occurrence of any indebtedness of the Company or any of its subsidiaries, and (iv) subject to certain exceptions, 100% of the net proceeds of the sale of certain equity.

The New U.S. Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries (including Medivators, Mar Cor, Crosstex, and Strong Dental Products, Inc.) and (ii) a pledge by Cantel of all of the outstanding shares of Medivators, Mar Cor, Crosstex and Strong Dental owned by Cantel and 65% of the outstanding shares of Cantel’s foreign-based subsidiaries. We are in compliance with all financial and other covenants under the New U.S. Credit Agreement.

On October 31, 2012, we had $80,000,000 of outstanding borrowings under the New U.S. Credit Agreement, which consisted of $37,500,000 and $42,500,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $57,500,000 was available to be borrowed under our Revolving Credit Facility.  Subsequent to October 31, 2012, we borrowed $37,000,000 under the Revolving Credit Facility to fund the SPS Acquisition but repaid $3,000,000 shortly afterwards resulting in total outstanding borrowings of $114,000,000 at November 30, 2012.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Acquisitions payable

In connection with the Byrne Acquisition, we estimated $1,500,000 at October 31, 2012 as the fair value of contingent consideration payable over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. In addition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at October 31, 2012, we have estimated $724,000 as the fair value of this payable, as more fully described in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

Compensation agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, which defined certain compensation arrangements relating to various employment termination scenarios. In conjunction with the acquisition of the Byrne Medical Business on August 1, 2011, we entered into a three-year employment agreement with an executive officer of the acquired business.

Deferred compensation and other

Deferred compensation and other includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities. Additionally, deferred compensation and other includes purchase commitments of inventory, an insurance related claim and minimal commitments under noncancelable capital leases.

Financing needs

Although most of our operating segments generate significant cash from operations, our Endoscopy, Healthcare Disposables, Dialysis and Water Purification and Filtration segments are the largest generators of cash. At October 31, 2012, we had a cash balance of $27,866,000, of which $4,651,000 was held by foreign subsidiaries. Such foreign cash is needed by our foreign subsidiaries for working capital purposes and is currently unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New U.S. Credit Agreement will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At November 30, 2012, $23,500,000 was available under our New U.S. Credit Agreement. In addition, subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the New U.S. Credit Agreement by an aggregate amount not to exceed $50,000,000 without the consent of the lenders.

Foreign currency

The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2012 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States.

Changes in the value of the Euro, British pound and Singapore dollar against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros, British pounds or Singapore dollars but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2012 Form 10-K and therefore are impacted by changes in the Euro exchange rate relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the Euro relative to the United States dollar, (iii) the British pound relative to the United States dollar and (iv) the Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, Euros, British pounds and Singapore dollars forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $2,994,000 at November 30, 2012, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on December 31, 2012. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Gains and losses related to these hedging contracts to buy Canadian dollars, Euros, British pounds and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three months ended October 31, 2012, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three months ended October 31, 2012 compared with the three months ended October 31, 2011.

For purposes of translating the balance sheet at October 31, 2012 compared with July 31, 2012, the total of the foreign currency movements resulted in a foreign currency translation gain of $91,000, net of tax, for the three months ended October 31, 2012, thereby increasing stockholders’ equity.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,161,000 and $943,000 for the three months ended October 31, 2012 and 2011, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

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

On July 31, 2012, we adopted Accounting Standards Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. At July 31, 2012, because we determined through qualitative factors that the fair values of our Water Purification and Filtration and Healthcare Disposables segments were unlikely to be less than the carrying value, we did not proceed to step one of the two-step quantitative goodwill impairment test for those two segments. We performed step one of the two-step quantitative goodwill impairment test for Endoscopy (due to the increase in assets related to the Byrne Acquisition), Dialysis, Therapeutic Filtration, Chemistries (due to the decrease in operating income in the Dialysis, Therapeutic Filtration and Chemistries segments in fiscal 2012 compared with fiscal 2011) and Specialty Packaging (due to a change in assumptions used in the previous projection of future operating results). In performing a detailed quantitative review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.

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

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2012, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis and Specialty Packaging segments, which had average fair values that exceeded book value by approximately 19% and 24%, respectively. At October 31, 2012, goodwill relating to our Dialysis and Specialty Packaging reporting units were $8,133,000 and $7,166,000, respectively. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the projected future operating results and cash flows of this segment, including the impact of the shift from reusable to single-use dialyzers as more fully explained elsewhere in this MD&A and in “Risk Factors” in our 2012 Form 10-K. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 14% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which forecasts are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On October 31, 2012, management concluded that no events or changes in circumstances have occurred during the three months ended October 31, 2012 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On October 31, 2012, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

The stock-based compensation expense recorded in our Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards, accelerated vesting related to certain employment terminations and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our common stock), the expected dividend yield (which historically has been 0% and is now approximately 0.4% as we began paying dividends in January 2010), and the expected option life (which is based on historical exercise behavior). If factors change and we employ different assumptions in future periods, the compensation expense that we would record may differ significantly from what we have recorded in the current period.

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

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. We account for contingent consideration relating to business combinations that occurred subsequent to July 31, 2009 in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other components of an acquisition’s purchase price can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the three year price floor relating to the Byrne acquisition which fair value was determined using an option valuation model, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

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

•                  foreign currency exchange rate fluctuations and trade barriers

•                  the impact of significant government regulation on our businesses

You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the foregoing items to be a complete list of all potential risks or uncertainties. See “Risk Factors” in our 2012 Form 10-K for a discussion of the above risk factors and certain additional risk factors that you should consider before investing in the shares of our common stock.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain net assets of our Canadian subsidiaries are denominated and ultimately settled in United States dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2012 Form 10-K. Fluctuations in the rates of currency exchange between the United States dollar and the Canadian dollar had an insignificant impact for the three months ended October 31, 2012, compared with the three months ended October 31, 2011, upon our net income and stockholders’ equity, as described in our MD&A.

Changes in the value of the Euro, British pound and Singapore dollar against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros, British pounds or Singapore dollars but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2012 Form 10-K and therefore are impacted by changes in the Euro exchange rate relative to the United States dollar. Fluctuations in the rates of currency exchange between the United States dollar and the Euro, British pound and Singapore dollar did not have a significant overall impact for the three months ended October 31, 2012, compared with the three months ended October 31, 2011, upon our net income and stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the Euro relative to the United States dollar, (iii) the British pound relative to the United States dollar and (iv) the Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, Euros, British pounds and Singapore dollars forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $3,100,000 at October 31, 2012, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on November 30, 2012. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three months ended October 31, 2012, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income for the three months ended October 31, 2012, compared with the three months ended October 31, 2011, and stockholders’ equity from July 31, 2012 to October 31, 2012.

Interest Rate Market Risk

We have United States credit facilities for which the interest rate on outstanding borrowings is variable. Substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, interest expense is affected by the general level of interest rates in the United States as well as LIBOR interest rates.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our Revolving Credit Facility, the interest rate swap is for the period that began August 8, 2012 and ends January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow is at a one month LIBOR rate of 0.496%. Therefore, we are substantially protected from exposure associated with increasing LIBOR rates in future years.

Market Risk Sensitive Transactions

Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2012 Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None.

ITEM 1A.             RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2012 Form 10-K. The risk factors disclosed in Part I, Item 1A to our 2012 Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

August	842	$26.12	—	—
September	297	25.76	—	—
October	60,823	26.30	—	—
Total	61,962	$26.30	—	—

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

Date: December 10, 2012

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller