Form 10-Q
period 2013-01-31
CANTEL MEDICAL CORP
filed 2013-03-12
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013.

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

Number of shares of common stock outstanding as of February 28, 2013: 27,327,776.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31,	July 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$26,825	$30,186
Accounts receivable, net of allowance for doubtful accounts of $827 at January 31 and $1,041 at July 31	52,256	47,977
Inventories:
Raw materials	22,212	21,084
Work-in-process	6,553	6,476
Finished goods	19,890	19,195
Total inventories	48,655	46,755
Deferred income taxes	4,517	3,799
Prepaid expenses and other current assets	5,083	3,321
Income taxes receivable	706	1,854
Total current assets	138,042	133,892
Property and equipment, net	45,781	43,022
Intangible assets, net	76,755	71,311
Goodwill	208,305	183,655
Other assets	2,975	2,932
	$471,858	$434,812
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	12,733	12,345
Compensation payable	9,431	14,312
Accrued expenses	9,707	10,370
Deferred revenue	9,518	8,114
Total current liabilities	51,389	55,141

Long-term debt	97,000	80,000
Deferred income taxes	23,977	19,894
Acquisition payable	314	2,537
Other long-term liabilities	1,176	1,304

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; January 31 - 29,993,234 shares issued and 27,326,776 shares outstanding; July 31 - 29,997,898 shares issued and 27,100,729 shares outstanding	2,999	3,000
Additional paid-in capital	132,506	127,338
Retained earnings	186,073	167,539
Accumulated other comprehensive income	8,395	8,175
Treasury Stock, at cost; January 31 - 2,666,458 shares; July 31 - 2,897,169 shares	(31,971)	(30,116)
Total stockholders’ equity	298,002	275,936
	$471,858	$434,812

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Net sales	$106,363	$97,297	$206,044	$190,559

Cost of sales	61,212	56,476	117,166	111,788

Gross profit	45,151	40,821	88,878	78,771

Expenses:
Selling	13,723	13,270	27,136	26,193
General and administrative	12,382	12,092	24,430	24,194
Research and development	2,183	2,298	4,477	4,443
Total operating expenses	28,288	27,660	56,043	54,830

Income before interest, other expense and income taxes	16,863	13,161	32,835	23,941

Interest expense	791	1,000	1,437	2,031
Interest income	(16)	(24)	(29)	(54)
Other expense	—	605	—	605

Income before income taxes	16,088	11,580	31,427	21,359

Income taxes	5,636	4,286	11,399	7,845

Net income	$10,452	$7,294	$20,028	$13,514

Earnings per common share:
Basic	$0.38	$0.27	$0.74	$0.50

Diluted	$0.38	$0.27	$0.73	$0.50

Dividends per common share	$—	$—	$0.06	$0.05

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Net income	$10,452	$7,294	$20,028	$13,514

Other comprehensive income (loss):
Foreign currency translation, net of tax	64	(53)	155	(961)
Unrealized holding gain (loss) on interest rate swaps arising during the period, net of tax	2	—	(9)	—
Reclassification adjustments for losses on interest rate swaps included in net income during the period, net of tax	40	—	74	—
Total other comprehensive income, net of tax	106	(53)	220	(961)

Comprehensive income	$10,558	$7,241	$20,248	$12,553

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2013	2012

Cash flows from operating activities
Net income	$20,028	$13,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,574	3,394
Amortization	4,840	4,567
Stock-based compensation expense	1,887	2,313
Amortization of debt issuance costs	176	190
Loss on disposal of fixed assets	140	36
Impairment of convertible notes receivable	—	605
Deferred income taxes	(628)	(871)
Excess tax benefits from stock-based compensation	(1,868)	(662)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(2,265)	4,385
Inventories	(4)	(2,290)
Prepaid expenses and other current assets	(1,846)	(1,426)
Accounts payable and other current liabilities	(8,766)	(4,550)
Income taxes receivable	3,783	633
Net cash provided by operating activities	19,051	19,838

Cash flows from investing activities
Capital expenditures	(2,548)	(2,549)
Proceeds from disposal of fixed assets	4	—
Acquisition of Gambro Water	—	(1,033)
Acquisition of the Byrne Medical Business	—	(95,261)
Acquisition of SPS Business, net of cash acquired	(35,415)	—
Acquisition of Polyp Trap	(486)	—
Acquisition of Eagle Pure Water	(870)	—
Other, net	(94)	(14)
Net cash used in investing activities	(39,409)	(98,857)

Cash flows from financing activities
Borrowings under term loan facility, net of debt issuance costs	—	49,647
Borrowings under revolving credit facility, net of debt issuance costs	37,000	46,941
Repayments under term loan facility	(5,000)	(5,000)
Repayments under revolving credit facility	(15,000)	(9,000)
Proceeds from exercises of stock options	1,409	1,176
Dividends paid	(1,494)	(1,258)
Excess tax benefits from stock-based compensation	1,868	662
Purchases of treasury stock	(1,872)	(723)
Net cash provided by financing activities	16,911	82,445

Effect of exchange rate changes on cash and cash equivalents	86	(147)

(Decrease) increase in cash and cash equivalents	(3,361)	3,279
Cash and cash equivalents at beginning of period	30,186	18,410
Cash and cash equivalents at end of period	$26,825	$21,689

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

The Condensed Consolidated Balance Sheet at July 31, 2012 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at January 31, 2013 and July 31, 2012; Medivators Inc. (“Medivators”), Crosstex International, Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Medivators has two foreign subsidiaries, Medivators B.V. and Medivators Asia/Pacific Ltd., which serve as Medivators’ bases in Europe and Asia/Pacific, respectively, and Crosstex has a newly acquired subsidiary, SPS Medical Supply Corp., as more fully described below and in Note 3 to the Condensed Consolidated Financial Statements.

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

On December 31, 2012, Mar Cor acquired certain net assets of Eagle Pure Water Systems, Inc. (the “Eagle Pure Water Business” or the “Eagle Pure Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The Eagle Pure Water Acquisition had an insignificant effect on our results of operations for the three and six months ended January 31, 2013 due to the small size of this business and is not reflected in our results of operations for the three and six months ended January 31, 2012. The Eagle Pure Water Business is included in our Water Purification and Filtration segment.

On November 1, 2012, Crosstex acquired all the issued and outstanding stock of SPS Medical Supply Corp. (the “SPS Business” or “SPS Medical”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Its results of operations are included in the three months ended January 31, 2013 and the portion of the six months ended January 31, 2013 subsequent to its acquisition date, and are not reflected in the three and six months ended January 31, 2012. The SPS Business is included in our Healthcare Disposables segment.

On August 1, 2011, Medivators acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The results of operations for the acquired business (the “Byrne Medical Business” or the “Byrne Acquisition”) are included in our results of operations for all periods presented and are included in our Endoscopy segment.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

We performed a review of events subsequent to January 31, 2013. Based upon that review, no subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                                 Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Cost of sales	$37,000	$57,000	$92,000	$90,000
Operating expenses:
Selling	82,000	113,000	181,000	191,000
General and administrative	802,000	1,199,000	1,594,000	2,012,000
Research and development	8,000	13,000	20,000	20,000
Total operating expenses	892,000	1,325,000	1,795,000	2,223,000
Stock-based compensation before income taxes	929,000	1,382,000	1,887,000	2,313,000
Income tax benefits	(336,000)	(495,000)	(676,000)	(826,000)
Total stock-based compensation expense, net of tax	$593,000	$887,000	$1,211,000	$1,487,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.02	$0.03	$0.04	$0.06

Diluted	$0.02	$0.03	$0.04	$0.05

The above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense. All of our stock options and stock awards (which consist only of restricted shares) are expected to be deductible for tax purposes, except for certain options and restricted shares granted to employees residing outside of the United States.

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At January 31, 2013, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $6,318,000 with a remaining weighted average period of 22 months over which such expense is expected to be recognized. The majority of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. Such stock awards are deductible for tax purposes (exclusive of stock awards granted to international employees).

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2012	472,005	$13.73
Granted	130,692	25.53
Canceled	(4,664)	13.54
Vested	(177,268)	12.91
Nonvested stock awards at January 31, 2013	420,765	$17.74

For the six months ended January 31, 2013, 35,000 options were granted in October 2012.  There were no option grants during the three and six months ended January 31, 2012.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the six months ended January 31, 2013:

Weighted-Average
Black-Scholes Option	Six Months Ended
Valuation Assumptions	January 31, 2013

Dividend yield	0.37%
Expected volatility (1)	0.509
Risk-free interest rate (2)	0.67%
Expected lives (in years) (3)	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

These non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant and had a weighted average fair value of $10.91.

The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $3,224,000 and $3,488,000 for the three and six months ended January 31, 2013 and $1,400,000 and $1,847,000 for the three and six months ended January 31, 2012, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2012	548,823	$9.86
Granted	35,000	25.56
Canceled	(6,000)	12.61
Exercised	(185,485)	10.04
Outstanding at January 31, 2013	392,338	$11.13

Exercisable at July 31, 2012	364,110	$9.43

Exercisable at January 31, 2013	357,338	$9.72

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares. However, during the three and six months ended January 31, 2013, we reissued 188,652 and 316,177 shares, respectively, (and 107,269 shares during the fourth quarter of fiscal 2012) from treasury stock for the exercise of stock options and grant of stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the six months ended January 31, 2013 and 2012, such income tax deductions were $2,923,000 and $1,496,000, respectively, and increased additional paid-in capital by $1,868,000 and $662,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Note 3.                                 Acquisitions

Eagle Pure Water Systems, Inc.

On December 31, 2012, we purchased substantially all of the assets of Eagle Pure Water Systems, Inc., a private company with pre-acquisition annual revenues (unaudited) of approximately $500,000 based in the suburbs of Philadelphia, Pennsylvania that provides water treatment services for laboratory, industrial and medical customers. The total consideration for the transaction was $870,000.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets:	$8,000
Property, plant and equipment	70,000
Amortizable intangible assets - (3- year weighted average life):
Customer relationships (3- year life)	150,000
Brand names (3- year life)	18,000
Non-compete agreement (5- year life)	32,000
Current liabilities	(5,000)
Net assets acquired	$273,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $597,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, has been included in our Water Purification and Filtration reporting segment.

The principal reasons for the acquisition were the strengthening of our sales and service business by adding Eagle Pure Water’s strategic Philadelphia market presence to enable us to better serve our national customers and to further expand our business into the laboratory and research segments. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The acquisition of Eagle Pure Water is included in our results of operations for the three and six months ended January 31, 2013 subsequent to its acquisition date, and is not reflected in the three and six months ended January 31, 2012. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Polyp Trap

On November 13, 2012 we acquired the intellectual property, inventory, fixed assets and exclusive distribution rights of a polyp trap product line for approximately $486,000.  This product line is used principally in the performance of endoscopy procedures for the purpose of safely and efficiently collecting tissue biopsy material.  The polyp trap product line will be included in our Medivators procedural product portfolio, which is part of the Endoscopy segment.

This acquisition is included in our results of operations for the three and six months ended January 31, 2013 subsequent to its acquisition date, and is not reflected in the three and six months ended January 31, 2012. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

SPS Medical Supply Corp.

On November 1, 2012, our Crosstex subsidiary acquired all the issued and outstanding stock of SPS Medical Supply Corp., a private company based in Rochester, New York with pre-acquisition annual revenues (unaudited) of approximately $17,500,000 that manufactures and provides biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets. The SPS Business offers a wide-array of products and services that enable healthcare facilities to safely and accurately monitor and verify their sterilization practices and protocols. Total consideration for the transaction, excluding transaction costs of $157,000, was $32,500,000. In addition, we acquired the SPS manufacturing and warehouse facility in Rochester, NY for approximately $3,500,000 from an affiliate of SPS Medical. The SPS Business is included in our Healthcare Disposables segment.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$5,077,000
Property, plant and equipment	3,801,000
Amortizable intangible assets - (9- year weighted average life):
Customer relationships (10- year life)	8,120,000
Brand names (5- year life)	760,000
Technology (4-year life)	500,000
Non-compete agreements (6-year life)	180,000
Other assets	28,000
Current liabilities	(2,784,000)
Noncurrent deferred income tax liabilities, net	(3,659,000)
Net assets acquired	$12,023,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $23,977,000 was assigned to goodwill. Such goodwill, all of which is not deductible for income tax purposes, has been included in our Healthcare Disposables reporting segment.

The principal reasons for the acquisition were (i) to expand our sterility assurance monitoring product portfolio, (ii) to expand our market share of the dental mail-in biological monitoring industry when combined with our existing monitoring business, (iii) to expand into the acute-care hospital market and alternate care markets, (iv) to increase the likelihood of cross-selling our existing products, (v) to leverage Crosstex’ sales and marketing infrastructure and (vi) the expectation that the acquisition will be accretive to our earnings per share in fiscal 2013 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The acquisition of the SPS Business is included in our results of operations for the three and six months ended January 31, 2013 subsequent to its acquisition date, and is not reflected in the three and six months ended January 31, 2012. The SPS Business contributed $4,662,000 in net sales to the three and six months ended January 31, 2013 and had an insignificant impact to our earnings per share. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition relative to our overall results of operations.

Byrne Medical, Inc. Disposable Endoscopy Products Business

On August 1, 2011 our Medivators subsidiary acquired the business and substantially all of the assets of BMI, a privately owned, Texas-based company that designed, manufactured and sold an innovative array of disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.  Excluding acquisition-related costs of $1,099,000 (of which $626,000 and $473,000 was recorded in general administrative expenses in fiscal years 2012 and 2011, respectively), we paid an aggregate purchase price of $99,361,000

(which reflects a $639,000 decrease resulting from a net asset value adjustment that was recorded as a reduction of goodwill in December 2011). The purchase price was comprised of $89,361,000 in cash and $10,000,000 in shares of Cantel common stock that is subject to both a multi-year lock-up and three-year price floor (described below). After giving effect for the Company’s three-for-two stock split, the stock consideration consisted of 601,685 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($16.62). In addition, there is up to $10,000,000 in potential cash contingent consideration payable to BMI over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. A portion of the purchase price (including the stock consideration) was placed in escrow as security for indemnification obligations of BMI and its principal stockholder, Mr. Don Byrne. In addition, we purchased certain land and buildings utilized by the Byrne Medical Business from Byrne Investments LLC, an affiliate of Mr. Byrne, for $5,900,000.

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase to goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income.  Accordingly, on August 1, 2011 we increased acquisition payable and goodwill by $2,700,000 to record our initial estimated fair value of the contingent consideration that would be earned over the two years ending July 31, 2013. On a quarterly basis subsequent to August 1, 2011, we re-measured the fair value of the contingent consideration and recorded the changes in fair value by decreasing both acquisition payable and general and administrative expenses in the Condensed Consolidated Financial Statements resulting in contingent consideration payable of $1,500,000 at July 31, 2012, which was subsequently reduced to zero at January 31, 2013, as more fully described in Note 6 to the Condensed Consolidated Financial Statements.

Subject to certain conditions and limitations, under the price floor referred to above, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor is a free standing financial instrument that we are required to record as a liability at fair value on the date of acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on August 1, 2011 we increased acquisition payable and goodwill by $3,000,000 to record our initial estimated fair value of the three-year price floor. The fair value of this liability was determined using the Black-Scholes option valuation model. On a quarterly basis subsequent to August 1, 2011, we re-measured the fair value of the price floor and recorded changes in fair value by decreasing both acquisition payable and general and administrative expenses in the Condensed Consolidated Financial Statements resulting in a price floor liability of $314,000 and $1,037,000 at January 31, 2013 and July 31, 2012, respectively, as more fully described in Note 6 to the Condensed Consolidated Financial Statements.

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

Since we will be continually re-measuring both the contingent consideration liability and the three-year price floor liability at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we will potentially have significant earnings volatility in our results of operations until the completion of both the two year period relating to the contingent consideration and three year period relating to the price floor.

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
Amortizable intangible assets (13-year weighted average life):
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

Since the acquisition was completed on the first day of fiscal 2012, the results of operations of the Byrne Medical Business are included in our results of operations for all periods presented.  The operations of the Byrne Medical Business are fully included within our Endoscopy segment.

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

Note 4.                                                         Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Accordingly, we adopted ASU 2011-05 in our fiscal 2013 first quarter ended October 31, 2012 by including the Condensed Statements of Comprehensive Income as an addition to our Condensed Consolidated Financial Statements. The adoption of this disclosure guidance did not have any impact upon our financial position and results of operations.

Note 5.                                                         Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of January 31, 2013, all of our derivatives were designated as hedges.

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

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the Euro relative to the United States dollar, (iii) the British pound relative to the United States dollar and (iv) the Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, Euros, British pounds and Singapore dollars forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $3,353,000 at January 31, 2013, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on February 28, 2013. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three and six months ended January 31, 2013, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in a net currency conversion loss, net of tax, of $29,000 and $44,000, respectively, on the items hedged. For the three and six months ended January 31, 2012, our forward contracts offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in a net currency conversion gain, net of tax, of $9,000 and $4,000, respectively, on the items hedged. Gains and losses related to hedging contracts to buy Canadian dollars, Euros, British pounds and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not hold any derivative financial instruments for speculative or trading purposes.

The interest rate on our outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Condensed Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our Revolving Credit Facility, the interest rate swap is for the period that began August 8, 2012 and ends January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow is at a one month LIBOR rate of 0.496%. These interest rate swap agreements have been designated as cash flow hedge instruments and have been designed to be effective in offsetting changes in the cash flows related to the hedged borrowings. As more fully described in Note 6 of the Condensed Consolidated Financial Statements, we account for the interest rate swap agreements by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income. Amounts are reclassified from accumulated other comprehensive income to interest expense in the Condensed Consolidated Statements of Income in the period the hedged transaction affects earnings. At the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair value or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. This formal assessment includes a comparison of the terms of the interest rate swap agreements and hedged borrowings to ensure they coincide as well as an evaluation of the continued ability of the counterparty to the interest rate swap agreements and the Company to honor their obligations under such agreements. At January 31, 2013, our formal assessment concluded that the changes in the fair value of the derivative instruments have been and are expected to be highly effective in the future for the interest rate swap periods that began on August 8, 2012.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of January 31, 2013 and 2012, our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

Additionally, in order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described in Notes 5 and 9 to the Condensed Consolidated Financial Statements. Our interest rate swap agreements are classified within Level 2 and are valued using discounted cash flow analyses based on the terms of the contracts and the interest rate curves. Changes in fair value in these interest rate swap agreements during the three and six months ended January 31, 2013 were recorded in accumulated other comprehensive income at January 31, 2013 as shown in the Condensed Consolidated Statements of Comprehensive Income. Amounts are reclassified from accumulated other comprehensive income in the period the hedged transaction affects earnings. Accordingly, during the three and six months ended January 31, 2013, we reclassified $61,000 and $116,000, respectively, from accumulated other comprehensive income to interest expense in the Condensed Consolidated Statements of Income.

We also had a contingent consideration relating to the acquisition of the sterilization monitoring business of ConFirm Monitoring Systems, Inc. on February 11, 2011. The fair value of this liability was based on future sales projections of the ConFirm Monitoring Business under various potential scenarios for the one year period ended January 31, 2012 and weighting the probability of these outcomes.  At the date of the acquisition, these cash flow projections were discounted using a rate of 7%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This analysis resulted in an initial contingent consideration liability of $656,000, which was subsequently adjusted by recording the change in the fair value through our results of operations as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.  Based on actual sales results for the one year period ended January 31, 2012, the final contingent consideration liability was determined to be $855,000 at January 31, 2012 and was paid in March 2012.

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

The fair value of the contingent consideration liability was based on future gross profit projections of the Byrne Medical Business under various potential scenarios for the two year period ending July 31, 2013 and weighting the probability of these outcomes. As such, the determination of fair value of the contingent consideration is subjective in nature and highly dependent on future gross profit projections.  At the date of the acquisition, these cash flow projections were discounted using a rate of 14%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This contingent consideration liability was adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. The decrease to the contingent consideration liability was due to the actual gross profit results for the first year and a half of the two-year contingent consideration period, and the reassessment of the weighted probability of the future gross profit projections of the remaining portion of the two year period ending July 31, 2013 and was recorded as decreases to both acquisition payable and general and administrative expenses in the Condensed Consolidated Financial Statements. The final contingent consideration liability has the potential of being between zero and $10,000,000. However, the different likely scenarios of future gross profit and the weighted average of such scenarios resulted in a fair value of zero at January 31, 2013. Such fair value would have been higher if we had used different probability factors, future gross profit projections or discount factors. However, given the short period of time until the end of the two year period, it is highly unlikely that any portion of the contingent consideration liability will be earned. Nevertheless, volatility may occur over the next two quarters when the actual operating results are known and the final contingent consideration liability is determined.

The fair value of the three year price floor liability was determined using the Black-Scholes option valuation model, which is affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield. This liability is adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. The decrease to the fair value of the price floor (as determined by the Black-Scholes option valuation model) was recorded as decreases to both acquisition payable and general and administrative expenses in the Condensed Consolidated Financial Statements and was primarily due to the impact of our stock price being higher than at the time of the acquisition, the life of the price floor being less than three years and changes in the expected stock price volatility. Future changes in these factors, especially changes in our stock price, may result in significant future earnings volatility. For instance, if our stock price at January 31, 2013 was $1.00 lower, the fair value of the price floor would have been approximately $40,000 higher, which would have decreased our operating income by $40,000. Conversely, if our stock price at January 31, 2013 was $1.00 higher, the fair value of the price floor would have been approximately $35,000 lower, which would have increased our operating income by $35,000.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	January 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$4,942,000	$—	$—	$4,942,000
Total assets	$4,942,000	$—	$—	$4,942,000

Liabilities:
Acquisition payable:
Contingent consideration	$—	$—	$—	$—
Price floor	—	—	314,000	314,000
Total acquisition payable	—	—	314,000	314,000
Other liabilities:
Interest rate swap agreements	—	233,000	—	233,000
Total other liabilities (1)	—	233,000	—	233,000
Total liabilities	$—	$233,000	$314,000	$547,000

	July 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$3,916,000	$—	$—	$3,916,000
Total assets	$3,916,000	$—	$—	$3,916,000

Liabilities:
Acquisition payable:
Contingent consideration	$—	$—	$1,500,000	$1,500,000
Price floor	—	—	1,037,000	1,037,000
Total acquisition payable	—	—	2,537,000	2,537,000
Other liabilities:
Interest rate swap agreements	—	335,000	—	335,000
Total other liabilities (1)	—	335,000	—	335,000
Total liabilities	$—	$335,000	$2,537,000	$2,872,000

(1) At January 31, 2013 and July 31, 2012, the current portions of the interest swap agreements of $186,000 and $212,000, respectively, are recorded in accrued expenses and the long-term portions of the interest swap agreements of $47,000 and $123,000, respectively, are recorded in other long-term liabilities.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last six quarters is as follows:

	ConFirm	Byrne	Byrne
	Contingent	Contingent	Price
	Consideration	Consideration	Floor	Total
Balance, July 31, 2011	$775,000	$—	$—	$775,000
Total net unrealized (gains)/losses included in general and administrative expense in earnings	(86,000)	100,000	(582,000)	(568,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	2,700,000	3,000,000	5,700,000
Balance, October 31, 2011	689,000	2,800,000	2,418,000	5,907,000
Total net unrealized (gains)/losses included in general and administrative expense in earnings	166,000	100,000	(623,000)	(357,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, January 31, 2012	855,000	2,900,000	1,795,000	5,550,000
Total net unrealized gains included in general and administrative expense in earnings	—	—	(395,000)	(395,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	(855,000)	—	—	(855,000)
Balance, April 30, 2012	—	2,900,000	1,400,000	4,300,000
Total net unrealized gains included in general and administrative expense in earnings	—	(1,400,000)	(363,000)	(1,763,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, July 31, 2012	—	1,500,000	1,037,000	2,537,000
Total net unrealized gains included in general and administrative expense in earnings	—	—	(313,000)	(313,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, October 31, 2012	—	1,500,000	724,000	2,224,000
Total net unrealized gains included in general and administrative expense in earnings	—	(1,500,000)	(410,000)	(1,910,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, January 31, 2013	$—	$—	$314,000	$314,000

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property and equipment and convertible notes receivable, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. For our quantitative test, we use a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management performs a qualitative assessment, and if a quantitative assessment is necessary, we compare the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows is sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On July 31, 2012, management concluded that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the six months ended January 31, 2013 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of January 31, 2013 and July 31, 2012, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of January 31, 2013 and July 31, 2012, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

Note 7.                                                         Intangible Assets and Goodwill

Our intangible assets with definite lives consist of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years. Amortization expense related to definite lived intangible assets was $2,573,000 and $4,840,000 for the three and six months ended January 31, 2013, respectively, and $2,278,000 and $4,567,000 for the three and six months ended January 31, 2012, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	January 31, 2013
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$68,764,000	$(23,230,000)	$45,534,000
Technology	21,078,000	(8,525,000)	12,553,000
Brand names	12,758,000	(7,429,000)	5,329,000
Non-compete agreements	3,359,000	(568,000)	2,791,000
Patents and other registrations	1,620,000	(518,000)	1,102,000
	107,579,000	(40,270,000)	67,309,000
Trademarks and trade names	9,446,000	—	9,446,000
Total intangible assets	$117,025,000	$(40,270,000)	$76,755,000

	July 31, 2012
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$60,271,000	$(20,421,000)	$39,850,000
Technology	20,797,000	(7,590,000)	13,207,000
Brand names	11,945,000	(6,778,000)	5,167,000
Non-compete agreements	3,147,000	(404,000)	2,743,000
Patents and other registrations	1,372,000	(463,000)	909,000
	97,532,000	(35,656,000)	61,876,000
Trademarks and trade names	9,435,000	—	9,435,000
Total intangible assets	$106,967,000	$(35,656,000)	$71,311,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2013 and the next five years is as follows:

Six month period ending July 31, 2013	$5,546,000
Fiscal 2014	9,788,000
Fiscal 2015	9,268,000
Fiscal 2016	6,330,000
Fiscal 2017	5,813,000
Fiscal 2018	5,487,000

Goodwill changed during fiscal 2012 and the six months ended January 31, 2013 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	All Other	Goodwill

Balance, July 31, 2011	$9,648,000	$52,074,000	$55,864,000	$8,133,000	$9,051,000	$134,770,000
Acquisitions	49,582,000	—	—	—	—	49,582,000
Foreign currency translation	—	(309,000)	—	—	(388,000)	(697,000)
Balance, July 31, 2012	59,230,000	51,765,000	55,864,000	8,133,000	8,663,000	183,655,000
Acquisitions	—	597,000	23,977,000	—	—	24,574,000
Foreign currency translation	—	34,000	—	—	42,000	76,000
Balance, January 31, 2013	$59,230,000	$52,396,000	$79,841,000	$8,133,000	$8,705,000	$208,305,000

On July 31, 2012, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2012, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis and Specialty Packaging segments, which had average fair values that exceeded book values by approximately 19% and 24%, respectively. At January 31, 2013, goodwill relating to our Dialysis and Specialty Packaging reporting units were $8,133,000 and $7,181,000, respectively. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the projected future operating results and cash flows of this segment, including the impact of the shift from reusable to single-use dialyzers as more fully explained in our “Management Discussion and Analysis” and in “Risk Factors” in our 2012 Form 10-K. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 14% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which forecasts are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On January 31, 2013, management concluded that no events or changes in circumstances have occurred during the three and six months ended January 31, 2013 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 8.                                                         Warranties

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Beginning balance	$1,438,000	$2,167,000	$1,667,000	$2,083,000
Provisions	336,000	827,000	703,000	1,780,000
Settlements	(542,000)	(913,000)	(1,138,000)	(1,780,000)
Foreign currency translation	—	—	—	(2,000)
Ending balance	$1,232,000	$2,081,000	$1,232,000	$2,081,000

The warranty provisions and settlements for the three and six months ended January 31, 2013 and 2012 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.                                                         Financing Arrangements

In conjunction with the Byrne Acquisition and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver

Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to $916,000 at January 31, 2013.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”). At January 31, 2013, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.20% to 0.87%. The margins applicable to our outstanding borrowings were 0.75% above the lender’s base rate or 1.75% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at January 31, 2013. The New U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.30% at January 31, 2013.

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

The New U.S. Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries (including Medivators, Mar Cor, Crosstex, SPS Medical and Strong Dental Products, Inc.) and (ii) a pledge by Cantel of all of the outstanding shares of Medivators, Mar Cor, Crosstex, SPS Medical and Strong Dental owned by Cantel and 65% of the outstanding shares of Cantel’s foreign-based subsidiaries. We are in compliance with all financial and other covenants under the New U.S. Credit Agreement.

On January 31, 2013, we had $107,000,000 of outstanding borrowings under the New U.S. Credit Agreement, which consisted of $35,000,000 and $72,000,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $28,000,000 was available to be borrowed under our Revolving Credit Facility.  Subsequent to January 31, 2013, we repaid $7,500,000 under our Revolving Credit Facility resulting in total outstanding borrowings of $99,500,000 at March 8, 2013.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$10,452,000	$7,294,000	$20,028,000	$13,514,000
Less income allocated to participating securities	(160,000)	(158,000)	(317,000)	(270,000)
Net income available to common stockholders	$10,292,000	$7,136,000	$19,711,000	$13,244,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	26,831,364	26,328,065	26,748,163	26,255,035

Dilutive effect of stock options using the treasury stock method and the average market price for the period	209,336	316,968	225,554	299,160

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	27,040,700	26,645,033	26,973,717	26,554,195

Earnings per share attributable to common stock:
Basic earnings per share	$0.38	$0.27	$0.74	$0.50

Diluted earnings per share	$0.38	$0.27	$0.73	$0.50

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	35,000	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	27,040,700	26,645,033	26,973,717	26,554,195

Participating securities	420,909	598,331	437,085	529,959

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	27,461,609	27,243,364	27,410,802	27,084,154

Note 11.                                                  Income Taxes

The consolidated effective tax rate was 36.3% and 36.7% for the six months ended January 31, 2013 and 2012, respectively. The decrease in the consolidated effective tax rate was principally due to Federal tax legislation enacted in January 2013 and the prior year unfavorable impact of recording a loss relating to the impairment of an investment, partially offset by a lower level of deductions in the current year as a percentage of pre-tax income, as described below.

For both the six months ended January 31, 2013 and 2012, approximately 97% of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.8% and 37.3%, respectively. The lower overall effective tax rate for the six months ended January 31, 2013 was principally caused by (i) Federal tax legislation that had expired in December 2011, but was re-enacted in January 2013 that enabled us to claim the research and experimentation tax credit for calendar 2012 and (ii) not recording a tax benefit in the prior year on a loss relating to the impairment of an investment as a result of the uncertainty of utilizing a capital loss tax benefit in the future. Partially offsetting these factors was a lower overall level of tax credits and deductions as a percentage of pre-tax income as the underlying basis for the various credits and deductions did not increase as much as the increase in pre-tax income.

For both the six months ended January 31, 2013 and 2012, approximately 3% of our income before income taxes was generated from our operations in Canada, Singapore and the Netherlands. Collectively, these operations had an overall effective tax rate of 19.8% and 21.9% for the six months ended January 31, 2013 and 2012, respectively. All three of these locations have lower statutory income tax rates compared to the United States.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2011	$191,000
Lapse of statute of limitations	(67,000)
Unrecognized tax benefits on July 31, 2012	124,000
Activity during the six months ended January 31, 2013	—
Unrecognized tax benefits on January 31, 2013	$124,000

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

Note 12.                                                  Commitments and Contingencies

Long-term contractual obligations

As of January 31, 2013, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$5,000	$10,000	$10,000	$10,000	$72,000	$—	$107,000
Expected interest payments under the credit facilities (1)	1,240	2,299	2,058	1,817	5	—	7,419
Minimum commitments under noncancelable operating leases	1,804	3,915	2,508	1,616	1,062	4,534	15,439
Acquisition payable	—	—	314	—	—	—	314
Compensation agreements	1,915	3,163	1,173	350	75	—	6,676
Deferred compensation and other	28	56	56	43	42	63	288
Total contractual obligations	$9,987	$19,433	$16,109	$13,826	$73,184	$4,597	$137,136

(1) The expected interest payments under both the term and revolving credit facilities reflect interest rates of 2.41% and 2.34%, which was our weighted average interest rate on outstanding borrowings at January 31, 2013 and reflects the impact of our interest rate swap agreements.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Acquisition payable

In connection with the Byrne Acquisition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at January 31, 2013, we have estimated $314,000 as the fair value of this payable, as more fully described in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

Compensation agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, which defined certain compensation arrangements relating to various employment termination scenarios. In conjunction with the acquisitions of the Byrne Medical Business on August 1, 2011, the SPS Business on November 1, 2012 and the Eagle Pure Water Business on December 31, 2012, we entered into three-year employment agreements with certain executive officers of the acquired businesses.

Deferred compensation and other

Deferred compensation and other includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities. Additionally, deferred compensation and other includes an insurance related claim and minimum commitments under noncancelable capital leases.

Note 13.                                                  Operating Segments

We are a leading provider of infection prevention and control products and services in the healthcare market. Our products include water purification equipment, sterilants, disinfectants and cleaners, specialized medical device reprocessing systems for endoscopy and renal dialysis, disposable infection control products primarily for dental and GI endoscopy markets, dialysate concentrates and other dialysis supplies, hollow fiber membrane filtration and separation products for medical and non-medical applications, and specialty packaging for the transport and temperature regulation of infectious and biological specimens.

In accordance with FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”), we have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and operating income.

None of our customers accounted for 10% or more of our consolidated net sales during the six months ended January 31, 2013 and 2012, except for DaVita Inc. (“DaVita”) in the current six month period, which accounted for approximately 10.3%, or approximately $21,290,000, of our consolidated net sales and approximately 25.7% and 36.6% of our net sales in our Water Purification and Filtration and Dialysis segments, respectively.

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

DaVita and another large dialysis provider accounted for approximately 25.7% and 27.6%, respectively, of our Water Purification and Filtration segment net sales for the six months ended January 31, 2013. Combined, these two customers accounted for approximately 18.2% of our consolidated net sales for the six months ended January 31, 2013.

Healthcare Disposables, which includes single-use infection prevention and control products used principally in the dental market such as face masks, sterilization pouches, patient towels and bibs, self-sealing sterilization pouches, tray covers, surface barriers including eyewear, aprons and gowns, disinfectants, germicidal wipes, hand care products, gloves, sponges, cotton products, cups, needles and syringes, scalpels and blades, and saliva evacuators and ejectors. This segment also offers a broad suite of biological and chemical indicators for purposes of sterility assurance monitoring.

Four customers collectively accounted for approximately 57.5% of our Healthcare Disposables segment net sales and approximately 12.4% of our consolidated net sales during the six months ended January 31, 2013.

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

Information as to operating segments is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Net sales:
Endoscopy	$39,422,000	$40,379,000	$76,101,000	$76,431,000
Water Purification and Filtration	29,543,000	25,585,000	58,626,000	50,550,000
Healthcare Disposables	24,339,000	17,926,000	44,294,000	37,332,000
Dialysis	8,760,000	9,111,000	16,947,000	18,278,000
All Other	4,299,000	4,296,000	10,076,000	7,968,000
Total	$106,363,000	$97,297,000	$206,044,000	$190,559,000

Operating income:
Endoscopy	$9,469,000	$8,457,000	$17,145,000	$14,234,000
Water Purification and Filtration	3,489,000	2,879,000	7,397,000	5,562,000
Healthcare Disposables	4,709,000	2,613,000	8,800,000	5,609,000
Dialysis	2,312,000	2,158,000	4,488,000	4,361,000
All Other	355,000	(194,000)	1,287,000	(505,000)
	20,334,000	15,913,000	39,117,000	29,261,000
General corporate expenses	(3,471,000)	(2,752,000)	(6,282,000)	(5,320,000)
Interest expense, net	(775,000)	(976,000)	(1,408,000)	(1,977,000)
Other expense	—	(605,000)	—	(605,000)

Income before income taxes	$16,088,000	$11,580,000	$31,427,000	$21,359,000

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

Results of Operations provides a discussion of the consolidated results of operations for the three and six months ended January 31, 2013 compared with the three and six months ended January 31, 2012.

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

•                  Healthcare Disposables: Single-use, infection prevention and control products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups, and disinfectants. This segment also offers a broad suite of biological and chemical indicators for purposes of sterility assurance monitoring.

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

Significant Activity

(i)           For the three and six months ended January 31, 2013 compared with the three and six months ended January 31, 2012, net sales increased by 9.3% and 8.1%, respectively, and net income increased 43.3% and 48.2%, respectively, to record levels for a three and six month period. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    higher sales and profitability in our Healthcare Disposables segment primarily due to increased demand for our face masks, sterility assurance products and towels,  the November 1, 2012 acquisition of SPS Medical Supply Corp., improved gross profit percentage and operating efficiencies,

•                                    improved profitability in our Endoscopy segment due principally to (i) a shift of product mix to higher margin products including increases in sales volume of endoscope reprocessing disinfectant and consumable products as a result of the increased field population of equipment, as well as disposable infection control products used in gastrointestinal (GI) endoscopy procedures as a result of new product introductions, (ii) a favorable change of $1,387,000 and $1,218,000 for the three and six months ended January 31, 2013, compared to the three and six months ended January 31, 2012, respectively, in general and administrative expenses in our Endoscopy segment relating to fair value adjustments of contingent consideration and a price floor financial instrument as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements,  (iii) the inclusion in the six months ended January 31, 2012 of a $893,000 one-time acquisition accounting charge relating to the acquired inventory in the Byrne Acquisition and (iv) lower commission expense,

•                                    improved sales and profitability in our Water Purification and Filtration segment primarily relating to increased sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to new product introductions such as our heat sanitizable water purification systems, which are sold at higher average selling prices and gross margins than the systems with the traditional non-heated sanitization technology,

•                                    improved sales and profitability in our Therapeutic Filtration segment primarily during the first half of the six months ended January 31, 2013 due to the market shortage of certain filters as a result of damage done from an earthquake to the manufacturing facilities of a large competitor,

•                                    the implementation of various cost control initiatives such as the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner,

•                                    lower interest expense notwithstanding additional borrowings for the acquisition of the SPS Business, and

•                                    the recording of a tax credit as a result of Federal tax legislation enacted in January 2013.

The above factors were partially offset by:

•                                    decreases in sales volume of our endoscope reprocessing equipment as these capital equipment sales were elevated in prior periods partially as a result of our participation in a major initiative by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing equipment as well as regulatory issues experienced by a major competitor,

•                                    incurring $778,000 in costs for personnel changes relating to severance and recruiting a Chief Operating Officer during the three months ended January 31, 2013,

•                                    the recording of $322,000 in medical device excise tax in cost of sales relating to January 2013 sales (and will be approximately $4,000,000 on an annual basis based upon our current sales volume) as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which became effective January 2013 and

•                                    decreases in net sales in our Dialysis operating segment, although we have been able to maintain the segment’s profitability for the three and six months ended January 31, 2013 compared with the three and six months ended January 31, 2012.

(ii)         We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted by the decrease in demand for our RENATRON® reprocessing equipment and sterilants, as more fully described elsewhere in this MD&A. This reduction in dialysis sales has reduced overall profitability in this segment from historic levels. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. A further decrease in the market for reprocessing products is likely to result in continued loss of net sales and a lower level of profitability in this segment in the future. See “Risk Factors” in the 2012

Form 10-K.

(iii)          In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The legislation imposes a significant new tax on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, our gross profit percentage is being adversely affected beginning in January 2013, as more fully described elsewhere in this MD&A.

(iv)          On December 31, 2012, our Mar Cor subsidiary acquired certain net assets of Eagle Pure Water Systems, Inc. (the “Eagle Pure Water Business” or the “Eagle Pure Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(v)           On November 1, 2012, our Crosstex subsidiary acquired all the issued and outstanding stock of SPS Medical Supply Corp. (the “SPS Business” or “SPS Medical”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(vi)          On October 31, 2012, our Board of Directors approved an 18% increase in the semiannual cash dividend to $0.055 per share of outstanding common stock, which was paid on December 14, 2012 to shareholders of record at the close of business on November 14, 2012, as more fully described elsewhere in this MD&A.

(vii)         In order to more fully capitalize on the strength of the Medivators brand name currently used in our endoscopy business, we decided to change the name of Minntech Corporation to Medivators Inc. (“Medivators”). The name change was effective on August 1, 2012.

(viii)        The Company issued 9,955,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012, as more fully described elsewhere in this MD&A.

(ix)          On August 1, 2011, the start of our prior fiscal year, our Medivators subsidiary acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Certain components of the acquisition’s purchase price were recorded at fair value and are continually re-measured at each balance sheet date, which has the potential for creating earnings volatility as further described elsewhere in this MD&A and in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

(x)           In conjunction with the acquisition of the business and substantially all of the assets of BMI and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011, as more fully described elsewhere in this MD&A and in Notes 3 and 9 to the Condensed Consolidated Financial Statements. Additionally, in order to protect our interest rate exposure in future years, we entered into interest rate swap agreements in fiscal 2012, as more fully described elsewhere in this MD&A and in Notes 5 and 9 to the Condensed Consolidated Financial Statements.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries. Since the acquisitions of the SPS Business and the Eagle Pure Water Business were consummated on November 1, 2012 and December 31, 2012, respectively, their results of operations are included in the three and six months ended January 31, 2013 subsequent to their acquisition dates and are not included in our results of operations for the three and six months ended January 31, 2012.

The following discussion should also be read in conjunction with our 2012 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2013		2012		2013		2012
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Endoscopy	$39,422	37.1	$40,379	41.5	$76,101	36.9	$76,431	40.1
Water Purification and Filtration	29,543	27.8	25,585	26.3	58,626	28.5	50,550	26.5
Healthcare Disposables	24,339	22.9	17,926	18.4	44,294	21.5	37,332	19.6
Dialysis	8,760	8.2	9,111	9.4	16,947	8.2	18,278	9.6
All Other	4,299	4.0	4,296	4.4	10,076	4.9	7,968	4.2
	$106,363	100.0	$97,297	100.0	$206,044	100.0	$190,559	100.0

Net Sales

Net sales increased by $9,066,000, or 9.3%, to $106,363,000 for the three months ended January 31, 2013 from $97,297,000 for the three months ended January 31, 2012.

Net sales increased by $15,485,000, or 8.1%, to $206,044,000 for the six months ended January 31, 2013 from $190,559,000 for the six months ended January 31, 2012.

The increase in net sales for the three and six months ended January 31, 2013 was principally attributable to increases in sales of healthcare disposables products and water purification and filtration products, and with respect to the six months ended January 31, 2013, therapeutic filtration products (recorded in the All Other reporting segment).

Net sales of healthcare disposables products increased by $6,413,000, or 35.8%, and $6,962,000, or 18.6%, for the three and six months ended January 31, 2013, respectively, compared with the three and six months ended January 31, 2012. Such increases are principally due to the inclusion of $4,662,000 in net sales from the acquired SPS Business on November 1, 2012 and increases in customer demand in the United States for our face masks, sterility assurance products and towels, partially offset by the loss of some private label business as a result of a customer’s decision to purchase certain healthcare disposable products from low cost providers including competitors whose products are manufactured in China and Southeast Asia due to lower overall costs. Changes in selling prices did not have a significant effect on net sales for the three and six months ended January 31, 2013 compared with the three and six months ended

January 31, 2012.

Net sales of water purification and filtration products and services increased by $3,958,000, or 15.5%, and $8,076,000, or 16.0%, for the three and six months ended January 31, 2013, respectively, compared with the three and six months ended January 31, 2012, primarily due to (i) an increase in demand for our water purification capital equipment, consumables and service in the dialysis industry mainly attributable to new product introductions such as our heat sanitizable water purification systems which are also sold at higher average selling prices than systems with the traditional non-heated sanitization technology and (ii) price increases on certain water purification products and services, which favorably impacted net sales for the three and six months ended January 31, 2013 by approximately $270,000 and $1,160,000, respectively.

Net sales in the All Other reporting segment were comparable for the three months ended January 31, 2013 compared with the three months ended January 31, 2012, and increased by $2,108,000, or 26.5%, for the six months ended January 31, 2013 compared with the six months ended January 31, 2012. The increase for the six months ended January 31, 2013 was primarily the result of an increase of $1,712,000 in net sales in our Therapeutic Filtration operating segment due to elevated demand, both in the United States and internationally, for our hemoconcentrator products (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) and our hemofilter products (a device used to perform hemofiltration in a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis) as a result of a market shortage of these filters due to damage done from an earthquake to the manufacturing facilities of a large competitor. During the three months ended January 31, 2013, this elevated level of filter sales returned to a similar level that existed in prior periods as our competitor regained its full manufacturing capabilities. Increases in selling prices of our therapeutic filtration, specialty packaging and chemistries products did not have a significant effect on net sales in the All Other segment for the three and six months ended January 31, 2013 compared with the three and six months ended January 31, 2012.

Net sales of endoscopy products and services decreased by $957,000, or 2.4%, for the three months ended January 31, 2013, compared with the three months ended January 31, 2012, and were comparable for the six months ended January 31, 2013 and 2012. The decrease for the three months ended January 31, 2013 was primarily due to a decrease in demand for our endoscope reprocessing equipment as demand had been elevated in the prior year period, as well as overall lower selling prices of approximately $345,000, partially offset by increases in demand in the United States for (i) our disinfectants, service and consumables due to the increase in the installed base of endoscope reprocessing equipment and (ii) our new product introductions of valves and hybrid tubing procedural products (disposable infection control products used in gastrointestinal (GI) endoscopy procedures). Demand for our endoscope reprocessing equipment had been elevated during the second half of fiscal 2011 and the first half of fiscal 2012 due to our previous investments in new product offerings and sales and marketing programs, as well as regulatory issues experienced by a major competitor, all of which enabled us to increase our sales of endoscope reprocessing equipment including successfully participating in a major initiative beginning in the second half of fiscal 2011 by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing equipment. Beginning in our second quarter of fiscal 2012, this elevated level of capital equipment sales gradually decreased to a similar level that existed prior to the second half of fiscal 2011. However, we expect disinfectants, service, consumables and equipment accessories, which are sold at higher margins, to continue to benefit as we further continue to increase the installed base of endoscope reprocessing equipment.

Net sales of dialysis products and services decreased by $351,000, or 3.9%, and $1,331,000, or 7.3%, for the three and six months ended January 31, 2013, respectively, compared with the three and six months ended January 31, 2012, due to decreases in demand in the United States (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our RENATRON® dialyzer reprocessing equipment and sterilants and international demand for our dialysate concentrate product (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment). Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A further decrease in the market for reprocessing products is likely to result in continued loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales. Changes in selling prices of our dialysis products did not have a significant effect on net sales for the three and six months ended January 31, 2013 compared with the three and six months ended January 31, 2012.

Gross profit

Gross profit increased by $4,330,000, or 10.6%, to $45,151,000 for the three months ended January 31, 2013 from $40,821,000 for the three months ended January 31, 2012. Gross profit as a percentage of net sales for the three months ended January 31, 2013 and 2012 was 42.4% and 42.0%, respectively.

Gross profit increased by $10,107,000, or 12.8%, to $88,878,000 for the six months ended January 31, 2013 from $78,771,000 for the six months ended January 31, 2012. Gross profit as a percentage of net sales for the six months ended January 31, 2013 and 2012 was 43.1% and 41.3%, respectively.

Gross profit as a percentage of net sales for the three and six months ended January 31, 2013 increased compared with the three and six months ended January 31, 2012 primarily due to (i) more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages than each segment’s prior year period’s overall gross profit percentages  such as our face masks and sterility assurance products (including sales of products relating to the newly acquired SPS Business) in our Healthcare Disposables segment, new heat sanitizable water purification systems in our Water Purification and Filtration segment, disinfectants in our Endoscopy segment and filters in our Therapeutic Filtration segment and decreases in sales volume of lower margin products such as endoscope reprocessing equipment in our Endoscopy segment, (ii) the inclusion in the prior six month period ended January 31, 2012 of a $893,000 one-time acquisition accounting charge relating to the acquired inventory in the Byrne Acquisition, (iii) increases in selling prices on certain products primarily in our Water Purification and Filtration segment and (iv) a decrease in warranty expense per unit relating to our endoscope reprocessing equipment.  These factors were partially offset by $417,000 in severance related charges as part of our cost reduction initiatives, lower selling prices of our Endoscopy procedural products as a result of increased competition and new sales to Group Purchasing Organization (GPOs) which typically receive discounted selling prices as a result of their purchasing volume, $322,000 in medical device excise taxes for the month of January 2013 and a $177,000 one-time acquisition accounting charge relating to the acquired inventory in the November 1, 2012 acquisition of the SPS Business.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The legislation imposes a significant new tax on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, we began recording the excise tax in cost of sales in January 2013 thereby adversely affecting our gross profit percentage. Based upon current sales volume, this new tax will be approximately $4,000,000 on an annual basis. Although we are implementing further cost reductions and revenue enhancement initiatives to partially offset this new excise tax, we cannot provide any assurances that we will be successful in significantly reducing the impact of this tax on our business. Additionally, other elements of this legislation could meaningfully change the way health care is developed and delivered and may materially impact numerous aspects of our business in the future. See “Risk Factors” in our 2012 Form 10-K.

Furthermore, we cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by uncertainties associated with our product mix, (ii) by further price competition in certain of our segments such as Healthcare Disposables (due to a more competitive environment as well as competition from products manufactured in China and Southeast Asia, as explained below), Endoscopy (primarily when selling to Group Purchasing Organization (GPOs) and other price competitive sales) and Dialysis (relating to the market shift from reusable to single-use dialyzers as explained above) or (iii) if raw materials and distribution costs increase and we are unable to implement price increases. Some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs despite expensive shipping costs. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior, we may experience significant pricing pressure that would adversely affect our gross profit in the future in our Healthcare Disposables segment as a result of low cost competition from products produced in China and Southeast Asia.

Operating Expenses

Selling expenses increased by $453,000, or 3.4%, to $13,723,000 for the three months ended January 31, 2013 from $13,270,000 for the three months ended January 31, 2012. For the six months ended January 31, 2013, selling expenses increased by $943,000, or 3.6%, to $27,136,000 from $26,193,000 for the six months ended January 31, 2012. For the three and six months ended January 31, 2013, these increases were primarily due to the inclusion of selling expenses relating to the November 1, 2012 acquisition of the SPS Business and increased investments to further develop and support our sales team such as hiring additional sales personnel primarily in our Water Purification and Filtration and Endoscopy segments, funding increased travel budgets and providing annual raises, partially offset by approximately $290,000 and $780,000, respectively, in lower commissions due to a change in the structure of our Endoscopy sales commission plan as well as less sales of higher commission products.

Selling expenses as a percentage of net sales were 12.9% and 13.6% for the three months ended January 31, 2013 and 2012, respectively, and 13.2% and 13.7% for the six months ended January 31, 2013 and 2012, respectively.

General and administrative expenses increased by $290,000, or 2.4%, to $12,382,000 for the three months ended January 31, 2013, from $12,092,000 for the three months ended January 31, 2012, primarily due to the inclusion of general and administrative expenses of the acquired SPS Business on November 1, 2012, approximately $470,000 in higher compensation expense primarily relating to annual salary raises, higher incentive compensation, employee benefit costs and recruiting costs associated with the hiring of our new Chief Operating Officer and $232,000 in higher bad debt expense. These increases were partially offset by a favorable change of $1,553,000 relating to fair value adjustments of contingent consideration and a price floor financial instrument as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements and the prior year recording of $309,000 in additional stock-based compensation related to an employment termination which required us to accelerate the vesting of certain stock options and restricted shares.

General and administrative expenses increased by $236,000, or 1.0%, to $24,430,000 for the six months ended January 31, 2013, from $24,194,000 for the six months ended January 31, 2012, primarily due to the inclusion of general and administrative expenses of the acquired SPS Business on November 1, 2012, approximately $905,000 in higher compensation expense primarily relating to annual salary raises, higher incentive compensation, employee benefit costs and recruiting costs associated with the hiring of our new Chief Operating Officer and $321,000 in higher bad debt expense. These increases were partially offset by a favorable change of $1,298,000 relating to fair value adjustments of contingent consideration and a price floor financial instrument as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, the prior year inclusion of $626,000 in acquisition related expenses relating to the Byrne Acquisition and the prior year recording of $309,000 in additional stock-based compensation related to an employment termination which required us to accelerate the vesting of certain stock options and restricted shares.

General and administrative expenses as a percentage of net sales were 11.6% and 12.4% for the three months ended January 31, 2013 and 2012, respectively, and 11.9% and 12.7% for the six months ended January 31, 2013 and 2012, respectively.

Research and development expenses (which include continuing engineering costs) decreased by $115,000 to $2,183,000 for the three months ended January 31, 2013 from $2,298,000 for the three months ended January 31, 2012. For the six months ended January 31, 2013, research and development expenses increased by $34,000 to $4,477,000, from $4,443,000 for the six months ended January 31, 2012.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2013		2012		2013		2012
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	Operating	% of	Operating	% of	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales	Income	Net sales	Income	Net sales
Endoscopy	$9,469	24.0%	$8,457	20.9%	$17,145	22.5%	$14,234	18.6%
Water Purification and Filtration	3,489	11.8%	2,879	11.3%	7,397	12.6%	5,562	11.0%
Healthcare Disposables	4,709	19.3%	2,613	14.6%	8,800	19.9%	5,609	15.0%
Dialysis	2,312	26.4%	2,158	23.7%	4,488	26.5%	4,361	23.9%
All Other	355	8.3%	(194)	-4.5%	1,287	12.8%	(505)	-6.3%
Operating income	20,334	19.1%	15,913	16.4%	39,117	19.0%	29,261	15.4%
General corporate expenses	(3,471)		(2,752)		(6,282)		(5,320)
Income before interest, other expense and income taxes	$16,863	15.9%	$13,161	13.5%	$32,835	15.9%	$23,941	12.6%

The Endoscopy segment’s operating income increased by $1,012,000, or 12.0%, and $2,911,000, or 20.5%, for the three and six months ended January 31, 2013, respectively, compared with the three and six months ended January 31, 2012, primarily due to (i) a favorable change of $1,387,000 and $1,218,000, respectively, in general and administrative expenses relating to fair value adjustments of contingent consideration and a price floor financial instrument as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, (ii) the inclusion in the six months ended January 31, 2012 of a $893,000 one-time acquisition accounting charge relating to the acquired inventory in the Byrne Acquisition, (iii) increases in demand in the United States for our disinfectants, service, consumables and disposable procedural GI products, which are all higher margin products, (iv) lower commission expense and (v) lower warranty expense per unit relating to our endoscopy reprocessing equipment, partially offset by (i) a decrease in demand for our endoscope reprocessing equipment, (ii) lower selling prices of disposable procedural products, (iii) additional investments in our sales team, (iv) the recording of severance costs in January 2013 and (v) the recording of new medical device excise taxes in January 2013, as explained above.

The Water Purification and Filtration segment’s operating income increased by $610,000, or 21.2%, and $1,835,000, or 33.0%, for the three and six months ended January 31, 2013, respectively, compared with the three and six months ended January 31, 2012, primarily due to an increase in demand for our water purification capital equipment, consumables and service in the dialysis industry mainly attributable to new product introductions such as our heat sanitizable water purification systems, which are sold at higher selling prices and gross margins compared with our products with the traditional non-heated sanitization technology, as well as price increases on certain products, partially offset by an increase in selling expenses due to the expansion of our sales team, as explained above.

The Healthcare Disposables segment’s operating income increased by $2,096,000, or 80.2%, and $3,191,000, or 56.9%, for the three and six months ended January 31, 2013, respectively, compared with the three and six months ended January 31, 2012, primarily due to an increase in demand for certain products, the acquisition of the SPS Business on November 1, 2012, improved gross profit percentage and operating efficiencies, as explained above.

The Dialysis segment’s operating income was comparable for the three and six months ended January 31, 2013, compared with the three and six months ended January 31, 2012, primarily due to a decrease in net sales of sterilants and RENATRON® dialyzer reprocessing equipment, which are the higher margin products in this segment, offset by a decrease in sales and marketing expense and general and administrative expense as a result of various cost control initiatives such as the allocation of certain internal resources to other segments as well as the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner.

Operating income in our All Other reporting segment increased by $549,000 and $1,792,000 for the three and six months ended January 31, 2013, respectively, compared with the three and six months ended January 31, 2012, due to increases in operating income of our Therapeutic Filtration operating segment of $524,000 and $1,523,000, respectively, as a result of elevated demand for our filters, as explained above, as well as the implementation of various cost control initiatives such as changes in the management structure and the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner.

General corporate expenses relate to certain unallocated corporate costs primarily related to executive management personnel and being a publicly traded company. The increase in such costs for the three and six months ended January 31, 2013, compared with January 31, 2012, is primarily due to the addition of internal and external resources including the hiring of a Chief Operating Officer in November 2012.

Interest

Interest expense decreased by $209,000 to $791,000 for the three months ended January 31, 2013, from $1,000,000 for the three months ended January 31, 2012. For the six months ended January 31, 2013, interest expense decreased by $594,000 to $1,437,000 from $2,031,000 the six months ended January 31, 2012, primarily due to a decrease in average outstanding borrowings.

Interest income decreased by $8,000 to $16,000 for the three months ended January 31, 2013, from $24,000 for the three months ended January 31, 2012. For the six months ended January 31, 2013, interest income decreased by $25,000 to $29,000, from $54,000 for the six months ended January 31, 2012.

Other expense

For the three and six months ended January 31, 2012, a $605,000 loss was recorded in other expense relating to the impairment of our investment in a company that was developing a patented and proprietary antimicrobial agent.

Income taxes

The consolidated effective tax rate was 36.3% and 36.7% for the six months ended January 31, 2013 and 2012, respectively. The decrease in the consolidated effective tax rate was principally due to Federal tax legislation enacted in January 2013 and the prior year unfavorable impact of recording a loss relating to the impairment of an investment, partially offset by a lower level of deductions in the current year as a percentage of pre-tax income, as described below.

For both the six months ended January 31, 2013 and 2012, approximately 97% of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.8% and 37.3%, respectively. The lower overall effective tax rate for the six months ended January 31, 2013 was principally caused by (i) Federal tax legislation that had expired in December 2011, but was re-enacted in January 2013 that enabled us to claim the research and experimentation tax credit for calendar 2012 and (ii) not recording a tax benefit in the prior year on a loss relating to the impairment of an investment as a result of the uncertainty of utilizing a capital loss tax benefit in the future. Partially offsetting these factors was a lower overall level of tax credits and deductions as a percentage of pre-tax income as the underlying basis for the various credits and deductions did not increase as much as the increase in pre-tax income.

For both the six months ended January 31, 2013 and 2012, approximately 3% of our income before income taxes was generated from our operations in Canada, Singapore and the Netherlands. Collectively, these operations had an overall effective tax rate of 19.8% and 21.9% for the six months ended January 31, 2013 and 2012, respectively. All three of these locations have lower statutory income tax rates compared to the United States.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2011	$191,000
Lapse of statute of limitations	(67,000)
Unrecognized tax benefits on July 31, 2012	124,000
Activity during the six months ended January 31, 2013	—
Unrecognized tax benefits on January 31, 2013	$124,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Cost of sales	$37,000	$57,000	$92,000	$90,000
Operating expenses:
Selling	82,000	113,000	181,000	191,000
General and administrative	802,000	1,199,000	1,594,000	2,012,000
Research and development	8,000	13,000	20,000	20,000
Total operating expenses	892,000	1,325,000	1,795,000	2,223,000
Stock-based compensation before income taxes	929,000	1,382,000	1,887,000	2,313,000
Income tax benefits	(336,000)	(495,000)	(676,000)	(826,000)
Total stock-based compensation expense, net of tax	$593,000	$887,000	$1,211,000	$1,487,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.02	$0.03	$0.04	$0.06

Diluted	$0.02	$0.03	$0.04	$0.05

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

All of our stock options and stock awards (which consist only of restricted shares) are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At January 31, 2013, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $6,318,000 with a remaining weighted average period of 22 months over which such expense is expected to be recognized. The majority of our nonvested awards relate to stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the six months ended January 31, 2013 and 2012, such income tax deductions were $2,923,000 and $1,496,000, respectively, and increased additional paid-in capital by $1,868,000 and $662,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Liquidity and Capital Resources

Working capital

At January 31, 2013, our working capital was $86,653,000, compared with $78,751,000 at July 31, 2012. This increase was primarily due to the significant growth in operating income, as more fully explained elsewhere in this MD&A, and the November 1, 2012 acquisition of the SPS Business, which contributed total working capital of $2,293,000 on the date of the acquisition.

Cash flows from operating activities

Net cash provided by operating activities was $19,051,000 and $19,838,000 for the six months ended January 31, 2013 and 2012, respectively. For the six months ended January 31, 2013, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and an increase in income taxes receivable (due to the timing associated with tax payments), partially offset by  a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation and vendor payments) and increases in accounts receivable (primarily due to strong sales in the three months ended January 31, 2013) and prepaid expenses and other current assets (due primarily to the timing associated with insurance payments).

For the six months ended January 31, 2012, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes), and a decrease in accounts receivable (due to strong collections of receivables in the Endoscopy segment), partially offset by  a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation and vendor payments) and increases in inventories (due to planned strategic increases in stock levels of certain products primarily in our Endoscopy and Water Purification and Filtration segments).

Cash flows from investing activities

Net cash used in investing activities was $39,409,000 and $98,857,000 for the six months ended January 31, 2013 and 2012, respectively. For the six months ended January 31, 2013, the net cash used in investing activities was primarily for the acquisition of the SPS Business and to a lesser extent, capital expenditures. For the six months ended January 31, 2012, the net cash used in investing activities was primarily for the acquisition of the Byrne Medical Business and to a lesser extent, capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $16,911,000 and $82,445,000 for the six months ended January 31, 2013 and 2012, respectively. For the six months ended January 31, 2013, the net cash provided by financing activities was primarily due to borrowings under our revolving credit facility relating to the acquisition of the SPS Business, partially offset by repayments under our credit facilities. For the six months ended January 31, 2012, the net cash provided by financing activities was due primarily to borrowings under our credit facilities relating to the acquisition of the Byrne Medical Business, partially offset by repayments under our credit facilities.

Dividends

On October 31, 2012, our Board of Directors approved an 18% increase in the semiannual cash dividend to $0.055 per share of outstanding common stock, which was paid on December 14, 2012 to shareholders of record at the close of business on November 14, 2012. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

On February 1, 2012, the Company issued 9,955,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012.

Long-term contractual obligations

As of January 31, 2013, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$5,000	$10,000	$10,000	$10,000	$72,000	$—	$107,000
Expected interest payments under the credit facilities (1)	1,240	2,299	2,058	1,817	5	—	7,419
Minimum commitments under noncancelable operating leases	1,804	3,915	2,508	1,616	1,062	4,534	15,439
Acquisition payable	—	—	314	—	—	—	314
Compensation agreements	1,915	3,163	1,173	350	75	—	6,676
Deferred compensation and other	28	56	56	43	42	63	288
Total contractual obligations	$9,987	$19,433	$16,109	$13,826	$73,184	$4,597	$137,136

(1) The expected interest payments under both the term and revolving credit facilities reflect interest rates of 2.41% and 2.34%, which was our weighted average interest rate on outstanding borrowings at January 31, 2013 and reflects the impact of our interest rate swap agreements.

New U.S. Credit Agreement

In conjunction with the Byrne Acquisition and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to $916,000 at January 31, 2013.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the

London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”). At February 28, 2013, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.20% to 0.87%. The margins applicable to our outstanding borrowings were 0.75% above the lender’s base rate or 1.75% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at February 28, 2013. The New U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.30% at February 28, 2013.

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

The New U.S. Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries (including Medivators, Mar Cor, Crosstex, SPS Medical and Strong Dental Products, Inc.) and (ii) a pledge by Cantel of all of the outstanding shares of Medivators, Mar Cor, Crosstex, SPS Medical and Strong Dental owned by Cantel and 65% of the outstanding shares of Cantel’s foreign-based subsidiaries. We are in compliance with all financial and other covenants under the New U.S. Credit Agreement.

On January 31, 2013, we had $107,000,000 of outstanding borrowings under the New U.S. Credit Agreement, which consisted of $35,000,000 and $72,000,000 under the Term Loan Facility and the Revolving Credit Facility, respectively. Subsequent to January 31, 2013, we repaid $7,500,000 under our Revolving Credit Facility resulting in total outstanding borrowings of $99,500,000 at March 8, 2013 and $35,500,000 was available to be borrowed under our Revolving Credit Facility.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Acquisition payable

In connection with the Byrne Acquisition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at January 31, 2013, we have estimated $314,000 as the fair value of this payable, as more fully described in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

Compensation agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, which defined certain compensation arrangements relating to various employment termination scenarios. In conjunction with the acquisitions of the Byrne Medical Business on August 1, 2011, the SPS Business on November 1, 2012 and the Eagle Pure Water Business on December 31, 2012, we entered into three-year employment agreements with certain executive officers of the acquired businesses.

Deferred compensation and other

Deferred compensation and other includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities. Additionally, deferred compensation and other includes an insurance related claim and minimum commitments under noncancelable capital leases.

Financing needs

Although most of our operating segments generate significant cash from operations, our Endoscopy, Healthcare Disposables, Dialysis and Water Purification and Filtration segments are the largest generators of cash. At January 31, 2013, we had a cash balance of $26,825,000, of which $3,956,000 was held by foreign subsidiaries. Such foreign cash is needed by our foreign subsidiaries for working capital purposes and is currently unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New U.S. Credit Agreement will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At March 8, 2013, $35,500,000 was available under our New U.S. Credit Agreement. In addition, subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the New U.S. Credit Agreement by an aggregate amount not to exceed $50,000,000 without the consent of the lenders.

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

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the Euro relative to the United States dollar, (iii) the British pound relative to the United States dollar and (iv) the Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, Euros, British pounds and Singapore dollars forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedges. There were three foreign currency forward contracts with an aggregate value of $3,073,000 at February 28, 2013, which cover certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on March 31, 2013. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Gains and losses related to these hedging contracts to buy Canadian dollars, Euros, British pounds and Singapore dollars forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and six months ended January 31, 2013, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three and six months ended January 31, 2013 compared with the three and six months ended January 31, 2012.

For purposes of translating the balance sheet at January 31, 2013 compared with July 31, 2012, the total of the foreign currency movements resulted in a foreign currency translation gain of $155,000, net of tax, for the six months ended January 31, 2013, thereby increasing stockholders’ equity.

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

None of our sales contain right-of-return provisions, except a small portion of our sterility assurance products in our Healthcare Disposables segment. In addition to a restocking fee and payment of freight by the customer, such returns must be undamaged, returned within 90 days and meet certain other criteria before products are accepted for return. As historical returns of these products have been rare, we currently do not record an allowance for product returns. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,120,000 and $2,281,000 for the three and six months ended January 31, 2013, respectively,  and $949,000 and $1,892,000 for the three and six months ended January 31, 2012, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

Our endoscopy products and services are sold primarily to distributors internationally and directly to hospitals and other end-users in the United States; water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies and other end-users; the majority of our healthcare disposable products are sold to third party distributors and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users; the majority of our dialysis products are sold to dialysis clinics and hospitals; the majority of therapeutic filtration products are sold to third party distributors; specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users; and chemistries products and services are sold to medical products and service companies, laboratories, pharmaceutical companies, hospitals and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2012, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis and Specialty Packaging segments, which had average fair values that exceeded book values by approximately 19% and 24%, respectively. At January 31, 2013, goodwill relating to our Dialysis and Specialty Packaging reporting units were $8,133,000 and $7,181,000, respectively. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the projected future operating results and cash flows of this segment, including the impact of the shift from reusable to single-use dialyzers as more fully explained elsewhere in this MD&A and in “Risk Factors” in our 2012 Form 10-K. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 14% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which forecasts are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On January 31, 2013, management concluded that no events or changes in circumstances have occurred during the three and six months ended January 31, 2013 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On January 31, 2013, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Condensed Consolidated Statements of Income. For the three and six months ended January 31, 2012, we recorded excise taxes of $322,000 in cost of sales relating to the month of January 2013. The regulations regarding the calculations of the medical device taxes have yet to be fully finalized, are complicated in nature and certain aspects can be subject to interpretation. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Condensed Consolidated Financial Statements.

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

Other Matters

We do not have any off balance sheet financial arrangements, other than future commitments under operating leases and executive severance agreements.

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

Changes in the value of the Euro, British pound and Singapore dollar against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros, British pounds or Singapore dollars but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2012 Form 10-K and therefore are impacted by changes in the Euro exchange rate relative to the United States dollar. Fluctuations in the rates of currency exchange between the United States dollar and the Euro, British pound and Singapore dollar did not have a significant overall impact for the three and six months ended January 31, 2013, compared with the three and six months ended January 31, 2012, upon our net income and stockholders’ equity.

In order to hedge against the impact of fluctuations in the value of (i) the Canadian dollar relative to the United States dollar, (ii) the Euro relative to the United States dollar, (iii) the British pound relative to the United States dollar and (iv) the Singapore dollar relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Canadian dollars, Euros, British pounds and Singapore dollars forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $3,353,000 at January 31, 2013, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on February 28, 2013. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three and six months ended January 31, 2013, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income for the three and six months ended January 31, 2013, compared with the three and six months ended January 31, 2012, and stockholders’ equity from July 31, 2012 to January 31, 2013.

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

On November 1, 2012 we acquired the SPS Business, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process at our Crosstex subsidiary to ensure that all financial information related to this acquisition was properly reflected in our Condensed Consolidated Financial Statements. We expect that all aspects of the SPS Business will be fully integrated into Crosstex’ existing internal control structure by October 2013.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

November	2,327	$26.36	—	—
December	14,851	29.27	—	—
January	6,326	31.65	—	—
Total	23,504	$29.62	—	—

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

Date: March 12, 2013

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller