Form 10-Q
period 2013-04-30
CANTEL MEDICAL CORP
filed 2013-06-10
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013.

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

Number of shares of common stock outstanding as of May 31, 2013: 27,383,355.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30,	July 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$30,669	$30,186
Accounts receivable, net of allowance for doubtful accounts of $691 at April 30 and $1,041 at July 31	52,109	47,977
Inventories:
Raw materials	23,272	21,084
Work-in-process	6,772	6,476
Finished goods	22,893	19,195
Total inventories	52,937	46,755
Deferred income taxes	4,448	3,799
Prepaid expenses and other current assets	4,466	3,321
Income taxes receivable	554	1,854
Total current assets	145,183	133,892
Property and equipment, net	45,431	43,022
Intangible assets, net	74,165	71,311
Goodwill	208,176	183,655
Prepaid acquisition	8,300	—
Other assets	3,109	2,932
	$484,364	$434,812
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	14,551	12,345
Compensation payable	11,100	14,312
Accrued expenses	10,137	10,370
Deferred revenue	10,472	8,114
Total current liabilities	56,260	55,141

Long-term debt	95,000	80,000
Deferred income taxes	23,636	19,894
Acquisition payable	255	2,537
Other long-term liabilities	1,258	1,304

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; April 30 - 30,014,849 shares issued and 27,346,692 shares outstanding; July 31 - 29,997,898 shares issued and 27,100,729 shares outstanding	3,001	3,000
Additional paid-in capital	133,709	127,338
Retained earnings	195,071	167,539
Accumulated other comprehensive income	8,196	8,175
Treasury Stock, at cost; April 30 - 2,668,157 shares; July 31 - 2,897,169 shares	(32,022)	(30,116)
Total stockholders’ equity	307,955	275,936
	$484,364	$434,812

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Net sales	$105,009	$97,238	$311,053	$287,797

Cost of sales	59,525	54,619	176,691	166,407

Gross profit	45,484	42,619	134,362	121,390

Expenses:
Selling	15,096	14,240	42,232	40,433
General and administrative	13,766	12,388	38,196	36,582
Research and development	2,399	2,217	6,876	6,660
Total operating expenses	31,261	28,845	87,304	83,675

Income before interest, other expense and income taxes	14,223	13,774	47,058	37,715

Interest expense	749	897	2,186	2,928
Interest income	(16)	(13)	(45)	(67)
Other expense	—	—	—	605

Income before income taxes	13,490	12,890	44,917	34,249

Income taxes	4,492	4,716	15,891	12,561

Net income	$8,998	$8,174	$29,026	$21,688

Earnings per common share:
Basic	$0.33	$0.30	$1.07	$0.81

Diluted	$0.33	$0.30	$1.06	$0.80

Dividends per common share	$—	$—	$0.06	$0.05

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Net income	$8,998	$8,174	$29,026	$21,688

Other comprehensive income (loss):
Foreign currency translation, net of tax	(192)	304	(37)	(657)
Unrealized holding losses on interest rate swaps arising during the period, net of tax	(38)	(101)	(47)	(101)
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	31	—	105	—
Total other comprehensive income (loss), net of tax	(199)	203	21	(758)

Comprehensive income	$8,799	$8,377	$29,047	$20,930

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2013	2012

Cash flows from operating activities
Net income	$29,026	$21,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,380	5,129
Amortization	7,438	6,846
Stock-based compensation expense	2,806	3,019
Amortization of debt issuance costs	262	282
Loss on disposal of fixed assets	124	94
Impairment of convertible notes receivable	—	605
Deferred income taxes	(1,890)	(1,187)
Excess tax benefits from stock-based compensation	(1,986)	(1,315)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(2,136)	4,012
Inventories	(4,313)	(2,958)
Prepaid expenses and other current assets	(1,449)	(884)
Accounts payable and other current liabilities	(3,848)	(3,691)
Income taxes receivable	5,077	1,213
Net cash provided by operating activities	34,491	32,853

Cash flows from investing activities
Capital expenditures	(4,034)	(3,860)
Proceeds from disposal of fixed assets	32	—
Acquisition of Gambro Water	—	(1,550)
Acquisition of Confirm	—	(855)
Acquisition of the Byrne Medical Business	—	(95,261)
Acquisition of SPS Business, net of cash acquired	(35,415)	—
Acquisition of Polyp Trap	(486)	—
Acquisition of Eagle Pure Water	(870)	—
Acquisition of Siemens Water	(8,300)	—
Other, net	(135)	(198)
Net cash used in investing activities	(49,208)	(101,724)

Cash flows from financing activities
Borrowings under term loan facility, net of debt issuance costs	—	49,647
Borrowings under revolving credit facility, net of debt issuance costs	45,000	46,941
Repayments under term loan facility	(7,500)	(7,500)
Repayments under revolving credit facility	(22,500)	(14,000)
Proceeds from exercises of stock options	1,573	1,951
Dividends paid	(1,494)	(1,258)
Excess tax benefits from stock-based compensation	1,986	1,315
Purchases of treasury stock	(1,899)	(1,502)
Net cash provided by financing activities	15,166	75,594

Effect of exchange rate changes on cash and cash equivalents	34	(106)

Increase in cash and cash equivalents	483	6,617
Cash and cash equivalents at beginning of period	30,186	18,410
Cash and cash equivalents at end of period	$30,669	$25,027

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

The Condensed Consolidated Balance Sheet at July 31, 2012 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at April 30, 2013 and July 31, 2012; Medivators Inc. (“Medivators”), Crosstex International, Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Medivators has two foreign subsidiaries, Medivators B.V. and Medivators Asia/Pacific Ltd., which serve as Medivators’ bases in Europe and Asia/Pacific, respectively, and Crosstex has a newly acquired subsidiary, SPS Medical Supply Corp., as more fully described below and in Note 3 to the Condensed Consolidated Financial Statements.

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

On March 22, 2013, Mar Cor entered into an agreement to acquire from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”) certain net assets of Siemens’ hemodialysis water business (the “Siemens Water Business” or the “Siemens Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

On December 31, 2012, Mar Cor acquired certain net assets of Eagle Pure Water Systems, Inc. (the “Eagle Pure Water Business” or the “Eagle Pure Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The Eagle Pure Water Acquisition had an insignificant effect on our results of operations for the three and nine months ended April 30, 2013 due to the small size of this business and is not reflected in our results of operations for the three and nine months ended April 30, 2012. The Eagle Pure Water Business is included in our Water Purification and Filtration segment.

On November 1, 2012, Crosstex acquired all the issued and outstanding stock of SPS Medical Supply Corp. (the “SPS Business” or “SPS Medical”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Its results of operations are included in the three months ended April 30, 2013 and the portion of the nine months ended April 30, 2013 subsequent to its acquisition date, and are not reflected in the three and nine months ended April 30, 2012. The SPS Business is included in our Healthcare Disposables segment.

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

Subsequent Events

We performed a review of events subsequent to April 30, 2013. Based upon that review, no subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                                                         Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Cost of sales	$41,000	$51,000	$133,000	$141,000
Operating expenses:
Selling	69,000	109,000	250,000	300,000
General and administrative	802,000	533,000	2,396,000	2,545,000
Research and development	7,000	13,000	27,000	33,000
Total operating expenses	878,000	655,000	2,673,000	2,878,000
Stock-based compensation before income taxes	919,000	706,000	2,806,000	3,019,000
Income tax benefits	(332,000)	(247,000)	(1,008,000)	(1,073,000)
Total stock-based compensation expense, net of tax	$587,000	$459,000	$1,798,000	$1,946,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.02	$0.02	$0.07	$0.07

Diluted	$0.02	$0.02	$0.07	$0.07

The above stock-based compensation expense before income taxes was recorded in the Condensed Consolidated Financial Statements as stock-based compensation expense and an increase to additional paid-in capital. The related income tax benefits were recorded as an increase to long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and a reduction to income tax expense. All of our stock options and stock awards (which consist only of restricted shares) are expected to be deductible for tax purposes and were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant, except for certain options and restricted shares granted to employees residing outside of the United States.

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At April 30, 2013, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $5,371,000 with a remaining weighted average period of 19 months over which such expense is expected to be recognized. The majority of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

	Number of Shares	Weighted Average Fair Value

Nonvested stock awards at July 31, 2012	472,005	$13.73
Granted	132,692	25.60
Canceled	(8,830)	17.23
Vested	(181,435)	13.06
Nonvested stock awards at April 30, 2013	414,432	$17.75

For the nine months ended April 30, 2013, 35,000 options were granted in October 2012.  There were no option grants during the three and nine months ended April 30, 2012.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the nine months ended April 30, 2013:

Weighted-Average Black-Scholes Option Valuation Assumptions	Nine Months Ended April 30, 2013

Dividend yield	0.37%
Expected volatility (1)	0.509
Risk-free interest rate (2)	0.67%
Expected lives (in years) (3)	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

These non-qualified options had a weighted average fair value of $10.91.

The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $537,000 and $4,025,000 for the three and nine months ended April 30, 2013 and $1,566,000 and $3,413,000 for the three and nine months ended April 30, 2012, respectively.

A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at July 31, 2012	548,823	$9.86
Granted	35,000	25.56
Canceled	(6,000)	12.61
Exercised	(209,266)	9.80
Outstanding at April 30, 2013	368,557	$11.34

Exercisable at July 31, 2012	364,110	$9.43

Exercisable at April 30, 2013	333,557	$9.85

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares. However, during the first six months of the nine months ended April 30, 2013, we reissued 316,177 shares, (and 107,269 shares during the fourth quarter of fiscal 2012) from treasury stock for the exercise of stock options and grant of stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the nine months ended April 30, 2013 and 2012, income tax deductions of $3,073,000 and $2,435,000, respectively, were generated and increased additional paid-in capital by $1,986,000 and $1,315,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Note 3.                                                         Acquisitions

Siemens’ Hemodialysis Water Business

On March 22, 2013, Mar Cor and Siemens entered into asset purchase agreements under which Mar Cor is acquiring certain net assets of Siemens’ hemodialysis water business primarily consisting of customer service agreements for over 600 dialysis customers in the United States and Canada. Such service agreements had contributed over $9 million in revenue to Siemens in calendar year 2012 (unaudited) and are being assigned from Siemens to Mar Cor over several months on an individual customer by customer basis to ensure a seamless transition. The total consideration for the transaction, excluding transaction costs of $226,000, was $8,300,000, which was paid on March 22, 2013 and recorded as a prepaid acquisition in our Condensed Consolidated Financials since the majority of the customer service agreements had not been transferred to Mar Cor as of April 30, 2013 and therefore control of the business has not been achieved. The acquisition date of the Siemens Water Business is expected to occur in July 2013, which is when we expect the majority of the customer service agreements to be transferred.

The principal reasons for the acquisition were as follows: (i) the opportunity to increase service revenue and profitability of the Mar Cor service network due to improved operating leverage, (ii) expanding Mar Cor’s North American footprint in new geographies, (iii) the opportunity to sell capital equipment and recurring consumables to new customers and (iv) the expectation that the acquisition will be accretive to our earnings per share beyond fiscal 2013.

Because only a minimal amount of customer service agreements had been transitioned to Mar Cor as of April 30, 2013, the results of operations of the Siemens Water Business had an insignificant impact on our results of operations for the three and nine months ended April 30, 2013, and is not reflected in the three and nine months ended April 30, 2012. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition. The Siemens Water Business is included in our Water Purification and Filtration segment.

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

The acquisition of Eagle Pure Water is included in our results of operations for the three months ended April 30, 2013 and the portion of the nine months ended April 30, 2013 subsequent to its acquisition date, and is not reflected in the three and nine months ended April 30, 2012. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Polyp Trap

On November 13, 2012 we acquired the intellectual property, inventory, fixed assets and exclusive distribution rights of a polyp trap product line for $486,000.  This product line is used principally in the performance of endoscopy procedures for the purpose of safely and efficiently collecting tissue biopsy material.  The polyp trap product line will be included in our Medivators procedural product portfolio, which is part of the Endoscopy segment.

This acquisition is included in our results of operations for the three months ended April 30, 2013 and the portion of the nine months ended April 30, 2013 subsequent to its acquisition date, and is not reflected in the three and nine months ended April 30, 2012. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

SPS Medical Supply Corp.

On November 1, 2012, our Crosstex subsidiary acquired all the issued and outstanding stock of SPS Medical Supply Corp., a private company based in Rochester, New York with pre-acquisition annual revenues (unaudited) of approximately $17,500,000 that manufactures and provides biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets. The SPS Business offers a wide-array of products and services that enable healthcare facilities to safely and accurately monitor and verify their sterilization practices and protocols. Total consideration for the transaction, excluding transaction costs of $157,000, was $32,500,000. In addition, we acquired the SPS manufacturing and warehouse facility in Rochester, New York for approximately $3,500,000 from an affiliate of SPS Medical. The SPS Business is included in our Healthcare Disposables segment.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary Allocation
Net Assets
Current assets	$5,077,000
Property, plant and equipment	3,801,000
Amortizable intangible assets - (9- year weighted average life):
Customer relationships (10- year life)	8,120,000
Brand names (5- year life)	760,000
Technology (4- year life)	500,000
Non-compete agreements (6- year life)	180,000
Other assets	28,000
Current liabilities	(2,784,000)
Noncurrent deferred income tax liabilities, net	(3,659,000)
Net assets acquired	$12,023,000

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

The acquisition of the SPS Business is included in our results of operations for the three months ended April 30, 2013 and the portion of the nine months ended April 30, 2013 subsequent to its acquisition date, and is not reflected in the three and nine months ended April 30, 2012. The SPS Business contributed $4,687,000 and $9,349,000 in net sales for the three and nine months ended April 30, 2013, respectively. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition relative to our overall results of operations.

Byrne Medical, Inc. Disposable Endoscopy Products Business

On August 1, 2011 our Medivators subsidiary acquired the business and substantially all of the assets of BMI, a privately owned, Texas-based company that designed, manufactured and sold an innovative array of disposable infection control products intended to eliminate the challenges associated with proper cleaning and sterilization of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.  Excluding acquisition-related costs of $1,099,000 (of which $626,000 and $473,000 were recorded in general administrative expenses in fiscal years 2012 and 2011, respectively), we paid an aggregate purchase price of $99,361,000 (which reflects a $639,000 decrease resulting from a net asset value adjustment that was recorded as a reduction of goodwill in December 2011). The purchase price was comprised of $89,361,000 in cash and $10,000,000 in shares of Cantel common stock that is subject to both a multi-year lock-up and three-year price floor (described below). After giving effect for the Company’s three-for-two stock split, the stock consideration consisted of 601,685 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($16.62). In addition, there is up to $10,000,000 in potential cash contingent consideration payable to BMI over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. A portion of the purchase price (including the stock consideration) was placed in escrow as security for indemnification obligations of BMI and its principal stockholder, Mr. Don Byrne. In addition, we purchased certain land and buildings utilized by the Byrne Medical Business from Byrne Investments LLC, an affiliate of Mr. Byrne, for $5,900,000.

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

Subject to certain conditions and limitations, under the price floor referred to above, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor is a free standing financial instrument that we are required to record as a liability at fair value on the date of acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on August 1, 2011 we increased acquisition payable and goodwill by $3,000,000 to record our initial estimated fair value of the three-year price floor. The fair value of this liability was determined using the Black-Scholes option valuation model. On a quarterly basis subsequent to August 1, 2011, we re-measured the fair value of the price floor and recorded changes in fair value by decreasing both acquisition payable and general and administrative expenses in the Condensed Consolidated Financial Statements resulting in a price floor liability of $255,000 and $1,037,000 at

April 30, 2013 and July 31, 2012, respectively, as more fully described in Note 6 to the Condensed Consolidated Financial Statements.

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

The principal reasons for the Byrne Acquisition were as follows: (i) the complementary nature of its infection prevention and control business which further expands our business into hospital and outpatient center-based GI endoscopy, (ii) the addition of a market leading, high margin business in a familiar segment in infection prevention and control, (iii) the increase in the percentage of our net sales derived from recurring consumables, (iv) the expectation that the acquisition increases overall corporate gross margin percentage and will be accretive to our future earnings per share, (v) the belief that the endoscopy market will convert from re-using to disposing of certain components in GI endoscopy, and (vi) the opportunity for us to further expand our business into the design, manufacture and distribution of proprietary products. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

Note 4.                                                         Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”), which requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts not required to be reclassified in their entity in the same reporting period, cross-reference to other disclosures is required. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Accordingly, we adopted ASU 2013-02 in our fiscal 2013 third quarter ended April 30, 2013 as shown in Note 13. The adoption of this disclosure guidance did not have any impact upon our financial position and results of operations.

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

Note 5.                                                         Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of April 30, 2013, all of our derivatives were designated as hedges. We do not hold any derivative financial instruments for speculative or trading purposes.

Changes in the value of (i) the Euro against the United States dollar, (ii) the Canadian dollar against the United States dollar, (iii) the Singapore dollar against the United States dollar and (iv) the British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable, and liabilities of our subsidiaries are denominated and ultimately settled in Euros, Singapore dollars or British pounds, but must be converted into their functional currency. Furthermore, a portion of the net assets of our Canadian subsidiaries (which are reported in our Specialty Packaging and Water Purification and Filtration segments) are denominated and ultimately settled in United States dollars, but must be converted into its functional Canadian dollar currency.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $2,488,000 at April 30, 2013, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on May 31, 2013. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three and nine months ended April 30, 2013, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in a net currency conversion loss, net of tax, of $2,000 and $46,000, respectively, on the items hedged.

For the three and nine months ended April 30, 2012, such forward contracts substantially offset the adverse impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in no gain or loss for the nine months ended April 30, 2012 and a small net currency conversion loss, net of tax, of $4,000 for the three months ended April 30, 2012. Gains and losses related to hedging contracts to buy Euros, Singapore dollars and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

The interest rate on our outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Condensed Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our Revolving Credit Facility, the interest rate swap is for the period that began August 8, 2012 and ends January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow is at a one month LIBOR rate of 0.496%. These interest rate swap agreements have been designated as cash flow hedge instruments and have been designed to be effective in offsetting changes in the cash flows related to the hedged borrowings. As more fully described in Note 6 of the Condensed Consolidated Financial Statements, we account for the interest rate swap agreements by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income. Amounts are reclassified from accumulated other comprehensive income to interest expense in the Condensed Consolidated Statements of Income in the period the hedged transaction affects earnings. At the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair value or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. This formal assessment includes a comparison of the terms of the interest rate swap agreements and hedged borrowings to ensure they coincide as well as an evaluation of the continued ability of the counterparty to the interest rate swap agreements and the Company to honor their obligations under such agreements. At April 30, 2013, our formal assessment concluded that the changes in the fair value of the derivative instruments have been and are expected to be highly effective in the future for the interest rate swap periods that began on August 8, 2012.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of April 30, 2013 and 2012, our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

Additionally, in order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described in Notes 5 and 9 to the Condensed Consolidated Financial Statements. Our interest rate swap agreements are classified within Level 2 and are valued using discounted cash flow analyses based on the terms of the contracts and the interest rate curves. Changes in fair value in these interest rate swap agreements during the three and nine months ended April 30, 2013 were recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income. Amounts are reclassified from accumulated other comprehensive income in the period the hedged transaction affects earnings. Accordingly, during the three and nine months ended April 30, 2013, we reclassified $53,000 and $168,000, respectively, from accumulated other comprehensive income to interest expense in the Condensed Consolidated Statements of Income.

We also had contingent consideration relating to the acquisition of the sterilization monitoring business of ConFirm Monitoring Systems, Inc. on February 11, 2011. The fair value of this liability was based on future sales projections of the ConFirm Monitoring Business under various potential scenarios for the one year period ended January 31, 2012 and weighting the probability of these outcomes.  At the date of the acquisition, these cash flow projections were discounted using a rate of 7%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This analysis resulted in an initial contingent consideration liability of $656,000, which was subsequently adjusted by recording the change in the fair value through our results of operations as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.  Based on actual sales results for the one year period ended January 31, 2012, the final contingent consideration liability was determined to be $855,000 at January 31, 2012 and was paid in March 2012.

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

The fair value of the contingent consideration liability was based on future gross profit projections of the Byrne Medical Business under various potential scenarios for the two year period ending July 31, 2013 and weighting the probability of these outcomes. As such, the determination of fair value of the contingent consideration is subjective in nature and highly dependent on future gross profit projections.  At the date of the acquisition, these cash flow projections were discounted using a rate of 14%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This contingent consideration liability was adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. The decrease to the contingent consideration liability was due to the actual gross profit results for the first year and three-quarters of the two-year contingent consideration period, and the reassessment of the weighted probability of the future gross profit projections of the remaining portion of the two year period ending July 31, 2013 and was recorded as a decrease to both acquisition payable and general and administrative expenses in the Condensed Consolidated Financial Statements. The final contingent consideration liability has the potential of being between zero and $10,000,000. However, the different likely scenarios of future gross profit and the weighted average of such scenarios resulted in a fair value of zero at each of January 31, 2013 and April 30, 2013. Such fair value would have been higher if we had used different probability factors, future gross profit projections or discount factors. However, given the short period of time until the end of the two year period, it is highly unlikely that any portion of the contingent consideration liability will be earned.

The fair value of the three year price floor liability was determined using the Black-Scholes option valuation model, which is affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield. This liability is adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. The decrease to the fair value of the price floor (as determined by the Black-Scholes option valuation model) was recorded as a decrease to both acquisition payable and general and administrative expenses in the Condensed Consolidated Financial Statements and was primarily due to the impact of our stock price being higher than at the time of the acquisition, the life of the price floor being less than three years and changes in the expected stock price volatility. Future changes in these factors, especially changes in our stock price, may result in significant future earnings volatility. For instance, if our stock price at April 30, 2013 was $1.00 lower, the fair value of the price floor would have been approximately $36,000 higher, which would have decreased our operating income by $36,000. Conversely, if our stock price at April 30, 2013 was $1.00 higher, the fair value of the price floor would have been approximately $31,000 lower, which would have increased our operating income by $31,000.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	April 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$4,258,000	$—	$—	$4,258,000
Total assets	$4,258,000	$—	$—	$4,258,000

Liabilities:
Acquisition payable:
Contingent consideration	$—	$—	$—	$—
Price floor	—	—	255,000	255,000
Total acquisition payable	—	—	255,000	255,000
Other liabilities:
Interest rate swap agreements	—	240,000	—	240,000
Total other liabilities (1)	—	240,000	—	240,000
Total liabilities	$—	$240,000	$255,000	$495,000

	July 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$3,916,000	$—	$—	$3,916,000
Total assets	$3,916,000	$—	$—	$3,916,000

Liabilities:
Acquisition payable:
Contingent consideration	$—	$—	$1,500,000	$1,500,000
Price floor	—	—	1,037,000	1,037,000
Total acquisition payable	—	—	2,537,000	2,537,000
Other liabilities:
Interest rate swap agreements	—	335,000	—	335,000
Total other liabilities (1)	—	335,000	—	335,000
Total liabilities	$—	$335,000	$2,537,000	$2,872,000

(1) At April 30, 2013 and July 31, 2012, the current portions of the interest swap agreements of $174,000 and $212,000, respectively, are recorded in accrued expenses and the long-term portions of the interest swap agreements of $66,000 and $123,000, respectively, are recorded in other long-term liabilities.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last seven quarters is as follows:

	ConFirm Contingent Consideration	Byrne Contingent Consideration	Byrne Price Floor	Total
Balance, July 31, 2011	$775,000	$—	$—	775,000
Total net unrealized (gains)/losses included in general and administrative expense in earnings	(86,000)	100,000	(582,000)	(568,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	2,700,000	3,000,000	5,700,000
Balance, October 31, 2011	689,000	2,800,000	2,418,000	5,907,000
Total net unrealized (gains)/losses included in general and administrative expense in earnings	166,000	100,000	(623,000)	(357,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, January 31, 2012	855,000	2,900,000	1,795,000	5,550,000
Total net unrealized gains included in general and administrative expense in earnings	—	—	(395,000)	(395,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	(855,000)	—	—	(855,000)
Balance, April 30, 2012	—	2,900,000	1,400,000	4,300,000
Total net unrealized gains included in general and administrative expense in earnings	—	(1,400,000)	(363,000)	(1,763,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, July 31, 2012	—	1,500,000	1,037,000	2,537,000
Total net unrealized gains included in general and administrative expense in earnings	—	—	(313,000)	(313,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, October 31, 2012	—	1,500,000	724,000	2,224,000
Total net unrealized gains included in general and administrative expense in earnings	—	(1,500,000)	(410,000)	(1,910,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, January 31, 2013	—	—	314,000	314,000
Total net unrealized gains included in general and administrative expense in earnings	—	—	(59,000)	(59,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, April 30, 2013	$—	$—	$255,000	$255,000

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property and equipment and convertible notes receivable, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. For our quantitative test, we use a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies when applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management performs a qualitative assessment, and if a quantitative assessment is necessary, we compare the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows is sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On July 31, 2012, management concluded that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the nine months ended April 30, 2013 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of April 30, 2013 and July 31, 2012, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of April 30, 2013 and July 31, 2012, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

Note 7.                                                         Intangible Assets and Goodwill

Our intangible assets with definite lives consist of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years. Amortization expense related to definite lived intangible assets was $2,598,000 and $7,438,000 for the three and nine months ended April 30, 2013, respectively, and $2,279,000 and $6,846,000 for the three and nine months ended April 30, 2012, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	April 30, 2013
	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$68,754,000	$(24,748,000)	$44,006,000
Technology	21,054,000	(9,094,000)	11,960,000
Brand names	12,758,000	(7,777,000)	4,981,000
Non-compete agreements	3,359,000	(655,000)	2,704,000
Patents and other registrations	1,650,000	(563,000)	1,087,000
	107,575,000	(42,837,000)	64,738,000
Trademarks and trade names	9,427,000	—	9,427,000
Total intangible assets	$117,002,000	$(42,837,000)	$74,165,000

	July 31, 2012
	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$60,271,000	$(20,421,000)	$39,850,000
Technology	20,797,000	(7,590,000)	13,207,000
Brand names	11,945,000	(6,778,000)	5,167,000
Non-compete agreements	3,147,000	(404,000)	2,743,000
Patents and other registrations	1,372,000	(463,000)	909,000
	97,532,000	(35,656,000)	61,876,000
Trademarks and trade names	9,435,000	—	9,435,000
Total intangible assets	$106,967,000	$(35,656,000)	$71,311,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2013 and the next five years is as follows:

Three month period ending July 31, 2013	$2,597,000
Fiscal 2014	10,099,000
Fiscal 2015	9,840,000
Fiscal 2016	6,600,000
Fiscal 2017	6,024,000
Fiscal 2018	5,747,000

Goodwill changed during fiscal 2012 and the nine months ended April 30, 2013 as follows:

	Endoscopy	Water Purification and Filtration	Healthcare Disposables	Dialysis	All Other	Total Goodwill

Balance, July 31, 2011	$9,648,000	$52,074,000	$55,864,000	$8,133,000	$9,051,000	$134,770,000
Acquisitions	49,582,000	—	—	—	—	49,582,000
Foreign currency translation	—	(309,000)	—	—	(388,000)	(697,000)
Balance, July 31, 2012	59,230,000	51,765,000	55,864,000	8,133,000	8,663,000	183,655,000
Acquisitions	—	597,000	23,977,000	—	—	24,574,000
Foreign currency translation	—	(24,000)	—	—	(29,000)	(53,000)
Balance, April 30, 2013	$59,230,000	$52,338,000	$79,841,000	$8,133,000	$8,634,000	$208,176,000

On July 31, 2012, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2012, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis and Specialty Packaging segments, which had average fair values that exceeded book values by approximately 19% and 24%, respectively. At April 30, 2013, goodwill relating to our Dialysis and Specialty Packaging reporting units were $8,133,000 and $7,110,000, respectively. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the projected future operating results and cash flows of this segment, including the impact of the shift from reusable to single-use dialyzers as more fully explained in our “Management’s Discussion and Analysis” and in “Risk Factors” in our 2012 Form 10-K. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 14% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which forecasts are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On April 30, 2013, management concluded that no events or changes in circumstances have occurred during the three and nine months ended April 30, 2013 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 8.                                                         Warranties

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Beginning balance	$1,232,000	$2,081,000	$1,667,000	$2,083,000
Provisions	479,000	748,000	1,182,000	2,528,000
Settlements	(634,000)	(881,000)	(1,772,000)	(2,661,000)
Foreign currency translation	—	1,000	—	(1,000)
Ending balance	$1,077,000	$1,949,000	$1,077,000	$1,949,000

The warranty provisions and settlements for the three and nine months ended April 30, 2013 and 2012 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.                                                         Financing Arrangements

In conjunction with the Byrne Acquisition and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to $839,000 at April 30, 2013.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”). At April 30, 2013, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.20% to 0.87%. The margins applicable to our outstanding borrowings were 0.75% above the lender’s base rate or 1.75% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at April 30, 2013. The New U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.30% at April 30, 2013.

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

On April 30, 2013, we had $105,000,000 of outstanding borrowings under the New U.S. Credit Agreement, which consisted of $32,500,000 and $72,500,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $27,500,000 was available to be borrowed under our Revolving Credit Facility.  Subsequent to April 30, 2013, we repaid $5,000,000 under our Revolving Credit Facility resulting in total outstanding borrowings of $100,000,000 at May 31, 2013.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$8,998,000	$8,174,000	$29,026,000	$21,688,000
Less income allocated to participating securities	(137,000)	(145,000)	(454,000)	(415,000)
Net income available to common stockholders	$8,861,000	$8,029,000	$28,572,000	$21,273,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	26,910,626	26,510,240	26,801,127	26,332,676

Dilutive effect of stock options using the treasury stock method and the average market price for the period	172,479	289,943	210,461	302,994

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	27,083,105	26,800,183	27,011,588	26,635,670

Earnings per share attributable to common stock:
Basic earnings per share	$0.33	$0.30	$1.07	$0.81

Diluted earnings per share	$0.33	$0.30	$1.06	$0.80

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	27,083,105	26,800,183	27,011,588	26,635,670

Participating securities	417,610	482,218	430,736	512,599

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	27,500,715	27,282,401	27,442,324	27,148,269

Note 11.                                                  Income Taxes

The consolidated effective tax rate was 35.4% and 36.7% for the nine months ended April 30, 2013 and 2012, respectively. The decrease in the consolidated effective tax rate was principally due to the finalization of tax examinations in March 2013, Federal tax legislation enacted in January 2013 and the prior year unfavorable impact of recording a loss relating to the impairment of an investment, partially offset by a lower level of deductions in the current year as a percentage of pre-tax income, as described below.

For the nine months ended April 30, 2013 and 2012, approximately 96% and 97%, respectively, of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.4% and 37.5%, respectively. The lower overall effective tax rate for the nine months ended April 30, 2013 was principally caused by (i) Federal tax legislation that had expired in December 2011, but was re-enacted retroactively in January 2013 that enabled us to claim the research and experimentation tax credit for calendar 2012, (ii) the simultaneous finalization in March 2013 of an IRS examination in the United States and a Dutch tax authority examination in the Netherlands that resulted in a favorable tax adjustment in the United States and (iii) not recording a tax benefit in the prior year on a loss relating to the impairment of an investment as a result of the uncertainty of utilizing a capital loss tax benefit in the future. Partially offsetting these factors was a lower overall level of tax credits and deductions as a percentage of pre-tax income as the underlying basis for the various credits and deductions did not increase as much as the increase in pre-tax income.

For the nine months ended April 30, 2013 and 2012, approximately 4% and 3%, respectively, of our income before income taxes was generated from our operations in Canada, Singapore and the Netherlands. Collectively, these operations had an overall effective tax rate of 10.1% and 12.5% for the nine months ended April 30, 2013 and 2012, respectively. All three of these locations have lower statutory income tax rates compared to the United States. The lower effective tax rate for the nine months ended April 30, 2013 was the result of the recording of a tax benefit in our third quarter of fiscal 2013 due to removing a valuation allowance on our net operating loss carryforwards (“NOLs”) in the Netherlands since we believe it is more likely than not that we will utilize the remaining NOLs in the near future as we now have certainty of the amount of remaining NOLs and the likely future pre-tax income in the Netherlands due to the simultaneous finalization in March 2013 of an IRS examination in the United States and a Dutch tax authority examination in the Netherlands. The effective tax rate for the nine months ended April 30, 2012 was favorably affected by the recognition of tax benefits upon resolution of income tax uncertainties.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized Tax Benefits

Unrecognized tax benefits on July 31, 2011	$191,000
Lapse of statute of limitations	(67,000)
Unrecognized tax benefits on July 31, 2012	124,000
Activity during the nine months ended April 30, 2013	—
Unrecognized tax benefits on April 30, 2013	$124,000

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

Note 12.                                                  Commitments and Contingencies

Long-term contractual obligations

As of April 30, 2013, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$2,500	$10,000	$10,000	$10,000	$72,500	$—	$105,000
Expected interest payments under the credit facilities (1)	626	2,353	2,112	1,871	5	—	6,967
Minimum commitments under noncancelable operating leases	923	3,586	2,776	1,868	1,260	4,756	15,169
Acquisition payable	—	—	255	—	—	—	255
Compensation agreements	1,092	3,786	1,496	350	75	—	6,799
Deferred compensation and other	15	54	55	43	42	63	272
Total contractual obligations	$5,156	$19,779	$16,694	$14,132	$73,882	$4,819	$134,462

(1) The expected interest payments under both the term and revolving credit facilities reflect interest rates of 2.41% and 2.40%, which were our weighted average interest rates on outstanding borrowings at April 30, 2013 and reflects the impact of our interest rate swap agreements.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Acquisition payable

In connection with the Byrne Acquisition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at April 30, 2013, we have estimated $255,000 as the fair value of this payable, as more fully described in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

Compensation agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, which define certain compensation arrangements relating to various employment termination scenarios. In conjunction with the acquisitions of the Byrne Medical Business on August 1, 2011, the SPS Business on November 1, 2012 and the Eagle Pure Water Business on December 31, 2012, we entered into three-year employment agreements with certain executive officers of the acquired businesses.

Deferred compensation and other

Deferred compensation and other includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities. Additionally, deferred compensation and other includes an insurance related claim and minimum commitments under noncancelable capital leases.

Note 13.                                                  Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three and nine months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended April 30, 2013			Nine Months Ended April 30, 2013
	Foreign Currency Translation Adjustments	Interest Rate Swap Agreements	Total	Foreign Currency Translation Adjustments	Interest Rate Swap Agreements	Total

Beginning balance	$8,540,000	$(145,000)	$8,395,000	$8,385,000	$(210,000)	$8,175,000
Other comprehensive loss before reclassifications	(243,000)	(60,000)	(303,000)	(32,000)	(74,000)	(106,000)
Income tax effect on other comprehensive loss	51,000	22,000	73,000	(5,000)	27,000	22,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the periods	—	53,000	53,000	—	168,000	168,000
Income tax effect on reclassification adjustments	—	(22,000)	(22,000)	—	(63,000)	(63,000)
Ending balance	$8,348,000	$(152,000)	$8,196,000	$8,348,000	$(152,000)	$8,196,000

	Three Months Ended April 30, 2012			Nine Months Ended April 30, 2012
	Foreign Currency Translation Adjustments	Interest Rate Swap Agreements	Total	Foreign Currency Translation Adjustments	Interest Rate Swap Agreements	Total

Beginning balance	$8,322,000	$—	$8,322,000	$9,283,000	$—	$9,283,000
Other comprehensive income (loss) before reclassifications	371,000	(161,000)	210,000	(827,000)	(161,000)	(988,000)
Income tax effect on other comprehensive income (loss)	(67,000)	60,000	(7,000)	170,000	60,000	230,000
Ending balance	$8,626,000	$(101,000)	$8,525,000	$8,626,000	$(101,000)	$8,525,000

Due to the terms of the interest rate swap agreements as more fully described in Notes 5 and 6, reclassification adjustments from accumulated other comprehensive income (loss) did not occur during the three and nine months ended April 30, 2012.

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

None of our customers accounted for 10% or more of our consolidated net sales during the nine months ended April 30, 2013 and 2012, except for DaVita Inc. (“DaVita”) in the current nine month period, which accounted for approximately 10.5%, or approximately $32,785,000, of our consolidated net sales and approximately 26.8% and 36.6% of our net sales in our Water Purification and Filtration and Dialysis segments, respectively.

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

DaVita and another large dialysis provider accounted for approximately 26.8% and 26.3%, respectively, of our Water Purification and Filtration segment net sales for the nine months ended April 30, 2013. Combined, these two customers accounted for approximately 18.0% of our consolidated net sales for the nine months ended April 30, 2013.

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

Four customers collectively accounted for approximately 52.8% of our Healthcare Disposables segment net sales and approximately 11.4% of our consolidated net sales during the nine months ended April 30, 2013.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products. This segment does not include water purification products and services sold to dialysis clinics; such sales are reported as part of Water Purification and Filtration.

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

Information as to operating segments is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Net sales:
Endoscopy	$39,694,000	$38,606,000	$115,795,000	$115,037,000
Water Purification and Filtration	29,473,000	25,955,000	88,099,000	76,505,000
Healthcare Disposables	22,674,000	19,336,000	66,968,000	56,668,000
Dialysis	8,072,000	8,902,000	25,019,000	27,180,000
All Other	5,096,000	4,439,000	15,172,000	12,407,000
Total	$105,009,000	$97,238,000	$311,053,000	$287,797,000

Operating income:
Endoscopy	$7,241,000	$7,847,000	$24,386,000	$22,081,000
Water Purification and Filtration	2,846,000	2,818,000	10,243,000	8,380,000
Healthcare Disposables	3,991,000	3,529,000	12,791,000	9,138,000
Dialysis	1,990,000	2,217,000	6,478,000	6,578,000
All Other	1,109,000	132,000	2,396,000	(373,000)
	17,177,000	16,543,000	56,294,000	45,804,000
General corporate expenses	(2,954,000)	(2,769,000)	(9,236,000)	(8,089,000)
Interest expense, net	(733,000)	(884,000)	(2,141,000)	(2,861,000)
Other expense	—	—	—	(605,000)

Income before income taxes	$13,490,000	$12,890,000	$44,917,000	$34,249,000

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

Results of Operations provides a discussion of the consolidated results of operations for the three and nine months ended April 30, 2013 compared with the three and nine months ended April 30, 2012.

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

Significant Activity

(i)                                For the three and nine months ended April 30, 2013 compared with the three and nine months ended April 30, 2012, net sales increased by 8.0% and 8.1%, respectively, and net income increased 10.1% and 33.8%, respectively. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 74% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    higher sales and profitability in our Healthcare Disposables segment, primarily due to the November 1, 2012 acquisition of SPS Medical Supply Corp., increased demand for our face masks and sterility assurance products and improved gross profit percentage,

•                                    improved profitability in our Endoscopy segment for the nine months ended April 30, 2013 principally due to (i) a shift of product mix to higher margin products including increases in sales volume of endoscope reprocessing disinfectant and consumable products as a result of the increased field population of equipment, as well as disposable infection control products used in gastrointestinal (GI) endoscopy procedures as a result of new product introductions, (ii) a favorable net change of $882,000 in general and administrative expenses relating to fair value adjustments of contingent consideration and a price floor financial instrument as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, (iii) the inclusion in our first quarter of fiscal 2012 of $1,519,000 in one-time acquisition related charges for the Byrne Acquisition and (iv) lower commission expense,

•                                    improved sales in our Water Purification and Filtration segment primarily relating to increased sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to new product introductions such as our heat sanitizable water purification systems, which are sold at higher average selling prices than the systems with the traditional non-heated sanitization technology,

•                                    improved sales and profitability in our Therapeutic Filtration segment due to the market shortage of certain filters as a result of damage done from an earthquake to the manufacturing facilities of a large competitor,

•                                    the implementation of various cost control initiatives such as the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner,

•                                    lower interest expense notwithstanding additional borrowings for the acquisition of the SPS Business and our agreement to acquire the hemodialysis water business from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”), and

•                                    favorable tax impacts of Federal tax legislation enacted in January 2013 and the finalization of tax examinations in March 2013.

The above factors were partially offset by:

•                                    decreases in sales volume of our endoscope reprocessing equipment as these capital equipment sales were elevated in prior periods partially as a result of our participation in a major initiative by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing equipment as well as regulatory issues experienced by a major competitor,

•                                    the recording within cost of sales of $854,000 and $1,176,000 for the three and nine months ended April 30, 2013, respectively, in medical device excise tax in cost of sales as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which became effective January 2013,

•                                    incurring costs for personnel changes primarily relating to severance and recruiting a Chief Operating Officer during the nine months ended April 30, 2013,

•                                    incurring approximately $226,000 in costs related to the March 2013 agreement to acquire the hemodialysis water business from Siemens, and

•                                    decreases in net sales in our Dialysis operating segment, although we have been able to minimize the adverse impact to the segment’s profitability for the three and nine months ended April 30, 2013 compared with the three and nine months ended April 30, 2012.

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

(iii)                               In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The legislation imposes a significant new tax on medical device makers in the form of an excise tax on certain U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, our gross profit percentage is being adversely affected beginning in January 2013, as more fully described elsewhere in this MD&A.

(iv)                              On March 22, 2013, our Mar Cor subsidiary entered into an agreement to acquire from Siemens certain net assets of Siemens’ hemodialysis water business (the “Siemens Water Business” or the “Siemens Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(v)                                 On December 31, 2012, our Mar Cor subsidiary acquired certain net assets of Eagle Pure Water Systems, Inc. (the “Eagle Pure Water Business” or the “Eagle Pure Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(vi)                              On November 1, 2012, our Crosstex subsidiary acquired all the issued and outstanding stock of SPS Medical Supply Corp. (the “SPS Business” or “SPS Medical”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(vii)                           On October 31, 2012, our Board of Directors approved an 18% increase in the semiannual cash dividend to $0.055 per share of outstanding common stock, which was paid on December 14, 2012 to shareholders of record at the close of business on November 14, 2012, as more fully described elsewhere in this MD&A.

(viii)                        In order to more fully capitalize on the strength of the Medivators brand name currently used in our endoscopy business, we decided to change the name of Minntech Corporation to Medivators Inc. (“Medivators”). The name change was effective on August 1, 2012.

(ix)                              The Company issued 9,955,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012, as more fully described elsewhere in this MD&A.

(x)                                 On August 1, 2011, the start of our prior fiscal year, our Medivators subsidiary acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Certain components of the acquisition’s purchase price were recorded at fair value and are continually re-measured at each balance sheet date, which has the potential for creating earnings volatility as further described elsewhere in this MD&A and in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

(xi)                              In conjunction with the acquisition of the business and substantially all of the assets of BMI and the impending expiration of our existing credit facility, we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011, as more fully described elsewhere in this MD&A and in Notes 3 and 9 to the Condensed Consolidated Financial Statements. Additionally, in order to protect our interest rate exposure in future years, we entered into interest rate swap agreements in fiscal 2012, as more fully described elsewhere in this MD&A and in Notes 5 and 9 to the Condensed Consolidated Financial Statements.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries. Since the acquisitions of the SPS Business and the Eagle Pure Water Business were consummated on November 1, 2012 and December 31, 2012, respectively, their results of operations are included in the three months ended April 30, 2013 and the portion of the nine months ended April 30, 2013 subsequent to their acquisition dates, and are not included in our results of operations for the three and nine months ended April 30, 2012. The acquisition date of the Siemens Water Acquisition is subsequent to April 30, 2013 as a minimal amount of customer service agreements have been assigned to Mar Cor as of April 30, 2013. Consequently, the results of operations of the Siemens Water Business had an insignificant impact on our results of operations for the three and nine months ended April 30, 2013, and are not included in our results of operations for the three and nine months ended April 30, 2012.

The following discussion should also be read in conjunction with our 2012 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2013		2012		2013		2012
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Endoscopy	$39,694	37.8	$38,606	39.7	$115,795	37.2	$115,037	40.0
Water Purification and Filtration	29,473	28.0	25,955	26.7	88,099	28.3	76,505	26.6
Healthcare Disposables	22,674	21.6	19,336	19.9	66,968	21.6	56,668	19.7
Dialysis	8,072	7.7	8,902	9.1	25,019	8.0	27,180	9.4
All Other	5,096	4.9	4,439	4.6	15,172	4.9	12,407	4.3
	$105,009	100.0	$97,238	100.0	$311,053	100.0	$287,797	100.0

Net Sales

Net sales increased by $7,771,000, or 8.0%, to $105,009,000 for the three months ended April 30, 2013 from $97,238,000 for the three months ended April 30, 2012.

Net sales increased by $23,256,000, or 8.1%, to $311,053,000 for the nine months ended April 30, 2013 from $287,797,000 for the nine months ended April 30, 2012.

The increase in net sales for the three and nine months ended April 30, 2013 was principally attributable to increases in sales of water purification and filtration products, healthcare disposables products and to a lesser extent, therapeutic filtration products (recorded in the All Other reporting segment).

Net sales of water purification and filtration products and services increased by $3,518,000, or 13.6%, and $11,594,000, or 15.2%, for the three and nine months ended April 30, 2013, respectively, compared with the three and nine months ended April 30, 2012, primarily due to (i) an increase in demand for our water purification capital equipment, consumables and service in the dialysis industry mainly attributable to new product introductions such as our heat sanitizable water purification systems which are also sold at higher average selling prices than systems with the traditional non-heated sanitization technology and (ii) to a lesser extent, price increases on certain water purification products and services, which were implemented to partially offset increased costs.

Net sales of healthcare disposables products increased by $3,338,000, or 17.3%, and $10,300,000, or 18.2%, for the three and nine months ended April 30, 2013, respectively, compared with the three and nine months ended April 30, 2012, principally due to (i) the inclusion of $4,687,000 and $9,349,000, respectively, in net sales from the acquired SPS Business on November 1, 2012 and (ii) increases in customer demand in the United States for our face masks and sterility assurance products. These items were partially offset by the loss of some private label business as a result of a customer’s decision to purchase certain healthcare disposable products from low cost providers including competitors whose products are manufactured in countries that have lower overall operating costs. In addition, elevated customer demand during our second quarter of fiscal 2013 in advance of known price increases implemented in January 2013 adversely affected customer demand during our third quarter of fiscal 2013 since certain customers had built sufficient inventory levels.

Net sales in the All Other reporting segment increased by $657,000, or 14.8%, and $2,765,000, or 22.3%, for the three and nine months ended April 30, 2013, respectively, compared with the three and nine months ended April 30, 2012. The increase for the three and nine months ended April 30, 2013 was primarily the result of an increase of $605,000 and $2,317,000, respectively, in net sales in our Therapeutic Filtration operating segment due to elevated demand, both in the United States and internationally, for our hemoconcentrator products (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery). This elevated demand primarily occurred during the first three months of the nine months ended April 30, 2013 as a result of a market shortage of these filters due to damage done from an earthquake to the manufacturing facilities of a large competitor, which were subsequently repaired. However, our third quarter of fiscal 2013 benefited from increased demand as we captured more market share as a result of this event.

Net sales of endoscopy products and services increased by $1,088,000, or 2.8%, and $758,000, or 0.7%, for the three and nine months ended April 30, 2013, respectively, compared with the three and nine months ended April 30, 2012, primarily due to increases in demand in the United States for (i) our disinfectants, service and consumables due to the increase in the installed base of endoscope reprocessing equipment and (ii) our new product introductions of valves, kits and hybrid tubing procedural products (disposable infection control products used in gastrointestinal (GI) endoscopy procedures). These increases were partially offset by a decrease in demand for our endoscope reprocessing equipment as demand had been elevated in the prior year period, as well as overall lower selling prices of approximately $1,170,000 and $1,830,000, respectively. Demand for our endoscope reprocessing equipment had been elevated during the second half of fiscal 2011 and the first half of fiscal 2012 due to our previous investments in new product offerings and sales and marketing programs, as well as regulatory issues experienced by a major competitor, all of which enabled us to increase our sales of endoscope reprocessing equipment including successfully participating in a major initiative beginning in the second half of fiscal 2011 by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing equipment. Beginning in our second quarter of fiscal 2012, this elevated level of capital equipment sales gradually decreased to a similar level that existed prior to the second half of fiscal 2011. However, we expect disinfectants, service, consumables and equipment accessories, which are sold at higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment.

Net sales of dialysis products and services decreased by $830,000, or 9.3%, and $2,161,000, or 8.0%, for the three and nine months ended April 30, 2013, respectively, compared with the three and nine months ended April 30, 2012, due to decreases in demand in both the United States and internationally (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our RENATRON® dialyzer reprocessing equipment, sterilants and dialysate concentrate product (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment). Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A further decrease in the market for reprocessing products is likely to result in continued loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales.

Gross profit

Gross profit increased by $2,865,000, or 6.7%, to $45,484,000 for the three months ended April 30, 2013 from $42,619,000 for the three months ended April 30, 2012. Gross profit as a percentage of net sales for the three months ended April 30, 2013 and 2012 was 43.3% and 43.8%, respectively.

Gross profit increased by $12,972,000, or 10.7%, to $134,362,000 for the nine months ended April 30, 2013 from $121,390,000 for the nine months ended April 30, 2012. Gross profit as a percentage of net sales for the nine months ended April 30, 2013 and 2012 was 43.2% and 42.2%, respectively.

The lower gross profit as a percentage of net sales for the three months ended April 30, 2013 compared with the three months ended April 30, 2012 was primarily due to (i) the inclusion of $854,000 for a new excise tax on qualified U.S. medical device sales beginning January 2013, and (ii) lower selling prices of our Endoscopy procedural products as a result of increased competition and new sales to Group Purchasing Organizations (GPOs) which typically receive discounted selling prices as a result of their purchasing volume. These items were partially offset by a more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages than each segment’s prior year overall gross profit percentages such as our face masks and sterility assurance products (including sales of products relating to the newly acquired SPS Business) in our Healthcare Disposables segment, disinfectants in our Endoscopy segment and filters in our Therapeutic Filtration segment as well as decreases in sales volume of lower margin products such as endoscope reprocessing equipment in our Endoscopy segment.

The higher gross profit as a percentage of net sales for the nine months ended April 30, 2013 compared with the nine months ended April 30, 2012 was primarily due to (i) a more favorable sales mix as discussed above and (ii) the inclusion in the prior nine month period ended April 30, 2012 of a $893,000 one-time acquisition accounting charge relating to the acquired inventory in the Byrne Acquisition. These items were partially offset by (i) the inclusion of $1,176,000 for a new excise tax on qualified U.S. medical device sales beginning January 2013, (ii) lower selling prices of our Endoscopy procedural products as a result of increased competition and new sales to Group Purchasing Organizations (GPOs) which typically receive discounted selling prices as a result of their purchasing volume, (iii) $417,000 in severance related charges as part of our cost reduction initiatives and (iv) a $177,000 one-time acquisition accounting charge relating to the acquired inventory in the November 1, 2012 acquisition of the SPS Business.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. The legislation imposes a significant new tax on medical device makers in the form of an excise tax on all U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, we began recording the excise tax in cost of sales in January 2013 thereby adversely affecting our gross profit percentage. Although we have implemented cost reductions and revenue enhancement initiatives to partially offset this new excise tax, we cannot provide any assurances that we will be successful in further reducing the impact of this tax on our business. Additionally, other elements of this legislation could meaningfully change the way health care is developed and delivered and may materially impact numerous aspects of our business in the future. See “Risk Factors” in our 2012 Form 10-K.

Furthermore, we cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by uncertainties associated with our product mix, (ii) by further price competition in certain of our segments such as Healthcare Disposables (due to a more competitive environment as well as competition from products manufactured in China and Southeast Asia, as explained below), Endoscopy (primarily when selling to Group Purchasing Organizations (GPOs) and other price competitive sales) and Dialysis (relating to the market shift from reusable to single-use dialyzers as explained above) or (iii) if raw materials and distribution costs increase and we are unable to implement further price increases. Some of our competitors manufacture certain healthcare disposable products in China and Southeast Asia due to lower overall costs despite expensive shipping costs. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior, we may experience significant pricing pressure that would adversely affect our gross profit in the future in our Healthcare Disposables segment as a result of low cost competition from products produced in China and Southeast Asia.

Operating Expenses

Selling expenses increased by $856,000, or 6.0%, to $15,096,000 for the three months ended

April 30, 2013 from $14,240,000 for the three months ended April 30, 2012. For the nine months ended April 30, 2013, selling expenses increased by $1,799,000, or 4.4%, to $42,232,000 from $40,433,000 for the nine months ended April 30, 2012. For the three and nine months ended April 30, 2013, these increases were primarily due to the inclusion of selling expenses relating to the November 1, 2012 acquisition of the SPS Business and increased investments to further develop and support our sales team such as hiring additional sales personnel primarily in our Water Purification and Filtration and Endoscopy segments, funding increased travel budgets and providing annual raises, partially offset by (i) approximately $265,000 and $1,045,000, respectively, in lower commissions due to a change in the structure of our Endoscopy sales commission plan as well as less sales of higher commission products and (ii) lower incentive compensation.

Selling expenses as a percentage of net sales were 14.4% and 14.6% for the three months ended April 30, 2013 and 2012, respectively, and 13.6% and 14.0% for the nine months ended April 30, 2013 and 2012, respectively.

General and administrative expenses increased by $1,378,000, or 11.1%, to $13,766,000 for the three months ended April 30, 2013, from $12,388,000 for the three months ended April 30, 2012, primarily due to the inclusion of general and administrative expenses of the acquired SPS Business on November 1, 2012, an adverse net change of $336,000 relating to fair value adjustments of a price floor financial instrument as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements and the inclusion of $226,000 of acquisition related expenses relating to the agreement to acquire the Siemens’ Water Business, partially offset by lower incentive compensation and bad debt expense.

General and administrative expenses increased by $1,614,000, or 4.4%, to $38,196,000 for the nine months ended April 30, 2013, from $36,582,000 for the nine months ended April 30, 2012, primarily due to (i) the inclusion of general and administrative expenses of the acquired SPS Business on November 1, 2012, (ii) higher personnel costs primarily relating to annual salary raises, employee benefit costs, recruiting and compensation costs associated with the hiring of our new Chief Operating Officer and severance and (iii) the inclusion of $226,000 of acquisition related expenses relating to the agreement to acquire the Siemens’ Water Business. These increases were partially offset by a favorable net change of $882,000 relating to fair value adjustments of contingent consideration and a price floor financial instrument as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, the prior year inclusion of $626,000 in acquisition related expenses relating to the Byrne Acquisition and the prior year recording of $309,000 in additional stock-based compensation related to an employment termination which required us to accelerate the vesting of certain stock options and restricted shares.

General and administrative expenses as a percentage of net sales were 13.1% and 12.7% for the three months ended April 30, 2013 and 2012, respectively, and 12.3% and 12.7% for the nine months ended April 30, 2013 and 2012, respectively.

Research and development expenses (which include continuing engineering costs) increased by $182,000 to $2,399,000 for the three months ended April 30, 2013 from $2,217,000 for the three months ended April 30, 2012. For the nine months ended April 30, 2013, research and development expenses increased by $216,000 to $6,876,000, from $6,660,000 for the nine months ended April 30, 2012.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2013		2012		2013		2012
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	Operating	% of	Operating	% of	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales	Income	Net sales	Income	Net sales
Endoscopy	$7,241	18.2%	$7,847	20.3%	$24,386	21.1%	$22,081	19.2%
Water Purification and Filtration	2,846	9.7%	2,818	10.9%	10,243	11.6%	8,380	11.0%
Healthcare Disposables	3,991	17.6%	3,529	18.3%	12,791	19.1%	9,138	16.1%
Dialysis	1,990	24.7%	2,217	24.9%	6,478	25.9%	6,578	24.2%
All Other	1,109	21.8%	132	3.0%	2,396	15.8%	(373)	-3.0%
Operating income	17,177	16.4%	16,543	17.0%	56,294	18.1%	45,804	15.9%
General corporate expenses	(2,954)		(2,769)		(9,236)		(8,089)
Income before interest, other expense and income taxes	$14,223	13.5%	$13,774	14.2%	$47,058	15.1%	$37,715	13.1%

The Endoscopy segment’s operating income decreased by $606,000, or 7.7%, for the three months ended April 30, 2013, compared with the three months ended April 30, 2012, primarily due to (i) a decrease in demand for our endoscope reprocessing equipment, (ii) lower selling prices of disposable procedural products, (iii) the recording of new medical device excise taxes beginning in January 2013, (iv) additional investments in our sales team and (v) a net adverse change of $336,000 in general and administrative expenses relating to fair value adjustments of a price floor financial instrument as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements. Partially offsetting these items were (i) increases in demand in the United States for our disinfectants, service, consumables and disposable procedural GI products, which are all higher margin products, (ii) lower commission expense and (iii) lower warranty expense per unit relating to our endoscope reprocessing equipment.

The Endoscopy segment’s operating income increased by $2,305,000, or 10.4%, for the nine months ended April 30, 2013, compared with the nine months ended April 30, 2012, primarily due to (i) increases in demand in the United States for our disinfectants, service, consumables and disposable procedural products, which are all higher margin products, (ii) the inclusion in our first quarter of fiscal 2012 of a $893,000 one-time acquisition accounting charge relating to the acquired inventory in the Byrne Acquisition, (iii) a favorable net change of $882,000 in general and administrative expenses relating to fair value adjustments of contingent consideration and a price floor financial instrument as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, (iv) the prior year inclusion of $626,000 in acquisition related expenses relating to the Byrne Acquisition, (v) lower commission expense and (vi) lower warranty expense per unit relating to our endoscopy reprocessing equipment. These items were partially offset by (i) a decrease in demand for our endoscope reprocessing equipment, (ii) lower selling prices of disposable procedural products, (iii) the recording of new medical device excise taxes beginning in January 2013, (iv) additional investments in our sales team and

(v) $417,000 in severance related charges as part of our cost reduction initiatives.

The Water Purification and Filtration segment’s operating income increased by $28,000, or 1.0%, and $1,863,000, or 22.2%, for the three and nine months ended April 30, 2013, respectively, compared with the three and nine months ended April 30, 2012, primarily due to an increase in demand for our water purification capital equipment, consumables and service in the dialysis industry mainly attributable to new product introductions such as our heat sanitizable water purification systems. Partially offsetting these increases were (i) an increase in selling expenses due to the expansion of our sales team, (ii) annual salary increases, (iii) the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013, (iv) approximately $226,000 of acquisition costs related to the March 2013 agreement to acquire the Siemens Water Business and (v) an increase in warranty expense per unit relating to certain water purification capital equipment.

The Healthcare Disposables segment’s operating income increased by $462,000, or 13.1%, and $3,653,000, or 40.0%, for the three and nine months ended April 30, 2013, respectively, compared with the three and nine months ended April 30, 2012, primarily due to improved gross profit percentage, as explained above, and the acquisition of the SPS Business on November 1, 2012, partially offset by (i) a decrease in customer demand during our third quarter of fiscal 2013 since certain customers had built sufficient inventory levels by purchasing inventory during our second quarter of fiscal 2013 in advance of known price increases implemented in January 2013, (ii)  an increase in selling expenses during the third quarter of fiscal 2013 primarily due to additional advertising costs and (iii) the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013.

The Dialysis segment’s operating income decreased by $227,000, or 10.2%, and $100,000, or 1.5%, for the three and nine months ended April 30, 2013, respectively, compared with the three and nine months ended April 30, 2012, primarily due to a decrease in net sales of sterilants and RENATRON® dialyzer reprocessing equipment, which are the higher margin products in this segment and the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013. Partially offsetting these items were decreases in sales and marketing expense and general and administrative expense as a result of various cost control initiatives such as the allocation of certain internal resources to other segments as well as the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner.

Operating income in our All Other reporting segment increased by $977,000 and $2,769,000 for the three and nine months ended April 30, 2013, respectively, compared with the three and nine months ended April 30, 2012, due to increases in operating income of our Therapeutic Filtration operating segment of $596,000 and $2,119,000, respectively, as a result of elevated demand for our filters, as explained above, as well as the implementation of various cost control initiatives such as changes in the management structure and the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner, partially offset by the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013.

General corporate expenses relate to certain unallocated corporate costs primarily related to executive management personnel and being a publicly traded company. The increase in such costs for the three and nine months ended April 30, 2013, compared with the three and nine months ended April 30, 2012, is primarily due to the addition of internal and external resources including the hiring of a Chief Operating Officer in November 2012.

Interest

Interest expense decreased by $148,000 to $749,000 for the three months ended April 30, 2013, from $897,000 for the three months ended April 30, 2012. For the nine months ended April 30, 2013, interest expense decreased by $742,000 to $2,186,000, from $2,928,000 for the nine months ended April 30, 2012, primarily due to a decrease in average outstanding borrowings.

Interest income increased by $3,000 to $16,000 for the three months ended April 30, 2013, from $13,000 for the three months ended April 30, 2012. For the nine months ended April 30, 2013, interest income decreased by $22,000 to $45,000, from $67,000 for the nine months ended April 30, 2012.

Other expense

In our second quarter of fiscal 2012, a $605,000 loss was recorded in other expense relating to the impairment of our investment in a company that developed a patented and proprietary antimicrobial agent.

Income taxes

The consolidated effective tax rate was 35.4% and 36.7% for the nine months ended April 30, 2013 and 2012, respectively. The decrease in the consolidated effective tax rate was principally due to the finalization of tax examinations in March 2013, Federal tax legislation enacted in January 2013 and the prior year unfavorable impact of recording a loss relating to the impairment of an investment, partially offset by a lower level of deductions in the current year as a percentage of pre-tax income, as described below.

For the nine months ended April 30, 2013 and 2012, approximately 96% and 97%, respectively, of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.4% and 37.5%, respectively. The lower overall effective tax rate for the nine months ended April 30, 2013 was principally caused by (i) Federal tax legislation that had expired in December 2011, but was re-enacted retroactively in January 2013 that enabled us to claim the research and experimentation tax credit for calendar 2012, (ii) the simultaneous finalization in March 2013 of an IRS examination in the United States and a Dutch tax authority examination in the Netherlands that resulted in a favorable tax adjustment in the United States and (iii) not recording a tax benefit in the prior year on a loss relating to the impairment of an investment as a result of the uncertainty of utilizing a capital loss tax benefit in the future. Partially offsetting these factors was a lower overall level of tax credits and deductions as a percentage of pre-tax income as the underlying basis for the various credits and deductions did not increase as much as the increase in pre-tax income.

For the nine months ended April 30, 2013 and 2012, approximately 4% and 3%, respectively, of our income before income taxes was generated from our operations in Canada, Singapore and the Netherlands. Collectively, these operations had an overall effective tax rate of 10.1% and 12.5% for the nine months ended April 30, 2013 and 2012, respectively. All three of these locations have lower statutory income tax rates compared to the United States. The lower effective tax rate for the nine months ended April 30, 2013 was the result of the recording of a tax benefit in our third quarter of fiscal 2013 due to removing a valuation allowance on our net operating loss carryforwards (“NOLs”) in the Netherlands since we believe it is more likely than not that we will utilize the remaining NOLs in the near future as we now have certainty of the amount of remaining NOLs and the likely future pre-tax income in the Netherlands due to the simultaneous finalization in March 2013 of an IRS examination in the United States and a Dutch tax authority examination in the Netherlands. The effective tax rate for the nine months ended April 30, 2012 was favorably affected by the recognition of tax benefits upon resolution of income tax uncertainties.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2011	$191,000
Lapse of statute of limitations	(67,000)
Unrecognized tax benefits on July 31, 2012	124,000
Activity during the nine months ended April 30, 2013	—
Unrecognized tax benefits on April 30, 2013	$124,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Cost of sales	$41,000	$51,000	$133,000	$141,000
Operating expenses:
Selling	69,000	109,000	250,000	300,000
General and administrative	802,000	533,000	2,396,000	2,545,000
Research and development	7,000	13,000	27,000	33,000
Total operating expenses	878,000	655,000	2,673,000	2,878,000
Stock-based compensation before income taxes	919,000	706,000	2,806,000	3,019,000
Income tax benefits	(332,000)	(247,000)	(1,008,000)	(1,073,000)
Total stock-based compensation expense, net of tax	$587,000	$459,000	$1,798,000	$1,946,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.02	$0.02	$0.07	$0.07

Diluted	$0.02	$0.02	$0.07	$0.07

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At April 30, 2013, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $5,371,000 with a remaining weighted average period of 19 months over which such expense is expected to be recognized. The majority of our nonvested awards relate to stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the nine months ended April 30, 2013 and 2012, income tax deductions of $3,073,000 and $2,435,000, respectively, were generated and increased additional paid-in capital by $1,986,000 and $1,315,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Liquidity and Capital Resources

Working capital

At April 30, 2013, our working capital was $88,923,000, compared with $78,751,000 at July 31, 2012. This increase was primarily due to the significant growth in operating income, as more fully explained elsewhere in this MD&A, and the November 1, 2012 acquisition of the SPS Business, which contributed total working capital of $2,293,000 on the date of the acquisition.

Cash flows from operating activities

Net cash provided by operating activities was $34,491,000 and $32,853,000 for the nine months ended April 30, 2013 and 2012, respectively. For the nine months ended April 30, 2013, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and an increase in income taxes receivable (due to the timing associated with tax payments), partially offset by  increases in inventories (due to planned strategic increases in stock levels of certain products primarily in our Water Purification and Filtration and Healthcare Disposables segments) and accounts receivable (primarily due to strong sales in the three months ended April 30, 2013) and a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation and vendor payments).

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

Cash flows from investing activities

Net cash used in investing activities was $49,208,000 and $101,724,000 for the nine months ended April 30, 2013 and 2012, respectively. For the nine months ended April 30, 2013, the net cash used in investing activities was primarily for the acquisition of the SPS Business, the agreement to acquire the Siemens’ Water Business and to a lesser extent, capital expenditures. For the nine months ended April 30, 2012, the net cash used in investing activities was primarily for the acquisition of the Byrne Medical Business and to a lesser extent, capital expenditures.

Cash flows from financing activities

Net cash provided by financing activities was $15,166,000 and $75,594,000 for the nine months ended April 30, 2013 and 2012, respectively. For the nine months ended April 30, 2013, the net cash provided by financing activities was primarily due to borrowings under our revolving credit facility relating to the acquisition of the SPS Business and our agreement to acquire the Siemens Water Business, partially offset by repayments under our credit facilities. For the nine months ended April 30, 2012, the net cash provided by financing activities was due primarily to borrowings under our credit facilities relating to the acquisition of the Byrne Medical Business, partially offset by repayments under our credit facilities.

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

Long-term contractual obligations

As of April 30, 2013, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$2,500	$10,000	$10,000	$10,000	$72,500	$—	$105,000
Expected interest payments under the credit facilities (1)	626	2,353	2,112	1,871	5	—	6,967
Minimum commitments under noncancelable operating leases	923	3,586	2,776	1,868	1,260	4,756	15,169
Acquisition payable	—	—	255	—	—	—	255
Compensation agreements	1,092	3,786	1,496	350	75	—	6,799
Deferred compensation and other	15	54	55	43	42	63	272
Total contractual obligations	$5,156	$19,779	$16,694	$14,132	$73,882	$4,819	$134,462

(1) The expected interest payments under both the term and revolving credit facilities reflect interest rates of 2.41% and 2.40%, which were our weighted average interest rates on outstanding borrowings at April 30, 2013 and reflects the impact of our interest rate swap agreements.

New U.S. Credit Agreement

In conjunction with the Byrne Acquisition and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “New U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The New U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The New U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the New U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to $839,000 at April 30, 2013.

Borrowings under the New U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New U.S. Credit Agreement (“Consolidated EBITDA”). At May 31, 2013, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.19% to 0.87%. The margins applicable to our outstanding borrowings were 0.75% above the lender’s base rate or 1.75% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at May 31, 2013. The New U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.30% at May 31, 2013.

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

On April 30, 2013, we had $105,000,000 of outstanding borrowings under the New U.S. Credit Agreement, which consisted of $32,500,000 and $72,500,000 under the Term Loan Facility and the Revolving Credit Facility, respectively. Subsequent to April 30, 2013, we repaid $5,000,000 under our Revolving Credit Facility resulting in total outstanding borrowings of $100,000,000 at May 31, 2013 and $32,500,000 was available to be borrowed under our Revolving Credit Facility.

Operating leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Acquisition payable

In connection with the Byrne Acquisition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at April 30, 2013, we have estimated $255,000 as the fair value of this payable, as more fully described in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

Compensation agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, which define certain compensation arrangements relating to various employment termination scenarios. In conjunction with the acquisitions of the Byrne Medical Business on August 1, 2011, the SPS Business on November 1, 2012 and the Eagle Pure Water Business on December 31, 2012, we entered into three-year employment agreements with certain executive officers of the acquired businesses.

Deferred compensation and other

Deferred compensation and other includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities. Additionally, deferred compensation and other includes an insurance related claim and minimum commitments under noncancelable capital leases.

Financing needs

Although most of our operating segments generate significant cash from operations, our Endoscopy, Healthcare Disposables, Dialysis and Water Purification and Filtration segments are the largest generators of cash. At April 30, 2013, we had a cash balance of $30,669,000, of which $5,025,000 was held by foreign subsidiaries. Such foreign cash is needed by our foreign subsidiaries for working capital purposes and is currently unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New U.S. Credit Agreement will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At May 31, 2013, $32,500,000 was available under our New U.S. Credit Agreement. In addition, subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the New U.S. Credit Agreement by an aggregate amount not to exceed $50,000,000 without the consent of the lenders.

Foreign currency

The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2012 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. Furthermore, certain cash bank accounts, accounts receivable and liabilities of our Canadian and United States subsidiaries are denominated and ultimately settled in United States dollars or Canadian dollars but must be converted into their functional currency.

Changes in the value of the Euro, Singapore dollar and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros,  Singapore dollars or British pounds but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2012 Form 10-K and therefore are impacted by changes in the Euro exchange rate relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $2,807,000 at May 31, 2013, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on June 30, 2013. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Gains and losses related to these hedging contracts to buy Euros, Singapore dollars and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and nine months ended April 30, 2013, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian or United States subsidiaries’ assets closely offset the currency impact on our Canadian or United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three and nine months ended April 30, 2013 compared with the three and nine months ended April 30, 2012.

For purposes of translating the balance sheet at April 30, 2013 compared with July 31, 2012, the total of the foreign currency movements resulted in a foreign currency translation loss of $37,000, net of tax, for the nine months ended April 30, 2013, thereby decreasing stockholders’ equity.

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

None of our sales contain right-of-return provisions, except a small portion of our sterility assurance products in our Healthcare Disposables segment. With respect to the sterility assurance products, in addition to a restocking fee and payment of freight by the customer, such returns must be undamaged, returned within 90 days and meet certain other criteria before products are accepted for return. As historical returns of these products have been rare, we record a nominal allowance for such product returns. For all other products, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $942,000 and $3,223,000 for the three and nine months ended April 30, 2013, respectively, and $1,002,000 and $2,894,000 for the three and nine months ended April 30, 2012, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

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

Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2012, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Dialysis and Specialty Packaging segments, which had average fair values that exceeded book values by approximately 19% and 24%, respectively. At April 30, 2013, goodwill relating to our Dialysis and Specialty Packaging reporting units were $8,133,000 and $7,110,000, respectively. We believe the most significant assumptions impacting the impairment assessment of Dialysis relate to the projected future operating results and cash flows of this segment, including the impact of the shift from reusable to single-use dialyzers as more fully explained elsewhere in this MD&A and in “Risk Factors” in our 2012 Form 10-K. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 14% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which forecasts are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On April 30, 2013, management concluded that no events or changes in circumstances have occurred during the three and nine months ended April 30, 2013 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On April 30, 2013, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant new taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales beginning in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Condensed Consolidated Statements of Income. For the three and nine months ended April 30, 2013, we recorded excise taxes of $854,000 and $1,176,000, respectively, in cost of sales. The regulations regarding the calculations of the medical device taxes have yet to be fully finalized, are complicated in nature and certain aspects can be subject to interpretation. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Condensed Consolidated Financial Statements.

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

•                  our continuing loss of dialysate concentrate business

•                  our dependence on a concentrated number of customers in three of our largest segments

•                  the volatility of fuel and oil prices on our raw materials and distribution costs

•                  the acquisition of new businesses and successfully integrating and operating such businesses

•                  the impact of U.S. health care reform legislation and other health care policy changes, including the imposition of significant new taxes on medical device makers in the form of an excise tax on U.S. medical device sales beginning in January 2013

•                  the adverse impact of increased competition on selling prices and our ability to compete effectively

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our Canadian and United States subsidiaries are denominated and ultimately settled in United States dollars or Canadian dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2012 Form 10-K.

Changes in the value of the Euro, Singapore dollar and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros,  Singapore dollars or British pounds but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 of the 2012 Form 10-K and therefore are impacted by changes in the Euro exchange rate relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are generally one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $2,488,000 at April 30, 2013, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on May 31, 2013. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three and nine months ended April 30, 2013, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income for the three and nine months ended April 30, 2013, compared with the three and nine months ended April 30, 2012, and stockholders’ equity from July 31, 2012 to April 30, 2013.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

February	—	$—	—	—
March	778	29.68	—	—
April	921	29.75	—	—
Total	1,699	$29.72	—	—

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

Date: June 10, 2013

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting
Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller