Form 10-K
period 2013-07-31
CANTEL MEDICAL CORP
filed 2013-09-30
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $713,130,033.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on August 30, 2013: 41,137,676.

Documents incorporated by reference:  Definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2013 Annual Meeting of Stockholders of Registrant.

PART I

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the beliefs and assumptions of management; they do not relate strictly to historical or current facts.  Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “will continue,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions generally identify forward-looking statements.   In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of this Form 10-K, entitled Risk Factors. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1.                                                      BUSINESS.

General

We are a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes. This segment also offers disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.  In addition, our therapeutic filtration business and chemistries business, formerly included in our All Other reporting segment, have been integrated with our Water Purification and Filtration segment for both operating and reporting purposes. Therapeutic filtration includes hollow fiber membrane filtration and separation technologies for medical applications. Chemistries include certain sterilants, disinfectants and decontamination services used in various applications for infection prevention and control.

•                     Healthcare Disposables: Single-use, infection prevention and control healthcare products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants. This segment also manufactures and provides biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets.

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

Most of our products are used to help prevent or control the occurrence or spread of infections.  During the fourth quarter of fiscal 2013, we changed our internal reporting processes by combining our Therapeutic Filtration and Chemistries operating segments, previously reported in the Other reporting segment, with our Water Purification and Filtration reporting segment to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. All periods presented have been restated to reflect these changes.

Fiscal 2013 Acquisitions

Acquisition of Siemens’ Hemodialysis Water Business

On March 22, 2013, we entered into an agreement to acquire from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”) certain net assets of Siemens’ hemodialysis water business, primarily consisting of customer service agreements for over 600 dialysis customers in the United States and Canada (the “Siemens Water Business” or the “Siemens Water Acquisition”). Such service agreements had contributed over $9 million in revenue to Siemens in calendar year 2012 and are being assigned to us by Siemens over several months on an individual customer by customer basis to ensure a seamless transition.  The Siemens Water Business is included in our Water Purification and Filtration segment.

The principal reasons for the acquisition were as follows: (i) the opportunity to increase service revenue and profitability of the service network for our hemodialysis water business through improved operating leverage, (ii) expanding our North American footprint for our hemodialysis water business into new geographies, (iii) the opportunity to sell capital equipment and recurring consumables to new customers and (iv) the expectation that the acquisition will be accretive to our earnings per share beyond fiscal 2013.

The total consideration for the transaction, excluding transaction costs of $362,000, was $8,300,000. The acquisition date of the Siemens Water Business was deemed to have occurred on July 30, 2013, the date on which the majority of the customer service agreements had been transferred to us. The Siemens Water Acquisition had an insignificant effect on our results of operations in fiscal 2013 due to the time frame in which this business was gradually transferred to us and is not reflected in our results of operations in fiscals 2012 and 2011. See “—Reporting Segments-Water Purification and Filtration” and Note 3 to the Consolidated Financial Statements.

Acquisition of Eagle Pure Water Business

On December 31, 2012, we purchased substantially all of the assets of Eagle Pure Water Systems, Inc., a provider of water treatment services for laboratory, industrial and medical customers in the Eastern Pennsylvania/Western New Jersey area (the “Eagle Pure Water Business” or the “Eagle Pure Water Acquisition”). The Eagle Pure Water Business generated pre-acquisition annual revenues of approximately $500,000 and the total consideration for the transaction was $870,000. The Eagle Pure Water Business is included in our Water Purification and Filtration segment.

The principal reasons for the acquisition were the strengthening of the sales and service business of our water purification business by adding Eagle Pure Water’s strategic Philadelphia market presence to enable us to better serve our national customers and to further expand our business into the laboratory and research segments. The Eagle Pure Water Acquisition had an insignificant effect on our results of operations for the fiscal year ended July 31, 2013 due to the small size of this business and is not reflected in fiscal years 2012 and 2011. See “—Reporting Segments-Water Purification and Filtration” and Note 3 to the Consolidated Financial Statements.

Acquisition of Polyp Trap

On November 13, 2012 we acquired the intellectual property, inventory and fixed assets of a polyp trap product line for $486,000.  This product line is used principally in the performance of endoscopy procedures for the purpose of safely and efficiently collecting tissue biopsy material.  The polyp trap product line has been incorporated into our Medivators procedural product portfolio, which is included in our Endoscopy segment.

This acquisition is included in our results of operations for the portion of fiscal year ended July 31, 2013 subsequent to its acquisition date, and is not reflected in fiscal years 2012 and 2011. See “—Reporting Segments-Endoscopy” and Note 3 to the Consolidated Financial Statements.

Acquisition of SPS Business

On November 1, 2012, we acquired all the issued and outstanding stock of SPS Medical Supply Corp., a private company based in Rochester, New York with pre-acquisition annual revenues of approximately $17,500,000 that manufactures and provides biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets (the “SPS Business” or the “SPS Acquisition”). The SPS Business offers a wide-array of products and services that enable healthcare facilities to safely and accurately monitor and verify their sterilization practices and protocols. Total consideration for the transaction, excluding transaction costs of $157,000, was $32,500,000. In addition, we acquired the SPS manufacturing and warehouse facility in Rochester, New York for approximately $3,500,000 from an affiliate of SPS Medical. The SPS Business is included in our Healthcare Disposables segment.

The principal reasons for the acquisition were (i) to expand our sterility assurance monitoring product portfolio, (ii) to expand our market share of the dental mail-in biological monitoring industry when combined with our existing monitoring business, (iii) to expand into the acute-care hospital market and alternate care markets, (iv) to increase the likelihood of cross-selling our existing products, (v) to leverage the sales and marketing infrastructure of our existing sterility assurance business and (vi) the expectation that the acquisition will be accretive to our earnings per share in fiscal 2013 and beyond.

This acquisition is included in our results of operations for the portion of fiscal year ended July 31, 2013 subsequent to its acquisition date, and is not reflected in fiscal years 2012 and 2011. See “—Reporting Segments-Healthcare Disposables” and Note 3 to the Consolidated Financial Statements.

Reporting Segments

The following table gives information as to the percentage of consolidated net sales accounted for by each of our reporting segments:

	Year Ended July 31,
	2013	2012	2011
	%	%	%

Endoscopy	37.7	39.6	31.9
Water Purification and Filtration	31.6	29.7	32.4
Healthcare Disposables	21.4	19.7	21.8
Dialysis	7.8	9.2	11.8
Other	1.5	1.8	2.1
	100.0	100.0	100.0

During the fourth quarter of fiscal 2013, we changed our internal reporting processes by combining our Therapeutic Filtration and Chemistries operating segments, previously reported in the Other reporting segment, with our Water Purification and Filtration reporting segment to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. All periods presented have been restated to reflect these changes. See”—General.”   For a presentation of net sales, operating income and total assets by reporting segment, see Note 18 to the Consolidated Financial Statements.

Endoscopy

General

We design, develop, manufacture, market and sell endoscope reprocessing systems, sterilants, detergents, related supplies as well as various disposable endoscopy procedure products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures. Endoscopes are sophisticated and fragile medical optical systems that are re-used with multiple patients and procedures. Although endoscopes generally can be manually disinfected, there are many problems associated with such methods, including the lack of uniform disinfection procedures, personnel exposure to disinfectant fumes and incomplete rinsing that could result in disinfectant residue remaining in or on the endoscope. We believe our endoscope reprocessing systems offer several advantages over manual immersion in disinfectants. Our products, which meet rigorous high-level disinfection assurance standards and regulations, allow the safe and effective use of endoscopes in healthcare facilities throughout the world.

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

We also offer an innovative array of disposable infection prevention and control “procedure” products used in the endoscopy procedure room itself as opposed to our endoscope reprocessing business which addresses infection prevention and control after a procedure is completed. These disposable products are intended to eliminate the challenges associated with proper cleaning and high-level disinsfection of numerous reusable components used in gastrointestinal endoscopy procedures.

Endoscope Reprocessing Products and Services

Our Medivators endoscope reprocessing product portfolio represents the most comprehensive offering of capital equipment, chemistries, consumables and services that are used to pre-clean, leak test, clean and disinfect flexible endoscopes from the point of removal from a patient through utilization in the next patient procedure. Our product range addresses virtually every need and function to properly disinfect endoscopes throughout the procedure cycle.

Our Medivators line of endoscope reprocessing systems includes several automated systems, such as the ADVANTAGE PLUS®, DSD EDGE® and DSD-201 systems, which are microprocessor-controlled, dual-basin, asynchronous endoscope disinfection systems, and the SSD-102, which is a single-basin version of the DSD-201 system.  We also manufacture the Medivators CER OPTIMATM series of countertop automated endoscope reprocessors which provide reliable, cost-effective and time-saving performance in a compact design for single and dual endoscope disinfection units.

Our ADVANTAGE PLUS endoscope reprocessing systems represent technologically advanced fully automated systems designed to be compliant with all North American and European standards and to compete against the other sophisticated systems currently available both in Europe and North America. All of the automated disinfection machines can be used on a broad variety of endoscopes and are programmable by the user. Certain models of the dual-basin systems can disinfect up to four endoscopes at a time. The ADVANTAGE PLUS system, a single—use chemistry reprocessor, has the United States Food and Drug Administration (“FDA”) and Health Canada clearance for use exclusively with our newest single-use chemistry, RAPICIDE® PA, a peracetic acid based, high-level disinfectant with a five-minute contact time used at 30 degrees Celsius, giving it superior material compatibility.

The ADVANTAGE PLUS, DSD EDGE, DSD-201, SSD-102 and CER Series systems are all CE marked for sale in European markets. We also have clearance to sell the systems in certain Asian markets and Australia.

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

In connection with our endoscopy business, we manufacture and sell RAPICIDE glutaraldehyde-based high-level disinfectant and sterilant, and RAPICIDE PA, a single-use peracetic acid-based high-level disinfectant, which have FDA 510(k) clearance for high-level disinfection claims of five minutes at 35 degrees Celsius and 30 degrees Celsius, respectively. RAPICIDE disinfectant has superior rinsibility which gives us a competitive market advantage. The disinfection contact times for RAPICIDE and RAPICIDE PA are currently some of the fastest available of any high-level disinfection products sold in the United States. We also sell ADASPOR® peracetic-acid based high-level disinfectant, manufactured by a third party in Europe, for the European and Asian markets that can be utilized in a wide variety of automated endoscope reprocessing systems.

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

Our Endoscopy segment offers various preventative maintenance programs, repair services and user training programs to support the effective operation of reprocessing systems over their lifetime. Our field service personnel and international third-party distributors install, maintain, upgrade and repair equipment.

Endoscopy Procedure Products

We manufacture, market and sell a line of disposable products designed to mitigate infection risks in the endoscopy arena.  These products include the ENDOGATOR® disposable GI endoscopy irrigation tubing product and the ENDO SMARTCAP® disposable sterile water bottle adaptor.  The ENDOGATOR tubing allows for 24-hour use without the need to repeatedly sterilize reusable irrigation tubing. The ENDO SMARTCAP adaptor provides a disposable sterile alternative to the reusable water bottle in GI endoscopy designed to minimize infection control risks that are associated with manual cleaning and high-level disinfection of the water bottle and its associated connection to the endoscope. We also offer a product known as the ENDOGATOR hybrid tubing, which combines the ENDO SMARTCAP and ENDOGATOR products into one innovative system. Utilizing a single disposable water bottle both for irrigation and cleaning the lens of the scope, this system maintains the superior patient safety standards characterizing Medivators endoscopy procedure products.

Other important endoscopy procedure products are the sterile DEFENDO® Disposable Biopsy Valve for Olympus®, Fujinon® and Pentax® endoscopes, and single-use air/water and suction valves, all of which are used in GI endoscopy.

During fiscal 2013, we introduced the ENDOCUFF® Endoscopic Overtube, a product designed to improve a physician’s ability to visualize and examine the mucosa during an endoscopic procedure. The ENDOCUFF Endoscopic Overtube slips over the tip of an endoscope and during withdrawal, its flexible arms open the bowel for inspection, everting large musocal folds providing clear views of mucosa previously difficult to visualize. The ENDOCUFF Endoscopic Overtube reduces slippage and assists the physician by maintaining a steady view while instruments are fed through the biopsy channel.

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

Purification systems can include combinations of proven treatment methods such as (i) reverse osmosis (RO), which is a filtration process that forces liquid through non-porous or semi-porous membranes to remove particles, microorganisms and dissolved minerals and organics; (ii) carbon filtration, which removes chlorine and dissolved organic contamination by adsorption; (iii) ultra-filtration, which removes bacteria, viruses and other ultrafine impurities from water using a membrane similar in design to a RO membrane; (iv) deionization, which is an ion exchange platform that requires resin regeneration (see “Service & Maintenance; Resin Regeneration” below); and (v) electro-deionization, which is a form of deionization that is based on the conductance of electrical charges. We have significant expertise in packaging these technologies to meet specific requirements of customers requiring high-purity water that is free of contamination.

We are the market leader in the supply of FDA 510(k) cleared water purification systems to the dialysis industry in North America. During fiscal 2013, approximately 68% of our sales in this segment were derived from sales of products and service to dialysis clinics and hospitals in North America.

Our growth in the Water Purification and Filtration segment, particularly in the medical/dialysis arena, over the past several years has been driven principally from acquisitions as well as new product introductions such as heat sanitized water systems.

Water Purification Equipment

Our product line of water purification systems has been designed to produce biologically pure water targeted for use in the healthcare, life sciences, food and beverage, and commercial industrial markets. We have significant expertise in the design and manufacture of water treatment systems engineered to meet specific water requirements of the healthcare, life sciences and beverage industries. Such expertise includes designing systems capable of delivering water for hemodialysis that meets the water quality standards and good manufacturing standards of AAMI (Association for the Advancement of Medical Instrumentation) and all grades of USP (US Pharmacopeia) water (i.e., water meeting the FDA enforced standards of the United States Pharmacopeia) including “USP Purified Water” which is a FDA requirement for the labeling of “purified” bottled water. We also package these same technologies and expertise in industrial designs to meet the requirements for high-purity water in the commercial industrial markets such as boiler feedwater production or high quality rinsewater production.

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

Our standard line of equipment includes the Biolab equipment line of reverse osmosis (RO) machines 2200, 3300, 4400, 8400, RODI® combination RO and electro-deionization system, and various heat disinfecting configurations, as well as the 23G and the MILLENIUM HXTM (MHX in Canada), the leading medical portable reverse osmosis unit. These product lines are complemented in the United States by the product lines exclusively licensed in the Gambro Acquisition, including the WRO 300, WRO 300H, CWP 100, WRO 101-104 and 106H, a leading heat disinfecting system. In addition, during fiscal 2013, we added the VPURE 4400H® and BIOPURE HX2TM Lines of USP high purity water systems.  Our extensive product offerings can be configured to serve all of our target markets.

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

Resin regeneration (also known as service deionization and carbon exchange) is the process in which cylinders (pressure vessels with an inlet connection and an outlet connection) are assembled, sanitized, and filled with ion exchange resin, which is processed using hydrochloric acid and caustic soda. These cylinders are connected to a customer’s water supply. As the water passes through the ion exchange resin beads, minerals carrying an electrical charge bind to the resin beads and are removed from the water. When the electrical charge that is placed on the resin beads during the regeneration process is exhausted, the cylinders are exchanged for identical cylinders with regenerated resin. The cylinders with exhausted resin are returned by service personnel to one of our regeneration plants, and the resin is regenerated for use by the same or another customer. Customers are charged for each cylinder replacement.

Filtration - Water

We offer a full line of filters utilizing hollow fiber membrane technology. The filters, sold under the FIBERFLO® capsule filters and FIBERFLO cartridge filters names, are utilized to remove impurities from liquid streams for a wide range of applications. We also added the POSICLEAR® (1) pleated filter as part of the Gambro product line acquisition, another FDA 510(k) cleared product for hemodialysis water filtration.  Such applications include the filtering of ultrapure water to remove bacteria and other contaminants in medical environments to provide protection for patients undergoing treatments that use ultrapure water. Our cartridge filters are validated to remove endotoxins in dialysis water, which is included in our registration of the filters as medical devices under FDA 510(k) regulations. The filters are also used in medical device reprocessing systems to help meet reprocessing water quality guidelines outlined by AAMI. In industrial applications, the filters are used to protect systems from contamination from particulates and microorganisms.

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

Filtration - Therapeutic

Our therapeutic filtration products are extracorporeal filters that utilize our proprietary hollow fiber membrane technology. These filters include hemoconcentrators, hemofilters and specialty filters utilized for therapeutic medical applications.

We offer a comprehensive line of hemoconcentrators. A hemoconcentrator is a device used by a perfusionist (a health care professional who operates heart-lung bypass equipment) to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery. Because the entire blood volume of the patient passes through the hemoconcentrator during an open-heart procedure, the biocompatibility of the blood-contact components of the device is critical.

Our hemoconcentrators are designed to meet the clinical requirements of neonatal through adult patients. Our principal products are the HEMOCOR HPH® hemoconcentrators, which contain our proprietary polysulfone hollow fiber and also feature a unique “no-rinse” design that allows it to be quickly and efficiently inserted into the bypass circuit at any time during an open-heart procedure.

We also offer a line of RENAFLO® II hemofilters. A hemofilter is a device that performs hemofiltration in a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients who cannot tolerate the rapid filtration rates of conventional hemodialysis. The hemofilter removes water, waste products and toxins from the circulating blood of patients while conserving the cellular and protein content of the patient’s blood. Our hemofilter line features no-rinse, polysulfone hollow fiber filters that require minimal set-up time for healthcare professionals. The hemofilter is available in six different models to meet the clinical needs of neonatal through adult patients.

Our proprietary hollow fiber membranes and therapeutic products are sold to biotechnology manufacturers that integrate the filters into their own proprietary systems and through third-party distributors.

Sterilants

MINNCARE® cold sterilant is a liquid sterilant product used to sanitize and disinfect high-purity water systems. MINNCARE cold sterilant is based on our proprietary peracetic acid sterilant technology and is engineered to clean and disinfect RO membranes and associated water distribution systems. MINNCARE cold sterilant is widely used in the dialysis, medical, pharmaceutical and other industries to disinfect ultrapure water systems as part of overall procedures to control the contamination of systems by microorganisms and spores. ACTRIL® cold sterilant is a ready-to-use formulation of our proprietary peracetic acid based sterilant technology. It is used for surface disinfection in a variety of industries, including the

(1)  POSICLEAR is a trademark owned by Gambro that is exclusively licensed to us for use in the United States.

medical and pharmaceutical industries. The sporicidal capabilities of ACTRIL cold sterilant make it an appropriate selection for sterile manufacturing facilities that require such sporicidal disinfection on a monthly basis.

Our “Dry Fog” equipment dispenses our cold sterilant products in a mist form into rooms and certain structures with complex geometries in order to achieve validated surface disinfection.  These systems currently are sold principally for clean room applications and sterile manufacturing markets in Europe and the United States.

REVOX® Contract Sterilization Service

We offer a sterilization service business based upon a variation of one of our peracetic acid-based products. This service provides medical device, pharmaceutical and consumer product companies the capability to sterilize their products at room temperature with a rapid turnaround time. Our REVOX contract sterilization service is the only rapid turnaround, true room-temperature vapor sterilization (18 — 30°C) service for the medical, pharmaceutical and consumer products industries. The technology allows heat-sensitive devices to be sterilized without compromising materials compatibility, product quality or integrity, and also significantly reduces the preparation time of the sterilization process that is associated with other methods.

Healthcare Disposables

We are a leading manufacturer and reseller of single-use, infection control healthcare products used principally in the dental market. We offer a broad selection of core disposable products, comprising over 60 categories of dental merchandise, including face masks, sterilization pouches and accessories, towels and bibs, tray covers, saliva ejectors and evacuators, germicidal wipes, plastic cups, surface barriers, disinfectants and cleaners, hand care products, gloves, prophy angles and prophy pastes, cotton products, needles and syringes, scalpels and blades, and fluoride trays and gels.

We maintain a leading market position in the United States for face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, sterilization pouches, biological monitoring and plastic cups used in the dental market. Our strategy includes the continued development, licensing and/or acquisition of innovative branded products with unique and value-added selling propositions. One of our newer unique and innovative products is an earloop face mask sold under the SECURE FIT® name.  This product incorporates an aluminum strip on the top and bottom of the mask, allowing the wearer to adjust and conform the fit of the mask to the contour of their face, significantly minimizing the gapping that often occurs when wearing traditional earloop face masks.  This feature is available in all of our three American Society for Testing and Materials (ASTM) product performance classification face masks — Level 1 (ISOFLUID® masks), Level 2 (Procedural) and Level 3 (ULTRA® masks).

We also provide sterility assurance products and services.  With the acquisition of Confirm Monitoring in fiscal 2011, we began to offer both a mail-in service and in-office biological monitoring (spore test) systems enabling healthcare professionals in the dental market to verify the performance of their sterilizers in accordance with the United States Centers for Disease Control and Prevention (“CDC”) and industry guidelines for daily or weekly testing.  We expanded the scope of this business during fiscal 2013 with the acquisition of the SPS Business in November 2012. The addition of the SPS Business strengthened our position in the acute-care and alternate-care markets while broadening our sterility assurance product portfolio.  With the SPS Business, we now offer a wide-array of products and services that enable hospitals, surgical centers, office-based practitioners and dental facilities to safely and accurately monitor and verify their sterilization practices and protocols.

During fiscal 2013 we introduced RAPICIDE OPA/28, an ortho-phthalaldehyde (OPA) based high level disinfectant for the reprocessing of heat-sensitive semi-critical devices. RAPICIDE OPA/28 is an FDA, 510(k) cleared product that has a reuse period of 28 days, twice the reuse life of all other OPA based high level disinfectants available on the market with the fastest disinfection time — 10 minutes at room temperature. OPA/28 is our first reprocessing chemical that can be used in manual soak applications. It is sold by both our Endoscopy and Healthcare Disposables sales teams.

We have also experienced continued growth of our SURE-CHECK® sterilization pouches and COMFORT PLUS® saliva ejectors. The SURE-CHECK sterilization pouches are self-sealing pouches with a multi-variable (parameter) chemical indicator ink printed on the pouch both internally and externally. This multi-variable chemical indicator is a sterility assurance monitoring device providing the user with a reliable visual indication that the conditions for sterilization occurred without having to insert a separate chemical indicator into the pouch itself. The chemical indicators on the pouch undergo a color change reaction when all three key sterilization parameters - time, temperature and presence of steam have occurred. The COMFORT PLUS saliva ejector uses a patented design featuring rounded edges, smooth surfaces and strategically placed suction ports that help to enhance patient comfort while protecting delicate mucosal tissue.

We believe that the continued concern generated over respiratory viruses such as MERS (Middle East Respiratory Syndrome), the novel H1N1 flu pandemic during fiscals 2010 and 2009, as well as the SARS outbreak in 2003, have significantly increased awareness of the need for prevention and control measures to address these infectious diseases. We believe that we are well qualified to address the global need for face masks, disinfectants and other products relating to infection prevention and control, including pandemic influenza preparedness. Based on our significant face mask manufacturing capabilities, we are well positioned to increase production of face masks should the need arise due to a recurrence of another pandemic influenza outbreak or other outbreaks of infectious disease(s).

Our healthcare disposable products are sold globally to approximately 350 wholesale customers in over 100 countries, with a significant majority located in the United States. Our distribution partners generally include major healthcare distributors, group purchasing organizations and buying co-operatives that sell our products to dental practices as well as medical, veterinary, government and educational institutions. The majority of our healthcare disposable products are sold under the Crosstex brand name. We also produce private label products for several of our distribution partners.

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

Today, we believe that up to approximately one-third of all dialysis procedures in the United States reuse dialyzers, although there is no independent information available to verify that approximation. The shift from reusable to single-use dialyzers during the past decade is principally due to the decreasing cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. A material decrease in dialyzer reuse in the United States in favor of single-use dialyzers would have a significant adverse effect on our dialysis business. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our dialyzer reprocessing products include the RENATRON® II automated dialyzer reprocessing system (“RENATRON system”), the RENALOG® RM data management system and RENALIN® 100 cold sterilant, a peracetic acid based sterilant.

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

Our RENALIN 100 cold sterilant is a proprietary peracetic acid-based formula that, when used with our RENATRON system, effectively cleans, disinfects and sterilizes dialyzers without the hazardous fumes and potential disposal issues related to gluteraldehyde and formaldehyde reprocessing solutions. RENALIN 100 cold sterilant is the leading dialyzer reprocessing solution in the United States.

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

In addition, to meet regulatory requirements that mandate shippers of infectious and biological substances to be trained and certified at least every two years or as often as regulations change, we offer a variety of training options allowing the customer to choose the method that best meets their needs. We provide open enrollment symposium-style training seminars in various cities, private seminar training at customers’ on-site locations, on-line webinars, as well as self-paced internet and DVD software. We offer our internet training programs in English, French and Spanish.

Our customer base consists of medical research companies, diagnostic, clinical and university laboratories, pharmaceutical and biotechnology companies, United States and Canadian government agencies, hospitals and state public health departments. Our packaging, thermal and training products are distributed worldwide both directly and through third-party distributors.

Government Regulation

Many of our products are subject to regulation by the FDA, which regulates the testing, manufacturing, packaging, distribution and marketing of our medical devices and water purification devices in the United States. Delays in FDA review can significantly delay new product introduction and may result in a product becoming “dated” or losing its market opportunity before it can be introduced. Certain of our products may also be regulated by other governmental or private agencies, including the Environmental Protection Agency (“EPA”), Underwriters Lab, Inc. (“UL”), and comparable agencies in certain foreign countries. The FDA and other agency clearances generally are required before we can market such new or significantly changed existing products in the United States or internationally. The FDA and certain international governmental agencies also have the authority to require a recall or modification of products in the event of a defect or other issues.

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

In addition, many of our infection prevention and control products sold in Canada, Europe, Japan and China are subject to comparable regulations and requirements as those described above. International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. For example, since we sell our products in Europe, we were required to be certified as having a Quality System that meets the ISO 13485-2003 standard.

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

From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. Although we do not currently foresee extraordinary difficulty in obtaining the materials, sub-assemblies, components, or other supplies necessary for our business operations, we cannot predict whether we will encounter difficulties or incur substantial price increases in the future that adversely affect our business.

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

As of August 31, 2013, we held 43 United States patents and 45 foreign patents, and had 14 United States patents and 47 foreign patents pending. The majority of our United States and foreign patents, for individual products, are effective for twenty years from the filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We believe that the patents in each of our segments are important. In addition, we license from independent third parties under certain patents, trade secrets and other intellectual property, the right to manufacture and sell our sterilants and RAPICIDE disinfectant (see “—Reporting Segments-Endoscopy”), water purification equipment using Gambro technology (see “—Reporting Segments-Water Purification and Filtration”) and phase change material products (see “—Reporting Segments-Specialty Packaging”). These licenses, each of which is long-term, are critical to our commercialization of those products.

Our products and services are sold around the world under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. As of August 31, 2013, we had a total of 445 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as 60 trademark applications pending worldwide.

Seasonality

Our businesses generally are not seasonal in nature.

Principal Customers

None of our customers accounted for 10% or more of our consolidated net sales during fiscals 2013 and 2012, except for DaVita Inc. (“DaVita”), which accounted for approximately 10.4% and 10.2% of our consolidated net sales in fiscals 2013 and 2012, respectively.

Except as described below, none of our segments are reliant upon a single customer, or a few customers, the loss of any one or more of which could have a material adverse effect on the segment.

In our Water Purification and Filtration segment, Fresenius and DaVita collectively accounted for approximately 48.5% of our segment net sales. The loss of a significant amount of business from Fresenius or DaVita could have a material adverse effect on our Water Purification and Filtration segment.

Our Healthcare Disposables segment is reliant on four customers who collectively accounted for approximately 54.0% of our Healthcare Disposables segment net sales and 11.6% of our consolidated net sales during fiscal 2013.  The loss of a significant amount of business from any of these four customers or a further consolidation of such customers could have a material adverse effect on our Healthcare Disposables segment.

During fiscal 2013, one customer, DaVita, accounted for approximately 36.4% of our Dialysis segment net sales. The loss of a significant amount of business from this customer would have a material adverse effect on our Dialysis segment, as further explained in “—Reporting Segments—Dialysis,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

On August 31, 2013, our consolidated backlog was approximately $47,282,000, compared with approximately $30,344,000 on September 14, 2012. The majority of the backlog was in our Water Purification and Filtration segment which had backlog of $36,528,000 and $22,432,000 at August 31, 2013 and September 14, 2012, respectively. The increase in backlog in our Water Purification and Filtration segment is primarily attributable to organic growth in purchase orders for our capital equipment sold to dialysis clinics and to a lesser extent, the impact of the Siemens Acquisition. The entire backlog is expected to be recognized as revenue within one year of such date.

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

Segments

Information with respect to competition within our most significant individual segments is as follows:

We believe that the ability of our Water Purification and Filtration segment to successfully compete in the water purification, filtration and disinfectant market derives from our expertise in an FDA regulated environment, our broad product offerings and the high value and quality of our products and services. We are the market leader in the supply of FDA 510(k) cleared water purification systems to the dialysis industry in North America. Our numerous acquisitions of both large and small companies in the medical water purification field have given us a competitive advantage due to our expanded product offerings and our national service coverage. We believe that by focusing our efforts principally on the dialysis, pharmaceutical, biotechnology, medical and commercial industrial markets, providing a high level of customer service and making selective acquisitions, we can continue to grow this segment.

In our Healthcare Disposables segment, our principal competitors vary by product type, but principally encompass bigger companies that serve larger, non-dental channels such as hospitals and physician offices. Such competitors include Kimberly-Clark, 3M, Steris, Danaher/Sybron, Dentsply/Sultan Healthcare, Amcor and more generically less expensive imported products from Asia and other lower cost locations. We believe that our long-standing brand reputation in dentistry, product quality, superior customer service and breadth of product line are competitive advantages and are the basis for our success in this segment.

In our Endoscopy segment, our principal competitors are Steris, Custom Ultrasonics, Olympus, ASP division of Johnson & Johnson, Metrex, Ruhof, Ecolab, Endo Choice, ERBE, Cygnus Medical and ConMed. We believe that our principal competitive advantages include the strength of our dedicated sales team in the United States, our comprehensive product line of automated endoscope reprocessors, disposable procedure products, and proprietary chemistries, the advanced features and product innovation of our automated endoscope reprocessors and other endoscopy products, our reputation for providing high-quality and reliable products, and our highly responsive clinical support and service teams focused on endoscopy.

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

Research and Development

Research and development expenses (which include continuing engineering costs) increased by $66,000 to $9,320,000 in fiscal 2013 from $9,254,000 in fiscal 2012. Our research and development expenses primarily relate to development work on new products in our three largest segments, Endoscopy, Water Purification and Filtration and Healthcare Disposables, as well as continuing engineering costs primarily related to endoscopy products.

Environmental Matters

We anticipate that our compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment will not have any material effect on our capital expenditures, earnings or competitive position.

Employees

As of August 31, 2013, we employed 1,292 persons of whom 1,163 are located in the United States, 73 are located in Canada, 33 are located in the Southeast Asia and 23 are located in Europe, Africa and the Middle East. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

We have operations in Canada, Europe, Asia and other areas outside of the United States. These operations involve the same business segments as our domestic operations. For a geographic presentation of revenues and other financial data for the three years ended July 31, 2013, see Note 18 to the Consolidated Financial Statements.

Our foreign operations are subject, in varying degrees, to a number of inherent risks. These risks include, among other items, foreign currency exchange rate fluctuations, changes in local economic conditions and tax regulations, unsettled political, regulatory or business conditions, and government-sponsored boycotts and tariffs on our products or services.

Depending on the direction of change relative to the U.S. dollar, foreign currency exchange rate fluctuations can increase or reduce the reported dollar amounts of the Company’s net assets and results of operations. Overall, foreign currency movements relative to the U.S. dollar did not have a significant impact on net income during fiscal 2013. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations. See “Risk Factors.”

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

Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which reuse market has been continuing to decrease in the United States.

Our dialyzer reprocessing products are limited to use by centers that choose to clean, sterilize and reuse dialyzers, rather than discard the dialyzers after a single-use. Dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing dialyzer reuse compared with single-use and such dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Although current public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single-use, it is clear that the market share of single-use dialyzers has been increasing during the past decade relative to reuse dialyzers. We believe that approximately one-third of all dialysis procedures in the United States currently reuse dialyzers, although there is no independent information available to verify that approximation.

All or substantially all dialysis clinics owned by Fresenius, the largest dialysis chain in the United States and a manufacturer of single-use dialyzers, are single-use facilities. We believe that dialysis clinics owned by DaVita, the second largest dialysis chain in the United States, perform approximately fifty percent of its dialysis procedures using reuse. During the last decade, there has been a continuing shift from reusable to single-use dialyzers, principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius to convert dialysis clinics performing reuse to single-use facilities. Furthermore, DaVita, our largest dialysis customer, has been continuously evaluating the economics and other factors associated with single-use versus reuse on a market-by-market basis. This has resulted in the conversion of certain clinics from reuse to single-use. In addition, DaVita in many cases is opening new clinics as single-use clinics. A material decrease in dialyzer reuse in the United States in favor of single-use dialyzers would have a significant adverse effect on our dialysis business and our consolidated financial performance.

The Company believes that if the per-procedure cost of single-use relative to reuse decreases to a level that makes it more economical to switch from reuse to single-use, then all or a substantial number of our customers may elect to make such switch in whole or material part. The loss of or material decrease in purchases from any of our major customers due to such economics or any other reason would have a material adverse effect on our Dialysis segment and our consolidated financial performance. See “Business - Principal Customers,” “Business - Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Net sales of our Dialysis segment accounted for 7.8% of our total net sales in fiscal 2013 compared with 9.2% of net sales in fiscal 2012 and 11.8% of net sales in fiscal 2011. Our Dialysis segment accounted for 11.5%, 13.3%, and 24.2% of our total reporting segments’ operating income (before general corporate expenses and interest expense) in fiscals 2013, 2012 and 2011, respectively. This reduction in percentage of total sales is expected to continue beyond fiscal 2013 primarily due to organic growth of our segments other than Dialysis and the effect on our future results of operations from acquisitions.

Industry consolidation and the highly competitive market have resulted in the continued loss of dialysate concentrate sales.

The downward trend of sales of our dialysate concentrate business continued during fiscal 2013. Fresenius manufactures dialysate concentrate itself and therefore provides dialysate concentrate to its own dialysis clinics. DaVita and certain international customers have also continued their reduction of dialysate concentrate purchases from us as a result of the highly competitive and price sensitive market for such product.  In addition, there is increased demand in the market for powdered dialysate products, which we do not manufacture, principally due to the lower freight costs associated with the powdered products.

Because a significant portion of our Water Purification and Filtration, Dialysis and Healthcare Disposables segments net sales comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.

In our Water Purification and Filtration segment, two customers, Fresenius and DaVita, collectively accounted for 48.5% of our fiscal 2013 net sales for this segment. The loss of a significant amount of business from either of these two customers would have a material adverse effect on our Water Purification and Filtration segment.

During fiscal 2013, DaVita accounted for 36.4% of the Dialysis segment net sales. We are highly dependent on DaVita as a customer and any material shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales.

The distribution network in the United States dental industry is concentrated, with relatively few distributors of consumable products accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of our Healthcare Disposables segment are highly dependent on our relationships with a limited number of large distributors. During fiscal 2013, the top four customers of our Healthcare Disposables segment accounted for 54.0% of its net sales.  The loss or a significant reduction of business from any of the major customers of the Healthcare Disposables segment could adversely affect our results of operations. In addition, because our Healthcare Disposables segment products are primarily sold through third-party distributors and not directly to end users, we cannot control the amount and timing of resources that our distributors devote to our products.

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

From time to time we experience price increases for raw materials, with no guarantee that such increases can be passed along to our customers. During fiscal 2008, for example, we experienced unprecedented price increases in certain raw materials due in large part to the rising price of fuel and oil, including chemicals, paper and plastics (resins and bottles) which had a significant adverse impact on our gross margins. In addition, we experienced significant difficulty in obtaining certain chemicals in fiscal 2008 due to apparent shortages by certain suppliers. In fiscal 2009, prices and raw material availability normalized. However, in fiscal 2011, the cost of certain raw materials rose again adversely affecting our gross margins. Although we do not currently foresee extraordinary difficulty in obtaining the materials, sub-assemblies, components or other supplies necessary for our business operations, we cannot predict if similar difficulties as those experienced in fiscals 2008 and 2011 will occur again in the future, including further price increases, that may adversely affect our business.

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

•                  retain and motivate key personnel and retain the customers and suppliers of acquired companies; and

•                  successfully promote and increase sales and profits of acquired product lines.

Even if acceptable financing is obtained, such financing may result in charges associated with the potential write-off of existing deferred financing costs. We also may not be able to sustain the rates of growth that we have experienced in the past, whether by acquiring businesses or otherwise.  In addition, we often experience competition from third parties interested in the same acquisition candidate.  This may result in increases in the price paid for acquisition candidates.

Other risks and uncertainties related to acquisitions include:

•                  delays in realizing the benefits of the transactions, including achievement of anticipated operating efficiencies and synergies and other transaction benefits as well as forecasted sales and earnings;

•                  diversion of management’s time and attention;

•                  difficulties in implementing and maintaining uniform standards, controls, procedures and policies; and

•                  risks associated with the assumption of contingent or undisclosed liabilities of acquired companies.

We are subject to Accounting Standards Codification (“ASC”) 805, “Business Combinations,” (“ASC 805”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, contingent future consideration, any non-controlling interest in the acquiree and the goodwill acquired. The provisions of ASC 805 relating to contingent future consideration, or earn-outs, require us to record the fair value of such estimated amounts at the date of acquisition and continually remeasure the liability at each balance sheet date, which has the potential for creating significant earnings volatility. In particular, the August 1, 2011 acquisition of the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), included a $10,000,000 potential cash earnout payable to BMI over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. Accordingly, on the date of the acquisition we recorded a $2,700,000 estimate of the cash earnout payable to BMI. During fiscal years 2012 and 2013 we remeasured this liability every quarter, which resulted in significant earnings volatility, as more fully explained in Notes 3 and 6 to the Consolidated Financial Statements.

In addition, we have occasionally used our stock as partial consideration for acquisitions. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing stockholders, and potential acquisition candidates may not view our stock attractively. In the case of the acquisition from BMI, we agreed that if the aggregate value of the stock consideration used in the purchase price is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations (the “Price Floor”). Accordingly, we recorded $3,000,000 as the estimated fair value of the potential payable to BMI relating to the Price Floor and are remeasuring this liability every quarter, which has resulted in significant earnings volatility, as more fully explained in Notes 3 and 6 to the Consolidated Financial Statements.

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. If future operating results of the acquired businesses are significantly less than the results anticipated at the time of the acquisitions, we may be required to incur impairment charges. At July 31, 2013, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that approximated book value.

Assumptions regarding the growth of businesses we acquire may differ from actual results.

Our limited operating experience and market recognition in new international markets may limit our international expansion strategy and cause our international return on investments and growth to suffer.

Our future growth depends in part on our international expansion efforts. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in locations and environments unfamiliar to us. Additionally, global operations are subject to risks, including political and economic instability, general economic conditions, imposition of government controls, the need to comply with a wide variety of foreign and United States export laws and trade restrictions. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor and market practices, difficulties in keeping abreast of market, business and technical developments, foreign customers’ requirements and preferences and the difficulty of administering business overseas. We may also encounter difficulty expanding in new international markets because of competitors already entrenched in the market and our limited brand recognition leading to delayed acceptance of our products in these new international markets. Our failure to develop new markets or disappointing growth outside of existing markets may negatively affect our return on investments relating to our international expansion efforts.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 was signed into law. The legislation imposes significant new taxes on medical device makers in the form of a

2.3% excise tax on all U.S. medical device sales beginning in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows. Since a significant portion of our sales are considered medical device sales under this new legislation, we are recording the excise tax in cost of sales, thereby adversely affecting our gross profit percentage beginning in January 2013.  During the seven month period ending July 31, 2013 that the excise tax was applicable, our total excise tax incurred was $2,087,000, which decreased our gross profit by such amount.  If this legislation had been effective throughout all of fiscal 2013, we estimate that our annual excise tax would have been approximately $3,600,000. Although we have been implementing cost reductions and revenue enhancement initiatives to mitigate this new excise tax, the tax has adversely affected our results of operations and cash flows as indicated above. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business. In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation may have on us or on our customers’ purchasing decisions regarding our products and services.

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

Competition from lower cost manufacturing facilities such as those located in China, Southeast Asia and certain locations within North America could result in a reduction in our net sales of healthcare disposable products due to reduced average selling prices or our customers no longer purchasing certain products from us.

Despite expensive shipping costs, quality concerns, sustainability issues and other matters, some of our competitors manufacture certain healthcare disposable products in lower cost locations such as China, Southeast Asia and certain locations within North America. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior, our sales in the future may be adversely affected by either loss of sales or reductions in the prices of our products as a result of this lower cost competition. Price erosion resulting from lower cost competition did not have a material adverse impact on our business during fiscal year 2013, but no assurance can be given that we will not face increased competition in the future.

We are subject to extensive government regulation. Government regulation may delay or prevent new product introduction.

Many of our products are subject to regulation by governmental and private agencies in the United States and abroad, which regulate the testing, manufacturing, storage, packaging, labeling, distribution and marketing of medical supplies and devices. Certain international regulatory bodies also impose import restrictions, tariff regulations, duties and tax requirements. Delays in agency review can significantly delay new product introduction and may result in a product becoming “dated” or losing its market opportunity before it can be introduced. The FDA and other agency clearances generally are required before we can market new products in the United States or make significant changes to existing products. The FDA also has the authority to require a recall or modification of products in the event of a defect or other issues. The process of obtaining marketing clearances and approvals from regulatory agencies for new products can be time consuming and expensive. There is no assurance that clearances or approvals will be granted or that agency review will not involve delays that would adversely affect our ability to commercialize our products.

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

During fiscals 2010 and 2009, certain portions of our business were adversely affected by the deterioration in the general economy and credit markets by causing our customers to slow spending on our products, especially capital equipment which required large financial commitments by our customers at a time when budgets were being reduced and access to capital markets was adversely impacted. A future deterioration in the economy or other adverse economic condition, including a tightening of the credit markets, could adversely affect our results of operations since customers could decide to curtail or postpone purchases or could have difficulty financing desired purchases. In addition, our exposure to bad debt losses could also increase if customers are unable to pay for products previously ordered and delivered. There can be no assurance when an adverse economic condition will occur, the severity of the condition, or how long such a condition will last.  Sales of capital equipment represented approximately 26% of our fiscal 2013 consolidated net sales and are primarily included in our Water Purification and Filtration, Endoscopy and Dialysis segments.

Increases in interest rates may adversely affect our future results of operations.

At July 31, 2013, we had total outstanding borrowings of $95,000,000 under our existing credit facilities that bore interest at rates that ranged from 1.94% to 2.62%. Interest rates on outstanding borrowings are variable and substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, our future results of operations may be adversely affected if LIBOR interest rates on our outstanding balance were to increase substantially. However, in order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows on a substantial portion of our outstanding debt, as more fully explained in Notes 5 and 9 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 1B.                UNRESOLVED STAFF COMMENTS.

None.

Item 2.                   PROPERTIES.

Owned Facilities

Our principal owned facilities include the following:

Location	Purpose	Square Footage	Principal Operating Segment
Plymouth, MN	Executive, administrative and sales staff, research operations, manufacturing and warehousing	110,000	Endoscopy, Dialysis, Water Purification and Filtration
Plymouth, MN	Manufacturing, warehousing and vacant land	65,000	Endoscopy, Dialysis, Water Purification and Filtration
Plymouth, MN	Manufacturing, warehousing, administrative and sales staff	43,000	Water Purification and Filtration
Hauppauge, NY	Executive, administrative and sales staff, manufacturing and warehousing	65,000	Healthcare Disposables
Buena Park, CA	Warehousing and regeneration plan	14,000	Water Purification and Filtration
Conroe, TX	Manufacturing, warehousing and administrative, sales and other staff	60,000	Endoscopy
Conroe, TX	Manufacturing and vacant land	12,000	Endoscopy
Rush, NY	Manufacturing, warehousing and administrative, sales and other staff	37,000	Healthcare Disposables

Leased Facilities

Our principal leased facilities include the following:

Location	Purpose	Square Footage	Principal Operating Segment
Plymouth, MN	Warehousing	44,000	Various
Hauppauge, NY	Warehousing	46,000	Healthcare Disposables
Sharon, PA	Manufacturing and warehousing	52,000	Healthcare Disposables
Santa Fe Springs, CA	Manufacturing and warehousing	35,000	Healthcare Disposables
Lawrenceville, GA	Manufacturing and warehousing	40,000	Healthcare Disposables
Burlington, Ontario	Sales and administrative offices, research and engineering, manufacturing and warehousing	22,000	Water Purification and Filtration
Skippack, PA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	23,000	Water Purification and Filtration
Heerlan, the Netherlands	Sales and service offices, warehouse and distribution hub	21,000	Various
Lowell, MA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	26,000	Water Purification and Filtration
Norcross, GA	Sales and administrative offices, warehousing and regeneration plant	11,000	Water Purification and Filtration
Downers Grove, IL	Sales and administrative offices, warehousing and regeneration plant	11,000	Water Purification and Filtration
San Antonio, TX	Sales, service, storage and regeneration plant	9,000	Water Purification and Filtration
Conroe, TX	Executive, sales and finance offices, research and development, training	18,000	Endoscopy

Edmonton, Alberta	Executive, sales and administrative offices, manufacturing and warehousing	12,000	Specialty Packaging
Englewood, CO	Administration and laboratory	9,000	Healthcare Disposables
Little Falls, NJ	Corporate executive offices	12,500	Cantel Medical Corp.

In addition, we lease office and sales space in Singapore and Beijing, China that is used for all of our operating segments other than Healthcare Disposables and Specialty Packaging.

We lease additional space for our Water Purification and Filtration segment in Mount Jackson, Virginia; Fairfield, New Jersey; Indianapolis, Indiana; Orion Township, Michigan; North Royalton, Ohio; Durham, North Carolina; Murfreesboro, Tennessee; Carrollton, Texas; Auburn, Washington; Lakeland, Florida; Concord, California; Claremore, Oklahoma; Golden, Colorado; Toronto, Ontario; and Montreal, Quebec. The Downers Grove, Norcross, Toronto and Montreal facilities serve as warehouses and regeneration plants, while the other locations are small storage facilities supporting local service operations.

We also lease additional space for our Specialty Packaging segment in Hanover, Maryland that is used for sales and marketing, warehousing and as a distribution hub.

Net rentals for leased space for fiscal 2013 aggregated $3,375,000 compared with $3,304,000 in fiscal 2012.

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

	HIGH	LOW

Year Ended July 31, 2013
First Quarter	$18.97	$16.40
Second Quarter	21.79	16.73
Third Quarter	21.89	19.27
Fourth Quarter	26.86	20.81

Year Ended July 31, 2012
First Quarter	$12.26	$8.82
Second Quarter	14.42	10.62
Third Quarter	16.86	12.74
Fourth Quarter	19.00	14.04

On February 1, 2012, the Company issued 14,932,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012. On July 12, 2013, the Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effective in the form of a 50% stock dividend paid on July 12, 2013 to stockholders of record on July 1, 2013.

In fiscal 2011, we announced a 20% increase in the semiannual cash dividend to $0.0267 per share (adjusted for the stock splits) of outstanding common stock, which was paid on each of January 28, 2011 and July 29, 2011 and totaled $2,064,000. In fiscal 2012, we announced a 17% increase in the semiannual cash dividend to $0.0311 per share (adjusted for the stock splits) of outstanding common stock, which was paid on each of January 31, 2012 and July 31, 2012 and totaled $2,523,000. On October 31, 2012, our Board of Directors approved an 18% increase in the semiannual cash dividend to $0.0367 per share (adjusted for the stock splits) of outstanding common stock, which was paid on each December 14, 2012 and July 23, 2013 and totaled $3,016,000.

Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors. However, it is our current expectation that semiannual cash dividends of at least $0.0367 per common share will continue to be paid in the foreseeable future.

On August 30, 2013, the closing price of our common stock was $25.90 and we had 390 record holders of common stock. A number of such holders of record are brokers and other institutions holding shares of common stock in “street name” for more than one beneficial owner.

The following table represents information with respect to purchases of common stock made by the Company during the fourth quarter of fiscal 2013:

			Total number of shares	Maximum number of
Month			purchased as part of	shares that may yet
of	Total number of	Average price	publicly announced	be purchased under
Purchase	shares purchased	paid per share	plans or programs	the program

May	16,592	$21.93	—	—
June	15,528	22.93	—	—
July	9,179	25.74	—	—
Total	41,299	$23.15	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the fourth quarter of fiscal 2013 represent shares surrendered to the Company relating to cashless exercises and to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the Russell 2000 index and the Dow Jones US Health Care Equipment & Services index over the same period (assuming an investment of $100 in our common stock and in each of the indexes on July 31, 2008, and where applicable, the reinvestment of all dividends).

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.                   SELECTED CONSOLIDATED FINANCIAL DATA.

The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. Since the acquisitions of the SPS Business, Eagle Pure Water Business and Siemens Water Business were consummated on November 1, 2012, December 31, 2012 and July 30, 2013, respectively, their results of operations are included in the Consolidated Statements of Income Data for the portion of fiscal 2013 subsequent to their respective acquisition dates. Since the Byrne Medical Business was acquired on August 1, 2011, it is reflected in the Consolidated Statements of Income Data for fiscals 2013 and 2012. The acquired operations of the ConFirm Monitoring Business are reflected in the Consolidated Statements of Income Data for fiscals 2013, 2012 and the portion of fiscal 2011 subsequent to its acquisition on February 11, 2011. Gambro Water is reflected in the Consolidated Statements of Income Data for fiscals 2013, 2012 and the portion of fiscal 2011 subsequent to its acquisition on October 6, 2010. Purity Water Company of San Antonio, Inc. (“Purity”) is reflected in the Consolidated Statements of Income Data for fiscals 2013, 2012, 2011 and the portion of fiscal 2010 subsequent to its acquisition on June 1, 2010. G.E.M. Water Systems Int’l, LLC (“G.E.M.”) was acquired on the last day of fiscal 2009 and therefore is included in the Consolidated Statements of Income Data for fiscals 2013, 2012, 2011 and 2010 (but the net assets of G.E.M. are included in the Consolidated Balance Sheets Data as of July 31, 2009.) The acquired operations of the SPS Business, Eagle Pure Water Business, Siemens Water Business, Byrne Medical Business, ConFirm Monitoring Business, Gambro Water, Purity, and G.E.M. are not reflected in the Consolidated Statements of Income Data for any other periods presented.

Per share and share amounts for fiscals 2009 through 2012 have been retroactively adjusted from amounts previously reported to reflect three-for-two stock splits in the form of 50% stock dividends paid in each February 2012 and July 2013. Such adjustments are consistent with the 2013 presentation.

Consolidated Statements of Income Data

(Amounts in thousands, except per share data)

	Year Ended July 31,
	2013	2012	2011	2010	2009

Net sales	$425,026	$386,490	$321,651	$273,952	$260,050
Cost of sales	241,550	222,323	198,868	162,981	160,571
Gross profit	183,476	164,167	122,783	110,971	99,479

Income before interest, other expense and income taxes	63,188	52,124	31,336	32,665	27,451
Interest expense, net	2,834	3,650	874	1,110	2,495
Other expense	—	605	—	—	—
Income before income taxes	60,354	47,869	30,462	31,555	24,956
Income taxes	21,115	16,532	10,037	11,614	9,387
Net income	$39,239	$31,337	$20,425	$19,941	$15,569

Earnings per common share:
Basic	$0.96	$0.78	$0.53	$0.53	$0.42
Diluted	$0.95	$0.77	$0.52	$0.52	$0.42

Dividends per common share	$0.07	$0.06	$0.05	$0.05	$—

Weighted average number of shares and common stock equivalents attributable to both common stock and participating securities
Basic	40,908	40,338	38,474	37,749	37,168
Diluted	41,197	40,777	38,979	38,177	37,297

Consolidated Balance Sheets Data

(Amounts in thousands, except per share data)

	July 31,
	2013	2012	2011	2010	2009

Total assets	$487,671	$434,812	$321,443	$280,665	$277,871
Current assets	150,660	133,892	111,324	94,731	88,910
Current liabilities	59,151	55,141	43,411	40,984	39,113
Working capital	91,509	78,751	67,913	53,747	49,797
Long-term debt	85,000	80,000	24,000	11,000	33,300
Stockholders’ equity	321,132	275,936	234,315	209,405	187,116
Book value per outstanding common share	$7.81	$6.79	$6.03	$5.52	$5.00
Common shares outstanding	41,138	40,651	38,865	37,949	37,449

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

Results of Operations provides a discussion of the consolidated results of operations for fiscal 2013 compared with fiscal 2012, and fiscal 2012 compared with fiscal 2011.

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

Overview

Cantel is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes. This segment also offers disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets. In addition, our therapeutic filtration business and chemistries business, formerly included in our All Other reporting segment, have been integrated with our Water Purification and Filtration segment for both operating and reporting purposes. Therapeutic filtration includes hollow fiber membrane filtration and separation technologies for medical applications. Chemistries include certain sterilants, disinfectants and decontamination services used in various applications for infection prevention and control.

•                  Healthcare Disposables: Single-use, infection prevention and control products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants. This segment also manufactures and provides biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets.

•                  Dialysis: Medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis.

•                  Specialty Packaging: Specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. (The Specialty Packaging operating segment is reported in the Other reporting segment.)

Most of our equipment, consumables and supplies are used to help prevent or control the occurrence or spread of infections.

Significant Activity

(i)                                In fiscal 2013 compared to fiscal 2012, net sales and net income increased by 10.0% and 25.2%, respectively. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 74% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    improved sales and profitability in our Water Purification and Filtration segment primarily relating to (i) higher sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by the growing number of dialysis patients and clinics in the United States and our new product introductions such as our heat sanitized water purification systems, which are sold at higher average selling prices than the systems with the traditional non-heated sanitization technology, (ii) the market shortage of certain therapeutic filters as a result of damage done from an earthquake to the manufacturing facilities of a large competitor and (iii) increased demand for our sterilants from other manufacturers in the United States,

•                                    higher sales and profitability in our Healthcare Disposables segment, primarily due to the November 1, 2012 acquisition of SPS Medical Supply Corp., increased demand for our face masks and sterility assurance products and improved gross profit percentage,

•                                    improved sales and profitability in our Endoscopy segment in fiscal 2013 principally due to (i) a shift of product mix to higher margin products including increases in sales volume of endoscope reprocessing disinfectant and consumable products as a result of the increased field population of equipment, as well as disposable infection control products used in gastrointestinal (GI) endoscopy procedures as a result of new product introductions,  (ii) the inclusion in our first quarter of fiscal 2012 of $1,519,000 in one-time acquisition related charges for the Byrne Acquisition and (iii) lower commission expense,

•                                    the implementation of various cost control initiatives such as the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner,

•                                    lower interest expense notwithstanding additional borrowings for the acquisitions of SPS Medical Supply Corp. and Siemens Industry, Inc.’s and Siemens Canada Limited’s (collectively, “Siemens”) hemodialysis water business, and

•                                    the impairment of an investment during the second quarter of fiscal 2012, as more fully described in Note 21 to the Consolidated Financial Statements and elsewhere in this MD&A.

The above factors were partially offset by:

•                                    decreases in sales volume of our endoscope reprocessing equipment as these capital equipment sales were elevated in prior periods partially as a result of our participation in a major initiative by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing equipment as well as regulatory issues experienced by a major competitor,

•                                    the recording within cost of sales of $2,087,000 in fiscal 2013 in medical device excise tax as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which became effective January 2013,

•                                    incurring approximately $696,000 in one-time acquisition related charges for acquisitions completed in fiscal 2013,

•                                    an unfavorable net change of $591,000 in general and administrative expenses relating to favorable fair value adjustments of contingent consideration and a price floor financial instrument that were more favorable in the prior year compared with the current year, as further described in Notes 3 and 6 to the Consolidated Financial Statements, and

•                                    decreases in net sales in our Dialysis operating segment, although we have been able to minimize the adverse impact to the segment’s profitability in fiscal 2013 compared with fiscal 2012.

(ii)                             We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted by the decrease in demand for our RENATRON® reprocessing equipment, sterilants and dialysate concentrate products, as more fully described elsewhere in this MD&A. This reduction in dialysis sales has reduced overall profitability in this segment as compared with profitability in fiscal years prior to 2012. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. A material decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability in this segment in the future. See “Risk Factors” elsewhere in this Form 10-K.

(iii)                          In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 was signed into law. The legislation imposes a significant new tax on medical device makers in the form of an excise tax on certain U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, our gross profit percentage is being adversely affected beginning in January 2013, as more fully described elsewhere in this MD&A.

(iv)                         On March 22, 2013, our Mar Cor subsidiary entered into an agreement to acquire from Siemens certain net assets of Siemens’ hemodialysis water business (the “Siemens Water Business” or the “Siemens Water Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements.

(v)                            On December 31, 2012, our Mar Cor subsidiary acquired certain net assets of Eagle Pure Water Systems, Inc. (the “Eagle Pure Water Business” or the “Eagle Pure Water Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements.

(vi)                         On November 1, 2012, our Crosstex subsidiary acquired all the issued and outstanding stock of SPS Medical Supply Corp. (the “SPS Business” or “SPS Medical”), as more fully described in Note 3 to the Consolidated Financial Statements.

(vii)                      The Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effective in the form of a 50% stock dividend paid on July 12, 2013 to stockholders of record on July 1, 2013. This stock split was in addition to the three-for-two stock split effective in the form of a 50% stock dividend paid on February 1, 2012, as more fully described elsewhere in this MD&A.

(viii)                   On October 31, 2012, our Board of Directors approved an 18% increase in the semiannual cash dividend to $0.0367 per share ($0.055 per share on a pre-split basis) of outstanding common stock, which was paid on each of December 14, 2012 and July 31, 2013, as more fully described elsewhere in this MD&A.

(ix)                         In order to more fully capitalize on the strength of the Medivators brand name currently used in our endoscopy business, we decided to change the name of Minntech Corporation to Medivators Inc. (“Medivators”). The name change was effective on August 1, 2012.

(x)                            On August 1, 2011, the start of fiscal 2012, our Medivators subsidiary acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), as more fully described in Note 3 to the Consolidated Financial Statements. Certain components of the acquisition’s purchase price were recorded at fair value and are continually re-measured at each balance sheet date, which has created earnings volatility as further described elsewhere in this MD&A and in Notes 3 and 6 to the Consolidated Financial Statements.

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

(xii)                      In fiscal 2011, we acquired the Gambro Business on October 6, 2010 and the ConFirm Monitoring Business on February 11, 2011, as more fully described in Note 3 to the Consolidated Financial Statements.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the acquisitions of the SPS Business and the Eagle Pure Water Business were consummated on November 1, 2012 and December 31, 2012, respectively, their results of operations are included in the portion of fiscal 2013 subsequent to their acquisition dates, and are not included in our results of operations for fiscals 2012 and 2011. The SPS Business is included in the Healthcare Disposables segment and the Eagle Pure Water Business is included in the Water Purification and Filtration segment.

On March 22, 2013, Mar Cor entered into an agreement to acquire the Siemens Water Business by gradually transitioning customer service agreements to Mar Cor, which the majority of such contracts were transitioned as of July 30, 2013, the deemed acquisition date. Consequently, the results of operations of the Siemens Water Business had an insignificant impact on our results of operations in fiscal 2013 and are not included in our results of operations in fiscals 2012 and 2011. The Siemens Water Business is included in our Water Purification and Filtration segment.

Since the acquisition of the Byrne Medical Business was completed on August 1, 2011, its results of operations are included in our results of operations for fiscals 2013 and 2012 and are not reflected in our results of operations for fiscal 2011. The Byrne Medical Business is included in the Endoscopy segment.

Since the acquisitions of the Gambro Business and ConFirm Monitoring Business were completed on October 6, 2010 and February 11, 2011, respectively, their results of operations are included in our results of operations for fiscals 2013, 2012 and the portion of fiscal 2011 subsequent to their respective acquisition dates. The Gambro Business is included in the Water Purification and Filtration segment and the ConFirm Monitoring Business is included in the Healthcare Disposables segment.

During the fourth quarter of fiscal 2013, we changed our internal reporting processes by combining our Therapeutic Filtration and Chemistries operating segments, previously reported in the Other reporting segment, with our Water Purification and Filtration reporting segment to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. All periods presented have been restated to reflect these changes.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments.

	Year Ended July 31,
	2013		2012		2011
	(Dollar amounts in thousands)
	$	%	$	%	$	%
Endoscopy	160,317	37.7	153,224	39.6	102,484	31.9
Water Purification and Filtration	134,196	31.6	114,609	29.7	104,308	32.4
Healthcare Disposables	90,904	21.4	76,229	19.7	70,202	21.8
Dialysis	33,148	7.8	35,644	9.2	38,055	11.8
Other	6,461	1.5	6,784	1.8	6,602	2.1
	425,026	100.0	386,490	100.0	321,651	100.0

Fiscal 2013 compared with Fiscal 2012

Net Sales

Net sales increased by $38,536,000, or 10.0%, to $425,026,000 in fiscal 2013 from $386,490,000 in fiscal 2012.

The increase in net sales in fiscal 2013 was principally attributable to increases in sales of water purification and filtration products and services, healthcare disposables products and endoscopy products and services.

Net sales of water purification and filtration products and services increased by $19,587,000, or 17.1%, in fiscal 2013 compared with fiscal 2012 primarily due to (i) an increase in demand for our water purification capital equipment, consumables and service in the dialysis industry mainly as a result of the growing number of dialysis patients and clinics in the United States and our new product introductions such as our heat sanitized water purification systems, which are sold at higher average selling prices than systems with the traditional non-heated sanitization technology, (ii) elevated demand, both in the United States and internationally, for our hemoconcentrator products (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) as a result of a market shortage of these filters due to damage done from an earthquake to the manufacturing facilities of a large competitor, which were subsequently repaired, (iii) increased demand for our sterilants from other manufacturers in the United States and (iv) to a lesser extent, price increases on certain water purification products and services, which were implemented to partially offset increased costs.

Net sales of healthcare disposables products increased by $14,675,000, or 19.3%, in fiscal 2013 compared with fiscal 2012 principally due to (i) the inclusion of $13,945,000 in net sales from the acquired SPS Business on November 1, 2012, (ii) increases in customer demand in the United States for our face masks and sterility assurance products and (iii) to a lesser extent, price increases on certain healthcare disposables products, which were implemented to partially offset increased costs. These items were partially offset by the loss of some private label business as a result of a customer’s decision to purchase certain healthcare disposable products from low cost providers including competitors whose products are manufactured in countries that have lower overall operating costs.

Net sales of endoscopy products and services increased by $7,093,000, or 4.6%, in fiscal 2013 compared with fiscal 2012 primarily due to increases in demand in the United States for (i) our disinfectants, service and consumables due to the increase in the installed base of endoscope reprocessing equipment and (ii) our new product introductions of valves, kits and hybrid tubing procedural products (disposable infection control products used in gastrointestinal (GI) endoscopy procedures). These increases were partially offset by (i) a decrease in demand for our endoscope reprocessing equipment as demand had been elevated in the prior year period and (ii) overall lower selling prices of approximately $3,240,000 principally related to procedural products partly as a result of our strategic growth plan, which includes securing new sales to Group Purchasing Organizations (GPOs) which typically receive discounted selling prices as a result of their purchasing volume. Demand for our endoscope reprocessing equipment had been elevated during the second half of fiscal 2011 and the first half of fiscal 2012 due to our previous investments in new product offerings and sales and marketing programs, as well as regulatory issues experienced by a major competitor, all of which enabled us to increase our sales of endoscope reprocessing equipment including successfully participating in a major initiative beginning in the second half of fiscal 2011 by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing equipment. Beginning in our second quarter of fiscal 2012, this elevated level of capital equipment sales gradually decreased to a similar level that existed prior to the second half of fiscal 2011. However, we expect disinfectants, service, consumables and equipment accessories, which are sold at higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment.

Net sales of dialysis products and services decreased by $2,496,000, or 7.0%, in fiscal 2013 compared with fiscal 2012 due to decreases in demand in both the United States and internationally (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our RENATRON® dialyzer reprocessing equipment, sterilants and dialysate concentrate product (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment). Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-

use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A material decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales.

Gross Profit

Gross profit increased by $19,309,000, or 11.8%, to $183,476,000 in fiscal 2013 from $164,167,000 in fiscal 2012. Gross profit as a percentage of net sales in fiscals 2013 and 2012 was 43.2% and 42.5%, respectively.

The higher gross profit as a percentage of net sales in fiscal 2013 compared with fiscal 2012 was primarily due to (i) a more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages than each segment’s prior year overall gross profit percentages such as our face masks and sterility assurance products (including sales of products relating to the newly acquired SPS Business) in our Healthcare Disposables segment, disinfectants and procedural products in our Endoscopy segment and filters and sterilants in our Water Purification and Filtration segment as well as decreases in sales volume of lower margin products such as endoscope reprocessing equipment in our Endoscopy segment, as discussed above and (ii) the inclusion in fiscal 2012 of a $893,000 one-time acquisition accounting charge relating to the acquired inventory in the Byrne Acquisition. These items were partially offset by (i) the inclusion of $2,087,000 for a new excise tax on qualified U.S. medical device sales beginning January 2013, (ii) lower selling prices of certain products primarily in our Endoscopy segment partly as a result of our strategic growth plan, which includes securing new sales to Group Purchasing Organizations (GPOs) which typically receive discounted selling prices as a result of their purchasing volume, (iii) $498,000 in severance related charges as part of our cost reduction initiatives and (iv) a $177,000 one-time acquisition accounting charge relating to the acquired inventory in the November 1, 2012 acquisition of the SPS Business.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 was signed into law. The legislation imposes a significant new tax on medical device makers in the form of an excise tax on all U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, we began recording the excise tax in cost of sales in January 2013 thereby adversely affecting our gross profit percentage. Although we have implemented cost reductions and revenue enhancement initiatives to partially offset this new excise tax, we cannot provide any assurances that we will be successful in further reducing the impact of this tax on our business. Additionally, other elements of this legislation could meaningfully change the way health care is developed and delivered and may materially impact numerous aspects of our business in the future. See “Risk Factors” elsewhere in this Form 10-K.

Furthermore, we cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by uncertainties associated with our product mix, (ii) by further price competition in certain of our segments such as Healthcare Disposables (due to a more competitive environment as well as competition from products manufactured in lower cost locations, as explained below), Endoscopy (primarily due to our growth strategy as explained above) and Dialysis (relating to the market shift from reusable to single-use dialyzers as explained above) or (iii) if raw materials and distribution costs increase and we are unable to implement further price increases. Some of our competitors manufacture certain healthcare disposable products in lower cost locations such as China, Southeast Asia and certain locations within North America due to lower overall costs despite expensive shipping costs, quality concerns, sustainability issues and other matters. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior, we may experience significant pricing pressure that would adversely affect our gross profit in the future in our Healthcare Disposables segment as a result of lower cost competition from products produced in other geographic locations.

Operating Expenses

Selling expenses increased by $2,620,000, or 4.7%, to $57,786,000 in fiscal 2013 from $55,166,000 in fiscal 2012 primarily due to the inclusion of selling expenses relating to the November 1, 2012 acquisition of the SPS Business and increased investments to further develop and support our sales team such as hiring additional sales personnel primarily in our Water Purification and Filtration and Endoscopy segments, funding increased travel budgets and providing annual raises, partially offset by approximately $800,000 in lower commissions primarily due to a change in the structure of our Endoscopy sales commission plan as well as less sales of higher commission products.

Selling expenses as a percentage of net sales were 13.6% and 14.3% in fiscals 2013 and 2012, respectively.

General and administrative expenses increased by $5,559,000, or 11.7%, to $53,182,000 in fiscal 2013 from $47,623,000 in fiscal 2012 primarily due to (i) the inclusion of general and administrative expenses of the acquired SPS Business on November 1, 2012, (ii) higher personnel costs primarily relating to additional personnel, annual salary raises, employee benefit costs, recruiting and compensation costs associated with the hiring of our new Chief Operating Officer, (iii) an unfavorable net change of $591,000 relating to favorable fair value adjustments of contingent consideration and a price floor financial instrument that were more favorable in the prior year compared with the current year, as further described in Notes 3 and 6 to the Consolidated Financial Statements, (iv) the inclusion of $519,000 of acquisition related expenses relating to fiscal 2013 acquisitions and (v) higher bad debt expense. These increases were partially offset by the prior year inclusion of $626,000 in acquisition related expenses relating to the Byrne Acquisition and the prior year recording of $309,000 in additional stock-based compensation related to an employment termination which required us to accelerate the vesting of certain stock options and restricted shares.

General and administrative expenses as a percentage of net sales were 12.5% in fiscal 2013 compared with 12.3% in fiscal 2012.

Research and development expenses (which include continuing engineering costs) were consistent in fiscal 2013 compared with fiscal 2012.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Year Ended July 31,
	2013		2012
	(Dollar amounts in thousands)
	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales

Endoscopy	$32,361	20.2%	$31,083	20.3%
Water Purification and Filtration	16,381	12.2%	9,819	8.6%
Healthcare Disposables	17,576	19.3%	12,437	16.3%
Dialysis	8,705	26.3%	8,366	23.5%
Other	857	13.3%	1,065	15.7%
Operating income	75,880	17.9%	62,770	16.2%
General corporate expenses	(12,692)		(10,646)
Income before interest, other income and income taxes	$63,188	14.9%	$52,124	13.5%

The Endoscopy segment’s operating income increased by $1,278,000, or 4.1%, in fiscal 2013 compared with fiscal 2012 primarily due to (i) increases in demand in the United States for our disinfectants, service, consumables and disposable procedural products, which are primarily higher margin products, (ii) the inclusion in our first quarter of fiscal 2012 of a $893,000 one-time acquisition accounting charge relating to the acquired inventory in the Byrne Acquisition, (iii) the prior year inclusion of $626,000 in acquisition related expenses relating to the Byrne Acquisition, (iv) lower commission expense and (v) lower warranty expense per unit relating to our endoscope reprocessing equipment. These items were partially offset by (i) a decrease in demand for our endoscope reprocessing equipment, (ii) lower selling prices of certain Endoscopy products, (iii) the recording of new medical device excise taxes beginning in January 2013, (iv) an unfavorable net change of $671,000 in general and administrative expenses relating to favorable fair value adjustments of contingent consideration and a price floor financial instrument that were more favorable in the prior year compared with the current year, as further described in Notes 3 and 6 to the Consolidated Financial Statements, (v) additional investments in our sales team, and (vi) severance related charges as part of our cost reduction initiatives.

The Water Purification and Filtration segment’s operating income increased by $6,562,000, or 66.8%, in fiscal 2013 compared with fiscal 2012 primarily due to due to (i) an increase in demand for our water purification capital equipment, consumables and service in the dialysis industry, as well as hemoconcentrator products and sterilants, as explained above, and (ii) the implementation of various cost control initiatives such as changes in the management structure and the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner. Partially offsetting these increases were (i) an increase in selling expenses due to the expansion of our sales team, (ii) annual salary increases, (iii) the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013, (iv) approximately $362,000 of acquisition costs related to the Siemens Acquisition and (v) an increase in warranty expense per unit relating to certain water purification capital equipment.

If we had not restructured our segment reporting in fiscal 2013 by combining two segments recorded in Other to the Water Purification and Filtration segment, the Other reporting segment in fiscals 2013 and 2012 would have had operating income of $3,244,000 and an operating loss of $734,000, respectively, and the operating income of the Water Purification and Filtration segment would have been $13,994,000 and $11,618,000, respectively.

The Healthcare Disposables segment’s operating income increased by $5,139,000, or 41.3%, in fiscal 2013 compared with fiscal 2012 primarily due to improved gross profit percentage, as explained above, and the acquisition of the SPS Business on November 1, 2012, partially offset by the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013.

Despite a 7.0% decrease in net sales, the Dialysis segment’s operating income increased by $339,000, or 4.1%, in fiscal 2013 compared with fiscal 2012 primarily due to decreases in sales and marketing expense and general and administrative expense as a result of various cost control initiatives such as the allocation of certain internal resources to other segments as well as the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner.

General corporate expenses relate to certain unallocated corporate costs primarily related to executive management personnel and being a publicly traded company. The increase in such costs in fiscal 2013 compared with fiscal 2012 is primarily due to the addition of internal and external resources, including the hiring of a Chief Operating Officer in November 2012, to address various growth initiatives and new compliance requirements.

Interest

Interest expense decreased by $837,000 to $2,895,000 in fiscal 2013, from $3,732,000 in fiscal 2012, primarily due to a decrease in average outstanding borrowings.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described elsewhere in this MD&A and in Notes 5 and 9 to the Consolidated Financial Statements.

Interest income decreased by $21,000 to $61,000 in fiscal 2013 from $82,000 in fiscal 2012.

Other Expense

In our second quarter of fiscal 2012, a $605,000 loss was recorded in other expense relating to the impairment of our investment in a company that developed a patented and proprietary antimicrobial agent, as more fully described elsewhere in this MD&A.

Income Taxes

The consolidated effective tax rate was 35.0% and 34.5% in fiscals 2013 and 2012, respectively. As further described below, the increase in the consolidated effective tax rate was principally due to recording a tax benefit in fiscal 2012 relating to the closing of our Japan location, partially offset by the fiscal 2012 unfavorable impact of recording a loss relating to the impairment of an investment as compared with the following fiscal 2013 items: (i) the favorable impact of the finalization of tax examinations in March 2013 and (ii) Federal tax legislation enacted in January 2013 that enabled us to claim the research and experimentation tax credit for calendar 2012, partially offset by a lower level of deductions in the current year compared to the prior year as a percentage of pre-tax income.

In fiscals 2013 and 2012, approximately 96% and 92%, respectively, of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.2% and 36.7%, respectively. The lower overall effective tax rate in fiscal 2013 was principally caused by (i) Federal tax legislation that had expired in December 2011, but was re-enacted retroactively in January 2013, that enabled us to claim the research and experimentation tax credit for calendar 2012, (ii) the simultaneous finalization in March 2013 of an IRS examination in the United States and a Dutch tax authority examination in the Netherlands that resulted in a favorable tax adjustment in the United States and (iii) not recording a tax benefit in the prior year on a loss relating to the impairment of an investment as a result of the uncertainty of utilizing a capital loss tax benefit in the future. Partially offsetting these factors was a lower overall level of tax credits and deductions as a percentage of pre-tax income as the underlying basis for the various credits and deductions increased significantly less than the 26% increase in pre-tax income.

In fiscals 2013 and 2012, approximately 4% and 3%, respectively, of our income before income taxes was generated from our operations in Canada, Singapore and the Netherlands. Collectively, these operations had an overall effective tax rate of 4.7% and 23.5% in fiscals 2013 and 2012, respectively. All three of these locations have lower statutory income tax rates compared to the United States. The low effective tax rate in fiscal 2013 was the result of the recording of a tax benefit in our third quarter of fiscal 2013 due to removing a valuation allowance on our net operating loss carryforwards (“NOLs”) in the Netherlands since we believe it is more likely than not that we will utilize the remaining NOLs in the near future as we now have certainty of the amount of remaining NOLs and the likely future pre-tax income in the Netherlands due to the simultaneous finalization in March 2013 of an IRS examination in the United States and a Dutch tax authority examination in the Netherlands. The effective tax rate in fiscal 2012 was favorably affected by the recognition of tax benefits upon resolution of income tax uncertainties and not recording tax expense on the fiscal 2012 profits from operations at our Netherlands subsidiary due to the existence of NOLs.

In fiscal 2012, approximately 5% of our income before income taxes was generated from our subsidiary in Japan, which we closed in July 2012 as part of our decision to service our Japan customers in a more cost effective manner. The closing of our Japan location had an insignificant impact on our consolidated income before income taxes in fiscal 2012 because the losses from the write down of this investment recorded in our United States financial statements were offset by related gains recorded in our Japan subsidiary financial statements (excluding approximately $390,000 in severance and other closing costs). These gains, which are not indicative of normal operating activities, were the primary reason why our Japan subsidiary generated approximately 5% of our income before income taxes in fiscal 2012. However, as a portion of these gains were not taxable in Japan and due to the existence of net operating loss carryforwards in Japan, we did not record income tax expense on the gains. Conversely, we recorded an income tax benefit in the United States on the investment losses as we are able to claim a worthless stock tax deduction on our United States tax return. Consequently, our consolidated income tax expense was reduced by approximately $1,000,000 in our fourth quarter of fiscal 2012, which increased both basic and diluted earnings per share by approximately $0.02. Excluding the favorable tax impact of this event, our consolidated effective tax rate for fiscal 2012 would have been 36.6%.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2011	$191,000
Lapse of statute of limitations	(67,000)
Unrecognized tax benefits on July 31, 2012	124,000
Activity during fiscal 2013	—
Unrecognized tax benefits on July 31, 2013	$124,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2013	2012

Cost of sales	$174,000	$195,000
Operating expenses:
Selling	329,000	397,000
General and administrative	3,198,000	3,203,000
Research and development	32,000	45,000
Total operating expenses	3,559,000	3,645,000
Stock-based compensation before income taxes	3,733,000	3,840,000
Income tax benefits	(1,343,000)	(1,363,000)
Total stock-based compensation expense, net of tax	$2,390,000	$2,477,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.06	$0.06

Diluted	$0.06	$0.06

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

The stock-based compensation expense recorded in the Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards, accelerated vesting related to certain employment terminations and assumptions used in determining estimated forfeitures. The fair value of each option grant is determined on the date of grant using the Black-Scholes option valuation model. We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. If the market price of our common stock increases or factors change and we employ different assumptions in the application of Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), the compensation expense that we would record for future stock options and stock awards may differ significantly from what we have recorded in the current period.

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At July 31, 2013, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $4,727,000 with a remaining weighted average period of 17 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award is granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. In fiscals 2013 and 2012, such income tax deductions reduced income taxes payable by $3,892,000 and $3,329,000, respectively, and increased additional paid-in capital by $2,875,000 and $1,970,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows on our Consolidated Statements of Cash Flows.

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

Net sales of water purification and filtration products and services increased by $10,301,000, or 9.9%, in fiscal 2012 compared with fiscal 2011 primarily due to (i) increases in demand for our water purification capital equipment and service in the dialysis industry including the impact of the prior year acquisition of the Gambro Business on October 6, 2010, (ii) incremental net sales attributable to new product introductions such as heat sanitized water purification systems and (iii) higher selling prices of our water purification products and services, which favorably impacted net sales in fiscal 2012 by approximately $2,198,000. Partially offsetting these increases was a decrease in demand for capital equipment used for commercial and industrial applications.

Net sales of healthcare disposables products increased by $6,027,000, or 8.6%, in fiscal 2012 compared with fiscal 2011 principally due to (i) incremental net sales of approximately $3,355,000 in fiscal 2012 attributable to the prior year acquisition of the ConFirm Monitoring Business on February 11, 2011, (ii) higher selling prices, which favorably impacted net sales in fiscal 2012 by approximately $1,600,000 and (iii) an increase in customer demand for our face masks.

Net sales of dialysis products and services decreased by $2,411,000, or 6.3%, in fiscal 2012 compared with fiscal 2011 primarily due to (i) the expected adverse impact of losing some dialysate concentrate business (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) from domestic customers as a result of the highly competitive and price sensitive market for this lower margin commodity product and (ii) a decrease in demand primarily in the United States (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our Renatron dialyzer reprocessing equipment, sterilants and reprocessing supplies. Due to sales price decreases by some of our competitors, we expect a continued decrease in net sales of our lower margin dialysate concentrate product in the future as we elect not to pursue unprofitable concentrate sales. Furthermore, our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a market-by-market basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A further decrease in the market for dialysis concentrate and reprocessing products is likely to result in continued loss of net sales and a lower level of profitability and operating cash flow in this segment in the future. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales. Changes in selling prices of our dialysis products did not have a significant effect on net sales in fiscal 2012 compared with fiscal 2011.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 was signed into law. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, we will record the excise tax in cost of sales thereby adversely affecting our gross profit percentage beginning in January 2013. If this legislation had been effective throughout fiscal 2012, we estimate that our annual excise tax would have been within the range of $4,000,000 to $5,000,000, which would have directly decreased our gross profit by such amount. Although we plan to implement further cost reductions and revenue enhancement initiatives to partially offset this new excise tax, we cannot provide any assurances that we will be successful in significantly reducing the impact of this tax on our business. Additionally, other elements of this legislation could meaningfully change the way health care is developed and delivered and may materially impact numerous aspects of our business in the future. See “Risk Factors” elsewhere in this Form 10-K.

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

Operating Expenses

Selling expenses increased by $11,022,000, or 25.0%, to $55,166,000 in fiscal 2012 from $44,144,000 in fiscal 2011 primarily due to (i) the inclusion of $11,279,000 of selling expenses relating to the Byrne Medical Business in fiscal 2012, (ii)

approximately $1,370,000 in compensation expense (exclusive of the acquired Byrne Medical Business) relating to annual salary raises, additional sales personnel primarily in our Endoscopy segment, employee benefit costs and severance expense primarily in our Water Purification and Filtration segment and (iii) higher marketing costs of approximately $870,000 primarily in our Water Purification and Filtration, Healthcare Disposables and Endoscopy segments, partially offset by approximately $3,100,000 in lower commission expense due to changing the structure of our Endoscopy sales commission plan, which had previously included additional commissions for achieving certain year-to-date sales targets.

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

	Year Ended July 31,
	2012		2011
	(Dollar amounts in thousands)
	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales

Endoscopy	$31,083	20.3%	$12,419	12.1%
Water Purification and Filtration	9,819	8.6%	7,408	7.1%
Healthcare Disposables	12,437	16.3%	9,572	13.6%
Dialysis	8,366	23.5%	9,750	25.6%
Other	1,065	15.7%	1,125	17.0%
Operating income	62,770	16.2%	40,274	12.5%
General corporate expenses	(10,646)		(8,938)
Income before interest, other income and income taxes	$52,124	13.5%	$31,336	9.7%

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

The Water Purification and Filtration segment’s operating income increased by $2,411,000, or 32.5%, in fiscal 2012 compared with fiscal 2011 primarily due to increased net sales and improved gross profit as a percentage of net sales, as further explained above, partially offset by reduced profitability of therapeutic filtration and chemistry products due to (i) a reduction in sales demand for certain higher margin products including filters manufactured by us on an OEM basis for a single customer’s hydration system who had phased out the use of our filter for their product, (ii) an increase in research and development expenses, (iii) the inclusion of costs associated with the closing of our Japan location in July 2012 as part of our decision to service our Japan customers in a more cost effective manner, (iv) the recording of severance expense related to changes in the segment’s management structure and (v) an increase in marketing expenses.

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2012	2011

Cost of sales	$195,000	$126,000
Operating expenses:
Selling	397,000	391,000
General and administrative	3,203,000	2,805,000
Research and development	45,000	28,000
Total operating expenses	3,645,000	3,224,000
Stock-based compensation before income taxes	3,840,000	3,350,000
Income tax benefits	(1,363,000)	(1,215,000)
Total stock-based compensation expense, net of tax	$2,477,000	$2,135,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.06	$0.06

Diluted	$0.06	$0.05

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

Liquidity and Capital Resources

Working Capital

At July 31, 2013, our working capital was $91,509,000, compared with $78,751,000 at July 31, 2012. This increase was primarily due to the significant growth in operating income, as more fully explained elsewhere in this MD&A, the increase in inventories, as explained below, and the November 1, 2012 acquisition of the SPS Business, which contributed total working capital of $2,026,000 on the date of the acquisition.

Cash Flows from Operating Activities

Net cash provided by operating activities was $51,494,000, $50,580,000 and $28,198,000 for fiscals 2013, 2012 and 2011, respectively.  In fiscal 2013, net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and a decrease in income taxes receivable (due to the timing associated with tax payments), partially offset by an increase in inventories (due to planned strategic increases in stock levels of certain products primarily in our Water Purification and Filtration and Healthcare Disposables segments).

In fiscal 2012, net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization and stock-based compensation) and a decrease in accounts receivable (due to strong collections of receivables in the Endoscopy segment), partially offset by an increase in inventories (due to planned strategic increases in stock levels of certain products primarily in our Endoscopy and Water Purification and Filtration segments).

In fiscal 2011, net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation and deferred taxes) and increases in accounts payable and other current liabilities (due primarily to the timing associated with vendor payments) and income taxes payable (due to timing of payments), partially offset by increases in accounts receivable (primarily due to strong sales of Endoscopy products and services and Water Purification and Filtration and Healthcare Disposables products) and inventories (due to planned strategic increases in stock levels of certain products primarily in our Healthcare Disposables and Endoscopy segments).

Cash Flows from Investing Activities

Net cash used in investing activities was $52,046,000, $103,115,000 and $35,721,000 in fiscals 2013, 2012 and 2011, respectively. In fiscal 2013, net cash used in investing activities was primarily for the acquisitions of the SPS Business and Siemens Water Business as well as capital expenditures. In fiscal 2012, net cash used in investing activities was primarily for the acquisition of the Byrne Medical Business and to a lesser extent, capital expenditures. In fiscal 2011, net cash used in investing activities was primarily for the Gambro Acquisition and the ConFirm Acquisition as well as capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4,424,000, $64,503,000 and $2,977,000 in fiscals 2013, 2012 and 2011, respectively. In fiscal 2013, net cash provided by financing activities was primarily due to borrowings under our revolving credit facility relating to the acquisitions of the SPS Business and Siemens Water Business, partially offset by repayments under our credit facilities. In fiscal 2012, net cash provided by financing activities was due primarily to borrowings under our credit facilities relating to the acquisition of the Byrne Medical Business, partially offset by repayments under our credit facilities. In fiscal 2011, net cash provided by financing activities was due primarily to borrowings under our revolving credit facility relating to the Gambro Acquisition and ConFirm Acquisition, partially offset by repayments under our credit facilities.

Stock Dividends

On July 12, 2013, the Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on July 12, 2013 to stockholders of record on July 1, 2013.

On February 1, 2012, the Company issued 14,932,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on February 1, 2012 to stockholders of record on January 23, 2012.

Cash Dividends

On October 31, 2012, our Board of Directors approved an 18% increase in the semiannual cash dividend to $0.0367 per share (adjusted for the stock splits) of outstanding common stock, which was paid on each December 14, 2012 and July 23, 2013 and totaled $3,016,000.

In fiscal 2012, we announced a 17% increase in the semiannual cash dividend to $0.0311 per share (adjusted for the stock splits) of outstanding common stock, which was paid on each of January 31, 2012 and July 31, 2012 and totaled $2,523,000.

In fiscal 2011, we announced a 20% increase in the semiannual cash dividend to $0.0267 per share (adjusted for the stock splits) of outstanding common stock, which was paid on each of January 28, 2011 and July 29, 2011 and totaled $2,064,000.

Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Long-Term Contractual Obligations

As of July 31, 2013, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2014	2015	2016	2017	2018	Thereafter	Total

Maturities of the credit facilities	$10,000	$10,000	$10,000	$65,000	$—	$—	$95,000
Expected interest payments under the credit facilities (1)	2,239	1,997	1,756	4	—	—	5,996
Minimum commitments under noncancelable operating leases	3,640	2,849	1,942	1,294	1,113	3,636	14,474
Acquisitions payable	—	45	—	—	—	—	45
Compensation agreements	4,252	1,870	350	75	—	—	6,547
Deferred compensation and other	54	55	43	41	36	27	256
Total contractual obligations	$20,185	$16,816	$14,091	$66,414	$1,149	$3,663	$122,318

(1)                                 The expected interest payments under the term and revolving credit facility reflect interest rates of 2.41% and 2.50%, which was our weighted average interest rate on outstanding borrowings at July 31, 2013 and reflects the impact of our interest rate swap agreements.

U.S. Credit Agreement

In conjunction with the Byrne Acquisition and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility. The U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to $764,000 at July 31, 2013.

Borrowings under the U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the U.S. Credit Agreement (“Consolidated EBITDA”). At August 31, 2013, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.18% to 0.87%. The margins applicable to our outstanding borrowings were 0.75% above the lender’s base rate or 1.75% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at August 31, 2013. The U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.30% at August 31, 2013.

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

The principal amounts of the Term Loan Facility are to be paid in twenty consecutive quarterly installments of $2,500,000 beginning on September 30, 2011.  The U.S. Credit Agreement permits us to make optional prepayments of loans at any time without premium or penalty other than customary LIBOR breakage fees. We are required to make mandatory prepayments of amounts outstanding under the U.S. Credit Agreement of: (i) 100% of the net proceeds received from certain sales or other dispositions of all or any part of the Company and its subsidiaries’ assets, (ii) 100% of certain insurance and condemnation proceeds received by the Company or any of its subsidiaries, (iii) subject to certain exceptions, 100% of the net cash proceeds received by the Company or any of its subsidiaries from the issuance or occurrence of any indebtedness of the Company or any of its subsidiaries, and (iv) subject to certain exceptions, 100% of the net proceeds of the sale of certain equity.

The U.S. Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries (including Medivators, Mar Cor, Crosstex, SPS Medical and Strong Dental Products, Inc.) and (ii) a pledge by Cantel of all of the outstanding shares of Medivators, Mar Cor, Crosstex, SPS Medical and Strong Dental owned by Cantel and 65% of the outstanding shares of Cantel’s foreign-based subsidiaries. We are in compliance with all financial and other covenants under the U.S. Credit Agreement.

On July 31, 2013, we had $95,000,000 of outstanding borrowings under the U.S. Credit Agreement, which consisted of $30,000,000 and $65,000,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $35,000,000 was available to be borrowed under our Revolving Credit Facility. Subsequent to July 31, 2013, we repaid $2,500,000 under the Term Loan Facility and $8,000,000 under our Revolving Credit Facility resulting in total outstanding borrowings of $84,500,000 at September 30, 2013.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Rent expense related to operating leases for fiscal 2013 was recorded on a straight-line basis and aggregated $4,147,000, compared with $4,104,000 and $3,924,000 for fiscals 2012 and 2011, respectively.

Acquisitions Payable

In connection with the Byrne Acquisition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at July 31, 2013, we have estimated $45,000 as the fair value of this payable, as more fully described in Notes 3 and 6 to the Consolidated Financial Statements.

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

Deferred Compensation and Other

Deferred compensation and other includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities. Additionally, deferred compensation and other includes an insurance related claim and minimal commitments under noncancelable capital leases.

Convertible Note Receivable

In February 2009, we invested an initial $200,000 in a senior subordinated convertible promissory note issued by BIOSAFE in connection with BIOSAFE’s grant to us of certain exclusive and non-exclusive license rights to BIOSAFE’s antimicrobial additive. BIOSAFE is the owner of a patented and proprietary antimicrobial agent that is built into the manufacturing of end-products to achieve long-lasting microbial protection on such end-products’ surface. As a result of BIOSAFE’s successful raising of a minimum incremental amount of cash following our investment, we invested an additional $300,000 in notes of BIOSAFE in January 2010 bringing the aggregate investment in BIOSAFE notes to $500,000, as obligated under our agreement with BIOSAFE. We are not obligated to invest any additional funds.

At January 31, 2012, we evaluated this investment for potential impairment and determined that repayment of the notes and accrued interest was unlikely primarily due to BIOSAFE’s inability to obtain additional financing and our assessment of BIOSAFE’s going concern. Accordingly, we deemed the investment, together with accrued interest of $105,000, fully impaired and recorded a loss of $605,000 during our second quarter of fiscal 2012, which was recorded as other expense and a reduction in other assets in the Consolidated Financial Statements.  In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on the loss relating to the impairment of this investment.

Financing Needs

All of our operating segments generate significant cash from operations. At July 31, 2013, we had a cash balance of $34,076,000, of which $4,925,000 was held by foreign subsidiaries. Such foreign cash is needed by our foreign subsidiaries for working capital purposes and current international growth initiatives. Accordingly, our foreign unremitted earnings are now considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our U.S. Credit Agreement will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At August 31, 2013, $43,000,000 was available under our U.S. Credit Agreement. In addition, subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the U.S. Credit Agreement by an aggregate amount not to exceed $50,000,000 without the consent of the lenders.

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

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $3,262,000 at August 31, 2013, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on September 30, 2013. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Gains and losses related to these hedging contracts to buy Euros, Singapore dollars and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. In fiscal 2013, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian or United States subsidiaries’ assets closely offset the currency impact on our Canadian or United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income in fiscals 2013 and 2012.

For purposes of translating the balance sheet at July 31, 2013 compared with July 31, 2012, the total of the foreign currency movements resulted in a foreign currency translation loss of $435,000 in fiscal 2013, but was increased to an overall gain of $2,695,000 due to a tax adjustment relating to our foreign unremitted earnings being permanently reinvested in foreign operations and initiatives, thereby increasing stockholders’ equity.

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

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to endoscopy, dialysis and specialty packaging products, shipment terms are generally FOB origin for common carrier and when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. With respect to a portion of water purification and filtration product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered, or post-delivery obligations such as installation have been substantially fulfilled such that the products are deemed functional by the end-user.

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

None of our sales contain right-of-return provisions, except a small portion of our sterility assurance products in our Healthcare Disposables segment. With respect to the sterility assurance products, in addition to a restocking fee and payment of freight by the customer, such returns must be undamaged, returned within 90 days and meet certain other criteria before products are accepted for return. As historical returns of these products have been rare, we record a nominal allowance for such product returns. For all other products, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid specialty packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $4,277,000, $3,836,000 and $3,234,000 in fiscals 2013, 2012 and 2011, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

Our endoscopy products and services are sold primarily to distributors internationally and directly to hospitals and other end-users in the United States; water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies, laboratories, medical products and service companies and other end-users; the majority of our healthcare disposable products are sold to third party distributors and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users; the majority of our dialysis products are sold to dialysis clinics and hospitals; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

In accordance with Accounting Standards Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. Such qualitative factors that are assessed include evaluating a segment’s financial performance, industry and market conditions, macroeconomic conditions and specific issues that can directly affect the segment such as changes in business strategies, competition, supplier relationships, operating costs, regulatory matters, litigation and the composition of the segment’s assets due to acquisitions or other events. At July 31, 2013, because we determined through qualitative factors that the fair values of our Endoscopy, Water Purification and Filtration and Dialysis segments were unlikely to be less than the carrying value, we did not proceed to step one of the two-step quantitative goodwill impairment test for those three segments. We performed step one of the two-step quantitative goodwill impairment test for Healthcare Disposables (due to the increase in assets related to the SPS Medical Acquisition) and Specialty Packaging (due to fair value exceeding book value by a nominal amount in the prior year). In performing a detailed quantitative review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using weighted fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.

In accordance with ASU 2012-02, “Intangibles — Goodwill and Other,” (“ASU 2012-02”), we perform our annual impairment review for indefinite lived intangibles by first assessing qualitative factors, such as those described above, to determine whether it is more likely than not that the fair value of such assets is less than the carrying values, and if necessary, we perform a quantitative analysis comparing the current fair value of our indefinite lived intangibles assets to their carrying values. At July 31, 2013, because we determined through qualitative factors that the fair values of our indefinite lived intangible assets in our Endoscopy and Water Purification and Filtration segments were unlikely to be less than the carrying value, we did not perform a quantitative analysis for those assets. We performed a quantitative analysis for indefinite lived intangible assets in our Healthcare Disposables and Specialty Packaging segments, for the same reasons stated above for our goodwill impairment test, as well as such intangible assets in our Dialysis segment (due to fair value of its indefinite lived intangible assets exceeding book value by a nominal amount in the prior year).With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2013, management concluded that none of our intangible assets or goodwill was impaired.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2013, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that approximated book value. At July 31, 2013, goodwill relating to our Specialty Packaging reporting unit was $6,968,000. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 10.7% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On July 31, 2013, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant new taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and IRS notices and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Consolidated Statements of Income. In fiscal 2013, we recorded excise taxes of $2,087,000 in cost of sales. The regulations regarding the calculations of the medical device taxes are complicated in nature and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these new taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Consolidated Financial Statements.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. We account for contingent consideration relating to business combinations in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other components of an acquisition’s purchase price can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the three year price floor relating to the Byrne acquisition which fair value was determined using an option valuation model, as further described in Notes 3 and 6 to the Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

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

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $2,552,000 at July 31, 2013, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on August 31, 2013. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. In fiscal 2013, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income in fiscals 2013 and 2012, and stockholders’ equity from July 31, 2012 to July 31, 2013.

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

With respect to interest rate risk, our outstanding debt is under our U.S. Credit Facility, described elsewhere in Liquidity and Capital Resources. Such credit facility consists of outstanding debt with fixed repayment amounts at prevailing market rates of interest, principally under LIBOR contracts ranging from one to twelve months. Therefore, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR.

As a result of entering into forward starting interest rate swap agreements, our interest rate exposure is limited to the outstanding portion of our Revolving Credit Facility in excess of $15,000,000. Based on our outstanding Revolving Credit Facility balance of $57,000,000 at August 31, 2013, a 100 basis point increase in average LIBOR interest rates would result in incremental annual interest expense of $420,000. However, we also maintain a cash balance of $34,076,000 at July 31, 2013 which is maintained in cash or invested in low return cash equivalents such as United States money market funds with leading banking institutions. An increase in interest rates would generate additional interest income, which would partially offset the adverse impact of additional interest expense.

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

Our Canadian subsidiaries and Singapore subsidiary have net assets in currencies other than their functional currencies, which must be converted into functional currency, thereby giving rise to realized foreign exchange gains and losses. Similarly, our United States subsidiaries have net assets in currencies other than their functional United States currency, which must be converted into functional currency, thereby giving rise to realized foreign exchange gains and losses. However, since certain of our subsidiaries use foreign currency forward contracts to hedge against the impact of fluctuations of the Canadian dollar, euro, British pound and Singapore dollar relative to the United States dollar, realized gains or losses relating to the fluctuation of those currencies would be partially offset by gains or losses on the foreign currency forward contracts. Furthermore, changes in the value of the Canadian dollar and Euro against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ and Netherlands subsidiary’s inventories and operating costs are purchased in the United States and a portion of our Canadian subsidiaries’ sales are to customers in the United States. Additionally, changes in foreign currency exchange rates impact the translation of our financial statements of our foreign subsidiaries.

Overall for fiscals 2013 and 2012, a uniform 15% adverse movement in foreign currency rates would have resulted in realized losses (after tax) of approximately $1,146,000 and $1,052,000, respectively, primarily due to increases in the value of the Canadian dollar and Euro relative to the United States dollar. However, as explained above, the use of foreign currency forward contracts would partially offset such realized losses. In addition, such an adverse change in foreign currency rates would have resulted in an unrealized gain on our net investment in foreign subsidiaries of $2,775,000 and $2,594,000 in fiscals 2013 and 2012, respectively. Such an unrealized gain would be recorded in accumulated other comprehensive income in our stockholders’ equity. Conversely, a uniform 15% favorable movement in foreign currency rates would have resulted in realized gains (after tax) of approximately $1,146,000 and $1,052,000 in fiscals 2013 and 2012, respectively, and an unrealized loss of $2,775,000 and $2,594,000 in fiscals 2013 and 2012, respectively, on our net investment in foreign subsidiaries. However, since we view these investments as long-term, we would not expect such unrealized losses to be realized in the near term.

Item 8.                                                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements, which is Item 15(a), and the Consolidated Financial Statements and schedule included in this Report.

Item 9.                                                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.                                                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2013. However, the November 2012 acquisition of the SPS Business was excluded from that evaluation since the acquisition occurred during fiscal 2013 and was not required to be included.

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

On November 1, 2012 we acquired the SPS Business, as more fully described in Note 3 to the Consolidated Financial Statements. The SPS Business is included in our 2013 consolidated financial statements and constituted 9% and 11% of total assets and net assets, respectively, as of July 31, 2013 and 3% and 5% of revenues and net income, respectively, for the year then ended. During the initial transition period following the acquisition, we enhanced our internal control process at our Crosstex subsidiary to ensure that all financial information related to this acquisition was properly reflected in our Consolidated Financial Statements. However, since the SPS Business was acquired on November 1, 2012, a complete integration of the internal controls relating to the acquired businesses was not practicable for purposes of inclusion in our evaluation of the effectiveness of our internal controls over financial reporting. We expect that all aspects of the SPS Business will be fully integrated into Crosstex’ existing internal control structure in early fiscal 2014.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cantel Medical Corp.

We have audited Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cantel Medical Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations of SPS Medical Supply Corp., which are included in the 2013 consolidated financial statements of Cantel Medical Corp. and constituted 9% and 11% of total and net assets, respectively, as of July 31, 2013 and 3% and 5% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Cantel Medical Corp. also did not include an evaluation of the internal control over financial reporting of the SPS Medical Supply Corp. operations.

In our opinion, Cantel Medical Corp maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cantel Medical Corp. as of July 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2013 of Cantel Medical Corp. and our report dated September 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
September 30, 2013

Item 9B.                                                OTHER INFORMATION.

None.

PART III

Item 10.                                                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2013 Annual Meeting of Stockholders of the Registrant, except for the following:

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

Item 11.                                                  EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2013 Annual Meeting of Stockholders of the Registrant.

Item 12.                                                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2013 Annual Meeting of Stockholders of the Registrant, except for the following:

The following table shows, as of July 31, 2013, the number of options and nonvested restricted shares currently outstanding, as well as the number of shares remaining available for grant under our existing equity plan:

	Outstanding	Nonvested	Available
Plan	Options	Restricted Shares	for Grant

2006 Equity Incentive Plan - Options	403,831	—	416,810
2006 Equity Incentive Plan - Restricted Shares	—	605,767	891,257
	403,831	605,767	1,308,067

Item 13.                                                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2013 Annual Meeting of Stockholders of the Registrant.

Item 14.                                                  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act in connection with the 2013 Annual Meeting of Stockholders of the Registrant.

PART IV

Item 15.                                                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)                                 The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

1.                                 Consolidated Financial Statements:

(i)                                     Report of Independent Registered Public Accounting Firm.

(ii)                                  Consolidated Balance Sheets as of July 31, 2013 and 2012.

(iii)                               Consolidated Statements of Income for the years ended July 31, 2013, 2012 and 2011.

(iv)                              Consolidated Statements of Comprehensive Income for the years ended July 31, 2013, 2012 and 2011.

(v)                                 Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2013, 2012 and 2011.

(vi)                              Consolidated Statements of Cash Flows for the years ended July 31, 2013, 2012 and 2011.

(vii)                           Notes to Consolidated Financial Statements.

2.                                 Consolidated Financial Statement Schedules:

(i)                                     Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2013, 2012 and 2011.

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

3(l) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on June 7, 2002. (Incorporated herein by reference to Exhibit 3(l) to Registrant’s 2002 Annual Report on Form 10-K.)

3(m) - Certificate of Amendment of Certificate of Incorporation of Registrant, filed on December 22, 2005. (Incorporated herein by reference to Exhibit 3(m) to Registrant’s 2007 Annual Report on Form 10-K.)

3(n) — Certificate of Amendment of Certificate of Incorporation of Registrant filed on January 14, 2013.

3(o) - Registrant’s By-Laws adopted April 24, 2002. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on November 10, 2005.)

10(a) - 2006 Equity Incentive Plan, as amended.

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

10(d) - Form of Restricted Stock Agreement under the Registrant’s 2006 Equity Incentive Plan for grants to directors. (Incorporated herein by reference to Exhibit 10.6 to Registrant’s October 2011 8-K.)

10(e) - Second Amended and Restated Credit Agreement dated as of August 1, 2011 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 5, 2011 [the “August 2011 8-K”].)

10(f) - Amended and Restated Executive Severance Agreement dated as of October 31, 2012 between Registrant and Andrew A. Krakauer (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 1, 2012.)

10(g) - Amended and Restated Executive Severance Agreement dated as of November 28, 2011 between Registrant and Craig A. Sheldon (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 1, 2011 [the “December 2011 8-K”].)

10(h) - Amended and Restated Executive Severance Agreement dated as of November 28, 2011 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.4 of the Registrant’s December 2011 8-K.)

10(i) - Executive Severance Agreement dated as of November 15, 2012 between Registrant and Jorgen B. Hansen (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 20, 2012 [the “November 2012 8-K”].)

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

10(l) - Confidentiality and Non-Competition Agreement dated as of January 1, 2010 between Registrant and Eric W. Nodiff (Incorporated herein by reference to Exhibit 10.9 of the Registrant’s February 2010 8-K.)

10(m) - Confidentiality and Non-Competition Agreement dated as of November 15, 2012 between Registrant and Jorgen B. Hansen (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s November 2012 8-K.)

10(n) - Cantel Medical Corp. Annual Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s October 2011 8-K.)

10(o) - Cantel Medical Corp. Long Term Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s October 2011 8-K.)

10(p) - Asset Purchase Agreement dated as of August 1, 2011 among Registrant, Medivators Inc., Byrne Medical, Inc. and Don Byrne (Incorporated herein by reference to Exhibit 2.1 to Registrant’s August 2011 8-K.)

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

CANTEL MEDICAL CORP.

Date: September 30, 2013	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	September 30, 2013
Charles M. Diker, a Director and Chairman of the Board

/s/ George L. Fotiades	Date:	September 30, 2013
George L. Fotiades, a Director
and Vice Chairman of the Board

/s/ Alan. R. Batkin	Date:	September 30, 2013
Alan R. Batkin, a Director

/s/ Ann E. Berman	Date:	September 30, 2013
Ann E. Berman, a Director

/s/ Joseph M. Cohen	Date:	September 30, 2013
Joseph M. Cohen, a Director

/s/ Mark N. Diker	Date:	September 30, 2013
Mark N. Diker, a Director

/s/ Alan J. Hirschfield	Date:	September 30, 2013
Alan J. Hirschfield, a Director

/s/ Andrew A. Krakauer	Date:	September 30, 2013
Andrew A. Krakauer, a Director and President & CEO

/s/ Peter J. Pronovost	Date:	September 30, 2013
Peter J. Pronovost, a Director

/s/ Bruce Slovin	Date:	September 30, 2013
Bruce Slovin, a Director

CANTEL MEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. as of July 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2013.  Our audits also included the financial statement schedule included in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. at July 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 30, 2013

CANTEL MEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

	July 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$34,076	$30,186
Accounts receivable, net of allowance for doubtful accounts of $1,265 in 2013 and $1,041 in 2012	52,753	47,977
Inventories	54,167	46,755
Deferred income taxes	4,129	3,799
Prepaid expenses and other current assets	4,428	3,321
Income taxes receivable	1,107	1,854
Total current assets	150,660	133,892

Property and equipment, at cost:
Land, buildings and improvements	30,088	26,313
Furniture and equipment	63,461	59,140
Leasehold improvements	3,397	3,014
	96,946	88,467
Less accumulated depreciation and amortization	(50,481)	(45,445)
	46,465	43,022
Intangible assets, net	75,929	71,311
Goodwill	211,618	183,655
Other assets	2,999	2,932
	$487,671	$434,812

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	13,322	12,345
Compensation payable	14,032	14,312
Accrued expenses	10,417	10,370
Deferred revenue	11,380	8,114
Total current liabilities	59,151	55,141

Long-term debt	85,000	80,000
Deferred income taxes	21,186	19,894
Acquisitions payable	45	2,537
Other long-term liabilities	1,157	1,304

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; issued 2013 - 45,181,655 shares, outstanding 2013 - 41,138,121 shares; issued 2012- 44,996,847 shares, outstanding 2012 - 40,651,093 shares	4,518	4,500
Additional paid-in capital	134,853	125,838
Retained earnings	203,762	167,539
Accumulated other comprehensive income	10,977	8,175
Treasury Stock, 2013 - 4,043,534 shares at cost; 2012 - 4,345,754 shares at cost	(32,978)	(30,116)
Total stockholders’ equity	321,132	275,936
	$487,671	$434,812

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended July 31,
	2013	2012	2011

Net sales	$425,026	$386,490	$321,651

Cost of sales	241,550	222,323	198,868

Gross profit	183,476	164,167	122,783

Expenses:
Selling	57,786	55,166	44,144
General and administrative	53,182	47,623	40,655
Research and development	9,320	9,254	6,648
Total operating expenses	120,288	112,043	91,447

Income before interest, other expense and income taxes	63,188	52,124	31,336

Interest expense	2,895	3,732	960
Interest income	(61)	(82)	(86)
Other expense	—	605	—

Income before income taxes	60,354	47,869	30,462

Income taxes	21,115	16,532	10,037

Net income	$39,239	$31,337	$20,425

Earnings per common share:

Basic	$0.96	$0.78	$0.53

Diluted	$0.95	$0.77	$0.52

Dividends per common share	$0.07	$0.06	$0.05

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2013	2012	2011

Net income	$39,239	$31,337	$20,425

Other comprehensive income (loss):
Foreign currency translation, net of tax	2,695	(898)	1,238
Unrealized holding losses on interest rate swaps arising during the year, net of tax	(32)	(210)	—
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the year, net of tax	139	—	—
Total other comprehensive income (loss), net of tax	2,802	(1,108)	1,238

Comprehensive income	$42,041	$30,229	$21,663

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in Thousands, Except Share Data)

Years Ended July 31, 2013, 2012 and 2011

	Common Stock				Accumulated		Total
	Number of		Additional		Other	Treasury	Stock-
	Shares		Paid-in	Retained	Comprehensive	Stock,	holders’
	Outstanding	Amount	Capital	Earnings	Income	at Cost	Equity

Balance, July 31, 2010	37,949,139	$4,111	$92,430	$120,363	$8,045	$(15,544)	$209,405
Exercises of options	645,000	159	11,906			(9,510)	2,555
Repurchases of shares	(127,282)					(1,290)	(1,290)
Stock-based compensation			3,350				3,350
Issuance of restricted stock	398,362	41	(41)				—
Income tax benefit from exercises of stock options and vesting of restricted stock			695				695
Dividends on common stock				(2,063)			(2,063)
Net income				20,425			20,425
Other comprehensive income					1,238		1,238
Balance, July 31, 2011	38,865,219	4,311	108,340	138,725	9,283	(26,344)	234,315

Exercises of options	562,728	56	4,200			(1,884)	2,372
Issuance for Byrne Acquisition	902,528	90	7,550				7,640
Stock-split fractional share adjustment	(204)		(3)				(3)
Repurchases of shares	(133,034)					(1,904)	(1,904)
Stock-based compensation			3,840				3,840
Issuance of restricted stock	536,859	52	(68)			16	—
Cancellations of restricted stock	(83,003)	(9)	9				—
Income tax benefit from exercises of stock options and vesting of restricted stock			1,970				1,970
Dividends on common stock				(2,523)			(2,523)
Net income				31,337			31,337
Other comprehensive loss					(1,108)		(1,108)
Balance, July 31, 2012	40,651,093	4,500	125,838	167,539	8,175	(30,116)	275,936

Exercises of options	412,279	18	2,606			(807)	1,817
Stock-split fractional share adjustment	(92)		(2)				(2)
Repurchases of shares	(121,399)					(2,252)	(2,252)
Stock-based compensation			3,733				3,733
Issuance of restricted stock	210,484	1	(198)			197	—
Cancellations of restricted stock	(14,244)	(1)	1				—
Income tax benefit from exercises of stock options and vesting of restricted stock			2,875				2,875
Dividends on common stock				(3,016)			(3,016)
Net income				39,239			39,239
Other comprehensive income				—	2,802		2,802
Balance, July 31, 2013	41,138,121	$4,518	$134,853	$203,762	$10,977	$(32,978)	$321,132

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2013	2012	2011

Cash flows from operating activities
Net income	$39,239	$31,337	$20,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,202	6,801	6,759
Amortization	10,061	9,124	5,687
Stock-based compensation expense	3,733	3,840	3,350
Amortization of debt issuance costs	345	373	321
Loss on disposal of fixed assets	184	105	10
Impairment of convertible notes receivable	—	605	—
Deferred income taxes	(368)	370	(1,799)
Excess tax benefits from stock-based compensation	(2,875)	(1,970)	(776)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(2,447)	2,307	(13,449)
Inventories	(5,262)	(2,227)	(2,038)
Prepaid expenses and other current assets	(1,387)	(345)	(418)
Accounts payable and other current liabilities	(1,561)	(177)	7,266
Income taxes	4,630	437	2,860
Net cash provided by operating activities	51,494	50,580	28,198

Cash flows from investing activities
Capital expenditures	(6,745)	(5,502)	(5,835)
Proceeds from disposal of fixed assets	32	9	78
Acquisition of Byrne	—	(95,261)	—
Acquisition of ConFirm	—	(855)	(7,500)
Acquisition of Gambro	—	(1,550)	(22,150)
Acquisition of SPS Business, net of cash acquired	(35,415)	—	—
Acquisition of Polyp Trap	(486)	—	—
Acquisition of Eagle Pure Water	(870)	—	—
Acquisition of Siemens Water	(8,300)	—	—
Other, net	(262)	44	(314)
Net cash used in investing activities	(52,046)	(103,115)	(35,721)

Cash flows from financing activities
Borrowings under term loan facility, net of debt issuance costs	—	49,647	—
Borrowings under revolving credit facility, net of debt issuance costs	45,000	46,941	28,000
Repayments under term loan facility	(10,000)	(10,000)	(10,000)
Repayments under revolving credit facility	(30,000)	(22,000)	(15,000)
Proceeds from exercises of stock options	1,817	2,372	2,555
Dividends paid	(3,016)	(2,523)	(2,064)
Excess tax benefits from stock-based compensation	2,875	1,970	776
Repurchases of shares	(2,252)	(1,904)	(1,290)
Net cash provided by financing activities	4,424	64,503	2,977

Effect of exchange rate changes on cash and cash equivalents	18	(192)	344

Increase (decrease) in cash and cash equivalents	3,890	11,776	(4,202)
Cash and cash equivalents at beginning of year	30,186	18,410	22,612
Cash and cash equivalents at end of year	$34,076	$30,186	$18,410

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2013, 2012 and 2011

1.                                      Business Description

Cantel Medical Corp. (“Cantel”) is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes. This segment also offers disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.  In addition, our therapeutic filtration business and chemistries business, formerly included in our Other reporting segment, have been integrated with our Water Purification and Filtration segment for both operating and reporting purposes. Therapeutic filtration includes hollow fiber membrane filtration and separation technologies for medical applications. Chemistries include certain sterilants, disinfectants and decontamination services used in various applications for infection prevention and control.

•                  Healthcare Disposables: Single-use, infection prevention and control healthcare products used principally in the dental market including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants. This segment also manufactures and provides biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets.

•                  Dialysis: Medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis.

•                  Specialty Packaging: Specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. (Included in the Other reporting segment.)

Most of our equipment, consumables and supplies are used to help prevent or control the occurrence or spread of infections.

Cantel had five principal operating companies during fiscals 2013, 2012 and 2011, Medivators Inc. (“Medivators”), Crosstex International, Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Medivators has two foreign subsidiaries, Medivators B.V. and Medivators Asia/Pacific Ltd., which serve as Medivators’ bases in Europe and Asia/Pacific, respectively, and Crosstex has a newly acquired subsidiary, SPS Medical Supply Corp., as more fully described below and in Note 3 to the Consolidated Financial Statements.

During the fourth quarter of fiscal 2013, we changed our internal reporting processes by combining our Therapeutic Filtration and Chemistries operating segments, previously reported in the Other reporting segment, with our Water Purification and Filtration reporting segment to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. All periods presented have been restated to reflect these changes.

As such, we currently operate our business through five operating segments: Endoscopy (through Medivators), Water Purification and Filtration (through Mar Cor, Biolab and Medivators), Healthcare Disposables (through Crosstex), Dialysis (through Medivators) and Specialty Packaging (through Saf-T-Pak). The Specialty Packaging operating segment comprises the Other reporting segment for financial reporting purposes.

On March 22, 2013, Mar Cor entered into an agreement to acquire from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”) certain net assets of Siemens’ hemodialysis water business (the “Siemens Water

Business” or the “Siemens Water Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements. The Siemens Water Acquisition had an insignificant effect on our results of operations in fiscal 2013 due to the time frame in which this business was gradually transferred to us and is not reflected in our results of operations in fiscals 2012 and 2011. The Siemens Water Business is included in our Water Purification and Filtration segment.

On December 31, 2012, Mar Cor acquired certain net assets of Eagle Pure Water Systems, Inc. (the “Eagle Pure Water Business” or the “Eagle Pure Water Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements. The Eagle Pure Water Acquisition had an insignificant effect on our results of operations in fiscal 2013 due to the small size of this business and is not reflected in our results of operations in fiscals 2012 and 2011. The Eagle Pure Water Business is included in our Water Purification and Filtration segment.

On November 1, 2012, Crosstex acquired all the issued and outstanding stock of SPS Medical Supply Corp. (the “SPS Business” or “SPS Medical”), as more fully described in Note 3 to the Consolidated Financial Statements. The results of operations of SPS Medical are included in the portion of fiscal 2013 subsequent to its acquisition date, and are not reflected in fiscals 2012 and 2011. The SPS Business is included in our Healthcare Disposables segment.

On August 1, 2011, Medivators acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), as more fully described in Note 3 to the Consolidated Financial Statements. The results of operations for the acquired business (the “Byrne Medical Business” or the “Byrne Acquisition”) are included in our results of operations in fiscals 2013 and 2012 and are not reflected in fiscal 2011. The Byrne Medical Business is included in our Endoscopy segment.

On February 11, 2011, our Crosstex subsidiary acquired certain net assets of the sterilization monitoring business of ConFirm Monitoring Systems, Inc. (the “ConFirm Monitoring Business” or the “ConFirm Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements. Its results of operations are included in our results of operations for fiscals 2013, 2012 and the portion of fiscal 2011 subsequent to its acquisition date. The ConFirm Acquisition is included in our Healthcare Disposables segment.

On October 6, 2010, our Mar Cor subsidiary acquired from Gambro Renal Products, Inc. (“GRP”) and a Swedish-based affiliate of GRP (collectively, “Gambro”) certain net assets and the exclusive rights in the United States and Puerto Rico to manufacture and sell Gambro’s water treatment products used in the production of water for hemodialysis (“Gambro Business” or the “Gambro Acquisition”), as more fully described in Note 3 to the Consolidated Financial Statements. The results of operations of the Gambro Business are included in our results of operations for fiscals 2013, 2012 and the portion of fiscal 2011 subsequent to its acquisition date. The Gambro Acquisition is included in our Water Purification and Filtration segment.

During July 2013, the Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on July 12, 2013 to stockholders of record on July 1, 2013. The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts in the Consolidated Balance Sheet at July 31, 2012, the Consolidated Statements of Changes in Stockholders’ Equity for fiscals 2012 and 2011, and in all share data in the Consolidated Statements of Income, Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

We performed a review of events subsequent to July 31, 2013. Based upon that review, no subsequent events occurred that required updating to our Consolidated Financial Statements or disclosures.

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

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to endoscopy, dialysis and specialty packaging products, shipment terms are generally FOB origin for common carrier and when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. With respect to a portion of water purification and filtration product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered, or post-delivery obligations such as installation have been substantially fulfilled such that the products are deemed functional by the end-user.

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

None of our sales contain right-of-return provisions, except a small portion of our sterility assurance products in our Healthcare Disposables segment. With respect to the sterility assurance products, in addition to a restocking fee and payment of freight by the customer, such returns must be undamaged, returned within 90 days and meet certain other criteria before products are accepted for return. As historical returns of these products have been rare, we record a nominal allowance for such product returns. For all other products, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid specialty packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $4,277,000, $3,836,000 and $3,234,000 in fiscals 2013, 2012 and 2011, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

Our endoscopy products and services are sold primarily to distributors internationally and directly to hospitals and other end-users in the United States; water purification and filtration products and services are sold directly and through third-party distributors to hospitals, dialysis clinics, pharmaceutical and biotechnology companies, laboratories, medical products and service companies and other end-users; the majority of our healthcare disposable products are sold to third party distributors and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users; the majority of our dialysis products are sold to dialysis clinics and hospitals; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

Translation of Foreign Currency Financial Statements

Assets and liabilities of our foreign subsidiaries are translated into United States dollars at year-end exchange rates; sales and expenses are translated using average exchange rates during the year. The cumulative effect of the translation of the accounts of the foreign subsidiaries is presented as a component of accumulated other comprehensive income or loss. Foreign exchange gains and losses related to the purchase of inventories denominated in foreign currencies are included in cost of sales and foreign exchange gains and losses related to the incurrence of operating costs denominated in foreign currencies and the conversion of foreign assets and liabilities into functional currencies are included in general and administrative expenses.

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

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 5-32 years for buildings and improvements and the shorter of the life of the asset or the life of the lease for leasehold improvements. Depreciation and amortization expense related to property and equipment in fiscals 2013, 2012 and 2011 was $7,202,000, $6,801,000 and $6,759,000, respectively.

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

In accordance with Accounting Standards Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. Such qualitative factors that are assessed include evaluating a segment’s financial performance, industry and market conditions, macroeconomic conditions and specific issues that can directly affect the segment such as changes in business strategies, competition, supplier relationships, operating costs, regulatory matters, litigation and the composition of the segment’s assets due to acquisitions or other events. At July 31, 2013, because we determined through qualitative factors that the fair values of our Endoscopy, Water Purification and Filtration and Dialysis segments were unlikely to be less than the carrying value, we did not proceed to step one of the two-step quantitative goodwill impairment test for those three segments. We performed step one of the two-step quantitative goodwill impairment test for Healthcare Disposables (due to the increase in assets related to the SPS Medical Acquisition) and Specialty Packaging (due to fair value exceeding book value by a nominal amount in the prior year). In performing a detailed quantitative review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using weighted fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.

In accordance with ASU 2012-02, “Intangibles — Goodwill and Other,” (“ASU 2012-02”), we perform our annual impairment review for indefinite lived intangibles by first assessing qualitative factors, such as those described above,  to determine whether it is more likely than not that the fair value of such assets is less than the carrying values, and if necessary, we perform a quantitative analysis comparing the current fair value of our indefinite lived intangibles assets to their carrying values. At July 31, 2013, because we determined through qualitative factors that the fair values of our indefinite lived intangible assets in our Endoscopy and Water Purification and Filtration segments were unlikely to be less than the carrying value, we did not perform a quantitative analysis for those assets. We performed a quantitative analysis for indefinite lived intangible assets in our Healthcare Disposables and Specialty Packaging segments, for the same reasons stated above for our goodwill impairment test, as well as such intangible assets in our Dialysis segment (due to fair value of its indefinite lived intangible assets exceeding book value by a nominal amount in the prior year).With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value. On July 31, 2013, management concluded that none of our intangible assets or goodwill was impaired.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2013, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that approximated book value. At July 31, 2013, goodwill relating to our Specialty Packaging reporting unit was $6,968,000. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 10.7% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On July 31, 2013, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Other Assets

Debt issuance costs associated with our credit facilities are amortized to interest expense over the life of the credit facilities. As of July 31, 2013 and 2012, such debt issuance costs, net of related amortization, were included in other assets and amounted to $764,000 and $1,074,000, respectively. Debt issuance costs relate to our U.S. Credit Agreement.

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

Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $2,308,000, $2,507,000 and $2,062,000 for fiscals 2013, 2012 and 2011, respectively.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant new taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Consolidated Statements of Income. In fiscal 2013, we recorded excise taxes of $2,087,000 in cost of sales. The regulations regarding the calculations of the medical device taxes are complicated in nature and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these new taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Consolidated Financial Statements.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. We account for contingent consideration relating to business combinations in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other components of an acquisition’s purchase price can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the three year price floor relating to the Byrne acquisition which fair value was determined using an option valuation model, as further described in Notes 3 and 6 to the Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, we evaluate the adequacy of our reserves and the estimates used in calculations of reserves as well as other judgmental financial statement items, including, but not limited to: collectability of accounts receivable, volume rebates and trade-in allowances, inventory values and obsolescence reserves, warranty reserves, contingent consideration, depreciation and amortization periods, deferred income taxes, goodwill and intangible assets, impairment of long-lived assets, unrecognized tax benefits for uncertain tax positions, medical device excise tax expense, reserves for legal exposure, stock-based compensation and expense accruals.  Such estimates and assumptions are subjective in nature. We reflect such amounts based upon the most recent information available.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. We are currently in the process of evaluating the impact of ASU 2013-11 on our financial position and results of operations.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”), which requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts not required to be reclassified in their entity in the same reporting period, cross-reference to other disclosures is required. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Accordingly, we adopted ASU 2013-02 in our fiscal 2013 third quarter ended April 30, 2013. The adoption of this disclosure guidance, as shown in Note 12, did not have any impact upon our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Accordingly, we adopted ASU 2011-05 in our fiscal 2013 first quarter ended October 31, 2012. The adoption of this disclosure guidance of including the Statements of Comprehensive Income as an addition to our Consolidated Financial Statements did not have any impact upon our financial position and results of operations.

3.                                      Acquisitions

Fiscal 2013

Siemens’ Hemodialysis Water Business

On March 22, 2013, Mar Cor and Siemens entered into asset purchase agreements under which Mar Cor acquired certain net assets of Siemens’ hemodialysis water business primarily consisting of customer service agreements for over 600 dialysis customers in the United States and Canada. Such service agreements had contributed over $9 million in revenue to Siemens in calendar year 2012 (unaudited) and are being assigned from Siemens to Mar Cor on an individual customer by customer basis to ensure a seamless transition. The acquisition date of the Siemens Water Business was July 30, 2013, which is when the majority of the customer service agreements were transferred and therefore control of the business had been achieved. The total consideration for the transaction, excluding transaction costs of $362,000, was $8,300,000, which was paid on March 22, 2013.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Current assets	$728,000
Property, plant and equipment	231,000
Amortizable intangible assets:
Customer relationships (12- year life)	4,310,000
Current liabilities	(415,000)
Net assets acquired	$4,854,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $3,446,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, is included in our Water Purification and Filtration reporting segment.

The principal reasons for the acquisition were as follows: (i) the opportunity to increase service revenue and profitability of the Mar Cor service network due to improved operating leverage, (ii) the expansion of Mar Cor’s North American footprint into new geographies, (iii) the opportunity to sell capital equipment and recurring consumables to new customers and (iv) the expectation that the acquisition will be accretive to our earnings per share beyond fiscal 2013.

The Siemens Water Acquisition had an insignificant effect on our results of operations in fiscal 2013 due to the time frame in which this business was gradually transferred to us and is not reflected in our results of operations in fiscals 2012 and 2011. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition. The Siemens Water Business is included in our Water Purification and Filtration segment.

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

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Current assets	$8,000
Property, plant and equipment	70,000
Amortizable intangible assets (3- year weighted average life):
Customer relationships (3- year life)	150,000
Brand names (3- year life)	18,000
Non-compete agreement (5- year life)	32,000
Current liabilities	(5,000)
Net assets acquired	$273,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $597,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, is included in our Water Purification and Filtration reporting segment.

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

The acquisition of Eagle Pure Water is included in our results of operations for the portion of fiscal 2013 subsequent to its acquisition date, and is not reflected in fiscals 2012 and 2011. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

Polyp Trap

On November 13, 2012 we acquired the intellectual property, inventory, fixed assets and exclusive distribution rights of a polyp trap product line for $486,000.  This product line is used principally in the performance of endoscopy procedures for the purpose of safely and efficiently collecting tissue biopsy material.  The polyp trap product line is included in our Medivators procedural product portfolio, which is part of the Endoscopy segment.

This acquisition is included in our results of operations for the portion of fiscal 2013 subsequent to its acquisition date, and is not reflected in fiscals 2012 and 2011. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition.

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

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Current assets	$4,810,000
Property, plant and equipment	3,801,000
Amortizable intangible assets (9- year weighted average life):
Customer relationships (10- year life)	8,120,000
Brand names (5- year life)	760,000
Technology (4- year life)	500,000
Non-compete agreements (6- year life)	180,000
Other assets	28,000
Current liabilities	(2,784,000)
Noncurrent deferred income tax liabilities, net	(3,659,000)
Net assets acquired	$11,756,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $24,244,000 was assigned to goodwill. Such goodwill, all of which is not deductible for income tax purposes, has been included in our Healthcare Disposables reporting segment.

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

The acquisition of the SPS Business is included in our results of operations for the portion of fiscal 2013 subsequent to its acquisition date, and is not reflected in fiscals 2012 and 2011. Pro forma consolidated statements of income data have not been presented due to the insignificant impact of this acquisition relative to our overall results of operations.

Fiscal 2012

Byrne Medical, Inc. Disposable Endoscopy Products Business

On August 1, 2011 our Medivators subsidiary acquired the business and substantially all of the assets of BMI, a privately owned, Texas-based company that designed, manufactured and sold an innovative array of disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures.  Excluding acquisition-related costs of $1,099,000 (of which $626,000 and $473,000 was recorded in general administrative expenses in fiscals 2012 and 2011, respectively), we paid an aggregate purchase price of $99,361,000 (which reflects a $639,000 decrease resulting from a net asset value adjustment that was recorded as a reduction of goodwill in December 2011). The purchase price was comprised of $89,361,000 in cash and $10,000,000 in shares of Cantel common stock that is subject to both a multi-year lock-up and three-year price floor (described below). After giving effect for the Company’s three-for-two stock splits, the stock consideration consisted of 902,528 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($11.08). In addition, there was up to $10,000,000 in potential cash contingent consideration payable to BMI over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. A portion of the purchase price (including the stock consideration) was placed in escrow as security for indemnification obligations of BMI and its principal stockholder, Mr. Don Byrne. In addition, we purchased certain land and buildings utilized by the Byrne Medical Business from Byrne Investments LLC, an affiliate of Mr. Byrne, for $5,900,000.

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase to goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income.  Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $2,700,000 to record our initial estimated fair value of the contingent consideration that would be earned over the two years ending July 31, 2013. During fiscals 2013 and 2012, we re-measured the fair value of the contingent consideration and recorded a total of $1,500,000 and $1,200,000, respectively, in fair value changes decreasing both acquisitions payable and general and administrative expenses in the Consolidated Financial Statements, thereby decreasing the contingent consideration payable to zero in January 2013, as more fully described in Note 6 to the Consolidated Financial Statements. Based on actual gross profit results for the two year period ended July 31, 2013, contingent consideration was not earned.

Subject to certain conditions and limitations, under the price floor referred to above, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor is a free standing financial instrument that we are required to record as a liability at fair value on the date of acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $3,000,000 to record our initial estimated fair value of the three-year price floor. The fair value of this liability was determined using the Black-Scholes option valuation model. During fiscals 2013 and 2012, we re-measured the fair value of the price floor and recorded a total of $992,000 and $1,963,000 in fair value changes decreasing both acquisitions payable and general and administrative expenses in the Consolidated Financial Statements, thereby decreasing the price floor liability to $45,000 at July 31, 2013, as more fully described in Note 6 to the Consolidated Financial Statements.

Additionally, the $10,000,000 stock portion of the purchase price was measured at fair value, which was determined using put option valuation models, to account for the discount for the multi-year lock up feature that prohibits the sellers of the Byrne Medical Business from trading the 902,528 shares of Cantel common stock during the three or four year lock-up period, which period is dependent upon whether BMI’s principal stockholder is employed by us on August 1, 2014. As a result of our valuation, the fair value of the 902,528 shares was determined to be $7,640,000, of which $7,310,000 was considered purchase price and $330,000 was determined to be compensation expense that will be expensed on a straight-line basis over the minimum lock up period of three years. The determinations of fair value using option-pricing models are affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield.

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

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Current assets:
Accounts receivable	$4,303,000
Inventory	4,581,000
Other assets	588,000
Property, plant and equipment	10,074,000
Amortizable intangible assets (13- year weighted average life):
Customer relationships (15-year life)	25,300,000
Brand names (10-year life)	2,200,000
Technology (8-year life)	11,900,000
Non-compete agreement (14- year weighted average life)	2,000,000
Other assets	105,000
Current liabilities	(2,277,000)
Other liabilities	(85,000)
Net assets acquired	$58,689,000

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

Since the acquisition was completed on the first day of fiscal 2012, the results of operations of the Byrne Medical Business are included in our results of operations in fiscals 2013 and 2012 and are excluded from fiscal 2011.  As a result of the acquisition, we changed the name of our reporting segment previously known as Endoscope Reprocessing to Endoscopy. The operations of the Byrne Medical Business are fully included within our Endoscopy segment.

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

The results of operations for the ConFirm Acquisition are included in our results of operations in fiscals 2013, 2012 and the portion of fiscal 2011 subsequent to its acquisition date.

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

The results of operations of the Gambro Business are included in our results of operations in fiscals 2013, 2012 and the portion of fiscal 2011 subsequent to its acquisition date.

4.                                      Inventories

A summary of inventories is as follows:

	July 31,
	2013	2012

Raw materials and parts	$23,815,000	$21,084,000
Work-in-process	6,945,000	6,476,000
Finished goods	23,407,000	19,195,000
Total	$54,167,000	$46,755,000

5.                                      Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of July 31, 2013, all of our derivatives were designated as hedges. We do not hold any derivative financial instruments for speculative or trading purposes.

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

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $2,552,000 at July 31, 2013, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on August 31, 2013. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. In fiscals 2013, 2012 and 2011, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in a net currency conversion loss, net of tax, of $86,000, $20,000 and $146,000, respectively, on the items hedged. Gains and losses related to hedging contracts to buy Euros, Singapore dollars and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

The interest rate on our outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our Revolving Credit Facility, the interest rate swap is for the period that began August 8, 2012 and ends January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow is at a one month LIBOR rate of 0.496%. These interest rate swap agreements have been designated as cash flow hedge instruments and have been designed to be effective in offsetting changes in the cash flows related to the hedged borrowings. As more fully described in Note 6 to the Consolidated Financial Statements, we account for the interest rate swap agreements by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income. Amounts are reclassified from accumulated other comprehensive income to interest expense in the Consolidated Statements of Income in the period the hedged transaction affects earnings. At the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair value or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. This formal assessment includes a comparison of the terms of the interest rate swap agreements and hedged borrowings to ensure they coincide as well as an evaluation of the continued ability of the counterparty to the interest rate swap agreements and the Company to honor their obligations under such agreements. At July 31, 2013, our formal assessment concluded that the changes in the fair value of the derivative instruments have been and are expected to be highly effective in the future for the interest rate swap periods that began on August 8, 2012.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of July 31, 2013 and 2012, our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described in Notes 5 and 9 to the Consolidated Financial Statements. Our interest rate swap agreements are classified within Level 2 and are valued using discounted cash flow analyses based on the terms of the contracts and the interest rate curves. Changes in fair value in these interest rate swap agreements in fiscal 2013 were recorded in accumulated other comprehensive income in the Consolidated Statements of Comprehensive Income. Amounts are reclassified from accumulated other comprehensive income in the period the hedged transaction affects earnings.

We had contingent consideration relating to the Confirm Acquisition on February 11, 2011. The fair value of this liability was based on future sales projections of the ConFirm Monitoring Business under various potential scenarios for the one year period ended January 31, 2012 and weighting the probability of these outcomes.  At the date of the acquisition, these cash flow projections were discounted using a rate of 7%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This analysis resulted in an initial contingent consideration liability of $656,000, which was subsequently adjusted by recording the change in the fair value through our results of operations as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis. These fair value measurements were based on significant inputs not observed in the market and thus represented Level 3 measurements.  Based on actual sales results for the one year period ended January 31, 2012, the final contingent consideration liability was determined to be $855,000 at January 31, 2012 and was paid in March 2012.

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

The fair value of the contingent consideration liability was based on future gross profit projections of the Byrne Medical Business under various potential scenarios for the two year period ended July 31, 2013 and weighting the probability of these outcomes. As such, the determination of fair value of the contingent consideration is subjective in nature and highly dependent on future gross profit projections.  At the date of the acquisition, these cash flow projections were discounted using a rate of 14%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This contingent consideration liability was adjusted periodically by recording changes in the fair value through our Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. Based on actual gross profit results for the two year period ended July 31, 2013, contingent consideration was not earned.

The fair value of the three year price floor liability was determined using the Black-Scholes option valuation model, which is affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield. This liability is adjusted periodically by recording changes in the fair value through our Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. The decrease to the fair value of the price floor (as determined by the Black-Scholes option valuation model) was recorded as a decrease to both acquisition payable and general and administrative expenses in the Consolidated Financial Statements and was primarily due to the impact of our stock price being higher than at the time of the acquisition, the life of the price floor being less than three years and changes in the expected stock price volatility. Future changes in these factors, especially significant changes in our stock price, may result in significant future earnings volatility. If our stock price at July 31, 2013 was $1.00 lower, the fair value of the price floor would have been approximately $11,000 higher, which would have decreased our operating income by $11,000. Conversely, if our stock price at July 31, 2013 was $1.00 higher, the fair value of the price floor would have been approximately $9,000 lower, which would have increased our operating income by $9,000.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	July 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$4,241,000	$—	$—	$4,241,000
Total assets	$4,241,000	$—	$—	$4,241,000

Liabilities:
Acquisitions payable:
Price floor	$—	$—	$45,000	$45,000
Total acquisitions payable	—	—	45,000	45,000
Other liabilities:
Interest rate swap agreements	—	162,000	—	162,000
Total other liabilities (1)	—	162,000	—	162,000
Total liabilities	$—	$162,000	$45,000	$207,000

	July 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$3,916,000	$—	$—	$3,916,000
Total assets	$3,916,000	$—	$—	$3,916,000

Liabilities:
Acquisitions payable:
Contingent consideration	$—	$—	$1,500,000	$1,500,000
Price floor	—	—	1,037,000	1,037,000
Total acquisitions payable	—	—	2,537,000	2,537,000
Other liabilities:
Interest rate swap agreements	—	335,000	—	335,000
Total other liabilities (2)	—	335,000	—	335,000
Total liabilities	$—	$335,000	$2,537,000	$2,872,000

(1) At July 31, 2013, the current portion of the interest swap agreements of $133,000 is recorded in accrued expenses and the long-term portion of the interest swap agreements of $29,000 is recorded in other long-term liabilities.

(2) At July 31, 2012, the current portion of the interest swap agreements of $212,000 is recorded in accrued expenses and the long-term portion of the interest swap agreements of $123,000 is recorded in other long-term liabilities.

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscals 2013, 2012 and 2011 is as follows:

	ConFirm	Byrne	Byrne
	Contingent	Contingent	Price
	Consideration	Consideration	Floor	Total
Balance, July 31, 2010	$—	$—	$—	$—
Total net unrealized losses included in general and administrative expense in earnings	119,000	—	—	119,000
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	656,000	—	—	656,000
Balance, July 31, 2011	775,000	—	—	775,000
Total net unrealized losses (gains) included in general and administrative expense in earnings	80,000	(1,200,000)	(1,963,000)	(3,083,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	(855,000)	2,700,000	3,000,000	4,845,000
Balance, July 31, 2012	—	1,500,000	1,037,000	2,537,000
Total net unrealized gains included in general and administrative expense in earnings	—	(1,500,000)	(992,000)	(2,492,000)
Transfers into or out of level 3	—	—	—	—
Net purchases, issuances, sales and settlements	—	—	—	—
Balance, July 31, 2013	$—	$—	$45,000	$45,000

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property and equipment and convertible notes receivable, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. For our quantitative test, we use a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management performs a qualitative assessment, and if a quantitative assessment is necessary, we compare the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows are sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On July 31, 2013, management concluded that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred in fiscal 2013 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of July 31, 2013 and 2012, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of July 31, 2013 and 2012, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

7.                                      Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years. Amortization expense related to intangible assets was $10,061,000, $9,124,000 and $5,687,000 for fiscals 2013, 2012 and 2011, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	July 31, 2013
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$72,142,000	$(25,379,000)	$46,763,000
Technology	21,006,000	(9,642,000)	11,364,000
Brand names	12,680,000	(8,045,000)	4,635,000
Non-compete agreements	3,159,000	(541,000)	2,618,000
Patents and other registrations	1,768,000	(606,000)	1,162,000
	110,755,000	(44,213,000)	66,542,000
Trademarks and tradenames	9,387,000	—	9,387,000
Total intangible assets	$120,142,000	$(44,213,000)	$75,929,000

	July 31, 2012
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$60,271,000	$(20,421,000)	$39,850,000
Technology	20,797,000	(7,590,000)	13,207,000
Brand names	11,945,000	(6,778,000)	5,167,000
Non-compete agreements	3,147,000	(404,000)	2,743,000
Patents and other registrations	1,372,000	(463,000)	909,000
	97,532,000	(35,656,000)	61,876,000
Trademarks and tradenames	9,435,000	—	9,435,000
Total intangible assets	$106,967,000	$(35,656,000)	$71,311,000

Estimated annual amortization expense of our intangible assets for the next five years is as follows:

Year Ending July 31,
2014	$10,462,000
2015	10,205,000
2016	6,965,000
2017	6,389,000
2018	6,112,849

Goodwill changed during fiscals 2013 and 2012 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	Other	Goodwill

Balance, July 31, 2011	$9,648,000	$53,597,000	$55,864,000	$8,133,000	$7,528,000	$134,770,000
Acquisitions	49,582,000	—	—	—	—	49,582,000
Foreign currency translation	—	(309,000)	—	—	(388,000)	(697,000)
Balance, July 31, 2012	59,230,000	53,288,000	55,864,000	8,133,000	7,140,000	183,655,000
Acquisitions	—	4,043,000	24,244,000	—	—	28,287,000
Foreign currency translation	—	(152,000)	—	—	(172,000)	(324,000)
Balance, July 31, 2013	$59,230,000	$57,179,000	$80,108,000	$8,133,000	$6,968,000	$211,618,000

On July 31, 2013, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2013, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that approximated book value. At July 31, 2013, goodwill relating to our Specialty Packaging reporting unit was $6,968,000. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 10.7% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On July 31, 2013, management concluded that no events or changes in circumstances have occurred in fiscal 2013 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

8.                                      Warranties

A summary of activity in the warranty reserves follows:

	Year Ended July 31,
	2013	2012

Beginning balance	$1,667,000	$2,083,000
Acquisitions	45,000	—
Provisions	1,893,000	2,879,000
Settlements	(2,344,000)	(3,294,000)
Foreign currency translation	—	(1,000)
Ending Balance	$1,261,000	$1,667,000

The warranty provisions and settlements in fiscals 2013 and 2012 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Consolidated Balance Sheets.

9.                                      Financing Arrangements

In conjunction with the Byrne Acquisition and the impending expiration of our existing revolving credit facility (“Existing Revolver Facility”), we entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “U.S. Credit Agreement”) with our existing consortium of senior lenders to fund the cash consideration paid and the costs associated with the acquisition, as well as to refinance our Existing Revolver Facility.

The U.S. Credit Agreement includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to $764,000 at July 31, 2013.

Borrowings under the U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the U.S. Credit Agreement (“Consolidated EBITDA”). At July 31, 2013, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.19% to 0.87%. The margins applicable to our outstanding borrowings were 0.75% above the lender’s base rate or 1.75% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at July 31, 2013. The U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.30% at July 31, 2013.

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

The principal amounts of the Term Loan Facility are to be paid in twenty consecutive quarterly installments of $2,500,000 beginning on September 30, 2011.  The U.S. Credit Agreement permits us to make optional prepayments of loans at any time without premium or penalty other than customary LIBOR breakage fees. We are required to make mandatory prepayments of amounts outstanding under the U.S. Credit Agreement of: (i) 100% of the net proceeds received from certain sales or other dispositions of all or any part of the Company and its subsidiaries’ assets, (ii) 100% of certain insurance and condemnation proceeds received by the Company or any of its subsidiaries, (iii) subject to certain exceptions, 100% of the net cash proceeds received by the Company or any of its subsidiaries from the issuance or occurrence of any indebtedness of the Company or any of its subsidiaries, and (iv) subject to certain exceptions, 100% of the net proceeds of the sale of certain equity.

The U.S. Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries (including Medivators, Mar Cor, Crosstex, SPS Medical and Strong Dental Products, Inc.) and (ii) a pledge by Cantel of all of the outstanding shares of Medivators, Mar Cor, Crosstex, SPS Medical and Strong Dental owned by Cantel and 65% of the outstanding shares of Cantel’s foreign-based subsidiaries. We are in compliance with all financial and other covenants under the U.S. Credit Agreement.

On July 31, 2013, we had $95,000,000 of outstanding borrowings under the U.S. Credit Agreement, which consisted of $30,000,000 and $65,000,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $35,000,000 was available to be borrowed under our Revolving Credit Facility.  Subsequent to July 31, 2013, we repaid $2,500,000 under the Term Loan Facility and $8,000,000 under our Revolving Credit Facility resulting in total outstanding borrowings of $84,500,000 at September 30, 2013.

10.                               Income Taxes

The consolidated effective tax rate was 35.0%, 34.5% and 32.9% for fiscals 2013, 2012, and 2011, respectively, and reflects income tax expense for our United States and international operations at their respective statutory rates.

The fiscal 2013 consolidated effective tax rate of 35.0% was favorably affected by the impact of the finalization of tax examinations in March 2013 and Federal tax legislation enacted in January 2013.

The fiscal 2012 consolidated effective tax rate of 34.5% was significantly affected by the closing of our subsidiary in Japan in July 2012 as part of our decision to service our Japan customers in a more cost effective manner.  The closing of our Japan location had an insignificant impact on our consolidated income before income taxes in fiscal 2012 because the losses from the write down of this investment recorded in our United States financial statements were offset by related gains recorded in our Japan subsidiary financial statements (excluding approximately $390,000 in severance and other closing costs). However, as a portion of these gains were not taxable in Japan and due to the existence of net operating loss carryforwards (“NOLs”) in Japan, we did not record income tax expense on the gains. Conversely, we recorded an income tax benefit in the United States on the investment losses as we are able to claim a worthless stock tax deduction on our United States tax return, thereby reducing our consolidated income tax expense by approximately $1,000,000 in our fourth quarter of fiscal 2012, which increased both basic and diluted earnings per share by approximately $0.02. Excluding the favorable tax impact of this event, our consolidated effective tax rate for fiscal 2012 would have been 36.6%.

The lower consolidated effective tax rate of 32.9% in fiscal 2011 was principally due to the impact of various Federal tax legislation changes in fiscal 2011, the use of foreign tax credits relating to foreign repatriations and the geographic mix of pre-tax income.

The provision for income taxes consists of the following:

	Year Ended July 31,
	2013		2012		2011
	Current	Deferred	Current	Deferred	Current	Deferred

United States:
Federal	$18,122,000	$(351,000)	$13,593,000	$390,000	$9,651,000	$(1,538,000)
State	3,010,000	223,000	2,144,000	78,000	1,595,000	(124,000)
Canada	221,000	(174,000)	324,000	(85,000)	455,000	(143,000)
Singapore	130,000	10,000	101,000	(13,000)	138,000	(1,000)
Netherlands	—	(76,000)	—	—	—	—
Japan	—	—	—	—	4,000	—
Total	$21,483,000	$(368,000)	$16,162,000	$370,000	$11,843,000	$(1,806,000)

The geographic components of income before income taxes are as follows:

	Year Ended July 31,
	2013	2012	2011

United States	$57,973,000	$44,120,000	$27,772,000
Canada	(5,000)	531,000	1,532,000
Singapore	1,038,000	713,000	796,000
Netherlands	1,344,000	152,000	143,000
Japan	4,000	2,353,000	219,000
Total	$60,354,000	$47,869,000	$30,462,000

The effective tax rate differs from the United States statutory tax rate of 35.0% in fiscals 2013, 2012 and 2011 due to the following:

	Year Ended July 31,
	2013	2012	2011

Expected statutory tax	$21,124,000	$16,754,000	$10,662,000
Differential attributable to foreign operations:
Canada	49,000	54,000	(225,000)
Singapore	(224,000)	(161,000)	(142,000)
Netherlands	(546,000)	(53,000)	(50,000)
Japan	(1,000)	(824,000)	(73,000)
State and local taxes	2,044,000	1,434,000	867,000
Domestic production deduction	(1,265,000)	(1,009,000)	(657,000)
Taxes on foreign dividends	120,000	(72,000)	(241,000)
R&E tax credit	(492,000)	(138,000)	(346,000)
Investment impairment	—	175,000	—
Other	306,000	372,000	242,000
Total income tax expense	$21,115,000	$16,532,000	$10,037,000

Deferred income tax assets and liabilities are comprised of the following:

	July 31,
	2013	2012
Current deferred tax assets:
Accrued expenses	$2,337,000	$2,158,000
Inventories	1,149,000	1,323,000
Accounts receivable	676,000	429,000
Foreign NOLs	76,000	—
Subtotal	4,238,000	3,910,000
Valuation allowance	(109,000)	(111,000)
	$4,129,000	$3,799,000
Non-current deferred tax assets:
Other long-term liabilities	$527,000	$527,000
Stock-based compensation	2,138,000	1,811,000
Capital investment	175,000	175,000
Foreign tax credit	133,000	85,000
Domestic NOLs	83,000	111,000
Foreign NOLs	—	977,000
Subtotal	3,056,000	3,686,000
Valuation allowance	(199,000)	(1,164,000)
	2,857,000	2,522,000
Non-current deferred tax liabilities:
Property and equipment	(6,310,000)	(6,496,000)
Intangible assets	(9,840,000)	(7,214,000)
Goodwill	(7,893,000)	(5,551,000)
Cumulative translation adjustment	—	(3,130,000)
Tax on unremitted foreign earnings	—	(25,000)
	(24,043,000)	(22,416,000)
Net non-current deferred tax liabilities	$(21,186,000)	$(19,894,000)

Deferred tax assets and liabilities have been adjusted for changes in statutory tax rates as appropriate. Such changes only have a significant impact in the United States, and to a lesser extent in Canada, where substantially all of our deferred tax items exist. Such deferred tax items existing in the United States reflect a combined U.S. Federal and state effective rate of approximately 37.9% and 37.7% for fiscals 2013 and 2012, respectively.

At July 31, 2013, we had NOLs for domestic tax reporting purposes of $236,000 which originated from the Purity Acquisition and will begin to expire on July 31, 2029. For foreign tax reporting purposes, our NOLs at July 31, 2013 are approximately $314,000 and are from our Netherlands subsidiary. Due to the simultaneous finalization in March 2013 of an IRS examination in the United States and a Dutch tax authority examination in the Netherlands, we believe it is more likely than not that we will utilize our remaining NOLs in the Netherlands. Consequently, we no longer have NOL valuation allowances on our remaining NOLs in the Netherlands. The NOLs in the Netherlands decreased during fiscal 2013 by $3,578,000 due to the utilization of NOLs in the current year and the finalization of the Dutch tax authority examination resulting in the disallowance of certain NOLs. Furthermore, due to the closure of our Japanese subsidiary during fiscal 2012, we no longer have NOLs in Japan.

As of July 31, 2013 and 2012, we have deferred tax assets of $133,000 and $85,000, respectively, related to foreign tax credits that resulted from foreign source income in fiscal 2013 and 2012. As we currently do not expect significant future additional foreign source income, valuation allowances have been established for these foreign tax credits as we currently believe that it is more likely than not that we will not utilize such foreign tax credits. The foreign tax credits decreased during fiscal 2013 by $48,000 due to the utilization of such credits in the current year, partially offset by newly created foreign tax credits relating to one of our Canadian subsidiaries.

We decreased our overall valuation allowances during fiscal 2013 by $967,000 from $1,275,000 at July 31, 2012 to $308,000 at July 31, 2013, primarily due to the decrease in the foreign NOLs as a result of the finalization of the Dutch tax authority examination and the removal of valuation allowances on our remaining foreign NOLs. Such decreases of our overall valuation allowances during fiscal 2013 did not have a significant impact on our consolidated effective tax rate.

We also have a $175,000 valuation allowance relating to our inability to deduct a fiscal 2012 capital loss on our BIOSAFE investment, as more fully explained in Note 21 to the Consolidated Financial Statements.

During fiscal 2013 and fiscal 2012, no dividends were repatriated from our foreign subsidiaries. All of the undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested at July 31, 2013. Accordingly, no provision has been made for United States income taxes from repatriation of these earnings and we no longer have a deferred tax liability on our cumulative translation adjustment.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2011	$191,000
Lapse of statute of limitations	(67,000)
Unrecognized tax benefits on July 31, 2012	124,000
Activity during fiscal 2013	—
Unrecognized tax benefits on July 31, 2013	$124,000

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2005.  The Company concluded an audit by the Internal Revenue Service for fiscal year 2011 in March 2013.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Consolidated Financial Statements. However, such amounts have been relatively insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

11.                               Commitments and Contingencies

Long-Term Contractual Obligations

As of July 31, 2013, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2014	2015	2016	2017	2018	Thereafter	Total

Maturities of the credit facilities	$10,000	$10,000	$10,000	$65,000	$—	$—	$95,000
Expected interest payments under the credit facilities (1)	2,239	1,997	1,756	4	—	—	5,996
Minimum commitments under noncancelable operating leases	3,640	2,849	1,942	1,294	1,113	3,636	14,474
Acquisitions payable	—	45	—	—	—	—	45
Compensation agreements	4,252	1,870	350	75	—	—	6,547
Deferred compensation and other	54	55	43	41	36	27	256
Total contractual obligations	$20,185	$16,816	$14,091	$66,414	$1,149	$3,663	$122,318

(1)                                 The expected interest payments under the term and revolving credit facility reflect interest rates of 2.41% and 2.50%, which was our weighted average interest rate on outstanding borrowings at July 31, 2013 and reflects the impact of our interest rate swap agreements.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Five of the more significant leases that contain escalation clauses are two building leases for our Water Purification and Filtration business, two building leases for our Healthcare Disposables business and one building lease for our Specialty Packaging business. The two Water Purification and Filtration building leases are for the United States headquarters in suburban Philadelphia, Pennsylvania and the Canadian headquarters in suburban Toronto, Ontario. The lease for the Philadelphia building provides for monthly base rent of approximately $16,200 during fiscal 2014 and escalates annually to approximately $20,100 in fiscal 2025 when it expires. The Toronto building lease provides for monthly base rent of approximately $16,000 in fiscal 2014 until fiscal 2015 when it expires. Both the Philadelphia and Toronto building leases are guaranteed by Cantel. The Healthcare Disposables segment has two significant building leases with escalation clauses that are used for manufacturing and warehousing. One building in Sharon, Pennsylvania provides for monthly base rent of approximately $18,600 during fiscal 2014 and escalates annually to approximately $20,800 in fiscal 2024 when it expires. The second building lease in Santa Fe Springs, California provides for monthly base rent of approximately $18,800 in fiscal 2014, escalating annually thereafter to approximately $19,300 in fiscal 2015 when it expires. Additionally, our Specialty Packaging segment has a significant building lease in Edmonton, Alberta with an escalation clause that is used for manufacturing and warehousing. Such lease provides for monthly base rent of approximately $8,000 escalating to approximately $9,000 for fiscals 2016 through 2021 when it expires.

Rent expense related to operating leases for fiscal 2013 was recorded on a straight-line basis and aggregated $4,147,000, compared with $4,104,000 and $3,924,000 for fiscals 2012 and 2011, respectively.

Acquisitions Payable

In connection with the Byrne Acquisition, we agreed that if the aggregate value of the $10,000,000 of Cantel common stock issued as part of the consideration used to acquire the Byrne Medical Business is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014), subject to certain conditions and limitations. Accordingly, at July 31, 2013, we have estimated $45,000 as the fair value of this payable, as more fully described in Notes 3 and 6 to the Consolidated Financial Statements.

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

Deferred Compensation and Other

Deferred compensation and other includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities. Additionally, deferred compensation and other includes an insurance related claim and minimal commitments under noncancelable capital leases.

12.          Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for fiscals 2013, 2012 and 2011 were as follows:

	Foreign
	Currency	Interest Rate
	Translation	Swap
	Adjustments	Agreements	Total

Balance, July 31, 2010	$8,045,000	$—	$8,045,000
Other comprehensive gain	1,558,000	—	1,558,000
Income tax effect on other comprehensive gain	(320,000)	—	(320,000)
Balance, July 31, 2011	9,283,000	—	9,283,000
Other comprehensive loss	(1,158,000)	(335,000)	(1,493,000)
Income tax effect on other comprehensive loss	260,000	125,000	385,000
Balance, July 31, 2012	8,385,000	(210,000)	8,175,000
Other comprehensive loss before reclassifications	(435,000)	(50,000)	(485,000)
Income tax effect on other comprehensive loss before reclassifications	3,130,000	18,000	3,148,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	222,000	222,000
Income tax effect on reclassification adjustments	—	(83,000)	(83,000)
Balance, July 31, 2013	$11,080,000	$(103,000)	$10,977,000

For purposes of translating the balance sheet at July 31, 2013 compared with July 31, 2012, the total of the foreign currency movements resulted in a foreign currency translation loss of $435,000 in fiscal 2013. However, we recorded a tax adjustment of $3,130,000 on accumulated foreign currency translation adjustments to reflect our recent decision to permanently reinvest our unremitted foreign earnings into our international growth initiatives and foreign working capital needs, thereby increasing the overall foreign currency translation adjustments.

13.          Earnings Per Common Share

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Year Ended July 31,
	2013	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$39,239,000	$31,337,000	$20,425,000
Less income allocated to participating securities	(608,000)	(580,000)	(290,000)
Net income available to common shareholders	$38,631,000	$30,757,000	$20,135,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	40,267,885	39,586,170	37,924,794

Dilutive effect of stock options using the treasury stock method and the average market price for the year	289,007	438,753	504,747

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	40,556,892	40,024,923	38,429,541

Earnings per share attributable to common stock:
Basic earnings per share	$0.96	$0.78	$0.53

Diluted earnings per share	$0.95	$0.77	$0.52

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	76,499

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Year Ended July 31,
	2013	2012	2011
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	40,556,892	40,024,923	38,429,541

Participating securities	639,827	751,896	549,579

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,196,719	40,776,819	38,979,120

14.          Repurchase of Shares

The Company does not currently have a publicly announced stock repurchase program. All of the shares purchased during fiscals 2013 and 2012 represent shares surrendered to the Company relating to cashless exercises of stock options and to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options. In fiscals 2013 and 2012, such purchases amounted to 172,046 and 266,311 shares at a total average price per share of $19.37 and $14.77, respectively.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares. However, during the first six months of the twelve months ended July 31, 2013, we reissued 474,266 shares (and 160,904 shares during the fourth quarter of fiscal 2012) from treasury stock for the exercise of stock options and grant of stock awards.

15.          Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2013	2012	2011

Cost of sales	$174,000	$195,000	$126,000
Operating expenses:
Selling	329,000	397,000	391,000
General and administrative	3,198,000	3,203,000	2,805,000
Research and development	32,000	45,000	28,000
Total operating expenses	3,559,000	3,645,000	3,224,000
Stock-based compensation before income taxes	3,733,000	3,840,000	3,350,000
Income tax benefits	(1,343,000)	(1,363,000)	(1,215,000)
Total stock-based compensation expense, net of tax	$2,390,000	$2,477,000	$2,135,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.06	$0.06	$0.06

Diluted	$0.06	$0.06	$0.05

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At July 31, 2013, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $4,727,000 with a remaining weighted average period of 17 months over which such expense is expected to be recognized. The majority of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2010	356,967	$6.17
Granted	398,362	8.47
Vested	(209,491)	5.74
Nonvested stock awards at July 31, 2011	545,838	8.01
Granted	536,859	9.48
Canceled	(83,002)	8.63
Vested	(291,687)	7.77
Nonvested stock awards at July 31, 2012	708,008	9.15
Granted	210,484	17.55
Canceled	(14,244)	11.31
Vested	(298,481)	9.26
Nonvested stock awards at July 31, 2013	605,767	$11.96

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

Weighted-Average
Black-Scholes Option	Year Ended
Valuation Assumptions	July 31, 2013

Dividend yield	0.37%
Expected volatility (1)	0.509
Risk-free interest rate (2)	0.67%
Expected lives (in years) (3)	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate based on the expected life at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain options granted to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. In fiscal 2013, the weighted average fair value of options granted were $7.27. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $6,616,000, $5,793,000 and $4,104,000 in fiscals 2013, 2012 and 2011, respectively. The aggregate fair value of all options vested was approximately $677,000, $942,000 and $1,651,000 in fiscals 2013, 2012 and 2011, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2010	3,212,691	$7.09
Exercised	(1,593,911)	7.57
Expired	(74,812)	9.46
Outstanding at July 31, 2011	1,543,968	6.47
Canceled	(24,748)	6.98
Exercised	(695,985)	6.32
Outstanding at July 31, 2012	823,235	6.57
Granted	52,500	17.04
Canceled	(9,000)	8.40
Exercised	(462,904)	6.26
Outstanding at July 31, 2013	403,831	$8.25

Exercisable at July 31, 2011	859,011	$5.99

Exercisable at July 31, 2012	546,165	$6.29

Exercisable at July 31, 2013	351,331	$6.94

The outstanding options at July 31, 2013 and 2012 had an aggregate intrinsic value of approximately $7,386,000 and $8,925,000, respectively. As of July 31, 2013, all of the outstanding options had vested or were expected to vest in future periods.  As of July 31, 2012, 814,235 of the outstanding options had vested or were expected to vest in future periods and had an aggregate intrinsic value of approximately $8,844,000. Such options had a weighted average exercise price of $6.55.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares. However, during the first six months of the twelve months ended July 31, 2013, we reissued 474,266 shares (and 160,904 shares during the fourth quarter of fiscal 2012) from treasury stock for the exercise of stock options and grant of stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award is granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. In fiscals 2013 and 2012, such income tax deductions reduced income taxes payable by $3,892,000 and $3,329,000, respectively, and increased additional paid-in-capital by $2,875,000 and $1,970,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows on our Consolidated Statements of Cash Flows.

The following table summarizes additional information related to stock options outstanding at July 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at July 31, 2013	(Months)	Price	At July 31, 2013	(Months)	Price

$4.14 - $5.14	10,128	3	$4.26	10,128	3	$4.26
$6.28 - $7.06	316,337	16	$6.99	316,337	16	$6.99
$7.13 - $17.04	77,366	40	$13.93	24,866	16	$7.38
$4.14 - $17.04	403,831	20	$8.25	351,331	16	$6.94

Total Intrinsic Value	$7,386,000			$6,887,000

A summary of our 2006 Equity Incentive Plan follows:

The Cantel Medical Corp. 2006 Equity Incentive Plan (the “2006 Plan”) provides for the granting of stock options (including incentive stock options), restricted stock awards, stock appreciation rights and performance-based awards (collectively “equity awards”) to our employees and non-employee directors. The 2006 Plan does not permit the granting of discounted options or discounted stock appreciation rights. The maximum number of shares as to which stock options and stock awards may be granted under the 2006 Plan is 5,591,000 shares, of which 2,700,000 shares are authorized for issuance pursuant to stock options and stock appreciation rights and 2,891,000 shares are authorized for issuance pursuant to restricted stock and other stock awards.  Stock options outstanding under this plan:

• were granted at the closing market price at the time of the grant,

• were granted as stock options that do not qualify as incentive stock options,

• as to options granted to employees, are exercisable in three or four equal annual installments commencing on the first anniversary of the grant date,

• include option grants of 1,688 shares on the last day of each of our fiscal quarters through October 31, 2009 to each non-employee director who attended that quarter’s regularly scheduled Board of Directors meeting (exercisable on the first anniversary of the grant date),

• include option grants of 3,375 shares on the last day of our fiscal year through fiscal 2009 to each member of our Board of Directors (50% are exercisable on the first anniversary of the grant date and 50% are exercisable on the second anniversary of the grant date),

• include option grants of 33,750 shares to each newly appointed or elected director (exercisable in three equal annual installments commencing on the first anniversary of the grant date),

• generally terminate three months following termination of employment or service as a non-employee director, and

• expire five years from the date of the grant.

Effective November 1, 2009, quarterly options were no longer granted to non-employee directors and, commencing July 31, 2010, the annual grants of 3,375 options to each member of the Board of Directors were changed to grants of 10,125 options to non-employee directors and 3,375 options to employee directors that are exercisable in full on the first anniversary of the grant date.

Effective August 1, 2010, the annual grants of 10,125 options to non-employee directors and 3,375 options to employee directors were changed to annual grants of 3,375 shares of restricted stock to non-employee directors and 1,125 shares of restricted stock to employee directors, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being a director of the Company through such vesting date.

Commencing July 31, 2012, the annual grants of 3,375 shares of restricted stock to non-employee directors and 1,125 shares of restricted stock to employee directors were changed to annual grants of shares of restricted stock to non-

employee directors equivalent to $35,000 based on the closing price of our common stock on July 31 of each year that are exercisable in full on the first anniversary of the grant date. Employee directors no longer receive shares of restricted stock as part of the grants to the Board of Directors, but would receive shares or stock options as part of their employment compensation.

Restricted stock shares outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being employed by the Company through such vesting date. At July 31, 2013, options to purchase 403,831 shares of common stock were outstanding, and 605,767 unvested restricted stock shares were outstanding, under the 2006 Plan. At July 31, 2013, 416,810 shares are available for issuance pursuant to stock options and stock appreciation rights and 891,257 shares are available for issuance pursuant to restricted stock and other stock awards. The 2006 Plan expires on November 13, 2016.

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

Aggregate employer contributions recognized under these plans were $2,540,000, $2,152,000 and $1,904,000 for fiscals 2013, 2012 and 2011, respectively.

17.          Supplemental Cash Flow Information

Interest paid was $2,643,000, $2,875,000 and $711,000 for fiscals 2013, 2012 and 2011, respectively. The increase in interest paid in fiscals 2013 and 2012, compared with fiscal 2011, was due principally to increases in average outstanding borrowings and average interest rates relating to the August 1, 2011 acquisition of the Byrne Medical Business, as more fully described in Notes 3 and 9 to the Consolidated Financial Statements.

Income tax payments were $17,116,000, $15,474,000 and $9,226,000 for fiscals 2013, 2012 and 2011, respectively.

18.                               Information as to Operating Segments and Foreign and Domestic Operations

Cantel Medical is a leading global company dedicated to delivering innovative infection prevention and control products and services for patients, caregivers, and other healthcare providers which improve outcomes, enhance safety and help save lives.  Our products include specialized medical device reprocessing systems for endoscopy and renal dialysis, advanced water purification equipment, sterilants, disinfectants and cleaners, sterility assurance monitoring products for hospitals and dental clinics, disposable infection control products primarily for dental and GI endoscopy markets, dialysate concentrates, hollow fiber membrane filtration and separation products, and specialty packaging for infectious and biological specimens. Additionally, we provide technical service for our products.

In accordance with FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”), we have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and operating income.

During the fourth quarter of fiscal 2013, we changed our internal reporting processes by combining our Therapeutic Filtration and Chemistries operating segments, previously reported in the Other reporting segment, with our Water Purification and Filtration reporting segment to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. All periods presented have been restated to reflect these changes.

None of our customers accounted for 10% or more of our consolidated net sales during fiscals 2013, 2012 and 2011, except for DaVita Inc. (“DaVita”) in fiscals 2013 and 2012, which accounted for approximately 10.4%, or approximately $44,204,000, in fiscal 2013 and approximately 10.2%, or $39,300,000, in fiscal 2012, of our consolidated net sales. In fiscal 2013, Davita accounted for approximately 23.9% and 36.4% of our net sales in our Water Purification and Filtration and Dialysis segments, respectively.

The Company’s segments are as follows:

Endoscopy, which includes medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes. This segment also offers disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures. Additionally, this segment includes technical maintenance service on its products.

Water Purification and Filtration, which includes water purification equipment design and manufacturing, project management, installation, maintenance, deionization and mixing systems, as well as hollow fiber membrane filtration and separation technologies for high-purity fluid and separation applications for healthcare (with a large concentration in dialysis), pharmaceutical, biotechnology, research, beverage, semiconductor and other commercial industries. Additionally, this segment includes sterilants, disinfectants and decontamination services used in various applications for infection prevention and control.

DaVita and another large dialysis provider accounted for approximately 23.9% and 24.6%, respectively, of our Water Purification and Filtration segment net sales for fiscal 2013. Combined, these two customers accounted for approximately 18.2% of our consolidated net sales in fiscal 2013.

Healthcare Disposables, which includes single-use infection prevention and control products used principally in the dental market such as face masks, sterilization pouches, patient towels and bibs, self-sealing sterilization pouches, tray covers, surface barriers including eyewear, aprons and gowns, disinfectants, germicidal wipes, hand care products, gloves, sponges, cotton products, cups, needles and syringes, scalpels and blades, and saliva evacuators and ejectors. This segment also manufactures and provides biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets.

Four customers collectively accounted for approximately 54.0% of our Healthcare Disposables segment net sales and approximately 11.6% of our consolidated net sales in fiscal 2013.

Dialysis, which includes disinfection/sterilization reprocessing equipment, sterilants, supplies and concentrates related to hemodialysis treatment of patients with acute kidney failure or chronic kidney failure associated with end-stage renal disease. Additionally, this segment includes technical maintenance service on its products.

Other

In accordance with quantitative thresholds established by ASC 280, the Specialty Packaging operating segment is reported in the Other reporting segment.

Specialty Packaging, which includes specialty packaging and thermal control products, as well as related compliance training, for the safe transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products.

The operating segments follow the same accounting policies used for our Consolidated Financial Statements as described in Note 2.

Information as to operating segments is summarized below:

	Year Ended July 31,
	2013	2012	2011

Net sales:
Endoscopy	$160,317,000	$153,224,000	$102,484,000
Water Purification and Filtration	134,196,000	114,609,000	104,308,000
Healthcare Disposables	90,904,000	76,229,000	70,202,000
Dialysis	33,148,000	35,644,000	38,055,000
Other	6,461,000	6,784,000	6,602,000
Total	$425,026,000	$386,490,000	$321,651,000

	Year Ended July 31,
	2013	2012	2011
Operating income:
Endoscopy	$32,361,000	$31,083,000	$12,419,000
Water Purification and Filtration	16,381,000	9,819,000	7,408,000
Healthcare Disposables	17,576,000	12,437,000	9,572,000
Dialysis	8,705,000	8,366,000	9,750,000
Other	857,000	1,065,000	1,125,000
	75,880,000	62,770,000	40,274,000
General corporate expenses	(12,692,000)	(10,646,000)	(8,938,000)
Interest expense, net	(2,834,000)	(3,650,000)	(874,000)
Other expense	—	(605,000)	—

Income before income taxes	$60,354,000	$47,869,000	$30,462,000

	July 31,
	2013	2012	2011
Identifiable assets:
Endoscopy	$157,340,000	$153,994,000	$46,735,000
Water Purification and Filtration	123,454,000	112,432,000	112,561,000
Healthcare Disposables	137,577,000	100,569,000	104,443,000
Dialysis	24,394,000	25,793,000	27,038,000
Other	10,078,000	10,944,000	11,350,000
General corporate, including cash and cash equivalents	34,828,000	31,080,000	19,316,000
Total	$487,671,000	$434,812,000	$321,443,000

	Year Ended July 31,
	2013	2012	2011
Capital expenditures:
Endoscopy	$3,058,000	$2,356,000	$1,133,000
Water Purification and Filtration	2,319,000	1,656,000	2,232,000
Healthcare Disposables	699,000	795,000	1,136,000
Dialysis	576,000	583,000	652,000
Other	30,000	97,000	666,000
General corporate	63,000	15,000	16,000
Total	$6,745,000	$5,502,000	$5,835,000

	Year Ended July 31,
	2013	2012	2011
Depreciation and amortization:
Endoscopy	$6,374,000	$6,060,000	$1,096,000
Water Purification and Filtration	3,866,000	3,807,000	3,726,000
Healthcare Disposables	5,500,000	4,490,000	5,923,000
Dialysis	1,188,000	1,230,000	1,365,000
Other	321,000	326,000	307,000
General corporate	14,000	12,000	29,000
Total	$17,263,000	$15,925,000	$12,446,000

Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

	Year Ended July 31,
	2013	2012	2011

Net sales:
United States	$357,378,000	$329,261,000	$270,341,000
Canada	18,732,000	15,646,000	15,635,000
Asia/Pacific	21,895,000	16,323,000	14,551,000
Europe/Africa/Middle East	23,415,000	21,691,000	17,608,000
Latin America/South America	3,606,000	3,569,000	3,516,000
Total	$425,026,000	$386,490,000	$321,651,000

	July 31,
	2013	2012	2011
Total long-lived assets:
United States	$47,043,000	$43,353,000	$33,477,000
Canada	1,236,000	1,365,000	1,689,000
Asia/Pacific	1,030,000	1,130,000	905,000
Europe	155,000	106,000	87,000
Total	49,464,000	45,954,000	36,158,000
Goodwill and intangible assets, net	287,547,000	254,966,000	173,961,000
Total	$337,011,000	$300,920,000	$210,119,000

19.                               Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended July 31, 2013 and 2012:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013
Net sales	$99,681,000	$106,363,000	$105,009,000	$113,973,000
Cost of sales	55,954,000	61,212,000	59,525,000	64,859,000
Gross profit	43,727,000	45,151,000	45,484,000	49,114,000
Gross profit percentage	43.9%	42.4%	43.3%	43.1%

Net income	$9,576,000	$10,452,000	$8,998,000	$10,213,000

Earnings per common share:
Basic (1)	$0.24	$0.26	$0.22	$0.25
Diluted	$0.23	$0.25	$0.22	$0.25

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012
Net sales	$93,262,000	$97,297,000	$97,238,000	$98,693,000
Cost of sales	55,312,000	56,476,000	54,619,000	55,916,000
Gross profit	37,950,000	40,821,000	42,619,000	42,777,000
Gross profit percentage	40.7%	42.0%	43.8%	43.3%

Net income	$6,220,000	$7,294,000	$8,174,000	$9,649,000	(2)

Earnings per common share:
Basic	$0.16	$0.18	$0.20	$0.24	(2)
Diluted	$0.15	$0.18	$0.20	$0.24

(1)         The summation of quarterly earnings per share does not equal the fiscal year earnings per share due to rounding.

(2)         Net income in our fourth quarter of fiscal 2012 was favorably impacted by approximately $1,000,000, or $0.02 in both basic and diluted earnings per common share, due to the recording of a tax benefit associated with the closing of our Japan subsidiary, as more fully explained in Note 10 to the Consolidated Financial Statements.

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

At January 31, 2012, we evaluated this investment for potential impairment and determined that repayment of the notes and accrued interest was unlikely primarily due to BIOSAFE’s inability to obtain additional financing and our assessment of BIOSAFE’s going concern. Accordingly, we deemed the investment, together with accrued interest of $105,000, fully impaired and recorded a loss of $605,000 during our second quarter of fiscal 2012, which was recorded as other expense and a reduction in other assets in the Consolidated Financial Statements.  In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on the loss relating to the impairment of this investment.

CANTEL MEDICAL CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at				Balance
	Beginning			Translation	at End
	of Period	Additions	(Deductions)	Adjustments	of Period

Allowance for doubtful accounts:

Year ended July 31, 2013	$1,041,000	$516,000	$(291,000)	$(1,000)	$1,265,000

Year ended July 31, 2012	$1,096,000	$177,000	$(227,000)	$(5,000)	$1,041,000

Year ended July 31, 2011	$870,000	$342,000	$(128,000)	$12,000	$1,096,000

