Form 10-K/A
period 2013-07-31
CANTEL MEDICAL CORP
filed 2013-12-04
CIK 19446

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

Documents incorporated by reference:  None.

Explanatory Note

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by the registrant to amend the Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed by the registrant with the Securities and Exchange Commission (SEC) on September 30, 2013 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), in connection with this Form 10-K/A, the registrant’s Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their Rule 13a-14(a) certifications. Accordingly, Part IV, Item 15 has been amended to reflect the filing of such certifications herewith. Except as described above, this Form 10-K/A does not modify or update the disclosure in, or exhibits to, the original Form 10-K, which continues to speak as of the date it was filed.

CANTEL MEDICAL CORP.

2013 FORM 10K/A

PART III

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information Concerning Our Directors

Name	Age	Position	Director Since
Charles M. Diker(5)	78	Chairman of the Board	1985
Alan R. Batkin(1),(3),(4)	69	Director	2004
Ann E. Berman(3)	61	Director	2011
Joseph M. Cohen(1),(2)	76	Director	2000
Mark N. Diker	47	Director	2007
George L. Fotiades(2),(5)	60	Vice Chairman of the Board	2008
Alan J. Hirschfield(1)	78	Director	1986
Andrew A. Krakauer(5)	58	Director	2009
Peter J. Pronovost, M.D.(2)	48	Director	2010
Bruce Slovin(3)	77	Director	1986

(1) Compensation Committee, member

(2) Nominating and Governance Committee, member

(3) Audit Committee, member

(4) Presiding Independent Director

(5) Member of Office of the Chairman

Charles M. Diker has served as Chairman of the Board of Directors (Board) since 1986 and a member of the Office of the Chairman since April 2008. Mr. Diker has served as Chairman and co-founder of Diker Management LLC, a registered investment adviser, for more than the past five years. He is also a director of Loews Corporation (New York Stock Exchange (NYSE)), a holding company whose subsidiaries include a commercial property-casualty insurer; an offshore drilling company; natural gas exploration, production and pipeline operation companies; and a luxury lodging company.  We believe that Mr. Diker’s more than twenty-five years of service as Chairman and a director of Cantel, knowledge of the Company’s business and his strong strategic vision for the Company qualify him to serve on our Board.

Alan R. Batkin is Chairman and CEO of Converse Associates, Inc., a strategic advisory firm.  From February 2007 until December 2012, Mr. Batkin served as Vice Chairman of Eton Park Capital Management, L.P., an investment firm. For more than five years prior thereto, Mr. Batkin served as Vice Chairman of Kissinger Associates, Inc., a geopolitical consulting firm that advises multi-national companies. He is also a director of Hasbro, Inc. (NASDAQ), a toy and game company,  Omnicom Group, Inc. (NYSE), a global marketing and corporate communications company, and Pattern Energy Group, Inc. (NASDAQ), a premium independent power company.  Mr. Batkin served from 1999 to June 2012 as a director of Overseas Shipholding Group, Inc. (NYSE). We believe that Mr. Batkin’s specific banking, consulting and directorial experience described above qualifies him for service on the Board.

Ann E. Berman served from April 2006 through June 2009, as senior advisor to the president of Harvard University.  From 2002 through April 2006 she served as Vice President of Finance and Chief Financial Officer of Harvard University.  Ms. Berman is a certified public accountant (CPA), and is also a director of Loews Corporation (NYSE), a holding company whose subsidiaries include a commercial property-casualty insurer; an offshore drilling company; natural gas exploration, production and pipeline operation companies; and a luxury lodging company; and Eaton Vance Corporation, an investment manager.  We believe that Ms. Berman’s accounting and financial management expertise and service as an audit committee member and chair of other public companies qualifies her for service on the Board.

Joseph M. Cohen has served as Chairman of JM Cohen & Co., a family investment group, for more than the past five years. Mr. Cohen’s career-long experience with matters of business has assisted the Board’s consideration of management issues and strategic initiatives, many of which involve complex financial arrangements.  This experience qualifies Mr. Cohen to serve on the Board.

Mark N. Diker has served as CEO and co-founder of Diker Management LLC, a registered investment adviser, for more than the past five years. Mr. Diker is the son of our Chairman, Charles M. Diker. We believe that Mr. Diker’s experience in investment-related matters and ability to assist in the analysis of acquisition targets qualifies him to serve on our Board.

George L. Fotiades has served as Operating Partner — Chairman, Healthcare investments at Diamond Castle Holdings, LLC, a private equity firm, since April 2007. For more than five years prior thereto, Mr. Fotiades served as President and COO of Cardinal Health, Inc., a leading provider of healthcare products and services.  Previously, he served as President and CEO of Cardinal’s Pharmaceutical Technologies and Services segment, which was subsequently acquired by Blackstone and renamed Catalent Pharma Solutions. Mr. Fotiades also served as Catalent’s Chairman from 2007 until 2010. He is also a director of Prologis, Inc. (NYSE), a leading owner, operator and developer of industrial real estate, and Aptargroup Inc. (NYSE), a leader in the global dispensing systems industry.  Mr. Fotiades has served as Vice Chairman of the Board of Cantel and a non-executive member of the Office of the Chairman since April 2008. Mr. Fotiades’ extensive experience in executive management of global operations, strategic planning, and sales and marketing, particularly in the healthcare industry, qualifies him to serve on the Board.

Alan J. Hirschfield has been a private investor and consultant for more than the past five years. Mr. Hirschfield is also a director of Carmike Cinemas, Inc. (NASDAQ), a national theater chain.   From April 2004 until July 2013, he served as a director of Leucadia National Corp. (NYSE), a holding company engaged in various operating and investing activities. Mr. Hirschfield served as Vice Chairman of the Board of Cantel from 1988 until March 2009. He has managerial experience in the media and entertainment sector, as well as in investment banking and real estate.  This experience, together with his over twenty-six years of service as a director of Cantel, qualifies him to serve on the Board.

Andrew A. Krakauer has served as CEO of the Company since March 2009 and President and a member of the Office of the Chairman since April 2008.  From August 2004 through April 2008 he served as Executive Vice President and Chief Operating Officer. For more than five years prior thereto, he served as President of the Ohmeda Medical Division of Instrumentarium / GE Healthcare. Mr. Krakauer’s detailed knowledge of the Company’s business and operations, his service as a senior executive and his extensive experience as past President of Medivators Inc., past Chief Operating Officer of the Company, and past interim President of the Company’s water purification operations qualify him to serve on the Board.

Peter J. Pronovost, M.D. has been a Professor, Johns Hopkins University School of Medicine (Departments of Anesthesiology and Critical Care Medicine), in the Bloomberg School of Public Health (Department of Health Policy and Management) and in the School of Nursing for more than the past five years.  In addition, Dr. Pronovost serves as a practicing anesthesiologist and critical care physician, researcher, lecturer and international patient safety leader.  He is also the director of the Armstrong Institute for Patient Safety and Quality, a member of the Institute of Medicine-National Academy of Science, and is Johns Hopkins Medicine’s senior vice president for patient safety and quality.  Dr. Pronovost is a lecturer and author in the fields of patient safety, ICU care, quality health care, evidence-based medicine, and the measurement and evaluation of safety efforts.  His research is centered on improving the quality of care delivered in the intensive care unit and operating suite and improving patient safety in these and other clinical areas.  We believe that Dr. Pronovost’s position as a world renowned leader of patient safety and quality qualifies him to serve on the Board.

Bruce Slovin has served as President, 1 Eleven Associates, LLC, a private investment firm, for the past ten years. Mr. Slovin is also Chairman of MWest Holdings, LLC, a diversified commercial and residential real estate firm since 1991.  He is also a director of SIGA Technologies, Inc. (NASDAQ), a company specializing in the development of pharmaceutical agents to fight bio-warfare pathogens.  Mr. Slovin’s experience in various operating and financial positions and his valuable leadership roles in creating and presiding over various not-for-profit organizations qualify him to serve on the Board.

Information Concerning Our Executive Officers

Name	Age	Position
Charles M. Diker	78	Chairman of the Board and member of Office of the Chairman
Andrew A. Krakauer	58	President, CEO and member of Office of the Chairman
Jorgen B. Hansen	46	Executive Vice President, COO and member of Office of the Chairman
Eric W. Nodiff	56	Senior Vice President, General Counsel and Secretary
Craig A. Sheldon	51	Senior Vice President, Chief Financial Officer and Treasurer
Seth M. Yellin	39	Senior Vice President — Corporate Development and member of Office of the Chairman
Steven C. Anaya	43	Vice President and Controller

Set forth below is certain biographical information concerning our current executive officers who are not also directors:

Jorgen B. Hansen commenced employment with the Company on November 15, 2012.  He serves as Executive Vice President and COO of the Company and as President of the Medivators Inc. subsidiary. He has been in global leadership positions with increasing responsibility within the healthcare and medical devices industry for over fifteen years.  Most recently, he was Senior Vice President, Global Marketing, Business Development, Science and Innovation for ConvaTec Corp.  Prior to that, he held leadership roles in Asia and Europe ranging from General Manager, Division head and Senior Vice President of Global Operations for Coloplast A/S.

Eric W. Nodiff has served as our Senior Vice President and General Counsel since January 2005. In January 2009, Mr. Nodiff was also appointed Secretary.

Craig A. Sheldon, who has been employed by us in various executive capacities since November 1994, has served as our Senior Vice President and Chief Financial Officer since November 2002. In March 2008, Mr. Sheldon was also appointed Treasurer. Mr. Sheldon is a CPA and a chartered global management accountant (CGMA).

Seth M. Yellin commenced employment with the Company in April 2012 and serves as Senior Vice President — Corporate Development. From January 2011 through January 2012, Mr. Yellin was an analyst in the Medical Devices & Life Science Tools segment of Citadel Asset Management and from May 2009 through January 2011 he served as Managing Director, Senior Health Care Analyst at Millennium Partners.  For more than four years prior thereto, he served as Vice President, US Event-Driven Portfolio of Brencourt Advisors LLC.

Steven C. Anaya, who has been employed by us since March 2002, has served as Vice President since November 2003 and Controller since November 2002. Prior thereto, he served as our Assistant Controller. Mr. Anaya is a CPA and a chartered global management accountant (CGMA).

Section 16(a) Beneficial Ownership Reporting Compliance

Federal securities laws require our executive officers and directors and persons owning more than 10% of our common stock to file certain reports on ownership and changes in ownership with the SEC.  Based on a review of our records and other information, we believe that during fiscal 2013, our executive officers and directors and all persons holding more than 10% of our common stock timely filed all such Section 16(a) reports except as described herein.  George Fotiades, a director and Vice Chairman, filed late Form 5s on May 22, 2013 with respect to automatic stock purchases by his broker upon the issuance of cash dividends by the Company during the fiscal years ended July 31, 2010, July 31, 2011 and July 31, 2012.

Code of Business Conduct and Ethics

All of our employees, including our Chief Executive Officer (CEO), Chief Financial Officer (CFO), all other senior financial officers and all other executive officers, are required to comply with our Code of Business Conduct and Ethics. You can access our Code of Business Conduct and Ethics by clicking on the “Corporate Governance” link in the “Investor Relations” section of our website at www.cantelmedical.com. The Code of Business Conduct and Ethics is also available without charge in print to any requesting stockholder. We post amendments to, and waivers of, our Code of Business Conduct and Ethics, as applicable, on our website.

Committees of the Board of Directors.

The Board has three standing committees:  the Audit Committee, the Compensation Committee and the Nominating Committee. All members of the Audit Committee, the Compensation Committee and the Nominating Committee are independent directors within the definition in the NYSE listing standards and Rule 10A-3 of the Exchange Act. Each of the Committees has the authority to retain independent advisors and consultants, with all fees and expenses to be paid by us. The Board-approved charters of each of the Committees can be found by clicking on the “Corporate Governance” link in the “Investor Relations” section of our website at www.cantelmedical.com or (free of charge) by sending a written request to Cantel Medical Corp., 150 Clove Road, Little Falls, NJ 07424, Attn: Assistant Secretary.

Audit Committee. The Audit Committee is composed of Ms. Berman (Chair) and Messrs. Batkin and Slovin. All of the Audit Committee members are financially literate, and at least one member has accounting and financial management expertise. The Board has determined that Ms. Berman qualifies as an “audit committee financial expert” for purposes of the federal securities laws.  Ms. Berman developed such qualifications through her skills as a CPA and her service as a Vice President of Finance and Chief Financial Officer of Harvard University.

The Audit Committee performs the following functions: (1) assisting the Board in fulfilling its oversight responsibilities with respect to (a) the integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) the independent registered public accounting firm’s qualifications and independence, and (d) the performance of our internal audit function and independent registered public accounting firm and (2) preparing a report in accordance with the rules of the SEC to be included in our annual proxy statement.

The Audit Committee held five meetings during fiscal 2013, of which four were meetings held prior to the filing of our Quarterly Reports on Form 10-Q or Annual Report on Form 10-K for the primary purpose of reviewing such reports and the quarterly financial closing process.

Compensation Committee. The Compensation Committee is composed of Messrs. Hirschfield (Chairman), Cohen and Batkin. The Compensation Committee performs the following functions:  (1) discharging the Board’s responsibilities relating to compensation of our executive officers; (2) producing an annual report on executive compensation for inclusion in our proxy statement in accordance with applicable rules and regulations; and (3) administering our equity incentive plans in accordance with the terms of such plans. The Compensation Committee held two meetings during fiscal 2013.  In discharging its responsibilities, the Compensation Committee, among other things, evaluates the CEO’s performance and determines and approves the CEO’s compensation level based on such evaluation.  The Compensation Committee also determines and approves the compensation of other executive officers.  The CEO makes recommendations to the Compensation Committee regarding the amount and form of his compensation and the compensation of our other executive officers.

During fiscal 2013, the Compensation Committee retained an independent consulting firm, The Kinsley Group, to compile data regarding the compensation of chief executive officers of a group of companies based on parameters developed by the Compensation Committee. The Kinsley Group did not provide any advice to us or other services to us in fiscal 2013.  For a discussion regarding the companies selected by the Compensation Committee, see the “Compensation Discussion and Analysis” section in this Annual Report on Form 10-K/A.  Except as described above, neither our management nor the Compensation Committee retained any compensation consultants in fiscal 2013.

Nominating Committee. The Nominating Committee is composed of Mr. Fotiades (Chairman), Dr. Pronovost and Mr. Cohen.  The Committee performs the following functions:  (1) identifying individuals qualified to become Board members, consistent with criteria approved by the Board and recommending that the Board select the director nominees for the next Annual Meeting of Stockholders; (2) developing and recommending to the Board the Corporate Governance Guidelines;  (3) overseeing evaluation of the Board and management and (4) reviewing and assessing the compensation paid to members of the Board and its committees. The Nominating Committee held two meetings during fiscal 2013.

Item 11.                 EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of our Board discharges certain responsibilities of the Board with respect to compensation of the Company’s executive officers, which, for the fiscal year ended July 31, 2013, included our Chairman of the Board and member of Office of the Chairman, Charles M. Diker; President/CEO and member of Office of the Chairman, Andrew A. Krakauer; Executive Vice President and Chief Operating Officer and member of Office of the Chairman, Jorgen B. Hansen; Senior Vice President, General Counsel and Secretary, Eric W. Nodiff; and Senior Vice President, CFO and Treasurer, Craig A. Sheldon (collectively, the Named Executive Officers or NEOs).

Objectives of Compensation Programs

The primary objectives of the Company’s compensation program are to:

•                  Closely align the interests of the executive officers with those of the stockholders, and

•                  Offer compensation opportunities that attract and retain talented executive officers, motivate such officers to perform at their highest level and reward their achievements.

The abilities and performance of the Company’s executives are critical to the Company’s long-term success, and the objectives of the compensation program are designed to complement each other by balancing the Company’s interest in achieving both its short-term and long-term goals.  Base salary and incentive-based cash bonuses are paid to reward performance and the achievement of short-term objectives and equity awards are used to align the executives’ interests with the long-term success of the Company.

What the Company’s Compensation Program is Designed to Reward

The Company’s business plan emphasizes growth through the expansion of existing operations and the addition of new products through acquisitions and product development.  This strategy is advanced by identifying and acquiring businesses; effectively integrating acquired operations, personnel, products and technologies into the organization; retaining and motivating key personnel throughout the Company; attracting and retaining customers; and encouraging new product development.  In addition, the Company relies on its executives to sustain and efficiently manage current businesses while adapting and growing its business segments in response to the ever-changing competitive landscape, and, in general, to maximize stockholder value.  The compensation program is designed to reward the NEOs for successfully managing these tasks, increasing earnings of the Company, and creating stockholder value.

Role of Peer Group CEO Compensation Data

With respect to our CEO’s compensation in fiscal 2013, in order to obtain a general understanding of current trends in compensation practices and ranges of amounts being awarded by other public companies to their chief executive officers, the CEO provided the Compensation Committee with a list of peer group companies to the Company that are public companies engaged in our industry, in related industries, or that possess size or other characteristics which are similar to ours.  The Compensation Committee then provided this list to an independent consulting firm, The Kinsley Group, and such consulting firm provided the Compensation Committee with data requested by the Compensation Committee about the compensation paid by these companies to their chief executive officers.  While the consulting firm assisted the Compensation Committee in compiling and interpreting such data, it did not otherwise provide advice to the Committee regarding compensation decisions.  The Kinsley Group has not provided any services to management.  Further, the Compensation Committee has reviewed the nature of the relationship with The Kinsley Group and did not believe there were any conflicts of interest that impacted the data provided to the Compensation Committee.  The companies in the peer group consisted of: AngioDynamics, Inc., ICU Medical, Inc., Masimo Corporation, Medical Action Industries Inc., Merit Medical Systems Inc., Natus Medical Inc., NuVasive, Inc., Volcano Corporation and Wright Medical Group, Inc.

The Compensation Committee used the peer group data principally to obtain a general understanding of median base salary, bonus and severance levels paid to chief executive officers in the healthcare industry and to determine where compensation levels of the Company’s CEO fell relative to median compensation levels of comparable industry executives.  The data showed that the combined base salaries and short-term cash incentives were mixed relative to the medians in the comparative groups.  However, the Committee did not utilize the data for benchmarking to specific market percentiles or modify any salaries, incentives or benefits of the CEO based on the data in the survey.   The Committee took this data into account, as

reference points to be considered in determining if its current levels and mix of compensation for the CEO were reasonable for the Company.

The Compensation Committee did not utilize any specific survey data or benchmarking with respect to fiscal 2013 compensation of any of the other NEOs. Instead, the Committee relied on its own analyses and processes described herein in setting fiscal 2013 compensation for the NEOs.

For fiscal 2014, the Compensation Committee retained The Kinsley Group to provide additional competitive pay data and analysis with respect to the Company’s CEO and other executive officers in connection with changes to be made for fiscal 2014 compensation.

Elements of the Compensation Program; Why the Compensation Committee Chose Each Element and How it Relates to the Company’s Objectives

The two principal elements comprising executive compensation are cash and equity awards.  The cash element is divided into base salary and annual cash incentives under the Company’s Annual Incentive Compensation Plan, which constitutes the short term incentive compensation plan (STIP) and the equity element consists of stock options and restricted stock awards (subject to a risk of forfeiture) under the Company’s Long Term Incentive Compensation Plan (LTIP).  These elements complement each other and give the Compensation Committee flexibility to create compensation packages that provide short and long-term incentives in line with the Company’s approach to compensation.  Such approach is designed to provide the executive sufficient cash to be competitive with other employment opportunities, while at the same time providing the executive with an incentive to build stockholder value by aligning the executive’s interests with those of our stockholders.

Base salary is the primary fixed element of the Company’s compensation program and is used to attract and retain, as well as motivate and reward, executive officers.  In determining the base salary of NEOs, the Compensation Committee considers the experience, skills, knowledge and responsibilities required of the executive officer in his role, specifically, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, and if applicable, the base salary of the individual at his prior employment.

Short-term incentive compensation is an opportunity for executives to receive cash bonuses based on the Company’s (or its divisions’) annual financial performance. The short-term incentive compensation is intended to reward performance for the most recently completed fiscal year when financial objectives are achieved and motivate and retain qualified individuals who have the opportunity to influence future results, advance business objectives, and enhance stockholder value. Likewise, this element of compensation is designed to provide a reduced award or no award when financial objectives are not achieved.  Under the STIP, target amounts for the annual bonus opportunity are required to be established within 75 days after the commencement of the fiscal year and are based on achievement of one or more metrics described in the STIP.  The exact annual metrics and targets to be used under the STIP are approved by the Compensation Committee each year.  In addition, under the STIP, the Compensation Committee has the flexibility to award additional discretionary bonuses to recognize and reward performance in excess of measurable performance objectives.  Mr. Diker does not participate in the STIP and does not receive cash bonuses.

For fiscal 2013, the Committee established a target level, as a percentage of base salary, for each member of senior management for purposes of determining cash bonuses under the STIP.  Achievement of the target levels was based on attainment of the Company’s fiscal 2013 targeted diluted earnings per share (EPS) and, in the case of division CEOs, budgeted operating income for the applicable division.  Factors included in the process of determining senior management target levels, as well as discretionary additional bonuses, were business performance, scope of responsibilities and accountability, competitive and other industry compensation data, special circumstances and expertise, individual performance, comparison with compensation of our other senior managers and recommendations of the Chairman of the Board and the CEO.

The purpose of the LTIP is to contribute to the motivation of key employees in accomplishing the Company’s long-term strategic and stockholder value goals.  Through equity awards, the LTIP is designed to communicate and reinforce strategic, operational and financial objectives linked to creating stockholder value, provide a competitive incentive for achievement of long-term corporate stockholder value goals and establish an objective basis for determining annual long-term incentive awards for eligible participants.

Equity awards (which may consist of restricted stock, stock options, stock appreciation rights or performance awards) are granted under the LTIP to NEOs in order to give them an ownership interest in the Company, thereby aligning their interests with those of the stockholders and providing a long-term incentive.  Restricted stock awards consist of awards of the

Company’s common stock subject to specified vesting restrictions or conditions including, among other things, continued employment with the Company.  Stock options and stock appreciation rights (rights to receive a payment equal to the increase in fair market value of the Company’s common stock since the grant date thereof) are equity awards whose value depends on an increase in the Company’s common stock price.  The Compensation Committee determined at the end of fiscal 2010 to no longer grant stock options to management under the LTIP and rather, to grant only restricted stock to management. Grants of restricted stock have intrinsic value regardless of price appreciation, and may create a better identity of interests between management and other stockholders.  In addition, the Committee believes that due to their intrinsic value, restricted shares may have a stronger retentive effect on management than stock options.  Following fiscal 2013 restricted stock awards were granted to management under the LTIP.  Mr. Diker does not participate in the LTIP but is awarded stock options as an employee of the Company from time to time based on recommendations of the Compensation Committee and approval of the Board.

The Compensation Committee typically imposes time-based vesting conditions on stock options and restricted stock awards because it believes that time based vesting encourages recipients of awards to remain employed by the Company and continue to provide services to us, and also encourages recipients to build stockholder value over a long period of time.  As with other issued shares of our common stock, recipients of restricted stock (but not stock options) awarded under the LTIP are entitled to receive dividends we pay on our common stock.

Risk in Our NEO Compensation Program

Our Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks. We believe the base salary levels of our executives mitigate excessive risk-taking behavior by providing reasonable predictability in the level of income earned by each executive and alleviating pressure on executives to focus exclusively on stock price performance to the detriment of other important business metrics.   We also provide a mixture of both short-term and long-term incentives.  With a significant weighting on long-term incentives that are subject to time-based vesting, we believe NEOs’ incentives are aligned with those of our stockholders and short-term risk taking is discouraged.  In addition, the performance measures used for short-term incentives are intended to be challenging yet attainable, so that it is more likely than not that the executives will earn a substantial portion of their target bonus annually, which mitigates the potential that our executives will take excessive risks.  The metrics we use are typically calculable in accordance with generally accepted accounting principles (GAAP) and audited at the end of the year.  Also, for fiscal 2013, short-term incentives in the form of annual performance bonus payouts have been established, depending on an executive’s position, at between 40-85% of base salary for on-target performance.  For fiscal 2014, the high end of the range was increased to 100% of base salary. Under the STIP, the Compensation Committee may determine that extraordinary performance warrants a higher payout but with a cap of 200% of targeted bonus, which the Compensation Committee believes mitigates the likelihood that our executives will take excessive risks.  In addition, stock options and restricted stock awards granted to employees generally vest annually over three years, so executives always have a significant amount of unvested awards that could decrease significantly in value if our business is not managed for the long-term.  The Compensation Committee further retains discretion under both the STIP and LTIP to reduce or not pay awards under such plans due to an NEO’s misconduct or poor performance.

How the Compensation Committee Chose Amounts and Formulas for Each Element

All diluted EPS amounts referred to below have been adjusted to reflect three-for-two stock splits in the form of 50% stock dividends paid in each February 2012 and July 2013.

Base Salary. Currently the Compensation Committee approves the base salaries of all NEOs; however, the base salary of Mr. Diker, who provides services to the Company on a part time basis, is also subject to approval by the Board.  On February 1, 2013, the base salary of the Chairman was increased by 20%, from $250,000 to $300,000 and the base salary of the CEO was increased by 9.5%, from $525,000 to $575,000, both in recognition of their contributions and the performance of the Company. The base salaries of Messrs. Nodiff and Sheldon were increased by 3.0% in recognition of their contributions and the performance of the Company.  As Mr. Hansen commenced employment at the Company just a few months prior to February 1, 2013, he received a prorated 3% increase in his base salary.  The Committee maintained the relative differences among them (other than the Chairman and CEO) that had been established in prior fiscal years based on the NEOs’ roles and responsibilities and the Committee’s prior perception of executives of other similar companies of similar position, responsibility, experience, qualifications, and performance.  The greater percentage increase for the Chairman was based on the excellent operating results of the Company since February 2011 when he last received an increase in his salary.  The greater percentage increase for the CEO was due to his leadership of the Company and excellent operating results of the Company during his tenure as CEO.  The base salaries of the NEOs, which will remain in effect through at least January 31, 2014, are as follows:

NEO	BASE SALARY
Mr. Diker	$300,000
Mr. Krakauer	575,000
Mr. Hansen	428,188
Mr. Nodiff	341,731
Mr. Sheldon	341,731

Short-Term Incentive Plan.  For fiscal 2013, the Compensation Committee chose EPS as the performance metric under the STIP to maintain a focus on increasing stockholder value and driving superior financial performance.   The Committee believes EPS is a key metric in measuring the Company’s success and provides certainty and comparability since it is calculated in accordance with generally accepted accounting principles and audited each year.  Specifically, for fiscal 2013 the performance target was EPS of $0.85.

For fiscal 2013, the target incentive awards under the STIP, established as a percentage of base salary, were set by the Compensation Committee as follows:

NEO	TARGET INCENTIVE AWARD
Mr. Diker	NA
Mr. Krakauer	85%
Mr. Hansen	60%
Mr. Nodiff	50%
Mr. Sheldon	50%

In fiscal 2013, the Company exceeded the diluted EPS performance target of $0.85 compared to our actual diluted EPS of $0.95.  Therefore, Messrs. Krakauer, Hansen, Nodiff and Sheldon each received his full target incentive award.  In addition, because of the significant extent by which our actual EPS exceeded our performance target and our prior year’s diluted EPS of $0.77 as well as the closing and successful integration of our most recent acquisitions, the Compensation Committee utilized its discretion under the STIP to award additional cash bonuses to our NEOs (exclusive of Mr. Diker, who does not participate in our STIP).  These discretionary STIP awards increased the incentive-based awards by 50%.  Total STIP awards to NEOs for fiscal 2013 were as follows:

NEO	BASE INCENTIVE AWARD	DISCRETIONARY INCENTIVE AWARD	TOTAL CASH AWARD
Mr. Diker	NA	NA	NA
Mr. Krakauer	$488,750	$244,375	$733,125
Mr. Hansen	$192,685	$96,342	$289,027
Mr. Nodiff	$170,866	$85,433	$256,299
Mr. Sheldon	$170,866	$85,433	$256,299

Equity Awards.  The Compensation Committee determines the number of shares of stock underlying the equity awards based upon each NEO’s position and performance during the fiscal year.  The Committee established fiscal 2013 equity award targets for all NEOs other than Mr. Diker based on a percentage of their base salary (described below).  Mr. Diker is not a participant in the LTIP but has received equity awards from time to time upon the recommendation of the Compensation Committee and approval of the Board. All restricted stock awards to NEOs are subject to vesting in three equal annual installments beginning on the first anniversary of the grant date.

The target incentive equity award percentages were determined by the Compensation Committee to reflect the objectives of the LTIP and to give effect to the positions, responsibilities and contributions to the Company of each NEO.  The percentages also reflect the Compensation Committee’s view, based on past analyses which were not updated in fiscal 2013, of market-based differences for similarly positioned executives at other companies.

On October 10, 2013, the Compensation Committee awarded the NEOs restricted shares under the LTIP attributable to fiscal 2013 performance based on the $31.49 closing price of Cantel common stock on the NYSE on the date immediately preceding the grant date.   In addition, the Compensation Committee awarded Mr. Diker a stock option to purchase 30,000 shares at an exercise price of $31.81, the closing price of Cantel stock on the NYSE on the date of grant, based on his contributions to the Company and for providing direction and assistance to management during fiscal 2013.

Mr. Krakauer was awarded 39,700 shares of restricted stock, calculated by dividing $1,250,000 by $31.49, the closing price of Cantel stock on the NYSE on the date immediately preceding the grant date (and rounded up by 5 shares). This represented a $250,000 increase in value from the prior year’s restricted stock award to Mr. Krakauer.  The increase was in recognition of the Company’s fiscal 2013 performance and overall growth since Mr. Krakauer became President and CEO of the Company, as well as the Committee’s perception of CEO compensation of other similar companies of similar position, responsibility, experience, qualifications, and performance.

The number of shares of restricted stock issued to Mr. Hansen was calculated by (1) multiplying his base salary by 100% (his incentive award percentage) and (2) dividing the product by $31.49.

The number of shares of restricted stock issued to Messrs. Nodiff and Sheldon was calculated by (1) multiplying such NEO’s base salary by 85% (their incentive award percentage) and (2) dividing the product by $31.49 (and rounding up by 1 share).  The incentive award percentage of Messrs. Nodiff and Sheldon was increased from 70% to 85% based on their individual performances as well as the Company’s fiscal 2013 performance.

For the awards to the NEOs, the Compensation Committee established the following payment percentages and, as a result, made the grants indicated:

NEO	TARGET INCENTIVE AWARD	VALUE OF AWARD	NUMBER OF RESTRICTED SHARES AWARDED	NUMBER OF STOCK OPTIONS AWARDED
Mr. Diker	NA			30,000
Mr. Krakauer	$1,250,000 Value	$1,250,153	39,700
Mr. Hansen	100% of Base Salary	$428,264	13,600
Mr. Nodiff	85% of Base Salary	$290,471	9,225
Mr. Sheldon	85% of Base Salary	$290,471	9,225

Post-Retirement and Other Benefits

Each of Messrs. Krakauer, Hansen, Nodiff and Sheldon is party to a severance agreement with the Company that contains certain post-termination benefits.

The Compensation Committee believes that post-termination benefits are an important aspect of an executive compensation program because they allow the Company to better recruit and retain executive officers by offering competitive compensation packages.  Such benefits also allow the executive officers to focus on performance of their duties and eliminate distractions related to job security concerns.  The severance agreements also provide benefits in the event of a change in control of the Company to further align the interests of the executive with those of the stockholders.  These arrangements are primarily intended to maintain the executive’s motivation to consummate the sale of the Company in circumstances where such event will maximize stockholder value, notwithstanding that such transaction may result in the executive’s loss of continued employment with the Company.  We believe a “double trigger” requiring actual termination following a change of control rather than simply awarding amounts in the event of a change of control best aligns the NEOs’ interests by encouraging them to continue to perform their duties adequately rather than simply receiving an award for completing a transaction.

We believe that these severance benefits are reasonable and appropriate for our NEOs in light of the anticipated time it takes high-level executives to secure new positions with responsibilities and compensation that are commensurate with their experience.  We do not include “gross-up” provisions in the severance agreements.  A more detailed description of our severance agreements may be found below under the heading “Post Termination Benefits and Change in Control.”

Severance benefits also include the vesting of 100% of the executives’ unvested stock options and unvested restricted stock awards and other similar rights in certain circumstances. We believe that the equity awards granted to our executive officers have been reasonable in amount and that, in the event of a change in control and certain other terminations, it is appropriate that our executive officers receive the full benefit under their equity compensation awards of the increase in Cantel’s value attributable to the performance of the current management team.

The severance agreements for our NEOs provide equal benefits for each NEO that is a party to a severance agreement, other than with respect to cash severance payable in the event of a termination in a non-change of control situation (i.e., a termination without cause).  In such event, the Mr. Krakauer (CEO) is entitled to two times the sum of his base salary and target bonus at the time of termination; Mr. Hansen (COO) is entitled to 18 months’ base salary; Mr. Sheldon, by virtue of being a 15-year executive is entitled to 18 months’ base salary; and Mr. Nodiff is entitled to 12 months’ base salary. We believe that a higher severance formula for our CEO is justified and needed in order to attract the individual we believe is best suited for the office. Our CEO is the individual the public and our stockholders most closely identify as the face of the company. He has the greatest individual impact on our success, and he faces the greatest personal risks when the company takes risks.  We also believe that the position of Chief Operating Officer merits a higher severance formula in order to attract the individual we believe is best suited for the office.  Finally, we believe that any NEO (other than Mr. Diker) who has 15 years of employment with the Company should be entitled to additional compensation in the event of a termination of his employment in a non-change in control situation in recognition of his long service to the Company.

In addition to the above benefits, we provide to Messrs. Krakauer, Hansen, Nodiff and Sheldon (1) term life insurance equal to one year’s base salary, (2) a car allowance equal to $750 a month plus related expenses, (3) an executive physical once every three years (up to $3,500, subject to a gross-up to make this benefit tax neutral), (4) a $7,000 allowance for disability insurance or long term care insurance and (5) a 401(k) plan match.  We believe these perquisites and benefits are appropriate as part of a competitive benefits package.  Mr. Diker is provided a 401(k) plan match.

Say-on-Pay Vote Response

In evaluating our compensation process for fiscal 2013, our Compensation Committee generally considered the results of the advisory vote of our stockholders on the compensation of the executive officers named in our last proxy statement related to our prior annual meeting of stockholders. Our Compensation Committee noted that more than 94% of votes cast approved of the compensation of those executive officers as described in our last proxy statement. Our Compensation Committee considered these voting results as supportive of the Compensation Committee’s general executive compensation practices.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code (the Code) limits the deduction a public company is permitted for compensation paid to the chief executive officer and to the four most highly compensated executive officers other than the chief executive officer. Generally, amounts paid in excess of $1,000,000 to a covered executive cannot be deducted, unless the compensation is paid pursuant to a plan which is performance related, non-discretionary and has been approved by stockholders. In its deliberations the Compensation Committee considers ways to maximize deductibility of executive compensation, but nonetheless retains the discretion to compensate executive officers at levels the Committee considers commensurate with their responsibilities and achievements. We have not adopted a policy that all executive compensation be fully deductible.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the “Compensation Discussion and Analysis” section included in the definitive Proxy Statement for the Company’s annual meeting of stockholders scheduled to be held on January 9, 2014 (Proxy Statement) and included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013, by inclusion in this Annual Report on Form 10-K/A, and discussed such section with certain members of management. Based on its review and discussions and its ongoing involvement with executive compensation matters, the Compensation Committee had recommended to the Board that the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K/A be included in our Proxy Statement and our Annual Report on Form 10-K for the year ended July 31, 2013.

Compensation Committee
Alan J. Hirschfield (Chairman)
Alan R. Batkin
Joseph M. Cohen

Compensation Committee Interlocks and Insider Participation.

None of the directors who served on the Compensation Committee during fiscal 2013 is or has been an officer or employee of the Company or had any relationship that is required to be disclosed as a transaction with a related person.  During the fiscal year ended July 31, 2013, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board or our Compensation Committee.

Summary Compensation Table

The following table sets forth compensation for our CEO, CFO and three other most highly compensated executive officers (our Named Executive Officers or NEOs).

SUMMARY COMPENSATION TABLE

							Non-Equity
					Option	Stock	Incentive Plan	All Other
Name and Pricipal			Salary	Bonus	Awards	Awards	Compensation	Compensation		Total
Position	Year		$	$	($) (1)	($) (1)	($)	($)		($)

Charles M. Diker	2013		275,000	—	381,850	—	—	43,938	(2)	700,788
Chairman of the Board	2012		250,000	—	—	219,240	—	43,439		512,679
	2011		237,500	—	—	467,215	—	43,016		747,731

Andrew A. Krakauer	2013		550,000	—	—	1,000,026	733,125	28,128	(3)	2,311,279
President and Chief	2012		505,000	—	—	484,894	847,875	25,331		1,863,100
Executive Officer	2011		467,500	—	—	494,500	424,375	20,707		1,407,082

Jorgen B. Hansen	2013	(4)	302,636	—	—	424,922	289,026	191,055	(5)	1,207,639
Executive Vice President
and Chief Operating
Officer

Eric W. Nodiff	2013		336,755	—	—	232,596	256,299	27,879	(6)	853,529
Executive Vice President	2012		323,879	—	—	221,379	315,189	27,730		888,177
and General Counsel	2011		312,126	30,000	—	198,271	177,738	20,781		738,916

Craig A. Sheldon	2013		336,755	—	—	232,596	256,299	20,105	(7)	845,755
Senior Vice President,	2012		323,879	—	—	221,379	315,189	21,231		881,678
Chief Financial Officer,	2011		312,126	30,000	—	231,013	177,738	20,183		771,060
and Treasurer

(1)         Represents the aggregate grant date fair value (pre-tax) computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718.  For a discussion of valuation assumptions, see Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

(2)  This amount includes the following amounts paid or accrued by us for the benefit of Mr. Diker: (i) $36,000 in office expenses, and (ii) $7,938 in contributions under a 401(k) plan.

(3)         This amount includes the following amounts paid or accrued by us for the benefit of Mr. Krakauer: (i) $12,473 in vehicle fringe benefits, (ii) $7,650 in contributions under a 401(k) plan, (iii) $7,805 in term life and long- term care insurance premiums, and (iv) $200 in health club benefits.

(4)         Mr. Hansen commenced employment with the Company on November 15, 2012.

(5)         This amount includes the following amounts paid or accrued by us for the benefit of Mr. Hansen: (i) $176,000 signing bonus upon commencement of employment with the Company, (ii) $9,124 in vehicle fringe benefits, and (iii) $5,931 in contributions under a 401(k) plan.

(6)         This amount includes the following amounts paid or accrued by us for the benefit of Mr. Nodiff: (i) $12,473 in vehicle fringe benefits, (ii) $7,320 in contributions under a 401(k) plan, and (iii) $8,086 in term life and long-term care insurance premiums.

(7)         This amount includes the following amounts paid or accrued by us for the benefit of Mr. Sheldon: (i) $12,473 in vehicle fringe benefits, (ii) $7,320 in contributions under a 401(k) plan, and (iii) $312 in term life insurance premiums.

Grants of Plan-Based Awards Table

The following table sets forth certain additional information regarding grants of plan-based awards to our Named Executive Officers for the fiscal year ended July 31, 2013:

					All Other		All Other
					Stock		Option			Grant Date
					Awards:		Awards:			Fair Value
	Estimated Future Payouts Under				Number of		Number of		Exercise or	(Pre-tax)
	Non-Equity Incentive Plan Awards (1)				Shares of		Securities		Base Price	of Stock
	Threshold	Target	Maximum	Grant	Stock or		Underlying		of Option	and Option
Name	($)	($)	($)	Date	Units #		Options #		Awards ($/Sh)	Awards ($)

Charles M. Diker	NA	NA	NA	10/15/12	—		52,500	(2)	$17.04	381,850

Andrew A. Krakauer	244,375	488,750	977,500	10/15/12	58,687	(3)	—		—	1,000,026

Jorgen B. Hansen	128,456	256,913	513,826	11/15/12	25,188	(3)	—		—	424,922

Eric W. Nodiff	85,433	170,866	341,732	10/15/12	13,650	(3)	—		—	232,596

Craig A. Sheldon	85,433	170,866	341,732	10/15/12	13,650	(3)	—		—	232,596

(1)         All non-equity incentive plans referenced in the table provide that no bonus is payable if the minimum level of performance required by the plan is not achieved by the NEO.

(2)         Stock option award is exercisable in equal annual installments on each of the first three anniversaries of the grant date.

(3)         Each restricted stock award is subject to a risk of forfeiture which lapses as to one-third of the awards on each of the first three anniversaries of the grant date.

Narrative Addendum to the Summary Compensation Table and Grants of Plan-Based Awards Table

Short-Term Incentive Plan

Under the STIP, our NEOs (other than Mr. Diker) and certain other executives and key employees of the Company are eligible to receive cash bonus awards based on their achievement of performance targets for each fiscal year ending July 31st (each year being referred to as a Plan Year).

The STIP is administered by the Compensation Committee, which establishes annual performance targets (the Performance Targets) for each Plan Year.  Awards are based on the achievement of the Performance Targets, which are based on the attainment of specified levels of one or any combination of the following: revenues, cost reductions, operating income, income before taxes, net income, adjusted net income, earnings per share, adjusted earnings per share, operating margins, working capital measures, return on assets, return on equity, return on invested capital, cash flow measures, market share, stockholder return or economic value added of the Company or the subsidiary or division of the Company for or within which the participant is primarily employed. Such Performance Targets may also be based on the achievement of specified levels of Company performance (or performance of an applicable subsidiary) under one or more of the measures described above relative to the performance of other corporations.  For fiscal 2013, the Compensation Committee utilized the Company’s fiscal 2013 budgeted EPS of $0.85.   In fiscal 2013, the Company exceeded this Performance Target.

The target incentive awards for each eligible position (by category) are expressed as a percentage of base salary within the ranges designated below (with the actual target incentive award percentages determined by the Compensation Committee on an annual basis):

ELIGIBLE POSITION	TARGET INCENTIVE AWARD
CEO/President	70% - 100%
COO, Division CEO, Executive Vice President, Senior Vice President	45% - 65%
Vice President	40% - 55%
Other Key Employees	10% - 35%

For fiscal 2013, the actual target incentive awards were set by the Compensation Committee as follows:

ELIGIBLE POSITION	TARGET INCENTIVE AWARD
CEO/President (includes Mr. Krakauer)	85%
COO, Division CEOs (includes Mr. Hansen)	60%
Senior Vice Presidents (includes Messrs. Nodiff and Sheldon)	50%
Vice Presidents	40%

Notwithstanding the foregoing, Division CEOs have 25% of their bonus target based on the annual Performance Target established for executives of Cantel.  The remaining 75% is based on the annual performance target specific to the operations of such CEO’s Division(s), which are established by the CEO of the Company in consultation with the Compensation Committee.

Awards are determined as follows:

	COMPANY-WIDE EARNINGS	DIVISION EARNINGS OR OTHER TARGET
CORPORATE EXECUTIVES	100%	—
DIVISION CEOs	25%	75%

For fiscal 2013, none of the Division CEOs were NEOs.

The target incentive award payable to each participant for 100% achievement of the Performance Targets (the Bonus Target) is calculated by multiplying the participant’s base salary earned during the relevant Plan Year by a designated percentage established by the Compensation Committee for such participant for such Plan Year.  If more or less than 100% of the Performance Target is achieved, the Compensation Committee has the discretion to increase the Bonus Target (not to exceed 200% of the Bonus Target) or decrease the Bonus Target (not to be less than 50% of the Bonus Target, provided that a minimum threshold performance level has been achieved); provided, however, that the Compensation Committee in its discretion may establish minimum Performance Targets that must be achieved in order for any incentive award to be paid. The Compensation Committee will determine the degree to which any applicable Performance Target has been achieved and any incentive award paid.  At the sole discretion of the Compensation Committee, a participant may not receive an award, or the amount of an award may be decreased, due to substantiated poor individual performance or misconduct and may be declared ineligible under the STIP.

For fiscal 2013, the Compensation Committee established the following payment criteria based on the achievement of the Performance Target:

% Achievement of $0.85 EPS (Performance Target)	% of Bonus Target to be Awarded
85% or less (EPS less than $0.73)	0
Greater than 85% but less than 100% (EPS of $0.73 - $0.84)	50% - 99% of Bonus Target
100% (EPS of $0.85)	100% of Bonus Target
Greater than 100% (EPS of greater than $0.85)	100% of Bonus Target plus discretionary amount

The actual awards for our NEOs under the STIP for fiscal 2013 are shown in the tables and discussed in Compensation Discussion and Analysis above.

Long-Term Incentive Plan

The purpose of the LTIP is to contribute to the motivation of key employees in accomplishing the Company’s long-term strategic and stockholder value goals.  All equity awards under the LTIP are granted under the Company’s 2006 Equity Incentive Plan (the Plan), which is described below, and are subject to the terms thereof.

Under the LTIP, NEOs (other than Mr. Diker) and other executives and certain key employees of the Company, are eligible to receive annual equity awards for each Plan Year.  Participants are identified by title and recommended by the CEO of the Company each year, subject to the approval of the Compensation Committee.  The Compensation Committee administers the LTIP with respect to all participants.  The annualized expected value of the participants’ target awards under the LTIP are reviewed annually by the Compensation Committee.  As described above with respect to Messrs. Krakauer, Nodiff and Sheldon, the Compensation Committee increased the annualized expected value of the participants’ target awards under the LTIP for fiscal 2013 from the prior year.

Performance based awards under the LTIP are contingent on acceptable individual performance as well as predetermined financial objectives of the Company or one or more of its subsidiaries or operating segments determined by the Compensation Committee. Performance based awards vest upon achievement of the designated performance criteria, which will be based on the attainment of specified levels of one or any combination of the following: revenues, cost reductions, operating income, income before taxes, net income, adjusted net income, earnings per share, adjusted earnings per share, operating margins, working capital measures, return on assets, return on equity, return on invested capital, cash flow measures, market share, stockholder return or economic value added of the Company or the subsidiary or division of the Company for or within which the participant is primarily employed. Such performance goals also may be based on the achievement of specified levels of Company performance (or performance of an applicable subsidiary) under one or more of the measures described above relative to the performance of other corporations. Notwithstanding the specific performance criteria established, in making a determination as to whether or not such criteria such as earnings growth was achieved, the Compensation Committee takes into consideration factors such as unanticipated taxes, acquisition costs, non-recurring and extraordinary items, and other equitable factors, as determined by the Compensation Committee in its discretion.  If a participant’s employment with the Company is terminated for any reason, the participant will forfeit any non-vested performance based awards. The Compensation Committee did not grant any performance based awards in fiscal 2013.

Service-based awards under the LTIP vest ratably over three years following the date of grant, or such other period of time determined by the Compensation Committee, subject to the terms and conditions set forth in the Plan and the agreement reflecting the award.  Under the LTIP, in the event a participant’s employment is terminated prior to the end of the vesting period due to (A) death, all of the service-based awards granted to the participant under the LTIP will automatically vest as of the date of termination of employment, (B) Retirement (as defined in the LTIP), all of the service-based stock options granted to the participant under the LTIP will automatically vest and the participant will forfeit any non-vested restricted stock awards or portions thereof granted under the LTIP unless the Compensation Committee, in its discretion, accelerates the vesting of such non-vested restricted stock awards, or (C) disability, any service-based awards that would have vested within the 12 month period following the termination date but for the participant’s termination of employment (e.g., stock options and restricted stock awards subject only to time vesting) will automatically vest as of the termination date.

At the sole discretion of the Compensation Committee, a participant may not receive an award or may receive a reduced award due to substantiated poor individual performance or misconduct and may be declared ineligible under the Plan.

The actual awards for our NEOs under the LTIP for fiscal 2013 are shown in the tables and discussed in Compensation Discussion and Analysis above.

2006 Equity Incentive Plan

The Plan provides for the granting of stock options, restricted stock awards, stock appreciation rights (SARs) and performance awards to our employees, including our executive officers.  Non-employee directors also participate in the Plan.  The Plan does not permit the granting of discounted options or discounted SARs.  The selection of employee participants in the Plan and the level of participation of each participant are determined by the Compensation Committee (the Board makes determinations relating to awards to directors).  The number of shares that may be granted to a participant under the Plan during any calendar year may not exceed 168,750. Subject to the limitations set forth in the Plan, the Compensation Committee may delegate to our Chief Executive Officer or other executive officers such duties and powers as the Compensation Committee may deem advisable with respect to the designation of employees to be recipients of Plan awards and the nature and size of such awards, except that no delegation may be made in the case of awards to executive officers or directors or awards intended to qualify under Section 162(m) of the Code, or individual awards in excess of 3,375 restricted shares or 11,250 stock options (or aggregate awards during any fiscal quarter in excess of 11,250 restricted shares or 56,250 stock options) or such other parameters as may be set forth by the Compensation Committee in a subsequent resolution.

The Plan permits the grant of non-qualified stock options, incentive stock options qualifying under Section 422 of the Code (ISOs) and SARs.  SARs permit the recipient to receive a payment measured by the increase in the fair market value of a specified number of our shares from the date of grant to the date of exercise.  Distributions to the recipient of a SAR may be made in common stock, in cash, other property or in any combination of the preceding as determined by the Compensation Committee.  The Compensation Committee determines the terms of each stock option and SAR at the time of the grant.  The exercise price of a stock option may not be less than the fair market value of our common stock on the date the option is granted; likewise, no SAR may be granted at less than the fair market value of our common stock on the date the SAR is granted.  The Compensation Committee determines the exercise period of each stock option and SAR; however, the terms of stock options and SARs granted under the Plan may not exceed ten years.

Unless otherwise provided by the Compensation Committee, in the event of the termination of a participant’s service as an employee or non-employee director for any reason other than the participant’s Retirement (as defined in the Plan), death or disability, stock options and SARs (to the extent exercisable) will remain exercisable for a period of 90 days from such date or until the expiration of the stated term of such stock options or SARs, whichever period is shorter (except that in the case of a termination of employment for cause, such stock options and SARs will immediately expire). Unless otherwise provided by the Compensation Committee, upon the termination of a participant’s employment due to death or disability, stock options and SARs granted to such participant will remain exercisable (to the extent vested) for a period of one year from such date or until the expiration of the stated term of such stock options or SARs, whichever period is shorter. In addition, when an employee or non-employee director who has at least ten years of service with the Company and is at least 65 years of age (or at least 60 years of age with at least fifteen years of service) terminates his or her service as an employee or director (i.e., Retires), all stock options and SARs granted to such employee or director under the Plan will, upon such termination, become immediately exercisable in full and remain exercisable through the original term of the award.

Generally, no stock option granted under the Plan may be exercised during the first year of its term or such longer period as may be specified in the option grant. However, the Plan gives the Compensation Committee the authority, in its discretion, to accelerate the vesting of stock options.  The Plan also provides that unvested stock options and SARs will immediately vest if the recipient’s employment or service with the Company is terminated as a result of the recipient’s death or Retirement, or is terminated without cause during the 12-month period following a change in control. The Plan similarly provides for the acceleration of vesting of the next tranche of stock options and SARs in the event of a termination of employment or service as a result of disability. The Plan also provides for the acceleration of vesting of a stock option or SAR if such accelerated vesting is provided under any benefit plan of the Company to which the recipient is subject.  In addition, under the Plan, the Compensation Committee may in its discretion “cash out” any award, whether vested or unvested, upon a change in control by paying the recipient the amount by which the Change in Control Price (as defined in the Plan) exceeds the exercise or grant price per share under the stock option or SAR award multiplied by the number of shares granted under the stock option or SAR award. The Plan does not permit the repricing of options or the exchange of underwater options for cash or other awards without shareholder approval.

Under the Plan, the Compensation Committee may also grant restricted stock awards and performance awards, subject to specified restrictions or vesting conditions, including but not limited to continued employment or service of the recipient with us (in the case of restricted stock awards) or the achievement of one or more specific goals relating to our performance or the performance of a business unit or the recipient over a specified period of time (in the case of performance awards).  Performance-based measures could be based on various factors such as our revenues, cost reductions, operating income, income before taxes, net income, adjusted net income, earnings per share, adjusted earnings per share, operating margins, working capital measures, return on assets, return on equity, return on invested capital, cash flow measures, market share, and/or economic value added or such factors as they apply to one of its business units within which the recipient is primarily employed. The performance goals of the performance awards will be set by the Compensation Committee within the time period prescribed by Section 162(m) of the Code.

Except to the extent that the Compensation Committee specifies a longer vesting schedule in the award agreement, restricted stock awards given to non-employee directors (and to employee directors in their capacities as directors) will vest on the first anniversary of the grant date.  Except as otherwise provided in the award agreement, restricted stock awards given to employees will vest ratably on the first, second and third anniversaries of the grant date. The Plan provides that if the recipient’s service with the Company as a director or employee terminates as a result of the recipient’s death, any restricted stock awarded under the Plan will automatically vest, and if such service terminates as a result of disability, the next tranche of shares will automatically vest.  The Plan also provides for the acceleration of vesting of a restricted stock award if such accelerated vesting is provided under any benefit plan of the Company to which the recipient is subject.  In addition, the Plan gives the Compensation Committee the authority, in its discretion, to accelerate the vesting of any restricted stock award and, in connection with a change in control, to “cash out” any restricted stock award, whether vested or unvested.

Risk Considerations in Our Compensation Program

The Compensation Committee has considered the risks that may exist in the Company’s compensation plans and the factors that mitigate against the plans creating material risks to the Company and believes that risks arising from our compensation policies and practices for our employees are not likely to have a material adverse effect on the Company.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding unexercised options and unvested restricted stock held by each of our Named Executive Officers as of July 31, 2013.

	Option Awards					Stock Awards
	Number of	Number of				Number of		Market Value
	Securities	Securities				Shares or		of Shares
	Underlying	Underlying				Units of		or Units of
	Unexercised	Unexercised		Option	Option	Stock That		Stock That
	Options (#)	Options (#)		Exercise	Expiration	Have Not		Have Not
Name	Exercisable	Unexercisable		Price ($)	Date	Vested (#)		Vested ($) (1)

Charles M. Diker	13,050	—	(2)	7.60	11/4/14
	—	52,500	(3)	17.04	10/14/17
						18,748	(4)	497,572
						375	(5)	9,953
						13,500	(6)	358,290

Andrew A. Krakauer						19,874	(4)	527,456
						375	(5)	9,953
						35,811	(7)	950,424
						58,687	(8)	1,557,553

Jorgen B. Hansen					11/15/12	25,188	(9)	668,490

Eric W. Nodiff						8,173	(4)	216,911
						16,350	(7)	433,929
						13,650	(8)	362,271

Craig A. Sheldon						9,523	(4)	252,740
						16,350	(7)	433,929
						13,650	(8)	362,271

(1)         The market value of shares of stock that have not vested was determined using the closing market price per share of our common stock on July 31, 2013.

(2)         The option was granted on November 5, 2009 and has a five year term.  The option vests and is exercisable as to one-third of the shares underlying the option on each of the first three anniversaries of the grant date.

(3)         The option was granted on October 15, 2012 and has a five year term.  The option vests and is exercisable as to one-third of the shares underlying the option on each of the first three anniversaries of the grant date.

(4)         The restricted stock was issued on October 21, 2010 and is subject to a risk of forfeiture which lapses as to one-third of the shares on each of the first three anniversaries of such issuance date.

(5)         The restricted stock was issued on July 31, 2011 and is subject to a risk of forfeiture which lapses as to one-third of the shares on each of the first three anniversaries of such issuance date.

(6)         The restricted stock was issued on October 21, 2011 and is subject to a risk of forfeiture which lapses as to one-third of the shares on each of the first three anniversaries of such issuance date.

(7)         The restricted stock was issued on October 3, 2011 and is subject to a risk of forfeiture which lapses as to one-third of the shares on each of the first three anniversaries of such issuance date.

(8)         The restricted stock was issued on October 15, 2012 and is subject to a risk of forfeiture which lapses as to one-third of the shares on each of the first three anniversaries of such issuance date.

(9)         The restricted stock was issued on November 15, 2012 and is subject to a risk of forfeiture which lapses as to one-third of the shares on each of the first three anniversaries of such issuance date.

Option Exercises and Stock Vested Table

The following table provides information on stock option exercises and vesting of restricted stock during fiscal 2013:

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($) (1)	on Vesting (#)	on Vesting ($) (2)

Charles M. Diker	—	—	30,825	523,894

Andrew A. Krakauer	23,063	286,759	44,345	777,013

Jorgen B. Hansen	—	—	—	—

Eric W. Nodiff	6,374	103,888	18,788	328,498

Craig A. Sheldon	7,500	94,900	20,513	357,622

(1)         The “Value Realized on Exercise” is the difference between the market price of the underlying security at exercise and the exercise price of the option.  The value realized is for informational purposes only and does not purport to represent that such individual actually sold the underlying shares, or that the underlying shares were sold on the date of exercise.  Furthermore, such value realized does not take into consideration individual income tax consequences.

(2)         The “Value Realized on Vesting” is based on the fair market value of the underlying security on the vesting date.  The value realized is for informational purposes only and does not purport to represent that such individual actually sold the underlying shares, or that the underlying shares were sold on the date of exercise.  Furthermore, such value realized does not take into consideration individual income tax consequences.

Post-Termination Benefits and Change in Control

The severance agreements with Messrs. Krakauer, Hansen, Nodiff and Sheldon expire on July 31, 2015 but automatically renew on July 31 of each year for another year unless either the Company or the NEO has provided at least 6 months’ notice prior to such date that the term will not be extended.  However, if a Change in Control (as defined in the severance agreements to generally include a person or group acquiring more than 50% of our stock, a majority of our Board being replaced during any 12-month period if not endorsed by our current Board, a merger or consolidation unless the Company’s stockholders hold at least 80% of the voting stock of the surviving entity, a sale of all or substantially all of the Company’s assets, or the approval of a plan of complete liquidation by the Company’s stockholders) occurs, the term will not end before the second anniversary of the Change in Control.

Under the severance agreements, upon termination of employment for any reason, the NEO will be entitled to his (a) earned but unpaid base salary through the termination date, (b) accrued and unused paid time off through the termination date, and (c) reimbursement of expenses.  Subject to certain conditions (such as signing a release), if an NEO is terminated (1) by the Company for any reason other than for Cause, Unacceptable Performance, Disability or death or (2) by the NEO for Adequate Reason (each such capitalized term as defined in the severance agreements), then the NEO will be entitled to certain benefits, unless termination occurs during a Change in Control Coverage Period (as defined in the severance agreements).  Specifically, the NEO would be entitled to (1) in the case of the CEO only, two times base salary plus target bonus, paid in a lump sum, (2) in the case of the COO, 18 months’ base salary paid in a lump sum, (3) in the case of NEOs other than the CEO and COO, one year’s base salary (18 months in the case of any NEO who has completed at least 15 years of employment with the Company) paid in a lump sum, (4) if the termination occurs subsequent to a fiscal year end in which the NEO did not yet receive his earned bonus, then the NEO will be entitled to the bonus he would have been entitled to receive for such fiscal year under his applicable bonus plan if his employment had continued through the bonus payment date, (5) for the partial fiscal year in which the termination occurs, the NEO will be entitled to a pro-rated bonus (based on number of full or partial months the NEO worked in the partial fiscal year) to the extent he would have been entitled to receive the bonus for such fiscal year under his applicable bonus plan if his employment had continued through the next bonus payment date, (6) all unvested stock options and unvested stock held by the NEO will automatically fully vest, (7) 12 months (18 months in the case of the CEO, COO or any NEO who has completed at least 15 years of employment with the Company) of COBRA benefit premiums and (8) 12 months of outplacement services, up to $20,000.

Subject to certain conditions (such as signing a release), under their severance agreements, if the employment of Messrs. Krakauer, Hansen, Nodiff or Sheldon is terminated during a Change in Control Coverage Period (generally, the period commencing 6 months prior to a Change in Control and ending 2 years following a Change in Control), the NEO will be entitled to certain compensation if (A) the Company terminates the NEO’s employment (other than a termination for Cause or death), or (B) the NEO voluntarily terminates his employment for Adequate Reason or Good Reason (as defined in the severance agreements to generally include certain reductions in the authority, duties or responsibilities, certain reductions in compensation, certain reductions in the authority, duties or responsibilities of a supervisor of the NEO, certain reductions in the budget overseen by the NEO and certain changes in location).  Specifically, the NEO would be entitled to (1) two times the sum of (i) the NEO’s base salary and (ii) the greater of (A) a percentage of the NEO’s base salary (which may range from 40% to 85%) or (B) the average of the NEO’s prior two years’ bonuses, (2) for the partial fiscal year in which the termination occurs, the NEO will be entitled to a pro rated bonus equal to the product of the (i) greater of (A) a percentage of the NEO’s base salary (which may range from 40% to 85%) or (B) the average of the NEO’s prior two years’ bonuses, and (ii) a fraction, (x) the numerator of which is the number of full or partial months the NEO worked in the partial fiscal year, and (y) the denominator of which is 12; provided, however, that if the termination occurs subsequent to the end of the preceding fiscal year as to which the NEO did not yet receive the bonus he would have received if his employment had continued through the bonus payment date, the numerator will be the number of full or partial months the NEO worked since the beginning of the preceding fiscal year to the termination date, (3) 24 months of COBRA benefits, (4) term life insurance policy for 24 months, and (5) 12 months of outplacement services, up to $20,000.

In the case of a termination of employment of Messrs. Krakauer, Hansen, Nodiff or Sheldon due to Disability (at any time during the term of the severance agreement other than during a Change in Control Coverage Period) or death, the Company will continue to pay the NEO’s base salary for a 3-month period. In addition, for the partial fiscal year in which the termination occurs, the NEO will be entitled to a pro rated bonus (based on the number of full or partial months the NEO worked in the partial fiscal year) to the extent such bonus would have been earned under his applicable bonus plan if his employment had continued through the next bonus payment date.

If Messrs. Krakauer, Hansen, Nodiff or Sheldon intentionally and materially breaches any provision of the separate non-compete agreement he entered into in conjunction with the severance agreements, and fails to cure such breach (if curable) within 30 days, the severance agreements require such NEO to promptly repay to us any and all severance amounts previously paid to him under the severance agreement.

Under the severance agreements, in the event (A) the Company terminates the employment of Messrs. Krakauer, Hansen, Nodiff or Sheldon for any reason other than for Cause, Unacceptable Performance, Disability, or death, or (B) during a Change in Control Coverage Period, the Company terminates the NEO’s employment for any reason other than for Cause or death, or (C) the NEO terminates his employment for Adequate Reason or Good Reason or (D) the NEO’s employment terminates due to death, all unvested stock options and restricted stock awards then held by the NEO will automatically vest upon the termination of such NEO’s employment.  In the event of a termination of the NEO’s Employment due to Retirement (as defined in the severance agreements), all unvested stock options then held by the NEO will automatically vest upon the termination of such NEO’s employment. In the event of a termination of the NEO’s Employment due to Disability, any stock option or restricted stock award that would have vested within the 12 month period following the termination date but for the NEO’s termination of employment will automatically vest as of the termination date.  In addition, the Company may, in its discretion, accelerate the vesting of any stock option or restricted stock award held by an NEO in the event the NEO’s employment terminates for any reason.

Mr. Diker is not entitled to any post-termination benefits other than benefits applicable to all employees of the Company.  Such benefits include the immediate vesting of stock options and stock appreciation rights upon retirement if the employee or non-employee director has at least ten years of service with the Company and is at least 65 years of age (or at least 60 years of age with fifteen years of service).

Post-Termination Benefits and Change in Control Table

The table below sets forth our reasonable estimate of the potential payments to each of our NEOs, in each case, assuming a termination date of July 31, 2013 if such NEO (1) was terminated due to Disability, (2) died, (3) Retired, (4) was terminated in connection with a change in control of the Company by us (other than for Cause or death) or by the NEO for Adequate

Reason or Good Reason (Change in Control Termination), or (5) was terminated by us for any reason other than for Cause, Unacceptable Performance, Disability, or death or by the NEO for Adequate Reason (Non-Change in Control Termination).

	Disability (1)		Death		Retirement	Change in Control			Termination without Cause
		Acceleration of		Acceleration of	Acceleration		Continued	Acceleration of		Continued	Acceleration of
		Option / Stock		Option / Stock	of Option /	Salary &	Healthcare	Option / Stock	Salary &	Healthcare	Option / Stock
	Salary	Awards (2)	Salary	Awards (2)	Stock Awards(2)	Bonus	Benefits and Other	Awards (2)	Bonus	Benefits and Other	Awards (2)
Name	($)	($)	($)	($)	$	($)	($)	($)	($)	($)	($)
Charles M. Diker	NA	852,919	NA	1,364,564	1,364,564	NA	NA	NA	NA	NA	NA
Andrew A. Krakauer	143,750	1,531,836	143,750	3,045,385	NA	2,731,000	58,128	3,045,385	2,127,500	45,948	3,045,385
Jorgen B. Hansen	107,047	222,830	107,047	668,490	NA	1,370,202	56,364	668,490	642,282	45,833	668,490
Eric W. Nodiff	85,433	554,633	85,433	1,013,111	NA	1,254,950	52,052	1,013,111	341,731	33,982	1,013,111
Craig A. Sheldon	85,433	590,462	85,433	1,048,940	NA	1,254,950	57,140	1,048,940	512,597	45,948	1,048,940

(1)              Potential payments if an NEO is terminated for Disability in connection with a change of control of the Company are set forth under the heading “Change in Control Termination.”

(2)              Represents the intrinsic value of unvested stock options and restricted stock as of July 31, 2013.

Director Compensation

The table below summarizes the compensation paid by us to our directors for the fiscal year ended July 31, 2013, other than Messrs. Krakauer and Diker, whose compensation is included in the Summary Compensation Table above.

	Fees Earned or		All Other
	Paid in Cash	Option Awards	Compensation	Total
Name	($)	($) (1)	($)	($)

Alan R. Batkin (2)	47,000	35,016	—	82,016
Ann E. Berman (2)	55,000	35,016	—	90,016
Joseph M. Cohen (2)	38,500	35,016	—	73,516
Mark N. Diker (2)	35,000	35,016	—	70,016
George L. Fotiades (2)	139,500	137,256	—	276,756
Alan J. Hirschfield (2)	47,000	35,016	—	82,016
Dr. Peter J. Pronovost (2)	36,500	35,016	—	71,516
Bruce Slovin (2)	40,000	35,016	—	75,016

(1)         Represents the aggregate grant date fair value computed in accordance with FASB ASC 718.  For a discussion of valuation assumptions, see Note 15 to our 2013 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 31, 2013.

(2)         The aggregate number of stock awards and aggregate number of option awards outstanding for each director at July 31, 2013 are as follows: Mr. Batkin — 2,462 stock awards and 20,252 option awards; Ms. Berman — 6,212 stock awards; Mr. Cohen — 2,462 stock awards and 21,940 option awards; Mr. Mark Diker — 2,462 stock awards and 21,940 option awards; Mr. Fotiades — 14,462 stock awards and 21,940 option awards; Mr. Hirschfield — 2,462 stock awards and 21,940 option awards; Dr. Pronovost 6,212 stock awards; and Mr. Slovin — 2,462 stock awards and 21,940 option awards.

The annual cash fee payable to our non-employee directors is $35,000 plus reimbursement for expenses.  In addition, the Presiding Director is paid an annual fee of $5,000, and the Chair of each of the Audit Committee, the Compensation Committee and the Nominating Committee are paid annual fees of $15,000, $10,000 and $3,000, respectively. Each member of the Audit Committee and Compensation Committee was paid $1,000 for each committee meeting attended and each member of the Nominating Committee was paid $750 for each committee meeting attended.  In addition, Mr. Fotiades is paid an annual retainer of $100,000 to serve as Vice Chairman of the Board, in which role he serves as liaison between the Board and management. His services are provided solely as a member of the Board and for the benefit of the Board.  In addition, in

October 2013, Mr. Fotiades was granted 3,175 restricted shares in consideration of the significant services provided by him as Vice Chairman.

Non-employee directors also receive under our Plan an annual award of restricted shares of Common Stock on the last day of the fiscal year having a value on such grant date of $35,000, based on the closing price of our common stock on the NYSE on the first business day immediately preceding the grant date.  Based on the closing price of our common stock on July 30, 2013, each non-employee director was granted 1,337 restricted shares on July 31, 2013.  The shares are subject to forfeiture, vesting on the first anniversary of the grant date. Also, upon his or her joining the Board, each new non-employee member of the Board is granted a restricted stock award of 7,500 shares which will vest ratably over three years commencing on the first anniversary of the grant date.

Mr. Diker, as our employee, was paid an annual base salary at the rate of $300,000 (commencing February 1, 2013; $250,000 prior to such date) for his services as Chairman of the Board.

Item 12.                                                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Director and Officer Owners

The table below shows the number of shares of our common stock beneficially owned as of the close of business on November 14, 2013 by each of our directors and each Named Executive Officer listed in the 2013 Summary Compensation Table below, as well as the number of shares beneficially owned by all of our directors and executive officers as a group. The table and footnotes also include information about stock options and restricted stock held by directors and executive officers under the Company’s 2006 Equity Incentive Plan.

Beneficial Owners	Number of Shares (1)	Number of Unvested Restricted Shares	Options Currently Exercisable or Exercisable Within 60 Days	Total Beneficial Ownership (2)		Percent of Class
Alan R. Batkin	47,779	2,462	20,252	70,493		*
Ann E. Berman	6,885	6,212	0	13,097		*
Joseph M. Cohen	186,791	2,462	20,252	209,505		*
Charles M. Diker	5,324,918	7,125	30,550	5,362,593	(3)	13.0%
Mark N. Diker	495,405	2,462	20,252	518,119	(4)	1.3%
George L. Fotiades	73,922	12,637	20,252	106,811		*
Jorgen B. Hansen	0	38,788	0	38,788		*
Alan J. Hirschfield	479,387	2,462	20,252	502,101		1.2%
Andrew A. Krakauer	150,080	97,104	0	247,184		*
Eric W. Nodiff	53,157	26,500	0	79,657		*
Peter J. Pronovost	11,760	6,212	0	17,972		*
Craig A. Sheldon	60,567	26,500	0	87,067		*
Bruce Slovin	397,639	2,462	20,252	420,353		1.0%
All Directors and Executive Officers as a group (15)	7,283,226	258,949	152,062	7,694,237		18.6%

* Represents beneficial ownership of less than one percent (1%).

(1)                     Excludes unvested restricted shares.

(2)                     Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from November 14, 2013 upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from November 14, 2013 have been exercised.

(3)                     Includes an aggregate of 1,907,365 shares for which Mr. Diker may be deemed to be the beneficial owner comprised of (i) 487,788 shares owned by Mr. Diker’s wife, (ii) 240,271 shares owned by trusts for the benefit of Mr. Diker’s children, (iii) 76,454 shares held in accounts for Mr. Diker’s grandchildren over which he exercises investment discretion (including shares disclosed in the chart above as beneficially owned by Mark N. Diker), (iv) 29,430 shares held by the DicoGroup, Inc., a corporation of which Mr. Diker serves as Chairman of the Board, (v) 305,674 shares owned by a non-profit corporation of which Mr. Diker and his wife are the principal officers and directors, and (vi) 767,748 shares held in certain other trading accounts over which Mr. Diker exercises investment discretion.

(4)                     Includes an aggregate of 42,704 shares owned by a trust for the benefit of his children for which Mr. Diker may be deemed to be the beneficial owner.

Beneficial Owners

Based on filings made under Sections 13(d) and 13(g) of the Exchange Act, as of November 14, 2013, the only persons known by us to be the beneficial owner of more than 5% of our common stock was as follows:

Name and Address of Beneficial Owners	Number of Shares		Percent of Class
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	2,526,945	(1)	6.1%
Brown Capital Management, LLC 1201 N. Calvert Street Baltimore, MD 21202	5,676,709	(2)	13.7%
Charles M. Diker 150 Clove Road Little Falls, NJ 07424	5,362,593	(3)	13.0%
Earnest Partners LLC 1180 Peachtree Street Suite 2300 Atlanta, GA 30309	2,915,934	(4)	7.1%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	2,068,090	(5)	5.0%

(1)                     This information is based solely on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 6, 2013.

(2)                     This information is based solely on a Schedule 13G/A filed by Brown Capital Management, LLC with the SEC on February 14, 2013. Includes beneficial ownership of The Brown Capital Management Small Company Fund.

(3)                     See Footnote 3 under Table of Director and Officer Owners above.

(4)                     This information is based solely on a Schedule 13G/A filed by Ernest Partners LLC with the SEC on February 13, 2013.

(5)                     This information is based solely on a Schedule 13G filed by The Vanguard Group with the SEC on February 13, 2013.

Equity Compensation Plan Information

 The following sets forth certain information as of July 31, 2013 with respect to our compensation plans under which Cantel securities may be issued:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	403,831	$8.25	1,308,067	(1)
Equity compensation plans not approved by security holders	0	0	0
Total	403,831	$8.25	1,308,067	(1)

(1)            Consists solely of 416,810 stock option and SARs awards and 891,257 restricted stock and performance awards available for grant under the Plan.

Item 13.                                                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

In determining independence pursuant to NYSE standards, each year the Board affirmatively determines whether directors have a direct or indirect material relationship with the Company that may interfere with their ability to exercise their independence from the Company. When assessing the materiality of a director’s relationship with the Company, the Board considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation.  Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. The Board has affirmatively determined that the following seven directors have no material relationship with us and are independent within the meaning of Rule 10A-3 of the Exchange Act and within the NYSE definition of “independence”:  Alan R. Batkin, Ann E. Berman, Joseph M. Cohen, George L. Fotiades, Alan J. Hirschfield, Peter J. Pronovost, M.D., and Bruce Slovin.  Our Board has also concluded that none of these directors possessed the objective relationships set forth in the NYSE listing standards that prevent independence.  None of our independent directors has any relationship with the Company other than his or her service as a director and on committees of the Board.  Independent directors receive no compensation from us for service on the Board or the Committees other than directors’ fees and equity grants under our 2006 Equity Incentive Plan.

Certain Relationships and Related Person Transactions

Our Corporate Governance Guidelines address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, any related person transaction that would require disclosure by us under Item 404(a) of Regulation S-K of the rules and regulations of the SEC, including those with respect to a director, a nominee for director or an executive officer, must be reviewed and approved or ratified by the Nominating Committee, excluding any director(s) interested in such transaction. Any such related person transactions will only be approved or ratified if that Committee determines that such transaction will not impair the involved person(s)’ service to, and exercise of judgment on behalf of, the Company, or otherwise create a conflict of interest that would be detrimental to the Company.

Mark N. Diker, our Chairman’s son, has served as a director of Cantel since October 18, 2007. Because of such family relationship, he is not treated as an independent director. During fiscal 2013, Mr. Mark Diker’s total compensation was approximately $35,000 and he was awarded 1,337 restricted shares under the 2006 Equity Incentive Plan in connection with his directorship at Cantel.

Other than compensation paid to our executive officers and directors and disclosed in this Annual Report on Form 10-K/A or otherwise approved by our Compensation Committee or Board, we did not engage in any related person transactions in fiscal 2013.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q (Audit Fees) for fiscals 2013 and 2012, and fees billed for audit related services rendered by Ernst & Young LLP.

	2013	2012

Audit Fees(1)	$1,250,000	$1,250,000
Audit Related Fees(2)(3)	46,285	20,643
Total(4)	$1,296,285	$1,270,643

(1)                                 Audit fees for fiscals 2013 and 2012 related to (i) the audits of the annual consolidated financial statements, (ii) reviews of the quarterly financial statements, and (iii) the audits of the effectiveness of our internal control over financial reporting.

(2)                                 Audit related fees for fiscal 2013 consisted of fees to assist us in acquisition due diligence as well as to audit a 401(k) savings and retirement plan.  Audit related fees for fiscal 2012 consisted of a fee related to the audit of a 401(k) savings and retirement plan.

(3)                                 The Audit Committee has determined that the provision of all non-audit services performed for us by Ernst & Young LLP is compatible with maintaining that firm’s independence.

(4)                                 No tax fees or other fees were paid to Ernst & Young LLP during fiscals 2013 or 2012.

The Audit Committee has a written preapproval policy with respect to services to be provided by our independent registered public accounting firm. However, as a matter of practice, prior to engaging Ernst & Young LLP for any services, we obtain the prior approval of the Audit Committee even if not technically required under the terms of the policy. In fiscals 2013 and 2012, all of the audit fees and audit-related fees were approved in accordance with the preapproval policy.

PART IV

Item 15.                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

3(n) — Certificate of Amendment of Certificate of Incorporation of Registrant filed on January 14, 2013 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2013 [the “Original Filing”].)

3(o) - Registrant’s By-Laws, as amended through November 1, 2013. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on November 7, 2013.)

10(a) - 2006 Equity Incentive Plan, as amended (Incorporated by reference to the Original Filing.)

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

21   Subsidiaries of Registrant (Incorporated by reference to the Original Filing.)

23 - Consent of Ernst & Young LLP (Incorporated by reference to the Original Filing.)

31.1 - Certification of Principal Executive Officer (Incorporated by reference to the Original Filing.)

31.2 - Certification of Principal Financial Officer (Incorporated by reference to the Original Filing.)

31.3 - Certification of Principal Executive Officer (Filed herewith.)

31.4 - Certification of Principal Financial Officer (Filed herewith.)

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Original Filing.)

101.INS -   XBRL Instance Document (Incorporated by reference to the Original Filing.)

101.SCH -  XBRL Extension Schema Document (Incorporated by reference to the Original Filing.)

101.CAL -  XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to the Original Filing.)

101.DEF -   XBRL Taxonomy Definition Linkbase Document (Incorporated by reference to the Original Filing.)

101.LAB -   XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to the Original Filing.)

101.PRE -   XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to the Original Filing.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANTEL MEDICAL CORP.

Date: December 4, 2013	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer, President and Chief
Executive Officer