Form 10-Q
period 2013-10-31
CANTEL MEDICAL CORP
filed 2013-12-10
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013.

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

Number of shares of common stock outstanding as of November 29, 2013: 41,299,183.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$28,453	$34,076
Accounts receivable, net of allowance for doubtful accounts of $1,610 at October 31 and $1,265 at July 31	57,648	52,753
Inventories:
Raw materials	23,740	23,815
Work-in-process	7,727	6,945
Finished goods	23,873	23,407
Total inventories	55,340	54,167
Deferred income taxes	4,128	4,129
Prepaid expenses and other current assets	5,724	4,428
Income taxes receivable	—	1,107
Total current assets	151,293	150,660
Property and equipment, net	46,565	46,465
Intangible assets, net	73,512	75,929
Goodwill	211,429	211,618
Other assets	3,019	2,999
	$485,818	$487,671
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	14,124	13,322
Compensation payable	9,277	14,032
Accrued expenses	10,999	10,417
Deferred revenue	12,100	11,380
Dividends payable	1,858	—
Income taxes payable	1,630	—
Total current liabilities	59,988	59,151

Long-term debt	72,000	85,000
Deferred income taxes	22,176	21,186
Other long-term liabilities	1,220	1,202

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; October 31 - 45,452,795 shares issued and 41,299,722 shares outstanding; July 31 - 45,181,655 shares issued and 41,138,121 shares outstanding	4,545	4,518
Additional paid-in capital	138,732	134,853
Retained earnings	213,089	203,762
Accumulated other comprehensive income	10,713	10,977
Treasury Stock, at cost; October 31 - 4,153,073 shares; July 31 - 4,043,534 shares	(36,645)	(32,978)
Total stockholders’ equity	330,434	321,132
	$485,818	$487,671

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	October 31,
	2013	2012

Net sales	$118,272	$99,681

Cost of sales	66,773	55,954

Gross profit	51,499	43,727

Expenses:
Selling	15,764	13,413
General and administrative	15,164	12,048
Research and development	2,259	2,294
Total operating expenses	33,187	27,755

Income before interest and income taxes	18,312	15,972

Interest expense	657	646
Interest income	(13)	(13)

Income before income taxes	17,668	15,339

Income taxes	6,483	5,763

Net income	$11,185	$9,576

Earnings per common share:
Basic	$0.27	$0.24

Diluted	$0.27	$0.23

Dividends per common share	$0.05	$0.04

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2013	2012

Net income	$11,185	$9,576

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(273)	91
Unrealized holding losses on interest rate swaps arising during the period, net of tax	(21)	(11)
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period, net of tax	30	34
Total other comprehensive (loss) income, net of tax	(264)	114

Comprehensive income	$10,921	$9,690

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2013	2012

Cash flows from operating activities
Net income	$11,185	$9,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,937	1,760
Amortization	2,626	2,267
Stock-based compensation expense	1,148	958
Amortization of debt issuance costs	82	89
Loss on disposal of fixed assets	125	41
Deferred income taxes	991	515
Excess tax benefits from stock-based compensation	(2,596)	(913)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(4,921)	(788)
Inventories	(1,209)	(833)
Prepaid expenses and other current assets	(1,363)	(2,073)
Accounts payable and other current liabilities	(2,587)	(6,329)
Income taxes	5,333	5,100
Net cash provided by operating activities	10,751	9,370

Cash flows from investing activities
Capital expenditures	(2,182)	(1,170)
Proceeds from disposal of fixed assets	3	—
Other, net	(296)	(70)
Net cash used in investing activities	(2,475)	(1,240)

Cash flows from financing activities
Repayments under term loan facility	(2,500)	(2,500)
Repayments under revolving credit facility	(10,500)	(7,500)
Proceeds from exercises of stock options	114	173
Excess tax benefits from stock-based compensation	2,596	913
Purchases of treasury stock	(3,619)	(1,578)
Net cash used in financing activities	(13,909)	(10,492)

Effect of exchange rate changes on cash and cash equivalents	10	42

Decrease in cash and cash equivalents	(5,623)	(2,320)
Cash and cash equivalents at beginning of period	34,076	30,186
Cash and cash equivalents at end of period	$28,453	$27,866

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                                                         Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2013 (the “2013 Form 10-K”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet at July 31, 2013 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at October 31, 2013 and July 31, 2013; Medivators Inc. (“Medivators”), Crosstex International, Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Medivators has two foreign subsidiaries, Medivators B.V. and Medivators Asia/Pacific Ltd., which serve as our bases in Europe and Asia/Pacific, respectively, and Crosstex has a subsidiary, SPS Medical Supply Corp., as more fully described below and in Note 3 to the Condensed Consolidated Financial Statements.

During the fourth quarter of fiscal 2013, we changed our internal reporting processes by combining our Therapeutic Filtration and Chemistries operating segments, previously reported in the Other reporting segment, with our Water Purification and Filtration reporting segment to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. All periods presented have been recast to reflect these changes.

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

On March 22, 2013, Mar Cor entered into an agreement to acquire from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”) certain net assets of Siemens’ hemodialysis water business (the “Siemens Water Business” or the “Siemens Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The Siemens Water Acquisition had an insignificant effect on our results of operations for the three months ended October 31, 2013 due to the size of this business in relation to our overall consolidated results of operations and is not reflected in our results of operations for the three months ended October 31, 2012. The Siemens Water Business is included in our Water Purification and Filtration segment.

On December 31, 2012, Mar Cor acquired certain net assets of Eagle Pure Water Systems, Inc. (the “Eagle Pure Water Business” or the “Eagle Pure Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The Eagle Pure Water Acquisition had an insignificant effect on our results of operations for the three months ended October 31, 2013 due to the small size of this business and is not reflected in our results of operations for the three months ended October 31, 2012. The Eagle Pure Water Business is included in our Water Purification and Filtration segment.

On November 1, 2012, Crosstex acquired all the issued and outstanding stock of SPS Medical Supply Corp. (the “SPS Business” or “SPS Medical”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The results of operations of SPS Medical, which had an insignificant impact on our consolidated net income, are included in the three months ended October 31, 2013 and are not reflected in the three months ended October 31, 2012. The SPS Business is included in our Healthcare Disposables segment.

During July 2013, the Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on July 12, 2013 to stockholders of record on July 1, 2013. The effect of the stock split has been recognized retroactively in all share data in the Condensed Consolidated Statements of Income, Notes to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

On November 5, 2013, Medivators acquired all of the issued and outstanding stock of Jet Prep Ltd. (the “Jet Prep Business” or the “Jet Prep Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Since this acquisition occurred after October 31, 2013, its results of operation are not included in any period presented. We expect the Jet Prep Acquisition to have an insignificant effect on our consolidated results of operations for the remainder of fiscal 2014. The Jet Prep Acquisition will be included in our Endoscopy segment.

We performed a review of events subsequent to October 31, 2013. Based upon that review, no other subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                                                         Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2013	2012

Cost of sales	$62,000	$55,000
Operating expenses:
Selling	110,000	99,000
General and administrative	964,000	792,000
Research and development	12,000	12,000
Total operating expenses	1,086,000	903,000
Stock-based compensation before income taxes	1,148,000	958,000
Income tax benefits	(412,000)	(340,000)
Total stock-based compensation expense, net of tax	$736,000	$618,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At October 31, 2013, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $11,580,000 with a remaining weighted average period of 25 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2013	605,767	$11.96
Granted	246,136	31.82
Canceled	(1,998)	9.02
Vested	(286,215)	10.31
Nonvested stock awards at October 31, 2013	563,690	$21.48

For the three months ended October 31, 2013 and 2012, the Company granted 30,000 and 52,500 options, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three months ended October 31, 2013 and 2012:

Weighted-Average
Black-Scholes Option	Three Months Ended	Three Months Ended
Valuation Assumptions	October 31, 2013	October 31, 2012

Dividend yield	0.28%	0.37%
Expected volatility (1)	42.70%	50.90%
Risk-free interest rate (2)	1.44%	0.67%
Expected lives (in years) (3)	5.00	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

For the three months ended October 31, 2013 and 2012, these non-qualified options had a weighted average fair value of $12.08 and $7.27, respectively.

The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $671,000 and $264,000 for the three months ended October 31, 2013 and 2012, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2013	403,831	$8.25
Granted	30,000	31.81
Exercised	(27,002)	6.01
Outstanding at October 31, 2013	406,829	$10.14

Exercisable at July 31, 2013	351,331	$6.94

Exercisable at October 31, 2013	341,829	$7.53

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares. However, during the three months ended October 31, 2012, we reissued 127,525 shares from treasury stock for the exercise of stock options and grant of stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the three months ended October 31, 2013 and 2012, income tax deductions of $3,680,000 and $1,728,000, respectively, were generated and increased additional paid-in capital by $2,596,000 and $913,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Note 3.                                                         Acquisitions

Jet Prep Ltd.

On November 5, 2013, our Medivators subsidiary acquired all the issued and outstanding capital stock of Jet Prep Ltd., an Israeli private company that developed the Jet Prep Flushing Device, a novel single-use irrigation and aspiration catheter to improve visualization during colonoscopy procedures. The device has FDA 510(k) and CE Mark clearances and is ready for immediate commercialization by our global endoscopy sales force. Total consideration for the transaction, excluding transaction costs, was approximately $5,350,000 plus contingent consideration based on a percentage of sales above a minimum threshold over a seven year period. The Jet Prep Acquisition will be included in our Endoscopy segment.

The principal reasons for the acquisition were (i) to address a market need for an effective technology that improves colonoscopy visualization through the use of irrigation and suction, (ii) to expand our endoscopy product portfolio further bolstering the Medivators brand in the gastrointestinal (GI) suite, (iii) to further expand our research and development capability by adding accomplished engineers to our existing research and development team and (iv) the expectation that the acquisition will be accretive to our earnings per share in fiscal 2015 and beyond.

Siemens’ Hemodialysis Water Business

On March 22, 2013, Mar Cor and Siemens entered into asset purchase agreements under which Mar Cor acquired certain net assets of Siemens’ hemodialysis water business primarily consisting of customer service agreements for over 600 dialysis customers in the United States and Canada. Such service agreements had contributed over $9 million in revenue to Siemens in calendar year 2012 (unaudited) and were assigned from Siemens to Mar Cor on an individual customer by customer basis to ensure a seamless transition. The acquisition date of the Siemens Water Business was July 30, 2013, which is when the majority of the customer service agreements were transferred and therefore control of the business had been achieved. The total consideration for the transaction, excluding transaction costs of $362,000, was $8,300,000, which was paid on March 22, 2013.

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

The Siemens Water Acquisition had an insignificant effect on our results of operations for the three months ended October 31, 2013 due to the size of this business in relation to our overall consolidated results of operations and is not reflected in our results of operations for the three months ended October 31, 2012. The Siemens Water Business is included in our Water Purification and Filtration segment.

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

The acquisition of Eagle Pure Water is included in our results of operations for the three months ended October 31, 2013 and is not reflected in the three months ended October 31, 2012. This acquisition had an insignificant impact on our results of operations.

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

This acquisition is included in our results of operations for the three months ended October 31, 2013 and is not reflected in the three months ended October 31, 2012. This acquisition had an insignificant impact on our results of operations.

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

The acquisition of the SPS Business is included in our results of operations for the three months ended October 31, 2013 and is not reflected in the three months ended October 31, 2012.

Note 4.                                                     Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), which requires that a liability related to an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. ASU 2013-11 is effective fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is expected to have no impact on our financial condition, results of operations or cash flows.

Note 5.                                                         Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of October 31, 2013, all of our derivatives were designated as hedges. We do not hold any derivative financial instruments for speculative or trading purposes.

Changes in the value of (i) the Euro against the United States dollar, (ii) the Canadian dollar against the United States dollar, (iii) the Singapore dollar against the United States dollar and (iv) the British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable, and liabilities of our subsidiaries are denominated and ultimately settled in United States dollars, Canadian dollars, Euros, Singapore dollars or British pounds, but must be converted into their functional currency.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were two foreign currency forward contracts with an aggregate value of $6,381,000 at October 31, 2013, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on November 30, 2013. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three months ended October 31, 2013 and 2012, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in a net currency conversion loss, net of tax, of $62,000 and $15,000, respectively, on the items hedged. Gains and losses related to hedging contracts to buy Euros, Singapore dollars and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

The interest rate on our outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Condensed Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our Revolving Credit Facility, the interest rate swap is for the period that began August 8, 2012 and ends January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow is at a one month LIBOR rate of 0.496%. These interest rate swap agreements have been designated as cash flow hedge instruments and have been designed to be effective in offsetting changes in the cash flows related to the hedged borrowings. As more fully described in Note 6 to the Condensed Consolidated Financial Statements, we account for the interest rate swap agreements by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income. Amounts are reclassified from accumulated other comprehensive income to interest expense in the Condensed Consolidated Statements of Income in the period the hedged transaction affects earnings. At the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair value or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. This formal assessment includes a comparison of the terms of the interest rate swap agreements and hedged borrowings to ensure they coincide as well as an evaluation of the continued ability of the counterparty to the interest rate swap agreements and the Company to honor their obligations under such agreements. At October 31, 2013, our formal assessment concluded that the changes in the fair value of the derivative instruments have been and are expected to be highly effective in the future for the interest rate swap periods that began on August 8, 2012.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of October 31, 2013 and 2012, our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described in Notes 5 and 9 to the Condensed Consolidated Financial Statements. Our interest rate swap agreements are classified within Level 2 and are valued using discounted cash flow analyses based on the terms of the contracts and the interest rate curves. Changes in fair value in these interest rate swap agreements during the three months ended October 31, 2013 were recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income. Amounts are reclassified from accumulated other comprehensive income in the period the hedged transaction affects earnings.

On August 1, 2011 (the first day of our fiscal 2012), we recorded a $2,700,000 liability for the estimated fair value of contingent consideration and a $3,000,000 liability for the estimated fair value of a three year price floor relating to the August 1, 2011 acquisition of the endoscopy procedural product business of Byrne Medical, Inc. (the “Byrne Medical Business” or the “Byrne Acquisition”). These fair value measurements were based on significant inputs not observed in the market and thus represent Level 3 measurements.

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

After giving effect for the Company’s three-for-two stock splits, the stock portion of the consideration paid for the Byrne Acquisition consisted of 902,528 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($11.08). Subject to certain conditions and limitations, under a three year price floor, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to the sellers in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor is a free standing financial instrument that we recorded as a liability at fair value on the date of acquisition. The 902,528 shares of Cantel common stock were (i) placed in escrow at the time of the acquisition as security for certain indemnification obligations of the sellers and (ii) subjected to a multi-year lock-up feature prohibiting the sellers from selling or otherwise transferring the shares. In November 2013, one-third of the shares were released from escrow and the lock-up feature. Likewise, the three year price floor is in the process of being modified to exclude the released shares and reduce the $10,000,000 value guaranty by one-third to $6,666,666.

The fair value of the three year price floor liability was determined using the Black-Scholes option valuation model, which is affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield. This liability is adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. The decrease to the fair value of the price floor (as determined by the Black-Scholes option valuation model) was recorded as a decrease to accrued expenses or other long-term liabilities and general and administrative expenses in the Condensed Consolidated Financial Statements and was primarily due to the impact of our stock price being higher than at the time of the acquisition, the life of the price floor being less than three years and changes in the expected stock price volatility.

Due to the significant increase in our stock price from $11.08 at August 1, 2011, the exclusion of the price floor on one third of the shares issued to the sellers and the short amount of time remaining until July 31, 2014, we do not expect the fair value of the price floor liability to increase during the remainder of fiscal 2014 beyond its October 31, 2013 nominal fair value.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	October 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$4,571,000	$—	$—	$4,571,000
Total assets	$4,571,000	$—	$—	$4,571,000

Liabilities:
Accrued expenses:
Interest rate swap agreements	$—	$112,000	$—	$112,000
Price floor	—	—	1,000	1,000
Total accrued expenses	—	112,000	1,000	113,000
Other long-term liabilities:
Interest rate swap agreements	—	35,000	—	35,000
Total liabilities	$—	$147,000	$1,000	$148,000

	July 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$4,241,000	$—	$—	$4,241,000
Total assets	$4,241,000	$—	$—	$4,241,000

Liabilities:
Accrued expenses:
Interest rate swap agreements	$—	$133,000	$—	$133,000
Total accrued expenses	—	133,000	—	133,000
Other long-term liabilities:
Price floor	—	—	45,000	45,000
Interest rate swap agreements	—	29,000	—	29,000
Total other long-term liabilities	—	29,000	45,000	74,000
Total liabilities	$—	$162,000	$45,000	$207,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last five quarters is as follows:

	Byrne	Byrne
	Contingent	Price
	Consideration	Floor	Total
Balance, July 31, 2012	$1,500,000	$1,037,000	$2,537,000
Total net unrealized gains included in general and administrative expense in earnings	—	(313,000)	(313,000)
Transfers into or out of level 3	—	—	—
Net purchases, issuances, sales and settlements	—	—	—
Balance, October 31, 2012	1,500,000	724,000	2,224,000
Total net unrealized gains included in general and administrative expense in earnings	(1,500,000)	(410,000)	(1,910,000)
Transfers into or out of level 3	—	—	—
Net purchases, issuances, sales and settlements	—	—	—
Balance, January 31, 2013	—	314,000	314,000
Total net unrealized gains included in general and administrative expense in earnings	—	(59,000)	(59,000)
Transfers into or out of level 3	—	—	—
Net purchases, issuances, sales and settlements	—	—	—
Balance, April 30, 2013	—	255,000	255,000
Total net unrealized gains included in general and administrative expense in earnings	—	(210,000)	(210,000)
Transfers into or out of level 3	—	—	—
Net purchases, issuances, sales and settlements	—	—	—
Balance, July 31, 2013	—	45,000	45,000
Total net unrealized gains included in general and administrative expense in earnings	—	(44,000)	(44,000)
Transfers into or out of level 3	—	—	—
Net purchases, issuances, sales and settlements	—	—	—
Balance, October 31, 2013	$—	$1,000	$1,000

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property, equipment and other assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. For our quantitative test, we use a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management performs a qualitative assessment, and if a quantitative assessment is necessary, we compare the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows are sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On July 31, 2013, management concluded that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the three months ended October 31, 2013 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of October 31, 2013 and July 31, 2013, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of October 31, 2013 and July 31, 2013, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

Note 7.                   Intangible Assets and Goodwill

Our intangible assets with definite lives consist of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years. Amortization expense related to definite lived intangible assets was $2,626,000 and $2,267,000 for the three months ended October 31, 2013 and 2012, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	October 31, 2013
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$71,846,000	$(26,483,000)	$45,363,000
Technology	20,509,000	(9,730,000)	10,779,000
Brand names	12,680,000	(8,392,000)	4,288,000
Non-compete agreements	3,159,000	(603,000)	2,556,000
Patents and other registrations	1,820,000	(653,000)	1,167,000
	110,014,000	(45,861,000)	64,153,000
Trademarks and trade names	9,359,000	—	9,359,000
Total intangible assets	$119,373,000	$(45,861,000)	$73,512,000

	July 31, 2013
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$72,142,000	$(25,379,000)	$46,763,000
Technology	21,006,000	(9,642,000)	11,364,000
Brand names	12,680,000	(8,045,000)	4,635,000
Non-compete agreements	3,159,000	(541,000)	2,618,000
Patents and other registrations	1,768,000	(606,000)	1,162,000
	110,755,000	(44,213,000)	66,542,000
Trademarks and trade names	9,387,000	—	9,387,000
Total intangible assets	$120,142,000	$(44,213,000)	$75,929,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2014 and the next five years is as follows:

Nine month period ending July 31, 2014	$7,856,000
Fiscal 2015	10,229,000
Fiscal 2016	6,989,000
Fiscal 2017	6,413,000
Fiscal 2018	6,136,000
Fiscal 2019	5,813,000

Goodwill changed during fiscal 2013 and the three months ended October 31, 2013 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	Other	Goodwill

Balance, July 31, 2012	$59,230,000	$53,288,000	$55,864,000	$8,133,000	$7,140,000	$183,655,000
Acquisitions	—	4,043,000	24,244,000	—	—	28,287,000
Foreign currency translation	—	(152,000)	—	—	(172,000)	(324,000)
Balance, July 31, 2013	59,230,000	57,179,000	80,108,000	8,133,000	6,968,000	211,618,000
Foreign currency translation	—	(87,000)	—	—	(102,000)	(189,000)
Balance, October 31, 2013	$59,230,000	$57,092,000	$80,108,000	$8,133,000	$6,866,000	$211,429,000

On July 31, 2013, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2013, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that approximated book value. At October 31, 2013, goodwill relating to our Specialty Packaging reporting unit was $6,866,000. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 10.7% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On October 31, 2013, management concluded that no events or changes in circumstances have occurred during the three months ended October 31, 2013 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 8.                   Warranties

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended
	October 31,
	2013	2012

Beginning balance	$1,261,000	$1,667,000
Provisions	691,000	367,000
Settlements	(691,000)	(596,000)
Ending balance	$1,261,000	$1,438,000

The warranty provisions and settlements for the three months ended October 31, 2013 and 2012 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.                   Financing Arrangements

We entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “U.S. Credit Agreement”) which includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to $691,000 at October 31, 2013.

Borrowings under the U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the U.S. Credit Agreement (“Consolidated EBITDA”). At October 31, 2013, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.17 % to 0.87%. The margins applicable to our outstanding borrowings were 0.75% above the lender’s base rate or 1.75% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at October 31, 2013. The U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.30% at October 31, 2013.

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

On October 31, 2013, we had $82,000,000 of outstanding borrowings under the U.S. Credit Agreement, which consisted of $27,500,000 and $54,500,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $45,500,000 was available to be borrowed under our Revolving Credit Facility.  Subsequent to October 31, 2013, we repaid $2,500,000 under our Revolving Credit Facility resulting in total outstanding borrowings of

$79,500,000 at November 29, 2013.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended
	October 31,
	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$11,185,000	$9,576,000
Less income allocated to participating securities	(160,000)	(157,000)
Net income available to common stockholders	$11,025,000	$9,419,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	40,582,755	39,997,443

Dilutive effect of stock options using the treasury stock method and the average market price for the period	192,105	364,238

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	40,774,860	40,361,681

Earnings per share attributable to common stock:
Basic earnings per share	$0.27	$0.24

Diluted earnings per share	$0.27	$0.23

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	30,000	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended
	October 31,
	2013	2012
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	40,774,860	40,361,681

Participating securities	598,209	679,892

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,373,069	41,041,573

Note 11.                 Income Taxes

The consolidated effective tax rate was 36.7% and 37.6% for the three months ended October 31, 2013 and 2012, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and the impact of Federal tax legislation re-enacted in January 2013, as described below.

For the three months ended October 31, 2013 and 2012, approximately 96% and 98%, respectively, of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.3% and 37.9%, respectively. The lower overall effective tax rate for the three months ended October 31, 2013 was principally caused by Federal tax legislation that had expired in December 2011, but was re-enacted retroactively in January 2013, that enabled us to record the research and experimentation tax credit in the current period. Due to the timing of the expiration and re-enactment of this legislation, the research and experimentation tax credit was not recorded during the three months ended October 31, 2012.

For the three months ended October 31, 2013 and 2012, approximately 4% and 2%, respectively, of our income before income taxes was generated from our operations in Canada, Singapore and the Netherlands. Collectively, these operations had an overall effective tax rate of 23.0% and 21.5% for the three months ended October 31, 2013 and 2012, respectively. All three of these locations have lower statutory income tax rates compared to the United States.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2012	$124,000
Activity during fiscal 2013	—
Unrecognized tax benefits on July 31, 2013	124,000
Activity during the three months ended October 31, 2013	—
Unrecognized tax benefits on October 31, 2013	$124,000

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

Note 12.                                                  Commitments and Contingencies

Long-Term Contractual Obligations

As of October 31, 2013, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$7,500	$10,000	$10,000	$54,500	$—	$—	$82,000
Expected interest payments under the credit facilities (1)	1,439	1,707	1,466	4	—	—	4,616
Minimum commitments under noncancelable operating leases	2,748	2,892	1,996	1,370	1,163	3,654	13,823
Compensation agreements	3,223	2,478	494	75	—	—	6,270
Deferred compensation and other	41	55	43	42	36	27	244
Total contractual obligations	$14,951	$17,132	$13,999	$55,991	$1,199	$3,681	$106,953

(1) The expected interest payments under both the term and revolving credit facilities reflect interest rates of 2.41% and 2.45%, which were our weighted average interest rates on outstanding borrowings at October 31, 2013 and reflect the impact of our interest rate swap agreements.

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

Deferred Compensation and Other

Deferred compensation and other primarily includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Note 13.                                                  Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three months ended October 31, 2013 and 2012 were as follows:

	Three Months Ended
	October 31, 2013
	Foreign
	Currency	Interest Rate
	Translation	Swap
	Adjustments	Agreements	Total

Beginning balance	$11,080,000	$(103,000)	$10,977,000
Other comprehensive loss before reclassifications	(273,000)	(33,000)	(306,000)
Income tax effect on other comprehensive loss before reclassification	—	12,000	12,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	48,000	48,000
Income tax effect on reclassification adjustments	—	(18,000)	(18,000)
Ending balance	$10,807,000	$(94,000)	$10,713,000

	Three Months Ended
	October 31, 2012
	Foreign
	Currency	Interest Rate
	Translation	Swap
	Adjustments	Agreements	Total

Beginning balance	$8,385,000	$(210,000)	$8,175,000
Other comprehensive income (loss) before reclassifications	122,000	(18,000)	104,000
Income tax effect on other comprehensive income (loss) before reclassification	(31,000)	7,000	(24,000)
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	55,000	55,000
Income tax effect on reclassification adjustments	—	(21,000)	(21,000)
Ending balance	$8,476,000	$(187,000)	$8,289,000

Note 14.                                                  Operating Segments

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

During the fourth quarter of fiscal 2013, we changed our internal reporting processes by combining our Therapeutic Filtration and Chemistries operating segments, previously reported in the Other reporting segment, with our Water Purification and Filtration reporting segment to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. All periods presented have been recast to reflect these changes.

None of our customers accounted for 10% or more of our consolidated net sales for the three months ended October 31, 2013 and 2012, except for DaVita Inc. (“DaVita”), which accounted for approximately 10.1%, or approximately $11,988,000, for the three months ended October 31, 2013 and approximately 10.4%, or $10,360,000, for the three months ended October 31, 2012, of our consolidated net sales. For the three months ended October 31, 2013, DaVita accounted for approximately 23.1% and 38.5% of our net sales in our Water Purification and Filtration and Dialysis segments, respectively.

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

DaVita and another large customer accounted for approximately 23.1% and 23.8%, respectively, of our Water Purification and Filtration segment net sales for the three months ended October 31, 2013. Combined, these two customers accounted for approximately 18.1% of our consolidated net sales for the three months ended October 31, 2013.

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

Four customers collectively accounted for approximately 55.6% of our Healthcare Disposables segment net sales and approximately 12.3% of our consolidated net sales for the three months ended October 31, 2013.

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

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2013 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended
	October 31,
	2013	2012

Net sales:
Endoscopy	$43,613,000	$36,679,000
Water Purification and Filtration	39,750,000	33,161,000
Healthcare Disposables	26,249,000	19,955,000
Dialysis	7,309,000	8,187,000
Other	1,351,000	1,699,000
Total	$118,272,000	$99,681,000

Operating income:
Endoscopy	$8,184,000	$7,676,000
Water Purification and Filtration	6,057,000	4,627,000
Healthcare Disposables	5,719,000	4,091,000
Dialysis	1,764,000	2,176,000
Other	5,000	213,000
	21,729,000	18,783,000
General corporate expenses	(3,417,000)	(2,811,000)
Interest expense, net	(644,000)	(633,000)

Income before income taxes	$17,668,000	$15,339,000

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

Results of Operations provides a discussion of the consolidated results of operations for the three months ended October 31, 2013 compared with the three months ended October 31, 2012.

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

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 (the “2013 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)                                Net sales and net income increased by 18.7% and 16.8%, respectively, for the three months ended October 31, 2013 compared with the three months ended October 31, 2012, to a record level of net sales and net income for a three month period. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 74% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    higher sales and profitability in our Healthcare Disposables segment, primarily due to (i) the November 1, 2012 acquisition of SPS Medical Supply Corp., (ii) increased demand for our face masks, sterility assurance and disinfectant products and (iii) improved gross profit percentage,

•                                    improved sales and profitability in our Water Purification and Filtration segment primarily relating to (i) higher sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by both the growing number of dialysis patients and clinics in the United States, as well as our new product introductions such as our heat sanitized water purification systems, which carry higher average selling prices than the systems with the traditional non-heated sanitization technology, and the acquisition of the dialysis water business from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”), and (ii) increased demand for our water purification equipment used for commercial and industrial (large capital) applications, and

•                                    higher sales and profitability in our Endoscopy segment principally due to (i) a shift of product mix to higher margin products including increases in sales volume of endoscope reprocessing disinfectant, service and consumable products as a result of the increased field population of equipment, as well as disposable infection control products used in gastrointestinal (GI) endoscopy procedures as a result of new product introductions and (ii) increased demand for our endoscope reprocessing equipment.

The above factors were partially offset by:

•                                    our strategic decision to invest in selling initiatives and corporate internal and external resources, including the hiring of a Chief Operating Officer in November 2012, designed to expand into new markets and gain or maintain market share while also addressing new compliance requirements,

•                                    the recording within cost of sales of $956,000 for the three months ended October 31, 2013 in medical device excise tax as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which became effective January 2013,

•                                    decreases in sales volume of certain therapeutic filters in our Water Purification and Filtration segment as sales of these filters were elevated in prior periods due to a market shortage as a result of damage done from an earthquake to the manufacturing facilities of a large competitor,

•                                    decreases in net sales and profitability in our Dialysis operating segment, as further described below,

•                                    an increase in bad debt expense primarily associated with a single customer, and

•                                    an unfavorable net change of $269,000 in general and administrative expenses due to favorable fair value adjustments of a price floor financial instrument that were more favorable in the prior period compared with the current period, as further described in Note 6 to the Condensed Consolidated Financial Statements.

(ii)         We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment were adversely impacted by the decrease in demand for our sterilants, RENATRON® reprocessing equipment and dialysate concentrate products, as more fully described elsewhere in this MD&A. This reduction in dialysis sales has reduced overall profitability in this segment as compared with profitability in prior periods. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. A material decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability in this segment in the future. See “Risk Factors” in the 2013 Form 10-K.

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

(iv)        On November 5, 2013, our Medivators subsidiary acquired all the issued and outstanding stock of Jet Prep Ltd. (the “Jet Prep Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(v)         On March 22, 2013, our Mar Cor subsidiary entered into an agreement to acquire  from Siemens certain net assets of Siemens’ hemodialysis water business (the

“Siemens Water Business” or the “Siemens Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(vi)                        On December 31, 2012, our Mar Cor subsidiary acquired certain net assets of Eagle Pure Water Systems, Inc. (the “Eagle Pure Water Business” or the “Eagle Pure Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(vii)                     On November 1, 2012, our Crosstex subsidiary acquired all the issued and outstanding stock of SPS Medical Supply Corp. (the “SPS Business” or “SPS Medical”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(viii)                  On October 16, 2013, our Board of Directors approved a 22% increase in the semiannual cash dividend to $0.045 per share of outstanding common stock, which will be paid on January 31, 2014 to shareholders of record at the close of business on January 17, 2014, as more fully described elsewhere in this MD&A.

(ix)                        The Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effective in the form of a 50% stock dividend paid on July 12, 2013 to stockholders of record July 1, 2013.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the Jet Prep Acquisition was consummated after the first quarter of our fiscal 2014, its results of operations are not included in our results of operations for any periods presented.

On March 22, 2013, Mar Cor entered into an agreement to acquire the Siemens Water Business by gradually assigning and transitioning customer service agreements to Mar Cor. The majority of such contracts were transitioned as of July 30, 2013, the deemed acquisition date. Consequently, the results of operations of the Siemens Water Business are included in our results of operations for the three months ended October 31, 2013 and are not included in our results of operations for the three months ended October 31, 2012.

Since the acquisitions of the SPS Business and the Eagle Pure Water Business were consummated on November 1, 2012 and December 31, 2012, respectively, their results of operations are included in the three months ended October 31, 2013 and are not included in our results of operations for the three months ended October 31, 2012.

During the fourth quarter of fiscal 2013, we changed our internal reporting processes by combining our Therapeutic Filtration and Chemistries operating segments, previously reported in the Other reporting segment, with our Water Purification and Filtration reporting segment to reflect the way the Company, through its executive management, manages, allocates resources and measures the performance of its businesses. All periods presented have been recast to reflect these changes.

The following discussion should also be read in conjunction with our 2013 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended
	October 31,
	2013		2012
	(Dollar amounts in thousands)
	$	%	$	%

Endoscopy	$43,613	36.9	$36,679	36.8
Water Purification and Filtration	39,750	33.6	33,161	33.3
Healthcare Disposables	26,249	22.2	19,955	20.0
Dialysis	7,309	6.2	8,187	8.2
Other	1,351	1.1	1,699	1.7
	$118,272	100.0	$99,681	100.0

Net Sales

Net sales increased by $18,591,000, or 18.7%, to $118,272,000 for the three months ended October 31, 2013 from $99,681,000 for the three months ended October 31, 2012.

The increase in net sales for the three months ended October 31, 2013 was attributable to increases in sales of our three largest segments, Endoscopy, Water Purification and Filtration and Healthcare Disposables.

Net sales of endoscopy products and services increased by $6,934,000, or 18.9%, for the three months ended October 31, 2013, compared with the three months ended October 31, 2012, primarily due to increases in demand in the United States and internationally for (i) our disinfectants, service, equipment accessories and filters due to the increase in the installed base of endoscope reprocessing equipment, (ii) our new product introductions of valves, kits and hybrid tubing procedural products (disposable infection control products used in gastrointestinal (GI) endoscopy procedures) and (iii) our endoscope reprocessing equipment. We expect sales of disinfectants, service, equipment accessories and filters, which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. These increases were partially offset by overall lower selling prices principally related to procedural products as a result of our strategic growth plan as well as increased competition.

Net sales of water purification and filtration products and services increased by $6,589,000, or 19.9%, for the three months ended October 31, 2013, compared with the three months ended October 31, 2012, primarily due to (i) increased demand for our water purification capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by both the growing number of dialysis patients and clinics in the United States, as well as our new product introductions such as our heat sanitized water purification systems, which have higher average selling prices than the systems with the traditional non-heated sanitization technology, and the Siemens Water Acquisition, and (ii) increased demand for our water purification equipment used for commercial and industrial (large capital) applications. These increases were partially offset by a decrease in sales volume of our hemoconcentrator products (filter devices used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) due to elevated demand in the prior year as a result of a market shortage of these filters due to damage done from an earthquake to the manufacturing facilities of a large competitor, which were subsequently repaired.

Net sales of healthcare disposables products increased by $6,294,000, or 31.5%, for the three months ended October 31, 2013, compared with the three months ended October 31, 2012, principally due to (i) the inclusion of $5,525,000 in net sales from the acquired SPS Business on November 1, 2012, (ii) increases in customer demand in the United States and internationally for our face masks, sterility assurance and disinfectant products and (iii) price increases on certain healthcare disposables products, which were implemented to partially offset increased costs.

Net sales of dialysis products and services decreased by $878,000, or 10.7%, for the three months ended October 31, 2013, compared with the three months ended October 31, 2012, due to decreases in demand in both the United States and internationally (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our sterilants, RENATRON® dialyzer reprocessing equipment and dialysate concentrate product (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment). Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A material decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales.

Gross profit

Gross profit increased by $7,772,000, or 17.8%, to $51,499,000 for the three months ended October 31, 2013 from $43,727,000 for the three months ended October 31, 2012. Gross profit as a percentage of net sales for the three months ended October 31, 2013 and 2012 was 43.5% and 43.9%, respectively.

The lower gross profit as a percentage of net sales for the three months ended October 31,  2013 compared with the three months ended October 31, 2012 was primarily due to (i) the inclusion of $956,000 for a new excise tax on qualified U.S. medical device sales beginning January 2013, (ii) lower selling prices of certain products primarily in our Endoscopy segment as a result of our strategic growth plan as well as increased competition and (iii) decreases in sales volume as well as less favorable sales mix in our Dialysis segment. These items were substantially offset by a more favorable sales mix in our three largest segments primarily due to increases in sales volume of certain products that carry higher gross margin percentages than each segment’s prior year overall gross profit percentages such as our face masks, sterility assurance and disinfectant products (including sales of products relating to the November 1, 2012 SPS Acquisition) in our Healthcare Disposables segment, disinfectants and procedural products in our Endoscopy segment and sterilants in our Water Purification and Filtration segment, as discussed above.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 was signed into law. The legislation imposes a significant new tax on medical device makers in the form of an excise tax on all U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, we began recording the excise tax in cost of sales in January 2013 thereby adversely affecting our gross profit percentage. Although we have implemented cost reductions and revenue enhancement initiatives to partially offset this new excise tax, we cannot provide any assurances that we will be successful in further reducing the impact of this tax on our business. Additionally, other elements of this legislation could meaningfully change the way health care is developed and delivered and may materially impact numerous aspects of our business in the future. See “Risk Factors” in the 2013 Form 10-K.

Furthermore, we cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by uncertainties associated with our product mix, (ii) by further price competition in certain of our segments such as Healthcare Disposables (due to a more competitive environment as well as competition from products manufactured in lower cost locations, as explained below), Endoscopy (primarily due to our growth strategy and increased competition) and Dialysis (relating to the market shift from reusable to single-use dialyzers as explained above) or (iii) if raw materials and distribution costs increase and we are unable to implement further price increases. Some of our competitors manufacture certain healthcare disposable products in lower cost locations such as China, Southeast Asia and certain locations within North America due to lower overall costs despite expensive shipping costs, quality concerns, sustainability issues and other matters. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior, we may experience significant pricing pressure that would adversely affect our gross profit or level of sales in the future in our Healthcare Disposables segment as a result of lower cost competition from products produced in other geographic locations.

Operating Expenses

Selling expenses increased by $2,351,000, or 17.5%, to $15,764,000 for the three months ended October 31, 2013 from $13,413,000 for the three months ended October 31, 2012, primarily due to (i) increased selling initiatives to expand into new markets, including international markets, and gain or maintain market share by hiring additional sales and marketing personnel primarily in our Endoscopy segments, attending more trade shows and sales conventions, increasing travel budgets and increasing our Healthcare Disposable segment’s marketing and advertising, (ii) higher commission expense in our Endoscopy segment as a result of higher sales, (iii) the inclusion of selling expenses relating to the November 1, 2012 acquisition of the SPS Business and (iv) annual raises.

Selling expenses as a percentage of net sales were 13.3% and 13.5% for the three months ended October 31, 2013 and 2012, respectively.

General and administrative expenses increased by $3,116,000, or 25.9%, to $15,164,000 for the three months ended October 31, 2013, from $12,048,000 for the three months ended October 31, 2012, primarily due to (i) the inclusion of general and administrative expenses of the acquired SPS Business on November 1, 2012, (ii) hiring additional personnel, including the hiring of a Chief Operating Officer in November 2012, as part of our strategic growth initiative as well as to address new compliance requirements, (iii) an increase of $328,000 in bad debt expense primarily associated with a single customer, (iv) annual raises, (v) an unfavorable net change of $269,000 due to favorable fair value adjustments of a price floor financial instrument that were more favorable in the prior period compared with the current period, as further described in Note 6 to the Condensed Consolidated Financial Statements, and (vi) the inclusion of $159,000 in acquisition related expenses associated with the Jet Prep Acquisition.

General and administrative expenses as a percentage of net sales were 12.8% and 12.1% for the three months ended October 31, 2013 and 2012, respectively.

Research and development expenses (which include continuing engineering costs) decreased by $35,000 to $2,259,000 for the three months ended October 31, 2013 from $2,294,000 for the three months ended October 31, 2012.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended
	October 31,
	2013		2012
	(Dollar amounts in thousands)
	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales
Endoscopy	$8,184	18.8%	$7,676	20.9%
Water Purification and Filtration	6,057	15.2%	4,627	14.0%
Healthcare Disposables	5,719	21.8%	4,091	20.5%
Dialysis	1,764	24.1%	2,176	26.6%
Other	5	0.4%	213	12.5%
Operating income	21,729	18.4%	18,783	18.8%
General corporate expenses	(3,417)		(2,811)
Income before interest and income taxes	$18,312	15.5%	$15,972	16.0%

The Endoscopy segment’s operating income increased by $508,000, or 6.6%, for the three months ended October 31, 2013, compared with the three months ended October 31, 2012, primarily due to increases in demand in the United States and internationally for our endoscopy products, as further explained above, partially offset by (i) lower selling prices of certain endoscopy products, (ii) increased investment in our sales team and other selling initiatives, (iii) the recording of new medical device excise taxes beginning in January 2013, (iv) higher commission expense as a result of the higher sales, (v) an increase of $328,000 in bad debt expense primarily associated with a single customer, (vi) an unfavorable net change of $269,000 in general and administrative expenses relating to favorable fair value adjustments of a price floor financial instrument that were more favorable in the prior year compared with the current year, as further described in Note 6 to the Condensed Consolidated Financial Statements, and (vii) the inclusion of $159,000 in acquisition related expenses associated with the Jet Prep Acquisition.

The Water Purification and Filtration segment’s operating income increased by $1,430,000, or 30.9%, for the three months ended October 31, 2013, compared with the three months ended October 31, 2012, primarily due to increased demand for our water purification capital equipment, consumables and service in the dialysis industry and our water purification equipment used for commercial and industrial (large capital) applications, partially offset by lower sales volume of hemoconcentrator products, as further explained above. Additionally, operating income was adversely affected by annual salary increases, the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013 and an increase in warranty expense per unit relating to certain water purification capital equipment.

The Healthcare Disposables segment’s operating income increased by $1,628,000, or 39.8%, for the three months ended October 31, 2013, compared with the three months ended October 31, 2012, primarily due to improved sales and gross profit percentage, as explained above, and the acquisition of the SPS Business on November 1, 2012, partially offset by the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013, annual raises and increases in marketing and advertising expense.

The Dialysis segment’s operating income decreased by $412,000, or 18.9%, for the three months ended October 31, 2013, compared with the three months ended October 31, 2012, primarily due to decreases in sales and gross profit percentage, as further explained above, as well as the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013.

The Specialty Packaging segment’s operating income decreased by $208,000 for the three months ended October 31, 2013, compared with the three months ended October 31, 2012, primarily due to decreased sales, which was partially due to the impact of the U.S. Government sequester and cuts in discretionary budget spending, as well as increases in various manufacturing and operating costs.

General corporate expenses relate to certain unallocated corporate costs primarily related to executive management personnel and being a publicly traded company. The increase in such costs for the three months ended October 31, 2013, compared with the three months ended October 31, 2012, is primarily due to the addition of internal and external resources, including the hiring of a Chief Operating Officer in November 2012, to address various growth initiatives and new compliance requirements.

Interest

Interest expense increased by $11,000 to $657,000 for the three months ended October 31, 2013, from $646,000 for the three months ended October 31, 2012.

Interest income was $13,000 for the three months ended October 31, 2013 and 2012.

Income taxes

The consolidated effective tax rate was 36.7% and 37.6% for the three months ended October 31, 2013 and 2012, respectively. The decrease in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and the impact of Federal tax legislation re-enacted in January 2013, as described below.

For the three months ended October 31, 2013 and 2012, approximately 96% and 98%, respectively, of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.3% and 37.9%, respectively. The lower overall effective tax rate for the three months ended October 31, 2013 was principally caused by Federal tax legislation that had expired in December 2011, but was re-enacted retroactively in January 2013, that enabled us to record the research and experimentation tax credit in the current period. Due to the timing of the expiration and re-enactment of this legislation, the research and experimentation tax credit was not recorded during the three months ended October 31, 2012.

For the three months ended October 31, 2013 and 2012, approximately 4% and 2%,

respectively, of our income before income taxes was generated from our operations in Canada, Singapore and the Netherlands. Collectively, these operations had an overall effective tax rate of 23.0% and 21.5% for the three months ended October 31, 2013 and 2012, respectively. All three of these locations have lower statutory income tax rates compared to the United States.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2012	$124,000
Activity during fiscal 2013	—
Unrecognized tax benefits on July 31, 2013	124,000
Activity during the three months ended October 31, 2013	—
Unrecognized tax benefits on October 31, 2013	$124,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2013	2012

Cost of sales	$62,000	$55,000
Operating expenses:
Selling	110,000	99,000
General and administrative	964,000	792,000
Research and development	12,000	12,000
Total operating expenses	1,086,000	903,000
Stock-based compensation before income taxes	1,148,000	958,000
Income tax benefits	(412,000)	(340,000)
Total stock-based compensation expense, net of tax	$736,000	$618,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At October 31, 2013, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $11,580,000 with a remaining weighted average period of 25 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the three months ended October 31, 2013 and 2012, income tax deductions of $3,680,000 and $1,728,000, respectively, were generated and increased additional paid-in capital by $2,596,000 and $913,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Liquidity and Capital Resources

Working Capital

At October 31, 2013, our working capital was $91,305,000, compared with $91,509,000 at July 31, 2013.

Cash Flows from Operating Activities

Net cash provided by operating activities was $10,751,000 and $9,370,000 for the three months ended October 31, 2013 and 2012, respectively. For the three months ended October 31, 2013, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and an increase in income taxes payable (due to the timing associated with tax payments), partially offset by  an increase in accounts receivable (due to strong sales in the three months ended October 31, 2013) and a decrease in accounts payable and other current liabilities (due primarily to the timing associated with the payment of incentive compensation).

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

Cash Flows from Investing Activities

Net cash used in investing activities was $2,475,000 and $1,240,000 for the three months ended October 31, 2013 and 2012, respectively. For the three months ended October 31, 2013 and 2012, the net cash used in investing activities was primarily for capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $13,909,000 and $10,492,000 for the three months ended October 31, 2013 and 2012, respectively. For the three months ended October 31, 2013 and 2012, the net cash used in financing activities was primarily due to repayments under our credit facilities and purchases of treasury shares.

Stock Dividends

On July 12, 2013, the Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on July 12, 2013 to stockholders of record on July 1, 2013.

Cash Dividends

On October 16, 2013, our Board of Directors approved a 22% increase in the semiannual cash dividend to $0.045 per share of outstanding common stock, which will be paid on January 31, 2014 to shareholders of record at the close of business on January 17, 2014. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Long-Term Contractual Obligations

As of October 31, 2013, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Amounts in thousands)
Maturities of the credit facilities	$7,500	$10,000	$10,000	$54,500	$—	$—	$82,000
Expected interest payments under the credit facilities (1)	1,439	1,707	1,466	4	—	—	4,616
Minimum commitments under noncancelable operating leases	2,748	2,892	1,996	1,370	1,163	3,654	13,823
Compensation agreements	3,223	2,478	494	75	—	—	6,270
Deferred compensation and other	41	55	43	42	36	27	244
Total contractual obligations	$14,951	$17,132	$13,999	$55,991	$1,199	$3,681	$106,953

(1) The expected interest payments under both the term and revolving credit facilities reflect interest rates of 2.41% and 2.45%, which were our weighted average interest rates on outstanding borrowings at October 31, 2013 and reflect the impact of our interest rate swap agreements.

U.S. Credit Agreement

We entered into a $150,000,000 Second Amended and Restated Credit Agreement dated as of August 1, 2011 (the “U.S. Credit Agreement”) which includes (i) a five-year $100,000,000 senior secured revolving credit facility with sublimits of up to $20,000,000 for letters of credit and up to $5,000,000 for swing line loans (the “Revolving Credit Facility”) and (ii) a $50,000,000 senior secured term loan facility (the “Term Loan Facility”). The U.S. Credit Agreement expires on August 1, 2016. Amounts we repay under the Term Loan Facility may not be reborrowed. Subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the Revolving Credit Facility by an aggregate amount not to exceed $50,000,000 without the consent of the lenders. The senior lenders include Bank of America (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. Debt issuance costs relating to the U.S. Credit Agreement were recorded in other assets and are being amortized over the life of the credit facilities. Such unamortized debt issuance costs amounted to $691,000 at October 31, 2013.

Borrowings under the U.S. Credit Agreement bear interest at rates ranging from 0.25% to 2.00% above the lender’s base rate, or at rates ranging from 1.25% to 3.00% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the U.S. Credit Agreement (“Consolidated EBITDA”). At November 29, 2013, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.16 % to 0.70%. The margins applicable to our outstanding borrowings were 0.75% above the lender’s base rate or 1.75% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at November 29, 2013. The U.S. Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.25% to 0.50%, depending upon our Consolidated Leverage Ratio; such rate was 0.30% at November 29, 2013.

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

On October 31, 2013, we had $82,000,000 of outstanding borrowings under the U.S. Credit Agreement, which consisted of $27,500,000 and $54,500,000 under the Term Loan Facility and the Revolving Credit Facility, respectively, and $45,500,000 was available to be borrowed under our Revolving Credit Facility.  Subsequent to October 31, 2013, we repaid $2,500,000 under our Revolving Credit Facility resulting in total outstanding borrowings of $79,500,000 at November 29, 2013.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Compensation Agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, which define certain compensation arrangements relating to various employment termination scenarios. In conjunction with the acquisitions of the endoscopy procedural product business of Byrne Medical, Inc. (the “Byrne Medical Business” or the “Byrne Acquisition”) on August 1, 2011, the SPS Business on November 1, 2012 and the Eagle Pure Water Business on December 31, 2012, we entered into three-year employment agreements with certain executive officers of the acquired businesses.

Deferred Compensation and Other

Deferred compensation and other primarily includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Financing Needs

All of our operating segments generate significant cash from operations. At October 31, 2013, we had a cash balance of $28,453,000, of which $8,442,000 was held by foreign subsidiaries. Such foreign cash is needed by our foreign subsidiaries for working capital purposes and current international growth initiatives, which included the funding of $5,350,000 for the November 5, 2013 Jet Prep Acquisition as further described in Note 3 to the Condensed Consolidated Financials. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our U.S. Credit Agreement will be sufficient to satisfy our cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At November 29, 2013, $48,000,000 was available under our U.S. Credit Agreement. In addition, subject to the satisfaction of certain conditions precedent, the Company may from time to time increase the U.S. Credit Agreement by an aggregate amount not to exceed $50,000,000 without the consent of the lenders.

Foreign Currency

The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2013 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and

Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. Furthermore, certain cash bank accounts, accounts receivable and liabilities of our Canadian and United States subsidiaries are denominated and ultimately settled in United States dollars or Canadian dollars but must be converted into their functional currency.

Changes in the value of the Euro, Singapore dollar and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros, Singapore dollars or British pounds but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2013 Form 10-K and therefore are impacted by changes in the Euro exchange rate relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were two foreign currency forward contracts with an aggregate value of $5,771,000 at November 29, 2013, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on December 31, 2013. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Gains and losses related to these hedging contracts to buy Euros, Singapore dollars and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three months ended October 31, 2013, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian or United States subsidiaries’ assets closely offset the currency impact on our Canadian or United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three months ended October 31, 2013 and 2012.

For purposes of translating the balance sheet at October 31, 2013 compared with July 31, 2013, the total of the foreign currency movements resulted in a foreign currency translation loss of $273,000 for the three months ended October 31, 2013, thereby decreasing stockholders’ equity.

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

None of our sales contain right-of-return provisions, except a small portion of our sterility assurance products in our Healthcare Disposables segment. With respect to the sterility assurance products, in addition to a restocking fee and payment of freight by the customer, such returns must be undamaged, returned within 90 days and meet certain other criteria before products are accepted for return. As historical returns of these products have been rare, we record a nominal allowance for such product returns. For all other products, customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products and certain prepaid specialty packaging products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $945,000 and $1,161,000 for the three months ended October 31, 2013 and 2012, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

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

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2013, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that approximated book value. At October 31, 2013, goodwill relating to our Specialty Packaging reporting unit was $6,866,000. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 10.7% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded.  On October 31, 2013, management concluded that no events or changes in circumstances have occurred during the three months ended October 31, 2013 that would indicate that the carrying value of our intangible assets and goodwill may not be recoverable.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On October 31, 2013, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

The stock-based compensation expense recorded in our Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards, accelerated vesting related to certain employment terminations and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our common stock), the expected dividend yield (which is approximately 0.3%), and the expected option life (which is based on historical exercise behavior).

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant new taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and IRS notices and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Condensed Consolidated Statements of Income. For the three months ended October 31, 2013, we recorded excise taxes of $956,000 in cost of sales. The regulations regarding the calculations of the medical device taxes are complicated in nature and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these new taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Condensed Consolidated Financial Statements.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. We account for contingent consideration relating to business combinations in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other components of an acquisition’s purchase price can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the three year price floor relating to the Byrne Acquisition which fair value was determined using an option valuation model, as further described in Note 6 to the Condensed Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

Other Matters

We do not have any off balance sheet financial arrangements, other than future commitments under operating leases and executive severance and license agreements.

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the beliefs and assumptions of management; they do not relate strictly to historical or current facts.  Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “will continue,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions generally identify forward-looking statements.  In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of the 2013 Form 10-K, entitled Risk Factors. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All forward-looking statements herein speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our Canadian and United States subsidiaries are denominated and ultimately settled in United States dollars or Canadian dollars but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2013 Form 10-K.

Changes in the value of the Euro, Singapore dollar and British pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros,  Singapore dollars or British pounds but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands subsidiary are translated using the accounting policies described in Note 2 to the 2013 Form 10-K and therefore are impacted by changes in the Euro exchange rate relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were two foreign currency forward contracts with an aggregate value of $6,381,000 at October 31, 2013, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on November 30, 2013. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three months ended October 31, 2013, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income for the three months ended October 31, 2013 and 2012, and stockholders’ equity from July 31, 2013 to October 31, 2013.

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

Market Risk Sensitive Transactions

Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2013 Form 10-K.

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

On November 1, 2012 we acquired the SPS Business, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process at our Crosstex subsidiary to ensure that all financial information related to this acquisition was properly reflected in our Condensed Consolidated Financial Statements. All aspects of the SPS Business have been fully integrated into Crosstex’ existing internal control structure as of November 30, 2013.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

None.

ITEM 1A.                                       RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2013 Form 10-K. The risk factors disclosed in Part I, Item 1A to our 2013 Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

August	885	$26.79	—	—
September	1,878	30.62	—	—
October	106,776	33.59	—	—
Total	109,539	$33.48	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company relating to cashless exercises of stock options and to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

10(a) - 2006 Equity Incentive Plan, as amended.

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

Date: December 10, 2013

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller