Form 10-Q
period 2014-01-31
CANTEL MEDICAL CORP
filed 2014-03-12
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014.

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

Number of shares of common stock outstanding as of February 28, 2014: 41,348,810.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31,	July 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$19,706	$34,076
Accounts receivable, net of allowance for doubtful accounts of $1,853 at January 31 and $1,265 at July 31	59,947	52,753
Inventories:
Raw materials	24,069	23,815
Work-in-process	7,557	6,945
Finished goods	24,559	23,407
Total inventories	56,185	54,167
Deferred income taxes	4,078	4,129
Prepaid expenses and other current assets	5,535	4,428
Income taxes receivable	2,512	1,107
Total current assets	147,963	150,660
Property and equipment, net	47,072	46,465
Intangible assets, net	76,476	75,929
Goodwill	218,677	211,618
Other assets	2,997	2,999
	$493,185	$487,671
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$10,000
Accounts payable	14,690	13,322
Compensation payable	8,959	14,032
Accrued expenses	10,870	10,417
Deferred revenue	13,005	11,380
Total current liabilities	47,524	59,151

Long-term debt	74,500	85,000
Deferred income taxes	22,304	21,186
Contingent consideration	5,692	45
Other long-term liabilities	1,147	1,157

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; January 31 - 45,516,277 shares issued and 41,339,569 shares outstanding; July 31 - 45,181,655 shares issued and 41,138,121 shares outstanding	4,552	4,518
Additional paid-in capital	141,289	134,853
Retained earnings	224,215	203,762
Accumulated other comprehensive income	9,406	10,977
Treasury Stock, at cost; January 31 - 4,176,708 shares; July 31 - 4,043,534 shares	(37,444)	(32,978)
Total stockholders’ equity	342,018	321,132
	$493,185	$487,671

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Net sales	$119,042	$106,363	$237,314	$206,044

Cost of sales	66,707	61,212	133,480	117,166

Gross profit	52,335	45,151	103,834	88,878

Expenses:
Selling	16,077	13,723	31,841	27,136
General and administrative	15,557	12,382	30,721	24,430
Research and development	2,492	2,183	4,751	4,477
Total operating expenses	34,126	28,288	67,313	56,043

Income before interest and income taxes	18,209	16,863	36,521	32,835

Interest expense	645	791	1,302	1,437
Interest income	(15)	(16)	(28)	(29)

Income before income taxes	17,579	16,088	35,247	31,427

Income taxes	6,453	5,636	12,936	11,399

Net income	$11,126	$10,452	$22,311	$20,028

Earnings per common share:
Basic	$0.27	$0.26	$0.54	$0.49

Diluted	$0.27	$0.25	$0.54	$0.49

Dividends per common share	$—	$—	$0.05	$0.04

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Net income	$11,126	$10,452	$22,311	$20,028

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(1,401)	64	(1,674)	155
Unrealized holding losses on interest rate swaps arising during the period, net of tax	(9)	2	(30)	(9)
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period, net of tax	30	40	60	74
Reclassification adjustments to interest expense for ineffective hedge on interest rate swap included in net income during the period, net of tax	73	—	73	—
Total other comprehensive (loss) income, net of tax	(1,307)	106	(1,571)	220

Comprehensive income	$9,819	$10,558	$20,740	$20,248

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2014	2013

Cash flows from operating activities
Net income	$22,311	$20,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,967	3,574
Amortization	5,245	4,840
Stock-based compensation expense	2,556	1,887
Amortization of debt issuance costs	162	176
Loss on disposal of fixed assets	296	140
Deferred income taxes	575	139
Excess tax benefits from stock-based compensation	(3,297)	(1,868)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(7,190)	(2,265)
Inventories	(1,812)	(4)
Prepaid expenses and other current assets	(1,225)	(1,846)
Accounts payable and other current liabilities	(1,807)	(8,766)
Income taxes	1,768	3,016
Net cash provided by operating activities	21,549	19,051

Cash flows from investing activities
Capital expenditures	(4,363)	(2,548)
Proceeds from disposal of fixed assets	3	4
Acquisition of Jet Prep, net of cash acquired	(5,332)	—
Acquisition of Sterilator, net of cash acquired	(2,829)	—
Acquisition of SPS Business, net of cash acquired	—	(35,415)
Acquisition of Polyp Trap	—	(486)
Acquisition of Eagle Pure Water	—	(870)
Other, net	(319)	(94)
Net cash used in investing activities	(12,840)	(39,409)

Cash flows from financing activities
Borrowings under revolving credit facility, net of debt issuance costs	—	37,000
Repayments under term loan facility	(5,000)	(5,000)
Repayments under revolving credit facility	(15,500)	(15,000)
Proceeds from exercises of stock options	207	1,409
Dividends paid	(1,858)	(1,494)
Excess tax benefits from stock-based compensation	3,297	1,868
Purchases of treasury stock	(4,057)	(1,872)
Net cash (used in) provided by financing activities	(22,911)	16,911

Effect of exchange rate changes on cash and cash equivalents	(168)	86

Decrease in cash and cash equivalents	(14,370)	(3,361)
Cash and cash equivalents at beginning of period	34,076	30,186
Cash and cash equivalents at end of period	$19,706	$26,825

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

The Condensed Consolidated Balance Sheet at July 31, 2013 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at January 31, 2014 and July 31, 2013; Medivators Inc. (“Medivators”), Crosstex International, Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Medivators has two foreign subsidiaries, Medivators B.V. and Medivators Asia/Pacific Ltd., which serve as our bases in Europe and Asia/Pacific, respectively, and Crosstex has a subsidiary, SPS Medical Supply Corp., as more fully described below and in Note 3 to the Condensed Consolidated Financial Statements.

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

On January 7, 2014, Crosstex’ subsidiary acquired all the issued and outstanding stock of Sterilator Company, Inc. (the “Sterilator Business” or “Sterilator Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The results of operations of Sterilator, which had an insignificant effect on our consolidated net income due to the small size of this business, are included in the portion of the three and six months ended January 31, 2014 subsequent to its acquisition date and are not reflected in the three and six months ended January 31, 2013. The Sterilator Business is included in our Healthcare Disposables segment.

On November 5, 2013, our Medivators B.V. subsidiary acquired all the issued and outstanding capital stock of Jet Prep Ltd. (the “Jet Prep Business” or “Jet Prep Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The results of operations of Jet Prep, which had an insignificant effect on our consolidated net income due to the small size of this business, are included in the portion of the three and six months ended January 31, 2014 subsequent to its acquisition date and are not reflected in the three and six months ended January 31, 2013. The Jet Prep Business is included in our Endoscopy segment.

On March 22, 2013, Mar Cor entered into an agreement to acquire from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”) certain net assets of Siemens’ hemodialysis water business (the “Siemens Water Business” or the “Siemens Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The Siemens Water Acquisition had a nominal impact on our results of operations for the three and six months ended January 31, 2014 due to the size of this business in relation to our overall consolidated results of operations and is not reflected in our results of operations for the three and six months ended January 31, 2013. The Siemens Water Business is included in our Water Purification and Filtration segment.

On December 31, 2012, Mar Cor acquired certain net assets of Eagle Pure Water Systems, Inc. (the “Eagle Pure Water Business” or the “Eagle Pure Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The Eagle Pure Water Acquisition, which had an insignificant effect on our results of operations due to the small size of the business, is reflected in our results of operations for the three and six months ended January 31, 2014 and the portion of the three and six months ended January 31, 2013 subsequent to its acquisition date. The Eagle Pure Water Business is included in our Water Purification and Filtration segment.

On November 1, 2012, Crosstex acquired all the issued and outstanding stock of SPS Medical Supply Corp. (the “SPS Business” or “SPS Medical”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The results of operations of SPS Medical are included in the three and six months ended January 31, 2014, the three months ended January 31, 2013, and the portion of the six months ended January 31, 2013 subsequent to its acquisition date. The SPS Business is included in our Healthcare Disposables segment.

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

Subsequent Events

On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement with our senior lenders to refinance our working capital credit facilities, as more fully described in Note 9 to the Condensed Consolidated Financial Statements.

We performed a review of events subsequent to January 31, 2014. Based upon that review, no other subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                                 Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Cost of sales	$109,000	$37,000	$171,000	$92,000
Operating expenses:
Selling	191,000	82,000	301,000	181,000
General and administrative	1,090,000	802,000	2,054,000	1,594,000
Research and development	18,000	8,000	30,000	20,000
Total operating expenses	1,299,000	892,000	2,385,000	1,795,000
Stock-based compensation before income taxes	1,408,000	929,000	2,556,000	1,887,000
Income tax benefits	(493,000)	(336,000)	(905,000)	(676,000)
Total stock-based compensation expense, net of tax	$915,000	$593,000	$1,651,000	$1,211,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At January 31, 2014, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $10,187,000 with a remaining weighted average period of 22 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2013	605,767	$11.96
Granted	247,136	31.84
Canceled	(4,620)	9.02
Vested	(299,611)	10.51
Nonvested stock awards at January 31, 2014	548,672	$21.73

For the six months ended January 31, 2014 and 2013, the Company granted 30,000 and 52,500 options, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the six months ended January 31, 2014 and 2013:

Weighted-Average
Black-Scholes Option	Six Months Ended	Six Months Ended
Valuation Assumptions	January 31, 2014	January 31, 2013

Dividend yield	0.28%	0.37%
Expected volatility (1)	42.70%	50.90%
Risk-free interest rate (2)	1.44%	0.67%
Expected lives (in years) (3)	5.00	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

For the six months ended January 31, 2014 and 2013, these non-qualified options had a weighted average fair value of $12.08 and $7.27, respectively.

The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $1,748,000 and $2,419,000 for the three and six months ended January 31, 2014 and $3,224,000 and $3,488,000 for the three and six months ended January 31, 2013, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2013	403,831	$8.25
Granted	30,000	31.81
Exercised	(92,106)	6.69
Outstanding at January 31, 2014	341,725	$10.74

Exercisable at July 31, 2013	351,331	$6.94

Exercisable at January 31, 2014	276,725	$7.66

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares. However, during the three and six months ended January 31, 2013, we reissued 282,978 and 474,266 shares, respectively, from treasury stock for the exercise of stock options and grant of stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the six months ended January 31, 2014 and 2013, income tax deductions of $4,516,000 and $2,923,000, respectively, were generated and increased additional paid-in capital by $3,297,000 and $1,868,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Note 3.           Acquisitions

Sterilator Company, Inc.

On January 7, 2014, Crosstex’ subsidiary acquired all the issued and outstanding stock of Sterilator Company, Inc., a private company based in Cuba, New York that manufactures biological indicators and supplies for sterility assurance products, which are used to accurately monitor the effectiveness of sterilization processes. The total consideration for the transaction was $2,829,000.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$538,000
Property, plant and equipment	535,000
Amortizable intangible assets (9- year weighted average life):
Customer relationships (11- year life)	130,000
Technology (8- year life)	510,000
Current liabilities	(321,000)
Deferred income tax liabilities	(260,000)
Net assets acquired	$1,132,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $1,697,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, has been included in our Healthcare Disposables reporting segment.

The principal reasons for this vertical acquisition were to (i) add one of our key long-standing suppliers of biological indicators to our portfolio providing a strategic benefit and cost savings to our overall sterility assurance monitoring business and (ii) strengthen our new product development and overall research and development capabilities. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The Sterilator Acquisition is included in our results of operations for the portion of the three and six months ended January 31, 2014 subsequent to its acquisition date and is not reflected in the three and six months ended January 31, 2013. This acquisition had an insignificant impact on our results of operations.

Jet Prep Ltd.

On November 5, 2013, our Medivators B.V. subsidiary acquired all the issued and outstanding capital stock of Jet Prep Ltd., a private Israeli company that developed the Jet Prep Flushing Device, a novel single-use irrigation and aspiration catheter to improve visualization during colonoscopy procedures. The device has FDA 510(k) and CE Mark clearances and is ready for immediate commercialization by our global endoscopy sales force. Total consideration for the transaction, excluding transaction costs of $200,000, was $5,332,000 plus estimated contingent consideration of $4,760,000 based on a percentage of sales above a minimum threshold over a seven year period as well as the assumption of an estimated $990,000 contingent obligation payable to the Israeli Government, as further explained below. The Jet Prep Acquisition is included in our Endoscopy segment.

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased contingent consideration and goodwill by $4,760,000 to record our initial estimated fair value of the contingent consideration that would be earned over the seven year period ending November 4, 2020, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At January 31, 2014, the estimated fair value remained at $4,760,000 and was recorded in contingent consideration in the Condensed Consolidated Balance Sheets.

In connection with the acquisition, we acquired certain ordinary course business assets and liabilities as well as an obligation to repay the Israeli Government for $810,000 of seed funding that was previously granted to Jet Prep. In accordance with the seed funding agreement, the Israeli Government is entitled to a return on their investment that can range from one to six times their total grant based upon specific conditions set forth in the seed funding agreement and applicable Israeli law, including the acceleration of payments if we transfer certain operations of the company or intellectual property outside of Israel. We account for this assumed contingent obligation to the Israeli Government by recording the fair value as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased contingent consideration and goodwill by $990,000 to record our initial estimated fair value of the assumed contingent obligation to the Israeli Government that would be earned on a percentage of sales over a forecasted period, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At January 31, 2014, the estimated fair value remained at $990,000, of which $58,000 was recorded in accrued expenses and $932,000 was recorded in contingent consideration.

Since we will be continually re-measuring the contingent consideration liability and the assumed contingent obligation at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration and until the assumed contingent obligation is satisfied or until sales of the Jet Prep Ltd. products no longer exist.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$64,000
Property, plant and equipment	65,000
Amortizable intangible asset - Technology (7- year life):	5,050,000
Current liabilities	(100,000)
Deferred income tax liabilities	(345,000)
Net assets acquired	$4,734,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $6,348,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, has been included in our Endoscopy reporting segment.

The principal reasons for the acquisition were (i) to address a market need for an effective technology that improves colonoscopy visualization through the use of irrigation and suction, (ii) to expand our endoscopy product portfolio further bolstering the Medivators brand in the gastrointestinal suite, (iii) to further expand our research and development capability by adding accomplished engineers to our existing research and development team and (iv) the expectation that the acquisition will be accretive to our earnings per share in fiscal 2015 and beyond.

The Jet Prep Acquisition is included in our results of operations for the portion of the three and six months ended January 31, 2014 subsequent to its acquisition date and is not reflected in the three and six months ended January 31, 2013. Since commercialization of this Jet Prep Flushing Device has just begun, this acquisition has not yet generated any sales and had an insignificant impact on our results of operations.

Siemens’ Hemodialysis Water Business

On March 22, 2013, Mar Cor and Siemens entered into an asset purchase agreement under which Mar Cor acquired certain net assets of Siemens’ hemodialysis water business primarily consisting of customer service agreements for over 600 dialysis customers in the United States and Canada. Such service agreements had contributed over $9 million in revenue to Siemens in calendar year 2012 (unaudited) and were assigned from Siemens to Mar Cor on an individual customer by customer basis to ensure a seamless transition. The acquisition date of the Siemens Water Business was July 30, 2013, which is when the majority of the customer service agreements were transferred and therefore control of the business had been achieved. The total consideration for the transaction, excluding transaction costs of $362,000, was $8,300,000, which was paid on March 22, 2013.

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

The Siemens Water Acquisition had an insignificant effect on our results of operations for the three and six months ended January 31, 2014 due to the size of this business in relation to our overall consolidated results of operations and is not reflected in our results of operations for the three and six months ended January 31, 2013. The Siemens Water Business is included in our Water Purification and Filtration segment.

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

The acquisition of Eagle Pure Water is included in our results of operations for the three and six months ended January 31, 2014 and the portion of the three and six months ended January 31, 2013 subsequent to its acquisition date. This acquisition had an insignificant impact on our results of operations.

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

This acquisition is included in our results of operations for the three and six months ended January 31, 2014 and the portion of the three and six months ended January 31, 2013 subsequent to its acquisition date. This acquisition had an insignificant impact on our results of operations.

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $24,244,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, has been included in our Healthcare Disposables reporting segment.

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

The acquisition of the SPS Business is included in our results of operations for the three and six months ended January 31, 2014 and the portion of the three and six months ended January 31, 2013 subsequent to its acquisition date.

Note 4.                                 Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), which requires that a liability related to an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is expected to have no impact on our financial condition, results of operations or cash flows.

Note 5.                                 Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of January 31, 2014, all of our derivatives were designated as hedges, except for our remaining interest rate swap agreement, as further explained below. We do not hold any derivative financial instruments for speculative or trading purposes.

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

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were two foreign currency forward contracts with an aggregate value of $6,264,000 at January 31, 2014, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on February 28, 2014. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three and six months ended January 31, 2014, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in a net currency conversion loss, net of tax, of $34,000 and $96,000, respectively, on the items hedged. For the three and six months ended January 31, 2013, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in a net currency conversion loss, net of tax, of $29,000 and $44,000, respectively, on the items hedged.  Gains and losses related to hedging contracts to buy Euros, Singapore dollars and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

The interest rate on our outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Condensed Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. Such interest rate swap agreements were designated as cash flow hedge instruments and were designed to be effective in offsetting changes in the cash flows related to the hedged borrowings. With respect to our Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our Revolving Credit Facility, the interest rate swap was for the period that began August 8, 2012 and ended January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reduced semi-annually by increments of $5,000,000, and the fixed interest cash flow was at a one month LIBOR rate of 0.496%. As more fully described in Note 6 to the Condensed Consolidated Financial Statements, we account for the interest rate swap agreements by initially recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income. Amounts are reclassified from accumulated other comprehensive income to interest expense in the Condensed Consolidated Statements of Income in the period the hedged transaction affects earnings. At the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair value or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. This formal assessment includes a comparison of the terms of the interest rate swap agreements and hedged borrowings to ensure they coincide as well as an evaluation of the continued ability of the counterparty to the interest rate swap agreements and the Company to honor their obligations under such agreements. At January 31, 2014, our formal assessment concluded that the changes in the fair value of both derivative instruments that began on August 8, 2012 have been highly effective. However, the remaining derivative instrument at January 31, 2014, which relates solely to our Term Loan Facility, was determined to be ineffective at January 31, 2014 due to the modifications to our credit facilities in March 2014, as more fully described in Note 9 to the Condensed Consolidated Financial Statements. Accordingly, the fair value of the interest rate swap agreement of $113,000 relating to our Term Loan Facility was recognized in interest expense in the Condensed Consolidated Statements of Income for the three and six months ended January 31, 2014 and future changes in the fair value of the derivative instrument will be recognized immediately in interest expense.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of January 31, 2014 and 2013, our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described in Notes 5 and 9 to the Condensed Consolidated Financial Statements. Our interest rate swap agreements are classified within Level 2 and are valued using discounted cash flow analyses based on the terms of the contracts and the interest rate curves. Changes in fair value in the interest rate swap agreements relating to our Revolving Credit Facility during the three and six months ended January 31, 2014 and 2013 were recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income. Amounts were reclassified from accumulated other comprehensive income in the period the hedged transaction affected earnings. Similarly, changes in fair value in the interest rate swap agreement relating to our Term Loan Facility during the three and six months ended January 31, 2014 and 2013 were recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income until January 31, 2014, at which time the interest rate swap agreement was determined to be ineffective and the remaining fair value of the derivative instrument was recognized in interest expense, as further explained in Note 5 to the Condensed Consolidated Financial Statements.

On November 5, 2013, we recorded a $4,760,000 liability for the estimated fair value of contingent consideration and a $990,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government relating to the Jet Prep Acquisition, as further described in Note 3 to the Condensed Consolidated Financial Statements. These fair value measurements were based on significant inputs not observed in the market and thus represent Level 3 measurements.

The fair values of the contingent consideration liability and assumed contingent obligation were based on percentages of future sales projections of the Jet Prep Business, above a minimum threshold with respect to the contingent consideration, under various potential scenarios over a seven year period ending November 4, 2020 and weighting the probability of these outcomes.  As such, the determinations of fair values of these contingent liabilities are subjective in nature and highly dependent on future sales projections.  At the date of the acquisition, these cash flow projections were discounted using a rate of 11.5%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. These two liabilities will be adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuations. Due to the structure of the acquisition, any such adjustments through our Condensed Consolidated Statements of Income will not be tax effected except for amounts in excess of $810,000 with respect to the assumed contingent obligation, therefore impacting our effective tax rate. At January 31, 2014, the estimated fair value of the contingent consideration and assumed contingent obligation remained at $4,760,000 and $990,000, respectively.

The actual contingent consideration and assumed contingent obligation have the potential of being between zero and a percentage of unlimited sales that could occur until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied in full, or until the sales of the Jet Prep Ltd. products no longer exist. However, with respect to the contingent consideration, the different likely scenarios of future sales projections used in our fair value determination resulted in total potential future contingent consideration payments ranging between zero and approximately $12,000,000 and the weighted average present value of such scenarios resulted in a fair value of $4,760,000 at January 31, 2014. With respect to the assumed contingent obligation, the different likely scenarios of future sales projections used in our fair value determination resulted in total potential future payments ranging between zero and approximately $2,430,000 and the weighted average present value of such scenarios resulted in a fair value of $990,000 at January 31, 2014. Such fair value amounts would have been higher or lower if we had used different probability factors, future sales projections or discount factors. Given the subjective nature of the assumptions used in the determinations of fair value, we may potentially have significant earnings volatility in our future results of operations.

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

After giving effect for the Company’s three-for-two stock splits, the stock portion of the consideration paid for the Byrne Acquisition consisted of 902,528 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($11.08). Subject to certain conditions and limitations, under a three year price floor, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to the sellers in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor is a free standing financial instrument that we recorded as a liability at fair value on the date of acquisition. The 902,528 shares of Cantel common stock were (i) placed in escrow at the time of the acquisition as security for certain indemnification obligations of the sellers and (ii) subjected to a multi-year lock-up feature prohibiting the sellers from selling or otherwise transferring the shares. In November 2013, one-third of the shares were released from escrow and the lock-up feature. Likewise, the three year price floor was modified to exclude the released shares and reduce the $10,000,000 value guaranty by one-third to $6,666,666.

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

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	January 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$3,993,000	$—	$—	$3,993,000
Total assets	$3,993,000	$—	$—	$3,993,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$58,000	$58,000
Interest rate swap agreement	—	94,000	—	94,000
Total accrued expenses	—	94,000	58,000	152,000
Contingent consideration:
Contingent consideration	—	—	4,760,000	4,760,000
Assumed contingent obligation	—	—	932,000	932,000
Other long-term liabilities:
Interest rate swap agreement	—	19,000	—	19,000
Total liabilities	$—	$113,000	$5,750,000	$5,863,000

	July 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$4,241,000	$—	$—	$4,241,000
Total assets	$4,241,000	$—	$—	$4,241,000

Liabilities:
Accrued expenses:
Interest rate swap agreements	$—	$133,000	$—	$133,000
Total accrued expenses	—	133,000	—	133,000
Other long-term liabilities:
Price floor	—	—	45,000	45,000
Interest rate swap agreements	—	29,000	—	29,000
Total other long-term liabilities	—	29,000	45,000	74,000
Total liabilities	$—	$162,000	$45,000	$207,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last six quarters is as follows:

				Jet Prep
	Byrne	Byrne	Jet Prep	Assumed
	Contingent	Price	Contingent	Contingent
	Consideration	Floor	Consideration	Obligation	Total
Balance, July 31, 2012	$1,500,000	$1,037,000	$—	$—	$2,537,000
Total net unrealized gains included in general and administrative expense in earnings	—	(313,000)	—	—	(313,000)
Balance, October 31, 2012	1,500,000	724,000	—	—	2,224,000
Total net unrealized gains included in general and administrative expense in earnings	(1,500,000)	(410,000)	—	—	(1,910,000)
Balance, January 31, 2013	—	314,000	—	—	314,000
Total net unrealized gains included in general and administrative expense in earnings	—	(59,000)	—	—	(59,000)
Balance, April 30, 2013	—	255,000	—	—	255,000
Total net unrealized gains included in general and administrative expense in earnings	—	(210,000)	—	—	(210,000)
Balance, July 31, 2013	—	45,000	—	—	45,000
Total net unrealized gains included in general and administrative expense in earnings	—	(44,000)	—	—	(44,000)
Balance, October 31, 2013	—	1,000	—	—	1,000
Total net unrealized gains included in general and administrative expense in earnings	—	(1,000)	—	—	(1,000)
Net purchases, issuances, sales and settlements	—	—	4,760,000	990,000	5,750,000
Balance, January 31, 2014	$—	$—	$4,760,000	$990,000	$5,750,000

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property, equipment and other assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. For our quantitative test, we use a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management performs a qualitative assessment, and if a quantitative assessment is necessary, we compare the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows are sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On July 31, 2013, management concluded that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the six months ended January 31, 2014 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of January 31, 2014 and July 31, 2013, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of January 31, 2014 and July 31, 2013, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

Note 7.           Intangible Assets and Goodwill

Our intangible assets with definite lives consist of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years. Amortization expense related to definite lived intangible assets was $2,619,000 and $5,245,000 for the three and six months ended January 31, 2014, respectively, and $2,573,000 and $4,840,000 for the three and six months ended January 31, 2013, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	January 31, 2014
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$71,949,000	$(28,068,000)	$43,881,000
Technology	25,954,000	(10,203,000)	15,751,000
Brand names	12,680,000	(8,738,000)	3,942,000
Non-compete agreements	3,129,000	(633,000)	2,496,000
Patents and other registrations	1,867,000	(702,000)	1,165,000
	115,579,000	(48,344,000)	67,235,000
Trademarks and trade names	9,241,000	—	9,241,000
Total intangible assets	$124,820,000	$(48,344,000)	$76,476,000

	July 31, 2013
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$72,142,000	$(25,379,000)	$46,763,000
Technology	21,006,000	(9,642,000)	11,364,000
Brand names	12,680,000	(8,045,000)	4,635,000
Non-compete agreements	3,159,000	(541,000)	2,618,000
Patents and other registrations	1,768,000	(606,000)	1,162,000
	110,755,000	(44,213,000)	66,542,000
Trademarks and trade names	9,387,000	—	9,387,000
Total intangible assets	$120,142,000	$(44,213,000)	$75,929,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2014 and the next five years is as follows:

Six month period ending July 31, 2014	$5,513,000
Fiscal 2015	11,025,000
Fiscal 2016	7,786,000
Fiscal 2017	7,210,000
Fiscal 2018	6,933,000
Fiscal 2019	6,610,000

Goodwill changed during fiscal 2013 and the six months ended January 31, 2014 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	Other	Goodwill

Balance, July 31, 2012	$59,230,000	$53,288,000	$55,864,000	$8,133,000	$7,140,000	$183,655,000
Acquisitions	—	4,043,000	24,244,000	—	—	28,287,000
Foreign currency translation	—	(152,000)	—	—	(172,000)	(324,000)
Balance, July 31, 2013	59,230,000	57,179,000	80,108,000	8,133,000	6,968,000	211,618,000
Acquisitions	6,348,000	—	1,697,000	—	—	8,045,000
Foreign currency translation	—	(456,000)	—	—	(530,000)	(986,000)
Balance, January 31, 2014	$65,578,000	$56,723,000	$81,805,000	$8,133,000	$6,438,000	$218,677,000

On July 31, 2013, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2013, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that approximated book value. At January 31, 2014, goodwill relating to our Specialty Packaging reporting unit was $6,438,000. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 10.7% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On January 31, 2014, management concluded that no events or changes in circumstances have occurred during the three and six months ended January 31, 2014 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 8.           Warranties

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Beginning balance	$1,261,000	$1,438,000	$1,261,000	$1,667,000
Provisions	546,000	336,000	1,237,000	703,000
Settlements	(605,000)	(542,000)	(1,296,000)	(1,138,000)
Foreign currency translation	(1,000)	—	(1,000)	—
Ending balance	$1,201,000	$1,232,000	$1,201,000	$1,232,000

The warranty provisions and settlements for the three and six months ended January 31, 2014 and 2013 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.           Financing Arrangements

In March 2014, we modified our existing $100,000,000 senior secured revolving credit facility (the “Existing Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Existing Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “New Credit Agreement”). The New Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “New Revolving Credit Facility”).  The Existing Term Loan Facility was terminated after the outstanding balance was reassigned to the New Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the New Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The New Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of Cantel’s domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Unamortized debt issuance costs recorded in other assets amounted to $619,000 at January 31, 2014, of which $90,000 related to the Existing Term Loan Facility and were expensed in March 2014. The remaining unamortized debt issuance cost relating to the Existing Revolving Credit Facility plus additional debt issuance cost of approximately $1,304,000 relating to the New Credit Agreement will be recorded in other assets and amortized over the life of the New Credit Agreement.

Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New Credit Agreement (“Consolidated EBITDA”). At January 31, 2014, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.16 % to 0.70%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at January 31, 2014. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.25% at January 31, 2014 and 0.20% at March 4, 2014.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Existing Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. As a result of the termination of our Existing Term Loan Facility, this interest rate swap will no longer be considered effective in mitigating the adverse impact on interest expense of increases in LIBOR. With respect to our Existing Revolving Credit Facility, the interest rate swap was for the period that began August 8, 2012 and ended January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow is at a one month LIBOR rate of 0.496%.

The New Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries, (ii) a pledge by Cantel of all of the outstanding shares of its United States-based subsidiaries and 65% of the outstanding shares of certain of Cantel’s foreign-based subsidiaries and (iii) a guaranty by Cantel’s domestic subsidiaries. We are in compliance with all financial and other covenants under the New Credit Agreement.

On January 31, 2014, we had $74,500,000 of outstanding borrowings, which consisted of $25,000,000 and $49,500,000 under the Existing Term Loan Facility and the Existing Revolving Credit Facility, respectively.  Subsequent to January 31, 2014, the outstanding balance under the Existing Term Loan Facility was reassigned to the New Revolving Credit Facility and we repaid $2,500,000 resulting in total outstanding borrowings of $72,000,000 at March 4, 2014, none of which is required to be repaid until March 2019.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$11,126,000	$10,452,000	$22,311,000	$20,028,000
Less income allocated to participating securities	(149,000)	(160,000)	(309,000)	(317,000)
Net income available to common stockholders	$10,977,000	$10,292,000	$22,002,000	$19,711,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	40,754,707	40,247,046	40,668,731	40,122,245

Dilutive effect of stock options using the treasury stock method and the average market price for the period	183,995	314,004	188,201	338,331

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	40,938,702	40,561,050	40,856,932	40,460,576

Earnings per share attributable to common stock:
Basic earnings per share	$0.27	$0.26	$0.54	$0.49

Diluted earnings per share	$0.27	$0.25	$0.54	$0.49

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	30,000	52,500	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	40,938,702	40,561,050	40,856,932	40,460,576

Participating securities	554,029	631,364	576,119	655,627

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,492,731	41,192,414	41,433,051	41,116,203

Note 11.                 Income Taxes

The consolidated effective tax rate was 36.7% and 36.3% for the six months ended January 31, 2014 and 2013, respectively. The increase in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and the impact of Federal tax legislation re-enacted in January 2013, as described below.

For the six months ended January 31, 2014 and 2013, approximately 96% and 97%, respectively, of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.4% and 36.8%, respectively. The higher overall effective tax rate for the six months ended January 31, 2014 was principally caused by Federal tax legislation that had expired in December 2011, but was re-enacted retroactively in January 2013, that enabled us to record the research and experimentation tax credit relating to the entire calendar 2012 in the six months ended January 31, 2013. Additionally, this same Federal tax legislation expired in December 2013 preventing us from recording a full research and experimentation tax credit for the six months ended January 31, 2014.

For the six months ended January 31, 2014 and 2013, approximately 4% and 3%, respectively, of our income before income taxes was generated from our operations in Canada, Singapore, the Netherlands and, for the six months ended January 31, 2014 as a result of the Jet Prep Acquisition, Israel. Collectively, these operations had an overall effective tax rate of 22.1% and 19.8% for the six months ended January 31, 2014 and 2013, respectively. All of these locations have lower statutory income tax rates compared to the United States.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2012	$124,000
Activity during fiscal 2013	—
Unrecognized tax benefits on July 31, 2013	124,000
Activity during the six months ended January 31, 2014	—
Unrecognized tax benefits on January 31, 2014	$124,000

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

Note 12.                                                  Commitments and Contingencies

Long-Term Contractual Obligations

As of January 31, 2014, aggregate annual payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months Ending
	July 31,	Year Ending July 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Amounts in thousands)
Maturity of the credit facility (1)	$—	$—	$—	$—	$—	$74,500	$74,500
Expected interest payments under the credit facility (2)	595	1,189	1,189	1,189	1,189	694	6,045
Minimum commitments under noncancelable operating leases	1,902	3,041	2,142	1,484	1,261	3,679	13,509
Contingent consideration (3)	—	170	518	915	1,279	2,868	5,750
Compensation agreements	2,293	3,436	988	425	350	846	8,338
Deferred compensation and other	28	77	43	41	36	27	252
Total contractual obligations	$4,818	$7,913	$4,880	$4,054	$4,115	$82,614	$108,394

(1) The maturity of the credit facility reflects the terms under the March 4, 2014 modification, as further explained in Note 9 of the Condensed Consolidated Financial Statements.

(2) The expected interest payments under our credit facility reflect an interest rate of 1.60%, which was our weighted average interest rate on outstanding borrowings at January 31, 2014.

(3) The future potential payments of contingent consideration are shown at present value using a discount rate of 11.5%.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Contingent Consideration

As part of the Jet Prep Acquisition on November 5, 2013, we recorded a $4,760,000 liability for the estimated fair value of contingent consideration payable to the sellers and a $990,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, which will be payable based on future sales of the Jet Prep Business (above a minimum threshold with respect to the contingent consideration liability.)  As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring the contingent consideration liability and the assumed contingent obligation at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied, or until the sales of the Jet Prep Ltd. products no longer exist.

Compensation Agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, which define certain compensation arrangements relating to various employment termination scenarios. In conjunction with the acquisitions of the Byrne Medical Business on August 1, 2011, the SPS Business on November 1, 2012, the Eagle Pure Water Business on December 31, 2012 and the Sterilator Business on January 7, 2014, we entered into multi-year employment agreements with certain executive officers of the acquired businesses.

Deferred Compensation and Other

Deferred compensation and other primarily includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Note 13.                                                  Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three and six months ended January 31, 2014 and 2013 were as follows:

	Three Months Ended			Six Months Ended
	January 31, 2014			January 31, 2014
	Foreign			Foreign
	Currency	Interest Rate		Currency	Interest Rate
	Translation	Swap		Translation	Swap
	Adjustments	Agreements	Total	Adjustments	Agreements	Total

Beginning balance	$10,807,000	$(94,000)	$10,713,000	$11,080,000	$(103,000)	$10,977,000
Other comprehensive loss before reclassifications	(1,401,000)	(14,000)	(1,415,000)	(1,674,000)	(47,000)	(1,721,000)
Income tax effect on other comprehensive loss before reclassification	—	5,000	5,000	—	17,000	17,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	48,000	48,000	—	96,000	96,000
Reclassification adjustments for ineffective hedge on interest rate swap included in net income during the period	—	113,000	113,000	—	113,000	113,000
Income tax effect on reclassification adjustments	—	(58,000)	(58,000)	—	(76,000)	(76,000)
Ending balance	$9,406,000	$—	$9,406,000	$9,406,000	$—	$9,406,000

	Three Months Ended			Six Months Ended
	January 31, 2013			January 31, 2013
	Foreign			Foreign
	Currency	Interest Rate		Currency	Interest Rate
	Translation	Swap		Translation	Swap
	Adjustments	Agreements	Total	Adjustments	Agreements	Total

Beginning balance	$8,476,000	$(187,000)	$8,289,000	$8,385,000	$(210,000)	$8,175,000
Other comprehensive income (loss) before reclassifications	89,000	4,000	93,000	211,000	(14,000)	197,000
Income tax effect on other comprehensive income (loss) before reclassification	(25,000)	(2,000)	(27,000)	(56,000)	5,000	(51,000)
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	61,000	61,000	—	116,000	116,000
Income tax effect on reclassification adjustments	—	(21,000)	(21,000)	—	(42,000)	(42,000)
Ending balance	$8,540,000	$(145,000)	$8,395,000	$8,540,000	$(145,000)	$8,395,000

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

None of our customers accounted for 10% or more of our consolidated net sales for the six months ended January 31, 2014 and 2013, except for DaVita Inc. (“DaVita”), which accounted for approximately 10.9%, or approximately $25,948,000, for the six months ended January 31, 2014 and approximately 10.3%, or $21,290,000, for the six months ended January 31, 2013, of our consolidated net sales. For the six months ended January 31, 2014, DaVita accounted for approximately 25.3% and 37.6% of our net sales in our Water Purification and Filtration and Dialysis segments, respectively.

The Company’s segments are as follows:

Endoscopy, which includes medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes. This segment also offers disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal endoscopy procedures. Additionally, this segment includes technical maintenance service on its products.

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

DaVita and another large customer accounted for approximately 25.3% and 21.9%, respectively, of our Water Purification and Filtration segment net sales for the six months ended January 31, 2014. Combined, these two customers accounted for approximately 18.3% of our consolidated net sales for the six months ended January 31, 2014.

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

Four customers collectively accounted for approximately 52.3% of our Healthcare Disposables segment net sales and approximately 11.2% of our consolidated net sales for the six months ended January 31, 2014.

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

Information as to operating segments is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Net sales:
Endoscopy	$44,587,000	$39,422,000	$88,200,000	$76,101,000
Water Purification and Filtration	40,719,000	32,369,000	80,469,000	65,530,000
Healthcare Disposables	24,716,000	24,339,000	50,965,000	44,294,000
Dialysis	7,611,000	8,760,000	14,920,000	16,947,000
Other	1,409,000	1,473,000	2,760,000	3,172,000
Total	$119,042,000	$106,363,000	$237,314,000	$206,044,000

Operating income:
Endoscopy	$8,218,000	$9,469,000	$16,402,000	$17,145,000
Water Purification and Filtration	7,108,000	3,719,000	13,165,000	8,346,000
Healthcare Disposables	4,563,000	4,709,000	10,282,000	8,800,000
Dialysis	1,996,000	2,312,000	3,760,000	4,488,000
Other	231,000	125,000	236,000	338,000
	22,116,000	20,334,000	43,845,000	39,117,000
General corporate expenses	(3,907,000)	(3,471,000)	(7,324,000)	(6,282,000)
Interest expense, net	(630,000)	(775,000)	(1,274,000)	(1,408,000)

Income before income taxes	$17,579,000	$16,088,000	$35,247,000	$31,427,000

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

Results of Operations provides a discussion of the consolidated results of operations for the three and six months ended January 31, 2014 compared with the three and six months ended January 31, 2013.

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

Overview

Cantel is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes. This segment also offers disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal endoscopy procedures. Additionally, this segment includes technical maintenance service on its products.

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

Significant Activity

(i)                                For the three and six months ended January 31, 2014 compared with the three and six months ended January 31, 2013, net sales increased by 11.9% and 15.2%, respectively, and net income increased 6.4% and 11.4%, respectively. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    improved sales and profitability in our Water Purification and Filtration segment primarily relating to (i) higher sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by both the growing number of dialysis patients and clinics in the United States, as well as our new product introductions such as our heat sanitized water purification systems, which carry higher average selling prices than the systems with the traditional non-heated sanitization technology, and the acquisition of the dialysis water business from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”), and (ii) increased demand for our water purification equipment used for commercial and industrial (large capital) applications,

•                                    with respect to the six months ended January 31, 2014, higher sales and improved gross profit percentage in our Healthcare Disposables segment, primarily due to (i) the November 1, 2012 acquisition of SPS Medical Supply Corp. and (ii) increased demand for our sterility assurance and disinfectant products,

•                                    higher sales and improved gross profit percentage in our Endoscopy segment principally due to a shift of product mix to higher margin products including increases in sales volume of (i) endoscope reprocessing disinfectant, service and filter products as a result of the increased field population of equipment and (ii) disposable infection control products used in gastrointestinal endoscopy procedures primarily as a result of new product introductions, and

•                                    the prior year inclusion of $778,000 in costs for personnel changes relating to severance and recruiting a Chief Operating Officer during the three months ended January 31, 2013.

The above factors were partially offset by:

•                                    favorable fair value adjustments of contingent consideration and a price floor financial instrument recorded in general and administrative expenses in our Endoscopy segment that were more favorable in the prior periods compared with the current periods resulting in an unfavorable net change of $1,909,000 and $2,178,000 for the three and six months ended January 31, 2014, respectively, as further described in Note 6 to the Condensed Consolidated Financial Statements,

•                                    our strategic decision to invest in sales and marketing initiatives in our three largest segments and corporate internal and external resources designed to expand into new markets and gain or maintain market share while also addressing new compliance requirements,

•                                    the recording within cost of sales of $936,000 and $1,892,000 for the three and six months ended January 31, 2014, respectively, in medical device excise tax as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which became effective January 2013 and therefore resulted in only $322,000 for the month of January being recorded in the three and six months ended January 31, 2013,

•                                    decreases in sales volume of certain therapeutic filters in our Water Purification and Filtration segment as sales of these filters were elevated in prior periods due to a market shortage as a result of damage done from an earthquake to the manufacturing facilities of a large competitor,

•                                    decreases in net sales and profitability in our Dialysis operating segment, as further described below,

•                                    an increase in bad debt expense primarily associated with a single customer, and

•                                    the inclusion of the initial operating expenses, as well as acquisition costs, in our Endoscopy segment relating to the November 5, 2013 acquisition of Jet Prep Ltd., as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

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

(iii)                         In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 was signed into law. The legislation imposed a significant new tax on medical device makers in the form of an excise tax on certain U.S. medical device sales beginning in January 2013. Since a significant portion of our sales are considered medical device sales under this new legislation, our gross profit percentage is being adversely affected beginning in January 2013, as more fully described elsewhere in this MD&A.

(iv)                        On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement with our senior lenders to refinance our working capital credit facilities, as more fully described in Note 9 to the Condensed Consolidated Financial Statements.

(v)                           On January 7, 2014, Crosstex’ subsidiary acquired all the issued and outstanding stock of Sterilator Company, Inc. (the “Sterilator Business” or “Sterilator Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(vi)                        On November 5, 2013, our Medivators B.V. subsidiary acquired all the issued and outstanding stock of Jet Prep Ltd. (the “Jet Prep Business” or “Jet Prep Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Certain components of the acquisition’s purchase price were recorded at fair value and will be continually remeasured at each balance sheet date, which has the potential for creating earnings volatility in the future as further described elsewhere in this MD&A and in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

(vii)                     On March 22, 2013, our Mar Cor subsidiary entered into an agreement to acquire  from Siemens certain net assets of Siemens’ hemodialysis water business (the “Siemens Water Business” or the “Siemens Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(viii)                  On December 31, 2012, our Mar Cor subsidiary acquired certain net assets of Eagle Pure Water Systems, Inc. (the “Eagle Pure Water Business” or the “Eagle Pure Water Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(ix)                        On November 1, 2012, our Crosstex subsidiary acquired all the issued and outstanding stock of SPS Medical Supply Corp. (the “SPS Business” or “SPS Medical”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(x)                           On October 16, 2013, our Board of Directors approved a 22% increase in the semiannual cash dividend to $0.045 per share of outstanding common stock, which was paid on January 31, 2014 to shareholders of record on January 17, 2014, as more fully described elsewhere in this MD&A.

(xi)                        The Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on July 12, 2013 to stockholders of record July 1, 2013.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the acquisitions of the Sterilator Business and the Jet Prep Business were consummated on January 7, 2014 and November 5, 2013, respectively, their results of operations are included in our consolidated results of operations for the portion of the three and six months ended January 31, 2014 subsequent to their acquisition dates and are not included in our results of operations for the three and six months ended January 31, 2013. However, their results of operations had an insignificant effect on our consolidated results of operations due to the small size of these businesses.

On March 22, 2013, Mar Cor entered into an agreement to acquire the Siemens Water Business by gradually assigning and transitioning customer service agreements to Mar Cor. The majority of such contracts were transitioned as of July 30, 2013, the deemed acquisition date. Consequently, the results of operations of the Siemens Water Business are included in our results of operations for the three and six months ended January 31, 2014 and are not included in our results of operations for the three and six months ended January 31, 2013.

Since the acquisitions of the SPS Business and the Eagle Pure Water Business were consummated on November 1, 2012 and December 31, 2012, respectively, their results of operations are included in the three and six months ended January 31, 2014 and are included in our results of operations for the three and six months ended January 31, 2013 subsequent to their acquisition dates. The results of operations of the Eagle Pure Water Business had an insignificant effect on our consolidated results of operations due to its small size.

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

The following discussion should also be read in conjunction with our 2013 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2014		2013		2014		2013
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Endoscopy	$44,587	37.4	$39,422	37.1	$88,200	37.2	$76,101	36.9
Water Purification and Filtration	40,719	34.2	32,369	30.4	80,469	33.9	65,530	31.8
Healthcare Disposables	24,716	20.8	24,339	22.9	50,965	21.4	44,294	21.5
Dialysis	7,611	6.4	8,760	8.2	14,920	6.3	16,947	8.2
Other	1,409	1.2	1,473	1.4	2,760	1.2	3,172	1.6
	$119,042	100.0	$106,363	100.0	$237,314	100.0	$206,044	100.0

Net Sales

Net sales increased by $12,679,000, or 11.9%, to $119,042,000 for the three months ended January 31, 2014 from $106,363,000 for the three months ended January 31, 2013.

Net sales increased by $31,270,000, or 15.2%, to $237,314,000 for the six months ended January 31, 2014 from $206,044,000 for the six months ended January 31, 2013.

The increase in net sales for the three and six months ended January 31, 2014 was primarily attributable to increases in sales in our Water Purification and Filtration and Endoscopy segments, as well as our Healthcare Disposables segment with respect to the six months ended January 31, 2014.

Net sales of water purification and filtration products and services increased by $8,350,000, or 25.8%, and $14,939,000, or 22.8%, for the three and six months ended January 31, 2014, respectively, compared with the three and six months ended January 31, 2013, primarily due to (i) increased demand for our water purification capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by both the growing number of dialysis patients and clinics in the United States, as well as our new product introductions such as our heat sanitized water purification systems, which have higher average selling prices than the systems with the traditional non-heated sanitization technology, and the Siemens Water Acquisition, (ii) price increases on certain water purification and filtration products, which were implemented to partially offset increasing costs and (iii) increased demand for our water purification equipment used for commercial and industrial (large capital) applications. These increases were partially offset by a decrease in sales volume of our hemoconcentrator products (filter devices used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) for the six months ended January 31, 2014 due to elevated demand in the prior year as a result of a market shortage of these filters due to damage done from an earthquake to the manufacturing facilities of a large competitor, which were subsequently repaired.

Net sales of endoscopy products and services increased by $5,165,000, or 13.1%, and $12,099,000, or 15.9%, for the three and six months ended January 31, 2014, respectively, compared with the three and six months ended January 31, 2013, primarily due to increases in demand in the United States and internationally for (i) our disinfectants, service, filters and equipment accessories due to the increase in the installed base of endoscope reprocessing equipment and (ii) our new product introductions of valves, kits and hybrid tubing procedural products (disposable infection control products used in gastrointestinal endoscopy procedures). We expect sales of disinfectants, service, filters and equipment accessories, which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. These increases were partially offset by overall lower selling prices principally related to procedural products as a result of our strategic growth plan as well as increased competition.

Net sales of healthcare disposables products increased by $377,000, or 1.5%, and $6,671,000, or 15.1%, for the three and six months ended January 31, 2014, respectively, compared with the three and six months ended January 31, 2013, principally due to (i) the inclusion of only three months of net sales of the SPS Business in the six months ended January 31, 2013 as a result of acquiring the SPS Business on November 1, 2012, (ii) increases in customer demand in the United States and internationally for our sterility assurance and disinfectant products and (iii) price increases on certain healthcare disposables products, which were implemented to partially offset increased costs.

Net sales of dialysis products and services decreased by $1,149,000, or 13.1%, and $2,027,000, or 12.0%, for the three and six months ended January 31, 2014, respectively, compared with the three and six months ended January 31, 2013, primarily due to decreases in demand in the United States (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our sterilants, RENATRON® dialyzer reprocessing equipment and dialysate concentrate product (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment). Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A material decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales.

Gross profit

Gross profit increased by $7,184,000, or 15.9%, to $52,335,000 for the three months ended January 31, 2014 from $45,151,000 for the three months ended January 31, 2013. Gross profit as a percentage of net sales for the three months ended January 31, 2014 and 2013 was 44.0% and 42.4%, respectively.

Gross profit increased by $14,956,000, or 16.8%, to $103,834,000 for the six months ended January 31, 2014 from $88,878,000 for the six months ended January 31, 2013. Gross profit as a percentage of net sales for the six months ended January 31, 2014 and 2013 was 43.8% and

43.1%, respectively.

The higher gross profit as a percentage of net sales for the three and six months ended January 31, 2014 compared with the three and six months ended January 31, 2013 was primarily due to (i) more favorable sales mix in our three largest segments primarily due to increases in sales volume of certain products that carry higher gross margin percentages than each segment’s prior year overall gross profit percentages such as our sterilants and certain equipment products in our Water Purification and Filtration segment, disinfectants and procedural products in our Endoscopy segment, and sterility assurance and disinfectant products (including sales of products relating to the November 1, 2012 SPS Acquisition) in our Healthcare Disposables segment as well as the decrease in sales volume in certain low margin products in our Dialysis segment and (ii) the inclusion in the three and six months ended January 31, 2013 of $417,000 in severance related charges as part of the prior year cost reduction initiatives and a $177,000 one-time acquisition accounting charge relating to the acquired inventory in the November 1, 2012 acquisition of the SPS Business. These items were partially offset by (i) lower selling prices of certain products primarily in our Endoscopy segment as a result of our strategic growth plan and increased competition and (ii) the incremental impact of $614,000 and $1,570,000 for the three and six months ended January 31, 2014, compared with the three and six months ended January 31, 2013, for a new excise tax on qualified U.S. medical device sales beginning January 2013.

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

Operating Expenses

Selling expenses increased by $2,354,000, or 17.2%, to $16,077,000 for the three months ended January 31, 2014 from $13,723,000 for the three months ended January 31, 2013. For the six months ended January 31, 2014, selling expenses increased by $4,705,000, or 17.3%, to $31,841,000 from $27,136,000 for the six months ended January 31, 2013. For the three and six months ended January 31, 2014, these increases were primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and gain or maintain market share by hiring additional sales and marketing personnel and increasing travel budgets primarily in our Endoscopy segment and to a lesser extent our Water Purification and Filtration segment and increased marketing and advertising in our Healthcare Disposable segment, (ii) the inclusion of only three months of sales and marketing expenses of the SPS Business in the six months ended January 31, 2013 as a result of acquiring the SPS Business on November 1, 2012, (iii) increases in annual salaries and stock-based compensation and (iv) higher commission expense for the six months ended January 31, 2014 principally in our Endoscopy segment as a result of higher sales.

Selling expenses as a percentage of net sales were 13.5% and 12.9% for the three months ended January 31, 2014 and 2013, respectively, and 13.4% and 13.2% for the six months ended January 31, 2014 and 2013, respectively.

General and administrative expenses increased by $3,175,000, or 25.6%, to $15,557,000 for the three months ended January 31, 2014, from $12,382,000 for the three months ended January 31, 2013. For the six months ended January 31, 2014, general and administrative expenses increased by $6,291,000, or 25.8%, to $30,721,000 from $24,430,000 for the six months ended January 31, 2013. For the three and six months ended January 31, 2014, these increases were primarily due to (i) an unfavorable net change of $1,909,000 and $2,178,000, respectively, in our Endoscopy segment due to favorable fair value adjustments of contingent consideration and a price floor financial instrument that were more favorable in the prior periods compared with the current periods, as more fully described in Note 6 to the Condensed Consolidated Financial Statements, (ii) hiring additional personnel as part of our strategic growth initiative as well as to address new compliance requirements, (iii) the inclusion of only three months of general administrative expenses of the SPS Business in the six months ended January 31, 2013 as a result of acquiring the SPS Business on November 1, 2012, (iv) an increase of $329,000 and $657,000, respectively, in bad debt expense, the majority of which relates to a single customer, (v) increases in annual salaries and stock-based compensation, and (vi) an increase of $234,000 and $331,000, respectively, of acquisition related expenses associated with our acquisition program.

General and administrative expenses as a percentage of net sales were 13.1% and 11.6% for the three months ended January 31, 2014 and 2013, respectively, and  12.9% and 11.9% for the six months ended January 31, 2014 and 2013, respectively.

Research and development expenses (which include continuing engineering costs) increased by $309,000 to $2,492,000 for the three months ended January 31, 2014 from $2,183,000 for the three months ended January 31, 2013. For the six months ended January 31, 2014, research and development expenses increased by $274,000 to $4,751,000, from $4,477,000 for the six months ended January 31, 2013. The increase for the three and six months ended January 31, 2014 was primarily due to the inclusion of research and development costs relating to the Jet Prep Acquisition.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2014		2013		2014		2013
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	Operating	% of	Operating	% of	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales	Income	Net sales	Income	Net sales
Endoscopy	$8,218	18.4%	$9,469	24.0%	$16,402	18.6%	$17,145	22.5%
Water Purification and Filtration	7,108	17.5%	3,719	11.5%	13,165	16.4%	8,346	12.7%
Healthcare Disposables	4,563	18.5%	4,709	19.3%	10,282	20.2%	8,800	19.9%
Dialysis	1,996	26.2%	2,312	26.4%	3,760	25.2%	4,488	26.5%
Other	231	16.4%	125	8.5%	236	8.6%	338	10.7%
Operating income	22,116	18.6%	20,334	19.1%	43,845	18.5%	39,117	19.0%
General corporate expenses	(3,907)		(3,471)		(7,324)		(6,282)
Income before interest and income taxes	$18,209	15.3%	$16,863	15.9%	$36,521	15.4%	$32,835	15.9%

The Endoscopy segment’s operating income decreased by $1,251,000, or 13.2%, and $743,000, or 4.3%, for the three and six months ended January 31, 2014, respectively, compared with the three and six months ended January 31, 2013, primarily due to (i) an unfavorable net change of $1,909,000 and $2,178,000, respectively, in our Endoscopy segment due to favorable fair value adjustments of contingent consideration and a price floor financial instrument that were more favorable in the prior periods compared with the current periods, as more fully described in Note 6 to the Condensed Consolidated Financial Statements, (ii) lower selling prices of certain endoscopy products, (iii) the recording of medical device excise taxes beginning in January 2013, (iv) increased investment in our sales team and other selling initiatives, (v) an increase in bad debt expense primarily associated with a single customer, (vi) the inclusion of the initial operating expenses relating to the November 5, 2013 acquisition of the Jet Prep Business and (vii) increases in annual salaries and stock-based compensation. These items were partially offset by higher sales and improved gross profit percentage principally due to a shift of product mix to higher margin products, as further explained above, and the prior year inclusion of severance related charges in the three months ended January 31, 2013 as part of the prior year cost reduction initiatives.

The Water Purification and Filtration segment’s operating income increased by $3,389,000, or 91.1%, and $4,819,000, or 57.7%, for the three and six months ended January 31, 2014, respectively, compared with the three and six months ended January 31, 2013, primarily due to increased demand for our water purification capital equipment, consumables and service in the dialysis industry and our water purification equipment used for commercial and industrial (large capital) applications and improved gross profit percentage, partially offset by lower sales volume of hemoconcentrator products, as further explained above. Additionally, operating income was adversely affected by increases in annual salaries and stock-based compensation, the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013, the hiring of additional sales personnel and an increase in warranty expense per unit relating to certain water purification capital equipment.

The Healthcare Disposables segment’s operating income decreased by $146,000, or 3.1%, for the three months ended January 31, 2014, compared with the three months ended January 31, 2013, primarily due to (i) the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013, (ii) increases in marketing and advertising expense and (iii) increases in annual salaries and stock-based compensation, partially offset by (i) an increase in sales of $377,000, (ii) the prior year inclusion of a $177,000 one-time acquisition accounting charge recorded in the three months ended January 31, 2013 relating to the acquired inventory in the SPS Acquisition and (iii) an improved gross profit percentage, as further explained above.

The Healthcare Disposables segment’s operating income increased by $1,482,000, or 16.8%, for the six months ended January 31, 2014, compared with the six months ended January 31, 2013, primarily due to the inclusion of only three months of operating results of the SPS Business in the six months ended January 31, 2013 as a result of acquiring the SPS Business on November 1, 2012 and improved sales and gross profit percentage, as explained above, partially offset by (i) the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013, (ii) increases in marketing and advertising expense and (iii) increases in annual salaries and stock-based compensation.

The Dialysis segment’s operating income decreased by $316,000, or 13.7%, and $728,000, or 16.2%, for the three and six months ended January 31, 2014, respectively, compared with the three and six months ended January 31, 2013, primarily due to decreases in sales, as further explained above, as well as the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013.

General corporate expenses increased by $436,000, or 12.6%, and $1,042,000, or 16.6%, for the three and six months ended January 31, 2014, respectively, compared with the three and six months ended January 31, 2013. General corporate expenses relate to certain unallocated corporate costs primarily related to executive management personnel and being a publicly traded company. The increase in such costs for the three and six months ended January 31, 2014, compared with the three and six months ended January 31, 2013, is primarily due to the addition of internal and external resources to address various growth initiatives and new compliance requirements, as well as increases in annual salaries, stock-based compensation and costs associated with our acquisition program.

Interest

Interest expense decreased by $146,000 to $645,000 for the three months ended January 31, 2014, from $791,000 for the three months ended January 31, 2013.  For the six months ended January 31, 2014, interest expense decreased by $135,000 to $1,302,000 from $1,437,000 for the six months ended January 31, 2013. These decreases were primarily due to a decrease in the average outstanding borrowings, partially offset by the recording of a $113,000 charge for the ineffective hedge on our term credit facility, as further explained in Note 5 to the Condensed Consolidated Financial Statements.

Interest income was $15,000 and $16,000 for the three months ended January 31, 2014 and 2013, respectively, and $28,000 and $29,000 for the six months ended January 31, 2014 and 2013, respectively.

Income taxes

The consolidated effective tax rate was 36.7% and 36.3% for the six months ended January 31, 2014 and 2013, respectively. The increase in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and the impact of Federal tax legislation re-enacted in January 2013, as described below.

For the six months ended January 31, 2014 and 2013, approximately 96% and 97%, respectively, of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.4% and 36.8%, respectively. The higher overall effective tax rate for the six months ended January 31, 2014 was principally caused by Federal tax legislation that had expired in December 2011, but was re-enacted retroactively in January 2013, that enabled us to record the research and experimentation tax credit relating to the entire calendar 2012 in the six months ended January 31, 2013. Additionally, this same Federal tax legislation expired in December 2013 preventing us from recording a full research and experimentation tax credit for the six months ended January 31, 2014.

For the six months ended January 31, 2014 and 2013, approximately 4% and 3%, respectively, of our income before income taxes was generated from our operations in Canada, Singapore, the Netherlands, and for the six months ended January 31, 2014 as a result of the Jet Prep Acquisition, Israel. Collectively, these operations had an overall effective tax rate of 22.1% and 19.8% for the six months ended January 31, 2014 and 2013, respectively. All of these locations have lower statutory income tax rates compared to the United States.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2012	$124,000
Activity during fiscal 2013	—
Unrecognized tax benefits on July 31, 2013	124,000
Activity during the six months ended January 31, 2014	—
Unrecognized tax benefits on January 31, 2014	$124,000

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Cost of sales	$109,000	$37,000	$171,000	$92,000
Operating expenses:
Selling	191,000	82,000	301,000	181,000
General and administrative	1,090,000	802,000	2,054,000	1,594,000
Research and development	18,000	8,000	30,000	20,000
Total operating expenses	1,299,000	892,000	2,385,000	1,795,000
Stock-based compensation before income taxes	1,408,000	929,000	2,556,000	1,887,000
Income tax benefits	(493,000)	(336,000)	(905,000)	(676,000)
Total stock-based compensation expense, net of tax	$915,000	$593,000	$1,651,000	$1,211,000

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

The stock-based compensation expense recorded in the Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future),modifications of existing awards, accelerated vesting related to certain employment terminations and assumptions used in determining expected lives and estimated forfeitures. The fair value of each option grant is determined on the date of grant using the Black-Scholes option valuation model. We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. If the market price of our common stock increases or factors change and we employ different assumptions in the application of Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation,” (“ASC 718”), the compensation expense that we would record for future stock awards may differ significantly from what we have recorded in the current period.

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At January 31, 2014, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $10,187,000 with a remaining weighted average period of 22 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the six months ended January 31, 2014 and 2013, income tax deductions of $4,516,000 and $2,923,000, respectively, were generated and increased additional paid-in capital by $3,297,000 and $1,868,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Liquidity and Capital Resources

Working Capital

At January 31, 2014, our working capital was $100,439,000, compared with $91,509,000 at July 31, 2013. The increase was primarily due to the modification of our credit facilities as further explained below and in Note 9 to the Condensed Consolidated Financial Statements.

Cash Flows from Operating Activities

Net cash provided by operating activities was $21,549,000 and $19,051,000 for the six months ended January 31, 2014 and 2013, respectively. For the six months ended January 31, 2014, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes), partially offset by an increase in accounts receivable (due to strong sales in the three months ended January 31, 2014 and the timing of sales transactions and payments by certain large customers in our Healthcare Disposables and Water Purification and Filtration segments).

For the six months ended January 31, 2013, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes), partially offset by a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation and vendor payments).

Cash Flows from Investing Activities

Net cash used in investing activities was $12,840,000 and $39,409,000 for the six months ended January 31, 2014 and 2013, respectively. For the six months ended January 31, 2014 and 2013, the net cash used in investing activities was primarily for acquisitions and to a lesser extent, capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $22,911,000 for the six months ended January 31, 2014 compared with $16,911,000 provided by financing activities for the six months ended January 31, 2013. For the six months ended January 31, 2014, the net cash used in financing activities was primarily due to repayments under our credit facilities and purchases of treasury shares. For the six months ended January 31, 2013, the net cash provided by financing activities was primarily due to borrowings under our revolving credit facility relating to the acquisition of the SPS Business, partially offset by repayments under our credit facilities.

Stock Dividends

On July 12, 2013, the Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on July 12, 2013 to stockholders of record on July 1, 2013.

Cash Dividends

On October 16, 2013, our Board of Directors approved a 22% increase in the semiannual cash dividend to $0.045 per share of outstanding common stock, which was paid on January 31, 2014 to shareholders of record on January 17, 2014. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Long-Term Contractual Obligations

As of January 31, 2014, aggregate annual payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Amounts in thousands)
Maturity of the credit facility (1)	$—	$—	$—	$—	$—	$74,500	$74,500
Expected interest payments under the credit facility (2)	595	1,189	1,189	1,189	1,189	694	6,045
Minimum commitments under noncancelable operating leases	1,902	3,041	2,142	1,484	1,261	3,679	13,509
Contingent consideration (3)	—	170	518	915	1,279	2,868	5,750
Compensation agreements	2,293	3,436	988	425	350	846	8,338
Deferred compensation and other	28	77	43	41	36	27	252
Total contractual obligations	$4,818	$7,913	$4,880	$4,054	$4,115	$82,614	$108,394

(1) The maturity of the credit facility reflects the terms under the March 4, 2014 modification, as further explained below.

(2) The expected interest payments under our credit facility reflect an interest rate of 1.60%, which was our weighted average interest rate on outstanding borrowings at January 31, 2014.

(3) The future potential payments of contingent consideration are shown at present value using a discount rate of 11.5%.

Credit Facility

In March 2014, we modified our existing $100,000,000 senior secured revolving credit facility (the “Existing Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Existing Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “New Credit Agreement”). The New Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “New Revolving Credit Facility”).  The Existing

Term Loan Facility was terminated after the outstanding balance was reassigned to the New Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the New Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The New Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of Cantel’s domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Unamortized debt issuance costs recorded in other assets amounted to $619,000 at January 31, 2014, of which $90,000 related to the Existing Term Loan Facility and were expensed in March 2014. The remaining unamortized debt issuance cost relating to the Existing Revolving Credit Facility plus additional debt issuance cost of approximately $1,304,000 relating to the New Credit Agreement will be recorded in other assets and amortized over the life of the New Credit Agreement.

Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New Credit Agreement (“Consolidated EBITDA”). At January 31, 2014, the lender’s base rate was 3.25% and the LIBOR rates ranged from 0.16 % to 0.70%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at January 31, 2014. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.25% at January 31, 2014 and 0.20% at March 4, 2014.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Existing Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. As a result of the termination of our Existing Term Loan Facility, this interest rate swap will no longer be considered effective in mitigating the adverse impact on interest expense of increases in LIBOR. With respect to our Existing Revolving Credit Facility, the interest rate swap was for the period that began August 8, 2012 and ended January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow is at a one month LIBOR rate of 0.496%.

The New Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries, (ii) a pledge by Cantel of all of the outstanding shares of its United States-based subsidiaries and 65% of the outstanding shares of certain of Cantel’s foreign-based subsidiaries and (iii) a guaranty by Cantel’s domestic subsidiaries. We are in compliance with all financial and other covenants under the New Credit Agreement.

On January 31, 2014, we had $74,500,000 of outstanding borrowings, which consisted of $25,000,000 and $49,500,000 under the Existing Term Loan Facility and the Existing Revolving Credit Facility, respectively.  Subsequent to January 31, 2014, the outstanding balance under the Existing Term Loan Facility was reassigned to the New Revolving Credit Facility and we repaid $2,500,000 resulting in total outstanding borrowings of $72,000,000 at March 4, 2014, none of which is required to be repaid until March 2019.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Contingent Consideration

As part of the Jet Prep Acquisition on November 5, 2013, we recorded a $4,760,000 liability for the estimated fair value of contingent consideration payable to the sellers and a $990,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, which will be payable based on future sales of the Jet Prep Business (above a minimum threshold with respect to the contingent consideration liability.)  As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring the contingent consideration liability and the assumed contingent obligation at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied, or until the sales of the Jet Prep Ltd. products no longer exist.

Compensation Agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, which define certain compensation arrangements relating to various employment termination scenarios. In conjunction with the acquisitions of the endoscopy procedural product business of Byrne Medical, Inc. (the “Byrne Medical Business” or the “Byrne Acquisition”) on August 1, 2011, the SPS Business on November 1, 2012, the Eagle Pure Water Business on December 31, 2012 and the Sterilator Business on January 7, 2014, we entered into multi-year employment agreements with certain executive officers of the acquired businesses.

Deferred Compensation and Other

Deferred compensation and other primarily includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Financing Needs

Our four largest operating segments generate significant cash from operations. At January 31, 2014, we had a cash balance of $19,706,000, of which $3,555,000 was held by foreign subsidiaries. Such foreign cash is needed by our foreign subsidiaries for working capital purposes and current international growth initiatives. In the recent past, such international growth initiatives have included the funding of $5,332,000 for the November 5, 2013 Jet Prep Acquisition as further described in Note 3 to the Condensed Consolidated Financials. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At March 4, 2014, $178,000,000 was available under our New Credit Agreement.

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

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $11,140,000 at February 28, 2014, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on March 31, 2014. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Gains and losses related to these hedging contracts to buy Euros, Singapore dollars and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and six months ended January 31, 2014, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian or United States subsidiaries’ assets closely offset the currency impact on our Canadian or United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three and six months ended January 31, 2014 compared with the three and six months ended January 31, 2013.

For purposes of translating the balance sheet at January 31, 2014 compared with July 31, 2013, the total of the foreign currency movements resulted in a foreign currency translation loss of $1,674,000 for the six months ended January 31, 2014, thereby decreasing stockholders’ equity.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,181,000 and $2,126,000 for the three and six months ended January 31, 2014, respectively, and $1,120,000 and $2,281,000 for the three and six months ended January 31, 2013, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

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

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2013, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that approximated book value. At January 31, 2014, goodwill relating to our Specialty Packaging reporting unit was $6,438,000. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to an assumed compounded annual sales growth of 10.7% and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded.  On January 31, 2014, management concluded that no events or changes in circumstances have occurred during the three and six months ended January 31, 2014 that would indicate that the carrying value of our intangible assets and goodwill may not be recoverable.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On January 31, 2014, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant new taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and IRS notices and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Condensed Consolidated Statements of Income. For the three and six months ended January 31, 2014, we recorded excise taxes of $936,000 and $1,892,000 in cost of sales. For the three and six months ended January 31, 2013, we recorded excise taxes of $322,000 in cost of sales relating to the month of January. The regulations regarding the calculations of the medical device taxes are complicated in nature and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these new taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Condensed Consolidated Financial Statements.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. We account for contingent consideration relating to business combinations in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other components of an acquisition’s purchase price can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the three year price floor relating to the Byrne Acquisition which fair value was determined using an option valuation model or the assumed contingent obligation relating to the Jet Prep Acquisition, as further described in Note 6 to the Condensed Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

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

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were two foreign currency forward contracts with an aggregate value of $6,264,000 at January 31, 2014, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on February 28, 2014. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three and six months ended January 31, 2014, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income for the three and six months ended January 31, 2014 and 2013.

For the purpose of translating the balance sheet at January 31, 2014 compared with July 31, 2013, the total of the foreign currency movements resulted in a foreign currency translation loss of $1,674,000, net of tax, for the six months ended January 31, 2014, thereby decreasing stockholders’ equity.

Interest Rate Market Risk

Effective March 4, 2014, we have modified our credit facilities, as described elsewhere in Liquidity and Capital Resources. The modification of our credit facilities increased our borrowing capacity and decreased our margins applied to the lender’s base rate and LIBOR. The interest rate on outstanding borrowings is variable and substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, interest expense is affected by the general level of interest rates in the United States as well as LIBOR interest rates.

Market Risk Sensitive Transactions

We are exposed to market risks arising principally from adverse changes in interest rates and foreign currency.

With respect to interest rate risk, our outstanding debt is under our New Revolving Credit Facility as of March 4, 2014, described elsewhere in Liquidity and Capital Resources. Such credit facility consists of outstanding debt at prevailing market rates of interest, principally under LIBOR contracts ranging from one to twelve months. Therefore, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR.

Based on our outstanding Revolving Credit Facility balance of $72,000,000 at March 4, 2014, a 100 basis point increase in average LIBOR interest rates would result in incremental annual interest expense of $720,000. However, we also maintained a cash balance of $19,706,000 at January 31, 2014 which is maintained in cash or invested in low return cash equivalents such as United States money market funds with leading banking institutions. An increase in interest rates would generate additional interest income as well as increase the fair value of our remaining ineffective interest rate swap agreement, which would both partially offset the adverse impact of additional interest expense. Additionally, substantially all of our outstanding borrowings were under LIBOR contracts that had expiration dates ranging from 1 to 12 months at fixed interest rates for the contract periods, and therefore would mitigate the adverse impact of an increase in interest rates.

Additional information related to market risk sensitive transactions from foreign currency is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2013 Form 10-K.

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

On January 7, 2014 and November 5, 2013, we acquired the Sterilator Business and Jet Prep Business, respectively, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisitions, we enhanced our internal control processes at our Crosstex subsidiary and Medivators subsidiary to ensure that all financial information related to these acquisitions were properly reflected in our Condensed Consolidated Financial Statements. We expect all aspects of the Sterilator Business and Jet Prep Business will be fully integrated into our existing internal control structure by July 31, 2014.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

November	166	$35.55	—	—
December	519	34.44	—	—
January	22,950	33.79	—	—
Total	23,635	$33.81	—	—

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

Date: March 12, 2014

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller