Form 10-Q
period 2014-04-30
CANTEL MEDICAL CORP
filed 2014-06-09
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2014.

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

Number of shares of common stock outstanding as of May 31, 2014: 41,377,721.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30,	July 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$24,474	$34,076
Accounts receivable, net of allowance for doubtful accounts of $1,802 at April 30 and $1,265 at July 31	60,490	52,753
Inventories:
Raw materials	23,699	23,815
Work-in-process	7,125	6,945
Finished goods	25,668	23,407
Total inventories	56,492	54,167
Deferred income taxes	4,039	4,129
Prepaid expenses and other current assets	5,323	4,428
Income taxes receivable	1,213	1,107
Total current assets	152,031	150,660
Property and equipment, net	48,498	46,465
Intangible assets, net	73,981	75,929
Goodwill	218,857	211,618
Other assets	4,508	2,999
	$497,875	$487,671
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$10,000
Accounts payable	15,768	13,322
Compensation payable	11,584	14,032
Accrued expenses	11,005	10,417
Deferred revenue	11,865	11,380
Total current liabilities	50,222	59,151

Long-term debt	64,500	85,000
Deferred income taxes	21,737	21,186
Contingent consideration	5,026	45
Other long-term liabilities	1,955	1,157

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; April 30 - 45,565,440 shares issued and 41,379,053 shares outstanding; July 31 - 45,181,655 shares issued and 41,138,121 shares outstanding	4,557	4,518
Additional paid-in capital	143,600	134,853
Retained earnings	234,464	203,762
Accumulated other comprehensive income	9,569	10,977
Treasury Stock, at cost; April 30 - 4,186,387 shares; July 31 - 4,043,534 shares	(37,755)	(32,978)
Total stockholders’ equity	354,435	321,132
	$497,875	$487,671

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Net sales	$120,058	$105,009	$357,372	$311,053

Cost of sales	67,640	59,525	201,120	176,691

Gross profit	52,418	45,484	156,252	134,362

Expenses:
Selling	16,532	15,096	48,373	42,232
General and administrative	16,428	13,766	47,149	38,196
Research and development	2,632	2,399	7,383	6,876
Total operating expenses	35,592	31,261	102,905	87,304

Income before interest and income taxes	16,826	14,223	53,347	47,058

Interest expense	552	749	1,854	2,186
Interest income	(17)	(16)	(45)	(45)

Income before income taxes	16,291	13,490	51,538	44,917

Income taxes	6,042	4,492	18,978	15,891

Net income	$10,249	$8,998	$32,560	$29,026

Earnings per common share:
Basic	$0.25	$0.22	$0.79	$0.71

Diluted	$0.25	$0.22	$0.79	$0.71

Dividends per common share	$—	$—	$0.05	$0.04

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Net income	$10,249	$8,998	$32,560	$29,026

Other comprehensive income (loss):
Foreign currency translation, net of tax	163	(192)	(1,511)	(37)
Unrealized holding losses on interest rate swaps arising during the period, net of tax	—	(38)	(30)	(47)
Reclassification adjustments to interest expense for losses on interest rate swap included in net income during the period, net of tax	—	31	60	105
Reclassification adjustments to interest expense for ineffective hedge on interest rate swap included in net income during the period, net of tax	—	—	73	—
Total other comprehensive income (loss), net of tax	163	(199)	(1,408)	21

Comprehensive income	$10,412	$8,799	$31,152	$29,047

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2014	2013

Cash flows from operating activities
Net income	$32,560	$29,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,072	5,380
Amortization	7,882	7,438
Stock-based compensation expense	3,978	2,806
Amortization of debt issuance costs	340	262
Loss on disposal of fixed assets	302	124
Deferred income taxes	2	(99)
Excess tax benefits from stock-based compensation	(3,815)	(1,986)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(7,675)	(2,136)
Inventories	(2,080)	(4,313)
Prepaid expenses and other current assets	(1,353)	(1,449)
Accounts payable and other current liabilities	1,044	(3,848)
Income taxes	3,470	3,286
Net cash provided by operating activities	40,727	34,491

Cash flows from investing activities
Capital expenditures	(7,886)	(4,034)
Proceeds from disposal of fixed assets	8	32
Acquisition of Jet Prep, net of cash acquired	(5,332)	—
Acquisition of Sterilator, net of cash acquired	(2,829)	—
Acquisition of SPS Business, net of cash acquired	—	(35,415)
Acquisition of Polyp Trap	—	(486)
Acquisition of Eagle Pure Water	—	(870)
Acquisition of Siemens Water	—	(8,300)
Other, net	(504)	(135)
Net cash used in investing activities	(16,543)	(49,208)

Cash flows from financing activities
Borrowings under revolving credit facility	—	45,000
Repayments under term loan facility	(5,000)	(7,500)
Repayments under revolving credit facility	(25,500)	(22,500)
Debt modification costs	(1,314)	—
Proceeds from exercises of stock options	410	1,573
Dividends paid	(1,858)	(1,494)
Excess tax benefits from stock-based compensation	3,815	1,986
Purchases of treasury stock	(4,194)	(1,899)
Net cash (used in) provided by financing activities	(33,641)	15,166

Effect of exchange rate changes on cash and cash equivalents	(145)	34

(Decrease) increase in cash and cash equivalents	(9,602)	483
Cash and cash equivalents at beginning of period	34,076	30,186
Cash and cash equivalents at end of period	$24,474	$30,669

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

The Condensed Consolidated Balance Sheet at July 31, 2013 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

Cantel had five principal operating companies at April 30, 2014 and July 31, 2013; Medivators Inc. (“Medivators”), Crosstex International, Inc. (“Crosstex”), Mar Cor Purification, Inc. (“Mar Cor”), Biolab Equipment Ltd. (“Biolab”) and Saf-T-Pak Inc. (“Saf-T-Pak”), all of which are wholly-owned operating subsidiaries. In addition, Medivators has two foreign subsidiaries, Medivators B.V. and Cantel Medical Asia/Pacific Pte. Ltd. (formerly known as Medivators Asia/Pacific Ltd.), which serve as our bases in Europe and Asia/Pacific, respectively, and Crosstex has a subsidiary, SPS Medical Supply Corp. (“SPS Medical”), as more fully described below and in Note 3 to the Condensed Consolidated Financial Statements.

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

On January 7, 2014, we acquired all the issued and outstanding stock of Sterilator Company, Inc. (“Sterilator”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “Sterilator Acquisition”). The Sterilator Acquisition had an insignificant effect on our consolidated results of operations for the three months ended April 30, 2014 and the portion of the nine months ended April 30, 2014 subsequent to its acquisition date due to the small size of this business (the “Sterilator Business”) and is not reflected in our consolidated results of operations for the three and nine months ended April 30, 2013. The Sterilator Business is included in our Healthcare Disposables segment.

On November 5, 2013, we acquired all the issued and outstanding capital stock of Jet Prep Ltd. (“Jet Prep”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “Jet Prep Acquisition”). The Jet Prep Acquisition did not have a significant effect on our consolidated results of operations for the three months ended April 30, 2014 and the portion of the nine months ended April 30, 2014 subsequent to its acquisition date due to the small size of this business (the “Jet Prep Business”) and is not reflected in our consolidated results of operations for the three and nine months ended April 30, 2013. The Jet Prep Business is included in our Endoscopy segment.

On March 22, 2013, we entered into an agreement to acquire from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”) certain net assets of Siemens’ hemodialysis water business (the “Siemens Water Business”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “Siemens Water Acquisition”). Due to the size of this business in relation to our overall consolidated results of operations, the Siemens Water Acquisition did not have a significant impact on our consolidated results of operations for the three and nine months ended April 30, 2014 and is not reflected in our consolidated results of operations for the three and nine months ended April 30, 2013. The Siemens Water Business is included in our Water Purification and Filtration segment.

On December 31, 2012, we acquired certain net assets of Eagle Pure Water Systems, Inc. (“Eagle Pure Water”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “Eagle Pure Water Acquisition”). The Eagle Pure Water Acquisition, which had an insignificant effect on our consolidated results of operations due to the small size of the business (the “Eagle Pure Water Business”), is reflected in our consolidated results of operations for the three and nine months ended April 30, 2014 and the portion of the three and nine months ended April 30, 2013 subsequent to its acquisition date. The Eagle Pure Water Business is included in our Water Purification and Filtration segment.

On November 1, 2012, we acquired all the issued and outstanding stock of SPS Medical, as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “SPS Acquisition”). The results of operations of SPS Medical are included in our consolidated results of operations for the three and nine months ended April 30, 2014, the three months ended April 30, 2013, and the portion of the nine months ended April 30, 2013 subsequent to its acquisition date. The business of SPS Medical (the “SPS Business”) is included in our Healthcare Disposables segment.

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

Throughout this document, references to “Cantel,” “Cantel Medical,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

On June 3, 2014, we agreed to acquire all the issued and outstanding capital stock of PuriCore International Limited (“Puricore”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements, (the “PuriCore Acquisition”). Since the PuriCore Acquisition is expected to be completed on or about June 30, 2014, its results of operations are not included in our results of operations for any periods presented.

We performed a review of events subsequent to April 30, 2014. Based upon that review, no other subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                                 Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Cost of sales	$109,000	$41,000	$280,000	$133,000
Operating expenses:
Selling	190,000	69,000	491,000	250,000
General and administrative	1,104,000	802,000	3,158,000	2,396,000
Research and development	19,000	7,000	49,000	27,000
Total operating expenses	1,313,000	878,000	3,698,000	2,673,000
Stock-based compensation before income taxes	1,422,000	919,000	3,978,000	2,806,000
Income tax benefits	(499,000)	(332,000)	(1,404,000)	(1,008,000)
Total stock-based compensation expense, net of tax	$923,000	$587,000	$2,574,000	$1,798,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At April 30, 2014, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $8,744,000 with a remaining weighted average period of 19 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2013	605,767	$11.96
Granted	247,136	31.84
Canceled	(6,285)	11.44
Vested	(307,423)	10.59
Nonvested stock awards at April 30, 2014	539,195	$21.86

For the nine months ended April 30, 2014 and 2013, the Company granted 30,000 and 52,500 options, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the nine months ended April 30, 2014 and 2013:

Weighted-Average
Black-Scholes Option	Nine Months Ended	Nine Months Ended
Valuation Assumptions	April 30, 2014	April 30, 2013

Dividend yield	0.28%	0.37%
Expected volatility (1)	42.70%	50.90%
Risk-free interest rate (2)	1.44%	0.67%
Expected lives (in years) (3)	5.00	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

For the nine months ended April 30, 2014 and 2013, these non-qualified options had a weighted average fair value of $12.08 and $7.27, respectively.

The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $1,328,000 and $3,747,000 for the three and nine months ended April 30, 2014 and $537,000 and $4,025,000 for the three and nine months ended April 30, 2013, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2013	403,831	$8.25
Granted	30,000	31.81
Exercised	(142,934)	6.76
Outstanding at April 30, 2014	290,897	$11.41

Exercisable at July 31, 2013	351,331	$6.94

Exercisable at April 30, 2014	225,897	$7.83

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares. However, during the first six months of the nine months ended April 30, 2013, we reissued 474,266 shares from treasury stock for the exercise of stock options and grant of stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the nine months ended April 30, 2014 and 2013, income tax deductions of $5,124,000 and $3,073,000, respectively, were generated and increased additional paid-in capital by $3,815,000 and $1,986,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Note 3.                                 Acquisitions

PuriCore International Limited

On June 3, 2014, we entered into a definitive stock purchase agreement to acquire from PuriCore plc, a publicly traded company in the United Kingdom (“UK”), all the issued and outstanding stock of its subsidiary PuriCore, a company located in the UK with pre-acquisition annual revenues (unaudited) of approximately $25,000,000 that sells automated endoscope reprocessors and related equipment and consumables, as well as comprehensive maintenance and validation services, primarily in the UK market (the “PuriCore Business”). The transaction is anticipated to be completed on or about June 30, 2014. The total consideration for the transaction is $26,892,000, subject to adjustment and excluding transaction costs. The PuriCore Business will be included in our Endoscopy segment.

The principal reasons for the acquisition are as follows: (i) the expansion of our product offerings with a broader range of advanced endoscope reprocessing equipment suitable for various international markets, (ii) the opportunity to sell our chemistries and other products to PuriCore’s installed base through a direct sales force, (iii) the ability to expand our footprint and infrastructure in Europe and (iv) the expectation that the acquisition will be accretive to our earnings per share in fiscal 2015 and beyond.

Sterilator Company, Inc.

On January 7, 2014, our Crosstex’ subsidiary acquired all the issued and outstanding stock of Sterilator, a private company based in Cuba, New York that manufactures biological indicators and supplies for sterility assurance products, which are used to accurately monitor the effectiveness of sterilization processes. The total consideration for the transaction was $2,829,000.

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $1,697,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, has been included in our Healthcare Disposables segment.

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

The Sterilator Business is included in our results of operations for the three months ended April 30, 2014, the portion of the nine months ended April 30, 2014 subsequent to its acquisition date and is not reflected in the three and nine months ended April 30, 2013. This acquisition had an insignificant impact on our results of operations.

Jet Prep Ltd.

On November 5, 2013, our Medivators B.V. subsidiary acquired all the issued and outstanding capital stock of Jet Prep, a private Israeli company that developed the Jet PrepTM Endoscopic Flushing Device, a novel single-use irrigation and aspiration catheter to improve visualization during colonoscopy procedures. The device has FDA 510(k) and CE Mark clearances and is ready for commercialization by our global endoscopy sales force. Total consideration for the transaction, excluding transaction costs of $200,000, was $5,332,000 plus preliminarily estimated contingent consideration of $4,760,000 based on a percentage of sales above a minimum threshold over a seven year period, as further explained below. The Jet Prep Acquisition is included in our Endoscopy segment.

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased contingent consideration and goodwill by $4,760,000 to record our initial preliminary estimated fair value of the contingent consideration that would be earned over the seven year period ending November 4, 2020. On a quarterly basis subsequent to November 5, 2013, we re-measured the fair value of the contingent consideration and recorded the changes in fair value by increasing both contingent consideration and general administrative expenses, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At April 30, 2014, the preliminary estimated fair value was $5,026,000 and was recorded in contingent consideration in the Condensed Consolidated Balance Sheets.

In connection with the acquisition, we acquired certain ordinary course business assets and liabilities as well as an obligation to repay the Israeli Government for $810,000 of seed funding that was previously granted to Jet Prep. In accordance with the seed funding agreement, the Israeli Government is entitled to a return on their investment that can range from one to nine times their total grant based upon specific conditions set forth in the seed funding agreement and applicable Israeli law, including the acceleration of payments if we transfer certain operations of the company or intellectual property outside of Israel. We account for this assumed contingent obligation to the Israeli Government by recording the fair value as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased accrued expenses by $58,000, other long-term liabilities by $932,000 and goodwill by $990,000 to record our initial estimated fair value of the assumed contingent obligation to the Israeli Government that would be earned on a percentage of sales over a forecasted period. On a quarterly basis subsequent to November 5, 2013, we re-measured the fair value of the assumed contingent liability and recorded the changes in fair value by increasing both other long-term liabilities and general administrative expenses, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At April 30, 2014, the estimated fair value was $1,045,000, of which $58,000 was recorded in accrued expenses and $987,000 was recorded in other long-term liabilities.

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

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$64,000
Property, plant and equipment	65,000
Amortizable intangible asset:
Technology (7- year life)	5,050,000
Current liabilities	(158,000)
Deferred income tax liabilities	(345,000)
Other long-term liabilities	(932,000)
Net assets acquired	$3,744,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $6,348,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, has been included in our Endoscopy segment.

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

The Jet Prep Business is included in our results of operations for the three months ended April 30, 2014, the portion of the nine months ended April 30, 2014 subsequent to its acquisition date and is not reflected in the three and nine months ended April 30, 2013. Since we are only now beginning the commercialization of the Jet Prep Endoscopic Flushing Device, this acquisition has not yet generated any sales and did not have a significant impact on our results of operations.

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $3,446,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, is included in our Water Purification and Filtration segment.

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

Due to the size of this business in relation to our overall consolidated results of operations, the Siemens Water Acquisition did not have a significant effect on our results of operations for the three and nine months ended April 30, 2014 and is not reflected in our results of operations for the three and nine months ended April 30, 2013. The Siemens Water Business is included in our Water Purification and Filtration segment.

Eagle Pure Water Systems, Inc.

On December 31, 2012, Mar Cor purchased substantially all of the assets of Eagle Pure Water, a private company with pre-acquisition annual revenues (unaudited) of approximately $500,000 based outside of Philadelphia, Pennsylvania that provides water treatment services for laboratory, industrial and medical customers. The total consideration for the transaction was $870,000.

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $597,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, is included in our Water Purification and Filtration segment.

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

The Eagle Pure Water Business is included in our results of operations for the three and nine months ended April 30, 2014, the three months ended April 30, 2013 and the portion of the nine months ended April 30, 2013 subsequent to its acquisition date. This acquisition had an insignificant impact on our results of operations.

Polyp Trap

On November 13, 2012, Medivators acquired the intellectual property, inventory, fixed assets and exclusive distribution rights of a polyp trap product line for $486,000.  This product line is used principally in the performance of endoscopy procedures for the purpose of safely and efficiently collecting tissue biopsy material.  The polyp trap product line is included in our Medivators procedural product portfolio, which is part of the Endoscopy segment.

This business is included in our results of operations for the three and nine months ended April 30, 2014, the three months ended April 30, 2013 and the portion of the nine months ended April 30, 2013 subsequent to its acquisition date. This acquisition had an insignificant impact on our results of operations.

SPS Medical Supply Corp.

On November 1, 2012, Crosstex acquired all the issued and outstanding stock of SPS Medical, a private company based in Rochester, New York with pre-acquisition annual revenues (unaudited) of approximately $17,500,000 that manufactures and provides biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets. The SPS Business offers a wide-array of products and services that enable healthcare facilities to safely and accurately monitor and verify their sterilization practices and protocols. Total consideration for the transaction, excluding transaction costs of $157,000, was $32,500,000. In addition, we acquired SPS Medical’s manufacturing, warehouse and office facility in Rochester, New York for approximately $3,500,000 from an affiliate of SPS Medical. The SPS Business is included in our Healthcare Disposables segment.

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

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $24,244,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, has been included in our Healthcare Disposables segment.

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

The SPS Business is included in our results of operations for the three and nine months ended April 30, 2014, the three months ended April 30, 2013 and the portion of the nine months ended April 30, 2013 subsequent to its acquisition date.

Note 4.                                 Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Since ASU 2014-09 was recently issued, we have not yet begun the process of evaluating the impact of ASU 2014-09 on our financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on an organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for fiscal years beginning after December 15, 2014, with early adoption allowed. We are currently in the process of evaluating the impact of ASU 2014-08 on our financial position and results of operations.

In July 2013, the FASB issued ASU (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), which requires that a liability related to an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is expected to have no impact on our financial condition, results of operations or cash flows.

Note 5.                                 Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of April 30, 2014, all of our derivatives were designated as hedges, except for our remaining interest rate swap agreement, as further explained below. We do not hold any derivative financial instruments for speculative or trading purposes.

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

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $11,874,000 at April 30, 2014, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on May 31, 2014. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in a net currency conversion gain, net of tax, of $26,000 for the three months ended April 30, 2014 and a net currency conversion loss, net of tax, of $70,000 for the nine months ended April 30, 2014 on the items hedged. For the three and nine months ended April 30, 2013, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in a net currency conversion loss, net of tax, of $2,000 and $46,000, respectively, on the items hedged.  Gains and losses related to hedging contracts to buy Euros, Singapore dollars and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

The interest rate on our outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Condensed Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. Such interest rate swap agreements were designated as cash flow hedge instruments and were designed to be effective in offsetting changes in the cash flows related to the hedged borrowings. With respect to our former term loan facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our revolving credit facility, the interest rate swap was for the period that began

August 8, 2012 and ended January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reduced semi-annually by increments of $5,000,000, and the fixed interest cash flow was at a one month LIBOR rate of 0.496%. As more fully described in Note 6 to the Condensed Consolidated Financial Statements, we account for the interest rate swap agreements by initially recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income. Amounts are reclassified from accumulated other comprehensive income to interest expense in the Condensed Consolidated Statements of Income in the period the hedged transaction affects earnings. At the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair value or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. This formal assessment includes a comparison of the terms of the interest rate swap agreements and hedged borrowings to ensure they coincide as well as an evaluation of the continued ability of the counterparty to the interest rate swap agreements and the Company to honor their obligations under such agreements. At January 31, 2014, our formal assessment concluded that the changes in the fair value of both derivative instruments that began on August 8, 2012 had been highly effective. However, the remaining derivative instrument at April 30, 2014, which relates solely to our former term loan facility, was determined to be ineffective beginning as of January 31, 2014 due to the modifications to our credit facilities in March 2014, as more fully described in Note 9 to the Condensed Consolidated Financial Statements. Accordingly, the fair value of the interest rate swap agreement of $113,000 relating to our former term loan facility was recognized in interest expense in January 2014. Changes in the fair value of the derivative instrument subsequent to January 31, 2014 are recognized immediately in interest expense.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of April 30, 2014 and 2013, our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described in Notes 5 and 9 to the Condensed Consolidated Financial Statements. Our interest rate swap agreements are classified within Level 2 and are valued using discounted cash flow analyses based on the terms of the contracts and interest rate curves. Changes in fair value in the interest rate swap agreement relating to our revolving credit facility during the six months ended January 31, 2014 and 2013 were recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income. Amounts were reclassified from accumulated other comprehensive income in the period the hedged transaction affected earnings. Similarly, changes in fair value in the interest rate swap agreement relating to our former term loan facility were recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income until January 31, 2014, at which time the interest rate swap agreement was determined to be ineffective and the remaining fair value of the derivative instrument was recognized in interest expense, as further explained in Note 5 to the Condensed Consolidated Financial Statements.

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

The fair values of the contingent consideration liability and assumed contingent obligation were based on percentages of future sales projections of the Jet Prep Business, above a minimum threshold with respect to the contingent consideration, under various potential scenarios over a seven year period ending November 4, 2020 and weighting the probability of these outcomes.  As such, the determinations of fair values of these contingent liabilities are subjective in nature and highly dependent on future sales projections.  At the date of the acquisition, the cash flow projections relating to the contingent consideration and assumed contingent obligation were discounted using a rate of 11.5%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. These two liabilities will be adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuations. Due to the structure of the acquisition, any such adjustments through our Condensed Consolidated Statements of Income will not be tax effected, except for amounts in excess of $810,000 with respect to the assumed contingent obligation, therefore impacting our effective tax rate.

The actual contingent consideration and assumed contingent obligation have the potential of being between zero and a percentage of unlimited sales that could occur until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied in full, or until the sales of the Jet Prep Ltd. products no longer exist. However, with respect to the contingent consideration, the different likely scenarios of future sales projections used in our fair value determination resulted in total potential contingent consideration payments ranging between zero and approximately $12,000,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $5,026,000 at April 30, 2014. With respect to the assumed contingent obligation, the different likely scenarios of future sales projections used in our fair value determination resulted in total potential future payments ranging between zero and approximately $2,430,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $1,045,000 at April 30, 2014. Such fair value amounts would have been higher or lower if we had used different probability factors, future sales projections or discount factors. Given the subjective nature of the assumptions used in the determinations of fair value, we may potentially have significant earnings volatility in our future results of operations.

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

The fair value of the three year price floor liability was determined using the Black-Scholes option valuation model, which is affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield. This liability is adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. The decrease to the fair value of the price floor (as determined by the Black-Scholes option valuation model) was recorded as a decrease to accrued expenses or contingent consideration and general and administrative expenses in the Condensed Consolidated Financial Statements and was primarily due to the impact of our stock price being higher than at the time of the acquisition, the life of the price floor being less than three years and changes in the expected stock price volatility.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	April 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,533,000	$—	$—	$1,533,000
Total assets	$1,533,000	$—	$—	$1,533,000

Liabilities:
Accrued expenses:
Assumed contingent obligation	$—	$—	$58,000	$58,000
Interest rate swap agreement	—	88,000	—	88,000
Total accrued expenses	—	88,000	58,000	146,000
Contingent consideration	—	—	5,026,000	5,026,000
Other long-term liabilities:
Assumed contingent obligation	—	—	987,000	987,000
Interest rate swap agreement	—	9,000	—	9,000
Total other long-term liabilities	—	9,000	987,000	996,000
Total liabilities	$—	$97,000	$6,071,000	$6,168,000

	July 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$4,241,000	$—	$—	$4,241,000
Total assets	$4,241,000	$—	$—	$4,241,000

Liabilities:
Accrued expenses:
Interest rate swap agreements	$—	$133,000	$—	$133,000
Total accrued expenses	—	133,000	—	133,000
Contingent consideration	—	—	45,000	45,000
Other long-term liabilities:
Interest rate swap agreements	—	29,000	—	29,000
Total liabilities	$—	$162,000	$45,000	$207,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last seven quarters is as follows:

				Jet Prep
	Byrne	Byrne	Jet Prep	Assumed
	Contingent	Price	Contingent	Contingent
	Consideration	Floor	Consideration	Obligation	Total
Balance, July 31, 2012	$1,500,000	$1,037,000	$—	$—	$2,537,000
Total net unrealized gains included in general and administrative expense in earnings	—	(313,000)	—	—	(313,000)
Balance, October 31, 2012	1,500,000	724,000	—	—	2,224,000
Total net unrealized gains included in general and administrative expense in earnings	(1,500,000)	(410,000)	—	—	(1,910,000)
Balance, January 31, 2013	—	314,000	—	—	314,000
Total net unrealized gains included in general and administrative expense in earnings	—	(59,000)	—	—	(59,000)
Balance, April 30, 2013	—	255,000	—	—	255,000
Total net unrealized gains included in general and administrative expense in earnings	—	(210,000)	—	—	(210,000)
Balance, July 31, 2013	—	45,000	—	—	45,000
Total net unrealized gains included in general and administrative expense in earnings	—	(44,000)	—	—	(44,000)
Balance, October 31, 2013	—	1,000	—	—	1,000
Total net unrealized gains included in general and administrative expense in earnings	—	(1,000)	—	—	(1,000)
Net purchases, issuances, sales and settlements	—	—	4,760,000	990,000	5,750,000
Balance, January 31, 2014	—	—	4,760,000	990,000	5,750,000
Total net unrealized losses included in general and administrative expense in earnings	—	—	266,000	55,000	321,000
Balance, April 30, 2014	$—	$—	$5,026,000	$1,045,000	$6,071,000

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property, equipment and other assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. For our quantitative test, we use a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management performs a qualitative assessment, and if a quantitative assessment is necessary, we compare the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows are sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On July 31, 2013, management concluded that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the nine months ended April 30, 2014 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of April 30, 2014 and July 31, 2013, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of April 30, 2014 and July 31, 2013, the fair value of our outstanding borrowings under our credit facility approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

Note 7.                                 Intangible Assets and Goodwill

Our intangible assets with definite lives consist of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years. Amortization expense related to definite lived intangible assets was $2,637,000 and $7,882,000 for the three and nine months ended April 30, 2014, respectively, and $2,598,000 and $7,438,000 for the three and nine months ended April 30, 2013, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	April 30, 2014
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$71,955,000	$(29,655,000)	$42,300,000
Technology	25,980,000	(10,820,000)	15,160,000
Brand names	12,680,000	(9,085,000)	3,595,000
Non-compete agreements	3,129,000	(693,000)	2,436,000
Patents and other registrations	1,973,000	(750,000)	1,223,000
	115,717,000	(51,003,000)	64,714,000
Trademarks and trade names	9,267,000	—	9,267,000
Total intangible assets	$124,984,000	$(51,003,000)	$73,981,000

	July 31, 2013
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$72,142,000	$(25,379,000)	$46,763,000
Technology	21,006,000	(9,642,000)	11,364,000
Brand names	12,680,000	(8,045,000)	4,635,000
Non-compete agreements	3,159,000	(541,000)	2,618,000
Patents and other registrations	1,768,000	(606,000)	1,162,000
	110,755,000	(44,213,000)	66,542,000
Trademarks and trade names	9,387,000	—	9,387,000
Total intangible assets	$120,142,000	$(44,213,000)	$75,929,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2014 and the next five years is as follows:

Three month period ending July 31, 2014	$2,879,000
Fiscal 2015	11,032,000
Fiscal 2016	7,793,000
Fiscal 2017	7,217,000
Fiscal 2018	6,940,000
Fiscal 2019	6,617,000

Goodwill changed during fiscal 2013 and the nine months ended April 30, 2014 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	Other	Goodwill

Balance, July 31, 2012	$59,230,000	$53,288,000	$55,864,000	$8,133,000	$7,140,000	$183,655,000
Acquisitions	—	4,043,000	24,244,000	—	—	28,287,000
Foreign currency translation	—	(152,000)	—	—	(172,000)	(324,000)
Balance, July 31, 2013	59,230,000	57,179,000	80,108,000	8,133,000	6,968,000	211,618,000
Acquisitions	6,348,000	—	1,697,000	—	—	8,045,000
Foreign currency translation	—	(370,000)	—	—	(436,000)	(806,000)
Balance, April 30, 2014	$65,578,000	$56,809,000	$81,805,000	$8,133,000	$6,532,000	$218,857,000

On July 31, 2013, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2013, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that approximated book value. At April 30, 2014, goodwill relating to our Specialty Packaging reporting unit was $6,532,000. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to the assumed compounded annual sales growth and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On April 30, 2014, management concluded that no events or changes in circumstances have occurred during the three and nine months ended April 30, 2014 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 8.                                 Warranties

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Beginning balance	$1,201,000	$1,232,000	$1,261,000	$1,667,000
Provisions	583,000	479,000	1,820,000	1,182,000
Settlements	(567,000)	(634,000)	(1,863,000)	(1,772,000)
Foreign currency translation	—	—	(1,000)	—
Ending balance	$1,217,000	$1,077,000	$1,217,000	$1,077,000

The warranty provisions and settlements for the three and nine months ended April 30, 2014 and 2013 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.                                 Financing Arrangements

In March 2014, we modified our existing $100,000,000 senior secured revolving credit facility (the “Existing Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Existing Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “New Credit Agreement”). The New Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “New Revolving Credit Facility”).  The Existing Term Loan Facility was terminated after the outstanding balance was reassigned to the New Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the New Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and

Wells Fargo Bank, National Association. The New Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of Cantel’s domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the New Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to the Existing Revolving Credit Facility. The total of these two amounts are being amortized over the life of the New Credit Agreement. The remaining unamortized debt issuance costs of $84,000 relating to the Existing Term Loan Facility was charged to interest expense on March 4, 2014 when the Existing Term Loan Facility was terminated. At April 30, 2014, unamortized debt issuance costs recorded in other assets amounted to $1,769,000.

Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New Credit Agreement (“Consolidated EBITDA”). At April 30, 2014, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.33% to 0.70%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at April 30, 2014. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at April 30, 2014.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Existing Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. As a result of the termination of our Existing Term Loan Facility, this interest rate swap is no longer considered effective in mitigating the adverse impact on interest expense of increases in LIBOR. With respect to our Existing Revolving Credit Facility, the interest rate swap was for the period that began August 8, 2012 and ended January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow was at a one month LIBOR rate of 0.496%.

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

On April 30, 2014, we had $64,500,000 of outstanding borrowings under the New Revolving Credit Facility.  Subsequent to April 30, 2014, we repaid $9,500,000 resulting in total outstanding borrowings of $55,000,000 at June 9, 2014, none of which is required to be repaid until March 2019.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$10,249,000	$8,998,000	$32,560,000	$29,026,000
Less income allocated to participating securities	(135,000)	(137,000)	(444,000)	(454,000)
Net income available to common stockholders	$10,114,000	$8,861,000	$32,116,000	$28,572,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	40,813,778	40,365,939	40,716,018	40,201,691

Dilutive effect of stock options using the treasury stock method and the average market price for the period	143,319	258,719	174,107	315,692

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	40,957,097	40,624,658	40,890,125	40,517,383

Earnings per share attributable to common stock:
Basic earnings per share	$0.25	$0.22	$0.79	$0.71

Diluted earnings per share	$0.25	$0.22	$0.79	$0.71

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	30,000	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	40,957,097	40,624,658	40,890,125	40,517,383

Participating securities	544,752	626,415	566,545	646,104

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,501,849	41,251,073	41,456,670	41,163,487

Note 11.                          Income Taxes

The consolidated effective tax rate was 36.8% and 35.4% for the nine months ended April 30, 2014 and 2013, respectively. The increase in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and the impact of Federal tax legislation re-enacted in January 2013 but subsequently expired in December 2013, as described below.

For the nine months ended April 30, 2014 and 2013, approximately 97% and 96%, respectively, of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.4% and 36.4%, respectively. The higher overall effective tax rate for the nine months ended April 30, 2014 was principally caused by Federal tax legislation that had expired in December 2011, but was re-enacted retroactively in January 2013, that enabled us to record the research and experimentation tax credit relating to the entire calendar 2012 in the nine months ended April 30, 2013. Additionally, this same Federal tax legislation expired in December 2013 preventing us from recording a full research and experimentation tax credit for calendar 2014 thereby adversely affecting our effective tax rate for the nine months ended April 30, 2014. This adverse impact was partially offset by the recognition of tax benefits upon resolution of income tax uncertainties.

For the nine months ended April 30, 2014 and 2013, approximately 3% and 4%, respectively, of our income before income taxes was generated from our operations in Canada, Singapore, the Netherlands, and for the nine months ended April 30, 2014 as a result of the Jet Prep Acquisition, Israel. Collectively, these operations had an overall effective tax rate of 27.6% and 10.1% for the nine months ended April 30, 2014 and 2013, respectively. All of these locations have lower statutory income tax rates compared to the United States. The lower effective tax rate for the nine months ended April 30, 2013 was the result of the recording of a tax benefit in our third quarter of fiscal 2013 due to removing a valuation allowance on our net operating loss carryforwards (“NOLs”) in the Netherlands as a result of the simultaneous finalization in March 2013 of an IRS examination in the United States and a Dutch tax authority examination in the Netherlands. Additionally, the effective tax rate for the nine months ended April 30, 2013 was favorably affected by the recognition of tax benefits upon resolution of income tax uncertainties.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2012	$124,000
Activity during fiscal 2013	—
Unrecognized tax benefits on July 31, 2013	124,000
Lapse of statute of limitations	(124,000)
Unrecognized tax benefits on April 30, 2014	$—

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2006.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have been relatively insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

Note 12.                          Commitments and Contingencies

Long-Term Contractual Obligations

As of April 30, 2014, aggregate annual payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Amounts in thousands)

Maturity of the credit facility	$—	$—	$—	$—	$—	$64,500	$64,500
Expected interest payments under the credit facility (1)	305	1,219	1,219	1,219	1,219	711	5,892
Minimum commitments under noncancelable operating leases	1,011	3,434	2,442	1,757	1,360	3,760	13,764
Compensation agreements	1,192	6,074	1,496	600	350	846	10,558
Contingent consideration (2)	—	177	629	1,120	1,609	4,465	8,000
Assumed contingent liability (3)		143	318	549	711	465	2,186
Deferred compensation and other	14	58	43	41	36	27	219
Total contractual obligations	$2,522	$11,105	$6,147	$5,286	$5,285	$74,774	$105,119

(1) The expected interest payments under our credit facility reflect an interest rate of 1.89%, which was our weighted average interest rate on outstanding borrowings at April 30, 2014.

(2) These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the April 30, 2014 Consolidated Balance Sheet at its net present value of $5,026 using a discount rate of 11.5%.

(3) These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the April 30, 2014 Consolidated Balance Sheet at its net present value of $1,045 using a discount rate of 11.5%.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Compensation Agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, which define certain compensation arrangements relating to various employment termination scenarios. Additionally, we have previously entered into multi-year employment agreements with certain executive officers of businesses we have acquired.

Contingent Consideration and Assumed Contingent Liability

In relation to the Jet Prep Acquisition on November 5, 2013, we have recorded a $5,026,000 liability for the estimated fair value of contingent consideration payable to the sellers and a $1,045,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, which will be payable based on future sales of the Jet Prep Business (above a minimum threshold with respect to the contingent consideration liability).  As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring the contingent consideration liability and the assumed contingent obligation at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied, or until the sales of the Jet Prep Ltd. products no longer exist.

Deferred Compensation and Other

Deferred compensation and other primarily includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Note 13.                          Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three and nine months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended			Nine Months Ended
	April 30, 2014			April 30, 2014
	Foreign			Foreign
	Currency	Interest Rate		Currency	Interest Rate
	Translation	Swap		Translation	Swap
	Adjustments	Agreements	Total	Adjustments	Agreements	Total

Beginning balance	$9,406,000	$—	$9,406,000	$11,080,000	$(103,000)	$10,977,000
Other comprehensive income (loss) before reclassifications	163,000	—	163,000	(1,511,000)	(47,000)	(1,558,000)
Income tax effect on other comprehensive loss before reclassification	—	—	—	—	17,000	17,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	—	—	—	96,000	96,000
Reclassification adjustments for ineffective hedge on interest rate swap included in net income during the period	—	—	—	—	113,000	113,000
Income tax effect on reclassification adjustments	—	—	—	—	(76,000)	(76,000)
Ending balance	$9,569,000	$—	$9,569,000	$9,569,000	$—	$9,569,000

	Three Months Ended			Nine Months Ended
	April 30, 2013			April 30, 2013
	Foreign			Foreign
	Currency	Interest Rate		Currency	Interest Rate
	Translation	Swap		Translation	Swap
	Adjustments	Agreements	Total	Adjustments	Agreements	Total

Beginning balance	$8,540,000	$(145,000)	$8,395,000	$8,385,000	$(210,000)	$8,175,000
Other comprehensive loss before reclassifications	(243,000)	(60,000)	(303,000)	(32,000)	(74,000)	(106,000)
Income tax effect on other comprehensive loss before reclassification	51,000	22,000	73,000	(5,000)	27,000	22,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the periods	—	53,000	53,000	—	168,000	168,000
Income tax effect on reclassification adjustments	—	(22,000)	(22,000)	—	(63,000)	(63,000)
Ending balance	$8,348,000	$(152,000)	$8,196,000	$8,348,000	$(152,000)	$8,196,000

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

None of our customers accounted for 10% or more of our consolidated net sales for the nine months ended April 30, 2014 and 2013, except for DaVita Inc. (“DaVita”), which accounted for approximately 10.5%, or approximately $37,595,000, for the nine months ended April 30, 2014 and approximately 10.5%, or $32,785,000, for the nine months ended April 30, 2013, of our consolidated net sales. For the nine months ended April 30, 2014, DaVita accounted for approximately 24.9% and 36.1% of our net sales in our Water Purification and Filtration and Dialysis segments, respectively. Another large customer accounted for approximately 22.1% of our Water Purification and Filtration segment net sales for the nine months ended April 30, 2014. Combined, these two customers accounted for approximately 17.9% of our consolidated net sales for the nine months ended April 30, 2014.

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

Four customers collectively accounted for approximately 51.9% of our Healthcare Disposables segment net sales and approximately 11.1% of our consolidated net sales for the nine months ended April 30, 2014.

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

Information as to operating segments is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Net sales:
Endoscopy	$47,260,000	$39,694,000	$135,460,000	$115,795,000
Water Purification and Filtration	38,281,000	32,943,000	118,750,000	98,473,000
Healthcare Disposables	25,506,000	22,674,000	76,471,000	66,968,000
Dialysis	7,349,000	8,072,000	22,269,000	25,019,000
Other	1,662,000	1,626,000	4,422,000	4,798,000
Total	$120,058,000	$105,009,000	$357,372,000	$311,053,000

Operating income:
Endoscopy	$8,482,000	$7,241,000	$24,884,000	$24,386,000
Water Purification and Filtration	6,292,000	3,649,000	19,457,000	11,995,000
Healthcare Disposables	4,262,000	3,991,000	14,544,000	12,791,000
Dialysis	1,515,000	1,990,000	5,275,000	6,478,000
Other	319,000	306,000	555,000	644,000
	20,870,000	17,177,000	64,715,000	56,294,000
General corporate expenses	(4,044,000)	(2,954,000)	(11,368,000)	(9,236,000)
Interest expense, net	(535,000)	(733,000)	(1,809,000)	(2,141,000)

Income before income taxes	$16,291,000	$13,490,000	$51,538,000	$44,917,000

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

Results of Operations provides a discussion of the consolidated results of operations for the three and nine months ended April 30, 2014 compared with the three and nine months ended April 30, 2013.

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

Significant Activity

(i)                                For the three and nine months ended April 30, 2014 compared with the three and nine months ended April 30, 2013, net sales increased by 14.3% and 14.9%, respectively, and net income increased 13.9% and 12.2%, respectively. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    higher sales and improved gross profit percentage in our Endoscopy segment principally due to (i) a shift of product mix to primarily higher margin products including increases in sales volume of endoscope reprocessing disinfectant, service, equipment accessories and filter products as a result of the increased field population of equipment and disposable infection control products used in gastrointestinal endoscopy procedures and (ii) increased demand for our endoscope reprocessing equipment,

•                                    higher sales and improved profitability in our Water Purification and Filtration segment primarily relating to (i) higher sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by both the growing number of dialysis patients and clinics in the United States, as well as our new product introductions such as our heat sanitized water purification systems, which carry higher average selling prices than the systems with the traditional non-heated sanitization technology, and the acquisition of the dialysis water business from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”), and (ii) increased demand for our water purification equipment used for commercial and industrial (large capital) applications, and

•                                    higher sales and improved profitability in our Healthcare Disposables segment primarily due to (i) the prior year inclusion of only six months of the results of operations of SPS Medical Supply Corp. (“SPS Medical”) following its acquisition on November 1, 2012 (the “SPS Acquisition”) and (ii) the increased demand for our face masks, cups, disinfectants and sterility assurance products.

The above factors were partially offset by:

•                                    our strategic decision to invest in sales and marketing initiatives in our three largest segments and corporate internal and external resources designed to expand into new markets and gain or maintain market share while also addressing new compliance requirements,

•                                    unfavorable net changes of $380,000 and $2,558,000 for the three and nine months ended April 30, 2014 compared with the three and nine months ended April 30, 2013, respectively, of fair value adjustments of contingent consideration, a price floor financial instrument and an assumed contingent liability recorded in general and administrative expenses in our Endoscopy segment as the majority of these fair value adjustments were more favorable in the prior year, as further described in Note 6 to the Condensed Consolidated Financial Statements,

•                                    an increase of $1,645,000 within cost of sales for the nine months ended April 30, 2014 compared with the nine months ended April 30, 2013 in medical device excise tax as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which became effective January 2013,

•                                    decreases in sales volume of certain therapeutic filters in our Water Purification and Filtration segment as sales of these filters were elevated in prior periods due to a market shortage as a result of damage done from an earthquake to the manufacturing facilities of a large competitor,

•                                    decreases in net sales and profitability in our Dialysis operating segment, as further described below,

•                                    an increase in bad debt expense primarily associated with a single customer,

•                                    the inclusion of the initial operating expenses of $210,000 and $415,000 in our Endoscopy segment for the three and nine months ended April 30, 2014, respectively, relating to the November 5, 2013 acquisition of Jet Prep Ltd., as more fully described in Note 3 to the Condensed Consolidated Financial Statements, with no corresponding sales as the commercialization of the product has just begun, and

•                                    an increase in costs associated with our acquisition program for the nine months ended April 30, 2014 compared with the nine months ended April 30, 2013.

(ii)                         We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment have been adversely impacted in recent years by the decrease in demand for our sterilants, RENATRON® reprocessing equipment and dialysate concentrate products, as more fully described elsewhere in this MD&A. This reduction in dialysis sales has reduced overall profitability in this segment as compared with profitability in prior periods. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. A material decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability in this segment in the future. See “Risk Factors” in the 2013 Form 10-K.

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

(v)                        On June 3, 2014, we entered into a definitive stock purchase agreement to acquire all the issued and outstanding capital stock of PuriCore International Limited, as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the  “PuriCore Acquisition”).

(vi)                     On January 7, 2014, Crosstex’ subsidiary acquired all the issued and outstanding stock of Sterilator Company, Inc. (“Sterilator”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “Sterilator Acquisition”).

(vii)                  On November 5, 2013, our Medivators B.V. subsidiary acquired all the issued and outstanding stock of Jet Prep Ltd. (“Jet Prep”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “Jet Prep Acquisition”). Certain components of the acquisition’s purchase price were recorded at fair value and will be continually remeasured at each balance sheet date, which has the potential for creating earnings volatility in the future as further described elsewhere in this MD&A and in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

(viii)               On March 22, 2013, our Mar Cor subsidiary entered into an agreement to acquire  from Siemens certain net assets of Siemens’ hemodialysis water business (the “Siemens Water Business”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “Siemens Water Acquisition”).

(ix)                     On December 31, 2012, our Mar Cor subsidiary acquired certain net assets of Eagle Pure Water Systems, Inc. (“Eagle Pure Water”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “Eagle Pure Water Acquisition”).

(x)                        On November 1, 2012, our Crosstex subsidiary acquired all the issued and outstanding stock of SPS Medical, as more fully described in Note 3 to the Condensed Consolidated Financial Statements.

(xi)                     On October 16, 2013, our Board of Directors approved a 22% increase in the semiannual cash dividend to $0.045 per share of outstanding common stock, which was paid on January 31, 2014 to shareholders of record on January 17, 2014, as more fully described elsewhere in this MD&A.

(xii)                  The Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on July 12, 2013 to stockholders of record on July 1, 2013.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the PuriCore Acquisition is expected to be completed in June 2014, its results of operations are not included in our results of operations for any periods presented.

Since the acquisitions of Sterilator and Jet Prep were consummated on January 7, 2014 and November 5, 2013, respectively, their results of operations are included in our consolidated results of operations for the three months ended April 30, 2014, the portion of the nine months ended April 30, 2014 subsequent to their respective acquisition dates and are not included in our results of operations for the three and nine months ended April 30, 2013. However, their results of operations had an insignificant effect on our consolidated results of operations due to the small size of these businesses in relation to our overall consolidated results of operations.

On March 22, 2013, Mar Cor entered into an agreement to acquire the Siemens Water Business by gradually assigning and transitioning customer service agreements to Mar Cor. The majority of such contracts were transitioned as of July 30, 2013, the deemed acquisition date. Consequently, the results of operations of the Siemens Water Business are included in our results of operations for the three and nine months ended April 30, 2014 and are not included in our results of operations for the three and nine months ended April 30, 2013.

Since the SPS Acquisition and the Eagle Pure Water Acquisition were consummated on November 1, 2012 and December 31, 2012, respectively, their results of operations are included in our results of operations for the three and nine months ended April 30, 2014 and are included in our results of operations for the three months ended April 30, 2013 and the portion of the nine months ended April 30, 2013 subsequent to their respective acquisition dates. The results of operations of the Eagle Pure Water Business had an insignificant effect on our consolidated results of operations due to its small size.

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

The following discussion should also be read in conjunction with our 2013 Form 10-K.

The following table gives information as to the net sales and the percentage to the total net sales for each of our reporting segments:

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2014		2013		2014		2013
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%

Endoscopy	$47,260	39.4	$39,694	37.8	$135,460	37.9	$115,795	37.2
Water Purification and Filtration	38,281	31.9	32,943	31.4	118,750	33.2	98,473	31.7
Healthcare Disposables	25,506	21.2	22,674	21.6	76,471	21.4	66,968	21.6
Dialysis	7,349	6.1	8,072	7.7	22,269	6.3	25,019	8.0
Other	1,662	1.4	1,626	1.5	4,422	1.2	4,798	1.5
	$120,058	100.0	$105,009	100.0	$357,372	100.0	$311,053	100.0

Net Sales

Net sales increased by $15,049,000, or 14.3%, to $120,058,000 for the three months ended April 30, 2014 from $105,009,000 for the three months ended April 30, 2013.

Net sales increased by $46,319,000, or 14.9%, to $357,372,000 for the nine months ended April 30, 2014 from $311,053,000 for the nine months ended April 30, 2013.

The increase in net sales for the three and nine months ended April 30, 2014 was attributable to increases in sales of our three largest segments, Endoscopy, Water Purification and Filtration and Healthcare Disposables.

Net sales of endoscopy products and services increased by $7,566,000, or 19.1%, and $19,665,000, or 17.0%, for the three and nine months ended April 30, 2014, respectively, compared with the three and nine months ended April 30, 2013, primarily due to increases in demand in the United States and internationally for (i) our disinfectants, service, equipment accessories and filters due to the increase in the installed base of endoscope reprocessing equipment, (ii) our valves, kits and tubing procedural products (disposable infection control products used in gastrointestinal endoscopy procedures) and (iii) our endoscope reprocessing equipment. We expect sales of disinfectants, service, equipment accessories and filters, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. Additionally, the increase was attributable to a higher percentage of customers reimbursing us for freight costs on sales of disinfectants. These increases were partially offset by overall lower selling prices principally related to procedural products as a result of our strategic growth plan as well as increased competition.

Net sales of water purification and filtration products and services increased by $5,338,000, or 16.2%, and $20,277,000, or 20.6%, for the three and nine months ended April 30, 2014, respectively, compared with the three and nine months ended April 30, 2013, primarily due to (i) increased demand for our water purification capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by both the growing number of dialysis patients and clinics in the United States, as well as our new product introductions such as our heat sanitized water purification systems, which have higher average selling prices than the systems with the traditional non-heated sanitization technology, and the Siemens Water Acquisition, (ii) price increases on certain water purification and filtration products, which were implemented to partially offset increasing costs and (iii) increased demand for our water purification equipment used for commercial and industrial (large capital) applications. These increases were partially offset by a decrease in sales volume of our hemoconcentrator products (filter devices used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) for the three and nine months ended April 30, 2014 due to elevated demand in the prior year as a result of a market shortage of these filters due to damage done from an earthquake to the manufacturing facilities of a large competitor, which were subsequently repaired.

Net sales of healthcare disposables products increased by $2,832,000, or 12.5%, and $9,503,000, or 14.2%, for the three and nine months ended April 30, 2014, respectively, compared with the three and nine months ended April 30, 2013, principally due to (i) the inclusion of only six months of net sales of the SPS Business in the nine months ended April 30, 2013 as a result of acquiring SPS Medical on November 1, 2012, (ii) increases in customer demand in the United States for our face masks, cups, disinfectants and sterility assurance products and (iii) price increases on certain healthcare disposables products, which were implemented to partially offset increased costs.

Net sales of dialysis products and services decreased by $723,000, or 9.0%, and $2,750,000, or 11.0%, for the three and nine months ended April 30, 2014, respectively, compared with the three and nine months ended April 30, 2013, primarily due to (i) decreases in demand in the United States (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our sterilants and dialysate concentrate product (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment) and (ii) lower selling prices which adversely impacted net sales by $305,000 and $456,000 for the three and nine months ended April 30, 2014, respectively. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A material decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales.

Gross profit

Gross profit increased by $6,934,000, or 15.2%, to $52,418,000 for the three months ended April 30, 2014 from $45,484,000 for the three months ended April 30, 2013. Gross profit as a percentage of net sales for the three months ended April 30, 2014 and 2013 was 43.7% and 43.3%, respectively.

Gross profit increased by $21,890,000, or 16.3%, to $156,252,000 for the nine months ended

April 30, 2014 from $134,362,000 for the nine months ended April 30, 2013. Gross profit as a percentage of net sales for the nine months ended April 30, 2014 and 2013 was 43.7% and 43.2%, respectively.

The higher gross profit as a percentage of net sales for the three and nine months ended April 30, 2014 compared with the three and nine months ended April 30, 2013 was primarily due to more favorable sales mix in our three largest segments primarily due to increases in sales volume of certain products that carry higher gross margin percentages than each segment’s prior year overall gross profit percentages such as our sterilants and certain equipment products in our Water Purification and Filtration segment, disinfectants, equipment accessories, filters and procedural products in our Endoscopy segment, and face masks, disinfectant and sterility assurance products (including sales of products relating to the SPS Acquisition) in our Healthcare Disposables segment. The higher gross profit percentage for the nine months ended April 30, 2014 was also due to the inclusion in the prior year of $417,000 in severance related charges as part of the prior year cost reduction initiatives and a $177,000 one-time acquisition accounting charge relating to the acquired inventory in the SPS Acquisition. These items were partially offset by (i) lower selling prices of certain products primarily in our Endoscopy segment as a result of our strategic growth plan and increased competition and (ii) the incremental impact of $75,000 and $1,645,000 for the three and nine months ended April 30, 2014, compared with the three and nine months ended April 30, 2013, respectively, for a new excise tax on qualified U.S. medical device sales beginning January 2013.

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

Furthermore, we cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by uncertainties associated with our product mix, (ii) by further price competition in certain of our segments such as Healthcare Disposables (due to a more competitive environment as well as competition from products manufactured in lower cost locations, as explained below), Endoscopy (primarily due to our growth strategy and increased competition) and Dialysis (relating to the market shift from reusable to single-use dialyzers as explained above) or (iii) if raw materials and distribution costs increase and we are unable to implement further price increases. Some of our competitors manufacture certain healthcare disposable products in lower cost locations such as China, Southeast Asia and certain locations within North America due to lower overall costs despite more expensive shipping costs, quality concerns, sustainability issues and other matters. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior, we may experience significant pricing pressure that would adversely affect our gross profit or level of sales in the future in our Healthcare Disposables segment as a result of lower cost competition from products produced in other geographic locations.

Operating Expenses

Selling expenses increased by $1,436,000, or 9.5%, to $16,532,000 for the three months ended April 30, 2014 from $15,096,000 for the three months ended April 30, 2013. For the nine months ended April 30, 2014, selling expenses increased by $6,141,000, or 14.5%, to $48,373,000 from $42,232,000 for the nine months ended April 30, 2013. For the three and nine months ended April 30, 2014, these increases were primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and gain or maintain market share by hiring additional sales and marketing personnel and increasing travel budgets primarily in our Endoscopy segment and to a lesser extent our Water Purification and Filtration segment, (ii) higher commission expense principally in our Endoscopy segment as a result of higher sales, (iii) increases in annual salaries and stock-based compensation and (iv) the inclusion of only three months of selling and marketing expenses of the SPS Business in the nine months ended April 30, 2013 as a result of acquiring SPS Medical on November 1, 2012.

Selling expenses as a percentage of net sales were 13.8% and 14.4% for the three months ended April 30, 2014 and 2013, respectively, and 13.5% and 13.6% for the nine months ended April 30, 2014 and 2013, respectively.

General and administrative expenses increased by $2,662,000, or 19.3%, to $16,428,000 for the three months ended April 30, 2014, from $13,766,000 for the three months ended April 30, 2013. For the nine months ended April 30, 2014, general and administrative expenses increased by $8,953,000, or 23.4%, to $47,149,000 from $38,196,000 for the nine months ended April 30, 2013. For the three and nine months ended April 30, 2014 compared with the three and nine months ended April 30, 2013, these increases were primarily due to (i) unfavorable net changes of $380,000 and $2,558,000, respectively, of fair value adjustments of contingent consideration, a price floor financial instrument and an assumed contingent liability in our Endoscopy segment as the majority of these fair value adjustments were more favorable in the prior year, as further described in Note 6 to the Condensed Consolidated Financial Statements, (ii) hiring additional personnel as part of our strategic growth initiative as well as to address new compliance requirements, (iii) the inclusion of only six months of general and administrative expenses of the SPS Business in the nine months ended April 30, 2013 as a result of acquiring SPS Medical on November 1, 2012, (iv) increases in annual salaries and stock-based compensation, (v) an increase of $83,000 and $740,000, respectively, in bad debt expense, the majority of which relates to a single customer, (vi) an increase of $231,000 in costs associated with our acquisition program for the nine months ended April 30, 2014 and (vii) an increase of $214,000 and $267,000, respectively, in expense associated with estimated exposure from pending and threatened legal actions of a routine nature and administrative regulatory matters.

General and administrative expenses as a percentage of net sales were 13.7% and 13.1% for the three months ended April 30, 2014 and 2013, respectively, and 13.2% and 12.3% for the nine months ended April 30, 2014 and 2013, respectively.

Research and development expenses (which include continuing engineering costs) increased by $233,000 to $2,632,000 for the three months ended April 30, 2014 from $2,399,000 for the three months ended April 30, 2013. For the nine months ended April 30, 2014, research and development expenses increased by $507,000 to $7,383,000, from $6,876,000 for the nine months ended April 30, 2013. The increase for the three and nine months ended April 30, 2014 was primarily due to the inclusion of research and development costs relating to the Jet Prep Acquisition.

Research and development expense as a percentage of net sales were 2.2% and 2.3% for the three months ended April 30, 2014 and 2013, respectively, and 2.1% and 2.2% for the nine months ended April 30, 2014 and 2013, respectively.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2014		2013		2014		2013
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	Operating	% of	Operating	% of	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales	Income	Net sales	Income	Net sales
Endoscopy	$8,482	17.9%	$7,241	18.2%	$24,884	18.4%	$24,386	21.1%
Water Purification and Filtration	6,292	16.4%	3,649	11.1%	19,457	16.4%	11,995	12.2%
Healthcare Disposables	4,262	16.7%	3,991	17.6%	14,544	19.0%	12,791	19.1%
Dialysis	1,515	20.6%	1,990	24.7%	5,275	23.7%	6,478	25.9%
Other	319	19.2%	306	18.8%	555	12.6%	644	13.4%
Operating income	20,870	17.4%	17,177	16.4%	64,715	18.1%	56,294	18.1%
General corporate expenses	(4,044)		(2,954)		(11,368)		(9,236)
Income before interest and income taxes	$16,826	14.0%	$14,223	13.5%	$53,347	14.9%	$47,058	15.1%

The Endoscopy segment’s operating income increased by $1,241,000, or 17.1%, and $498,000, or 2.0%, for the three and nine months ended April 30, 2014, respectively, compared with the three and nine months ended April 30, 2013, primarily due to higher sales and improved gross profit percentage principally due to a shift of product mix to higher margin products, as further explained above, and the prior year inclusion of severance related charges in the nine months ended April 30, 2013 as part of the prior year cost reduction initiatives. These items were partially offset by (i) unfavorable net changes of $380,000 and $2,558,000, respectively, of fair value adjustments of contingent consideration, a price floor financial instrument and an assumed contingent liability recorded in general and administrative expenses in our Endoscopy segment as the majority of these fair value adjustments were more favorable in the prior year, as further described in Note 6 to the Condensed Consolidated Financial Statements, (ii) lower selling prices of certain endoscopy products, (iii) the recording of medical device excise taxes in cost of sales beginning in January 2013, (iv) increased investment in our sales team and other selling initiatives, which is expected to continue to increase through fiscal 2015, (v) an increase in bad debt expense primarily associated with a single customer, (vi) the inclusion of the initial operating expenses relating to the November 5, 2013 acquisition of Jet Prep with no corresponding sales since the commercialization of the product has just begun, (vii) increases in annual salaries and stock-based compensation and (viii) an increase in expense associated with estimated exposure from pending and threatened legal actions of a routine nature and administrative regulatory matters.

The Water Purification and Filtration segment’s operating income increased by $2,643,000, or 72.4%, and $7,462,000, or 62.2%, for the three and nine months ended April 30, 2014, respectively, compared with the three and nine months ended April 30, 2013, primarily due to increased demand for our water purification capital equipment, consumables and service in the dialysis industry and our water purification equipment used for commercial and industrial (large capital) applications, improved gross profit percentage and the prior year inclusion of approximately $226,000 of acquisition costs related to the March 2013 agreement to acquire the Siemens Water Business, partially offset by lower sales volume of hemoconcentrator products, as further explained above. Additionally, operating income was adversely affected by increases in annual salaries and stock-based compensation, the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013, the hiring of additional sales personnel, which is expected to continue to increase through fiscal 2015, and an increase in warranty expense per unit relating to certain water purification capital equipment.

The Healthcare Disposables segment’s operating income increased by $271,000, or 6.8%, and $1,753,000, or 13.7%, for the three and nine months ended April 30, 2014, compared with the three and nine months ended April 30, 2013, primarily due to the inclusion of only six months of operating results of the SPS Business in the nine months ended April 30, 2013 as a result of acquiring the SPS Business on November 1, 2012, improved sales and gross profit percentage, as explained above, and the prior year inclusion of a $177,000 one-time acquisition accounting charge recorded in the nine months ended April 30, 2013 relating to the acquired inventory in the SPS Acquisition. These items were partially offset by (i) the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013, (ii) increases in marketing and advertising expense, (iii) increases in annual salaries and stock-based compensation and (iv) the hiring of additional personnel. We expect to continue to invest in sales and marketing initiatives through fiscal 2015.

The Dialysis segment’s operating income decreased by $475,000, or 23.9%, and $1,203,000, or 18.6%, for the three and nine months ended April 30, 2014, respectively, compared with the three and nine months ended April 30, 2013, primarily due to decreases in demand for our higher margin sterilant products and lower selling prices, as further explained above. Additionally, operating income was adversely affected by increases in annual salaries and the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013.

General corporate expenses increased by $1,090,000, or 36.9%, and $2,132,000, or 23.1%, for the three and nine months ended April 30, 2014, respectively, compared with the three and nine months ended April 30, 2013. General corporate expenses relate to certain unallocated corporate costs primarily related to executive management personnel, being a publicly traded company and executing various corporate initiatives. The increase in such costs for the three and nine months ended April 30, 2014, compared with the three and nine months ended April 30, 2013, is primarily due to the addition of internal and external resources to address various growth initiatives and new compliance requirements, as well as increases in annual salaries, stock-based compensation and costs associated with our acquisition program.

Interest

Interest expense decreased by $197,000 to $552,000 for the three months ended April 30, 2014, from $749,000 for the three months ended April 30, 2013.  For the nine months ended April 30, 2014, interest expense decreased by $332,000 to $1,854,000 from $2,186,000 for the nine months ended April 30, 2013. These decreases were primarily due to a decrease in the average outstanding borrowings and lower interest rates, partially offset by the recording of a $113,000 charge for the ineffective hedge on our term credit facility in January 2014 and an $84,000 charge in March 2014 to expense the remaining debt issuance costs on our term credit facility as a result of the modification of our credit facilities, as further explained in Note 5 to the Condensed Consolidated Financial Statements.

Interest income was $17,000 and $16,000 for the three months ended April 30, 2014 and 2013, respectively, and $45,000 for both the nine months ended April 30, 2014 and 2013.

Income taxes

The consolidated effective tax rate was 36.8% and 35.4% for the nine months ended April 30, 2014 and 2013, respectively. The increase in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income and the impact of Federal tax legislation re-enacted in January 2013 but subsequently expired in December 2013, as described below.

For the nine months ended April 30, 2014 and 2013, approximately 97% and 96%, respectively, of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.4% and 36.4%, respectively. The higher overall effective tax rate for the nine months ended April 30, 2014 was principally caused by Federal tax legislation that had expired in December 2011, but was re-enacted retroactively in January 2013, that enabled us to record the research and experimentation tax credit relating to the entire calendar 2012 in the nine months ended April 30, 2013. Additionally, this same Federal tax legislation expired in December 2013 preventing us from recording a full research and experimentation tax credit for calendar 2014 thereby adversely affecting our effective tax rate for the nine months ended April 30, 2014. This adverse impact was partially offset by the recognition of tax benefits upon resolution of income tax uncertainties.

For the nine months ended April 30, 2014 and 2013, approximately 3% and 4%, respectively, of our income before income taxes was generated from our operations in Canada, Singapore, the Netherlands, and for the nine months ended April 30, 2014 as a result of the Jet Prep Acquisition, Israel. Collectively, these operations had an overall effective tax rate of 27.6% and 10.1% for the nine months ended April 30, 2014 and 2013, respectively. All of these locations have lower statutory income tax rates compared to the United States. The lower effective tax rate for the nine months ended April 30, 2013 was the result of the recording of a tax benefit in our third quarter of fiscal 2013 due to removing a valuation allowance on our net operating loss carryforwards (“NOLs”) in the Netherlands as a result of the simultaneous finalization in March 2013 of an IRS examination in the United States and a Dutch tax authority examination in the Netherlands. Additionally, the effective tax rate for the nine months ended April 30, 2013 was favorably affected by the recognition of tax benefits upon resolution of income tax uncertainties.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2012	$124,000
Activity during fiscal 2013	—
Unrecognized tax benefits on July 31, 2013	124,000
Lapse of statute of limitations	(124,000)
Unrecognized tax benefits on April 30, 2014	$—

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2006.

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Cost of sales	$109,000	$41,000	$280,000	$133,000
Operating expenses:
Selling	190,000	69,000	491,000	250,000
General and administrative	1,104,000	802,000	3,158,000	2,396,000
Research and development	19,000	7,000	49,000	27,000
Total operating expenses	1,313,000	878,000	3,698,000	2,673,000
Stock-based compensation before income taxes	1,422,000	919,000	3,978,000	2,806,000
Income tax benefits	(499,000)	(332,000)	(1,404,000)	(1,008,000)
Total stock-based compensation expense, net of tax	$923,000	$587,000	$2,574,000	$1,798,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At April 30, 2014, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $8,744,000 with a remaining weighted average period of 19 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the nine months ended April 30, 2014 and 2013, income tax deductions of $5,124,000 and $3,073,000, respectively, were generated and increased additional paid-in capital by $3,815,000 and $1,986,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Liquidity and Capital Resources

Working Capital

At April 30, 2014, our working capital was $101,809,000, compared with $91,509,000 at July 31, 2013. The increase was primarily due to the modification of our credit facilities as further explained below and in Note 9 to the Condensed Consolidated Financial Statements.

Cash Flows from Operating Activities

Net cash provided by operating activities was $40,727,000 and $34,491,000 for the nine months ended April 30, 2014 and 2013, respectively. For the nine months ended April 30, 2014, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization and stock-based compensation expense) and an increase in income taxes receivable (due to the timing associated with tax payments), partially offset by an increase in accounts receivable (due to strong sales in the three months ended April 30, 2014 and the timing of sales transactions and payments by certain large customers in our Healthcare Disposables and Water Purification and Filtration segments).

For the nine months ended April 30, 2013, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization and stock-based compensation expense) and an increase in income taxes receivable (due to the timing associated with tax payments), partially offset by an increase in inventories (due to planned strategic increases in stock levels of certain products primarily in our Water Purification and Filtration and Healthcare Disposables segments) and a decrease in accounts payable and other current liabilities (due primarily to the timing associated with incentive compensation and vendor payments).

Cash Flows from Investing Activities

Net cash used in investing activities was $16,543,000 and $49,208,000 for the nine months ended April 30, 2014 and 2013, respectively. For the nine months ended April 30, 2014 and 2013, the net cash used in investing activities was primarily for acquisitions and capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $33,641,000 for the nine months ended April 30, 2014 compared with $15,166,000 provided by financing activities for the nine months ended April 30, 2013. For the nine months ended April 30, 2014, the net cash used in financing activities was primarily due to repayments under our credit facilities and purchases of treasury shares. For the nine months ended April 30, 2013, the net cash provided by financing activities was primarily due to borrowings under our revolving credit facility relating to the SPS Acquisition and the Siemens Water Acquisition, partially offset by repayments under our credit facilities.

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

Long-Term Contractual Obligations

As of April 30, 2014, aggregate annual payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Amounts in thousands)

Maturity of the credit facility	$—	$—	$—	$—	$—	$64,500	$64,500
Expected interest payments under the credit facility (1)	305	1,219	1,219	1,219	1,219	711	5,892
Minimum commitments under noncancelable operating leases	1,011	3,434	2,442	1,757	1,360	3,760	13,764
Compensation agreements	1,192	6,074	1,496	600	350	846	10,558
Contingent consideration (2)	—	177	629	1,120	1,609	4,465	8,000
Assumed contingent liability (3)		143	318	549	711	465	2,186
Deferred compensation and other	14	58	43	41	36	27	219
Total contractual obligations	$2,522	$11,105	$6,147	$5,286	$5,285	$74,774	$105,119

(1) The expected interest payments under our credit facility reflect an interest rate of 1.89%, which was our weighted average interest rate on outstanding borrowings at April 30, 2014.

(2) These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the April 30, 2014 Consolidated Balance Sheet at its net present value of $5,026 using a discount rate of 11.5%.

(3) These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the April 30, 2014 Consolidated Balance Sheet at its net present value of $1,045 using a discount rate of 11.5%.

Credit Facility

In March 2014, we modified our existing $100,000,000 senior secured revolving credit facility (the “Existing Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Existing Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “New Credit Agreement”). The New Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “New Revolving Credit Facility”).  The Existing Term Loan Facility was terminated after the outstanding balance was reassigned to the New Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the New Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The New Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of Cantel’s domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the New Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to the Existing Revolving Credit Facility. The total of these two amounts are being amortized over the life of the New Credit Agreement. The remaining unamortized debt issuance costs of $84,000 relating to the Existing Term Loan Facility was charged to interest expense on March 4, 2014 when the Existing Term Loan Facility was terminated. At April 30, 2014, unamortized debt issuance costs recorded in other assets amounted to $1,769,000.

Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New Credit Agreement (“Consolidated EBITDA”). At May 31, 2014, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.15% to 0.60%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at May 31, 2014. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at May 31, 2014.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. With respect to our Existing Term Loan Facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. As a result of the termination of our Existing Term Loan Facility, this interest rate swap is no longer considered effective in mitigating the adverse impact on interest expense of increases in LIBOR. With respect to our Existing Revolving Credit Facility, the interest rate swap was for the period that began August 8, 2012 and ended January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reducing semi-annually by increments of $5,000,000, and the fixed interest cash flow was at a one month LIBOR rate of 0.496%.

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

On April 30, 2014, we had $64,500,000 of outstanding borrowings under the New Revolving Credit Facility.  Subsequent to April 30, 2014, we repaid $9,500,000 resulting in total outstanding borrowings of $55,000,000 at June 9, 2014, none of which is required to be repaid until March 2019.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Compensation Agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and our subsidiary Chief Executive Officers, which define certain compensation arrangements relating to various employment termination scenarios. Additionally, we have previously entered into multi-year employment agreements with certain executive officers of businesses we have acquired.

Contingent Consideration and Assumed Contingent Liability

In relation to the Jet Prep Acquisition on November 5, 2013, we have recorded a $5,026,000 liability for the estimated fair value of contingent consideration payable to the sellers and a $1,045,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, which will be payable based on future sales of the Jet Prep Business (above a minimum threshold with respect to the contingent consideration liability).  As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring the contingent consideration liability and the assumed contingent obligation at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied, or until the sales of the Jet Prep products no longer exist.

Deferred Compensation and Other

Deferred compensation and other primarily includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Financing Needs

Our four largest operating segments generate significant cash from operations. At April 30, 2014, we had a cash balance of $24,474,000, of which $3,845,000 was held by foreign subsidiaries. Such foreign cash is needed by our foreign subsidiaries for working capital purposes and current international growth initiatives. In the recent past, such international growth initiatives have included the funding of $5,332,000 for the November 5, 2013 Jet Prep Acquisition as further described in Note 3 to the Condensed Consolidated Financial Statements. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At June 9, 2014, $195,000,000 was available under our New Credit Agreement.

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

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $11,435,000 at May 31, 2014, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on June 30, 2014. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Gains and losses related to these hedging contracts to buy Euros, Singapore dollars and British pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and nine months ended April 30, 2014, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian or United States subsidiaries’ assets closely offset the currency impact on our Canadian or United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three and nine months ended April 30, 2014 compared with the three and nine months ended April 30, 2013.

For purposes of translating the balance sheet at April 30, 2014 compared with July 31, 2013, the total of the foreign currency movements resulted in a foreign currency translation loss of $1,511,000 for the nine months ended April 30, 2014, thereby decreasing stockholders’ equity.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable and water purification and filtration products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,104,000 and $3,230,000 for the three and nine months ended April 30, 2014, respectively, and $942,000 and $3,223,000 for the three and nine months ended April 30, 2013, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

Our endoscopy products and services are sold directly to hospitals and other end-users in the United States and primarily to distributors internationally; water purification and filtration products and services are sold directly to hospitals, dialysis clinics, pharmaceutical and biotechnology companies, laboratories, medical products and service companies and other end-users as well as through third-party distributors; the majority of our healthcare disposable products are sold to third party distributors and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users; the majority of our dialysis products are sold to dialysis clinics and hospitals; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

In accordance with Accounting Standards Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. Such qualitative factors that are assessed include evaluating a segment’s financial performance, industry and market conditions, macroeconomic conditions and specific issues that can directly affect the segment such as changes in business strategies, competition, supplier relationships, operating costs, regulatory matters, litigation and the composition of the segment’s assets due to acquisitions or other events. At July 31, 2013, because we determined through qualitative factors that the fair values of our Endoscopy, Water Purification and Filtration and Dialysis segments were unlikely to be less than the carrying value, we did not proceed to step one of the two-step quantitative goodwill impairment test for those three segments. We performed step one of the two-step quantitative goodwill impairment test for Healthcare Disposables (due to the increase in assets related to the SPS Acquisition) and Specialty Packaging (due to fair value exceeding book value by a nominal amount in the prior year). In performing a detailed quantitative review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using weighted fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.

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

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2013, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that approximated book value. At April 30, 2014, goodwill relating to our Specialty Packaging reporting unit was $6,532,000. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to the assumed compounded annual sales growth and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded.  On April 30, 2014, management concluded that no events or changes in circumstances have occurred during the nine months ended April 30, 2014 that would indicate that the carrying value of our intangible assets and goodwill may not be recoverable.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On April 30, 2014, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions as well as net operating loss carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. A review of our deferred tax items considers known future changes in various income tax rates, principally in the United States. If income tax rates were to change in the future, particularly in the United States and to a lesser extent Canada, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant new taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and IRS notices and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Condensed Consolidated Statements of Income. For the three and nine months ended April 30, 2014, we recorded excise taxes of $929,000 and $2,821,000, respectively, in cost of sales. For the three and nine months ended April 30, 2013, we recorded excise taxes of $854,000 and $1,176,000, respectively, in cost of sales. The regulations regarding the calculations of the medical device taxes are complex and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these new taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Condensed Consolidated Financial Statements.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories and warranties. We account for contingent consideration relating to business combinations in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other acquisition related liabilities can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the three year price floor relating to the Byrne Acquisition which fair value was determined using an option valuation model or the assumed contingent obligation relating to the Jet Prep Acquisition, as further described in Note 6 to the Condensed Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

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

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $11,874,000 at April 30, 2014, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on May 31, 2014. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three and nine months ended April 30, 2014, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income for the three and nine months ended April 30, 2014 and 2013.

For the purpose of translating the balance sheet at April 30, 2014 compared with July 31, 2013, the total of the foreign currency movements resulted in a foreign currency translation loss of $1,511,000, net of tax, for the nine months ended April 30, 2014, thereby decreasing stockholders’ equity.

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

Based on our outstanding Revolving Credit Facility balance of $64,500,000 at April 30, 2014, a 100 basis point increase in average LIBOR interest rates would result in incremental annual interest expense of $645,000. However, we also maintained a cash balance of $24,474,000 at April 30, 2014 which is maintained in cash or invested in low return cash equivalents such as United States money market funds with leading banking institutions. An increase in interest rates would generate additional interest income, as well as increase the fair value of our remaining ineffective interest rate swap agreement, which would both partially offset the adverse impact of additional interest expense. Additionally, substantially all of our outstanding borrowings were under LIBOR contracts that had expiration dates ranging from 1 to 12 months at fixed interest rates for the contract periods, and therefore would mitigate the adverse impact of an increase in interest rates.

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

On January 7, 2014 and November 5, 2013, we acquired Sterilator and Jet Prep, respectively, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisitions, we enhanced our internal control processes at our Crosstex subsidiary and Medivators subsidiary to ensure that all financial information related to these acquisitions were properly reflected in our Condensed Consolidated Financial Statements. We expect all aspects of the Sterilator Business and the Jet Prep Business will be fully integrated into our existing internal control structure by July 31, 2014.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

February	6,840	$31.71	—	—
March	1,963	32.54	—	—
April	876	34.15	—	—
Total	9,679	$32.10	—	—

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

Date: June 9, 2014

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Vice President and Controller