Form 10-K
period 2014-07-31
CANTEL MEDICAL CORP
filed 2014-09-29
CIK 19446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, as quoted by the New York Stock Exchange on that date: $1,076,240,423.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on August 29, 2014: 41,451,139.

Documents incorporated by reference:  Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2014 Annual Meeting of Stockholders of Registrant are hereby incorporated by reference into Part III of this Form 10-K and certain documents are incorporated by reference into Part IV.

PART I

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the current beliefs and assumptions of management; they do not relate strictly to historical or current facts.  Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “will continue,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions generally identify forward-looking statements.   In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of this Form 10-K, entitled Risk Factors. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1.                  BUSINESS.

General

We are a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes and disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures. Additionally, this segment includes technical maintenance service on its products.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets and disinfectants and decontamination services used in various applications for infection prevention and control.

•                     Healthcare Disposables: Single-use, infection prevention and control healthcare products including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants. This segment also manufactures and sells biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets.

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

Fiscal 2014 Acquisitions

Acquisition of PuriCore International Limited

On June 30, 2014, we acquired all the issued and outstanding stock of PuriCore International Limited (“PuriCore”), a leading provider in the United Kingdom of automated endoscope reprocessors, endoscope drying and storage cabinets, chemistry and consumables, as well as comprehensive maintenance and validation services (the “PuriCore Business” or the “PuriCore Acquisition”). With an employee base of approximately 120 individuals, including complete sales and service teams and facilities in Stafford and Clevedon, England, we believe the addition of PuriCore provides us with comprehensive coverage of the UK market.  Following the acquisition, we changed the name of PuriCore to Cantel Medical (UK) Limited.  The PuriCore Business is included in our Endoscopy segment.

The principal reasons for the acquisition were: (i) the expansion of our product offerings with a broader range of advanced endoscope reprocessing equipment suitable for various international markets, (ii) the opportunity to sell our chemistries and other products to PuriCore’s installed base through a direct sales force, (iii) the opportunity to transition our existing UK business from a distribution model to a direct sales model, (iv) the ability to expand our footprint and infrastructure in Europe and (v) the expectation that the acquisition will be accretive to our earnings per share in fiscal 2015 and beyond. The PuriCore Acquisition is included in our results of operations for the portion of fiscal 2014 subsequent to its acquisition date, and is not reflected in fiscals 2013 and 2012.  The PuriCore Acquisition had an insignificant effect on our results of operations in fiscal 2014 due to the acquisition closing near our fiscal year end. See “—Reporting Segments-Endoscopy” and Note 3 to the Consolidated Financial Statements.

Acquisition of Sterilator Company, Inc.

On January 7, 2014, we acquired all the issued and outstanding stock of Sterilator Company, Inc. (“Sterilator”), a high-quality manufacturer of biological indicators and supplies for sterility assurance products, which are used to accurately monitor the effectiveness of sterilization processes (the “Sterilator Business” or the “Sterilator Acquisition”).  Sterilator serves both the medical and industrial markets, and has been a long-time supplier of self-contained biological indicators, dual species spore strips and culture media to our dental and hospital healthcare disposables business.  The Sterilator Business is included in our Healthcare Disposables segment.

The principal reason for the acquisition was to add one of our key long-standing suppliers of biological indicators to our portfolio providing a strategic benefit and cost savings to our overall sterility assurance monitoring business and strengthen our new product development and overall research and development capabilities. The Sterilator Acquisition is included in our results of operations for the portion of fiscal 2014 subsequent to its acquisition date, and is not reflected in fiscals 2013 and 2012.  The Sterilator Acquisition had an insignificant effect on our results of operations in fiscal 2014 due to the small size of this business. See “—Reporting Segments-Healthcare Disposables” and Note 3 to the Consolidated Financial Statements.

Acquisition of Jet Prep Ltd.

On November 5, 2013, we acquired all the issued and outstanding capital stock of Jet Prep Ltd. (“Jet Prep”), the developer of the JET PREP™ Flushing Device a novel single-use irrigation and aspiration catheter designed to improve visualization during colonoscopy procedures (the “Jet Prep Business” and the “Jet Prep Acquisition”). The Jet Prep Business is included in our Endoscopy segment.

The principal reasons for the acquisition were: (i) to address a market need for an effective technology that improves colonoscopy visualization through the use of irrigation and suction, (ii) to expand our endoscopy product portfolio further bolstering the Medivators brand in the gastrointestinal suite, (iii) to further expand our research and development capability by adding accomplished engineers to our existing research and development team, and (iv) the expectation that the acquisition will be accretive to our earnings per share in fiscal 2015 and beyond. The Jet Prep Acquisition is included in our results of operations for the portion of fiscal 2014 subsequent to its acquisition date, and is not reflected in fiscals 2013 and 2012.  See “—Reporting Segments-Endoscopy” and Note 3 to the Consolidated Financial Statements.

Reporting Segments

The following table gives information as to the percentage of consolidated net sales accounted for by each of our reporting segments:

	Year Ended July 31,
	2014	2013	2012
	%	%	%

Endoscopy	39.0	37.7	39.6
Water Purification and Filtration	32.7	31.6	29.7
Healthcare Disposables	20.8	21.4	19.7
Dialysis	6.3	7.8	9.2
Other	1.2	1.5	1.8
	100.0	100.0	100.0

For a presentation of net sales, operating income and total assets by reporting segment, see Note 18 to the Consolidated Financial Statements.

Endoscopy

General

We design, develop, manufacture, market and sell endoscope reprocessing systems, sterilants, detergents and related supplies as well as various disposable endoscopy procedure products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in GI endoscopy procedures. Endoscopes are sophisticated and fragile medical optical systems that are re-used with multiple patients and procedures. Although endoscopes generally can be manually disinfected, there are many problems associated with such methods, including the lack of uniform disinfection procedures, personnel exposure to disinfectant fumes and incomplete rinsing that could result in disinfectant residue remaining in or on the endoscope. We believe our endoscope reprocessing systems offer several advantages over manual immersion in disinfectants. Our products, which meet rigorous high-level disinfection assurance standards and regulations, contribute to the safe and effective use of endoscopes in healthcare facilities throughout the world.

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

We also offer an innovative array of disposable infection prevention and control “procedure” products used in the endoscopy procedure room itself as opposed to our endoscope reprocessing products which addresses infection prevention and control after a procedure is completed. These disposable products are intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal endoscopy procedures (see “Endoscopy Procedure Products” below).

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

Our Medivators line of endoscope reprocessing systems includes several automated systems, such as the ADVANTAGE PLUS®, DSD EDGE® and DSD-201 reprocessing systems, which are microprocessor-controlled, dual-basin, asynchronous endoscope disinfection systems, and the SSD-102, which is a single-basin version of the DSD-201 system.  We also manufacture the MEDIVATORS® CER OPTIMA®countertop automated endoscope reprocessor series which provides reliable, cost-effective and time-saving performance in a compact design for single and dual endoscope disinfection units.

Our ADVANTAGE PLUS endoscope reprocessing systems represent technologically advanced fully automated systems designed to be compliant with all North American and European standards and to compete against the other sophisticated systems currently available both in Europe and North America. All of the automated disinfection machines can be used on a broad variety of endoscopes and are programmable by the user. Certain models of the dual-basin systems can disinfect up to four endoscopes at a time. The ADVANTAGE PLUS reprocessing system, a single—use chemistry reprocessor, has the United States Food and Drug Administration (“FDA”) and Health Canada clearance for use exclusively with our newest single-use chemistry, RAPICIDE® PA, a peracetic acid-based, high-level disinfectant with a five-minute contact time used at 30 degrees Celsius, giving it superior material compatibility.

The ADVANTAGE PLUS, DSD EDGE, DSD-201, SSD-102 and CER OPTIMA reprocessing systems are all CE marked for sale in European markets. We also have clearance to sell the systems in certain Asian markets and Australia.

The acquisition of PuriCore in June 2014 extends our product offerings, particularly in the UK market, to include additional automated endoscope disinfection systems, endoscope drying and storage cabinets, chemistry and consumables, as well as maintenance and validation services.  The RapidAER® endoscope reprocessor provides us with a state-of-the-art “pass-through” automated endoscope reprocessor that offers the highest standards of reliability, productivity, and flexibility. The RapidAER endoscope reprocessor features a quick disinfection cycle time that provides a competitive advantage and is validated for use with our RAPICIDE PA high-level disinfectant.

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

In connection with our endoscopy business, we manufacture and sell RAPICIDE glutaraldehyde-based high-level disinfectant and sterilant, and RAPICIDE PA, a single-use peracetic acid-based high-level disinfectant, which have FDA 510(k) clearance for high-level disinfection claims of five minutes at 35 degrees Celsius and 30 degrees Celsius, respectively. RAPICIDE disinfectant has superior rinsibility which gives us a competitive market advantage. The disinfection contact times for RAPICIDE and RAPICIDE PA are currently some of the fastest available of any high-level disinfection products sold in the United States. We also sell ADASPOR® peracetic acid-based high-level disinfectant, manufactured by a third party in Europe, for the European and Asian markets that can be utilized in a wide variety of automated endoscope reprocessing systems.  Our product offerings also include INTERCEPT® detergent and wipes which are designed to be used on endoscopes before high-level disinfection.

Our Endoscopy segment offers various preventative maintenance programs, repair services and user training programs to support the effective operation of reprocessing systems over their lifetime. Our field service personnel and international third-party distributors install, maintain, upgrade and repair equipment.

Endoscopy Procedure Products

We manufacture, market and sell a line of disposable products designed to mitigate infection risks in the endoscopy arena.  These products include the ENDOGATOR® disposable GI endoscopy irrigation tubing product and the ENDO SMARTCAP™ disposable sterile water bottle adaptor.  The ENDOGATOR tubing allows for 24-hour use without the need to repeatedly sterilize reusable irrigation tubing. The ENDO SMARTCAP adaptor provides a disposable sterile alternative to the reusable water bottle in GI endoscopy designed to minimize infection control risks that are associated with manual cleaning and high-level disinfection of the water bottle and its associated connection to the endoscope. We also offer a product known as the ENDOGATOR hybrid tubing, which combines the ENDO SMARTCAP and ENDOGATOR products into one innovative system. Utilizing a single disposable water bottle both for irrigation and cleaning the lens of the scope, this system maintains the superior patient safety standards characterizing Medivators endoscopy procedure products.

For improved visualization, our disposable ENDOGATOR® Tubing and ENDO SMARTCAP® Tubing integrate with our ENDOSTRATUS® Irrigation Pump for colonic rinsing and an ENDOSTRATUS® CO2 Insufflator that maximizes patient comfort during a colonoscopy. Our disposable line also offers accessibility to an all-in-one ENDO-CARRY ON® Procedure Kit, which combines our proprietary products such as DEFENDO™ Single-Use Valves with procedure-related commodities and is packed in one convenient bundle, always ready for each procedure.

The ENDOCUFF™ Endoscopic Overtube, a product designed to improve a physician’s ability to visualize and examine the mucosa during an endoscopic procedure, is another important product in our procedure product portfolio. The ENDOCUFF Endoscopic Overtube slips over the tip of an endoscope and during withdrawal, its flexible arms open the bowel for inspection, everting large mucosal folds providing clear views of mucosa previously difficult to visualize. The ENDOCUFF Endoscopic Overtube reduces slippage and assists the physician by maintaining a steady view while instruments are fed through the biopsy channel.

Other important endoscopy procedure products are the sterile DEFENDO® Disposable Biopsy Valve for OLYMPUS®  and PENTAX® endoscopes, and single-use air/water and suction valves, all of which are used in GI endoscopy.

During fiscal 2014 we acquired Jet Prep, which developed the JET PREP™ Flushing Device, a novel single-use irrigation and aspiration catheter to improve visualization during colonoscopy procedures.  Full scale commercialization of the device has been delayed due to our efforts to improve the product design and ensure universal compatibility of the device with virtually all flexible endoscopes.  We intend to commence a roll out of the updated Jet Prep device during the second half of fiscal 2015.

Marketing and Sales

We sell and service our Medivators endoscope reprocessing equipment, high-level disinfectants, cleaners and consumables as well as our endoscopy procedure products through our own direct United States field sales and service organizations. Outside of the United States, these products are sold primarily through independent distribution partners in Europe, Canada, Asia, Australia and Latin America as well as our own sales and service organizations in the Netherlands, Singapore, Malaysia and Germany.  In addition, since our acquisition of PuriCore on June 30, 2014, we sell on a direct basis in the United Kingdom.  Over time we intend to reduce our reliance on third party distributors in certain territories outside of the United States, including China, where we are currently building an infrastructure designed to enable us to increase our direct sales.

Water Purification and Filtration

General

We design, develop, manufacture, sell, install and service water purification systems and accessories for dialysis and other specific healthcare applications, research laboratories and pharmaceutical, beverage and commercial industrial customers. These systems always start with a public water source and provide total purification solutions specific to our customers’ needs and site conditions, ranging from low-volume, reverse osmosis (RO) and deionization systems, to high-volume, complete turnkey purification systems. We generally sell the equipment directly to our customers in the United States, Puerto Rico, and Canada and through various third-party distributors in other international markets.

Water purification systems can include combinations of proven treatment methods such as (i) RO, which is a filtration process that forces liquid through non-porous or semi-porous membranes to remove particles, microorganisms and dissolved minerals and organics; (ii) carbon filtration, which removes chlorine and dissolved organic contamination by adsorption; (iii) ultra-filtration, which removes bacteria, viruses and other ultrafine impurities from water using a membrane similar in design to a RO membrane; (iv) deionization, which is an ion exchange platform that requires resin regeneration (see “Service & Maintenance; Resin Regeneration” below); and (v) electro-deionization, which is a form of deionization that is based on the conductance of electrical charges. We have significant expertise in packaging these technologies to meet specific requirements of customers requiring high-purity water that is free of contamination.

We are the market leader in the supply of FDA 510(k) cleared water purification systems to the dialysis industry in North America. During fiscal 2014, a significant portion of our sales in this segment were derived from sales of products and service to dialysis clinics and hospitals in North America.

Our growth in the Water Purification and Filtration segment, particularly in the medical/dialysis arena, over the past several years has been driven principally from acquisitions as well as new product introductions such as heat sanitized water systems.

Water Purification Equipment

Our product line of water purification systems has been designed to produce biologically pure water targeted for use in the healthcare, life sciences, food and beverage, and commercial industrial markets. We have significant expertise in the design and manufacture of water treatment systems engineered to meet specific water requirements of these markets. Such expertise includes designing systems capable of delivering water for hemodialysis that meets the water quality standards and good manufacturing standards of the AAMI (Association for the Advancement of Medical Instrumentation) and all grades of USP (US Pharmacopeia) water (i.e., water meeting the FDA enforced standards of the United States Pharmacopeia) including “USP Purified Water” which is a FDA requirement for the labeling of “purified” bottled water. We also package these same technologies and expertise in industrial designs to meet the requirements for high-purity water in the commercial industrial markets such as boiler feedwater production or high quality rinse water production.

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

Our standard line of equipment includes the Biolab equipment line of RO machines 2200, 3300, 4400, 8400, RODI® combination RO and electro-deionization system, and various heat disinfecting configurations, as well as the 23G and the leading MILLENIUM HX® (MHX in Canada) medical portable reverse osmosis unit, as well as the VPURE 4400H® and BIOPURE HX2TM lines of USP high purity water systems. These product lines are complemented in the United States by the product lines manufactured and sold by us under a perpetual, exclusive license from Gambro Renal Products, Inc. and Gambro Lundia AB (collectively, “Gambro”), including the WRO 300, WRO 300H, CWP 100, WRO 101-104 and 106H, a leading heat disinfecting system.  Our extensive product offerings can be configured to serve all of our target markets.

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

Service & Maintenance; Resin Regeneration

We provide service and maintenance for water purification systems in the United States and Canada through an extensive network of regional offices in the United States and, to a smaller degree, in Canada. These service centers are generally staffed with sales and service personnel to support both scheduled and emergency customer requirements. We provide 24-hour emergency service for our customers through a fleet of stocked service vehicles. Seven of the offices (Toronto, Montreal, Philadelphia, Boston, San Antonio, Chicago and Atlanta) are equipped with resin regeneration plants (described below).

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

Filtration - Water

We offer a full line of proprietary and third party filters utilizing hollow fiber membrane technology. Our proprietary filters, sold under the FIBERFLO® capsule filters and FIBERFLO cartridge filters names, are utilized to remove impurities from liquid streams for a wide range of applications. We also offer the POSICLEAR® (1) pleated proprietary filter, another FDA 510(k) cleared product for hemodialysis water filtration.  Such applications include the filtering of ultrapure water to remove bacteria and other contaminants in medical environments to provide protection for patients undergoing treatments that use ultrapure water. Our cartridge filters are validated to remove endotoxins in dialysis water, which is included in our registration of the filters as medical devices under FDA 510(k) regulations. The filters are also used in medical device reprocessing systems to help meet reprocessing water quality guidelines outlined by the AAMI. In industrial applications, the filters are used to protect systems from contamination from particulates and microorganisms.

Our FIBERFLO® filters are also being used in a variety of industries including pharmaceutical manufacturing, food and beverage processing, cosmetic manufacturing and electronics manufacturing. The filters are being used increasingly for the removal of bacteria and other contaminants from aqueous solutions. These filters are engineered for point-of-use applications that require very fine filtration. Their hollow fiber design provides a surface area that is up to four times larger than traditional pleated filters that are used in the same markets. The large surface area provides greater capacity and longer filter life for the customer. FIBERFLO capsule filters and cartridge filters are available in a variety of styles, sizes and configurations to meet a comprehensive range of customer needs and applications.

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

proprietary peracetic acid-based sterilant technology. It is used for surface disinfection in a variety of industries, including the medical and pharmaceutical industries. The sporicidal capabilities of ACTRIL cold sterilant make it an appropriate selection for sterile manufacturing facilities that require such sporicidal disinfection on a monthly basis.

Our “Dry Fog” equipment dispenses our cold sterilant products in a mist form into rooms and certain structures with complex geometries in order to achieve validated surface disinfection.  These systems currently are sold principally for clean room applications and sterile manufacturing markets in Europe and the United States.

Industrial Sterilization

Our REVOX® Sterilization Solutions business offers what we believe is the only true room-temperature vapor sterilization (18 - 30°C) method for the medical device, pharmaceutical, and biomedical industries and is the first novel sterilization method since 1993 utilized for FDA 510(k) clearance of a class II implantable medical device.  The technology, based upon a variation of one of our peracetic acid-based products, allows heat-sensitive products to be sterilized without compromising product quality or integrity.  It provides companies the capability to sterilize their products at room temperature, through either contract service or on-site agreements, while reducing overall processing times and inventory and capital requirements associated with other industrial sterilization methods.

Healthcare Disposables

We are a leading manufacturer and reseller of single-use, infection prevention and control healthcare products. We offer a broad selection of core disposable products, comprising over 60 categories of merchandise, including face masks, sterilization pouches, biological monitoring systems and integrators/indicators, towels and bibs, tray covers, saliva ejectors and evacuators, germicidal wipes, plastic cups, surface barriers, disinfectants and cleaners, hand care products, gloves, prophy angles and prophy pastes, cotton products, needles and syringes, scalpels and blades, and fluoride trays and gels.

We maintain a leading market position in the United States for face masks, towels and bibs, tray covers, saliva ejectors, germicidal wipes, sterilization pouches, biological monitoring systems and plastic cups used in the dental market. Our strategy includes the continued development, licensing and/or acquisition of innovative branded products with unique and value-added selling propositions. One of our newer unique and innovative products is an earloop face mask sold under the SECURE FIT® face mask name.  This product incorporates an aluminum strip on the top and bottom of the mask, allowing the wearer to adjust and conform the fit of the mask to the contour of their face, significantly minimizing the gapping that often occurs when wearing traditional earloop face masks.  This feature is available in all three of our United States-manufactured American Society for Testing and Materials (ASTM) product performance classification face masks — Level 1 (ISOFLUID® masks), Level 2 (Procedural) and Level 3 (ULTRA® masks).

Our sterility assurance business offers both mail-in services and in-office biological monitoring (spore test) systems enabling healthcare professionals to verify the performance of their sterilizers in accordance with the United States Centers for Disease Control and Prevention (“CDC”) and industry guidelines for daily or weekly testing.  Through strategic acquisitions, we have strengthened our position in the acute-care and alternate-care markets while broadening our sterility assurance product portfolio. We offer a wide-array of products and services that enable hospitals, surgical centers, office-based practitioners and dental facilities to safely and accurately monitor and verify their sterilization practices and protocols.

Our fiscal 2014 acquisition of Sterilator gives us in-house manufacturing capability for biological indicators and supplies for sterility assurance products, which are used to accurately monitor the effectiveness of sterilization processes.  Such products serve both the healthcare and industrial markets.  Prior to the acquisition, Sterilator was a major supplier of self-contained biological indicators, dual species spore strips and culture media to our healthcare disposables business.

Through our Endoscopy and Healthcare Disposables sales teams, we sell RAPICIDE® OPA/28, an ortho-phthalaldehyde (OPA)-based high-level disinfectant for the reprocessing of semi-critical devices. RAPICIDE OPA/28 is a FDA, 510(k) cleared high-level disinfectant that has a reuse period of 28 days, twice the reuse life of all other OPA-based high-level disinfectants available on the market with the fastest disinfection time — 10 minutes at room temperature. OPA/28 is our first reprocessing chemical that can be used in manual soak applications as well as a high-level disinfectant in endoscope reprocessing machines.

Other important healthcare disposable products include our SURE-CHECK® sterilization pouches and COMFORT PLUS® saliva ejectors. SURE-CHECK sterilization pouches are self-sealing pouches with a multi-variable (parameter) chemical indicator ink printed on the pouch both internally and externally. This multi-variable chemical indicator is a sterility assurance monitoring device providing the user with a reliable visual indication that the conditions for sterilization occurred without having to insert a separate chemical indicator into the pouch itself. The chemical indicators on the pouch undergo a color change reaction when all three key sterilization parameters - time, temperature and presence of steam - have occurred. The COMFORT PLUS saliva ejector uses a patented design featuring rounded edges, smooth surfaces and strategically placed suction ports that help to enhance patient comfort while protecting delicate mucosal tissue.

We believe that the continued concern generated over respiratory viruses such as MERS (Middle East Respiratory Syndrome), the novel H1N1 flu pandemic during fiscals 2010 and 2009, as well as the SARS (Severe Acute Respiratory Syndrome) outbreak in 2003, have resulted in widespread awareness of the need for prevention and control measures to address these infectious diseases. Additionally, there is increasing demand for United States-manufactured face masks in China and other Far East countries as a result of the pollution crisis in those areas. We believe we are well qualified to address the global need for face masks, disinfectants and other products relating to infection prevention and control, including pandemic influenza preparedness as well as for pollution related protection. Based on our significant face mask manufacturing capabilities, we are well positioned to increase production of face masks should the need arise due to a recurrence of another pandemic influenza outbreak or other outbreaks of infectious disease(s) or for pollution related protection.

Our healthcare disposable products are sold globally to approximately 350 wholesale customers in over 100 countries, with a significant majority located in the United States. Our distribution partners generally include major healthcare distributors, group purchasing organizations and buying co-operatives that sell our products to dental practices, medical facilities, veterinary clinics, and government and educational institutions. The majority of our healthcare disposable products are sold under the Crosstex brand name. We also produce private label products for several of our distribution partners.

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

Today, we believe that less than 30% of all dialysis procedures in the United States reuse dialyzers, although there is no independent information available to verify that approximation. The shift from reusable to single-use dialyzers during the past decade is principally due to the decreasing cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care (“Fresenius”), the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. A material decrease in dialyzer reuse in the United States in favor of single-use dialyzers would have a significant adverse effect on our dialysis business. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our dialyzer reprocessing products include the RENATRON® II automated dialyzer reprocessing system (“RENATRON system”), the RENALOG® RM data management system and RENALIN® 100 cold sterilant, a peracetic acid-based sterilant.

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

Our products include the SAF-T-TEMP® brand line of phase change materials (“PCM”) using both proprietary and licensed proprietary thermal technology for temperature-controlled shipments. These PCMs help maintain thermally sensitive specimens and products, such as vaccines, pharmaceuticals and diagnostic reagents, within a discrete temperature range during shipment. The discipline of “Cold Chain Management” continues to grow as manufacturers of thermally sensitive pharmaceuticals and medical products, as well as clinical laboratories, search for more efficient and cost-effective methods to ensure the viability of their products and/or specimens in accordance with quality control standards.

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

Both before and after a product is commercially released, we have ongoing responsibilities under FDA and other governmental regulations.  The Food, Drug and Cosmetic Act of 1938 and Safe Medical Device Act of 1990 require compliance with specific manufacturing and quality assurance standards for certain of our products. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. The regulations also require manufacturers to establish a quality assurance program to monitor the design and manufacturing process and maintain records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to its medical devices. The FDA inspects medical device manufacturers for compliance with the current Quality Systems Regulations (“QSR’s”), which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of all finished medical devices intended for human use. In addition, the FDA and other U.S. regulatory bodies monitor the manner in which we promote and advertise our products.

If we fail to meet the QSR’s or violate applicable FDA, EPA or other laws or regulations or if any of our medical devices are found to be ineffective or pose an unreasonable health risk, we could be subject to reports or warning letters, citations and fines as well as additional regulatory action including an order to recall, replace, repair, or refund non-compliant medical devices.  Further, the FDA could detain or seize adulterated or misbranded medical devices, or ban such medical devices. The FDA may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, including a hold on approving new devices until issues are resolved to its satisfaction, and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice (“DOJ”).

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

Our endoscope and dialyzer reprocessing products, as well as our Canadian water purification equipment manufacturing facility and many of our products manufactured in Canada, are subject to regulation by Health Canada — Therapeutic Products Directorate (“TPD”), which regulates the distribution and marketing of medical devices in Canada. Certain of such products may be regulated by other governmental or private agencies, including Canadian Standards Agency (“CSA”). TPD and other agency clearances generally are required before we can market new medical products in Canada. The Health Products and Food Branch Inspectorate (“HPFBI”) governs problem reporting, modifications and recalls. HPFBI also has the authority to require a recall or modification in the event of defect. In order to market our medical products in Canada, we hold the requisite Canadian recognized ISO 13485-2003 certification, as well as certain medical device licenses by product, as provided by HPFBI.

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

Federal, state and foreign regulations regarding the manufacture and sale of our products as well as the enforcement criteria and procedures used by governmental and private agencies are subject to change. We cannot predict what impact, if any, such changes might have on our products and business.

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

As of August 31, 2014, we held 39 United States patents and 57 foreign patents, and had 21 United States patents pending and 64 foreign patents pending. The majority of our United States and foreign patents, for individual products, are effective for twenty years from the filing date. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. In addition, we license from independent third parties under certain patents, trade secrets and other intellectual property, the right to manufacture and sell our sterilants and RAPICIDE disinfectant (see “—Reporting Segments-Endoscopy”), water purification equipment using Gambro technology (see “—Reporting Segments-Water Purification and Filtration”) and phase change material products (see “—Reporting Segments-Specialty Packaging”).  In the aggregate, these intellectual property assets and licenses (each of which is long-term) are of material importance to our business.

Our products and services are sold around the world under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. As of August 31, 2014, we had a total of 609 trademark registrations in the United States and in various foreign countries in which we conduct business, as well as 299 trademark applications pending worldwide.

Seasonality

Our businesses generally are not seasonal in nature.

Principal Customers

None of our customers accounted for 10% or more of our consolidated net sales during fiscals 2014 and 2013, except for DaVita Inc. (“DaVita”), which accounted for approximately 10.0% and 10.4% of our consolidated net sales in fiscals 2014 and 2013, respectively.

Except as described below, none of our segments are reliant upon a single customer, or a few customers, the loss of any one or more of which could have a material adverse effect on the segment.

In our Water Purification and Filtration segment, Fresenius and DaVita collectively accounted for approximately 47.9% of our segment net sales. The loss of a significant amount of business from Fresenius or DaVita could have a material adverse effect on our Water Purification and Filtration segment.

Our Healthcare Disposables segment is reliant on four customers who collectively accounted for approximately 51.4% of our Healthcare Disposables segment net sales and 10.7% of our consolidated net sales during fiscal 2014. The loss of a significant amount of business from any of these four customers or a further consolidation of such customers could have a material adverse effect on our Healthcare Disposables segment.

During fiscal 2014, one customer, DaVita, accounted for approximately 34.3% of our Dialysis segment net sales. The loss of a significant amount of business from this customer would have a material adverse effect on our Dialysis segment, as further explained in “—Reporting Segments—Dialysis,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

On August 31, 2014, our consolidated backlog was approximately $62,747,000 compared with approximately $47,282,000 on August 31, 2013. The majority of the backlog was in our Water Purification and Filtration segment which had backlog of $46,413,000 and $36,528,000 at August 31, 2014 and August 31, 2013, respectively. The increase in backlog is primarily attributable to organic growth in purchase orders for our capital equipment sold to dialysis clinics in our Water Purification and Filtration segment and the inclusion of backlog as a result of the PuriCore Acquisition in our Endoscopy segment. The entire backlog is expected to be recognized as revenue within one year of such date.

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

Segments

Information with respect to competition within our most significant individual segments is as follows:

We believe that the ability of our Water Purification and Filtration segment to successfully compete in the water purification, filtration and disinfectant market derives from our expertise in a FDA regulated environment, our broad product offerings and the high value and quality of our products and services. We are the market leader in the supply of FDA 510(k) cleared water purification systems to the dialysis industry in North America. Our numerous acquisitions of both large and small companies in the medical water purification field have given us a competitive advantage due to our expanded product offerings and our national service coverage. We believe that by focusing our efforts principally on the dialysis, pharmaceutical, biotechnology, medical and commercial industrial markets, providing a high level of customer service and making selective acquisitions, we can continue to grow this segment.

In our Healthcare Disposables segment, our principal competitors vary by product type but principally encompass bigger companies, several of which serve a broader range of markets. Such competitors include Kimberly-Clark, 3M, Steris, Danaher/Sybron, Dentsply/Sultan Healthcare, Amcor and more generically less expensive imported products from Asia and other lower cost locations. We believe that our long-standing Crosstex brand reputation in the dental market and SPS Medical brand in the medical market, product quality, superior customer service and breadth of product line are competitive advantages and are the basis for our success in this segment.

In our Endoscopy segment, our principal competitors are Steris, Custom Ultrasonics, Olympus, ASP division of Johnson & Johnson, Metrex, Ruhof, Ecolab, Endo Choice and ERBE. We believe that our principal competitive advantages include the strength of our dedicated sales and service team in the United States, our comprehensive product line of automated endoscope reprocessors, disposable procedure products, and proprietary chemistries, the advanced features and product innovation of our automated endoscope reprocessors and other endoscopy products, our reputation for providing high-quality and reliable products, and our highly responsive clinical support and service teams focused on endoscopy.

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

Research and Development

Research and development expenses (which include continuing engineering costs) increased by $1,493,000 to $10,813,000 in fiscal 2014 from $9,320,000 in fiscal 2013. Our research and development expenses primarily relate to development work on new products in our three largest segments, Endoscopy, Water Purification and Filtration and Healthcare Disposables, as well as continuing engineering costs primarily related to endoscopy products.

Environmental Matters

We anticipate that our compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment will not have any material effect on our capital expenditures, earnings or competitive position.

Employees

As of August 31, 2014, we employed 1,534 persons of whom 1,238 are located in the United States, 164 are located in Europe, Africa and the Middle East, 78 are located in Canada and 54 are located in Southeast Asia. None of our employees are represented by labor unions. We consider our relations with our employees to be satisfactory.

Financial Information about Geographic Areas

We have operations in Canada, Europe, Asia, South America and other areas outside of the United States. These operations involve the same business segments as our domestic operations. For a geographic presentation of revenues and other financial data for the three years ended July 31, 2014, see Note 18 to the Consolidated Financial Statements.

Our foreign operations are subject, in varying degrees, to a number of inherent risks. These risks include, among other items, foreign currency exchange rate fluctuations, changes in local economic conditions and tax regulations, unsettled political, regulatory or business conditions, and government-sponsored boycotts and tariffs on our products or services.

Depending on the direction of change relative to the U.S. dollar, foreign currency exchange rate fluctuations can increase or reduce the reported dollar amounts of the Company’s net assets and results of operations. Overall, foreign currency movements relative to the U.S. dollar did not have a significant impact on net income during fiscal 2014. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations. See “Risk Factors.”

Available Information

We make available to the public, free of charge, on or through the Investor Relations section of our internet website, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with the SEC. We also similarly make available, free of charge on our internet website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after copies of those filings are provided to us by those persons.  Our filings are available to the public from commercial document retrieval services, our website and at the SEC’s website at www.sec.gov. Our website address is www.cantelmedical.com. Also available on our website are our Corporate Governance Guidelines, Charters of the Nominating and Governance Committee, Compensation Committee and Audit Committee, and Code of Business Conduct and Ethics. Information contained on our website is not incorporated by reference into this Report.

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

We face intense competition and may not be able to keep pace with the rapid technological changes in the medical device industry, which could have a material adverse effect on our business, financial condition or results of operations.

The medical device markets in which we primarily participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, many of which may have greater financial, technical and marketing resources than we do and are well-established. Some competitors have developed or may be expected to develop technologies or products that could compete with our products or that would render our products obsolete or noncompetitive. In addition, our competitors may achieve patent protection, regulatory approval or product commercialization that would limit our ability to compete with them. See “Business — Competition.”

Additionally, the medical device markets in which we primarily participate are characterized by extensive research and development, new product introductions and product enhancements, rapid technological change and evolving industry standards. Developments by other companies of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive and may negatively impact our net sales. Accordingly, our ability to compete is in part dependent on our ability to continually offer enhanced and improved products that meet the changing requirements of our customers.  As such, we are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop new products or enhance existing products, it could have a material adverse effect on our business, financial condition or results of operations.

The market for our dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which reuse portion of the market continues to decrease in the United States.

Our dialyzer reprocessing products are limited to use by centers that choose to clean, sterilize and reuse dialyzers, rather than discard the dialyzers after a single-use. Dialysis centers in the United States that reuse dialyzers derive an economic benefit since the per-procedure cost is less when utilizing dialyzer reuse compared with single-use and such dialysis clinics generally receive a capitated payment for providing hemodialysis treatment. Although current public information is not available to accurately quantify the number of dialysis centers currently employing dialyzer reuse versus single-use, it is apparent that the market share of single-use dialyzers has been increasing during the past decade relative to reuse dialyzers. We believe that less than 30% of all dialysis procedures in the United States currently reuse dialyzers, although there is no independent information available to verify that approximation.

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

Net sales of our Dialysis segment accounted for 6.3% of our total net sales in fiscal 2014 compared with 7.8% of net sales in fiscal 2013 and 9.2% of net sales in fiscal 2012. Our Dialysis segment accounted for 8.7%, 11.5%, and 13.3% of our total reporting segments’ operating income (before general corporate expenses and interest expense) in fiscals 2014, 2013 and 2012, respectively. This reduction in percentage of total sales is expected to continue beyond fiscal 2014 primarily due to organic growth of our segments other than Dialysis and the effect on our future results of operations from acquisitions.

Our dialysate concentrate sales have decreased in recent years.

In recent years prior to fiscal 2014, sales of dialysate concentrate declined from year to year. Although sales increased somewhat in fiscal 2014, we believe that sales are likely to decline in future years. Fresenius manufactures dialysate concentrate itself and therefore provides dialysate concentrate to its own dialysis clinics. DaVita and certain international customers have also continued their reduction of dialysate concentrate purchases from us as a result of the highly competitive and price sensitive market for such product.  In addition, there is increased demand in the market for powdered dialysate products, which we do not manufacture, principally due to the lower freight costs associated with the powdered products.

Because a significant portion of our Water Purification and Filtration, Dialysis and Healthcare Disposables segments net sales comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.

In our Water Purification and Filtration segment, two customers, Fresenius and DaVita, collectively accounted for 47.9% of our fiscal 2014 net sales for this segment. The loss of a significant amount of business from either of these two customers would have a material adverse effect on our Water Purification and Filtration segment.

During fiscal 2014, DaVita accounted for 34.3% of the Dialysis segment net sales. We are highly dependent on DaVita as a customer and any material shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales.

The distribution network in the United States dental industry is concentrated, with relatively few distributors of consumable products accounting for a significant share of the sales volume to dentists. Accordingly, net sales and profitability of our Healthcare Disposables segment are highly dependent on our relationships with a limited number of large distributors. During fiscal 2014, the top four customers of our Healthcare Disposables segment accounted for 51.4% of its net sales.  The loss or a significant reduction of business from any of the major customers of the Healthcare Disposables segment could adversely affect our results of operations. In addition, because our Healthcare Disposables segment products are primarily sold through third-party distributors and not directly to end users, we cannot control the amount and timing of resources that our distributors devote to our products.

There can be no assurance that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period.

Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater regulation in the future.

Our medical devices and our business activities are subject to rigorous regulation, including by the FDA, DOJ, and numerous other federal, state, and foreign governmental authorities. These authorities and members of Congress have been increasing their scrutiny of our industry.

In addition, certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business. We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.

Moreover, as directed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), the SEC has implemented reporting and disclosure requirements related to the use of certain minerals, known as “conflict minerals” (specifically, tantalum, tin, tungsten (or their ores), and gold) which are mined from the Democratic Republic of the Congo and adjoining countries. Pursuant to these requirements, we are required to report on Form SD the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals and whether we can determine if conflict minerals are used in products that we manufacture. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities, if appropriate. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As of the date of our conflict minerals report for the 2013 calendar year, although we fully complied with the regulation, we were unable to obtain the necessary information on conflict minerals from all of our suppliers and were unable to determine that all of our products are conflict free. We may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

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

In particular, the August 1, 2011 acquisition of  the assets and business of Byrne Medical, Inc. (“Byrne Medical” or the “Byrne Medical Business”), included a $10,000,000 potential cash earnout payable to Byrne Medical over two years based on the achievement by the acquired business of certain targeted amounts of gross profit as well as a three-year price floor relating to a portion of the purchase price paid with our common stock. Accordingly, on the date of the acquisition we recorded a $2,700,000 estimate of the cash earnout payable to Byrne Medical and a $3,000,000 estimated liability for the price floor. We remeasured these liabilities every quarter, which resulted in significant earnings volatility, as more fully explained in Note 6 to the Consolidated Financial Statements.

Similarly, on November 5, 2013 we recorded a $2,490,000 liability for the estimated fair value of contingent consideration and a $1,720,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government relating to the Jet Prep Acquisition, as further described in Note 3 to the Consolidated Financial Statements. These two liabilities will be adjusted periodically by recording changes in the fair value through our Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuations. The actual contingent consideration and assumed contingent obligation have the potential of being between zero and a percentage of unlimited sales that could occur until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied in full, or until the sales of the Jet Prep Ltd. products no longer exist.

Furthermore in connection with the PuriCore Acquisition, we acquired certain ordinary course business assets and liabilities which included a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models. Although the terms of the guarantee provide for no limit to the maximum potential future payments, we have estimated the present value of the liability on the date of the acquisition to be approximately $1,414,000. The determination of the fair value of this contingent guarantee obligation is subjective in nature and can be impacted by significant changes in third party service repair rates, the frequency of claims and a change in the expected life of these discontinued machines. This liability will be adjusted periodically by recording changes in the fair value through our Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuation.

Given the subjective nature of the assumptions used in the determination of fair value calculations, we may potentially have significant earnings volatility in our future results of operations.

In addition, we have occasionally used our stock as partial consideration for acquisitions. Our common stock may not remain at a price at which it can be used as consideration for acquisitions without diluting our existing stockholders, and potential acquisition candidates may not view our stock attractively.

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. If future operating results of the acquired businesses are significantly less than the results anticipated at the time of the acquisitions, we may be required to incur impairment charges. At July 31, 2014, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that exceeded book value by a nominal amount.

Assumptions regarding the growth of businesses we acquire may differ from actual results.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial condition or results of operations.

Our limited operating experience and market recognition in new international markets may limit our international expansion strategy and cause our international return on investments and growth to suffer.

Our future growth depends in part on our international expansion efforts, including efforts in emerging markets such as China. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in locations and environments unfamiliar to us. Additionally, global operations are subject to risks, including political and economic instability, general economic conditions, imposition of government controls, the need to comply with a wide variety of foreign and United States export laws and trade restrictions. In connection with our expansion efforts we may encounter obstacles we did not face in North America, including cultural and linguistic differences, differences in regulatory environments, labor and market practices, difficulties in keeping abreast of market, business and technical developments, foreign customers’ requirements and preferences and the difficulty of administering business overseas. Further, sales practices in certain international markets may be inconsistent with our desired business practices and U.S. legal requirements, which may impact our ability to expand as planned. We may also encounter difficulty expanding in new international markets because of competitors already entrenched in the market and our limited brand recognition leading to delayed acceptance of our products in these new international markets. Our failure to develop new markets or disappointing growth outside of existing markets may negatively affect our return on investments relating to our international expansion efforts.

During fiscal 2014 we started to invest significantly in infrastructure in China so that we can more readily import and sell our products. However, risks and uncertainties related to political and economic conditions in China, traditional business practices, foreign currency fluctuations, interest rate fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development complications and intellectual property protection may adversely impact our ability to implement our business strategy in this market and, as a result, our sales growth and operating profits from our international operations may be adversely affected.

Further, international markets are increasingly being affected by economic pressure to contain reimbursement levels and healthcare costs, and certain international markets may also be impacted by foreign government efforts to understand healthcare practices and pricing in other countries, which could result in increased pricing transparency across geographies and pressure to harmonize reimbursement and ultimately reduce the selling prices of our products.

Most international jurisdictions have regulatory approval and periodic renewal requirements for medical devices, and countries that previously did not have regulatory requirements for medical devices may adopt such requirements; we must comply with these requirements in order to market our products in these jurisdictions. In addition, the trend in countries around the world toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause us and other medical device manufacturers to experience more uncertainty, delay, risk and expense. We expect the international regulatory environment will continue to evolve, which could impact our ability to obtain approvals for our products in those jurisdictions, which may have a material impact on our business.

Further, any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales since in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows. Since a significant portion of our sales are considered medical device sales under this new legislation, beginning in January 2013 we record the excise tax in cost of sales, thereby adversely affecting our gross profit percentage.  During fiscals 2014 and 2013, our total excise tax incurred was $3,872,000 and $2,087,000, respectively, which decreased our gross profit by such amounts.  Although we have been implementing cost reductions and revenue enhancement initiatives to mitigate this excise tax, the tax has adversely affected our results of operations and cash flows as indicated above. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business. In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation may have on us or on our customers’ purchasing decisions regarding our products and services.

Our stock price has been volatile from time to time and may experience continued significant price and volume fluctuations in the future that could reduce the value of outstanding shares.

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

Despite expensive shipping costs, quality concerns, sustainability issues and other matters, some of our competitors manufacture certain healthcare disposable products in lower cost locations such as China, Southeast Asia and certain locations within North America. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior, our sales in the future may be adversely affected by either loss of sales or reductions in the prices of our products as a result of this lower cost competition. Price erosion resulting from lower cost competition did not have a material adverse impact on our business during fiscal year 2014, but no assurance can be given that we will not face increased competition in the future.

We are subject to extensive government regulation. Government regulation may delay or prevent new product introduction.

Many of our products are subject to regulation by governmental and private agencies in the United States and abroad, which regulate the testing, manufacturing, storage, packaging, labeling, distribution and marketing of medical supplies and devices. Certain international regulatory bodies also impose import restrictions, tariff regulations, duties and tax requirements. Delays in agency review can significantly delay new product introduction and may result in a product becoming “dated” or losing its market opportunity before it can be introduced. The FDA and other agency clearances generally are required before we can market new products in the United States or make significant changes to existing products. The FDA also has the authority to require a recall or modification of products in the event of a defect or other issues. The process of obtaining marketing clearances and approvals from regulatory agencies for new products (or modifications to, or additional claims or uses for, existing products) can be time consuming and expensive. There is no assurance that clearances or approvals will be granted or that agency review will not involve delays that would adversely affect our ability to commercialize our products.

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

If we fail to meet QSR’s or violate applicable FDA, EPA or other laws or regulations or if any of our medical devices are found to be ineffective or pose an unreasonable health risk, or if we fail to adequately correct violations or comply with requests by regulatory agencies, we could be subject to reports or warning letters, citations and fines as well as additional regulatory action including an order to recall, replace, repair, or refund non-compliant medical devices.  Further, regulatory agencies could detain or seize adulterated or misbranded medical devices, or ban such medical devices. The regulatory agencies may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, including a hold on approving new devices until issues are resolved to its satisfaction, and assess civil or criminal penalties against our officers, employees, or us. The regulatory agencies may also recommend prosecution to the DOJ.

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

Our operations, products and services expose us to the risk of environmental, health and safety liabilities, costs and violations that could adversely affect our reputation and financial results.

Our operations, products and services are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment and establish standards for the use, generation, treatment, storage and disposal of hazardous and non-hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. We cannot assure you that our environmental, health and safety compliance programs have been or will at all times be effective. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs of complying with current or future environmental protection and health and safety laws will not exceed our estimates or adversely affect our financial condition or results of operations.

In addition, we may incur costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices. We are also from time to time party to personal injury or other claims brought by private parties alleging injury due to the presence of or exposure to hazardous substances. We may also become subject to additional remedial, compliance or personal injury costs due to future events such as changes in existing laws or regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations and changes in accounting rules. We cannot assure you that any liabilities arising from past or future releases of, or exposures to, hazardous substances will not adversely affect our reputation or adversely affect our financial condition or results of operations.

Healthcare cost containment pressures and legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors or preferences for alternate therapies could decrease the demand for our products, the prices which customers are willing to pay for those products and the number of procedures performed using our devices, which could have an adverse effect on our business, financial condition or results of operations.

Many of our products are purchased by hospitals, physicians and other healthcare providers that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payors is critical to the success of medical device companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products and services. Even if we offer a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement systems in the U.S. and foreign countries in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.

Increases in interest rates may adversely affect our future results of operations.

At July 31, 2014, we had total outstanding borrowings of $80,500,000 under our existing credit facility that bore interest at rates that ranged from 1.41% to 1.85%. Interest rates on outstanding borrowings are variable and substantially all of our outstanding borrowings are under LIBOR contracts. Therefore, our future results of operations may be adversely affected if LIBOR interest rates on our outstanding balance were to increase substantially, as more fully explained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Changes in the value of the Euro, British Pound and Singapore dollar against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros, British Pounds or Singapore dollars but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands and United Kingdom subsidiaries are translated using the accounting policies described in Note 2 of the Consolidated Financial Statements and therefore are impacted by changes in the Euro and British Pound exchange rates relative to the United States dollar.

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

Item 1B.                                                UNRESOLVED STAFF COMMENTS.

None.

Item 2.                                                         PROPERTIES.

Owned Facilities

Our principal owned facilities include the following:

Location	Purpose	Square Footage	Principal Operating Segment
Plymouth, MN	Executive, administrative and sales staff, research operations, manufacturing and warehousing	110,000	Endoscopy, Dialysis, Water Purification and Filtration
Plymouth, MN	Manufacturing, warehousing and vacant land	65,000	Endoscopy, Dialysis, Water Purification and Filtration
	Warehousing	46,000	Healthcare Disposables
Plymouth, MN	Manufacturing, warehousing, administrative and sales staff	43,000	Water Purification and Filtration
Hauppauge, NY	Executive, administrative and sales staff, manufacturing and warehousing	65,000	Healthcare Disposables
Buena Park, CA	Warehousing and regeneration plan	14,000	Water Purification and Filtration
Conroe, TX	Manufacturing, warehousing and administrative, sales and other staff	60,000	Endoscopy
Conroe, TX	Manufacturing and vacant land	12,000	Endoscopy
Rush, NY	Manufacturing, warehousing and administrative, sales and other staff	38,000	Healthcare Disposables

Leased Facilities

Our principal leased facilities include the following:

Location	Purpose	Square Footage	Principal Operating Segment
Plymouth, MN	Warehousing	44,000	Various
Hauppauge, NY	Warehousing	48,000	Healthcare Disposables
Sharon, PA	Manufacturing and warehousing	50,000	Healthcare Disposables
Santa Fe Springs, CA	Manufacturing and warehousing	32,000	Healthcare Disposables
Lawrenceville, GA	Manufacturing and warehousing	41,000	Healthcare Disposables
Cuba, NY	Administrative offices, manufacturing, warehousing and laboratory	19,000	Healthcare Disposables
Burlington, Ontario	Sales and administrative offices, research and engineering, manufacturing and warehousing	22,000	Water Purification and Filtration
Skippack, PA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	23,000	Water Purification and Filtration
Heerlan, the Netherlands	Sales and service offices, warehouse and distribution hub	26,000	Various
Lowell, MA	Sales and administrative offices, manufacturing, warehousing and regeneration plant	26,000	Water Purification and Filtration
Clevedon, United Kingdom	Administrative offices, manufacturing and warehousing	20,000	Endoscopy
Conroe, TX	Executive, sales and finance offices, research and development, training	18,000	Endoscopy
Little Falls, NJ	Corporate executive offices	13,000	Cantel Medical Corp.

In addition, we lease office and sales space in Singapore; Beijing, China; and Shanghai, China that is used for all of our operating segments other than Specialty Packaging.

We also lease space for our Specialty Packaging segment in Edmonton, Alberta that is used for executive, sales and administrative offices, manufacturing and warehousing, and in Hanover, Maryland that is used for sales and marketing, warehousing and as a distribution hub.

We lease additional space for our Water Purification and Filtration segment in Concord, California; Golden, Colorado; Lakeland, Florida; Norcross, Georgia; Downers Grove, Illinois; Indianapolis, Indiana; Auburn Hills, Michigan; Fairfield, New Jersey; Durham, North Carolina; North Royalton, Ohio; Claremore, Oklahoma; Murfreesboro, Tennessee; Carrollton, Texas; Porter, Texas; San Antonio, Texas; Mount Jackson, Virginia; Auburn, Washington; Toronto, Ontario; and Montreal, Quebec. The Downers Grove, Norcross, Toronto and Montreal facilities serve as warehouses and regeneration plants, while the other locations are small storage facilities supporting local service operations.

We lease additional space for our Endoscopy segment in Stafford, United Kingdom that is used for administrative offices, training, technical service and microbiology service, and in Herzeliya, Israel that is used for administrative offices and research and development.

We also lease additional space for our Healthcare Disposables segment in Englewood, Colorado that is used for administrative offices and laboratory services.

Net rentals for leased space for fiscal 2014 aggregated $3,642,000 compared with $3,375,000 in fiscal 2013.

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

Item 4.                                                         MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.                                                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “CMN.”

The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the NYSE.

	HIGH	LOW

Fiscal Year Ended July 31, 2014
First Quarter	$35.65	$25.86
Second Quarter	37.71	31.70
Third Quarter	35.12	30.05
Fourth Quarter	37.52	30.52

Fiscal Year Ended July 31, 2013
First Quarter	$18.97	$16.40
Second Quarter	21.79	16.73
Third Quarter	21.89	19.27
Fourth Quarter	26.86	20.81

On July 12, 2013, the Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effective in the form of a 50% stock dividend paid on July 12, 2013 to stockholders of record on July 1, 2013.

During fiscal 2014, we paid semi-annual cash dividends totaling $0.09 per outstanding share of common stock of which $0.045 per share was paid on each of January 31, 2014 and July 31, 2014.  During fiscal 2013, we paid semi-annual cash dividends totaling $0.074 per outstanding share of common stock of which $0.037 per share was paid on each of December 14, 2012 and July 31, 2013.  Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors. However, it is our current expectation that semiannual cash dividends of at least $0.045 per common share will continue to be paid in the foreseeable future.

On August 29, 2014, the closing price of our common stock was $36.47 as reported by the NYSE and we had 403 record holders of common stock. A number of such holders of record are brokers and other institutions holding shares of common stock in “street name” for more than one beneficial owner.

The following table represents information with respect to purchases of common stock made by the Company during the fourth quarter of fiscal 2014:

			Total number of shares	Maximum number of
Month			purchased as part of	shares that may yet
of	Total number of	Average price	publicly announced	be purchased under
Purchase	shares purchased	paid per share	plans or programs	the program

May	—	$—	—	—
June	7,068	36.02	—	—
July	5,973	35.78	—	—
Total	13,041	$35.91	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the fourth quarter of fiscal 2014 represent shares surrendered to the Company relating to cashless exercises and to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total returns of the Russell 2000 index and the Dow Jones US Health Care Equipment & Services index over the same period (assuming an investment of $100 in our common stock and in each of the indexes on July 31, 2009, and where applicable, the reinvestment of all dividends).

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.                                                         SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected financial data are derived from the financial statements of Cantel Medical Corp., which have been audited by Ernst & Young LLP, independent registered public accounting firm.  The financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other information incorporated by reference in this Form 10-K. Since the acquisitions of Jet Prep Ltd. (“Jet Prep”), Sterilator Company, Inc. (“Sterilator”) and PuriCore International Limited (“PuriCore”) were consummated on November 5, 2013, January 7, 2014 and June 30, 2014, respectively, their results of operations are included in the Consolidated Statements of Income Data for the portion of fiscal 2014 subsequent to their respective acquisition dates. Since the acquisition of SPS Medical Supply Corp. (“SPS Medical”) and the acquisitions of the assets and business of Eagle Pure Water Systems, Inc. (“Eagle Pure Water”) and the hemodialysis water business of Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”) were completed on November 1, 2012, December 31, 2012 and July 30, 2013, respectively, their results of operations are included in the Consolidated Statements of Income Data for fiscal 2014 and the portion of fiscal 2013 subsequent to their respective acquisition dates. Since the acquisition of the assets and business of Byrne Medical Inc. (“Byrne Medical”) was consummated on August 1, 2011, its results of operations are included in the Consolidated Statements of Income Data for fiscals 2014, 2013 and 2012. The acquired business of ConFirm Monitoring Systems, Inc. (“ConFirm Monitoring”) and the hemodialysis water business of Gambro (the “Gambro Water”) on February 11, 2011 and October 6, 2010, respectively, are reflected in the Consolidated Statements of Income Data for fiscals 2014, 2013, 2012 and the portion of fiscal 2011 subsequent to their respective acquisition dates. The business of Purity Water Company of San Antonio, Inc. (“Purity”), acquired on June 1, 2010, is reflected in the Consolidated Statements of Income Data for fiscals 2014, 2013, 2012 and 2011 and the portion of fiscal 2010 subsequent to its acquisition. The acquired businesses of Jet Prep, Sterilator, PuriCore, SPS Medical, Eagle Pure Water, Siemens, Byrne Medical, ConFirm Monitoring, Gambro Water and Purity are not reflected in the Consolidated Statements of Income Data for any other periods presented.

Consolidated Statements of Income Data

(Amounts in thousands, except per share data)

	Year Ended July 31,
	2014	2013	2012	2011	2010

Net sales	$488,749	$425,026	$386,490	$321,651	$273,952
Cost of sales	275,450	241,550	222,323	198,868	162,981
Gross profit	213,299	183,476	164,167	122,783	110,971

Income before interest, other expense and income taxes	70,928	63,188	52,124	31,336	32,665
Interest expense, net	2,317	2,834	3,650	874	1,110
Other expense	—	—	605	—	—
Income before income taxes	68,611	60,354	47,869	30,462	31,555
Income taxes	25,346	21,115	16,532	10,037	11,614
Net income	$43,265	$39,239	$31,337	$20,425	$19,941

Earnings per common share:
Basic	$1.05	$0.96	$0.78	$0.53	$0.53
Diluted	$1.04	$0.95	$0.77	$0.52	$0.52

Dividends per common share	$0.09	$0.07	$0.06	$0.05	$0.05

Weighted average number of shares and common stock equivalents attributable to both common stock and participating securities
Basic	41,310	40,908	40,338	38,474	37,749
Diluted	41,470	41,197	40,777	38,979	38,177

Consolidated Balance Sheets Data

(Amounts in thousands, except per share data)

	July 31,
	2014	2013	2012	2011	2010

Total assets	$536,145	$487,671	$434,812	$321,443	$280,665
Current assets	163,909	150,660	133,892	111,324	94,731
Current liabilities	66,499	59,151	55,141	43,411	40,984
Working capital	97,410	91,509	78,751	67,913	53,747
Long-term debt	80,500	85,000	80,000	24,000	11,000
Stockholders’ equity	365,246	321,132	275,936	234,315	209,405
Book value per outstanding common share	$8.81	$7.81	$6.79	$6.03	$5.52
Common shares outstanding	41,442	41,138	40,651	38,865	37,949

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

Results of Operations provides a discussion of the consolidated results of operations for fiscal 2014 compared with fiscal 2013, and fiscal 2013 compared with fiscal 2012.

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

Overview

Cantel is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes and disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures. Additionally, this segment includes technical maintenance service on its products.

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets and disinfectants and decontamination services used in various applications for infection prevention and control.

•                  Healthcare Disposables: Single-use, infection prevention and control healthcare products including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants. This segment also manufactures and provides biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets.

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

Significant Activity

(i)                                In fiscal 2014 compared with fiscal 2013, net sales increased by 15.0% and net income increased 10.3%, respectively. We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73.0% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    higher sales and profitability in our Endoscopy segment principally due to (i) a shift of product mix to primarily higher margin products including increases in sales volume of endoscope reprocessing disinfectants, service, equipment accessories and filter products as a result of the increased field population of equipment and disposable infection control products used in gastrointestinal endoscopy procedures, and (ii) increased demand for our endoscope reprocessing equipment,

•                                    higher sales and improved profitability in our Water Purification and Filtration segment primarily relating to (i) higher sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by both the growing number of dialysis patients and clinics in the United States, as well as our new product introductions such as our heat sanitized water purification systems, which carry higher average selling prices than the systems with the traditional non-heated sanitization technology, and the acquisition of the dialysis water business from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”), and (ii) increased demand for our water purification equipment used for commercial and industrial (large capital) applications, and

•                                    higher sales and improved profitability in our Healthcare Disposables segment primarily due to (i) the prior year inclusion of only nine months of the results of operations of SPS Medical Supply Corp. (“SPS Medical”) following its acquisition on November 1, 2012 (the “SPS Acquisition”), (ii) the increased demand for our face masks and sterility assurance products and (iii) a new disinfectant product introduction.

The above factors were partially offset by:

•                                    our strategic decision to invest in sales and marketing initiatives in our three largest segments, as well as corporate internal and external resources, designed to expand into new markets and gain or maintain market share while also addressing new compliance requirements,

•                                    an unfavorable net change of $2,711,000 in fiscal 2014 compared with fiscal 2013 of fair value adjustments of contingent consideration, a price floor financial instrument and an assumed contingent liability recorded in general and administrative expenses in our Endoscopy segment as fiscal 2014 had a net adverse fair value change of $219,000 and fiscal 2013 had a favorable fair value change of $2,492,000, as further described in Note 6 to the Consolidated Financial Statements,

•                                    an increase of $1,785,000 within cost of sales in fiscal 2014 compared with fiscal 2013 in medical device excise tax as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which became effective January 2013,

•                                    decreases in sales volume of certain therapeutic filters in our Water Purification and Filtration segment as sales of these filters were elevated in the prior year due to a market shortage as a result of damage done from an earthquake to the manufacturing facilities of a large competitor,

•                                    decreases in net sales and profitability in our Dialysis operating segment, as further described below,

•                                    an increase in costs associated with our acquisition program in fiscal 2014 compared with fiscal 2013, some of which are not tax deductible,

•                                    the inclusion of the initial operating expenses of $848,000, without a related full tax benefit, in our Endoscopy segment in fiscal 2014 relating to the November 5, 2013 acquisition of Jet Prep Ltd., as more fully described in Note 3 to the Consolidated Financial Statements, with no corresponding sales as the commercialization of the product is in the beginning phase, and

•                                    costs associated with the retirement of a senior executive officer, as further described elsewhere in this MD&A.

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

(iii)                         On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement with our senior lenders to refinance our working capital credit facilities, as more fully described in Note 9 to the Consolidated Financial Statements.

(iv)                        On June 30, 2014, we acquired all the issued and outstanding capital stock of PuriCore International Limited (“PuriCore”), as more fully described in Note 3 to the Consolidated Financial Statements (the “PuriCore Acquisition”). Following the acquisition, we changed the name of PuriCore to Cantel Medical (UK) Limited.

(v)                           On January 7, 2014, we acquired all the issued and outstanding stock of Sterilator Company, Inc. (“Sterilator”), as more fully described in Note 3 to the Consolidated Financial Statements (the “Sterilator Acquisition”).

(vi)                        On November 5, 2013, we acquired all the issued and outstanding stock of Jet Prep Ltd. (“Jet Prep”), as more fully described in Note 3 to the Consolidated Financial Statements (the “Jet Prep Acquisition”). Certain components of the acquisition’s purchase price were recorded at fair value and will be continually remeasured at each balance sheet date, which has the potential for creating earnings volatility in the future as further described elsewhere in this MD&A and in Notes 3 and 6 to the Consolidated Financial Statements.

(vii)                     On March 22, 2013, we entered into an agreement to acquire from Siemens certain net assets of Siemens’ hemodialysis water business (the “Siemens Water Business”), as more fully described in Note 3 to the Consolidated Financial Statements (the “Siemens Water Acquisition”).

(viii)                  On December 31, 2012, we acquired certain net assets of Eagle Pure Water Systems, Inc. (“Eagle Pure Water”), as more fully described in Note 3 to the Consolidated Financial Statements (the “Eagle Pure Water Acquisition”).

(ix)                        On November 1, 2012, we acquired all the issued and outstanding stock of SPS Medical, as more fully described in Note 3 to the Consolidated Financial Statements.

(x)                           On October 16, 2013, our Board of Directors approved a 22% increase in the semiannual cash dividend to $0.045 per share of outstanding common stock, which was paid on each of January 31, 2014 and July 31, 2014, as more fully described elsewhere in this MD&A.

(xi)                        The Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50% stock dividend paid on July 12, 2013 to stockholders of record on

July 1, 2013.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the acquisitions of PuriCore, Sterilator and Jet Prep were consummated on June 30, 2014, January 7, 2014 and November 5, 2013, respectively, their results of operations are included in our consolidated results of operations for the portion of fiscal 2014 subsequent to their respective acquisition dates and are not included in our results of operations for fiscals 2013 and 2012. However, the results of operations of PuriCore, Sterilator and Jet Prep did not have a significant effect on our consolidated results of operations due to the small size of the Sterilator and Jet Prep businesses and the inclusion of PuriCore’s results of operations for only one month in our fiscal 2014. The PuriCore and Jet Prep businesses are included in our Endoscopy segment and the Sterilator business is included in our Healthcare Disposables segment.

On March 22, 2013, Mar Cor entered into an agreement to acquire the Siemens Water Business by gradually assigning and transitioning customer service agreements to Mar Cor. The majority of such contracts were transitioned as of July 30, 2013, the deemed acquisition date. Consequently, the results of operations of the Siemens Water Business are included in our results of operations in fiscal 2014, had an insignificant impact on our results of operations in fiscal 2013 and are not included in our results of operations in fiscal 2012. The Siemens Water Business is included in our Water Purification and Filtration segment.

Since the SPS Acquisition and the Eagle Pure Water Acquisition were consummated on November 1, 2012 and December 31, 2012, respectively, their results of operations are included in our results of operations in fiscal 2014 and the portion of fiscal 2013 subsequent to their respective acquisition dates and are not included in our results of operations in fiscal 2012. The results of operations of the Eagle Pure Water Business had an insignificant effect on our consolidated results of operations due to its small size. The SPS Business is included in the Healthcare Disposables segment and the Eagle Pure Water Business is included in the Water Purification and Filtration segment.

The following tables give information as to the net sales by reporting segment and geography (which represent the geographic area from which the Company derives its net sales from external customers), as well as the related percentage of such sales to the total net sales.

	Year Ended July 31,
	2014		2013		2012
	(Dollar amounts in thousands)
	$	%	$	%	$	%
Net Sales by Segment
Endoscopy	190,440	39.0	160,317	37.7	153,224	39.6
Water Purification and Filtration	159,505	32.7	134,196	31.6	114,609	29.7
Healthcare Disposables	101,809	20.8	90,904	21.4	76,229	19.7
Dialysis	30,926	6.3	33,148	7.8	35,644	9.2
Other	6,069	1.2	6,461	1.5	6,784	1.8
	488,749	100.0	425,026	100.0	386,490	100.0
Net Sales by Geography
United States	403,892	82.6	357,378	84.1	329,261	85.2
International	84,857	17.4	67,648	15.9	57,229	14.8
	488,749	100.0	425,026	100.0	386,490	100.0

Fiscal 2014 compared with Fiscal 2013

Net Sales

Total net sales increased by $63,723,000, or 15.0%, to $488,749,000 in fiscal 2014 from $425,026,000 in fiscal 2013. International net sales increased by $17,209,000, or 25.4%, to $84,857,000 in fiscal 2014 from $67,648,000 in fiscal 2013.

The increase in total net sales in fiscal 2014 was principally attributable to increases in sales of endoscopy products and services, water purification and filtration products and services and healthcare disposables products. The increase in international net sales was principally attributable to increases in sales of endoscopy products, primarily in Europe and the Asia-Pacific region.

Net sales of endoscopy products and services increased by $30,123,000, or 18.8%, in fiscal 2014 compared with fiscal 2013 primarily due to increases in demand in the United States and internationally for (i) our disinfectants, service, equipment accessories and filters due to the increase in the installed base of endoscope reprocessing equipment, (ii) our valves, kits and tubing procedure products (disposable infection control products used in gastrointestinal endoscopy procedures) and (iii) our endoscope reprocessing equipment. We expect sales of disinfectants, service, equipment accessories and filters, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. Additionally, the increase was attributable to a higher percentage of customers reimbursing us for freight costs on sales of disinfectants and the inclusion of one month of net sales of $1,607,000 generated in the United Kingdom as a result of acquiring PuriCore on June 30, 2014. These increases were partially offset by overall lower selling prices principally related to procedure products as a result of our strategic growth plan as well as increased competition.

Net sales of water purification and filtration products and services increased by $25,309,000, or 18.9%, in fiscal 2014 compared with fiscal 2013 primarily due to (i) increased demand for our water purification capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by both the growing number of dialysis patients and clinics in the United States, as well as our new product introductions such as our heat sanitized water purification systems, which have higher average selling prices than the systems with the traditional non-heated sanitization technology, and the Siemens Water Acquisition, (ii) price increases on certain water purification and filtration products, which were implemented to partially offset increasing costs and (iii) increased demand for our water purification equipment used for commercial and industrial (large capital) applications. These increases were partially offset by a decrease in sales volume of our hemoconcentrator products (filter devices used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) in fiscal 2014 due to elevated demand in the prior year as a result of a market shortage of these filters due to damage done from an earthquake to the manufacturing facilities of a large competitor, which were subsequently repaired.

Net sales of healthcare disposables products increased by $10,905,000, or 12.0%, in fiscal 2014 compared with fiscal 2013 principally due to (i) the inclusion of only nine months of net sales of the SPS Business in fiscal 2013 as a result of acquiring SPS Medical on November 1, 2012, (ii) increases in customer demand in the United States for our face masks and sterility assurance products, (iii) a new product introduction of an ortho-phthalaldehyde (OPA)-based high-level disinfectant that can be used for manual soak applications for the reprocessing of semi-critical devices and (iv) price increases on certain healthcare disposables products, which were implemented to partially offset increased costs.

Net sales of dialysis products and services decreased by $2,222,000, or 6.7%, in fiscal 2014 compared with fiscal 2013 primarily due to (i) a decrease in demand in the United States (including a decrease from our largest dialysis customer, DaVita, Inc. (“DaVita”)) for our sterilants and RENATRON® dialyzer reprocessing equipment and (ii) lower selling prices which adversely impacted net sales by $685,000 in fiscal 2014. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the declining cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A material decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales.

Gross Profit

Gross profit increased by $29,823,000, or 16.3%, to $213,299,000 in fiscal 2014 from $183,476,000 in fiscal 2013. Gross profit as a percentage of net sales in fiscals 2014 and 2013 was 43.6% and 43.2%, respectively.

The higher gross profit as a percentage of net sales in fiscal 2014 compared with fiscal 2013 was primarily due to more favorable sales mix in our three largest segments primarily due to increases in sales volume of certain products that carry higher gross margin percentages such as our sterilants, filters and certain equipment products in our Water Purification and Filtration segment, disinfectants, equipment accessories, filters and procedure products in our Endoscopy segment, and face masks, disinfectants and sterility assurance products in our Healthcare Disposables segment. The higher gross profit percentage was also due to the increased sales volume and profitability of service in our Endoscopy segment, which carries a higher gross margin percentage than our other service offerings, as well as the inclusion in the prior year of $417,000 in severance related charges as part of cost reduction initiatives and a $177,000 one-time acquisition accounting charge relating to the acquired inventory in the SPS Acquisition. These items were partially offset by (i) the incremental impact of $1,785,000 in fiscal 2014 compared with fiscal 2013 relating to a new excise tax on qualified United States medical device sales beginning January 2013 and (ii) lower selling prices of certain products primarily in our Endoscopy segment as a result of our strategic growth plan and increased competition.

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

Furthermore, we cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by uncertainties associated with our product mix, (ii) by further price competition in certain of our segments such as Healthcare Disposables (due to a more competitive environment as well as competition from products manufactured in lower cost locations, as explained below), Endoscopy (primarily due to our growth strategy and increased competition) and Dialysis (relating to the market shift from reusable to single-use dialyzers as explained above), or (iii) if raw materials and distribution costs increase and we are unable to implement further price increases. Some of our competitors manufacture certain healthcare disposable products in lower cost locations such as China, Southeast Asia and certain locations within North America due to lower overall costs despite more expensive shipping costs, quality concerns, sustainability issues and other matters. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior, we may experience significant pricing pressure that would adversely affect our gross profit or level of sales in the future in our Healthcare Disposables segment as a result of lower cost competition from products produced in other geographic locations.

Operating Expenses

Selling expenses increased by $8,733,000, or 15.1%, to $66,519,000 in fiscal 2014 from $57,786,000 in fiscal 2013 primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and gain or maintain market share by hiring and training additional sales and marketing personnel and increasing travel budgets primarily in our Endoscopy segment and to a lesser extent our Water Purification and Filtration and Healthcare Disposables segments, (ii) increases in annual salaries and incentive compensation including stock-based compensation, (iii) higher commission expense principally in our Endoscopy segment as a result of higher sales and (iv) the inclusion of only nine months of selling and marketing expenses of the SPS Business in fiscal 2013 as a result of acquiring SPS Medical on November 1, 2012.

Selling expenses as a percentage of net sales were 13.6% for both fiscals 2014 and 2013.

General and administrative expenses increased by $11,857,000, or 22.3%, to $65,039,000 in fiscal 2014 from $53,182,000 in fiscal 2013 primarily due to (i) an unfavorable net change of $2,711,000 in fiscal 2014 compared with fiscal 2013 of fair value adjustments of contingent consideration, a price floor financial instrument and an assumed contingent liability recorded in general and administrative expenses in our Endoscopy segment as fiscal 2014 had a net adverse fair value change of $219,000 and fiscal 2013 had a favorable fair value change of $2,492,000, as further described in Note 6 to the Consolidated Financial Statements, (ii) hiring additional personnel as part of our strategic growth initiative as well as to address new compliance requirements, (iii) increases in annual salaries and stock-based compensation, (iv) the inclusion of only nine months of general and administrative expenses of the SPS Business in fiscal 2013 as a result of acquiring SPS Medical on November 1, 2012, (v) an increase of $854,000 in costs associated with our acquisition program in fiscal 2014, (vi) costs associated with the retirement of our Chief Financial Officer, (vii) an increase of $580,000 in intangible amortization as a result of acquisitions and (viii) the inclusion of general and administrative expenses of PuriCore, Sterilator and Jet Prep for the periods subsequent to their acquisition dates.

General and administrative expenses as a percentage of net sales were 13.3% in fiscal 2014 compared with 12.5% in fiscal 2013.

Research and development expenses (which include continuing engineering costs) increased by $1,493,000 to $10,813,000 in fiscal 2014 from $9,320,000 in fiscal 2013 primarily due to development work on certain new products in our Endoscopy segment as well as the inclusion of research and development costs relating to the Jet Prep Acquisition. We expect research and development expenses to continue to increase in fiscal 2015 as we further invest in new product development.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Year Ended July 31,
	2014		2013
	(Dollar amounts in thousands)
	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales

Endoscopy	$34,194	18.0%	$32,361	20.2%
Water Purification and Filtration	25,750	16.1%	16,381	12.2%
Healthcare Disposables	18,720	18.4%	17,576	19.3%
Dialysis	7,547	24.4%	8,705	26.3%
Other	815	13.4%	857	13.3%
Operating income	87,026	17.8%	75,880	17.9%
General corporate expenses	(16,098)		(12,692)
Income before interest, other income and income taxes	$70,928	14.5%	$63,188	14.9%

The Endoscopy segment’s operating income increased by $1,833,000, or 5.7%, in fiscal 2014 compared with fiscal 2013 primarily due to higher sales and improved gross profit percentage principally due to a shift of product mix to higher margin products, as further explained above, and the prior year inclusion of severance related charges in fiscal 2013 as part of the prior year cost reduction initiatives. These items were partially offset by (i) unfavorable net changes of $2,711,000 of fair value adjustments of contingent consideration, a price floor financial instrument and an assumed contingent liability recorded in general and administrative expenses in our Endoscopy segment as the majority of these fair value adjustments were more favorable in the prior year, as further described in Note 6 to the Consolidated Financial Statements, (ii) lower selling prices of certain endoscopy products, (iii) the recording of medical device excise taxes in cost of sales beginning in January 2013, (iv) increased investment in our sales team and other selling initiatives, which is expected to continue to increase through fiscal 2015, (v) an increase in costs associated with our acquisition program, (vi) the inclusion of the initial operating expenses relating to the November 5, 2013 acquisition of Jet Prep with no corresponding sales since the commercialization of the product is in the beginning phase and (vii) increases in annual salaries and incentive compensation including stock-based compensation.

The Water Purification and Filtration segment’s operating income increased by $9,369,000, or 57.2%, in fiscal 2014 compared with fiscal 2013 primarily due to increased demand for our water purification capital equipment, consumables and service in the dialysis industry and our water purification equipment used for commercial and industrial (large capital) applications, improved gross profit percentage and the prior year inclusion of approximately $362,000 of acquisition costs related to the Siemens Acquisition, partially offset by lower sales volume of hemoconcentrator products, as further explained above. Additionally, operating income was adversely affected by increases in annual salaries and stock-based compensation, the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013, the hiring of additional sales personnel, which is expected to continue to increase through fiscal 2015, and an increase in warranty expense per unit relating to certain water purification capital equipment.

The Healthcare Disposables segment’s operating income increased by $1,144,000, or 6.5%, in fiscal 2014 compared with fiscal 2013 primarily due to the inclusion of only nine months of operating results of the SPS Business in fiscal 2013 as a result of acquiring the SPS Business on November 1, 2012, improved sales as explained above, and the prior year inclusion of a $177,000 one-time acquisition accounting charge recorded in fiscal 2013 relating to the acquired inventory in the SPS Acquisition. These items were partially offset by (i) the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013, (ii) increases in annual salaries and stock-based compensation, (iii) the hiring of additional personnel, and (iv) increases in marketing and advertising expense. We expect to continue to invest in sales and marketing initiatives through fiscal 2015.

The Dialysis segment’s operating income decreased by $1,158,000, or 13.3%, in fiscal 2014 compared with fiscal 2013 primarily due to decreases in demand for our higher margin sterilant products as well as lower selling prices, as further explained above. Additionally, operating income was adversely affected by increases in annual salaries and the inclusion of an excise tax on qualified U.S. medical device sales beginning January 2013.

General corporate expenses increased by $3,406,000, or 26.8%, in fiscal 2014 compared with fiscal 2013. General corporate expenses relate to certain unallocated corporate costs primarily related to executive management personnel, being a publicly traded company and executing various corporate initiatives. The increase in such costs in fiscal 2014 compared with fiscal 2013 is primarily due to (i) the addition of internal and external resources to address various growth initiatives and new compliance requirements, (ii) increases in annual salaries and incentive compensation including stock-based compensation, (iii) costs associated with the retirement of our Chief Financial Officer and (iv) increases in costs associated with our acquisition program.

Interest

Interest expense decreased by $515,000 to $2,380,000 in fiscal 2014, from $2,895,000 in fiscal 2013, primarily due to a decrease in the average outstanding borrowings and lower interest rates, partially offset by the recording of a $113,000 charge for the ineffective hedge on our term credit facility in January 2014 and an $84,000 charge in March 2014 to expense the remaining debt issuance costs on our term credit facility as a result of the modification of our credit facilities, as further explained in Note 5 to the Consolidated Financial Statements.

Interest income increased by $2,000 to $63,000 in fiscal 2014 from $61,000 in fiscal 2013.

Income Taxes

The consolidated effective tax rate was 36.9% and 35.0% in fiscals 2014 and 2013, respectively. The increase in the consolidated effective tax rate was principally due to the geographic mix of pre-tax income, the inability to record tax benefits on certain international expenses, the impact of Federal tax legislation re-enacted in January 2013 but subsequently expired in December 2013 and the prior year favorable impact of the finalization of tax examinations in March 2013, as described below.

In fiscals 2014 and 2013, approximately 98.0% and 96.0%, respectively, of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.5% and 36.2%, respectively. The higher overall effective tax rate in fiscal 2014 was principally caused by Federal tax legislation that had expired in December 2011, but was re-enacted retroactively in January 2013, that enabled us to record the research and experimentation tax credit relating to the entire calendar 2012 in fiscal 2013. Furthermore, this same Federal tax legislation expired in December 2013 preventing us from recording a full research and experimentation tax credit for fiscal 2014 thereby adversely affecting our fiscal 2014 effective tax rate. This adverse impact was partially offset by the recognition of tax benefits upon resolution of income tax uncertainties.

In fiscals 2014 and 2013, approximately 2.0% and 4.0%, respectively, of our income before income taxes was generated from our international operations, which include Canada, Singapore, the Netherlands, Israel and the United Kingdom. Collectively, these operations had an overall effective tax rate of 47.7% and 4.7% in fiscals 2014 and 2013, respectively, but on a low level of pre-tax income. All of these locations have lower statutory income tax rates compared to the United States. However, our fiscal 2014 effective tax rate was adversely affected by (i) certain acquisition costs that are not tax deductible in certain foreign countries and (ii) the initial operating losses in our newly acquired Jet Prep entity for which no corresponding tax benefit was recorded since the commercialization of the product is in the beginning phase. The low effective tax rate in fiscal 2013 was the result of the recording of a tax benefit in fiscal 2013 due to removing a valuation allowance on our net operating loss carryforwards (“NOLs”) in the Netherlands as a result of the simultaneous finalization in March 2013 of an IRS examination in the United States and a Dutch tax authority examination in the Netherlands.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2012	$124,000
Activity during fiscal 2013	—
Unrecognized tax benefits on July 31, 2013	124,000
Lapse of statute of limitations	(124,000)
Unrecognized tax benefits on July 31, 2014	$—

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2014	2013

Cost of sales	$337,000	$174,000
Operating expenses:
Selling	665,000	329,000
General and administrative	4,339,000	3,198,000
Research and development	68,000	32,000
Total operating expenses	5,072,000	3,559,000
Stock-based compensation before income taxes	5,409,000	3,733,000
Income tax benefits	(1,909,000)	(1,343,000)
Total stock-based compensation expense, net of tax	$3,500,000	$2,390,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.08	$0.06

Diluted	$0.08	$0.06

The increase in stock-based compensation expense in fiscal 2014 compared with fiscal 2013 is due to increases in the number of employees receiving restricted stock awards and the fair value of the company’s common stock.

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At July 31, 2014, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $7,620,000 with a remaining weighted average period of 16 months over which such expense is expected to be recognized.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. In fiscals 2014 and 2013, such income tax deductions reduced income taxes payable by $5,905,000 and $3,892,000, respectively, and increased additional paid-in capital by $4,391,000 and $2,875,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows on our Consolidated Statements of Cash Flows.

Fiscal 2013 compared with Fiscal 2012

Net Sales

Net sales increased by $38,536,000, or 10.0%, to $425,026,000 in fiscal 2013 from $386,490,000 in fiscal 2012. International net sales increased by $10,419,000, or 18.2%, to $67,648,000 in fiscal 2013 from $57,229,000 in fiscal 2012.

The increase in net sales in fiscal 2013 was principally attributable to increases in sales of water purification and filtration products and services, healthcare disposables products and endoscopy products and services.

Net sales of water purification and filtration products and services increased by $19,587,000, or 17.1%, in fiscal 2013 compared with fiscal 2012 primarily due to (i) an increase in demand for our water purification capital equipment, consumables and service in the dialysis industry mainly as a result of the growing number of dialysis patients and clinics in the United States and our new product introductions such as our heat sanitized water purification systems, which are sold at higher average selling prices than systems with the traditional non-heated sanitization technology, (ii) elevated demand, both in the United States and internationally, for our hemoconcentrator products (a device used to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery) as a result of a market shortage of these filters due to damage done from an earthquake to the manufacturing facilities of a large competitor, which were subsequently repaired, (iii) increased demand for our sterilants from other manufacturers in the United States, and (iv) to a lesser extent, price increases on certain water purification products and services, which were implemented to partially offset increased costs.

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

Net sales of endoscopy products and services increased by $7,093,000, or 4.6%, in fiscal 2013 compared with fiscal 2012 primarily due to increases in demand in the United States for (i) our disinfectants, service and consumables due to the increase in the installed base of endoscope reprocessing equipment, and (ii) our new product introductions of valves, kits and hybrid tubing procedure products (disposable infection control products used in gastrointestinal (GI) endoscopy procedures). These increases were partially offset by (i) a decrease in demand for our endoscope reprocessing equipment as demand had been elevated in the prior year period, and (ii) overall lower selling prices of approximately $3,240,000 principally related to procedure products partly as a result of our strategic growth plan, which includes securing new sales to Group Purchasing Organizations (GPOs) which typically receive discounted selling prices as a result of their purchasing volume. Demand for our endoscope reprocessing equipment had been elevated during the second half of fiscal 2011 and the first half of fiscal 2012 due to our previous investments in new product offerings and sales and marketing programs, as well as regulatory issues experienced by a major competitor, all of which enabled us to increase our sales of endoscope reprocessing equipment including successfully participating in a major initiative beginning in the second half of fiscal 2011 by the Veterans Administration to upgrade their hospitals’ endoscope reprocessing equipment. Beginning in our second quarter of fiscal 2012, this elevated level of capital equipment sales gradually decreased to a similar level that existed prior to the second half of fiscal 2011. However, we expect disinfectants, service, consumables and equipment accessories, which are sold at higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment.

Net sales of dialysis products and services decreased by $2,496,000, or 7.0%, in fiscal 2013 compared with fiscal 2012 due to decreases in demand in both the United States and internationally (including a decrease from our largest dialysis customer, DaVita) for our RENATRON® dialyzer reprocessing equipment, sterilants and dialysate concentrate product (a concentrated acid or bicarbonate used to prepare dialysate, a chemical solution that draws waste products from a patient’s blood through a dialyzer membrane during hemodialysis treatment). Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. The shift from reusable to single-use dialyzers is principally due to the lowering cost of single-use dialyzers, the ease of using a dialyzer one time, and the commitment of Fresenius Medical Care, the largest dialysis provider chain in the United States and a manufacturer of single-use dialyzers, to convert dialysis clinics performing reuse to single-use facilities. In addition, DaVita has been evaluating the economics and other factors associated with single-use versus reuse on a regional basis. This evaluation has resulted in the conversion by DaVita of certain clinics from reuse to single-use and in many cases the opening of new clinics as single-use clinics. A material decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability and operating cash flow in this segment in the future as well as potential future impairments of long-lived assets. Additionally, our Dialysis segment is highly dependent upon DaVita as a customer and any further shift by this customer away from reuse would have a material adverse effect on our Dialysis segment net sales.

Gross Profit

Gross profit increased by $19,309,000, or 11.8%, to $183,476,000 in fiscal 2013 from $164,167,000 in fiscal 2012. Gross profit as a percentage of net sales in fiscals 2013 and 2012 was 43.2% and 42.5%, respectively.

The higher gross profit as a percentage of net sales in fiscal 2013 compared with fiscal 2012 was primarily due to (i) a more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages than each segment’s prior year overall gross profit percentages such as our face masks and sterility assurance products (including sales of products relating to the newly acquired SPS Medical business) in our Healthcare Disposables segment, disinfectants and procedure products in our Endoscopy segment and filters and sterilants in our Water Purification and Filtration segment as well as decreases in sales volume of lower margin products such as endoscope reprocessing equipment in our Endoscopy segment, as discussed above, and (ii) the inclusion in fiscal 2012 of a $893,000 one-time acquisition accounting charge relating to the acquired inventory in the August 1, 2011 acquisition of Byrne Medical, Inc. (the “Byrne Acquisition”). These items were partially offset by (i) the inclusion of $2,087,000 for a new excise tax on qualified U.S. medical device sales beginning January 2013, (ii) lower selling prices of certain products primarily in our Endoscopy segment partly as a result of our strategic growth plan, which includes securing new sales to Group Purchasing Organizations (GPOs) which typically receive discounted selling prices as a result of their purchasing volume, (iii) $498,000 in severance related charges as part of our cost reduction initiatives and (iv) a $177,000 one-time acquisition accounting charge relating to the acquired inventory in the November 1, 2012 SPS Acquisition.

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

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments

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

In fiscals 2013 and 2012, approximately 4% and 3%, respectively, of our income before income taxes was generated from our operations in Canada, Singapore and the Netherlands. Collectively, these operations had an overall effective tax rate of 4.7% and 23.5% in fiscals 2013 and 2012, respectively. All three of these locations have lower statutory income tax rates compared to the United States. The low effective tax rate in fiscal 2013 was the result of the recording of a tax benefit in our third quarter of fiscal 2013 due to removing a valuation allowance on our NOLs in the Netherlands since we believe it is more likely than not that we will utilize the remaining NOLs in the near future as we now have certainty of the amount of remaining NOLs and the likely future pre-tax income in the Netherlands due to the simultaneous finalization in March 2013 of an IRS examination in the United States and a Dutch tax authority examination in the Netherlands. The effective tax rate in fiscal 2012 was favorably affected by the recognition of tax benefits upon resolution of income tax uncertainties and not recording tax expense on the fiscal 2012 profits from operations at our Netherlands subsidiary due to the existence of NOLs.

In fiscal 2012, approximately 5% of our income before income taxes was generated from our subsidiary in Japan, which we closed in July 2012 as part of our decision to service our Japan customers in a more cost effective manner. The closing of our Japan location had an insignificant impact on our consolidated income before income taxes in fiscal 2012 because the losses from the write down of this investment recorded in our United States financial statements were offset by related gains recorded in our Japan subsidiary financial statements (excluding approximately $390,000 in severance and other closing costs). These gains, which are not indicative of normal operating activities, were the primary reason why our Japan subsidiary generated approximately 5% of our income before income taxes in fiscal 2012. However, as a portion of these gains were not taxable in Japan and due to the existence of NOLs in Japan, we did not record income tax expense on the gains. Conversely, we recorded an income tax benefit in the United States on the investment losses as we are able to claim a worthless stock tax deduction on our United States tax return. Consequently, our consolidated income tax expense was reduced by approximately $1,000,000 in our fourth quarter of fiscal 2012, which increased both basic and diluted earnings per share by approximately $0.02. Excluding the favorable tax impact of this event, our consolidated effective tax rate for fiscal 2012 would have been 36.6%.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2011	$191,000
Increase for current period tax position	—
Lapse of statute of limitations	(67,000)
Unrecognized tax benefits on July 31, 2012	124,000
Lapse of statute of limitations	—
Unrecognized tax benefits on July 31, 2013	$124,000

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

The stock-based compensation expense recorded in the Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications of existing awards, accelerated vesting related to certain employment terminations and assumptions used in determining estimated forfeitures. The fair value of each option grant is determined on the date of grant using the Black-Scholes option valuation model. We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. If the market price of our common stock increases or factors change and we employ different assumptions in the application of ASC 718, the compensation expense that we would record for future stock options and stock awards may differ significantly from what we have recorded in the current period.

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

Liquidity and Capital Resources

Working Capital

At July 31, 2014, our working capital was $97,410,000, compared with $91,509,000 at July 31, 2013. The increase was primarily due to the modification of our credit facilities as further explained below and in Note 9 to the Consolidated Financial Statements as well as overall growth in our major operating segments, partially offset by the inclusion of PuriCore’s $1,103,000 working capital deficit on its June 30, 2014 acquisition date.

Cash Flows from Operating Activities

Net cash provided by operating activities was $64,272,000, $51,494,000 and $50,580,000 for fiscals 2014, 2013 and 2012, respectively.  In fiscal 2014 the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization and stock-based compensation expense) and increases in accounts payable and other current liabilities (due to the timing associated with payments of vendor invoices) and income taxes receivable (due to the timing associated with tax payments), partially offset by an increase in accounts receivable (due to strong sales and the timing of sales transactions and payments by certain large customers in our three largest segments).

In fiscal 2013, net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization and stock-based compensation expense) and a decrease in income taxes receivable (due to the timing associated with tax payments), partially offset by an increase in inventories (due to planned strategic increases in stock levels of certain products primarily in our Water Purification and Filtration and Healthcare Disposables segments).

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

Cash Flows from Investing Activities

Net cash used in investing activities was $47,432,000, $52,046,000 and $103,115,000 in fiscals 2014, 2013 and 2012, respectively. In fiscal 2014, net cash used in investing activities was primarily for the acquisitions of PuriCore and Jet Prep and capital expenditures.  In fiscal 2013, net cash used in investing activities was primarily for the acquisitions of SPS Medical and the Siemens Water Business as well as capital expenditures. In fiscal 2012, net cash used in investing activities was primarily for the Byrne Acquisition and to a lesser extent, capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $18,949,000 in fiscal 2014 compared with net cash provided by financing activities of $4,424,000 and $64,503,000 in fiscals 2013 and 2012, respectively. In fiscal 2014, net cash used in by financing activities was primarily due to repayments under our credit facilities, partially offset by borrowings under our revolving credit facility for the PuriCore Acquisition. In fiscal 2013, net cash provided by financing activities was primarily due to borrowings under our revolving credit facility relating to the acquisitions of SPS Medical and Siemens Water Business, partially offset by repayments under our credit facilities. In fiscal 2012, net cash provided by financing activities was due primarily to borrowings under our credit facilities relating to the Byrne Acquisition, partially offset by repayments under our credit facilities.

Stock Dividends

On July 12, 2013, the Company issued 15,044,000 additional shares of common stock in connection with a three-for-two stock split effected in the form of a 50.0% stock dividend paid on July 12, 2013 to stockholders of record on July 1, 2013.

Cash Dividends

In fiscal 2014, our Board of Directors approved a 22.0% increase in the semiannual cash dividend to $0.045 per share of outstanding common stock, which was paid on each of January 31, 2014 and July 31, 2014 and totaled $3,721,000.

In fiscal 2013, our Board of Directors approved an 18.0% increase in the semiannual cash dividend to $0.0367 per share (adjusted for stock splits) of outstanding common stock, which was paid on each December 14, 2012 and July 31, 2013 and totaled $3,016,000.

In fiscal 2012, we announced a 17.0% increase in the semiannual cash dividend to $0.0311 per share (adjusted for stock splits) of outstanding common stock, which was paid on each of January 31, 2012 and July 31, 2012 and totaled $2,523,000.

Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Long-Term Contractual Obligations

As of July 31, 2014, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total

Maturity of the credit facility	$—	$—	$—	$—	$80,500	$—	$80,500
Expected interest payments under the credit facility (1)	1,465	1,465	1,465	1,465	855	—	6,715
Minimum commitments under noncancelable operating leases	3,811	2,940	2,252	1,529	990	2,772	14,294
Compensation agreements	7,271	1,769	600	350	350	496	10,836
Contingent consideration (2)	—	70	554	947	1,124	1,522	4,217
Assumed contingent liability (3)	4	47	226	428	574	622	1,901
Contingent guaranteed obligation (4)	683	454	234	171	171	—	1,713
Deferred compensation and other	42	64	50	35	12	15	218
Total contractual obligations	$13,276	$6,809	$5,381	$4,925	$84,576	$5,427	$120,394

(1)         The expected interest payments under our credit facility reflect an interest rate of 1.82%, which was our weighted average interest rate on outstanding borrowings at July 31, 2014.

(2)         These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the July 31, 2014 Consolidated Balance Sheet at its net present value of $2,722,000 using a discount rate of 12.6%.

(3)         These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the July 31, 2014 Consolidated Balance Sheet at its net present value of $1,752,000 using a discount rate of 2.5%.

(4)         These future potential payments of a contingent guaranteed obligation relate to the PuriCore Acquisition, as further explained below, and are reflected in the July 31, 2014 Consolidated Balance Sheet at its net present value of $1,395,000 using a discount rate of 10%.

Credit Facility

In March 2014, we modified our existing $100,000,000 senior secured revolving credit facility (the “Existing Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Existing Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “New Credit Agreement”). The New Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “New Revolving Credit Facility”).  The Existing Term Loan Facility was terminated after the outstanding balance was reassigned to the New Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the New Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The New Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the New Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to the Existing Revolving Credit Facility. The total of these two amounts is being amortized over the life of the New Credit Agreement. The remaining unamortized debt issuance costs of $84,000 relating to the Existing Term Loan Facility was charged to interest expense on March 4, 2014 when the Existing Term Loan Facility was terminated. At July 31, 2014, unamortized debt issuance costs recorded in other assets amounted to $1,678,000.

Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New Credit Agreement (“Consolidated EBITDA”). At August 31, 2014, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.16% to 0.60%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at July 31, 2014. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at August 31, 2014.

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

On July 31, 2014, we had $80,500,000 of outstanding borrowings under the New Credit Agreement.  Subsequent to July 31, 2014, we repaid $5,500,000 resulting in total outstanding borrowings of $75,000,000 at September 29, 2014, none of which is required to be repaid until March 2019.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Rent expense related to operating leases for fiscal 2014 was recorded on a straight-line basis and aggregated $4,409,000, compared with $4,147,000 and $4,104,000 for fiscals 2013 and 2012, respectively.

Contingent Consideration and Assumed Contingent Liability

In relation to the Jet Prep Acquisition on November 5, 2013, we have recorded a $2,490,000 liability for the estimated fair value of contingent consideration payable to the sellers and a $1,720,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Notes 3 and 6 to the Consolidated Financial Statements, which will be payable based on future sales of the Jet Prep Business (above a minimum threshold with respect to the contingent consideration liability). Additionally, in connection with the PuriCore Acquisition, we assumed a $1,414,000 contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models, as further described in Notes 3 and 6 to the Consolidated Financial Statements. As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring these liabilities at each balance sheet date and recording changes in the respective fair values through our Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation and contingent guaranteed obligation are satisfied, or until the sales of the Jet Prep products no longer exist.

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

At January 31, 2012, we evaluated this investment for potential impairment and determined that repayment of the notes and accrued interest was unlikely primarily due to BIOSAFE’s inability to obtain additional financing and our assessment of BIOSAFE’s going concern. Accordingly, we deemed the investment, together with accrued interest of $105,000, fully impaired and recorded a loss of $605,000 during fiscal 2012, which was recorded as other expense and a reduction in other assets in the Consolidated Financial Statements.  In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on the loss relating to the impairment of this investment.

Financing Needs

Our four largest operating segments generate significant cash from operations. At July 31, 2014, we had a cash balance of $31,781,000, of which $7,963,000 was held by foreign subsidiaries. Such foreign cash is needed by our foreign subsidiaries for working capital purposes and current international growth initiatives. In the recent past, such international growth initiatives have included the funding of $5,332,000 from one of our foreign subsidiaries for the November 5, 2013 Jet Prep Acquisition as further described in Note 3 to the Consolidated Financial Statements. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At September 29, 2014, $175,000,000 was available under our New Credit Agreement.

Foreign Currency

The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. Furthermore, certain cash bank accounts, accounts receivable and liabilities of our Canadian and United States subsidiaries are denominated and ultimately settled in United States dollars or Canadian dollars, respectively, but must be converted into their functional currency.

Changes in the value of the Euro, Singapore dollar and British Pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros, Singapore dollars or British Pounds but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands and United Kingdom subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements and therefore are impacted by changes in the Euro and British Pound exchange rates, respectively, relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British Pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British Pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were four foreign currency forward contracts with an aggregate value of $9,878,000 at August 31, 2014, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on September 30, 2014. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Gains and losses related to these hedging contracts to buy Euros, Singapore dollars and British Pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. In fiscal 2014, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian or United States subsidiaries’ assets closely offset the currency impact on our Canadian or United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income in fiscal 2014 compared with fiscal 2013.

For purposes of translating the balance sheet at July 31, 2014 compared with July 31, 2013, the total of the foreign currency movements resulted in a foreign currency translation loss of $1,528,000 in fiscal 2014, thereby decreasing stockholders’ equity.

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

A portion of our endoscopy, water purification and filtration and dialysis sales are recognized as multiple element arrangements, whereby revenue is allocated to the equipment, installation and consumable components based upon vendor specific objective evidence, which includes comparable historical transactions of similar equipment, installation and consumable sold as stand-alone components. If vendor-specific objective evidence of selling price is not available, we allocate revenue to the elements of the bundled arrangement using the estimated selling price method in order to qualify the components as separate units of accounting. Revenue on the equipment and consumables components are recognized as the equipment or consumable is shipped to customers and title passes. Revenue on the installation component is recognized when the installation is complete.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable, endoscopy and water purification and filtration products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $4,498,000, $4,277,000 and $3,836,000 in fiscals 2014, 2013 and 2012, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

Our endoscopy products and services are sold directly to hospitals and other end-users in the United States and primarily to distributors internationally except for the United Kingdom where we began selling directly to hospitals and other end-users subsequent to June 30, 2014 due to the PuriCore Acquisition; water purification and filtration products and services are sold directly to hospitals, dialysis clinics, pharmaceutical and biotechnology companies, laboratories, medical products and service companies and other end-users as well as through third-party distributors; the majority of our healthcare disposable products are sold to third party distributors and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users; the majority of our dialysis products are sold to dialysis clinics and hospitals; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

In accordance with Accounting Standards Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. Such qualitative factors that are assessed include evaluating a segment’s financial performance, industry and market conditions, macroeconomic conditions and specific issues that can directly affect the segment such as changes in business strategies, competition, supplier relationships, operating costs, regulatory matters, litigation and the composition of the segment’s assets due to acquisitions or other events. At July 31, 2014, because we determined through qualitative factors that the fair values of our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments were unlikely to be less than the carrying value, we did not proceed to step one of the two-step quantitative goodwill impairment test for those three segments. We performed step one of the two-step quantitative goodwill impairment test for Dialysis (due to the decreasing operating results) and Specialty Packaging (due to fair value exceeding book value by a nominal amount in the prior year). In performing a detailed quantitative review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using weighted fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies, where applicable. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.

In accordance with ASU 2012-02, “Intangibles — Goodwill and Other,” (“ASU 2012-02”), we perform our annual impairment review for indefinite lived intangibles by first assessing qualitative factors, such as those described above, to determine whether it is more likely than not that the fair value of such assets is less than the carrying values, and if necessary, we perform a quantitative analysis comparing the current fair value of our indefinite lived intangibles assets to their carrying values. At July 31, 2014, because we determined through qualitative factors that the fair values of our indefinite lived intangible assets in our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments were unlikely to be less than the carrying value, we did not perform a quantitative analysis for those assets. We performed a quantitative analysis for indefinite lived intangible assets in our Dialysis and Specialty Packaging segments, for the same reasons stated above for our goodwill impairment test. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value.

On July 31, 2014, management concluded that none of our intangible assets or goodwill was impaired.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2014, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that exceeded book value by a nominal amount. At July 31, 2014, goodwill relating to our Specialty Packaging reporting unit was $6,567,000. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to the assumed compounded annual sales growth and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On July 31, 2014, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant new taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and IRS notices and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Consolidated Statements of Income. In fiscals 2014 and 2013, we recorded excise taxes of $3,872,000 and $2,087,000, respectively, in cost of sales. The regulations regarding the calculations of the medical device taxes are complex and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these new taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Consolidated Financial Statements.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories,  warranties and contingent guaranteed obligations. We account for contingent consideration relating to business combinations in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other acquisition related liabilities can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the three year price floor relating to the Byrne Acquisition which fair value was determined using an option valuation model,  the assumed contingent obligation relating to the Jet Prep Acquisition and the contingent guaranteed obligation relating to the PuriCore Acquisition, as further described in Note 6 to the Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our Canadian and United States subsidiaries are denominated and ultimately settled in United States dollars or Canadian dollars, respectively, but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements.

Changes in the value of the Euro, Singapore dollar and British Pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros,  Singapore dollars or British Pounds but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands and United Kingdom subsidiaries are translated using the accounting policies described in Note 2 to the Consolidated Financial Statements and therefore are impacted by changes in the Euro and British Pound exchange rates, respectively, relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British Pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros,

Singapore dollars and British Pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $11,800,000 at July 31, 2014, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on August 31, 2014. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. In fiscal 2014, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income in fiscal 2014 compared with fiscal 2013.

For the purpose of translating the balance sheet at July 31, 2014 compared with July 31, 2013, the total of the foreign currency movements resulted in a foreign currency translation loss of $1,528,000 in fiscal 2014, thereby decreasing stockholders’ equity.

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

With respect to interest rate risk, our outstanding debt is under our New Revolving Credit Facility, described elsewhere in Liquidity and Capital Resources. Such credit facility consists of outstanding debt at prevailing market rates of interest, principally under LIBOR contracts ranging from one to twelve months. Therefore, our market risk with respect to such debt is the increase in interest expense which would result from higher interest rates associated with LIBOR. Such outstanding debt was $80,500,000 at July 31, 2014. Therefore, a 100 basis-point increase in average LIBOR interest rates would result in incremental interest expense of approximately $805,000. Presently, we do not utilize any interest rate derivatives that would substantially mitigate our interest rate exposure. However, substantially all of our outstanding borrowings were under LIBOR contracts at July 31, 2014 that have expiration dates ranging from 1 to 12 months at fixed interest rates for the contract periods; therefore, we are substantially protected throughout most of fiscal 2015 from any significant exposure associated with increasing LIBOR rates, assuming we do not increase our outstanding debt. Additionally, we maintained a cash balance of $31,781,000 at July 31, 2014 which is maintained in cash or invested in low risk and low return cash equivalents such as United States money market funds with leading banking institutions. An increase in interest rates would generate additional interest income for us from these low risk cash equivalents, which would partially offset the adverse impact of the additional interest expense. Our other long-term liabilities would not be materially affected by an increase in interest rates.

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

Our Canadian, Singapore, Netherlands and United Kingdom subsidiaries have net assets in currencies other than their functional currencies, which must be converted into functional currency, thereby giving rise to realized foreign exchange gains and losses. Similarly, our United States subsidiaries have net assets in currencies other than their functional United States currency, which must be converted into functional currency, thereby giving rise to realized foreign exchange gains and losses. However, since certain of our subsidiaries use foreign currency forward contracts to hedge against the impact of fluctuations of foreign currencies relative to the United States dollar, realized gains or losses relating to the fluctuation of those currencies would be partially offset by gains or losses on the foreign currency forward contracts. Furthermore, changes in the value of the Canadian dollar, Euro and British Pound against the United States dollar affect our results of operations because a portion of our Canadian, Netherlands and United Kingdom subsidiaries’ inventories and operating costs are purchased in the United States and a portion of our Canadian subsidiaries’ sales are to customers in the United States. Additionally, changes in foreign currency exchange rates impact the translation of our financial statements of our foreign subsidiaries.

Overall for fiscals 2014 and 2013, a uniform 15% adverse movement in foreign currency rates would have resulted in realized losses (after tax) of approximately $2,394,000 and $1,146,000, respectively. For fiscal 2014, the realized losses (after tax) would have resulted from an increase in the value of the Canadian dollar relative to the United States dollar and decreases in the value of the Euro and British Pound relative to the United States dollar due to the composition of our assets and liabilities denominated in foreign currencies. For fiscal 2013, the realized losses (after tax) would have resulted from increases in the value of the Canadian dollar, Euro and British Pound relative to the United States dollar due to a different composition of our assets and liabilities denominated in foreign currencies as compared with fiscal 2014. However, as explained above, the use of foreign currency forward contracts would partially offset such realized losses. Additionally, such an adverse change in foreign currency rates would have resulted in an unrealized loss of $1,990,000 in fiscal 2014 on our net investment in foreign subsidiaries due principally to the PuriCore Acquisition and an unrealized gain of $2,775,000 on our net investment in foreign subsidiaries in fiscal 2013. Such an unrealized loss or gain would be recorded in accumulated other comprehensive income in our stockholders’ equity. However, since we view these investments as long-term, we would not expect such unrealized amounts to be realized in the near term. Conversely, a uniform 15% favorable movement in foreign currency rates would have resulted in realized gains (after tax) of approximately $2,394,000 and $1,146,000 in fiscals 2014 and 2013, respectively, and an unrealized gain of $1,990,000 and unrealized loss of $2,775,000 in fiscals 2014 and 2013, respectively, on our net investment in foreign subsidiaries.

Item 8.                                                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Consolidated Financial Statements, which is Item 15(a), and the Consolidated Financial Statements and schedule included in this Report.

Item 9.                                                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.                                                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports is (i) recorded, processed, summarized and reported within the time periods specified by the SEC and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

We, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting based on the framework and criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that our internal control over financial reporting was effective as of July 31, 2014. However, the PuriCore Business was excluded from that evaluation since the acquisition occurred during the final month of fiscal 2014 and was not required to be included.

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

On June 30, 2014 we acquired PuriCore, as more fully described in Note 3 to the Consolidated Financial Statements. The PuriCore Business is included in our 2014 consolidated financial statements and constituted 8% and 7% of total assets and net assets, respectively, as of July 31, 2014 and less than 1% of revenues and net income for the year then ended. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our Consolidated Financial Statements. However, since the PuriCore Business was acquired on June 30, 2014, a complete integration of the internal controls relating to the acquired businesses was not practical for purposes of inclusion in our evaluation of the effectiveness of our internal controls over financial reporting. We expect that all aspects of the PuriCore Business will be fully integrated into our existing internal control structure in late fiscal 2015.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cantel Medical Corp.

We have audited Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Cantel Medical Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations of Cantel Medical (UK) Limited (formerly known as PuriCore International Limited), which are included in the 2014 consolidated financial statements of Cantel Medical Corp. and constituted 8% and 7% of total and net assets, respectively, as of July 31, 2014 and less than 1% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of Cantel Medical Corp. also did not include an evaluation of the internal control over financial reporting of the Cantel Medical (UK) Limited operations.

In our opinion, Cantel Medical Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cantel Medical Corp. as of July 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2014 of Cantel Medical Corp. and our report dated September 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 29, 2014

Item 9B.                                                OTHER INFORMATION.

None.

PART III

Item 10.                                                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required to be disclosed by this Item with respect to our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Executive Officers of Cantel” contained in our definitive proxy statement for our 2014 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Election of Directors” contained in our definitive proxy statement for our 2014 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2014 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Information required to be disclosed by this Item about the audit committee of our board of directors, our audit committee financial expert, and other board of directors and corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Board Matters; Committees” and “Corporate Governance Matters” contained in our definitive proxy statement related to our 2014 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

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

Item 11.                                                  EXECUTIVE COMPENSATION.

Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Board Matters; Committees,” “Compensation Committee Report” and “Executive Compensation” contained in our definitive proxy statement for our 2014 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 12.                                                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth certain information as of July 31, 2014 with respect to our equity compensation plans under which our securities may be issued:

	Number of securities		Number of securities remaining
	to be issued	Weighted-average	available for future issuance
	upon exercise of	exercise price of	under compensation plans
	outstanding options	outstanding options	(excluding securities reflected in (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	222,492	$12.78	1,029,373	(1)
Equity compensation plans not approved by security holders	—	$—	—

Total	222,492	$12.78	1,029,373	(1)

(1) Consists solely of 386,810 stock option and SARs awards and 642,563 restricted stock and performance awards available for grant under the Plan.

Other Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Security Ownership of Principal Stockholders and Management” contained in our definitive proxy statement for our 2014 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 13.                                                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Corporate Governance,” “Election of Directors,” and “Board Matters; Committees” contained in our definitive proxy statement for our 2014 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 14.                                                  PRINCIPAL ACCOUNTING FEES AND SERVICES.

This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” contained in our definitive proxy statement for our 2014 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

PART IV

Item 15.                                                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)                                 The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

1.                                 Consolidated Financial Statements:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets as of July 31, 2014 and 2013.

(iii)	Consolidated Statements of Income for the years ended July 31, 2014, 2013 and 2012.

(iv)	Consolidated Statements of Comprehensive Income for the years ended July 31, 2014, 2013 and 2012.

(v)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended July 31, 2014, 2013 and 2012.

(vi)	Consolidated Statements of Cash Flows for the years ended July 31, 2014, 2013 and 2012.

(vii)	Notes to Consolidated Financial Statements.

2.                                 Consolidated Financial Statement Schedules:

(i)	Schedule II - Valuation and Qualifying Accounts for the years ended July 31, 2014, 2013 and 2012.

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

3(n) — Certificate of Amendment of Certificate of Incorporation of Registrant filed on January 14, 2013. (Incorporated herein by reference to Exhibit 3(n) to Registrant’s 2013 Annual Report on Form 10-K.)

3(o) - Registrant’s By-Laws, as amended through November 1, 2013. (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on November 7, 2013.)

10(a) - 2006 Equity Incentive Plan, as amended. (Incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2013.)

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

10(e) - Third Amended and Restated Credit Agreement dated as of March 4, 2014 among Registrant, Bank of America N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 10, 2014).

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

10(i) - Executive Severance Agreement dated as of November 15, 2012 between Registrant and Jorgen B. Hansen (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 20, 2012).

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

10(m) - Confidentiality and Non-Competition Agreement dated as of November 15, 2012 between Registrant and Jorgen B. Hansen (Filed herewith).

10(n) — Letter Agreement between Registrant and Craig A. Sheldon dated as of April 15, 2014 (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 17, 2014).

10(o) - Cantel Medical Corp. Annual Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s October 2011 8-K.)

10(p) - Cantel Medical Corp. Long Term Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s October 2011 8-K.)

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

CANTEL MEDICAL CORP.

Date: September 29, 2014	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer, President and Chief
Executive Officer (Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon, Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya, Vice President and
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Charles M. Diker	Date:	September 29, 2014
Charles M. Diker, a Director and Chairman of the Board

/s/ George L. Fotiades	Date:	September 29, 2014
George L. Fotiades, a Director
and Vice Chairman of the Board

/s/ Alan. R. Batkin	Date:	September 29, 2014
Alan R. Batkin, a Director

/s/ Ann E. Berman	Date:	September 29, 2014
Ann E. Berman, a Director

/s/ Joseph M. Cohen	Date:	September 29, 2014
Joseph M. Cohen, a Director

/s/ Mark N. Diker	Date:	September 29, 2014
Mark N. Diker, a Director

/s/ Alan J. Hirschfield	Date:	September 29, 2014
Alan J. Hirschfield, a Director

/s/ Andrew A. Krakauer	Date:	September 29, 2014
Andrew A. Krakauer, a Director and President & CEO

/s/ Peter J. Pronovost	Date:	September 29, 2014
Peter J. Pronovost, a Director

/s/ Bruce Slovin	Date:	September 29, 2014
Bruce Slovin, a Director

CANTEL MEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cantel Medical Corp.

We have audited the accompanying consolidated balance sheets of Cantel Medical Corp. as of July 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2014.  Our audits also included the financial statement schedule included in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cantel Medical Corp. at July 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cantel Medical Corp.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (1992 Framework) of the Treadway Commission and our report dated September 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 29, 2014

CANTEL MEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

	July 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$31,781	$34,076
Accounts receivable, net of allowance for doubtful accounts of $1,874 in 2014 and $1,265 in 2013	62,225	52,753
Inventories	59,737	54,167
Deferred income taxes	3,551	4,129
Prepaid expenses and other current assets	6,615	4,428
Income taxes receivable	—	1,107
Total current assets	163,909	150,660

Property and equipment, at cost:
Land, buildings and improvements	32,774	30,088
Furniture and equipment	70,694	63,461
Leasehold improvements	4,492	3,397
	107,960	96,946
Less accumulated depreciation and amortization	(55,242)	(50,481)
	52,718	46,465
Intangible assets, net	82,952	75,929
Goodwill	231,647	211,618
Other assets	4,919	2,999
	$536,145	$487,671

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$10,000
Accounts payable	19,529	13,322
Compensation payable	14,866	14,032
Accrued expenses	15,109	10,417
Deferred revenue	16,102	11,380
Income taxes payable	893	—
Total current liabilities	66,499	59,151

Long-term debt	80,500	85,000
Deferred income taxes	17,805	21,186
Contingent consideration	2,722	45
Other long-term liabilities	3,373	1,157

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; issued 2014 - 45,641,688 shares, outstanding 2014 - 41,442,260 shares; issued 2013 - 45,181,655 shares, outstanding 2013 - 41,138,121 shares	4,564	4,518
Additional paid-in capital	146,048	134,853
Retained earnings	243,306	203,762
Accumulated other comprehensive income	9,552	10,977
Treasury Stock, 2014 - 4,199,428 shares at cost; 2013 - 4,043,534 shares at cost	(38,224)	(32,978)
Total stockholders’ equity	365,246	321,132
	$536,145	$487,671

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended July 31,
	2014	2013	2012
Net sales
Product sales	$434,531	$383,520	$348,132
Product service	54,218	41,506	38,358
Total net sales	488,749	425,026	386,490

Cost of sales
Product sales	236,429	210,433	193,668
Product service	39,021	31,117	28,655
Total cost of sales	275,450	241,550	222,323

Gross profit	213,299	183,476	164,167

Expenses:
Selling	66,519	57,786	55,166
General and administrative	65,039	53,182	47,623
Research and development	10,813	9,320	9,254
Total operating expenses	142,371	120,288	112,043

Income before interest, other expense and income taxes	70,928	63,188	52,124

Interest expense	2,380	2,895	3,732
Interest income	(63)	(61)	(82)
Other expense	—	—	605

Income before income taxes	68,611	60,354	47,869

Income taxes	25,346	21,115	16,532

Net income	$43,265	$39,239	$31,337

Earnings per common share:

Basic	$1.05	$0.96	$0.78

Diluted	$1.04	$0.95	$0.77

Dividends per common share	$0.09	$0.07	$0.06

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2014	2013	2012

Net income	$43,265	$39,239	$31,337

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(1,528)	2,695	(898)
Unrealized holding losses on interest rate swaps arising during the year, net of tax	(30)	(32)	(210)
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the year, net of tax	60	139	—
Reclassification adjustments to interest expense for ineffective hedge on interest rate swap included in net income during the year, net of tax	73	—	—
Total other comprehensive (loss) income, net of tax	(1,425)	2,802	(1,108)

Comprehensive income	$41,840	$42,041	$30,229

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in Thousands, Except Share Data)

Years Ended July 31, 2014, 2013 and 2012

	Common Stock				Accumulated		Total
	Number of		Additional		Other	Treasury	Stock-
	Shares		Paid-in	Retained	Comprehensive	Stock,	holders’
	Outstanding	Amount	Capital	Earnings	Income	at Cost	Equity

Balance, July 31, 2011	38,865,219	$4,311	$108,340	$138,725	$9,283	$(26,344)	$234,315

Exercises of options	562,728	56	4,200	—	—	(1,884)	2,372
Issuance for Byrne Acquisition	902,528	90	7,550	—	—	—	7,640
Stock-split fractional share adjustment	(204)	—	(3)	—	—	—	(3)
Repurchases of shares	(133,034)	—	—	—	—	(1,904)	(1,904)
Stock-based compensation	—	—	3,840	—	—	—	3,840
Issuance of restricted stock	536,859	52	(68)	—	—	16	—
Cancellations of restricted stock	(83,003)	(9)	9	—	—	—	—
Excess tax benefit from exercises of stock options and vesting of restricted stock	—	—	1,970	—	—	—	1,970
Dividends on common stock	—	—	—	(2,523)	—	—	(2,523)
Net income	—	—	—	31,337	—	—	31,337
Other comprehensive loss	—	—	—		(1,108)	—	(1,108)
Balance, July 31, 2012	40,651,093	4,500	125,838	167,539	8,175	(30,116)	275,936

Exercises of options	412,279	18	2,606	—	—	(807)	1,817
Stock-split fractional share adjustment	(92)	—	(2)	—	—	—	(2)
Repurchases of shares	(121,399)	—	—	—	—	(2,252)	(2,252)
Stock-based compensation	—	—	3,733	—	—	—	3,733
Issuance of restricted stock	210,484	1	(198)	—	—	197	—
Cancellations of restricted stock	(14,244)	(1)	1	—	—	—	—
Excess tax benefit from exercises of stock options and vesting of restricted stock	—	—	2,875	—	—	—	2,875
Dividends on common stock	—	—	—	(3,016)	—	—	(3,016)
Net income	—	—	—	39,239	—	—	39,239
Other comprehensive income	—	—	—	—	2,802	—	2,802
Balance, July 31, 2013	41,138,121	4,518	134,853	203,762	10,977	(32,978)	321,132

Exercises of options	187,468	21	1,420	—	—	(807)	634
Repurchases of shares	(132,023)	—	—	—	—	(4,439)	(4,439)
Stock-based compensation	—	—	5,409	—	—	—	5,409
Issuance of restricted stock	258,760	26	(26)	—	—	—	—
Cancellations of restricted stock	(10,066)	(1)	1	—	—	—	—
Excess tax benefit from exercises of stock options and vesting of restricted stock	—	—	4,391	—	—	—	4,391
Dividends on common stock	—	—	—	(3,721)	—	—	(3,721)
Net income	—	—	—	43,265	—	—	43,265
Other comprehensive income	—	—	—	—	(1,425)	—	(1,425)
Balance, July 31, 2014	41,442,260	$4,564	$146,048	$243,306	$9,552	$(38,224)	$365,246

See accompanying notes.

CANTEL MEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

	Year Ended July 31,
	2014	2013	2012

Cash flows from operating activities
Net income	$43,265	$39,239	$31,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,245	7,202	6,801
Amortization	10,641	10,061	9,124
Stock-based compensation expense	5,409	3,733	3,840
Amortization of debt issuance costs	440	345	373
Loss on disposal of fixed assets	501	184	105
Impairment of convertible notes receivable	—	—	605
Deferred income taxes	(1,218)	(368)	370
Excess tax benefits from stock-based compensation	(4,391)	(2,875)	(1,970)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(6,149)	(2,447)	2,307
Inventories	(2,658)	(5,262)	(2,227)
Prepaid expenses and other current assets	(2,388)	(1,387)	(345)
Accounts payable and other current liabilities	6,424	(1,561)	(177)
Income taxes	6,151	4,630	437
Net cash provided by operating activities	64,272	51,494	50,580

Cash flows from investing activities
Capital expenditures	(13,541)	(6,745)	(5,502)
Proceeds from disposal of fixed assets	14	32	9
Acquisition of Byrne	—	—	(95,261)
Acquisition of ConFirm	—	—	(855)
Acquisition of Gambro	—	—	(1,550)
Acquisition of SPS, net of cash acquired	—	(35,415)	—
Acquisition of Polyp Trap	—	(486)	—
Acquisition of Eagle Pure Water	—	(870)	—
Acquisition of Siemens Water	—	(8,300)	—
Acquisition of Jet Prep, net of cash acquired	(5,332)	—	—
Acquisition of Sterilator, net of cash acquired	(2,829)	—	—
Acquisition of PuriCore, net of cash acquired	(25,386)	—	—
Other, net	(358)	(262)	44
Net cash used in investing activities	(47,432)	(52,046)	(103,115)

Cash flows from financing activities
Borrowings under term loan facility, net of debt issuance costs	—	—	49,647
Borrowings under revolving credit facility, net of debt issuance costs	28,000	45,000	46,941
Repayments under term loan facility	(5,000)	(10,000)	(10,000)
Repayments under revolving credit facility	(37,500)	(30,000)	(22,000)
Debt modification costs	(1,314)	—	—
Proceeds from exercises of stock options	634	1,817	2,372
Dividends paid	(3,721)	(3,016)	(2,523)
Excess tax benefits from stock-based compensation	4,391	2,875	1,970
Repurchases of shares	(4,439)	(2,252)	(1,904)
Net cash (used in) provided by financing activities	(18,949)	4,424	64,503

Effect of exchange rate changes on cash and cash equivalents	(186)	18	(192)

(Decrease) increase in cash and cash equivalents	(2,295)	3,890	11,776
Cash and cash equivalents at beginning of year	34,076	30,186	18,410
Cash and cash equivalents at end of year	$31,781	$34,076	$30,186

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2014, 2013 and 2012

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

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets and disinfectants and decontamination services used in various applications for infection prevention and control.

•                  Healthcare Disposables: Single-use, infection prevention and control products used principally in the dental market including face masks, self-sealing sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants. This segment also manufactures and provides biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets.

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

We currently operate our five operating segments through wholly-owned subsidiaries in the United States and internationally. Our principal operating subsidiaries in the United States are Medivators Inc., Mar Cor Purification, Inc., Crosstex International and SPS Medical Supply Corp. Internationally, our primary operating subsidiaries include Cantel Medical (UK) Limited, Cantel Medical Asia/Pacific Ltd., Biolab Equipment Ltd., Saf-T-Pak Inc. and Medivators B.V.

On June 30, 2014, we acquired all the issued and outstanding capital stock of PuriCore International Limited (“PuriCore”), as more fully described in Note 3 to the Consolidated Financial Statements, (the “PuriCore Acquisition”).  The PuriCore Acquisition had an insignificant effect on our consolidated results of operations in fiscal 2014 subsequent to its acquisition date due to the date of the acquisition being near our year end and is not reflected in our consolidated results of operations in fiscals 2013 and 2012. PuriCore is included in our Endoscopy segment. Subsequent to its acquisition, we changed the name of PuriCore to Cantel Medical (UK) Limited.

On January 7, 2014, we acquired all the issued and outstanding stock of Sterilator Company, Inc. (“Sterilator”), as more fully described in Note 3 to the Consolidated Financial Statements (the “Sterilator Acquisition”). The Sterilator Acquisition had an insignificant effect on our consolidated results of operations in fiscal 2014 subsequent to its acquisition date due to the small size of this business (the “Sterilator Business”) and is not reflected in our consolidated results of operations in fiscals 2013 and 2012. The Sterilator Business is included in our Healthcare Disposables segment.

On November 5, 2013, we acquired all the issued and outstanding capital stock of Jet Prep Ltd. (“Jet Prep”), as more fully described in Note 3 to the Consolidated Financial Statements (the “Jet Prep Acquisition”). The Jet Prep Acquisition did not have a significant effect on our consolidated results of operations in fiscal 2014 subsequent to its acquisition date due to the small size of this business (the “Jet Prep Business”) and is not reflected in our consolidated results of operations in fiscals 2013 and 2012. The Jet Prep Business is included in our Endoscopy segment.

On March 22, 2013, we entered into an agreement to acquire from Siemens Industry, Inc. and Siemens Canada Limited (collectively, “Siemens”) certain net assets of Siemens’ hemodialysis water business (the “Siemens Water Business”), as more fully described in Note 3 to the Consolidated Financial Statements (the “Siemens Water Acquisition”). Due to the size of this business in relation to our overall consolidated results of operations, the Siemens Water Acquisition did not have a significant impact on our consolidated results of operations in fiscals 2014 and 2013 and is not reflected in our consolidated results of operations in fiscal 2012. The Siemens Water Business is included in our Water Purification and Filtration segment.

On December 31, 2012, we acquired certain net assets of Eagle Pure Water Systems, Inc. (“Eagle Pure Water”), as more fully described in Note 3 to the Consolidated Financial Statements (the “Eagle Pure Water Acquisition”). The Eagle Pure Water Acquisition, which had an insignificant effect on our consolidated results of operations due to the small size of the business (the “Eagle Pure Water Business”), is reflected in our consolidated results of operations in fiscal 2014 and the portion of fiscal 2013 subsequent to its acquisition date and is not reflected in our results of operations in fiscal 2012. The Eagle Pure Water Business is included in our Water Purification and Filtration segment.

On November 1, 2012, we acquired all the issued and outstanding stock of SPS Medical, as more fully described in Note 3 to the Consolidated Financial Statements (the “SPS Acquisition”). The results of operations of SPS Medical are included in our consolidated results of operations in fiscal 2014 and the portion of fiscal 2013 subsequent to its acquisition date and is not reflected in our consolidated results of operations in fiscal 2012. The business of SPS Medical (the “SPS Business”) is included in our Healthcare Disposables segment.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

We performed a review of events subsequent to July 31, 2014. Based upon that review, no subsequent events occurred that required updating to our Consolidated Financial Statements or disclosures.

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

A portion of our endoscopy, water purification and filtration and dialysis sales are recognized as multiple element arrangements, whereby revenue is allocated to the equipment, installation and consumable components based upon vendor specific objective evidence, which includes comparable historical transactions of similar equipment, installation and consumables sold as stand-alone components. If vendor-specific objective evidence of selling price is not available, we allocate revenue to the elements of the bundled arrangement using the estimated selling price method in order to qualify the components as separate units of accounting. Revenue on the equipment and consumable components are recognized as the equipment or consumable is shipped to customers and title passes. Revenue on the installation component is recognized when the installation is complete.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable, endoscopy and water purification and filtration products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $4,498,000, $4,277,000 and $3,836,000 in fiscals 2014, 2013 and 2012, respectively. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

Our endoscopy products and services are sold directly to hospitals and other end-users in the United States and primarily to distributors internationally except for the United Kingdom where we began selling directly to hospitals and other end-users subsequent to June 30, 2014 due to the PuriCore Acquisition; water purification and filtration products and services are sold directly to hospitals, dialysis clinics, pharmaceutical and biotechnology companies, laboratories, medical products and service companies and other end-users as well as through third-party distributors; the majority of our healthcare disposable products are sold to third party distributors and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users; the majority of our dialysis products are sold to dialysis clinics and hospitals; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is included in income. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets which generally range from 2-15 years for furniture and equipment, 5-32 years for buildings and improvements and the shorter of the life of the asset or the life of the lease for leasehold improvements. Depreciation and amortization expense related to property and equipment in fiscals 2014, 2013 and 2012 was $8,245,000, $7,202,000 and $6,801,000, respectively.

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

In accordance with Accounting Standards Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other,” (“ASU 2011-08”), we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. Such qualitative factors that are assessed include evaluating a segment’s financial performance, industry and market conditions, macroeconomic conditions and specific issues that can directly affect the segment such as changes in business strategies, competition, supplier relationships, operating costs, regulatory matters, litigation and the composition of the segment’s assets due to acquisitions or other events. At July 31, 2014, because we determined through qualitative factors that the fair values of our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments were unlikely to be less than the carrying value, we did not proceed to step one of the two-step quantitative goodwill impairment test for those three segments. We performed step one of the two-step quantitative goodwill impairment test for Dialysis (due to the decreasing operating results) and Specialty Packaging (due to fair value exceeding book value by a nominal amount in the prior year). In performing a detailed quantitative review for goodwill impairment, management uses a two-step process that begins with an estimation of the fair value of the related operating segments by using weighted fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies, where appropriate. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any.

In accordance with ASU 2012-02, “Intangibles — Goodwill and Other,” (“ASU 2012-02”), we perform our annual impairment review for indefinite lived intangibles by first assessing qualitative factors, such as those described above, to determine whether it is more likely than not that the fair value of such assets is less than the carrying values, and if necessary, we perform a quantitative analysis comparing the current fair value of our indefinite lived intangibles assets to their carrying values. At July 31, 2014, because we determined through qualitative factors that the fair values of our indefinite lived intangible assets in our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments were unlikely to be less than the carrying value, we did not perform a quantitative analysis for those assets. We performed a quantitative analysis for indefinite lived intangible assets in our Dialysis and Specialty Packaging segments, for the same reasons stated above for our goodwill impairment test. With respect to amortizable intangible assets when impairment indicators are present, management would determine whether expected future non-discounted cash flows would be sufficient to recover the carrying value of the assets; if not, the carrying value of the assets would be adjusted to their fair value.

On July 31, 2014, management concluded that none of our intangible assets or goodwill was impaired.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2014, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that exceeded book value by a nominal amount. At July 31, 2014, goodwill relating to our Specialty Packaging reporting unit was $6,567,000. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to the assumed compounded annual sales growth and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On July 31, 2014, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Other Assets

Debt issuance costs associated with our credit facilities are amortized to interest expense over the life of the credit facilities. As of July 31, 2014 and 2013, such debt issuance costs, net of related amortization, were included in other assets and amounted to $1,678,000 and $764,000, respectively. Debt issuance costs increased due to modifications to our credit facilities, as more fully described in Note 9 to the Consolidated Financial Statements.

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

Earnings Per Common Share

Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of unvested restricted stock awards, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities.

Advertising Costs

Our policy is to expense advertising costs as they are incurred. Advertising costs charged to expense were $2,656,000, $2,308,000 and $2,507,000 for fiscals 2014, 2013 and 2012, respectively.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant new taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and IRS notices and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Consolidated Statements of Income. In fiscals 2014 and 2013, we recorded excise taxes of $3,872,000 and $2,087,000, respectively, in cost of sales. The regulations regarding the calculations of the medical device taxes are complex and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these new taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Consolidated Financial Statements.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories, warranties and contingent guaranteed obligations. We account for contingent consideration relating to business combinations in accordance with ASC 805, “Business Combinations,” which requires us to record the fair value of contingent consideration as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other acquisition related liabilities can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the three year price floor relating to the August 1,

2011 acquisition of the business and substantially all of the assets of Byrne Medical, Inc. (the “Byrne Acquisition”) which fair value was determined using an option valuation model, the assumed contingent obligation relating to the Jet Prep Acquisition and the contingent guaranteed obligation relating to the PuriCore Acquisition, as further described in Note 6 to the Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, we evaluate the adequacy of our reserves and the estimates used in calculations of reserves as well as other judgmental financial statement items, including, but not limited to: collectability of accounts receivable, volume rebates and trade-in allowances, inventory values and obsolescence reserves, warranty reserves, contingent consideration, contingent guaranteed obligations, depreciation and amortization periods, deferred income taxes, goodwill and intangible assets, impairment of long-lived assets, unrecognized tax benefits for uncertain tax positions, medical device excise tax expense, reserves for legal exposure, stock-based compensation and expense accruals.  Such estimates and assumptions are subjective in nature. We reflect such amounts based upon the most recent information available.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which will supersede the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2014-09 on our financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on an organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for fiscal years beginning after December 15, 2014, with early adoption allowed. Once adopted, ASU 2014-08 will impact the reporting of future discontinued operations and disposals, if any.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. As we do not have any unrecognized tax benefits at July 31, 2014, we do not expect ASU 2013-11 to have a material impact on our financial position and results of operations.

3.                                      Acquisitions

Fiscal 2014

PuriCore International Limited

On June 30, 2014, we acquired from PuriCore plc, a publicly traded company in the United Kingdom (“UK”), all the issued and outstanding stock of its subsidiary PuriCore, a company located in the UK with pre-acquisition annual revenues (unaudited) of approximately $25,000,000 that sells automated endoscope reprocessors, endoscope drying and storage cabinets, chemistry and consumables, as well as comprehensive maintenance and validation services, primarily in the United Kingdom (the “PuriCore Business”). The total consideration for the transaction, excluding acquisition-related costs of $703,000, was $27,675,000, net of a $337,000 net asset value adjustment paid by the seller in August 2014. The PuriCore Business is included in our Endoscopy segment.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$8,982,000
Property, plant and equipment	972,000
Amortizable intangible assets (9- year weighted average life):
Customer relationships (10- year life)	11,340,000
Technology (6- year life)	1,760,000
Other (3- year life)	93,000
Non-current deferred income tax assets, net	1,924,000
Current liabilities	(10,085,000)
Other long-term liabilities	(753,000)
Net assets acquired	$14,233,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $13,442,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, has been included in our Endoscopy segment. Following the acquisition, we changed the name of PuriCore to Cantel Medical (UK) Limited.

In connection with the acquisition, we acquired certain ordinary course business assets and liabilities which included a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models. Although the terms of the guarantee provide for no limit to the maximum potential future payments, we have estimated the fair value of the liability on the date of the acquisition to be approximately $1,414,000, of which $693,000 was recorded in current liabilities and $721,000 was recorded in other long-term liabilities. This contingent guaranteed obligation increased goodwill on the date of the acquisition and is continually re-measured at each balance sheet date by recording changes in the fair value of the liability to general administrative expenses in our Consolidated Statements of Income, as further explained in Note 6 of the Consolidated Financial Statements. At July 31, 2014, such liability was $1,395,000 of which $684,000 was recorded in current liabilities and $711,000 was recorded in other long-term liabilities.

Since we will be continually re-measuring the contingent guaranteed obligation at each balance sheet date and recording changes in the fair value through our Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the discontinued endoscope reprocessing machine model is no longer used in the marketplace.

The principal reasons for the acquisition are as follows: (i) the expansion of our product offerings with a broader range of advanced endoscope reprocessing equipment suitable for various international markets, (ii) the opportunity to sell our chemistries and other products to PuriCore’s installed base through a direct sales force, (iii) the opportunity to transition our existing UK business from a distribution model to a direct sales model, (iv) the ability to expand our footprint and infrastructure in Europe and (v) the expectation that the acquisition will be accretive to our earnings per share in fiscal

2015 and beyond.

The PuriCore Business is included in our results of operations for the portion of fiscal 2014 subsequent to its acquisition date and is not reflected in fiscals 2013 and 2012. This acquisition had an insignificant impact on our results of operations due to the date of the acquisition being near our year-end.

Sterilator Company, Inc.

On January 7, 2014, we acquired all the issued and outstanding stock of Sterilator, a private company based in Cuba, New York that manufactures biological indicators and supplies for sterility assurance products, which are used to accurately monitor the effectiveness of sterilization processes. The total consideration for the transaction was $3,349,000.

The purchase price was allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Final
Net Assets	Allocation
Current assets	$1,058,000
Property, plant and equipment	521,000
Amortizable intangible assets (9- year weighted average life):
Customer relationships (11- year life)	130,000
Technology (8- year life)	510,000
Current liabilities	(321,000)
Deferred income tax liabilities	(276,000)
Net assets acquired	$1,622,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $1,727,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, has been included in our Healthcare Disposables segment.

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

The Sterilator Business is included in our results of operations for the portion of fiscal 2014 subsequent to its acquisition date and is not reflected in fiscals 2013 and 2012. This acquisition had an insignificant impact on our results of operations due to the small size of this business.

Jet Prep Ltd.

On November 5, 2013, we acquired all the issued and outstanding capital stock of Jet Prep, a private Israeli company that developed the Jet PrepTM Endoscopic Flushing Device, a novel single-use irrigation and aspiration catheter to improve visualization during colonoscopy procedures. The device has FDA 510(k) and CE Mark clearances and is in the beginning phase of commercialization by our global endoscopy sales force. Total consideration for the transaction, excluding transaction costs of $200,000, was $5,350,000 plus preliminarily estimated contingent consideration of $2,490,000 based on a percentage of sales above a minimum threshold over a seven year period, as further explained below. The Jet Prep Acquisition is included in our Endoscopy segment.

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased contingent consideration and goodwill by $2,490,000 to record our initial estimated fair value of the contingent consideration that would be earned over the seven year period ending November 4, 2020. On a quarterly basis subsequent to November 5, 2013, we re-measured the fair value of the contingent consideration and recorded the changes in fair value by increasing both contingent consideration and general administrative expenses, as further explained in Note 6 of the Consolidated Financial Statements. At July 31, 2014, the preliminary estimated fair value was $2,722,000 and was recorded in contingent consideration in the Consolidated Balance Sheets.

In connection with the acquisition, we acquired certain ordinary course business assets and liabilities as well as an obligation to repay the Israeli Government for $810,000 of seed funding that was previously granted to Jet Prep. In accordance with the seed funding agreement, the Israeli Government is entitled to a return on their investment that can range from one to nine times their total grant based upon specific conditions set forth in the seed funding agreement and applicable Israeli law, including the acceleration of payments if we transfer certain operations of the company or intellectual property outside of Israel. We account for this assumed contingent obligation to the Israeli Government by recording the fair value as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased accrued expenses by $4,000, other long-term liabilities by $1,716,000 and goodwill by $1,720,000 to record our initial estimated fair value of the assumed contingent obligation to the Israeli Government that would be earned on a percentage of sales over a forecasted period. On a quarterly basis subsequent to November 5, 2013, we re-measured the fair value of the assumed contingent liability and recorded the changes in fair value by increasing both other long-term liabilities and general administrative expenses, as further explained in Note 6 of the Consolidated Financial Statements. At July 31, 2014, the estimated fair value was $1,752,000, of which $3,000 was recorded in accrued expenses and $1,749,000 was recorded in other long-term liabilities.

Since we will be continually re-measuring the contingent consideration liability and the assumed contingent obligation at each balance sheet date and recording changes in the respective fair values through our Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration and until the assumed contingent obligation is satisfied or until sales of the Jet Prep Ltd. products no longer exist.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$82,000
Property, plant and equipment	65,000
Amortizable intangible asset:
Technology (7- year life)	3,730,000
Current liabilities	(104,000)
Other long-term liabilities	(1,716,000)
Net assets acquired	$2,057,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $5,783,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, has been included in our Endoscopy segment.

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

The Jet Prep Business is included in our results of operations for the portion of fiscal 2014 subsequent to its acquisition date and is not reflected in fiscals 2013 and 2012. Since the commercialization of the Jet Prep Endoscopic Flushing Device is in the beginning phase, this acquisition has not yet generated any sales and did not have a significant impact on our results of operations.

Fiscal 2013

Siemens’ Hemodialysis Water Business

On March 22, 2013, we entered into an asset purchase agreement under which we acquired certain net assets of Siemens’ hemodialysis water business primarily consisting of customer service agreements for over 600 dialysis customers in the United States and Canada. Such service agreements had contributed over $9 million in revenue to Siemens in calendar year 2012 (unaudited) and were assigned from Siemens to us on an individual customer by customer basis to ensure a seamless transition. The acquisition date of the Siemens Water Business was July 30, 2013, which is when the majority of the customer service agreements were transferred and therefore control of the business had been achieved. The total consideration for the transaction, excluding transaction costs of $362,000, was $8,300,000, which was paid on March 22, 2013.

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

The principal reasons for the acquisition were as follows: (i) the opportunity to increase service revenue and profitability of our Water Purification and Filtration service network due to improved operating leverage, (ii) the expansion of our business’s North American footprint into new geographies, (iii) the opportunity to sell capital equipment and recurring consumables to new customers and (iv) the expectation that the acquisition will be accretive to our earnings per share beyond fiscal 2013.

Due to the size of this business in relation to our overall consolidated results of operations, the Siemens Water Acquisition did not have a significant effect on our results of operations in fiscal 2014 and the portion of fiscal 2013 subsequent to its acquisition date, and is not reflected in our results of operations in fiscal 2012. The Siemens Water Business is included in our Water Purification and Filtration segment.

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

The acquisition of Eagle Pure Water is included in our results of operations for fiscal 2014 and the portion of fiscal 2013 subsequent to its acquisition date, and is not reflected in fiscal 2012. This acquisition had an insignificant impact on our results of operations.

Polyp Trap

On November 13, 2012 we acquired the intellectual property, inventory, fixed assets and exclusive distribution rights of a polyp trap product line for $486,000.  This product line is used principally in the performance of endoscopy procedures for the purpose of safely and efficiently collecting tissue biopsy material.  The polyp trap product line is included in our Medivators procedure product portfolio, which is part of the Endoscopy segment.

This acquisition is included in our results of operations for fiscal 2014 and the portion of fiscal 2013 subsequent to its acquisition date, and is not reflected in fiscal 2012. This acquisition had an insignificant impact on our results of operations.

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

The principal reasons for the acquisition were (i) to expand our sterility assurance monitoring product portfolio, (ii) to expand our market share of the dental mail-in biological monitoring industry when combined with our existing monitoring business, (iii) to expand into the acute-care hospital market and alternate care markets, (iv) to increase the likelihood of cross-selling our existing products, (v) to leverage our Healthcare Disposables segment’s sales and marketing infrastructure and (vi) the expectation that the acquisition will be accretive to our earnings per share in fiscal 2013 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The acquisition of the SPS Business is included in our results of operations for fiscal 2014 and the portion of fiscal 2013 subsequent to its acquisition date, and is not reflected in fiscal 2012.

Fiscal 2012

Byrne Medical, Inc. Disposable Endoscopy Products Business

On August 1, 2011 we acquired the business and substantially all of the assets of Byrne Medical, Inc. (“BMI”), a privately owned, Texas-based company that designed, manufactured and sold an innovative array of disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures (the “Byrne Medical Business”).  Excluding acquisition-related costs of $1,099,000 (of which $626,000 and $473,000 was recorded in general administrative expenses in fiscals 2013 and 2012, respectively), we paid an aggregate purchase price of $99,361,000 (which reflects a $639,000 decrease resulting from a net asset value adjustment that was recorded as a reduction of goodwill in December 2011). The purchase price was comprised of $89,361,000 in cash and $10,000,000 in shares of Cantel common stock that is subject to both a multi-year lock-up and three-year price floor (described below). After giving effect for the Company’s three-for-two stock splits, the stock consideration consisted of 902,528 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($11.08). In addition, there was up to $10,000,000 in potential cash contingent consideration payable to BMI over two years based on the achievement by the acquired business of certain targeted amounts of gross profit. A portion of the purchase price (including the stock consideration) was placed in escrow as security for indemnification obligations of BMI and its principal stockholder, Mr. Don Byrne. In addition, we purchased certain land and buildings utilized by the Byrne Medical Business from Byrne Investments LLC, an affiliate of Mr. Byrne, for $5,900,000.

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

Subject to certain conditions and limitations, under the price floor referred to above, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we will pay to BMI in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor is a free standing financial instrument that we are required to record as a liability at fair value on the date of acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Consolidated Statements of Income. Accordingly, on August 1, 2011 we increased acquisitions payable and goodwill by $3,000,000 to record our initial estimated fair value of the three-year price floor. The fair value of this liability was determined using the Black-Scholes option valuation model. During fiscals 2014, 2013 and 2012, we re-measured the fair value of the price floor and recorded a total of $45,000, $992,000 and $1,963,000, respectively, in fair value changes decreasing both acquisitions payable and general and administrative expenses in the Consolidated Financial Statements, thereby decreasing the price floor liability to zero at July 31, 2014, as more fully described in Note 6 to the Consolidated Financial Statements.

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

Since the acquisition was completed on the first day of fiscal 2012, the results of operations of the Byrne Medical Business are included in our results of operations in fiscals 2014, 2013 and 2012.  As a result of the acquisition, we changed the name of our reporting segment previously known as Endoscope Reprocessing to Endoscopy. The operations of the Byrne Medical Business are fully included within our Endoscopy segment.

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

4.             Inventories

A summary of inventories is as follows:

	July 31,
	2014	2013

Raw materials and parts	$27,365,000	$23,815,000
Work-in-process	7,510,000	6,945,000
Finished goods	24,862,000	23,407,000
Total	$59,737,000	$54,167,000

5.             Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of July 31, 2014, all of our derivatives were designated as hedges, except for our remaining interest rate swap agreement, as further explained below. We do not hold any derivative financial instruments for speculative or trading purposes.

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

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British Pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British Pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were three foreign currency forward contracts with an aggregate value of $11,800,000 at July 31, 2014, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on August 31, 2014. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in net currency conversion losses, net of tax, of $88,000, $86,000 and $20,000 in fiscals 2014, 2013 and 2012, respectively, on the items hedged. Gains and losses related to hedging contracts to buy Euros, Singapore dollars and British Pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

The interest rate on our outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Consolidated Financial Statements. In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agree to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. Such interest rate swap agreements were designated as cash flow hedge instruments and were designed to be effective in offsetting changes in the cash flows related to the hedged borrowings. With respect to our former term loan facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our revolving credit facility, the interest rate swap was for the period that began August 8, 2012 and ended January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reduced semi-annually by increments of $5,000,000, and the fixed interest cash flow was at a one month LIBOR rate of 0.496%. As more fully described in Note 6 to the Consolidated Financial Statements, we account for the interest rate swap agreements by initially recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income. Amounts are reclassified from accumulated other comprehensive income to interest expense in the Consolidated Statements of Income in the period the hedged transaction affects earnings. At the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair value or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. This formal assessment includes a comparison of the terms of the interest rate swap agreements and hedged borrowings to ensure they coincide as well as an evaluation of the continued ability of the counterparty to the interest rate swap agreements and the Company to honor their obligations under such agreements. At January 31, 2014, our formal assessment concluded that the changes in the fair value of both derivative instruments that began on August 8, 2012 had been highly effective. However, the remaining derivative instrument, which relates solely to our former term loan facility, was determined to be ineffective beginning as of January 31, 2014 due to the modifications to our credit facilities in March 2014, as more fully described in Note 9 to the Consolidated Financial Statements. Accordingly, the fair value of the interest rate swap agreement of $113,000 relating to our former term loan facility was recognized in interest expense in January 2014. Changes in the fair value of the derivative instrument subsequent to January 31, 2014 are recognized immediately in interest expense.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of July 31, 2014 and 2013, our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

In order to protect our interest rate exposure in future years, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described in Notes 5 and 9 to the Consolidated Financial Statements. Our interest rate swap agreements are classified within Level 2 and are valued using discounted cash flow analyses based on the terms of the contracts and interest rate curves. Changes in fair value in the interest rate swap agreement relating to our revolving credit facility during the six months ended January 31, 2014 and fiscals 2013 and 2012 were recorded in accumulated other comprehensive income in the Consolidated Statements of Comprehensive Income. Amounts were reclassified from accumulated other comprehensive income in the period the hedged transaction affected earnings. Similarly, changes in fair value in the interest rate swap agreement relating to our former term loan facility were recorded in accumulated other comprehensive income in the Consolidated Statements of Comprehensive Income until January 31, 2014, at which time the interest rate swap agreement was determined to be ineffective and the remaining fair value of the derivative instrument was recognized in interest expense, as further explained in Note 5 to the Consolidated Financial Statements.

On June 30, 2014, we recorded a $1,414,000 liability for the estimated fair value of a contingent guaranteed obligation relating to the PuriCore Acquisition, as further described in Note 3 to the Consolidated Financial Statements. This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of the contingent guaranteed obligation was based on the estimated cost to repair endoscopes that may be damaged by one of PuriCore’s discontinued endoscope reprocessing machine models that remains in the marketplace, the historical frequency of claims and the likely timeframe that each machine will continue to be used. As such, the determination of the fair value of this contingent guarantee obligation is subjective in nature and can be impacted by significant changes in third party service repair rates, the frequency of claims and a change in the expected life of these discontinued machines.  At the date of the acquisition, the cash flow projection relating to this contingent guaranteed obligation was discounted using a rate of 10.1%, which was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This liability will be adjusted periodically by recording changes in the fair value through our Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuation. Given the subjective nature of the assumptions used in the determination of fair value, we may potentially have significant earnings volatility in our future results of operations.

On November 5, 2013, we recorded a $2,490,000 liability for the estimated fair value of contingent consideration and a $1,720,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government relating to the Jet Prep Acquisition, as further described in Note 3 to the Consolidated Financial Statements. These fair value measurements were based on significant inputs not observed in the market and thus represent Level 3 measurements.

The fair values of the contingent consideration liability and assumed contingent obligation were based on percentages of future sales projections of the Jet Prep Business, above a minimum threshold with respect to the contingent consideration, under various potential scenarios over a seven year period ending November 4, 2020 and weighting the probability of these outcomes.  As such, the determinations of fair values of these contingent liabilities are subjective in nature and highly dependent on future sales projections.  At the date of the acquisition, the cash flow projections relating to the contingent consideration and assumed contingent obligation were discounted using rates of 12.6% and 2.5%, respectively. The discount rate relating to the contingent consideration was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. Since payment of the assumed contingent obligation to the Israeli Government is highly probable, the discount rate relating to this government obligation was based on a risk free rate plus a premium for non-performance risk. These two liabilities will be adjusted periodically by recording changes in the fair value through our Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuations. Due to the structure of the acquisition, any such adjustments through our Consolidated Statements of Income will not be tax effected, except for amounts in excess of $810,000 with respect to the assumed contingent obligation, therefore impacting our effective tax rate.

The actual contingent consideration and assumed contingent obligation have the potential of being between zero and a percentage of unlimited sales that could occur until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied in full, or until the sales of the Jet Prep Ltd. products no longer exist. However, with respect to the contingent consideration, the different likely scenarios of future sales projections used in our fair value determination resulted in total potential contingent consideration payments ranging between zero and approximately $7,000,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $2,722,000 at July 31, 2014. With respect to the assumed contingent obligation, the different likely scenarios of future sales projections used in our fair value determination resulted in total potential future payments ranging between zero and approximately $2,430,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $1,752,000 at July 31, 2014. Such fair value amounts would have been higher or lower if we had used different probability factors, future sales projections or discount factors. Given the subjective nature of the assumptions used in the determinations of fair value, we may potentially have significant earnings volatility in our future results of operations.

On August 1, 2011 (the first day of our fiscal 2012), we recorded a $2,700,000 liability for the estimated fair value of contingent consideration and a $3,000,000 liability for the estimated fair value of a three year price floor relating to the Byrne Acquisition. These fair value measurements were based on significant inputs not observed in the market and thus represent Level 3 measurements.

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

After giving effect for the Company’s three-for-two stock splits, the stock portion of the consideration paid for the Byrne Acquisition consisted of 902,528 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($11.08). Subject to certain conditions and limitations, under a three year price floor, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we would pay to the sellers in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor is a free standing financial instrument that we recorded as a liability at fair value on the date of acquisition.

The fair value of the three year price floor liability was determined using the Black-Scholes option valuation model, which is affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield. This liability is adjusted periodically by recording changes in the fair value through our Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. The decrease to the fair value of the price floor (as determined by the Black-Scholes option valuation model) was recorded as a decrease to accrued expenses or contingent consideration and general and administrative expenses in the Consolidated Financial Statements and was primarily due to the impact of our stock price being higher than at the time of the acquisition, the life of the price floor being less than three years and changes in the expected stock price volatility. Based on the closing price of Cantel common stock on the NYSE of $33.53 on July 31, 2014, payment to the sellers was not required.

We had contingent consideration relating to the acquisition on February 11, 2011 of certain net assets of the sterilization monitoring business of ConFirm Monitoring Systems, Inc. (the “ConFirm Monitoring Business” or “ConFirm”). The fair value of this liability was based on future sales projections of the ConFirm Monitoring Business under various potential scenarios for the one year period ended January 31, 2012 and weighting the probability of these outcomes.  At the date of the acquisition, these cash flow projections were discounted using a rate of 7%. The discount rate was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This analysis resulted in an initial contingent consideration liability of $656,000, which was subsequently adjusted by recording the change in the fair value through our results of operations as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis. These fair value measurements were based on significant inputs not observed in the market and thus represented Level 3 measurements.  Based on actual sales results for the one year period ended January 31, 2012, the final contingent consideration liability was determined to be $855,000 at January 31, 2012 and was paid in March 2012.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	July 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,702,000	$—	$—	$1,702,000
Total assets	$1,702,000	$—	$—	$1,702,000

Liabilities:
Accrued expenses:
Interest rate swap agreement	$—	$69,000	$—	$69,000
Contingent guaranteed obligation	—	—	684,000	684,000
Total accrued expenses	—	69,000	684,000	753,000
Contingent consideration	—	—	2,722,000	2,722,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,752,000	1,752,000
Contingent guaranteed obligation	—	—	711,000	711,000
Total other long-term liabilities:	—	—	2,463,000	2,463,000
Total liabilities	$—	$69,000	$5,869,000	$5,938,000

	July 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$4,241,000	$—	$—	$4,241,000
Total assets	$4,241,000	$—	$—	$4,241,000

Liabilities:
Accrued expenses:
Interest rate swap agreements	$—	$133,000	$—	$133,000
Total accrued expenses	—	133,000	—	133,000
Contingent consideration	—	—	45,000	45,000
Other long-term liabilities:
Interest rate swap agreements	—	29,000	—	29,000
Total liabilities	$—	$162,000	$45,000	$207,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscals 2014, 2013 and 2012 is as follows:

					Jet Prep	PuriCore
	ConFirm	Byrne	Byrne	Jet Prep	Assumed	Contingent
	Contingent	Contingent	Price	Contingent	Contingent	Guaranteed
	Consideration	Consideration	Floor	Consideration	Obligation	Obligation	Total
Balance, July 31, 2011	$775,000	$—	$—	$—	$—	$—	$775,000
Total net unrealized losses (gains) included in general and administrative expense in earnings	80,000	(1,200,000)	(1,963,000)	—	—	—	(3,083,000)
Net purchases, issuances, sales and settlements	(855,000)	2,700,000	3,000,000	—	—	—	4,845,000
Balance, July 31, 2012	—	1,500,000	1,037,000	—	—	—	2,537,000
Total net unrealized gains included in general and administrative expense in earnings	—	(1,500,000)	(992,000)	—	—	—	(2,492,000)
Net purchases, issuances, sales and settlements	—	—	—	—	—	—	—
Balance, July 31, 2013	—	—	45,000	—	—	—	45,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	—	—	(45,000)	232,000	32,000	—	219,000
Net purchases, issuances, sales and settlements	—	—	—	2,490,000	1,720,000	1,395,000	5,605,000
Balance, July 31, 2014	$—	$—	$—	$2,722,000	$1,752,000	$1,395,000	$5,869,000

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property, equipment and other assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. For our quantitative test, we use a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies, where appropriate. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management performs a qualitative assessment, and if a quantitative assessment is necessary, we compare the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows are sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On July 31, 2014, management concluded that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during fiscal 2014 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of July 31, 2014 and 2013, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of July 31, 2014 and 2013, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates, principally under LIBOR contracts ranging from one to twelve months.

7.             Intangibles and Goodwill

Our intangible assets with definite lives consist primarily of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years. Amortization expense related to intangible assets was $10,641,000, $10,061,000 and $9,124,000 for fiscals 2014, 2013 and 2012, respectively. Our intangible assets that have indefinite useful lives and therefore are not amortized consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	July 31, 2014
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$83,145,000	$(31,336,000)	$51,809,000
Technology	26,405,000	(11,444,000)	14,961,000
Brand names	12,680,000	(9,431,000)	3,249,000
Non-compete agreements	3,129,000	(754,000)	2,375,000
Patents and other registrations	2,073,000	(792,000)	1,281,000
	127,432,000	(53,757,000)	73,675,000
Trademarks and tradenames	9,277,000	—	9,277,000
Total intangible assets	$136,709,000	$(53,757,000)	$82,952,000

	July 31, 2013
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$72,142,000	$(25,379,000)	$46,763,000
Technology	21,006,000	(9,642,000)	11,364,000
Brand names	12,680,000	(8,045,000)	4,635,000
Non-compete agreements	3,159,000	(541,000)	2,618,000
Patents and other registrations	1,768,000	(606,000)	1,162,000
	110,755,000	(44,213,000)	66,542,000
Trademarks and tradenames	9,387,000	—	9,387,000
Total intangible assets	$120,142,000	$(44,213,000)	$75,929,000

Estimated annual amortization expense of our intangible assets for the next five years is as follows:

Year Ending July 31,
2015	$12,150,000
2016	9,044,000
2017	8,466,000
2018	8,161,000
2019	7,838,000

Goodwill changed during fiscals 2014 and 2013 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	Other	Goodwill

Balance, July 31, 2012	$59,230,000	$53,288,000	$55,864,000	$8,133,000	$7,140,000	$183,655,000
Acquisitions	—	4,043,000	24,244,000	—	—	28,287,000
Foreign currency translation	—	(152,000)	—	—	(172,000)	(324,000)
Balance, July 31, 2013	59,230,000	57,179,000	80,108,000	8,133,000	6,968,000	211,618,000
Acquisitions	19,225,000	—	1,727,000	—	—	20,952,000
Foreign currency translation	(181,000)	(341,000)	—	—	(401,000)	(923,000)
Balance, July 31, 2014	$78,274,000	$56,838,000	$81,835,000	$8,133,000	$6,567,000	$231,647,000

On July 31, 2014, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2014, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that exceeded book value by a nominal amount. At July 31, 2014, goodwill relating to our Specialty Packaging reporting unit was $6,567,000. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to the assumed compounded annual sales growth and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections, future impairment charges may be recorded. On July 31, 2014, management concluded that no events or changes in circumstances have occurred in fiscal 2014 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

8.             Warranties

A summary of activity in the warranty reserves follows:

	Year Ended July 31,
	2014	2013

Beginning balance	$1,261,000	$1,667,000
Acquisitions	221,000	45,000
Provisions	2,627,000	1,893,000
Settlements	(2,519,000)	(2,344,000)
Foreign currency translation	(1,000)	—
Ending Balance	$1,589,000	$1,261,000

The warranty provisions and settlements in fiscals 2014 and 2013 relate principally to the Company’s endoscope reprocessing and water purification products. Warranty reserves are included in accrued expenses in the Consolidated Balance Sheets.

9.             Financing Arrangements

In March 2014, we modified our existing $100,000,000 senior secured revolving credit facility (the “Existing Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Existing Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “New Credit

Agreement”). The New Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “New Revolving Credit Facility”).  The Existing Term Loan Facility was terminated after the outstanding balance was reassigned to the New Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the New Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The New Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of Cantel’s domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the New Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to the Existing Revolving Credit Facility. The total of these two amounts is being amortized over the life of the New Credit Agreement. The remaining unamortized debt issuance costs of $84,000 relating to the Existing Term Loan Facility was charged to interest expense on March 4, 2014 when the Existing Term Loan Facility was terminated. At July 31, 2014, unamortized debt issuance costs recorded in other assets amounted to $1,678,000.

Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New Credit Agreement (“Consolidated EBITDA”). At July 31, 2014, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.16% to 0.60%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at July 31, 2014. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at July 31, 2014.

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

On July 31, 2014, we had $80,500,000 of outstanding borrowings under the New Credit Agreement.  Subsequent to July 31, 2014, we repaid $5,500,000 resulting in total outstanding borrowings of $75,000,000 at September 29, 2014, none of which is required to be repaid until March 2019.

10.                               Income Taxes

The consolidated effective tax rate was 36.9%, 35.0% and 34.5% for fiscals 2014, 2013, and 2012, respectively, and reflects income tax expense for our United States and international operations at their respective statutory rates.

The fiscal 2014 consolidated effective tax rate of 36.9% was adversely affected by (i) certain acquisition costs that are not tax deductible in certain foreign countries and (ii) the initial operating losses in our newly acquired Jet Prep entity for which no corresponding tax benefit was recorded since the commercialization of the product is in the beginning phase. Additionally, federal legislation that expired in December 2013 also had an unfavorable impact on our effective tax rate when compared to fiscal 2013.

The fiscal 2013 consolidated effective tax rate of 35.0% was favorably affected by the impact of the finalization of tax examinations in March 2013 and federal tax legislation enacted in January 2013.

The provision for income taxes consists of the following:

	Year Ended July 31,
	2014		2013		2012
	Current	Deferred	Current	Deferred	Current	Deferred

United States:
Federal	$22,119,000	$(896,000)	$18,122,000	$(351,000)	$13,593,000	$390,000
State	3,710,000	(348,000)	3,010,000	223,000	2,144,000	78,000
Canada	417,000	(39,000)	221,000	(174,000)	324,000	(85,000)
Singapore	175,000	19,000	130,000	10,000	101,000	(13,000)
Netherlands	143,000	70,000	—	(76,000)	—	—
United Kingdom	—	(24,000)	—	—	—	—
Total	$26,564,000	$(1,218,000)	$21,483,000	$(368,000)	$16,162,000	$370,000

The geographic components of income before income taxes are as follows:

	Year Ended July 31,
	2014	2013	2012

United States	$67,288,000	$57,973,000	$44,120,000
Canada	1,030,000	(5,000)	531,000
Singapore	1,093,000	1,038,000	713,000
Netherlands	46,000	1,344,000	152,000
United Kingdom	(120,000)	—	—
Israel	(726,000)	—	—
Japan	—	4,000	2,353,000
Total	$68,611,000	$60,354,000	$47,869,000

The effective tax rate differs from the United States statutory tax rate of 35.0% in fiscals 2014, 2013 and 2012 due to the following:

	Year Ended July 31,
	2014	2013	2012

Expected statutory tax	$24,014,000	$21,124,000	$16,754,000
Differential attributable to foreign operations:
Canada	17,000	49,000	54,000
Singapore	(189,000)	(224,000)	(161,000)
Netherlands	197,000	(546,000)	(53,000)
United Kingdom	18,000	—	—
Israel	254,000	—	—
Japan	—	(1,000)	(824,000)
State and local taxes	2,178,000	2,044,000	1,434,000
Domestic production deduction	(1,553,000)	(1,265,000)	(1,009,000)
Taxes on foreign dividends	118,000	120,000	(72,000)
R&E tax credit	(183,000)	(492,000)	(138,000)
Investment impairment	—	—	175,000
Other	475,000	306,000	372,000
Total income tax expense	$25,346,000	$21,115,000	$16,532,000

Deferred income tax assets and liabilities are comprised of the following:

	July 31,
	2014	2013
Current deferred tax assets:
Accrued expenses	$2,753,000	$2,337,000
Inventories	1,321,000	1,149,000
Accounts receivable	732,000	676,000
Foreign NOLs	—	76,000
Subtotal	4,806,000	4,238,000
Valuation allowance	(1,255,000)	(109,000)
	$3,551,000	$4,129,000
Non-current deferred tax assets:
Other long-term liabilities	$928,000	$527,000
Stock-based compensation	2,633,000	2,138,000
Capital investment	175,000	175,000
Foreign tax credit	133,000	133,000
Domestic NOLs	2,660,000	83,000
Foreign NOLs	4,552,000	—
Subtotal	11,081,000	3,056,000
Valuation allowance	(2,283,000)	(199,000)
	8,798,000	2,857,000
Non-current deferred tax liabilities:
Property and equipment	(4,784,000)	(6,310,000)
Intangible assets	(12,554,000)	(9,840,000)
Goodwill	(9,265,000)	(7,893,000)
	(26,603,000)	(24,043,000)
Net non-current deferred tax liabilities	$(17,805,000)	$(21,186,000)

Deferred tax assets and liabilities have been adjusted for changes in statutory tax rates as appropriate. Such changes only have a significant impact in the United States, and to a lesser extent in Canada, where a substantial portion of our deferred tax items exist. Such deferred tax items existing in the United States reflect a combined U.S. Federal and state effective rate of approximately 37.6% and 37.9% for fiscals 2014 and 2013, respectively.

At July 31, 2014, we had federal and state NOLs for domestic tax reporting purposes of $29,098,000.  Included in this amount is $155,000 in federal NOLs that originated from the acquisition of the Purity Water Company of San Antonio, Inc. on June 1, 2010 and will begin to expire on July 31, 2029. The remainder of $28,943,000 relates to New Jersey state NOLs for fiscal years 2012 through 2014.  These NOLs will start to expire on July 31, 2032.  Since we do not have any significant operations in New Jersey other than our corporate headquarters, we currently believe it is more likely than not that we will be unable to utilize these NOLs. Accordingly, valuation allowances have been established for these state NOLs.

For foreign tax reporting purposes, our NOLs at July 31, 2014 are approximately $21,076,000 and originated from the PuriCore and Jet Prep acquisitions. The PuriCore and Jet Prep NOLs, which both do not expire, are approximately $15,896,000 and $5,180,000, respectively, and are fully available for utilization against future profits in the United Kingdom and Israel, respectively. However, since Jet Prep was a development company and we are in the beginning phase of commercialization of its product, it has not generated any profits in fiscal 2014 or historically, and therefore valuation allowances have been established for these NOLs.

At both July 31, 2014 and 2013, we had deferred tax assets of $133,000 related to foreign tax credits that resulted from foreign source income in fiscals 2014 and 2013, net of foreign tax credit utilization. As we currently do not expect significant future foreign source income, valuation allowances have been established for these foreign tax credits as we currently believe that it is more likely than not that we will not utilize such foreign tax credits.

We increased our overall valuation allowances during fiscal 2014 by $3,230,000 from $308,000 at July 31, 2013 to $3,538,000 at July 31, 2014, primarily due to the increase in the domestic and foreign NOLs as described above. Such increases of our overall valuation allowances during fiscal 2014 did not have an impact on our consolidated effective tax rate.

We also have a $175,000 valuation allowance relating to our inability to deduct a fiscal 2012 capital loss on our BIOSAFE investment, as more fully explained in Note 21 to the Consolidated Financial Statements.

During fiscal 2014 and fiscal 2013, no dividends were repatriated from our foreign subsidiaries. All of the undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested at July 31, 2014. Accordingly, no provision has been made for United States income taxes from repatriation of these earnings.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2012	$124,000
Activity during fiscal 2013	—
Unrecognized tax benefits on July 31, 2013	124,000
Activity during fiscal 2014	(124,000)
Unrecognized tax benefits on July 31, 2014	$—

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

11.                               Commitments and Contingencies

Long-Term Contractual Obligations

As of July 31, 2014, aggregate annual required payments over the next five years and thereafter under our contractual obligations that have long-term components are as follows:

	Year Ended July 31,
	(Amounts in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total

Maturity of the credit facility	$—	$—	$—	$—	$80,500	$—	$80,500
Expected interest payments under the credit facility (1)	1,465	1,465	1,465	1,465	855	—	6,715
Minimum commitments under noncancelable operating leases	3,811	2,940	2,252	1,529	990	2,772	14,294
Compensation agreements	7,271	1,769	600	350	350	496	10,836
Contingent consideration (2)	—	70	554	947	1,124	1,522	4,217
Assumed contingent liability (3)	4	47	226	428	574	622	1,901
Contingent guaranteed obligation (4)	683	454	234	171	171	—	1,713
Deferred compensation and other	42	64	50	35	12	15	218
Total contractual obligations	$13,276	$6,809	$5,381	$4,925	$84,576	$5,427	$120,394

(1)         The expected interest payments under our credit facility reflect an interest rate of 1.82%, which was our weighted average interest rate on outstanding borrowings at July 31, 2014.

(2)         These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the July 31, 2014 Consolidated Balance Sheet at its net present value of $2,722,000 using a discount rate of 12.6%.

(3)         These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the July 31, 2014 Consolidated Balance Sheet at its net present value of $1,752,000 using a discount rate of 2.5%.

(4)         These future potential payments of a contingent guaranteed obligation relate to the PuriCore Acquisition, as further explained below, and are reflected in the July 31, 2014 Consolidated Balance Sheet at its net present value of $1,395,000 using a discount rate of 10%.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Five of the more significant leases that contain escalation clauses are two building leases for our Water Purification and Filtration business, two building leases for our Healthcare Disposables business and one building lease for our Specialty Packaging business. The two Water Purification and Filtration building leases are for the United States headquarters in suburban Philadelphia, Pennsylvania and the Canadian headquarters in suburban Toronto, Ontario. The lease for the Philadelphia building provides for monthly base rent of approximately $16,200 during fiscal 2015 and escalates annually to approximately $20,100 in fiscal 2025 when it expires. The Toronto building lease provides for monthly base rent of approximately $15,000 in fiscal 2015 when it expires. Both the Philadelphia and Toronto building leases are guaranteed by Cantel. The Healthcare Disposables segment has two significant building leases with escalation clauses that are used for manufacturing and warehousing. One building in Sharon, Pennsylvania provides for monthly base rent of approximately $18,800 during fiscal 2015 and escalates annually to approximately $20,800 in fiscal 2024 when it expires. The second building lease in Santa Fe Springs, California provides for monthly base rent of approximately $19,300 in fiscal 2015 when it expires. Additionally, our Specialty Packaging segment has a building lease in Edmonton, Alberta with an escalation clause that is used for manufacturing and warehousing. Such lease provides for monthly base rent of approximately $7,600 escalating to approximately $8,500 for fiscals 2016 through 2021 when it expires.

Our Healthcare Disposables business also rents a building in Cuba, New York for manufacturing and warehousing and has a lease that provides for monthly base rent of approximately $8,000 until it expires in fiscal 2019. This facility is owned by an entity controlled by two former owners of Sterilator who are now also employees in our Healthcare Disposable segment.

Rent expense related to operating leases for fiscal 2014 was recorded on a straight-line basis and aggregated $4,409,000, compared with $4,147,000 and $4,104,000 for fiscals 2013 and 2012, respectively.

Contingent Consideration and Assumed Contingent Liability

In relation to the Jet Prep Acquisition on November 5, 2013, we have recorded a $2,490,000 liability for the estimated fair value of contingent consideration payable to the sellers and a $1,720,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Notes 3 and 6 to the Consolidated Financial Statements, which will be payable based on future sales of the Jet Prep Business (above a minimum threshold with respect to the contingent consideration liability).  Additionally, in connection with the PuriCore Acquisition, we assumed a $1,414,000 contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models, as further described in Notes 3 and 6 to the Consolidated Financial Statements. As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring these liabilities at each balance sheet date and recording changes in the respective fair values through our Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation and contingent guaranteed obligation are satisfied, or until the sales of the Jet Prep products no longer exist.

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

12.                               Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for fiscals 2014, 2013 and 2012 were as follows:

	Foreign
	Currency	Interest Rate
	Translation	Swap
	Adjustments	Agreements	Total

Balance, July 31, 2011	$9,283,000	$—	$9,283,000
Other comprehensive loss	(1,158,000)	(335,000)	(1,493,000)
Income tax effect on other comprehensive loss	260,000	125,000	385,000
Balance, July 31, 2012	8,385,000	(210,000)	8,175,000
Other comprehensive loss before reclassifications	(435,000)	(50,000)	(485,000)
Income tax effect on other comprehensive loss before reclassifications	3,130,000	18,000	3,148,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	222,000	222,000
Income tax effect on reclassification adjustments	—	(83,000)	(83,000)
Balance, July 31, 2013	11,080,000	(103,000)	10,977,000
Other comprehensive loss before reclassifications	(1,528,000)	(47,000)	(1,575,000)
Income tax effect on other comprehensive loss before reclassifications	—	17,000	17,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	96,000	96,000
Reclassification adjustments for ineffective hedge on interest rate swap included in net income during the period	—	113,000	113,000
Income tax effect on reclassification adjustments	—	(76,000)	(76,000)
Balance, July 31, 2014	$9,552,000	$—	$9,552,000

In fiscal 2013, we made a decision to permanently reinvest our unremitted foreign earnings into our international growth initiatives and foreign working capital needs as part of our overall strategic growth plan. Accordingly, we recorded a tax adjustment of $3,130,000 in fiscal 2013 reversing the income tax effect on accumulated foreign currency translation adjustments.

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

The following table sets forth the computation of basic and diluted EPS available to shareholders of common stock (excluding participating securities):

	Year Ended July 31,
	2014	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$43,265,000	$39,239,000	$31,337,000
Less income allocated to participating securities	(581,000)	(608,000)	(580,000)
Net income available to common shareholders	$42,684,000	$38,631,000	$30,757,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	40,751,629	40,267,885	39,586,170

Dilutive effect of stock options using the treasury stock method and the average market price for the year	159,685	289,007	438,753

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	40,911,314	40,556,892	40,024,923

Earnings per share attributable to common stock:
Basic earnings per share	$1.05	$0.96	$0.78

Diluted earnings per share	$1.04	$0.95	$0.77

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, is set forth in the following table:

	Year Ended July 31,
	2014	2013	2012
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	40,911,314	40,556,892	40,024,923

Participating securities	558,252	639,827	751,896

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,469,566	41,196,719	40,776,819

14.                               Repurchase of Shares

The Company does not currently have a publicly announced stock repurchase program. All of the shares purchased during fiscals 2014 and 2013 represent shares surrendered to the Company relating to cashless exercises of stock options and to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options. In fiscals 2014 and 2013, such purchases amounted to 155,894 and 172,046 shares at a total average price per share of $33.65 and $19.37, respectively.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares. However, during the first six months of the twelve months ended July 31, 2013, we reissued 474,266 shares (and 160,904 shares during the fourth quarter of fiscal 2012) from treasury stock for the exercise of stock options and grant of stock awards.

15.                               Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Consolidated Statements of Income:

	Year Ended July 31,
	2014	2013	2012

Cost of sales	$337,000	$174,000	$195,000
Operating expenses:
Selling	665,000	329,000	397,000
General and administrative	4,339,000	3,198,000	3,203,000
Research and development	68,000	32,000	45,000
Total operating expenses	5,072,000	3,559,000	3,645,000
Stock-based compensation before income taxes	5,409,000	3,733,000	3,840,000
Income tax benefits	(1,909,000)	(1,343,000)	(1,363,000)
Total stock-based compensation expense, net of tax	$3,500,000	$2,390,000	$2,477,000

Decrease in earnings per common share due to stock-based compensation:

Basic	$0.08	$0.06	$0.06

Diluted	$0.08	$0.06	$0.06

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At July 31, 2014, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $7,620,000 with a remaining weighted average period of 16 months over which such expense is expected to be recognized. The majority of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2011	545,838	$8.01
Granted	536,859	9.48
Canceled	(83,002)	8.63
Vested	(291,687)	7.77
Nonvested stock awards at July 31, 2012	708,008	9.15
Granted	210,484	17.55
Canceled	(14,244)	11.31
Vested	(298,481)	9.26
Nonvested stock awards at July 31, 2013	605,767	11.96
Granted	258,760	31.95
Canceled	(10,066)	15.70
Vested	(328,619)	11.13
Nonvested stock awards at July 31, 2014	525,842	$22.25

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

Weighted-Average
Black-Scholes Option	Year Ended	Year Ended
Valuation Assumptions	July 31, 2014	July 31, 2013

Dividend yield	0.28%	0.37%
Expected volatility (1)	42.70%	50.90%
Risk-free interest rate (2)	1.44%	0.67%
Expected lives (in years) (3)	5.00	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate based on the expected life at the date of grant.

(3) Based on historical exercise behavior.

Additionally, all options were considered to be deductible for tax purposes in the valuation model, except for certain options granted to employees residing outside of the United States. Such non-qualified options were tax-effected using the Company’s estimated U.S. effective tax rate at the time of grant. In fiscal 2014, the weighted average fair value of options granted was $12.08. The aggregate intrinsic value (i.e. the excess market price over the exercise price) of all options exercised was approximately $5,702,000, $6,616,000 and $5,793,000 in fiscals 2014, 2013 and 2012, respectively. The aggregate fair value of all options vested was approximately $127,000, $677,000 and $942,000 in fiscals 2014, 2013 and 2012, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2011	1,543,968	$6.47
Canceled	(24,748)	6.98
Exercised	(695,985)	6.32
Outstanding at July 31, 2012	823,235	6.57
Granted	52,500	17.04
Canceled	(9,000)	8.40
Exercised	(462,904)	6.26
Outstanding at July 31, 2013	403,831	8.25
Granted	30,000	31.81
Exercised	(211,339)	6.82
Outstanding at July 31, 2014	222,492	$12.78

Exercisable at July 31, 2012	546,165	$6.29

Exercisable at July 31, 2013	351,331	$6.94

Exercisable at July 31, 2014	157,492	$8.21

The outstanding options at July 31, 2014 and 2013 had an aggregate intrinsic value of approximately $4,616,000 and $7,386,000, respectively. As of July 31, 2014 and 2013, all of the outstanding options had vested or were expected to vest in future periods.

Upon exercise of stock options or grant of stock awards, we typically issue new shares of our common stock as opposed to using treasury shares. However, during the first six months of the twelve months ended July 31, 2013, we reissued 474,266 shares (and 160,904 shares during the fourth quarter of fiscal 2012) from treasury stock for the exercise of stock options and grant of stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award is granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. In fiscals 2014 and 2013, such income tax deductions reduced income taxes payable by $5,905,000 and $3,892,000, respectively, and increased additional paid-in-capital by $4,391,000 and $2,875,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows on our Consolidated Statements of Cash Flows.

The following table summarizes additional information related to stock options outstanding at July 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number	Contractual	Average	Number	Contractual	Average
Range of Exercise	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Prices	at July 31, 2014	(Months)	Price	At July 31, 2014	(Months)	Price

$4.26 - $7.60	139,992	8	$7.11	139,992	8	$7.11
$17.04 - $31.81	82,500	43	$22.41	17,500	39	$17.04
$4.26 - $31.81	222,492	21	$12.78	157,492	11	$8.21

Total Intrinsic Value	$4,616,000			$3,987,000

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

Commencing July 31, 2014, the annual grants of shares of restricted stock to non-employee directors equivalent to $35,000 was increased to $50,000 based on the closing price of our common stock on July 31 of each year and are exercisable in full on the first anniversary of the grant date.

Restricted stock shares outstanding under this plan are subject to risk of forfeiture solely due to an employment length-of-service restriction, with such restriction lapsing as to one-third of the shares on each of the first three anniversaries of the grant date subject to being employed by the Company through such vesting date. At July 31, 2014, options to purchase 222,492 shares of common stock were outstanding, and 525,842 unvested restricted stock shares were outstanding, under the 2006 Plan. At July 31, 2014, 386,810 shares are available for issuance pursuant to stock options and stock appreciation rights and 642,563 shares are available for issuance pursuant to restricted stock and other stock awards. The 2006 Plan expires on November 13, 2016.

16.                               Retirement Plans

We have 401(k) Savings and Retirement Plans for the benefit of eligible United States employees. Additionally, our Canadian and United Kingdom subsidiaries maintain profit sharing plans for the benefit of eligible employees. Contributions by the Company are both discretionary and non-discretionary and are limited in any year to the amount allowable by government tax authorities.

Aggregate employer contributions recognized under these plans were $2,196,000, $2,540,000 and $2,152,000 for fiscals 2014, 2013 and 2012, respectively.

17.                               Supplemental Cash Flow Information

Interest paid was $1,787,000, $2,643,000 and $2,875,000 for fiscals 2014, 2013 and 2012, respectively.

Income tax payments were $20,481,000, $17,116,000 and $15,474,000 for fiscals 2014, 2013 and 2012, respectively.

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

None of our customers accounted for 10% or more of our consolidated net sales during fiscals 2014, 2013 and 2012, except for DaVita Inc. (“DaVita”), which accounted for approximately 10.0%, 10.4% and 10.2%, of our consolidated net sales in fiscals 2014, 2013 and 2012, respectively. Net sales to DaVita were $48,620,000, $44,204,000 and $39,300,000 in fiscals 2014, 2013 and 2012, respectively. In fiscal 2014, Davita accounted for approximately 23.8% and 34.3% of our net sales in our Water Purification and Filtration and Dialysis segments, respectively.

The Company’s segments are as follows:

Endoscopy, which includes medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes and disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (GI) endoscopy procedures. Additionally, this segment includes technical maintenance service on its products.

Water Purification and Filtration, which includes water purification equipment and services, filtration and separation products, and disinfectants for the medical, pharmaceutical, biotech, beverage and commercial industrial markets and disinfectants and decontamination services used in various applications for infection prevention and control.

DaVita and another large dialysis provider accounted for approximately 23.8% and 24.1%, respectively, of our Water Purification and Filtration segment net sales for fiscal 2014. Combined, these two customers accounted for approximately 18.0% of our consolidated net sales in fiscal 2014.

Healthcare Disposables, which includes single-use, infection prevention and control healthcare products including face masks, sterilization pouches, towels and bibs, tray covers, saliva ejectors, germicidal wipes, plastic cups and disinfectants. This segment also manufactures and sells biological and chemical indicators for sterility assurance monitoring services in the acute-care, alternate-care and dental markets.

Four customers collectively accounted for approximately 51.4% of our Healthcare Disposables segment net sales and approximately 10.7% of our consolidated net sales in fiscal 2014.

Dialysis, which includes medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis. Additionally, this segment includes technical maintenance service on its products.

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

The operating segments follow the same accounting policies used for our Consolidated Financial Statements as described in Note 2.

Information as to operating segments is summarized below:

	Year Ended July 31,
	2014	2013	2012

Net sales:
Endoscopy	$190,440,000	$160,317,000	$153,224,000
Water Purification and Filtration	159,505,000	134,196,000	114,609,000
Healthcare Disposables	101,809,000	90,904,000	76,229,000
Dialysis	30,926,000	33,148,000	35,644,000
Other	6,069,000	6,461,000	6,784,000
Total	$488,749,000	$425,026,000	$386,490,000

	Year Ended July 31,
	2014	2013	2012
Operating income:
Endoscopy	$34,194,000	$32,361,000	$31,083,000
Water Purification and Filtration	25,750,000	16,381,000	9,819,000
Healthcare Disposables	18,720,000	17,576,000	12,437,000
Dialysis	7,547,000	8,705,000	8,366,000
Other	815,000	857,000	1,065,000
	87,026,000	75,880,000	62,770,000
General corporate expenses	(16,098,000)	(12,692,000)	(10,646,000)
Interest expense, net	(2,317,000)	(2,834,000)	(3,650,000)
Other expense	—	—	(605,000)

Income before income taxes	$68,611,000	$60,354,000	$47,869,000

	July 31,
	2014	2013	2012
Identifiable assets:
Endoscopy	$203,582,000	$157,340,000	$153,994,000
Water Purification and Filtration	126,397,000	123,454,000	112,432,000
Healthcare Disposables	138,240,000	137,577,000	100,569,000
Dialysis	25,420,000	24,394,000	25,793,000
Other	9,316,000	10,078,000	10,944,000
General corporate, including cash and cash equivalents	33,190,000	34,828,000	31,080,000
Total	$536,145,000	$487,671,000	$434,812,000

	Year Ended July 31,
	2014	2013	2012
Capital expenditures:
Endoscopy	$6,820,000	$3,058,000	$2,356,000
Water Purification and Filtration	3,318,000	2,319,000	1,656,000
Healthcare Disposables	1,367,000	699,000	795,000
Dialysis	1,444,000	576,000	583,000
Other	34,000	30,000	97,000
General corporate	558,000	63,000	15,000
Total	$13,541,000	$6,745,000	$5,502,000

	Year Ended July 31,
	2014	2013	2012
Depreciation and amortization:
Endoscopy	$7,001,000	$6,374,000	$6,060,000
Water Purification and Filtration	4,416,000	3,866,000	3,807,000
Healthcare Disposables	5,968,000	5,500,000	4,490,000
Dialysis	1,142,000	1,188,000	1,230,000
Other	294,000	321,000	326,000
General corporate	65,000	14,000	12,000
Total	$18,886,000	$17,263,000	$15,925,000

Information as to geographic areas (including net sales which represent the geographic area from which the Company derives its net sales from external customers) is summarized below:

	Year Ended July 31,
	2014	2013	2012

Net sales:
United States	$403,892,000	$357,378,000	$329,261,000
Canada	20,729,000	18,732,000	15,646,000
Asia/Pacific	24,736,000	21,895,000	16,323,000
Europe/Africa/Middle East	32,634,000	23,415,000	21,691,000
Latin America/South America	6,758,000	3,606,000	3,569,000
Total	$488,749,000	$425,026,000	$386,490,000

	July 31,
	2014	2013	2012
Total long-lived assets:
United States	$53,221,000	$47,043,000	$43,353,000
Canada	1,029,000	1,236,000	1,365,000
Asia/Pacific	1,112,000	1,030,000	1,130,000
Europe	2,275,000	155,000	106,000
Total	57,637,000	49,464,000	45,954,000
Goodwill and intangible assets, net	314,599,000	287,547,000	254,966,000
Total	$372,236,000	$337,011,000	$300,920,000

19.          Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended July 31, 2014 and 2013:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014
Net sales	$118,272,000	$119,042,000	$120,058,000	$131,377,000
Cost of sales	66,773,000	66,707,000	67,640,000	74,330,000
Gross profit	51,499,000	52,335,000	52,418,000	57,047,000
Gross profit percentage	43.5%	44.0%	43.7%	43.4%

Net income	$11,185,000	$11,126,000	$10,249,000	$10,705,000

Earnings per common share:
Basic	$0.27	$0.27	$0.25	$0.26
Diluted (1)	$0.27	$0.27	$0.25	$0.26

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013
Net sales	$99,681,000	$106,363,000	$105,009,000	$113,973,000
Cost of sales	55,954,000	61,212,000	59,525,000	64,859,000
Gross profit	43,727,000	45,151,000	45,484,000	49,114,000
Gross profit percentage	43.9%	42.4%	43.3%	43.1%

Net income	$9,576,000	$10,452,000	$8,998,000	$10,213,000

Earnings per common share:
Basic (1)	$0.24	$0.26	$0.22	$0.25
Diluted	$0.23	$0.25	$0.22	$0.25

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

At January 31, 2012, we evaluated this investment for potential impairment and determined that repayment of the notes and accrued interest was unlikely primarily due to BIOSAFE’s inability to obtain additional financing and our assessment of BIOSAFE’s going concern. Accordingly, we deemed the investment, together with accrued interest of $105,000, fully impaired and recorded a loss of $605,000 during fiscal 2012, which was recorded as other expense and a reduction in other assets in the Consolidated Financial Statements.  In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on the loss relating to the impairment of this investment.

CANTEL MEDICAL CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance
	Beginning				Translation	at End
	of Period	Additions		(Deductions)	Adjustments	of Period

Allowance for doubtful accounts:

Year ended July 31, 2014	$1,265,000	$706,000	(1)	$(95,000)	$(2,000)	$1,874,000

Year ended July 31, 2013	$1,041,000	$516,000		$(291,000)	$(1,000)	$1,265,000

Year ended July 31, 2012	$1,096,000	$177,000		$(227,000)	$(5,000)	$1,041,000

Inventory valuation allowance:

Year ended July 31, 2014	$1,781,000	$3,480,000	(2)	$(802,000)	$(40,000)	$4,419,000

Year ended July 31, 2013	$1,957,000	$750,000		$(922,000)	$(4,000)	$1,781,000

Year ended July 31, 2012	$1,750,000	$956,000		$(741,000)	$(8,000)	$1,957,000
	.
Deferred tax asset valuation allowance:

Year ended July 31, 2014	$308,000	$3,363,000	(3)	$(126,000)	$(7,000)	$3,538,000

Year ended July 31, 2013	$1,275,000	$133,000		$(1,023,000)	$(77,000)	$308,000

Year ended July 31, 2012	$1,700,000	$259,000		$(855,000)	$171,000	$1,275,000

(1)         Additions include $119,000 recorded in connection with the acquisition accounting of PuriCore.

(2)         Additions include $2,153,000 recorded in connection with the acquisition accounting of PuriCore.

(3)         Additions include valuation allowances related to New Jersey net operating losses as well as the Jet Prep Acquisition, as further explained in Note 10 to the Consolidated Financial Statements.

