Form 10-Q
period 2014-10-31
CANTEL MEDICAL CORP
filed 2014-12-10
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014.

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

Number of shares of common stock outstanding as of November 28, 2014: 41,525,928.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	October 31,	July 31,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$29,714	$31,781
Accounts receivable, net of allowance for doubtful accounts of $1,776 at October 31 and $1,874 at July 31	64,048	62,225
Inventories:
Raw materials	28,012	27,365
Work-in-process	8,305	7,510
Finished goods	23,839	24,862
Total inventories	60,156	59,737
Deferred income taxes	3,723	3,551
Prepaid expenses and other current assets	6,871	6,615
Business held-for-sale	9,451	—
Total current assets	173,963	163,909
Restricted cash for IMS Acquisition	24,257	—
Property and equipment, net	52,936	52,718
Intangible assets, net	78,484	82,952
Goodwill	224,146	231,647
Other assets	4,939	4,919
	$558,725	$536,145
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,661	$19,529
Compensation payable	10,506	14,866
Accrued expenses	14,466	15,109
Deferred revenue	17,503	16,102
Income taxes payable	2,933	893
Business held-for-sale	969	—
Total current liabilities	64,038	66,499

Long-term debt	93,500	80,500
Deferred income taxes	19,382	17,805
Contingent consideration	2,804	2,722
Other long-term liabilities	3,303	3,373

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; October 31 - 45,825,969 shares issued and 41,529,772 shares outstanding; July 31 - 45,641,688 shares issued and 41,442,260 shares outstanding	4,583	4,564
Additional paid-in capital	150,652	146,048
Retained earnings	254,545	243,306
Accumulated other comprehensive income	7,661	9,552
Treasury Stock, at cost; October 31 - 4,296,197 shares; July 31 - 4,199,428 shares	(41,743)	(38,224)
Total stockholders’ equity	375,698	365,246
	$558,725	$536,145

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	October 31,
	2014	2013

Net sales
Product sales	$119,799	$105,177
Product services	17,012	13,095
Total net sales	136,811	118,272

Cost of sales
Product sales	64,096	57,403
Product services	12,201	9,370
Total cost of sales	76,297	66,773

Gross profit	60,514	51,499

Expenses:
Selling	19,411	15,764
General and administrative	18,507	15,164
Research and development	3,549	2,259
Total operating expenses	41,467	33,187

Income before interest and income taxes	19,047	18,312

Interest expense	550	657
Interest income	(16)	(13)

Income before income taxes	18,513	17,668

Income taxes	7,274	6,483

Net income	$11,239	$11,185

Earnings per common share:
Basic	$0.27	$0.27

Diluted	$0.27	$0.27

Dividends per common share	$—	$0.05

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2014	2013

Net income	$11,239	$11,185

Other comprehensive (loss) income:
Foreign currency translation, net of tax	(1,891)	(273)
Unrealized holding losses on interest rate swaps arising during the period, net of tax	—	(21)
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period, net of tax	—	30
Total other comprehensive loss, net of tax	(1,891)	(264)

Comprehensive income	$9,348	$10,921

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2014	2013

Cash flows from operating activities
Net income	$11,239	$11,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,312	1,937
Amortization	2,956	2,626
Stock-based compensation expense	1,581	1,148
Amortization of debt issuance costs	100	82
Loss on disposal of fixed assets	13	125
Deferred income taxes	1,488	991
Excess tax benefits from stock-based compensation	(2,473)	(2,596)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(2,950)	(4,921)
Inventories	(1,389)	(1,209)
Prepaid expenses and other current assets	(783)	(1,363)
Accounts payable and other current liabilities	(3,940)	(2,587)
Income taxes	4,549	5,333
Net cash provided by operating activities	12,703	10,751

Cash flows from investing activities
Capital expenditures	(3,055)	(2,182)
Proceeds from disposal of fixed assets	15	3
Restricted cash for IMS Acquisition	(24,257)	—
Net asset value adjustment for PuriCore Acquisition	337	—
Other, net	(56)	(296)
Net cash used in investing activities	(27,016)	(2,475)

Cash flows from financing activities
Borrowings under revolving credit facility	25,000	—
Repayments under term loan facility	—	(2,500)
Repayments under revolving credit facility	(12,000)	(10,500)
Proceeds from exercises of stock options	323	114
Excess tax benefits from stock-based compensation	2,473	2,596
Purchases of treasury stock	(3,274)	(3,619)
Net cash provided by (used in) financing activities	12,522	(13,909)

Effect of exchange rate changes on cash and cash equivalents	(276)	10

Decrease in cash and cash equivalents	(2,067)	(5,623)
Cash and cash equivalents at beginning of period	31,781	34,076
Cash and cash equivalents at end of period	$29,714	$28,453

See accompanying notes.

CANTEL MEDICAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                                                         Basis of Presentation

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Annual Report of Cantel Medical Corp. (“Cantel”) on Form 10-K for the fiscal year ended July 31, 2014 (the “2014 Form 10-K”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The Condensed Consolidated Balance Sheet at July 31, 2014 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

As more fully described in Note 14 to the Condensed Consolidated Financial Statements, we operate our business through the following five operating segments: Endoscopy, Water Purification and Filtration, Healthcare Disposables, Dialysis and Specialty Packaging. The Specialty Packaging operating segment comprises the Other reporting segment for financial reporting purposes.

We operate our five operating segments through wholly-owned subsidiaries in the United States and internationally. Our principal operating subsidiaries in the United States are Medivators Inc., Mar Cor Purification, Inc., Crosstex International, Inc. and SPS Medical Supply Corp. Internationally, our primary operating subsidiaries include Cantel Medical (UK) Limited, Cantel Medical Asia/Pacific Ltd., Biolab Equipment Ltd., Saf-T-Pak Inc., Medivators B.V. and effective November 3, 2014, International Medical Service S.r.l.

On June 30, 2014, we acquired all the issued and outstanding capital stock of PuriCore International Limited (“PuriCore”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “PuriCore Acquisition”).  The PuriCore Acquisition did not have a significant effect on our consolidated results of operations for the three months ended October 31, 2014 due to the size of the acquisition in relation to our overall consolidated results of operations and is not reflected in our consolidated results of operations for the three months ended October 31, 2013. PuriCore is included in our Endoscopy segment. Subsequent to its acquisition, we changed the name of PuriCore to Cantel Medical (UK) Limited.

On January 7, 2014, we acquired all the issued and outstanding stock of Sterilator Company, Inc. (“Sterilator”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “Sterilator Acquisition”). The Sterilator Acquisition had an insignificant effect on our consolidated results of operations for the three months ended October 31, 2014 subsequent to its acquisition date due to the small size of this business (the “Sterilator Business”) and is not reflected in our consolidated results of operations for the three months ended October 31, 2013. The Sterilator Business is included in our Healthcare Disposables segment.

On November 5, 2013, we acquired all the issued and outstanding capital stock of Jet Prep Ltd. (“Jet Prep”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “Jet Prep Acquisition”). The Jet Prep Acquisition did not have a significant effect on our consolidated results of operations for the three months ended October 31, 2014 due to the small size of this business (the “Jet Prep Business”) and is not reflected in our consolidated results of operations for the three months ended October 31, 2013. The Jet Prep Business is included in our Endoscopy segment.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

On November 3, 2014, we acquired all of the issued and outstanding stock of International Medical Service S.r.l. (the “IMS Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Since this acquisition occurred after October 31, 2014, its results of operations are not included in any periods presented. We do not expect the IMS Acquisition to have a significant effect on our consolidated results of operations for the remainder of fiscal 2015 due to the size of the acquisition in relation to our overall consolidated results of operations. The IMS Acquisition will be included in our Endoscopy segment.

On November 6, 2014, our Board of Directors approved an increase in its semi-annual cash dividend from $0.045 to $0.05 per outstanding share of our common stock, which will be paid on January 30, 2015 to shareholders of record on January 16, 2015.

We performed a review of events subsequent to October 31, 2014. Based upon that review, no other subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                                                         Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2014	2013

Cost of sales	$99,000	$62,000
Operating expenses:
Selling	186,000	110,000
General and administrative	1,279,000	964,000
Research and development	17,000	12,000
Total operating expenses	1,482,000	1,086,000
Stock-based compensation before income taxes	1,581,000	1,148,000
Income tax benefits	(539,000)	(412,000)
Total stock-based compensation expense, net of tax	$1,042,000	$736,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At October 31, 2014, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $10,240,000 with a remaining weighted average period of 23 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2014	525,842	$22.25
Granted	105,783	36.70
Canceled	(744)	31.81
Vested	(272,360)	17.51
Nonvested stock awards at October 31, 2014	358,521	$30.09

For the three months ended October 31, 2014 and 2013, the Company granted 25,000 and 30,000 options, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the three months ended October 31, 2014 and 2013:

Weighted-Average
Black-Scholes Option	Three Months Ended	Three Months Ended
Valuation Assumptions	October 31, 2014	October 31, 2013

Dividend yield	0.25%	0.28%
Expected volatility (1)	33.90%	42.70%
Risk-free interest rate (2)	1.55%	1.44%
Expected lives (in years) (3)	5.00	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

For the three months ended October 31, 2014 and 2013, these non-qualified options had a weighted average fair value of $11.54 and $12.08, respectively.

The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $2,420,000 and $671,000 for the three months ended October 31, 2014 and 2013, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2014	222,492	$12.78
Granted	25,000	36.70
Exercised	(79,242)	7.16
Outstanding at October 31, 2014	168,250	$18.99

Exercisable at July 31, 2014	157,492	$8.21

Exercisable at October 31, 2014	105,750	$12.70

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the three months ended October 31, 2014 and 2013, income tax deductions of $4,198,000 and $3,680,000, respectively, were generated and increased additional paid-in capital by $2,473,000 and $2,596,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Note 3.                                                         Acquisitions

International Medical Service S.r.l.

On November 3, 2014, we acquired all of the issued and outstanding stock of International Medical Service S.r.l., a privately owned company in Italy with pre-acquisition annual revenues (unaudited) of approximately $13,500,000 that manufactures and sells automated endoscope reprocessors (“AERs”), high-level disinfectant chemistries used in AERs, other infection prevention and control chemistries used in healthcare and dental markets, as well as technical service (the “IMS Business”). The IMS Business will be included in our Endoscopy segment. The total consideration for the transaction was $24,543,000, excluding acquisition-related costs and subject to a final net asset value adjustment. At October 31, 2014, almost all of this cash amount was held at a banking agent in Italy that we engaged to assist us with the payment of consideration paid to the sellers on November 3, 2014. Since the movement of these funds were contractually restricted at October 31, 2014 per the terms of our agreement with the banking agent and were designated for the purchase of a business, we recorded $24,257,000 as a noncurrent asset called restricted cash for IMS Acquisition on our Condensed Consolidated Balance Sheet at October 31, 2014.

The principal reasons for the acquisition were as follows: (i) the addition of a high quality manufacturing facility in Europe eliminating freight and logistics expenses related to shipping chemistries overseas, (ii) the expansion of our product offerings with a broader range of advanced endoscope reprocessing equipment suitable for various international markets, (iii) the opportunity to transition our existing Italy business from a distribution model to a direct sales model, (iv) the opportunity to leverage IMS’s chemistry manufacturing capabilities to enhance and expand our product portfolio, (v) the ability to expand our footprint and infrastructure in Europe and (vi) the expectation that the acquisition will be accretive to our earnings per share (“EPS”) in fiscal 2016 and beyond.

PuriCore International Limited

On June 30, 2014, we acquired from PuriCore plc, a publicly traded company in the United Kingdom (“UK”), all the issued and outstanding stock of its subsidiary PuriCore, a company located in the UK with pre-acquisition annual revenues (unaudited) of approximately $25,000,000 that sells automated endoscope reprocessors, endoscope drying and storage cabinets, chemistry and consumables, as well as comprehensive maintenance and validation services, primarily in the UK (the “PuriCore Business”). The total consideration for the transaction, excluding acquisition-related costs of $703,000, was $27,675,000, net of a $337,000 net asset value adjustment paid by the seller in August 2014. The PuriCore Business is included in our Endoscopy segment.

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

In connection with the acquisition, we acquired certain ordinary course business assets and liabilities which included a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models. Although the terms of the guarantee provide for no limit to the maximum potential future payments, we have estimated the fair value of the liability on the date of the acquisition to be approximately $1,414,000, of which $693,000 was recorded in current liabilities and $721,000 was recorded in other long-term liabilities at July 31, 2014. This contingent guaranteed obligation increased goodwill on the date of the acquisition and is continually re-measured at each balance sheet date by recording changes in the fair value of the liability to general and administrative expenses in our Condensed Consolidated Statements of Income, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At October 31, 2014, such liability was $1,240,000 of which $548,000 was recorded in current liabilities and $692,000 was recorded in other long-term liabilities.

Since we will be continually re-measuring the contingent guaranteed obligation at each balance sheet date and recording changes in the fair value through our Condensed Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the discontinued endoscope reprocessing machine model is no longer used in the marketplace.

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

The PuriCore Business is included in our results of operations for the three months ended October 31, 2014 and is not reflected in the three months ended October 31, 2013. This acquisition did not have a significant effect on our consolidated results of operations for the three months ended October 31, 2014 due to the size of the acquisition in relation to our overall consolidated results of operations.

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

The Sterilator Business is included in our results of operations for the three months ended October 31, 2014 and is not reflected in the three months ended October 31, 2013. This acquisition had an insignificant impact on our results of operations due to the small size of this business.

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

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased contingent consideration and goodwill by $2,490,000 to record our initial estimated fair value of the contingent consideration that would be earned over the seven year period ending November 4, 2020. On a quarterly basis subsequent to November 5, 2013, we re-measured the fair value of the contingent consideration and recorded the changes in fair value by increasing both contingent consideration and general and administrative expenses, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At October 31, 2014, the estimated fair value was $2,804,000 and was recorded in contingent consideration in the Condensed Consolidated Balance Sheets.

In connection with the acquisition, we acquired certain ordinary course business assets and liabilities as well as an obligation to repay the Israeli Government for $810,000 of seed funding that was previously granted to Jet Prep. In accordance with the seed funding agreement, the Israeli Government is entitled to a return on their investment that can range from one to nine times their total grant based upon specific conditions set forth in the seed funding agreement and applicable Israeli law, including the acceleration of payments if we transfer certain operations of the company or intellectual property outside of Israel. We account for this assumed contingent obligation to the Israeli Government by recording the fair value as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased accrued expenses by $4,000, other long-term liabilities by $1,716,000 and goodwill by $1,720,000 to record our initial estimated fair value of the assumed contingent obligation to the Israeli Government that would be earned on a percentage of sales over a forecasted period. On a quarterly basis subsequent to November 5, 2013, we re-measured the fair value of the assumed contingent liability and recorded the changes in fair value by increasing both other long-term liabilities and general and administrative expenses, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At October 31, 2014, the estimated fair value was $1,763,000, of which $11,000 was recorded in accrued expenses and $1,752,000 was recorded in other long-term liabilities.

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

The Jet Prep Business is included in our results of operations for the three months ended October 31, 2014 and is not reflected in the three months ended October 31, 2013. Since the commercialization of the Jet Prep Endoscopic Flushing Device is in the beginning phase, this acquisition has not yet generated any sales and did not have a significant impact on our results of operations.

Note 4.                                                         Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which will supersede the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2014-09 on our financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on an organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for fiscal years beginning after December 15, 2014, with early adoption allowed. On October 31, 2014, we early adopted ASU 2014-08 and applied the new accounting guidance to our planned divestiture of our Specialty Packaging business, instead of recording it as a discontinued operation under the prior accounting guidance, by recording this business as held-for-sale on the Condensed Consolidated Balance Sheet at October 31, 2014 and providing additional disclosures, as further explained in Note 15 of the Condensed Consolidated Financial Statements.

Note 5.                                                         Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of October 31, 2014, all of our derivatives were designated as hedges, except for our remaining interest rate swap agreement, as further explained below. We do not hold any derivative financial instruments for speculative or trading purposes.

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

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British Pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British Pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were four foreign currency forward contracts with an aggregate value of $9,804,000 at October 31, 2014, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on November 30, 2014. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three months ended October 31, 2014 and 2013, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies resulting in net currency conversion losses, net of tax, of $64,000 and $62,000, respectively, on the items hedged. Gains and losses related to hedging contracts to buy Euros, Singapore dollars and British Pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

The interest rate on our outstanding borrowings under our credit facilities is variable and is affected by the general level of interest rates in the United States as well as LIBOR interest rates, as more fully described in Note 9 to the Condensed Consolidated Financial Statements. In order to protect our interest rate exposure, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders. Such interest rate swap agreements were designated as cash flow hedge instruments and were designed to be effective in offsetting changes in the cash flows related to the hedged borrowings. With respect to our former term loan facility, the interest rate swap is for the period that began August 8, 2012 and ends July 31, 2015, initially covering $40,000,000 of borrowings based on one-month LIBOR and thereafter reducing in quarterly $2,500,000 increments consistent with the mandatory repayment schedule, and the fixed interest cash flow is at a one month LIBOR rate of 0.664%. With respect to our revolving credit facility, the interest rate swap was for the period that began August 8, 2012 and ended January 31, 2014, initially covering $25,000,000 of borrowings based on one-month LIBOR and thereafter reduced semi-annually by increments of $5,000,000, and the fixed interest cash flow was at a one month LIBOR rate of 0.496%. As more fully described in Note 6 to the Condensed Consolidated Financial Statements, we account for the interest rate swap agreements by initially recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income. Amounts are reclassified from accumulated other comprehensive income to interest expense in the Condensed Consolidated Statements of Income in the period the hedged transaction affects earnings. At the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair value or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future. This formal assessment includes a comparison of the terms of the interest rate swap agreements and hedged borrowings to ensure they coincide as well as an evaluation of the continued ability of the counterparty to the interest rate swap agreements and the Company to honor their obligations under such agreements. At January 31, 2014, our formal assessment concluded that the changes in the fair value of both derivative instruments that began on August 8, 2012 had been highly effective. However, the remaining derivative instrument, which relates solely to our former term loan facility, was determined to be ineffective beginning as of January 31, 2014 due to the modifications to our credit facilities in March 2014, as more fully described in Note 9 to the Condensed Consolidated Financial Statements. Accordingly, the fair value of the interest rate swap agreement of $113,000 relating to our former term loan facility was recognized in interest expense in January 2014. Changes in the fair value of the derivative instrument subsequent to January 31, 2014 are recognized immediately in interest expense.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

As of October 31, 2014 and July 31, 2014, our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets. As there are no withdrawal restrictions, they are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

In order to protect our interest rate exposure, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described in Notes 5 and 9 to the Condensed Consolidated Financial Statements. Our interest rate swap agreements are classified within Level 2 and are valued using discounted cash flow analyses based on the terms of the contracts and interest rate curves. Changes in fair value in the interest rate swap agreement relating to our revolving credit facility were recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income until the expiration of this interest rate swap on January 31, 2014. Amounts were reclassified from accumulated other comprehensive income in the period the hedged transaction affected earnings. Similarly, changes in fair value in the interest rate swap agreement relating to our former term loan facility were recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income until January 31, 2014, at which time the interest rate swap agreement was determined to be ineffective and the remaining fair value of the derivative instrument was recognized in interest expense, as further explained in Note 5 to the Condensed Consolidated Financial Statements.

On June 30, 2014, we recorded a $1,414,000 liability for the estimated fair value of a contingent guaranteed obligation relating to the PuriCore Acquisition, as further described in Note 3 to the Condensed Consolidated Financial Statements. This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement. The fair value of the contingent guaranteed obligation was based on the estimated cost to repair endoscopes that may be damaged by one of PuriCore’s discontinued endoscope reprocessing machine models that remains in the marketplace, the historical frequency of claims and the likely timeframe that each machine will continue to be used. As such, the determination of the fair value of this contingent guarantee obligation is subjective in nature and can be impacted by significant changes in third party service repair rates, the frequency of claims and a change in the expected life of these discontinued machines.  At the date of the acquisition, the cash flow projection relating to this contingent guaranteed obligation was discounted using a rate of 10.1%, which was based on the weighted average cost of capital of the acquired business plus a credit risk premium for non-performance risk. This liability will be adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income driven by the time value of money and changes in the assumptions that were initially used in the valuation. Given the subjective nature of the assumptions used in the determination of fair value, we may potentially have earnings volatility in our future results of operations related to this contingent guaranteed obligation.

On November 5, 2013, we recorded a $2,490,000 liability for the estimated fair value of contingent consideration and a $1,720,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government relating to the Jet Prep Acquisition, as further described in Note 3 to the Condensed Consolidated Financial Statements. Both of these liabilities were estimated on the date of the acquisition using preliminary information and subsequently revised in July 2014. These fair value measurements were based on significant inputs not observed in the market and thus represent Level 3 measurements.

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

The actual contingent consideration and assumed contingent obligation have the potential of being between zero and a percentage of unlimited sales that could occur until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied in full, or until the sales of the Jet Prep Ltd. products no longer exist. However, with respect to the contingent consideration, the different likely scenarios of future sales projections used in our fair value determination resulted in total potential contingent consideration payments ranging between zero and approximately $7,000,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $2,804,000 at October 31, 2014. With respect to the assumed contingent obligation, the different likely scenarios of future sales projections used in our fair value determination resulted in total potential future payments ranging between zero and approximately $2,430,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $1,763,000 at October 31, 2014. Such fair value amounts would have been higher or lower if we had used different probability factors, future sales projections or discount factors. Given the subjective nature of the assumptions used in the determinations of fair value, we may potentially have earnings volatility in our future results of operations related to these Jet Prep obligations.

On August 1, 2011 (the first day of our fiscal 2012), we recorded a $3,000,000 liability for the estimated fair value of a three year price floor relating to the August 1, 2011 acquisition of the endoscopy procedural product business of Byrne Medical, Inc. (the “Byrne Medical Business” or the “Byrne Acquisition”). This fair value measurement was based on significant inputs not observed in the market and thus represented a Level 3 measurement.

After giving effect for the Company’s three-for-two stock splits, the stock portion of the consideration paid for the Byrne Acquisition consisted of 902,528 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($11.08). Subject to certain conditions and limitations, under a three year price floor, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we would pay to the sellers in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor was a free standing financial instrument that we recorded as a liability at fair value on the date of acquisition.

The fair value of the three year price floor liability was determined using the Black-Scholes option valuation model, which was affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield. This liability was adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. The decrease to the fair value of the price floor (as determined by the Black-Scholes option valuation model) was recorded as a decrease to accrued expenses and general and administrative expenses in the Condensed Consolidated Financial Statements and was primarily due to the impact of our stock price being higher than at the time of the acquisition, the life of the price floor being less than three years and changes in the expected stock price volatility. Based on the closing price of Cantel common stock on the NYSE of $33.53 on July 31, 2014, payment to the sellers was not required.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	October 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,716,000	$—	$—	$1,716,000
Total assets	$1,716,000	$—	$—	$1,716,000

Liabilities:
Accrued expenses:
Interest rate swap agreements	$—	$52,000	$—	$52,000
Assumed contingent obligation	—	—	11,000	11,000
Contingent guaranteed obligation	—	—	548,000	548,000
Total accrued expenses	—	52,000	559,000	611,000
Contingent consideration	—	—	2,804,000	2,804,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,752,000	1,752,000
Contingent guaranteed obligation	—	—	692,000	692,000
Total other long-term liabilities	—	—	2,444,000	2,444,000
Total liabilities	$—	$52,000	$5,807,000	$5,859,000

	July 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,702,000	$—	$—	$1,702,000
Total assets	$1,702,000	$—	$—	$1,702,000

Liabilities:
Accrued expenses:
Interest rate swap agreements	$—	$69,000	$—	$69,000
Contingent guaranteed obligation	—	—	684,000	684,000
Total accrued expenses	—	69,000	684,000	753,000
Contingent consideration	—	—	2,722,000	2,722,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,752,000	1,752,000
Contingent guaranteed obligation	—	—	711,000	711,000
Total other long-term liabilities	—	—	2,463,000	2,463,000
Total liabilities	$—	$69,000	$5,869,000	$5,938,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last five quarters is as follows:

			Jet Prep	PuriCore
	Byrne	Jet Prep	Assumed	Contingent
	Price	Contingent	Contingent	Guranteed
	Floor	Consideration	Obligation	Obligation	Total
Balance, July 31, 2013	$45,000	$—	$—	$—	$45,000
Total net unrealized gains included in general and administrative expense in earnings	(44,000)	—	—	—	(44,000)
Balance, October 31, 2013	1,000	—	—	—	1,000
Total net unrealized gains included in general and administrative expense in earnings	(1,000)	—	—	—	(1,000)
Consideration issued and obligation assumed (1)	—	4,760,000	990,000	—	5,750,000
Balance, January 31, 2014	—	4,760,000	990,000	—	5,750,000
Total net unrealized losses included in general and administrative expense in earnings	—	266,000	55,000	—	321,000
Balance, April 30, 2014	—	5,026,000	1,045,000	—	6,071,000
Total net unrealized gains included in general and administrative expense in earnings	—	(34,000)	(23,000)	—	(57,000)
Consideration issued and obligations assumed (1)		(2,270,000)	730,000	1,414,000	(126,000)
Settlements	—	—	—	(19,000)	(19,000)
Balance, July 31, 2014	—	2,722,000	1,752,000	1,395,000	5,869,000
Total net unrealized losses included in general and administrative expense in earnings	—	82,000	11,000	54,000	147,000
Settlements	—	—	—	(132,000)	(132,000)
Foreign currency translation	—	—	—	(77,000)	(77,000)
Balance, October 31, 2014	$—	$2,804,000	$1,763,000	$1,240,000	$5,807,000

(1) Both of the Jet Prep liabilities were estimated on the date of the acquisition using preliminary information and subsequently revised in July 2014.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property, equipment and other assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. For our quantitative test, we use a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies, where appropriate. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management performs a qualitative assessment, and if a quantitative assessment is necessary, we compare the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows are sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On October 31, 2014, management concluded that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the three months ended October 31, 2014 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of October 31, 2014 and July 31, 2014, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable, restricted cash for the IMS Acquisition and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of October 31, 2014 and July 31, 2014, the fair value of our outstanding borrowings under our credit facilities approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates.

Note 7.                                                         Intangible Assets and Goodwill

Our intangible assets with definite lives consist of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 2-20 years and have a weighted average amortization period of 11 years. Amortization expense related to definite lived intangible assets was $2,956,000 and $2,626,000 for the three months ended October 31, 2014 and 2013, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	October 31, 2014
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$82,495,000	$(33,180,000)	$49,315,000
Technology	24,549,000	(10,317,000)	14,232,000
Brand names	12,680,000	(9,778,000)	2,902,000
Non-compete agreements	3,129,000	(815,000)	2,314,000
Patents and other registrations	2,158,000	(850,000)	1,308,000
	125,011,000	(54,940,000)	70,071,000
Trademarks and trade names	8,413,000	—	8,413,000
Total intangible assets	$133,424,000	$(54,940,000)	$78,484,000

	July 31, 2014
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$83,145,000	$(31,336,000)	$51,809,000
Technology	26,405,000	(11,444,000)	14,961,000
Brand names	12,680,000	(9,431,000)	3,249,000
Non-compete agreements	3,129,000	(754,000)	2,375,000
Patents and other registrations	2,073,000	(792,000)	1,281,000
	127,432,000	(53,757,000)	73,675,000
Trademarks and trade names	9,277,000	—	9,277,000
Total intangible assets	$136,709,000	$(53,757,000)	$82,952,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2015 and the next five years is as follows:

Nine month period ending July 31, 2015	$9,191,000
Fiscal 2016	8,967,000
Fiscal 2017	8,388,000
Fiscal 2018	8,085,000
Fiscal 2019	7,762,000
Fiscal 2020	5,936,000

Goodwill changed during fiscal 2014 and the three months ended October 31, 2014 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	Other	Goodwill

Balance, July 31, 2013	$59,230,000	$57,179,000	$80,108,000	$8,133,000	$6,968,000	$211,618,000
Acquisitions	19,225,000	—	1,727,000	—	—	20,952,000
Foreign currency translation	(181,000)	(341,000)	—	—	(401,000)	(923,000)
Balance, July 31, 2014	78,274,000	56,838,000	81,835,000	8,133,000	6,567,000	231,647,000
Foreign currency translation	(754,000)	(180,000)	—	—	(210,000)	(1,144,000)
Business held-for-sale	—	—	—	—	(6,357,000)	(6,357,000)
Balance, October 31, 2014	$77,520,000	$56,658,000	$81,835,000	$8,133,000	$—	$224,146,000

On July 31, 2014, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2014, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that exceeded book value by a nominal amount. Goodwill relating to our Specialty Packaging reporting unit was $6,357,000 and was reclassified from goodwill to business held-for-sale at October 31, 2014, as further described in Note 15 to the Condensed Consolidated Financial Statements. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to the assumed compounded annual sales growth and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections and the expected sale of the Specialty Packaging business does not occur, future impairment charges may be recorded. On October 31, 2014, management concluded that no events or changes in circumstances have occurred during the three months ended October 31, 2014 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 8.                                                         Warranties

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended
	October 31,
	2014	2013

Beginning balance	$1,589,000	$1,261,000
Provisions	713,000	691,000
Settlements	(600,000)	(691,000)
Foreign currency transalation	(13,000)	—
Ending balance	$1,689,000	$1,261,000

The warranty provisions and settlements for the three months ended October 31, 2014 and 2013 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.                                                         Financing Arrangements

In March 2014, we modified our existing $100,000,000 senior secured revolving credit facility (the “Existing Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Existing Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “New Credit Agreement”). The New Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “New Revolving Credit Facility”).  The Existing Term Loan Facility was terminated after the outstanding balance was reassigned to the New Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the New Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The New Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the New Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to the Existing Revolving Credit Facility. The total of these two amounts is being amortized over the life of the New Credit Agreement. The remaining unamortized debt issuance costs of $84,000 relating to the Existing Term Loan Facility was charged to interest expense on March 4, 2014 when the Existing Term Loan Facility was terminated. At October 31, 2014, unamortized debt issuance costs recorded in other assets amounted to $1,586,000.

Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New Credit Agreement (“Consolidated EBITDA”). At October 31, 2014, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.15% to 0.60%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. The majority of our outstanding borrowings were under LIBOR contracts at October 31, 2014. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at October 31, 2014.

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

On October 31, 2014, we had $93,500,000 of outstanding borrowings under the New Credit Agreement. Subsequent to October 31, 2014, we repaid $3,000,000 resulting in total outstanding borrowings of $90,500,000 at November 30, 2014, none of which is required to be repaid until March 2019.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended
	October 31,
	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$11,239,000	$11,185,000
Less income allocated to participating securities	(130,000)	(160,000)
Net income available to common stockholders	$11,109,000	$11,025,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	40,982,342	40,582,755

Dilutive effect of stock options using the treasury stock method and the average market price for the period	87,993	192,105

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,070,335	40,774,860

Earnings per share attributable to common stock:
Basic earnings per share	$0.27	$0.27

Diluted earnings per share	$0.27	$0.27

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	45,000	30,000

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended
	October 31,
	2014	2013
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,070,335	40,774,860

Participating securities	480,261	598,209

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,550,596	41,373,069

Note 11.                                                  Income Taxes

The consolidated effective tax rate was 39.3% and 36.7% for the three months ended October 31, 2014 and 2013, respectively. The increase in the consolidated effective tax rate was principally due to certain non-deductible acquisition related charges and initial operating losses recorded in our international operations during the three months ended October 31, 2014, the geographic mix of pre-tax income and the expiration of Federal tax legislation.

For the three months ended October 31, 2014, our international operations, which included Canada, Singapore, the Netherlands, Israel and the United Kingdom, generated a combined loss primarily due to (i) the recording of certain acquisition related costs, most of which are not tax deductible, (ii) initial operating losses in our acquired Jet Prep entity for which no corresponding tax benefit was recorded since the commercialization of the product is in the beginning phase and (iii) initial operating losses in our acquired UK entity due to acquisition related charges for which a corresponding tax benefit was recorded using the lower UK statutory tax rate, thereby increasing our overall effective tax rate. For the three months ended October 31, 2013, our international operations, which consisted of Canada, Singapore and the Netherlands, were profitable and had a combined effective tax rate of 23.0%, thereby reducing our overall effective tax rate.

For the three months ended October 31, 2014 and 2013, almost all of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.5% and 37.3%, respectively. The higher overall effective tax rate for the three months ended October 31, 2014 was principally caused by Federal tax legislation that had expired in December 2013 preventing us from recording a research and experimentation tax credit for the three months ended October 31, 2014, thereby adversely affecting our effective tax rate.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2013	$124,000
Lapse of statute of limitations in fiscal 2014	(124,000)
Unrecognized tax benefits on October 31, 2014 and July 31, 2014	$—

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

Note 12.                                                  Commitments and Contingencies

Long-Term Contractual Obligations

As of October 31, 2014, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in thousands)

Maturity of the credit facility	$—	$—	$—	$—	$93,500	$—	$93,500
Expected interest payments under the credit facility (1)	1,302	1,664	1,664	1,664	971	—	7,265
Minimum commitments under noncancelable operating leases	2,990	3,418	2,750	2,043	1,497	3,050	15,748
Compensation agreements	3,778	2,867	763	350	350	496	8,604
Contingent consideration (2)	—	70	554	947	1,124	1,522	4,217
Assumed contingent liability (3)	—	51	226	428	574	622	1,901
Contingent guaranteed obligation (4)	516	428	221	161	161	—	1,487
Deferred compensation and other	36	50	50	35	12	15	198
Total contractual obligations	$8,622	$8,548	$6,228	$5,628	$98,189	$5,705	$132,920

(1)         The expected interest payments under our credit facility reflect an interest rate of 1.86%, which was our weighted average interest rate on outstanding borrowings at October 31, 2014.

(2)         These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the October 31, 2014 Condensed Consolidated Balance Sheet at its net present value of $2,804,000 using a discount rate of 12.6%.

(3)         These future potential payments of an assumed contingent liability relate to the Jet Prep

Acquisition, as further explained below, and are reflected in the October 31, 2014 Condensed Consolidated Balance Sheet at its net present value of $1,763,000 using a discount rate of 2.5%.

(4)         These future potential payments of a contingent guaranteed obligation relate to the PuriCore Acquisition, as further explained below, and are reflected in the October 31, 2014 Condensed Consolidated Balance Sheet at its net present value of $1,240,000 using a discount rate of 10.1%.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Contingent Consideration and Assumed Contingent Liability

In relation to the Jet Prep Acquisition on November 5, 2013, we have recorded a $2,490,000 liability for the estimated fair value of contingent consideration payable to the sellers and a $1,720,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, which will be payable based on future sales of the Jet Prep Business (above a minimum threshold with respect to the contingent consideration liability). Additionally, in connection with the PuriCore Acquisition, we assumed a $1,414,000 contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements. As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring these liabilities at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation and contingent guaranteed obligation are satisfied, or until the sales of the Jet Prep products no longer exist.

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

Note 13.                                                  Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three months ended October 31, 2014 and 2013 were as follows:

	Three Months Ended	Three Months Ended
	October 31, 2014	October 31, 2013
	Foreign	Foreign
	Currency	Currency	Interest Rate
	Translation	Translation	Swap
	Adjustments	Adjustments	Agreements	Total

Beginning balance	$9,552,000	$11,080,000	$(103,000)	$10,977,000
Other comprehensive loss before reclassifications	(1,891,000)	(273,000)	(33,000)	(306,000)
Income tax effect on other comprehensive loss before reclassification	—	—	12,000	12,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	—	48,000	48,000
Income tax effect on reclassification adjustments	—	—	(18,000)	(18,000)
Ending balance	$7,661,000	$10,807,000	$(94,000)	$10,713,000

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

None of our customers accounted for 10% or more of our consolidated net sales for the three months ended October 31, 2014.  For the three months ended October 31, 2013, DaVita Inc. (“DaVita”) accounted for 10.1%, or approximately $11,988,000, of our consolidated net sales.  DaVita sales are included in our Water Purification and Filtration and Dialysis segments.

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

Water Purification and Filtration, which includes water purification equipment and services, filtration and separation products and disinfectant, sterilization and decontamination products and services for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

Two customers accounted for approximately 22.1% and 27.7%, respectively, of our Water Purification and Filtration segment net sales for the three months ended October 31, 2014. Combined, these two customers accounted for approximately 17.2% of our consolidated net sales for the three months ended October 31, 2014.

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

Four customers collectively accounted for approximately 50.8% of our Healthcare Disposables segment net sales and approximately 10.9% of our consolidated net sales for the three months ended October 31, 2014.

Dialysis, which includes medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis. Additionally, this segment includes technical maintenance service on its products.

Other

In accordance with quantitative thresholds established by ASC 280, the Specialty Packaging operating segment is reported in the Other reporting segment.

Specialty Packaging, which includes specialty packaging and thermal control products, as well as related compliance training, for the safe transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. At October 31, 2014, this business is held for sale as further described in Note 15 to the Condensed Consolidated Financial Statements.

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2014 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended
	October 31,
	2014	2013

Net sales:
Endoscopy	$55,932,000	$43,613,000
Water Purification and Filtration	42,368,000	39,750,000
Healthcare Disposables	29,337,000	26,249,000
Dialysis	7,486,000	7,309,000
Other	1,688,000	1,351,000
Total	$136,811,000	$118,272,000

Operating income:
Endoscopy	$7,458,000	$8,184,000
Water Purification and Filtration	7,656,000	6,057,000
Healthcare Disposables	6,354,000	5,719,000
Dialysis	1,450,000	1,764,000
Other	308,000	5,000
	23,226,000	21,729,000
General corporate expenses	(4,179,000)	(3,417,000)
Interest expense, net	(534,000)	(644,000)

Income before income taxes	$18,513,000	$17,668,000

Note 15.                                                  Business Held-For-Sale

We recently conducted a strategic review of our Specialty Packaging business and evaluated its potential value in the marketplace relative to the business’s current and expected returns concluding that the business is not part of our core strategy and may return a higher value to stockholders by its divestiture. Accordingly, our Specialty Packaging business (reported in the Other reporting segment) has been classified as held-for-sale within our Condensed Consolidated Balance Sheet at October 31, 2014. Since the operating results of the Specialty Packaging segment, as shown in Note 14 to the Condensed Consolidated Financial Statements, are not significant in relation to our overall consolidated operating results, the divestiture of this business will not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented. We expect its divestiture to be completed during our fiscal 2015.

The carrying amounts of assets and liabilities that are included in business held-for-sale in our Condensed Consolidated Balance Sheet at October 31, 2014 are as follows:

October 31,
2014
(Amounts in thousands)
Accounts receivable, net of allowance for doubtful accounts	$944
Inventories	686
Prepaid expenses and other assets	81
Property and equipment, net	396
Intangible assets, net	806
Goodwill	6,357
Other assets	181
Total assets held-for-sale	$9,451

Accounts payable	$339
Compensation payable	164
Accrued expenses	88
Deferred revenue	23
Income taxes payable	31
Deferred income taxes	245
Other liabilities	79
Total liabilities held-for-sale	$969

Additionally, a foreign currency translation gain of $2,284,000 was recorded in stockholders’ equity at October 31, 2014 as a result of the monthly translation of the Specialty Packaging segment’s balance sheets beginning in 2004, when the business was acquired.

Note 16.                                                  Legal Proceedings

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

Results of Operations provides a discussion of the consolidated results of operations for the three months ended October 31, 2014 compared with the three months ended October 31, 2013.

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

•                  Water Purification and Filtration: Water purification equipment and services, filtration and separation products and disinfectant, sterilization and decontamination products and services for the medical, pharmaceutical, biotech, beverage and commercial industrial markets.

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

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 (the “2014 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)                                For the three months ended October 31, 2014 compared with the three months ended October 31, 2013, net sales increased by 15.7% to a record level of net sales for a three month period and United States GAAP net income was comparable for both periods. However, after adjusting net income for amortization expense and acquisition related items, non-GAAP adjusted net income increased by 10.5%, as further described elsewhere in this MD&A. (See Non-GAAP Financial Measures section below for a further discussion and reconciliation of net income to adjusted net income). We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    higher sales and improved profitability in our Water Purification and Filtration segment primarily relating to higher sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by the growing number of dialysis patients and clinics in the United States and the increasing market acceptance of the disinfection efficacy and cost benefits of our heat sanitized water purification systems, which carry higher average selling prices than the systems with the traditional non-heated sanitization technology,

•                                    higher sales and improved profitability in our Healthcare Disposables segment mainly due to increased demand for our face masks and sterility assurance products as a result of (i) customers buying products in advance of certain sales price increases, (ii) our overall marketing efforts and (iii) customer response to the Ebola virus, and

•                                    higher sales in our Endoscopy segment principally due to (i) a shift of product mix to higher margin products including increases in sales volume of endoscope reprocessing disinfectant and consumable products as a result of the increased field population of equipment, as well as disposable infection control products used in gastrointestinal (GI) endoscopy procedures due to marketing efforts and (ii) increased demand for our endoscope reprocessing equipment.

The above factors were partially offset by:

•                                    our strategic decision to invest in selling initiatives designed to expand into new markets and gain or maintain market share,

•                                    an increase of $1,290,000 in R&D expense due to additional product development initiatives as well as the inclusion of research and development costs relating to the Jet Prep Acquisition,

•                                    an increase of $1,256,000 in acquisition related charges recorded in cost of sales and general and administrative expenses in our Endoscopy segment relating to recent acquisitions, and

•                                    an increase in our effective tax rate due to certain non-deductible acquisition related charges and other items recorded during the three months ended October 31, 2014, the geographic mix of pre-tax income and the expiration of Federal tax legislation.

(ii)                            We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment have been adversely impacted in recent years by the decrease in demand for our sterilants, RENATRON® reprocessing equipment and dialysate concentrate products, as more fully described elsewhere in this MD&A. This reduction in dialysis sales has reduced overall profitability in this segment as compared with profitability in prior periods. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. A material decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability in this segment in the future. See “Risk Factors” in the 2014 Form 10-K.

(iii)                         On November 3, 2014, we acquired all of the issued and outstanding stock of International Medical Service S.r.l. (“IMS”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “IMS Acquisition”).

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

(vii)                     On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement with our senior lenders to refinance our working capital credit facilities, as more fully described in Note 9 to the Condensed Consolidated Financial Statements.

(viii)                  On November 6, 2014, our Board of Directors approved an increase in its semi-annual cash dividend from $0.045 to $0.05 per outstanding share of our common stock, which will be paid on January 30, 2015 to shareholders of record on January 16, 2015, as more fully described elsewhere in this MD&A.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the acquisitions of PuriCore, Sterilator and Jet Prep were consummated on June 30, 2014, January 7, 2014 and November 5, 2013, respectively, their results of operations are included in our consolidated results of operations for the three months ended October 31, 2014 and are not included in our results of operations for the three months ended October 31, 2013. However, these acquisitions did not have a significant effect on our consolidated results of operations for the three months ended October 31, 2014 due to the size of each acquisition in relation to our overall consolidated results of operations. The PuriCore and Jet Prep businesses are included in our Endoscopy segment and the Sterilator business is included in our Healthcare Disposables segment.

Since the IMS Acquisition was consummated after the first quarter of our fiscal 2015, its results of operations are not included in our results of operations for any periods presented.

The following discussion should also be read in conjunction with our 2014 Form 10-K.

The following tables give information as to the net sales by reporting segment and geography (which represent the geographic area from which the Company derives its net sales from external customers), as well as the related percentage of such sales to the total net sales.

	Three Months Ended
	October 31,
	2014		2013
	(Dollar amounts in thousands)
	$	%	$	%
Net Sales by Segment
Endoscopy	$55,932	40.9	$43,613	36.9
Water Purification and Filtration	42,368	31.0	39,750	33.6
Healthcare Disposables	29,337	21.4	26,249	22.2
Dialysis	7,486	5.5	7,309	6.2
Other	1,688	1.2	1,351	1.1
	$136,811	100.0	$118,272	100.0
Net Sales by Geography
United States	$110,879	81.0	$99,568	84.2
International	25,932	19.0	18,704	15.8
	$136,811	100.0	$118,272	100.0

Net Sales

Total net sales increased by $18,539,000, or 15.7%, to $136,811,000 for the three months ended October 31, 2014 from $118,272,000 for the three months ended October 31, 2013. International net sales increased by $7,228,000, or 38.6%, to $25,932,000 for the three months ended October 31, 2014 from $18,704,000 for the three months ended October 31, 2013.

The increase in total net sales for the three months ended October 31, 2014 was attributable to increases in net sales of our three largest segments, Endoscopy, Water Purification and Filtration and Healthcare Disposables. The increase in international net sales was primarily due to increases in net sales of endoscopy products and services in the United Kingdom as a result of the PuriCore Acquisition.

Net sales of endoscopy products and services increased by $12,319,000, or 28.2%, for the three months ended October 31, 2014, compared with the three months ended October 31, 2013, primarily due to increases in demand in the United States and internationally for our (i) disinfectants, service, equipment accessories and filters due to the increase in the installed base of endoscope reprocessing equipment, (ii) endoscope reprocessing equipment and (iii) procedure room products (disposable infection control products used in gastrointestinal endoscopy procedures). We expect sales of disinfectants, service, equipment accessories and filters, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. Additionally, the increase was attributable to the inclusion of net sales of $6,493,000 generated in the United Kingdom as a result of acquiring PuriCore on June 30, 2014. These increases were partially offset by overall lower selling prices in most endoscopy product offerings totaling approximately $840,000 as a result of our strategic growth plan and increased competition.

Net sales of water purification and filtration products and services increased by $2,618,000, or 6.6%, for the three months ended October 31, 2014, compared with the three months ended October 31, 2013, primarily due to (i) higher sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by the growing number of dialysis patients and clinics in the United States and the increasing market acceptance of the disinfection efficacy and cost benefits of our heat sanitized water purification systems, which carry higher average selling prices than the systems with the traditional non-heated sanitization, and (ii) price increases of approximately $1,430,000 on certain water purification and filtration products, which were implemented to partially offset increasing costs. These increases were partially offset by a decrease in demand for our water purification equipment used for commercial and industrial (large capital) applications.

Net sales of healthcare disposables products increased by $3,088,000, or 11.8%, for the three months ended October 31, 2014, compared with the three months ended October 31, 2013, principally due to increased demand in the United States and internationally for our face masks and sterility assurance products as a result of (i) customers buying products in advance of certain sales price increases, (ii) our overall marketing efforts and (iii) customer response to the Ebola virus.

Gross Profit

Gross profit increased by $9,015,000, or 17.5%, to $60,514,000 for the three months ended October 31, 2014 from $51,499,000 for the three months ended October 31, 2013. Gross profit as a percentage of net sales for the three months ended October 31, 2014 and 2013 was 44.2% and 43.5%, respectively.

The higher gross profit as a percentage of net sales for the three months ended October 31, 2014 compared with the three months ended October 31, 2013 was primarily due to more favorable sales mix in our three largest segments principally due to increases in sales volume of certain products that carry higher gross margin percentages such as our sterilants, filters and certain equipment products in our Water Purification and Filtration segment, disinfectants, equipment accessories, filters and procedure products in our Endoscopy segment, and face masks and sterility assurance products in our Healthcare Disposables segment. These items were partially offset by (i) $667,000 in acquisition accounting charges relating to inventory and deferred revenue acquired in the PuriCore Acquisition, (ii) the inclusion in our Endoscopy segment of PuriCore, which had a lower gross profit as a percentage of net sales, (iii) increased manufacturing costs primarily in our Healthcare Disposables segment and (iv) unfavorable sales mix in our Dialysis segment.

We cannot provide assurances that our gross profit percentage will not be adversely affected in the future (i) by uncertainties associated with our product mix, (ii) by further price competition in certain of our segments such as Healthcare Disposables (due to a more competitive environment as well as competition from products manufactured in lower cost locations, as explained below), Endoscopy (primarily due to our growth strategy and increased competition) and Dialysis (relating to the market shift from reusable to single-use dialyzers as further explained elsewhere in this MD&A), or (iii) if raw materials and distribution costs increase and we are unable to implement further price increases. Some of our competitors manufacture certain healthcare disposable products in lower cost locations such as China, Southeast Asia and certain locations within North America due to lower overall costs despite more expensive shipping costs, quality concerns, sustainability issues and other matters. Although we believe the quality of our healthcare disposable products, which are generally produced in the United States, are superior, we may experience significant pricing pressure that would adversely affect our gross profit or level of sales in the future in our Healthcare Disposables segment as a result of lower cost competition from products produced in other geographic locations.

Operating Expenses

Selling expenses increased by $3,647,000, or 23.1%, to $19,411,000 for the three months ended October 31, 2014 from $15,764,000 for the three months ended October 31, 2013, primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and gain or maintain market share by hiring and training additional sales and marketing personnel and increasing travel budgets in our Endoscopy segment and to a lesser extent our Water Purification and Filtration and Healthcare Disposables segments, (ii) higher commission expense principally in our Endoscopy segment as a result of higher sales and modified plan incentives, (iii) the inclusion of selling and marketing expenses of PuriCore, Sterilator and Jet Prep in the three months ended October 31, 2014 and (iv) increases in annual salaries and incentive compensation including stock-based compensation,.

Selling expenses as a percentage of net sales were 14.2% and 13.3% for the three months ended October 31, 2014 and 2013, respectively.

General and administrative expenses increased by $3,343,000, or 22.0%, to $18,507,000 for the three months ended October 31, 2014, from $15,164,000 for the three months ended October 31, 2013, primarily due to (i) the inclusion of general and administrative expenses of PuriCore, Sterilator and Jet Prep in the three months ended October 31, 2014, (ii) $589,000 in acquisition related charges in our Endoscopy segment as further described within Non-GAAP Financial Measures elsewhere in this MD&A, (iii) increases in annual salaries and stock-based compensation, (iv) an increase of $330,000 in intangible amortization as a result of acquisitions and (v) costs associated with the upcoming retirement of our Chief Financial Officer. These items were partially offset by a decrease in bad debt expense.

General and administrative expenses as a percentage of net sales were 13.5% and 12.8% for the three months ended October 31, 2014 and 2013, respectively.

Research and development expenses (which include continuing engineering costs) increased by $1,290,000, or 57.1%, to $3,549,000 for the three months ended October 31, 2014 from $2,259,000 for the three months ended October 31, 2013 due to additional product development initiatives primarily in our Endoscopy segment as well as the inclusion of research and development costs relating to the Jet Prep Acquisition. Since the additional product development initiatives are on-going, we expect future research and development expenses to continue to exceed amounts reported in prior year periods.

Research and development expense as a percentage of net sales were 2.6% and 1.9% for the three months ended October 31, 2014 and 2013, respectively.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended
	October 31,
	2014		2013
	(Dollar amounts in thousands)
	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales
Endoscopy	$7,458	13.3%	$8,184	18.8%
Water Purification and Filtration	7,656	18.1%	6,057	15.2%
Healthcare Disposables	6,354	21.7%	5,719	21.8%
Dialysis	1,450	19.4%	1,764	24.1%
Other	308	18.2%	5	0.4%
Operating income	23,226	17.0%	21,729	18.4%
General corporate expenses	(4,179)		(3,417)
Income before interest and income taxes	$19,047	13.9%	$18,312	15.5%

The Endoscopy segment’s operating income decreased by $726,000, or 8.9%, for the three months ended October 31, 2014, compared with the three months ended October 31, 2013, primarily due to (i) $1,256,000 in acquisition related items, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, (ii) increased research and development expenses due to additional product development initiatives and the inclusion of the Jet Prep Acquisition, (iii) lower selling prices of certain endoscopy products, (iv) increased investment in our sales team and other selling initiatives, (v) higher commission expense as a percent of sales due to modified plan incentives, (vi) increases in annual salaries and stock-based compensation and (vii) increased intangible amortization as a result of acquisitions, partially offset by increases in demand in the United States and internationally for our endoscopy products and services, as further explained above.

The Water Purification and Filtration segment’s operating income increased by $1,599,000, or 26.4%, for the three months ended October 31, 2014, compared with the three months ended October 31, 2013, primarily due to increased demand for our water purification capital equipment, consumables and service in the dialysis industry and improved gross profit percentage, as further explained above, partially offset by a decrease in demand for our water purification equipment used for commercial and industrial (large capital) applications, increases in annual salaries and stock-based compensation and the hiring of additional sales personnel, which is expected to continue to increase through fiscal 2015.

The Healthcare Disposables segment’s operating income increased by $635,000, or 11.1%, for the three months ended October 31, 2014, compared with the three months ended October 31, 2013, primarily due to improved sales, as explained above, partially offset by the inclusion of general and administrative expenses of Sterilator, the hiring of additional sales personnel and annual raises.

The Dialysis segment’s operating income decreased by $314,000 for the three months ended October 31, 2014, compared with the three months ended October 31, 2013, primarily due to increased selling expenses and the impact of annual raises.

The Specialty Packaging segment’s operating income increased by $303,000 for the three months ended October 31, 2014, compared with the three months ended October 31, 2013, primarily due to increased demand for our packaging products as a result of the Ebola virus.

General corporate expenses relate to certain unallocated corporate costs primarily related to executive management personnel and being a publicly traded company. Such expenses increased by $762,000, or 22.3%, for the three months ended October 31, 2014, compared with the three months ended October 31, 2013, primarily due to increases in annual salaries and stock-based compensation, charges associated with the upcoming retirement of our Chief Financial Officer and the addition of internal and external resources to address various growth initiatives and new compliance requirements.

Interest

Interest expense decreased by $107,000 to $550,000 for the three months ended October 31, 2014, from $657,000 for the three months ended October 31, 2013, primarily due to a decrease in average outstanding borrowings and lower interest rates.

Interest income increased by $3,000 to $16,000 for the three months ended October 31, 2014, from $13,000 for the three months ended October 31, 2013.

Income Taxes

The consolidated effective tax rate was 39.3% and 36.7% for the three months ended October 31, 2014 and 2013, respectively. The increase in the consolidated effective tax rate was principally due to certain non-deductible acquisition related charges and initial operating losses recorded in our international operations during the three months ended October 31, 2014, the geographic mix of pre-tax income and the expiration of Federal tax legislation.

For the three months ended October 31, 2014, our international operations, which included Canada, Singapore, the Netherlands, Israel and the United Kingdom, generated a combined loss primarily due to (i) the recording of certain acquisition related costs, most of which are not tax deductible and (ii) initial operating losses in our acquired Jet Prep entity for which no corresponding tax benefit was recorded since the commercialization of the product is in the beginning phase and (iii) initial operating losses in our acquired UK entity due to acquisition related charges for which a corresponding tax benefit was recorded using the lower UK statutory tax rate, thereby increasing our overall effective tax rate. For the three months ended October 31, 2013, our international operations, which consisted of Canada, Singapore and the Netherlands, were profitable and had a combined effective tax rate of 23.0%, thereby reducing our overall effective tax rate.

For the three months ended October 31, 2014 and 2013, almost all of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 37.5% and 37.3%, respectively. The higher overall effective tax rate for the three months ended October 31, 2014 was principally caused by Federal tax legislation that had expired in December 2013 preventing us from recording a research and experimentation tax credit for the three months ended October 31, 2014, thereby adversely affecting our effective tax rate.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2013	$124,000
Lapse of statute of limitations in fiscal 2014	(124,000)
Unrecognized tax benefits on October 31, 2014 and July 31, 2014	$—

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

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended
	October 31,
	2014	2013

Cost of sales	$99,000	$62,000
Operating expenses:
Selling	186,000	110,000
General and administrative	1,279,000	964,000
Research and development	17,000	12,000
Total operating expenses	1,482,000	1,086,000
Stock-based compensation before income taxes	1,581,000	1,148,000
Income tax benefits	(539,000)	(412,000)
Total stock-based compensation expense, net of tax	$1,042,000	$736,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At October 31, 2014, total unrecognized stock-based compensation expense before income taxes related to total nonvested stock options and stock awards was $10,240,000 with a remaining weighted average period of 23 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the three months ended October 31, 2014 and 2013, income tax deductions of $4,198,000 and $3,680,000, respectively, were generated and increased additional paid-in capital by $2,473,000 and $2,596,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Non-GAAP Financial Measures

In evaluating our operating performance, we supplement the reporting of our financial information determined under accounting principles generally accepted in the United States (“GAAP”) with certain internally derived non-GAAP financial measures, namely adjusted net income and adjusted diluted earnings per share (“EPS”). These non-GAAP financial measures are indicators of the Company’s performance that is not required by, or presented in accordance with, GAAP. They are presented with the intent of providing greater transparency to financial information used by us in our financial analysis and operational decision-making. We believe that these non-GAAP measures provide meaningful information to assist investors, shareholders and other readers of our Condensed Consolidated Financial Statements in making comparisons to our historical operating results and analyzing the underlying performance of our results of operations. These non-GAAP financial measures are not intended to be, and should not be, considered separately from, or as an alternative to, the most directly comparable GAAP financial measures.

We define adjusted net income and adjusted diluted EPS as net income and diluted EPS, respectively, adjusted to exclude amortization, acquisition related items, significant reorganization and restructuring charges, major tax events and other significant items management deems atypical or non-operating in nature.

For the three months ended October 31, 2014, we made adjustments to net income and diluted EPS to exclude amortization expense and acquisition related items impacting current operating performance including transaction and integration charges and ongoing fair value adjustments to arrive at our non-GAAP financial measures, adjusted net income and adjusted EPS. For the three months ended October 31, 2013, we made adjustments to net income and diluted EPS to exclude amortization expense to arrive at our non-GAAP financial measures. Acquisition related items were not incurred for the three months ended October 31, 2013.

Amortization expense is a non-cash expense related to intangibles that were primarily the result of business acquisitions. Our history of acquiring businesses has resulted in significant increases in amortization of intangible assets that reduced the Company’s net income. The removal of amortization from our overall operating performance helps in assessing our cash generated from operations including our return on invested capital, which we believe is an important analysis for measuring our ability to generate cash and invest in our continued growth.

Acquisition related items consist of (i) fair value adjustments to contingent consideration and other contingent liabilities resulting from acquisitions, (ii) due diligence, integration, legal fees and other transaction costs associated with specific acquisitions and (iii) acquisition accounting charges for the amortization of the initial fair value adjustments of acquired inventory and deferred revenue. The adjustments of contingent consideration and other contingent liabilities are periodic adjustments to record such amounts at fair value at each balance sheet date. Given the subjective nature of the assumptions used in the determination of fair value calculations, fair value adjustments may potentially cause significant earnings volatility that are not representative of our operating results. Similarly, due diligence, integration, legal and other acquisition costs associated with specific acquistions, including acquisition accounting charges relating to recording acquired inventory and deferred revenue at fair market value, can be significant and also adversely impact our effective tax rate as certain costs are often not tax-deductible. Since all of these acquisition related items are atypical and often mask underlying operating performance, we excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

For the three months ended October 31, 2014, the reconciliations of net income and diluted EPS with adjusted net income and adjusted diluted EPS were calculated as follows:

	As Reported,		Acquisition	Non-GAAP
	Three Months Ended	Intangible	Related	Three Months Ended
(Amounts in thousands, except EPS)	October 31, 2014	Amortization	Items	October 31, 2014

Net sales	$136,811	$—	$—	$136,811

Cost of sales	76,297	—	(667)	75,630

Gross profit	60,514	—	667	61,181

Expenses:
Selling	19,411	—	—	19,411
General and administrative	18,507	(2,956)	(589)	14,962
Research and development	3,549	—	—	3,549
Total operating expenses	41,467	(2,956)	(589)	37,922

Income before interest and income taxes	19,047	2,956	1,256	23,259

Interest expense, net	534	—	—	534

Income before income taxes	18,513	2,956	1,256	22,725

Income taxes	7,274	1,102	164	8,540

Net income/Adjusted net income	$11,239	$1,854	$1,092	$14,185

Diluted EPS/Adjusted diluted EPS	$0.27	$0.04	$0.03	$0.34

For the three months ended October 31, 2013, the reconciliations of net income and diluted EPS with adjusted net income and adjusted diluted EPS were calculated as follows:

	As Reported,		Acquisition	Non-GAAP
	Three Months Ended	Intangible	Related	Three Months Ended
(Amounts in thousands, except EPS)	October 31, 2013	Amortization	Items	October 31, 2013

Net sales	$118,272	$—	$—	$118,272

Cost of sales	66,773	—	—	66,773

Gross profit	51,499	—	—	51,499

Expenses:
Selling	15,764	—	—	15,764
General and administrative	15,164	(2,626)	—	12,538
Research and development	2,259	—	—	2,259
Total operating expenses	33,187	(2,626)	—	30,561

Income before interest and income taxes	18,312	2,626	—	20,938

Interest expense, net	644	—	—	644

Income before income taxes	17,668	2,626	—	20,294

Income taxes	6,483	977	—	7,460

Net income/Adjusted net income	$11,185	$1,649	$—	$12,834

Diluted EPS/Adjusted diluted EPS	$0.27	$0.04	$—	$0.31

Liquidity and Capital Resources

Working Capital

At October 31, 2014, our working capital was $109,925,000, compared with $97,410,000 at July 31, 2014. The increase was primarily due to the classification of our Specialty Packaging segment as a business held-for-sale, as further explained elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements.

Cash Flows from Operating Activities

Net cash provided by operating activities was $12,703,000 and $10,751,000 for the three months ended October 31, 2014 and 2013, respectively. For the three months ended October 31, 2014, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes) and an increase in income taxes payable (due to the timing associated with tax payments), partially offset by a decrease in accounts payable and other current liabilities (due primarily to the timing associated with the payment of incentive compensation) and an increase in accounts receivable (due to strong sales in the three months ended October 31, 2014).

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

Cash Flows from Investing Activities

Net cash used in investing activities was $27,016,000 and $2,475,000 for the three months ended October 31, 2014 and 2013, respectively. For the three months ended October 31, 2014, the net cash used in investing activities was primarily for the funding of the IMS Acquisition. For the three months ended October 31, 2013, the net cash used in investing activities was primarily for capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12,522,000 for the three months ended October 31, 2014 compared with net cash used in financing activities of $13,909,000 for the three months ended October 31, 2013. For the three months ended October 31, 2014, the net cash provided by financing activities was primarily due to borrowings under our revolving credit facility to fund the IMS Acquisition, partially offset by repayments under the revolving credit facility. For the three months ended October 31, 2013, the net cash used in financing activities was primarily due to repayments under our credit facilities.

Cash Dividends

On November 6, 2014, our Board of Directors approved an 11% increase in the semiannual cash dividend to $0.05 per share of outstanding common stock, which will be paid on January 30, 2015 to shareholders of record at the close of business on January 16, 2015. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Long-Term Contractual Obligations

As of October 31, 2014, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Nine Months
	Ending
	July 31,	Year Ending July 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in thousands)

Maturity of the credit facility	$—	$—	$—	$—	$93,500	$—	$93,500
Expected interest payments under the credit facility (1)	1,302	1,664	1,664	1,664	971	—	7,265
Minimum commitments under noncancelable operating leases	2,990	3,418	2,750	2,043	1,497	3,050	15,748
Compensation agreements	3,778	2,867	763	350	350	496	8,604
Contingent consideration (2)	—	70	554	947	1,124	1,522	4,217
Assumed contingent liability (3)	—	51	226	428	574	622	1,901
Contingent guaranteed obligation (4)	516	428	221	161	161	—	1,487
Deferred compensation and other	36	50	50	35	12	15	198
Total contractual obligations	$8,622	$8,548	$6,228	$5,628	$98,189	$5,705	$132,920

(1)         The expected interest payments under our credit facility reflect an interest rate of 1.86%, which was our weighted average interest rate on outstanding borrowings at October 31, 2014.

(2)         These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the October 31, 2014 Condensed Consolidated Balance Sheet at its net present value of $2,804,000 using a discount rate of 12.6%.

(3)         These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the October 31, 2014 Condensed Consolidated Balance Sheet at its net present value of $1,763,000 using a discount rate of 2.5%.

(4)         These future potential payments of a contingent guaranteed obligation relate to the PuriCore Acquisition, as further explained below, and are reflected in the October 31, 2014 Condensed Consolidated Balance Sheet at its net present value of $1,240,000 using a discount rate of 10.1%.

U.S. Credit Agreement

In March 2014, we modified our existing $100,000,000 senior secured revolving credit facility (the “Existing Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Existing Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “New Credit Agreement”). The New Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “New Revolving Credit Facility”).  The Existing Term Loan Facility was terminated after the outstanding balance was reassigned to the New Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the New Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The New Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the New Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to the Existing Revolving Credit Facility. The total of these two amounts is being amortized over the life of the New Credit Agreement. The remaining unamortized debt issuance costs of $84,000 relating to the Existing Term Loan Facility was charged to interest expense on March 4, 2014 when the Existing Term Loan Facility was terminated. At October 31, 2014, unamortized debt issuance costs recorded in other assets amounted to $1,586,000.

Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New Credit Agreement (“Consolidated EBITDA”). At November 30, 2014, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.16% to 0.56%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at November 30, 2014. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at November 30, 2014.

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

On October 31, 2014, we had $93,500,000 of outstanding borrowings under the New Credit Agreement. Subsequent to October 31, 2014, we repaid $3,000,000 resulting in total outstanding borrowings of $90,500,000 at November 30, 2014, none of which is required to be repaid until March 2019.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Contingent Consideration and Assumed Contingent Liability

In relation to the Jet Prep Acquisition on November 5, 2013, we have recorded a $2,490,000 liability for the estimated fair value of contingent consideration payable to the sellers and a $1,720,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, which will be payable based on future sales of the Jet Prep Business (above a minimum threshold with respect to the contingent consideration liability). Additionally, in connection with the PuriCore Acquisition, we assumed a $1,414,000 contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements. As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring these liabilities at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation and contingent guaranteed obligation are satisfied, or until the sales of the Jet Prep products no longer exist.

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

Financing Needs

Our four largest operating segments generate significant cash from operations. At October 31, 2014, we had a cash balance of $29,714,000, of which $6,122,000 was held by foreign subsidiaries. Additionally, we had a restricted cash balance of $24,257,000 held by a foreign banking agent at October 31, 2014 to fund the purchase price of the IMS Acquisition on November 3, 2014. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. In addition to the IMS Acquisition, such international growth initiatives have included the funding of $5,332,000 from one of our foreign subsidiaries for the November 5, 2013 Jet Prep Acquisition as further described in Note 3 to the Condensed Consolidated Financial Statements. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At November 30, 2014, $159,500,000 was available under our New Credit Agreement.

Business Held-For-Sale

We recently conducted a strategic review of our Specialty Packaging business and evaluated its potential value in the marketplace relative to the business’s current and expected returns concluding that the business is not part of our core strategy and may return a higher value to stockholders by its divestiture. Accordingly, our Specialty Packaging business (reported in the Other reporting segment) has been classified as held-for-sale within our Condensed Consolidated Balance Sheet at October 31, 2014. Since the operating results of the Specialty Packaging segment, as shown in Note 14 to the Condensed Consolidated Financial Statements, are not significant in relation to our overall consolidated operating results, the divestiture of this business will not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented. We expect its divestiture to be completed during our fiscal 2015.

Foreign Currency

The financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2014 Form 10-K and therefore are impacted by changes in the Canadian dollar exchange rate. Additionally, changes in the value of the Canadian dollar against the United States dollar affect our results of operations because a portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. Furthermore, certain cash bank accounts, accounts receivable and liabilities of our Canadian and United States subsidiaries are denominated and ultimately settled in United States dollars or Canadian dollars, respectively, but must be converted into their functional currency.

Changes in the value of the Euro, Singapore dollar and British Pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros, Singapore dollars or British Pounds but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands and United Kingdom subsidiaries are translated using the accounting policies described in Note 2 to the 2014 Form 10-K and therefore are impacted by changes in the Euro and British Pound exchange rates, respectively, relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British Pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British Pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were four foreign currency forward contracts with an aggregate value of $10,377,000 at November 30, 2014, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expire on December 31, 2014. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. Gains and losses related to these hedging contracts to buy Euros, Singapore dollars and British Pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three months ended October 31, 2014, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian or United States subsidiaries’ assets closely offset the currency impact on our Canadian or United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon our net income for the three months ended October 31, 2014 and 2013.

For purposes of translating the balance sheet at October 31, 2014 compared with July 31, 2014, the total of the foreign currency movements resulted in a foreign currency translation loss of $1,891,000 for the three months ended October 31, 2014, thereby decreasing stockholders’ equity.

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

Revenue Recognition

Revenue on product sales is recognized as products are shipped to customers and title passes. The passing of title is determined based upon the FOB terms specified for each shipment. With respect to endoscopy, dialysis and specialty packaging products, shipment terms are generally FOB origin for common carrier and when our distribution fleet is utilized (except for one large customer in dialysis whereby all products are shipped FOB destination). With respect to water purification and filtration and healthcare disposable products, shipment terms may be either FOB origin or destination. Customer acceptance for the majority of our product sales occurs at the time of delivery. With respect to a portion of water purification and filtration and endoscopy product sales, equipment is sold as part of a system for which the equipment is functionally interdependent or the customer’s purchase order specifies “ship-complete” as a condition of delivery; revenue recognition on such sales is deferred until all equipment has been delivered, or post-delivery obligations such as installation have been substantially fulfilled such that the products are deemed functional by the end-user. All shipping and handling fees invoiced to customers, such as freight, are recorded as revenue (and related costs are included within cost of sales) at the time the sale is recognized.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable, endoscopy and water purification and filtration products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,579,000 and $945,000 for the three months ended October 31, 2014 and 2013, respectively. The increase in rebates in the three months ended October 31, 2014 is primarily due to increased sales volume in our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments as well as new volume rebate agreements in our Dialysis and Endoscopy segments. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

Our endoscopy products and services are sold directly to hospitals and other end-users in the United States and primarily to distributors internationally except for the United Kingdom, Netherlands and Singapore where we sell directly to hospitals and other end-users; water purification and filtration products and services are sold directly to hospitals, dialysis clinics, pharmaceutical and biotechnology companies, laboratories, medical products and service companies and other end-users as well as through third-party distributors; the majority of our healthcare disposable products are sold to third party distributors and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users; the majority of our dialysis products are sold to dialysis clinics and hospitals; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

Management concluded that none of our intangible assets or goodwill was impaired as of July 31, 2014.

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2014, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that exceeded book value by a nominal amount. Goodwill relating to our Specialty Packaging reporting unit was $6,357,000 and was reclassified from goodwill to business held-for-sale as a current asset at October 31, 2014, as further described elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to the assumed compounded annual sales growth and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections and the expected sale of the Specialty Packaging business does not occur, future impairment charges may be recorded. On October 31, 2014, management concluded that no events or changes in circumstances have occurred during the three months ended October 31, 2014 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On October 31, 2014, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Warranties

We provide for estimated costs that may be incurred to remedy deficiencies of quality or performance of our products at the time of revenue recognition. Most of our products have a one year warranty, although certain Endoscopy and Water Purification and Filtration products that require installation may carry a warranty period of up to fifteen months. Additionally, many of our consumables, accessories and parts have a 90 day warranty. We record provisions for product warranties as a component of cost of sales based upon an estimate of the amounts necessary to settle existing and future claims on products sold. The historical relationship of warranty costs to products sold is the primary basis for the estimate. A significant increase in third party service repair rates, the cost and availability of parts or the frequency of claims could have a material adverse impact on our results for the period or periods in which such claims or additional costs materialize. Management reviews its warranty exposure periodically and believes that the warranty reserves are adequate; however, actual claims incurred could differ from original estimates, requiring adjustments to the reserves.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and IRS notices and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Condensed Consolidated Statements of Income. For the three months ended October 31, 2014 and 2013, we recorded excise taxes of $1,086,000 and $956,000, respectively, in cost of sales. The regulations regarding the calculations of the medical device taxes are complex and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Condensed Consolidated Financial Statements.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories, warranties and contingent obligations. We account for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other acquisition related liabilities can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the assumed contingent obligation relating to the Jet Prep Acquisition and the contingent guaranteed obligation relating to the PuriCore Acquisition, as further described in Note 6 to the Condensed Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

Other Matters

We do not have any off balance sheet financial arrangements, other than future commitments under operating leases and executive severance and license agreements.

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, or forecasts about our businesses, the industries in which we operate, and the current beliefs and assumptions of management; they do not relate strictly to historical or current facts.  Without limiting the foregoing, words or phrases such as “expect,” “anticipate,” “goal,” “will continue,” “project,” “intend,” “plan,” “believe,” “seek,”  “may,” “could,” and variations of such words and similar expressions generally identify forward-looking statements.  In addition, any statements that refer to predictions or projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions about future events, activities or developments and are subject to numerous risks, uncertainties, and assumptions that are difficult to predict.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of the 2014 Form 10-K, entitled Risk Factors. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

A portion of our Canadian subsidiaries’ inventories and operating costs (which are reported in the Water Purification and Filtration and Specialty Packaging segments) are purchased in the United States and a significant amount of their sales are to customers in the United States. The businesses of our Canadian subsidiaries could be materially and adversely affected by the imposition of trade barriers, fluctuations in the rate of currency exchange, tariff increases and import and export restrictions between the United States and Canada. Changes in the value of the Canadian dollar against the United States dollar also affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our Canadian and United States subsidiaries are denominated and ultimately settled in United States dollars or Canadian dollars, respectively, but must be converted into their functional currency. Additionally, the financial statements of our Canadian subsidiaries are translated using the accounting policies described in Note 2 to the 2014 Form 10-K.

Changes in the value of the Euro, Singapore dollar and British Pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of our subsidiaries are denominated and ultimately settled in Euros, Singapore dollars or British Pounds but must be converted into their functional currency. Furthermore, the financial statements of our Netherlands and United Kingdom subsidiaries are translated using the accounting policies described in Note 2 to the 2014 Form 10-K and therefore are impacted by changes in the Euro and British Pound exchange rates, respectively, relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British Pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British Pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were four foreign currency forward contracts with an aggregate value of $9,804,000 at October 31, 2014, which covered certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. Such contracts expired on November 30, 2014. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets at our subsidiaries that are denominated and ultimately settled in currencies other than their functional currencies. For the three months ended October 31, 2014, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than our subsidiaries’ functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States subsidiaries’ assets closely offset the currency impact on our Canadian and United States subsidiaries’ liabilities effectively minimizing realized gains and losses.

Overall, fluctuations in the rates of currency exchange had an insignificant impact on our net income for the three months ended October 31, 2014 and 2013.

For the purpose of translating the balance sheet at October 31, 2014 compared with July 31, 2014, the total of the foreign currency movements resulted in a foreign currency translation loss of $1,891,000 in fiscal 2014, thereby decreasing stockholders’ equity.

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

Market Risk Sensitive Transactions

Additional information related to market risk sensitive transactions is contained in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2014 Form 10-K.

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

On June 30, 2014 we acquired PuriCore, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our Condensed Consolidated Financial Statements. We expect that all aspects of the PuriCore Business will be fully integrated into our existing internal control structure in late fiscal 2015.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

None.

ITEM 1A.                                       RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our 2014 Form 10-K. The risk factors disclosed in Part I, Item 1A to our 2014 Form 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

August	2,829	$36.78	—	—
September	168	36.71	—	—
October	93,772	36.34	—	—
Total	96,769	$36.35	—	—

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

CANTEL MEDICAL CORP.

Date: December 10, 2014

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)