Form 10-Q
period 2015-01-31
CANTEL MEDICAL CORP
filed 2015-03-12
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015.

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

Number of shares of common stock outstanding as of February 28, 2015: 41,527,185.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	January 31,	July 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$24,092	$31,781
Accounts receivable, net of allowance for doubtful accounts of $1,908 at January 31 and $1,874 at July 31	65,217	62,225
Inventories:
Raw materials	28,974	27,365
Work-in-process	9,218	7,510
Finished goods	27,037	24,862
Total inventories	65,229	59,737
Deferred income taxes	4,283	3,551
Prepaid expenses and other current assets	9,767	6,615
Income taxes receivable	1,166	—
Business held-for-sale	8,207	—
Total current assets	177,961	163,909
Property and equipment, net	61,408	52,718
Intangible assets, net	86,926	82,952
Goodwill	235,818	231,647
Other assets	5,562	4,919
	$567,675	$536,145
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,181	$19,529
Compensation payable	10,151	14,866
Accrued expenses	16,761	15,109
Deferred revenue	16,362	16,102
Income taxes payable	—	893
Business held-for-sale	852	—
Total current liabilities	62,307	66,499

Long-term debt	95,500	80,500
Deferred income taxes	22,134	17,805
Contingent consideration	2,888	2,722
Other long-term liabilities	4,489	3,373

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; January 31 - 45,817,397 shares issued and 41,517,595 shares outstanding; July 31 - 45,641,688 shares issued and 41,442,260 shares outstanding	4,582	4,564
Additional paid-in capital	152,061	146,048
Retained earnings	263,554	243,306
Accumulated other comprehensive income	2,052	9,552
Treasury Stock, at cost; January 31 - 4,299,802 shares; July 31 - 4,199,428 shares	(41,892)	(38,224)
Total stockholders’ equity	380,357	365,246
	$567,675	$536,145

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Net sales
Product sales	$118,350	$105,948	$238,149	$211,125
Product service	17,080	13,094	34,092	26,189
Total net sales	135,430	119,042	272,241	237,314

Cost of sales
Product sales	63,073	57,407	127,169	114,810
Product service	11,766	9,300	23,967	18,670
Total cost of sales	74,839	66,707	151,136	133,480

Gross profit	60,591	52,335	121,105	103,834

Expenses:
Selling	19,257	16,077	38,668	31,841
General and administrative	19,822	15,557	38,329	30,721
Research and development	3,211	2,492	6,760	4,751
Total operating expenses	42,290	34,126	83,757	67,313

Income before interest and income taxes	18,301	18,209	37,348	36,521

Interest expense	661	645	1,211	1,302
Interest income	(15)	(15)	(31)	(28)

Income before income taxes	17,655	17,579	36,168	35,247

Income taxes	6,570	6,453	13,844	12,936

Net income	$11,085	$11,126	$22,324	$22,311

Earnings per common share:
Basic	$0.27	$0.27	$0.54	$0.54

Diluted	$0.27	$0.27	$0.54	$0.54

Dividends per common share	$0.05	$—	$0.05	$0.05

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Net income	$11,085	$11,126	$22,324	$22,311

Other comprehensive loss:
Foreign currency translation, net of tax	(5,609)	(1,401)	(7,500)	(1,674)
Unrealized holding losses on interest rate swaps arising during the period, net of tax	—	(9)	—	(30)
Reclassification adjustments to interest expense for losses on interest rate swap included in net income during the period, net of tax	—	30	—	60
Reclassification adjustment to interest expense for ineffective hedge on interest rate swap included in net income during the period, net of tax	—	73	—	73
Total other comprehensive loss, net of tax	(5,609)	(1,307)	(7,500)	(1,571)

Comprehensive income	$5,476	$9,819	$14,824	$20,740

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2015	2014

Cash flows from operating activities
Net income	$22,324	$22,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,853	3,967
Amortization	6,188	5,245
Stock-based compensation expense	3,001	2,556
Amortization of debt issuance costs	200	162
Loss on disposal of fixed assets	37	296
Deferred income taxes	676	575
Excess tax benefits from stock-based compensation	(2,463)	(3,297)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	319	(7,190)
Inventories	(3,115)	(1,812)
Prepaid expenses and other current assets	(3,822)	(1,225)
Accounts payable and other current liabilities	(9,463)	(1,807)
Income taxes	103	1,768
Net cash provided by operating activities	18,838	21,549

Cash flows from investing activities
Capital expenditures	(5,272)	(4,363)
Proceeds from disposal of fixed assets	34	3
Net asset value adjustment for PuriCore Acquisition	337	—
Acquisition of IMS, net of cash acquired	(21,817)	—
Acquisition of PWS	(11,879)	—
Acquisition of Jet Prep, net of cash acquired	—	(5,332)
Acquisition of Sterilator, net of cash acquired	—	(2,829)
Other, net	746	(319)
Net cash used in investing activities	(37,851)	(12,840)

Cash flows from financing activities
Borrowings under revolving credit facility	37,000	—
Repayments under term loan facility	—	(5,000)
Repayments under revolving credit facility	(22,000)	(15,500)
Proceeds from exercises of stock options	323	207
Dividends paid	(2,076)	(1,858)
Excess tax benefits from stock-based compensation	2,463	3,297
Purchases of treasury stock	(3,424)	(4,057)
Net cash provided by (used in) financing activities	12,286	(22,911)

Effect of exchange rate changes on cash and cash equivalents	(962)	(168)

Decrease in cash and cash equivalents	(7,689)	(14,370)
Cash and cash equivalents at beginning of period	31,781	34,076
Cash and cash equivalents at end of period	$24,092	$19,706

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

We operate our five operating segments through wholly-owned subsidiaries in the United States and internationally. Our principal operating subsidiaries in the United States are Medivators Inc., Mar Cor Purification, Inc., Crosstex International, Inc. and SPS Medical Supply Corp. Internationally, our primary operating subsidiaries include Cantel Medical (UK) Limited, Cantel Medical Asia/Pacific Ltd., Biolab Equipment Ltd., Saf-T-Pak Inc., Medivators B.V. and effective November 3, 2014, Cantel Medical (Italy) S.r.l., formerly known as International Medical Service S.r.l.

In our current fiscal year, we acquired certain net assets of Pure Water Solutions, Inc. (“PWS”) on January 1, 2015 (the “PWS Acquisition”) and all of the issued and outstanding stock of International Medical Service S.r.l. (“IMS”) on November 3, 2014 (the “IMS Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. With the exception of acquisition related costs primarily related to the IMS Acquisition, the acquisitions of PWS and IMS did not have a significant effect on our consolidated results of operations for the three and six months ended January 31, 2015 due to the size of the acquisitions in relation to our overall consolidated results of operations and are not reflected in our consolidated results of operations for the three and six months ended January 31, 2014. The PWS Acquisition is included in our Water Purification and Filtration segment and the IMS Acquisition is included in our Endoscopy segment. Subsequent to its acquisition, we changed the name of International Medical Service S.r.l. to Cantel Medical (Italy) S.r.l.

In our prior fiscal year, we acquired all the issued and outstanding capital stock of PuriCore International Limited (“PuriCore”) on June 30, 2014 (the “PuriCore Acquisition”), Sterilator Company, Inc. (“Sterilator”) on January 7, 2014 (the “Sterilator Acquisition”) and Jet Prep Ltd. (“Jet Prep”) on November 5, 2013 (the “Jet Prep Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.  Accordingly, the businesses of Sterilator (the “Sterilator Business”) and Jet Prep (the “Jet Prep Business”) are reflected in our consolidated results of operations for the three and six months ended January 31, 2015 and the portion of the three and six months ended January 31, 2014 subsequent to their acquisition dates. The business of PuriCore (the “PuriCore Business”) is reflected in our consolidated results of operations for the three and six months ended January 31, 2015 and is not included in the three and six months ended January 31, 2014. With the exception of acquisition related costs primarily related to the PuriCore Acquisition, these acquisitions did not have a significant effect on our consolidated results of operations for the three and six months ended January 31, 2015 and 2014 due to the size of the acquisitions in relation to our overall consolidated results of operations. The PuriCore and Jet Prep Businesses are included in our Endoscopy segment and the Sterilator Business is included in our Healthcare Disposables segment. Subsequent to its acquisition, we changed the name of PuriCore to Cantel Medical (UK) Limited.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

On February 20, 2015, we acquired all of the issued and outstanding stock of MRLB International, Inc. (“MRLB”) to obtain the DentaPure® dental waterline disinfection product line (the “DentaPure Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. Since this acquisition occurred after January 31, 2015, its results of operations are not included in any periods presented. We do not expect the DentaPure Acquisition to have a significant effect on our consolidated results of operations for the remainder of fiscal 2015 due to the size of the acquisition in relation to our overall consolidated results of operations. The DentaPure Acquisition will be included in our Healthcare Disposables segment.

We performed a review of events subsequent to January 31, 2015. Based upon that review, no other subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                                                         Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Cost of sales	$63,000	$109,000	$162,000	$171,000
Operating expenses:
Selling	120,000	191,000	306,000	301,000
General and administrative	1,223,000	1,090,000	2,502,000	2,054,000
Research and development	14,000	18,000	31,000	30,000
Total operating expenses	1,357,000	1,299,000	2,839,000	2,385,000
Stock-based compensation before income taxes	1,420,000	1,408,000	3,001,000	2,556,000
Income tax benefits	(507,000)	(493,000)	(1,046,000)	(905,000)
Total stock-based compensation expense, net of tax	$913,000	$915,000	$1,955,000	$1,651,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At January 31, 2015, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $8,645,000 with a remaining weighted average period of 21 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2014	525,842	$22.25
Granted	107,933	36.83
Canceled	(11,466)	25.55
Vested	(283,793)	17.60
Nonvested stock awards at January 31, 2015	338,516	$30.68

For the six months ended January 31, 2015 and 2014, the Company granted 25,000 and 30,000 options, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the six months ended January 31, 2015 and 2014:

Weighted-Average
Black-Scholes Option	Six Months Ended	Six Months Ended
Valuation Assumptions	January 31, 2015	January 31, 2014

Dividend yield	0.25%	0.28%
Expected volatility (1)	33.90%	42.70%
Risk-free interest rate (2)	1.55%	1.44%
Expected lives (in years) (3)	5.00	5.00

(1) Volatility was based on historical closing prices of our common stock. (2) The U.S. Treasury rate on the expected life at the date of grant. (3) Based on historical exercise behavior.

For the six months ended January 31, 2015 and 2014, these non-qualified options had a weighted average fair value of $11.54 and $12.08, respectively.

The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $2,420,000 for the six months ended January 31, 2015, all of which occurred during our first quarter, and $1,748,000 and $2,419,000 for the three and six months ended January 31, 2014, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2014	222,492	$12.78
Granted	25,000	36.70
Exercised	(79,242)	7.16
Outstanding at January 31, 2015	168,250	$18.99

Exercisable at July 31, 2014	157,492	$8.21

Exercisable at January 31, 2015	105,750	$12.70

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the six months ended January 31, 2015 and 2014, income tax deductions of $4,271,000 and $4,516,000, respectively, were generated and increased additional paid-in capital by $2,463,000 and $3,297,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Note 3.                                                         Acquisitions

DentaPure

On February 20, 2015, we purchased all of the issued and outstanding stock of MRLB International, Inc., a private company with pre-acquisition annual revenues (unaudited) of approximately $2,300,000, to obtain the DentaPure product line. The DentaPure product line is a proprietary, iodinated resin filter cartridge system used by dentists to maintain safe water quality in dental unit waterlines. The DentaPure product line will be integrated into the Crosstex product portfolio and reported in the Healthcare Disposables segment. The total consideration for the transaction was $9,980,000, excluding acquisition-related costs.

The principal reasons for the acquisition were to (i) leverage the sales and marketing infrastructure of Crosstex by adding a branded, technologically differentiated, proprietary product line, (ii) strengthen our leadership position in a rapidly growing area of infection prevention and control, (iii) add a new product line that will provide for opportunities to cross-sell to biological monitoring customers and expand our waterline disinfection products and (iv) the expectation that the acquisition will be accretive to our earnings per share (“EPS”) in fiscal 2016 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

Since this acquisition occurred after January 31, 2015, its results of operations are not included in any periods presented. Additionally, we do not expect the DentaPure Acquisition to have a significant effect on our consolidated results of operations for the remainder of fiscal 2015 due to the size of the acquisition in relation to our overall consolidated results of operations.

Pure Water Solutions, Inc.

On January 1, 2015, we purchased substantially all of the net assets of PWS, a private company with pre-acquisition annual revenues (unaudited) of approximately $8,000,000.  PWS is based out of Ridgeland, Mississippi and provides water treatment services for commercial and industrial, laboratory, and medical customers (the “PWS Business”). The PWS Business is included in our Water Purification and Filtration segment. The total consideration for the transaction, excluding acquisition-related costs, was $11,830,000 net of a preliminary $49,000 net asset value adjustment to be paid by the seller.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$1,420,000
Property, plant and equipment	1,966,000
Amortizable intangible assets (12- year weighted average life):
Customer relationships (12- year life)	6,040,000
Brand names (1- year life)	30,000
Other assets	20,000
Current liabilities	(503,000)
Net assets acquired	$8,973,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $2,857,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, is included in our Water Purification and Filtration segment.

The principal reasons for the acquisition were (i) to strengthen our sales and service business by adding PWS’s strategic southeastern United States market presence to enable us to better serve our national customers, (ii) to further expand our business into the commercial, laboratory and research segments and (iii) the expectation that the acquisition will be accretive to our EPS in fiscal 2016 and beyond. Such reasons constitute the significant factors that contributed to a purchase price that resulted in recognition of goodwill.

The PWS Business is included in our results of operations for the three and six months ended January 31, 2015 subsequent to its acquisition date and is not reflected in the three and six months ended January 31, 2014. This acquisition did not have a significant effect on our consolidated results of operations for the three and six months ended January 31, 2015 due to the size of the acquisition in relation to our overall consolidated results of operations.

International Medical Service S.r.l.

On November 3, 2014, we acquired all of the issued and outstanding stock of IMS, a privately owned company in Italy with pre-acquisition annual revenues (unaudited) of approximately $13,500,000 that manufactures and sells automated endoscope reprocessors (“AERs”), high-level disinfectant chemistries used in AERs, other infection prevention and control chemistries used in healthcare and dental markets, as well as technical service (the “IMS Business”). The IMS Business is included in our Endoscopy segment. The total consideration for the transaction, excluding acquisition-related costs, was $24,610,000, which includes assumed debt of $2,498,000, a portion of which was subsequently repaid, and a preliminary reconciling adjustment payable to the seller of $295,000 relating to the debt assumed.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$8,628,000
Property, plant and equipment	7,774,000
Amortizable intangible assets (9- year weighted average life):
Customer relationships (9- year life)	5,650,000
Technology (9- year life)	1,381,000
Other assets	198,000
Current liabilities	(5,843,000)
Deferred income tax liabilities	(3,475,000)
Other long-term liabilities	(1,002,000)
Net assets acquired	$13,311,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $11,299,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, is included in our Endoscopy segment. Following the acquisition, we changed the name of IMS to Cantel Medical (Italy) S.r.l.

The principal reasons for the acquisition were as follows: (i) the addition of a high quality manufacturing facility in Europe eliminating freight and logistics expenses related to shipping chemistries overseas, (ii) the expansion of our product offerings with a broader range of advanced endoscope reprocessing equipment suitable for various international markets, (iii) the opportunity to transition our existing Italy business from a distribution model to a direct sales model, (iv) the opportunity to leverage IMS’s chemistry manufacturing capabilities to enhance and expand our product portfolio, (v) the ability to expand our footprint and infrastructure in Europe and (vi) the expectation that the acquisition will be accretive to our EPS in fiscal 2016 and beyond.

PuriCore International Limited

On June 30, 2014, we acquired from PuriCore plc, a publicly traded company in the United Kingdom (“UK”), all the issued and outstanding stock of its subsidiary PuriCore International Limited, a company located in the UK with pre-acquisition annual revenues (unaudited) of approximately $25,000,000 that sells automated endoscope reprocessors, endoscope drying and storage cabinets, chemistry and consumables, as well as comprehensive maintenance and validation services, primarily in the UK (the “PuriCore Business”). The total consideration for the transaction, excluding acquisition-related costs of $703,000, was $27,675,000, net of a $337,000 net asset value adjustment paid by the seller in August 2014. The PuriCore Business is included in our Endoscopy segment.

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

In connection with the acquisition, we acquired certain ordinary course business assets and liabilities which included a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models. Although the terms of the guarantee provide for no limit to the maximum potential future payments, we have estimated the fair value of the liability on the date of the acquisition to be approximately $1,414,000, of which $693,000 was recorded in current liabilities and $721,000 was recorded in other long-term liabilities at July 31, 2014. This contingent guaranteed obligation increased goodwill on the date of the acquisition and is continually re-measured at each balance sheet date by recording changes in the fair value of the liability to general and administrative expenses in our Condensed Consolidated Statements of Income, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At January 31, 2015, such liability was $1,040,000 of which $562,000 was recorded in current liabilities and $478,000 was recorded in other long-term liabilities.

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

The PuriCore Business is included in our results of operations for the three and six months ended January 31, 2015 and is not reflected in the three and six months ended January 31, 2014. This acquisition did not have a significant effect on our consolidated results of operations for the three and six months ended January 31, 2015 due to the size of the acquisition in relation to our overall consolidated results of operations.

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

The Sterilator Business is included in our results of operations for the three and six months ended January 31, 2015 and the portion of the three and six months ended January 31, 2014 subsequent to its acquisition date. This acquisition had an insignificant impact on our results of operations due to the small size of this business.

Jet Prep Ltd.

On November 5, 2013, we acquired all the issued and outstanding capital stock of Jet Prep, a private Israeli company that developed the Jet PrepTM Endoscopic Flushing Device, a novel single-use irrigation and aspiration catheter to improve visualization during colonoscopy procedures. The device has FDA 510(k) and CE Mark clearances and is in the beginning phase of commercialization by our global endoscopy sales force. Total consideration for the transaction, excluding transaction costs of $200,000, was $5,350,000 plus preliminarily estimated contingent consideration of $2,490,000 based on a percentage of sales above a minimum threshold over a seven year period, as further explained below. The Jet Prep Business is included in our Endoscopy segment.

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased contingent consideration and goodwill by $2,490,000 to record our initial estimated fair value of the contingent consideration that would be earned over the seven year period ending November 4, 2020. On a quarterly basis subsequent to November 5, 2013, we re-measured the fair value of the contingent consideration and recorded the changes in fair value by increasing both contingent consideration and general and administrative expenses, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At January 31, 2015, the estimated fair value was $2,888,000 and was recorded in contingent consideration in the Condensed Consolidated Balance Sheets.

In connection with the acquisition, we acquired certain ordinary course business assets and liabilities as well as an obligation to repay the Israeli Government for $810,000 of seed funding that was previously granted to Jet Prep. In accordance with the seed funding agreement, the Israeli Government is entitled to a return on their investment that can range from one to nine times their total grant based upon specific conditions set forth in the seed funding agreement and applicable Israeli law, including the acceleration of payments if we transfer certain operations of the company or intellectual property outside of Israel. We account for this assumed contingent obligation to the Israeli Government by recording the fair value as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased accrued expenses by $4,000, other long-term liabilities by $1,716,000 and goodwill by $1,720,000 to record our initial estimated fair value of the assumed contingent obligation to the Israeli Government that would be earned on a percentage of sales over a forecasted period. On a quarterly basis subsequent to November 5, 2013, we re-measured the fair value of the assumed contingent liability and recorded the changes in fair value by increasing both liabilities and general and administrative expenses, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At January 31, 2015, the estimated fair value was $1,773,000, of which $11,000 was recorded in accrued expenses and $1,762,000 was recorded in other long-term liabilities.

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

The principal reasons for the acquisition were (i) to address a market need for an effective technology that improves colonoscopy visualization through the use of irrigation and suction, (ii) to expand our endoscopy product portfolio further bolstering the Medivators brand in the gastrointestinal (“GI”) suite, (iii) to further expand our research and development capability by adding accomplished engineers to our existing research and development team and (iv) the expectation that the acquisition will be accretive to our earnings per share in fiscal 2015 and beyond.

The Jet Prep Business is included in our results of operations for the three and six months ended January 31, 2015 and the portion of the three and six months ended January 31, 2014 subsequent to its acquisition date. Since the commercialization of the Jet Prep Endoscopic Flushing Device is in the beginning phase, this acquisition has not yet generated any significant sales and did not have a significant impact on our results of operations.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on an organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for fiscal years beginning after December 15, 2014, with early adoption allowed. On October 31, 2014, we early adopted ASU 2014-08 and applied the new accounting guidance to our planned divestiture of our Specialty Packaging business, instead of recording it as a discontinued operation under the prior accounting guidance, by recording this business as held-for-sale on the Condensed Consolidated Balance Sheet and providing additional disclosures, as further explained in Note 15 of the Condensed Consolidated Financial Statements.

Note 5.                                                         Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of January 31, 2015, all of our derivatives were designated as hedges, except for our remaining interest rate swap agreement, as further explained below. We do not hold any derivative financial instruments for speculative or trading purposes.

Changes in the value of (i) the Euro against the United States dollar, (ii) the Canadian dollar against the United States dollar, (iii) the Singapore dollar against the United States dollar and (iv) the British Pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable, and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars, Canadian dollars, Euros, Singapore dollars or British Pounds, but must be converted into each entity’s functional currency.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British Pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British Pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were four foreign currency forward contracts with an aggregate value of $9,563,000 at January 31, 2015, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expired on February 28, 2015. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in a net currency conversion gain, net of tax, of $15,000 for the three months ended January 31, 2015 and a net currency conversion loss, net of tax, of $49,000 for the six months ended January 31, 2015 on the items hedged.  For the three and six months ended January 31, 2014, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in net currency conversion losses, net of tax, of $34,000 and $96,000, respectively, on the items hedged. Gains and losses related to hedging contracts to buy Euros, Singapore dollars and British Pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States assets typically offset the currency impact on our Canadian and United States liabilities effectively minimizing significant realized gains and losses. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

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

In order to protect our interest rate exposure, we entered into forward starting interest rate swap agreements in February 2012 in which we agreed to exchange our variable interest cash flows with fixed interest cash flows provided by one of our existing senior lenders, as further described in Notes 5 and 9 to the Condensed Consolidated Financial Statements. Our interest rate swap agreements are classified within Level 2 and are valued using discounted cash flow analyses based on the terms of the contracts and interest rate curves. Changes in fair value of the interest rate swap agreement relating to our revolving credit facility were recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income until the expiration of this interest rate swap on January 31, 2014. Amounts were reclassified from accumulated other comprehensive income in the period the hedged transaction affected earnings. Similarly, changes in fair value of the interest rate swap agreement relating to our former term loan facility were recorded in accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income until January 31, 2014, at which time the interest rate swap agreement was determined to be ineffective and the remaining fair value of the derivative instrument was recognized in interest expense, as further explained in Note 5 to the Condensed Consolidated Financial Statements.

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

The actual contingent consideration and assumed contingent obligation have the potential of being between zero and a percentage of unlimited sales that could occur until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied in full, or until the sales of the Jet Prep Ltd. products no longer exist. However, with respect to the contingent consideration, the different likely scenarios of future sales projections used in our fair value determination resulted in total potential contingent consideration payments ranging between zero and approximately $7,000,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $2,888,000 at January 31, 2015. With respect to the assumed contingent obligation, the different likely scenarios of future sales projections used in our fair value determination resulted in total potential future payments ranging between zero and approximately $2,430,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $1,773,000 at January 31, 2015. Such fair value amounts would have been higher or lower if we had used different probability factors, future sales projections or discount factors. Given the subjective nature of the assumptions used in the determinations of fair value, we may potentially have earnings volatility in our future results of operations related to these Jet Prep obligations.

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

After giving effect for the Company’s three-for-two stock splits, the stock portion of the consideration paid for the Byrne Acquisition consisted of 902,528 shares of Cantel common stock and was based on the closing price of Cantel common stock on the NYSE on July 29, 2011 ($11.08). Subject to certain conditions and limitations, under a three year price floor, we agreed that if the aggregate value of the stock consideration is less than $10,000,000 on July 31, 2014, we would pay to the seller in cash or stock (at our option) an amount equal to the difference between $10,000,000 and the then value of the shares (based on the closing price of Cantel common stock on the NYSE on July 31, 2014). This three-year price floor was a free standing financial instrument that we recorded as a liability at fair value on the date of acquisition.

The fair value of the three year price floor liability was determined using the Black-Scholes option valuation model, which was affected by our stock price and risk free interest rate as well as assumptions regarding a number of subjective variables, including, but not limited to, the expected stock price volatility of our common stock over the expected life of the instrument and the expected dividend yield. This liability was adjusted periodically by recording changes in the fair value through our Condensed Consolidated Statements of Income, as shown below in the reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis, driven by the time value of money and changes in the assumptions that were initially used in the valuation. The decrease to the fair value of the price floor (as determined by the Black-Scholes option valuation model) was recorded as a decrease to accrued expenses and general and administrative expenses in the Condensed Consolidated Financial Statements and was primarily due to the impact of our stock price being higher than at the time of the acquisition, the life of the price floor being less than three years and changes in the expected stock price volatility. Based on the closing price of Cantel common stock on the NYSE of $33.53 on July 31, 2014, payment to the seller was not required.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,680,000	$—	$—	$1,680,000
Total assets	$1,680,000	$—	$—	$1,680,000

Liabilities:
Accrued expenses:
Interest rate swap agreements	$—	$30,000	$—	$30,000
Assumed contingent obligation	—	—	11,000	11,000
Contingent guaranteed obligation	—	—	562,000	562,000
Total accrued expenses	—	30,000	573,000	603,000
Contingent consideration	—	—	2,888,000	2,888,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,762,000	1,762,000
Contingent guaranteed obligation	—	—	478,000	478,000
Total other long-term liabilities	—	—	2,240,000	2,240,000
Total liabilities	$—	$30,000	$5,701,000	$5,731,000

	July 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,702,000	$—	$—	$1,702,000
Total assets	$1,702,000	$—	$—	$1,702,000

Liabilities:
Accrued expenses:
Interest rate swap agreements	$—	$69,000	$—	$69,000
Contingent guaranteed obligation	—	—	684,000	684,000
Total accrued expenses	—	69,000	684,000	753,000
Contingent consideration	—	—	2,722,000	2,722,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,752,000	1,752,000
Contingent guaranteed obligation	—	—	711,000	711,000
Total other long-term liabilities	—	—	2,463,000	2,463,000
Total liabilities	$—	$69,000	$5,869,000	$5,938,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last six quarters is as follows:

			Jet Prep	PuriCore
	Byrne	Jet Prep	Assumed	Contingent
	Price	Contingent	Contingent	Guaranteed
	floor	Consideration	Consideration	Obligation	Total
Balance, July 31, 2013	$45,000	$—	$—	$—	$45,000
Total net unrealized gains included in general and administrative expense in earnings	(44,000)	—	—	—	(44,000)
Balance, October 31, 2013	1,000	—	—	—	1,000
Total net unrealized gains included in general and administrative expense in earnings	(1,000)	—	—	—	(1,000)
Consideration issued and obligation assumed (1)	—	4,760,000	990,000	—	5,750,000
Balance, January 31, 2014	—	4,760,000	990,000	—	5,750,000
Total net unrealized losses included in general and administrative expense in earnings	—	266,000	55,000	—	321,000
Balance, April 30, 2014	—	5,026,000	1,045,000	—	6,071,000
Total net unrealized gains included in general and administrative expense in earnings	—	(34,000)	(23,000)	—	(57,000)
Consideration issued and obligation assumed (1)	—	(2,270,000)	730,000	1,414,000	(126,000)
Settlements	—	—	—	(19,000)	(19,000)
Balance, July 31, 2014	—	2,722,000	1,752,000	1,395,000	5,869,000
Total net unrealized losses included in general and administrative expense in earnings	—	82,000	11,000	54,000	147,000
Settlements	—	—	—	(132,000)	(132,000)
Foreign currency translation	—	—	—	(77,000)	(77,000)
Balance, October 31, 2014	—	2,804,000	1,763,000	1,240,000	5,807,000
Total net unrealized losses included in general and administrative expense in earnings	—	84,000	10,000	33,000	127,000
Settlements	—	—	—	(164,000)	(164,000)
Foreign currency translation	—	—	—	(69,000)	(69,000)
Balance, January 31, 2015	$—	$2,888,000	$1,773,000	$1,040,000	$5,701,000

(1) Both of the Jet Prep liabilities were estimated on the date of the acquisition using preliminary information and subsequently revised in July 2014.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

We re-measure the fair value of certain assets, such as intangible assets, goodwill and long-lived assets, including property, equipment and other assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. In performing a review for goodwill impairment, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount before proceeding to step one of the two-step quantitative goodwill impairment test, if necessary. For our quantitative test, we use a two-step process that begins with an estimation of the fair value of the related operating segments by using fair value results of the discounted cash flow methodology, as well as the market multiple and comparable transaction methodologies, where appropriate. The first step is a review for potential impairment, and the second step measures the amount of impairment, if any. In performing our annual review for indefinite lived intangibles, management performs a qualitative assessment, and if a quantitative assessment is necessary, we compare the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows are sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value. With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On July 31, 2014, management concluded that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired and no other events or changes in circumstances have occurred during the six months ended January 31, 2015 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of January 31, 2015 and July 31, 2014, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of January 31, 2015 and July 31, 2014, the fair value of our outstanding borrowings under our credit facility approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates.

Note 7.                                                         Intangible Assets and Goodwill

Our intangible assets with definite lives consist of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 1-20 years and have a weighted average amortization period of 11 years. Amortization expense related to definite lived intangible assets was $3,232,000 and $6,188,000 for the three and six months ended January 31, 2015, respectively, and $2,619,000 and $5,245,000 for the three and six months ended January 31, 2014, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	January 31, 2015
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$92,892,000	$(35,105,000)	$57,787,000
Technology	25,695,000	(11,047,000)	14,648,000
Brand names	12,710,000	(10,129,000)	2,581,000
Non-compete agreements	3,129,000	(876,000)	2,253,000
Patents and other registrations	2,066,000	(714,000)	1,352,000
	136,492,000	(57,871,000)	78,621,000
Trademarks and trade names	8,305,000	—	8,305,000
Total intangible assets	$144,797,000	$(57,871,000)	$86,926,000

	July 31, 2014
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$83,145,000	$(31,336,000)	$51,809,000
Technology	26,405,000	(11,444,000)	14,961,000
Brand names	12,680,000	(9,431,000)	3,249,000
Non-compete agreements	3,129,000	(754,000)	2,375,000
Patents and other registrations	2,073,000	(792,000)	1,281,000
	127,432,000	(53,757,000)	73,675,000
Trademarks and trade names	9,277,000	—	9,277,000
Total intangible assets	$136,709,000	$(53,757,000)	$82,952,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2015 and the next five years is as follows:

Six month period ending July 31, 2015	$6,665,000
Fiscal 2016	9,843,000
Fiscal 2017	9,265,000
Fiscal 2018	8,963,000
Fiscal 2019	8,640,000
Fiscal 2020	6,883,000

Goodwill changed during fiscal 2014 and the six months ended January 31, 2015 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	Other	Goodwill

Balance, July 31, 2013	$59,230,000	$57,179,000	$80,108,000	$8,133,000	$6,968,000	$211,618,000
Acquisitions	19,225,000	—	1,727,000	—	—	20,952,000
Foreign currency translation	(181,000)	(341,000)	—	—	(401,000)	(923,000)
Balance, July 31, 2014	78,274,000	56,838,000	81,835,000	8,133,000	6,567,000	231,647,000
Acquisitions	11,299,000	2,857,000	—	—	—	14,156,000
Foreign currency translation	(2,623,000)	(795,000)	—	—	(932,000)	(4,350,000)
Business held-for-sale	—	—	—	—	(5,635,000)	(5,635,000)
Balance, January 31, 2015	$86,950,000	$58,900,000	$81,835,000	$8,133,000	$—	$235,818,000

On July 31, 2014, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2014, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that exceeded book value by a nominal amount. Goodwill relating to our Specialty Packaging reporting unit was $5,635,000 at January 31, 2015 and was reclassified from goodwill to business held-for-sale, as further described in Note 15 to the Condensed Consolidated Financial Statements. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to the assumed compounded annual sales growth and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections and the expected sale of the Specialty Packaging business does not occur or is completed at a sales price that is less than book value, future impairment charges may be recorded. For instance, if our future fair value calculation or the sales price of the business is 10% less than its book value, a future charge of approximately $850,000, net of tax, would be recorded. On January 31, 2015, management concluded that no events or changes in circumstances have occurred during the six months ended January 31, 2015 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 8.                                                         Warranties

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Beginning balance	$1,689,000	$1,261,000	$1,589,000	$1,261,000
Provisions	593,000	546,000	1,306,000	1,237,000
Settlements	(681,000)	(605,000)	(1,281,000)	(1,296,000)
Foreign currency translation	(21,000)	(1,000)	(34,000)	(1,000)
Acquisitions	117,000	—	117,000	—
Ending balance	$1,697,000	$1,201,000	$1,697,000	$1,201,000

The warranty provisions and settlements for the three and six months ended January 31, 2015 and 2014 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.                                                         Financing Arrangements

In March 2014, we modified our existing $100,000,000 senior secured revolving credit facility (the “Existing Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Existing Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “New Credit Agreement”). The New Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “New Revolving Credit Facility”).  The Existing Term Loan Facility was terminated after the outstanding balance was reassigned to the New Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the New Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The New Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the New Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to the Existing Revolving Credit Facility. The total of these two amounts is being amortized over the life of the New Credit Agreement. The remaining unamortized debt issuance costs of $84,000 relating to the Existing Term Loan Facility was charged to interest expense on March 4, 2014 when the Existing Term Loan Facility was terminated. At January 31, 2015, unamortized debt issuance costs recorded in other assets amounted to $1,495,000.

Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New Credit Agreement (“Consolidated EBITDA”). At January 31, 2015, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.17% to 0.56%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at January 31, 2015. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at January 31, 2015.

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

On January 31, 2015, we had $95,500,000 of outstanding borrowings under the New Credit Agreement. Subsequent to January 31, 2015, we borrowed $10,000,000 under the New Credit Agreement to fund the DentaPure Acquisition but repaid $3,000,000 resulting in total outstanding borrowings of $102,500,000 at February 28, 2015.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$11,085,000	$11,126,000	$22,324,000	$22,311,000
Less income allocated to participating securities	(88,000)	(149,000)	(218,000)	(309,000)
Net income available to common stockholders	$10,997,000	$10,977,000	$22,106,000	$22,002,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,176,804	40,754,707	41,079,573	40,668,731

Dilutive effect of stock options using the treasury stock method and the average market price for the period	60,043	183,995	75,823	188,201

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,236,847	40,938,702	41,155,396	40,856,932

Earnings per share attributable to common stock:
Basic earnings per share	$0.27	$0.27	$0.54	$0.54

Diluted earnings per share	$0.27	$0.27	$0.54	$0.54

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	30,000	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,236,847	40,938,702	41,155,396	40,856,932

Participating securities	346,684	554,029	413,472	576,119

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,583,531	41,492,731	41,568,868	41,433,051

Note 11.                                                  Income Taxes

The consolidated effective tax rate was 38.3% and 36.7% for the six months ended January 31, 2015 and 2014, respectively. The increase in the consolidated effective tax rate was principally due to certain non-deductible acquisition related charges and initial operating losses recorded in our international operations during the six months ended January 31, 2015 and the geographic mix of pre-tax income, partially offset by the re-enactment of Federal tax legislation.

For the six months ended January 31, 2015, our international operations, which included Canada, China, the Netherlands, Israel, Italy, Singapore and the United Kingdom, generated a combined loss primarily due to (i) the recording of certain acquisition related costs, the majority of which are not tax deductible, (ii) initial operating losses in our acquired Jet Prep entity for which no corresponding tax benefit was recorded since the commercialization of the product is in the beginning phase, (iii) initial operating losses in our acquired UK and Italy entities due primarily to acquisition related charges for which corresponding tax benefits were recorded using lower effective tax rates and (iv) operating losses relating to our China location due to significant investments made in the current fiscal year, thereby increasing our overall effective tax rate. For the six months ended January 31, 2014, our international operations, which consisted primarily of Canada, Singapore and the Netherlands, were profitable and had a combined effective tax rate of 22.1%, thereby reducing our overall effective tax rate.

For the six months ended January 31, 2015 and 2014, almost all of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.4% and 37.4%, respectively. The lower overall effective tax rate for the six months ended January 31, 2015 was principally caused by Federal tax legislation that had expired in December 2013, but was re-enacted retroactively in December 2014, that enabled us to record the research and experimentation tax credit relating to the entire calendar 2014 in the six months ended January 31, 2015. The legislation for this research and experimentation tax credit was not extended for calendar 2015.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2013	$124,000
Lapse of statute of limitations in fiscal 2014	(124,000)
Unrecognized tax benefits on January 31, 2015 and July 31, 2014	$—

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2006. The Company is currently being audited by the Internal Revenue Service for fiscal year 2013.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have been insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

Note 12.                                                  Commitments and Contingencies

Long-Term Contractual Obligations

As of January 31, 2015, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in thousands)

Maturity of the credit facility	$—	$—	$—	$—	$95,500	$—	$95,500
Expected interest payments under the credit facility (1)	868	1,671	1,671	1,671	975	—	6,856
Minimum commitments under noncancelable operating leases	2,429	4,296	3,526	2,586	1,831	3,742	18,410
Compensation agreements	2,067	4,958	951	350	350	496	9,172
Contingent consideration (2)	—	70	554	947	1,124	1,522	4,217
Assumed contingent liability (3)	—	51	226	428	574	622	1,901
Contingent guaranteed obligation (4)	323	403	208	152	152	—	1,238
Other long-term obligations	150	286	228	204	96	15	979
Total contractual obligations	$5,837	$11,735	$7,364	$6,338	$100,602	$6,397	$138,273

(1)   The expected interest payments under our credit facility reflect an interest rate of 1.75%, which was our weighted average interest rate on outstanding borrowings at January 31, 2015.

(2)   These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the January 31, 2015 Condensed Consolidated Balance Sheet at its net present value of $2,888,000 using a discount rate of 12.6%.

(3)   These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the January 31, 2015 Condensed Consolidated Balance Sheet at its net present value of $1,773,000 using a discount rate of 2.5%.

(4)   These future potential payments of a contingent guaranteed obligation relate to the PuriCore Acquisition, as further explained below, and are reflected in the January 31, 2015 Condensed Consolidated Balance Sheet at its net present value of $1,040,000 using a discount rate of 10.1%.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Contingent Liabilities

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

Compensation Agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and the Chief Executive Officer of two of our subsidiaries, which define certain compensation arrangements relating to various employment termination scenarios. Additionally, we have previously entered into multi-year employment agreements with certain executive officers of businesses we have acquired.

Other Long-Term Obligations

In relation to the IMS Acquisition on November 3, 2014, we assumed an $843,000 liability to the central bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to IMS’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At January 31, 2015, $675,000 is outstanding, of which $168,000 is recorded in accrued expense and $507,000 is recorded in other long-term liabilities.

Additionally, other long-term obligations includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Note 13.                                                  Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three and six months ended January 31, 2015 and 2014 were as follows:

	Three Months Ended			Six Months Ended
	January 31, 2015			January 31, 2015
	Foreign			Foreign
	Currency	Interest Rate		Currency	Interest Rate
	Translation	Swap		Translation	Swap
	Adjustments	Agreements	Total	Adjustments	Agreements	Total

Beginning balance	$7,661,000	$—	$7,661,000	$9,552,000	$—	$9,552,000
Other comprehensive loss	(5,609,000)	—	(5,609,000)	(7,500,000)	—	(7,500,000)
Ending balance	$2,052,000	$—	$2,052,000	$2,052,000	$—	$2,052,000

	Three Months Ended			Six Months Ended
	January 31, 2014			January 31, 2014
	Foreign			Foreign
	Currency	Interest Rate		Currency	Interest Rate
	Translation	Swap		Translation	Swap
	Adjustments	Agreements	Total	Adjustments	Agreements	Total

Beginning balance	$10,807,000	$(94,000)	$10,713,000	$11,080,000	$(103,000)	$10,977,000
Other comprehensive loss before reclassifications	(1,401,000)	(14,000)	(1,415,000)	(1,674,000)	(47,000)	(1,721,000)
Income tax effect on other comprehensive loss before reclassification	—	5,000	5,000	—	17,000	17,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	48,000	48,000	—	96,000	96,000
Reclassification adjustment for ineffective hedge on interest rate swap included in net income during the period	—	113,000	113,000	—	113,000	113,000
Income tax effect on reclassification adjustments	—	(58,000)	(58,000)	—	(76,000)	(76,000)
Ending balance	$9,406,000	$—	$9,406,000	$9,406,000	$—	$9,406,000

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

None of our customers accounted for 10% or more of our consolidated net sales for the six months ended January 31, 2015.  For the six months ended January 31, 2014, DaVita Inc. (“DaVita”), accounted for approximately 10.9%, or approximately $25,948,000, of our consolidated net sales. DaVita sales are included in our Water Purification and Filtration and Dialysis segments.

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

Two customers collectively accounted for approximately 48% of our Water Purification and Filtration segment net sales and approximately 16.4% of our consolidated net sales for the six months ended January 31, 2015.

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

Four customers collectively accounted for approximately 48.9% of our Healthcare Disposables segment net sales and approximately 9.8% of our consolidated net sales for the six months ended January 31, 2015.

Dialysis, which includes medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis. Additionally, this segment includes technical maintenance service on its products.

Other

In accordance with quantitative thresholds established by ASC 280, the Specialty Packaging operating segment is reported in the Other reporting segment.

Specialty Packaging, which includes specialty packaging and thermal control products, as well as related compliance training, for the safe transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. At January 31, 2015, this business is held for sale as further described in Note 15 to the Condensed Consolidated Financial Statements.

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2014 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Net sales:
Endoscopy	$58,970,000	$44,587,000	$114,902,000	$88,200,000
Water Purification and Filtration	42,356,000	40,719,000	84,724,000	80,469,000
Healthcare Disposables	25,197,000	24,716,000	54,534,000	50,965,000
Dialysis	7,314,000	7,611,000	14,800,000	14,920,000
Other	1,593,000	1,409,000	3,281,000	2,760,000
Total	$135,430,000	$119,042,000	$272,241,000	$237,314,000

Operating income:
Endoscopy	$8,396,000	$8,218,000	$15,854,000	$16,402,000
Water Purification and Filtration	8,121,000	7,108,000	15,777,000	13,165,000
Healthcare Disposables	4,469,000	4,563,000	10,823,000	10,282,000
Dialysis	1,481,000	1,996,000	2,931,000	3,760,000
Other	599,000	231,000	907,000	236,000
	23,066,000	22,116,000	46,292,000	43,845,000
General corporate expenses	(4,765,000)	(3,907,000)	(8,944,000)	(7,324,000)
Interest expense, net	(646,000)	(630,000)	(1,180,000)	(1,274,000)

Income before income taxes	$17,655,000	$17,579,000	$36,168,000	$35,247,000

Note 15.                                                  Business Held-For-Sale

We conducted a strategic review of our Specialty Packaging business and evaluated its potential value in the marketplace relative to the business’s current and expected returns concluding that the business is not part of our core strategy and may return a higher value to stockholders by its divestiture. Accordingly, our Specialty Packaging business (reported in the Other reporting segment) is classified as held-for-sale within our Condensed Consolidated Balance Sheet at January 31, 2015. Since the operating results of the Specialty Packaging segment, as shown in Note 14 to the Condensed Consolidated Financial Statements, are not significant in relation to our overall consolidated operating results, the lack of operating results from this business due to its divestiture will not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented. We have now completed several aspects of the selling process and expect its divestiture to be completed during our fiscal 2015.

The carrying amounts of assets and liabilities that are included in business held-for-sale in our Condensed Consolidated Balance Sheet at January 31, 2015 are as follows:

January 31,
2015
(Amounts in thousands)
Accounts receivable, net of allowance for doubtful accounts	$717
Inventories	614
Prepaid expenses and other assets	34
Property and equipment, net	334
Intangible assets, net	714
Goodwill	5,635
Other assets	159
Total assets held-for-sale	$8,207

Accounts payable	$178
Compensation payable	139
Accrued expenses	79
Deferred revenue	31
Income taxes payable	141
Deferred income taxes	217
Other liabilities	67
Total liabilities held-for-sale	$852

Additionally, a foreign currency translation gain of $1,084,000 was recorded in stockholders’ equity at January 31, 2015 as a result of the monthly translation of the Specialty Packaging segment’s balance sheets beginning in 2004, when the business was acquired.

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

Results of Operations provides a discussion of the consolidated results of operations for the three and six months ended January 31, 2015 compared with the three and six months ended January 31, 2014.

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

Overview

Cantel is a leading provider of infection prevention and control products and services in the healthcare market, specializing in the following operating segments:

•                  Endoscopy: Medical device reprocessing systems, disinfectants, detergents and other supplies used to high-level disinfect flexible endoscopes and disposable infection control products intended to eliminate the challenges associated with proper cleaning and high-level disinfection of numerous reusable components used in gastrointestinal (“GI”) endoscopy procedures. Additionally, this segment includes technical maintenance service on its products.

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

Significant Activity

(i)                                For the three and six months ended January 31, 2015 compared with the three and six months ended January 31, 2014, net sales increased by 13.8% and 14.7%, respectively, and United States GAAP net income was comparable for such periods. However, after adjusting net income for amortization expense and acquisition related items, non-GAAP adjusted net income increased by 18.2% and 14.3%, respectively, as further described elsewhere in this MD&A. (See Non-GAAP Financial Measures section below for a further discussion and reconciliation of net income to adjusted net income). We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    higher sales in our Endoscopy segment principally due to (i) increases in sales volume of endoscope reprocessing disinfectant, service, equipment accessories and filter products as a result of the increased field population of equipment, as well as disposable infection control products used in GI endoscopy procedures due to marketing efforts, (ii) increased demand for our endoscope reprocessing equipment and (iii) the inclusion of sales of our recent acquisitions,

•                                    higher sales and improved gross profit percentage in our Water Purification and Filtration segment due to a shift of mix to higher margin products, such as the increase in sales volume of our consumables, and an increase in service sales volume and profitability as a result of our expanding service network and improved operating leverage, and

•                                    higher sales and improved profitability in our Healthcare Disposables segment for the six months ended January 31, 2015 mainly due to increased demand for our face masks and sterility assurance products as a result of (i) customers buying products during our first quarter of fiscal 2015 in advance of certain sales price increases, (ii) our overall marketing efforts and (iii) customer response to the Ebola virus.

The above factors were partially offset by:

•                                    our strategic decision to invest in selling initiatives designed to expand into new markets and gain or maintain market share,

•                                    the recording of $2,256,000 and $3,512,000, respectively, in acquisition related charges recorded in cost of sales and general and administrative expenses primarily in our Endoscopy segment relating to recent acquisitions,

•                                    an increase in R&D expense due to additional product development initiatives, and

•                                    an increase in our effective tax rate due to certain non-deductible acquisition related charges recorded during the three and six months ended January 31, 2015 and the geographic mix of pre-tax income, partially offset by Federal tax legislation re-enacted in December 2014.

(ii)                            We sell our dialysis products to a concentrated number of customers. Sales in our Dialysis segment have been adversely impacted in recent years by the decrease in demand for our sterilants, RENATRON® reprocessing equipment and dialysate concentrate products. This reduction in dialysis sales has reduced overall profitability in this segment as compared with profitability in prior periods. Our market for dialysis reprocessing products is limited to dialysis centers that reuse dialyzers, which market has been decreasing in the United States despite the environmental advantages and our belief that the per-procedure cost of reuse dialyzers is more economical than single-use dialyzers. A material decrease in the market for reprocessing products is likely to result in a significant loss of net sales and a lower level of profitability in this segment in the future. See “Risk Factors” in the 2014 Form 10-K.

(iii)                         On February 20, 2015, we acquired all the issued and outstanding capital stock of MRLB International, Inc. (“DentaPure”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “DentaPure Acquisition”).

(iv)                        On January 1, 2015, we acquired certain net assets of Pure Water Solutions, Inc. (“PWS”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “PWS Acquisition”).

(v)                           On November 3, 2014, we acquired all of the issued and outstanding stock of International Medical Service S.r.l. (“IMS”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “IMS Acquisition”). Following the acquisition, we changed the name of IMS to Cantel Medical (Italy) S.r.l.

(vi)                        On June 30, 2014, we acquired all the issued and outstanding capital stock of PuriCore International Limited (“PuriCore”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “PuriCore Acquisition”). Following the acquisition, we changed the name of PuriCore to Cantel Medical (UK) Limited.

(vii)                     On January 7, 2014, we acquired all the issued and outstanding stock of Sterilator Company, Inc. (“Sterilator”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “Sterilator Acquisition”).

(viii)                  On November 5, 2013, we acquired all the issued and outstanding stock of Jet Prep Ltd. (“Jet Prep”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements (the “Jet Prep Acquisition”). Certain components of the acquisition’s purchase price were recorded at fair value and will be continually remeasured at each balance sheet date, which has the potential for creating earnings volatility in the future as further described elsewhere in this MD&A and in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

(ix)                        On March 4, 2014, we entered into a $250,000,000 Third Amended and Restated Credit Agreement with our senior lenders to refinance our working capital credit facilities, as more fully described in Note 9 to the Condensed Consolidated Financial Statements.

(x)                           On November 6, 2014, our Board of Directors approved an increase in its semi-annual cash dividend from $0.045 to $0.05 per outstanding share of our common stock, which was paid on January 30, 2015 to shareholders of record on January 16, 2015, as more fully described elsewhere in this MD&A.

Results of Operations

The results of operations described below reflect the operating results of Cantel and its wholly-owned subsidiaries.

Since the DentaPure Acquisition was consummated after the second quarter of our fiscal 2015, its results of operations are not included in our results of operations for any periods presented.

Since the acquisitions of PWS and IMS were consummated on January 1, 2015 and November 3, 2014, respectively, their results of operations are included in our consolidated results of operations for the portion of the three and six months ended January 31, 2015 subsequent to their acquisition dates and are not included in our results of operations for the three and six months ended January 31, 2014. However, with the exception of acquisition related costs as more fully described in the Non-GAAP Financial Measures section below, their results of operations did not have a significant effect on our consolidated results of operations for the three and six months ended January 31, 2015 due to the size of the acquisitions in relation to our overall consolidated results of operations. The PWS Acquisition is included in our Water Purification and Filtration segment and the IMS Acquisition is included in our Endoscopy segment.

Since the acquisitions of PuriCore, Sterilator and Jet Prep were consummated on June 30, 2014, January 7, 2014 and November 5, 2013, respectively, their results of operations are included in our consolidated results of operations for the three and six months ended January 31, 2015. With respect to the three and six months ended January 31, 2014, the Sterilator and Jet Prep Acquisitions are included in our results of operations subsequent to their respective acquisition dates and the PuriCore Acquisition is not included in our results of operations. These acquisitions did not have a significant effect on our consolidated results of operations due to the size of the acquisitions in relation to our overall consolidated results of operations. The PuriCore and Jet Prep businesses are included in our Endoscopy segment and the Sterilator business is included in our Healthcare Disposables segment.

The following discussion should also be read in conjunction with our 2014 Form 10-K.

The following tables give information as to the net sales by reporting segment and geography (which represent the geographic area from which the Company derives its net sales from external customers), as well as the related percentage of such sales to the total net sales.

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2015		2014		2015		2014
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%
Net Sales by Segment
Endoscopy	$58,970	43.5	$44,587	37.4	$114,902	42.2	$88,200	37.2
Water Purification and Filtration	42,356	31.3	40,719	34.2	84,724	31.1	80,469	33.9
Healthcare Disposables	25,197	18.6	24,716	20.8	54,534	20.1	50,965	21.4
Dialysis	7,314	5.4	7,611	6.4	14,800	5.4	14,920	6.3
Other	1,593	1.2	1,409	1.2	3,281	1.2	2,760	1.2
	$135,430	100.0	$119,042	100.0	$272,241	100.0	$237,314	100.0
Net Sales by Geography
United States	$107,694	79.5	$99,996	84.0	$218,573	80.3	$199,564	84.1
International	27,736	20.5	19,046	16.0	53,668	19.7	37,750	15.9
	$135,430	100.0	$119,042	100.0	$272,241	100.0	$237,314	100.0

Net Sales

Net sales increased by $16,388,000, or 13.8%, to $135,430,000 for the three months ended January 31, 2015 from $119,042,000 for the three months ended January 31, 2014. Excluding the impact of recent acquisitions, organic sales increased by $7,689,000, or 6.5%.

Net sales increased by $34,927,000, or 14.7%, to $272,241,000 for the six months ended January 31, 2015 from $237,314,000 for the six months ended January 31, 2014. Excluding the impact of recent acquisitions, organic sales increased by $19,660,000, or 8.3%.

The increase in net sales for the three and six months ended January 31, 2015 was primarily attributable to increases in net sales of our three largest segments, Endoscopy, Water Purification and Filtration and Healthcare Disposables. The increase in international net sales was primarily due to increases in net sales of endoscopy products and services in the United Kingdom and Italy as a result of the acquisitions of PuriCore and IMS.

Net sales of endoscopy products and services increased by $14,383,000, or 32.3%, and $26,702,000, or 30.3%, for the three and six months ended January 31, 2015, respectively, compared with the three and six months ended January 31, 2014, primarily due to increases in demand in the United States and internationally for our (i) disinfectants, service, equipment accessories and filters due to the increase in the installed base of endoscope reprocessing equipment, (ii) procedure room products (disposable infection control products used in GI endoscopy procedures) and (iii) endoscope reprocessing equipment. We expect sales of disinfectants, service, equipment accessories and filters, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. Additionally, the increase for the three and six months ended January 31, 2015 was attributable to the inclusion of net sales of $8,142,000 and $14,650,000, respectively, generated in the United Kingdom and Italy as a result of acquiring PuriCore on June 30, 2014 and IMS on November 3, 2014. These increases were partially offset by overall lower selling prices in most endoscopy product offerings totaling approximately $850,000 and $1,690,000, respectively, as a result of our strategic growth plan and increased competition.

Net sales of water purification and filtration products and services increased by $1,637,000, or 4.0%, and $4,255,000, or 5.3%, for the three and six months ended January 31, 2015, respectively, compared with the three and six months ended January 31, 2014, primarily attributable to (i) higher sales of our consumables and service principally in the dialysis industry due to our expanding service network and the increased overall demand driven by the growing number of dialysis patients and clinics in the United States, (ii) price increases of approximately $323,000 and $1,753,000, respectively, on certain water purification and filtration products, which were implemented to partially offset increasing costs and (iii) the inclusion of net sales of $538,000 generated by the PWS Acquisition in the month of January. For the three and six months ended January 31, 2015, these increases were partially offset by a decrease in demand for our water purification equipment.

Net sales of healthcare disposables products increased by $481,000, or 1.9%, and $3,569,000, or 7.0%, for the three and six months ended January 31, 2015, respectively, compared with the three and six months ended January 31, 2014, principally due to increased demand in the United States for our face masks and sterility assurance products as a result of (i) customers buying products during our first quarter of fiscal 2015 in advance of certain sales price increases, (ii) our overall marketing efforts and (iii) customer response to the Ebola virus.

Gross profit

Gross profit increased by $8,256,000, or 15.8%, to $60,591,000 for the three months ended January 31, 2015 from $52,335,000 for the three months ended January 31, 2014. Gross profit as a percentage of net sales for the three months ended January 31, 2015 and 2014 was 44.7% and 44.0%, respectively.

Gross profit increased by $17,271,000, or 16.6%, to $121,105,000 for the six months ended January 31, 2015 from $103,834,000 for the six months ended January 31, 2014. Gross profit as a percentage of net sales for the six months ended January 31, 2015 and 2014 was 44.5% and 43.8%, respectively.

The higher gross profit as a percentage of net sales for the three and six months ended January 31, 2015, compared with the three and six months ended January 31, 2014, was primarily attributable to more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages such as our sterilants, filters and certain equipment products in our Water Purification and Filtration segment and face masks and sterility assurance products in our Healthcare Disposables segment. These items were partially offset by (i) acquisition accounting charges for the three and six months ended January 31, 2015 of $876,000 and $1,543,000, respectively, relating to fair value adjustments of inventory and deferred revenue acquired in the acquisitions of IMS and PuriCore, (ii) the inclusion in our Endoscopy segment of IMS and PuriCore, which had lower gross profits as a percentage of net sales, (iii) increased manufacturing costs primarily in our Healthcare Disposables segment and (iv) unfavorable sales mix in our Dialysis segment.

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

Operating Expenses

Selling expenses increased by $3,180,000, or 19.8%, to $19,257,000 for the three months ended January 31, 2015 from $16,077,000 for the three months ended January 31, 2014. For the six months ended January 31, 2015, selling expenses increased by $6,827,000, or 21.4%, to $38,668,000 from $31,841,000 for the six months ended January 31, 2014. For the three and six months ended January 31, 2015, selling expenses increased primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and gain or maintain market share by hiring and training additional sales and marketing personnel and increasing travel budgets in our Endoscopy and Water Purification and Filtration segments and to a lesser extent, our Healthcare Disposables segment, (ii) the inclusion of selling and marketing expenses of PWS, IMS, PuriCore and Sterilator in the three and six months ended January 31, 2015, (iii) higher commission expense principally in our Endoscopy segment as a result of higher sales and modified plan incentives and (iv) increases in annual salaries and incentive compensation.

Selling expenses as a percentage of net sales were 14.2% and 13.5% for the three months ended January 31, 2015 and 2014, respectively, and 14.2% and 13.4% for the six months ended January 31, 2015 and 2014, respectively.

General and administrative expenses increased by $4,265,000, or 27.4%, to $19,822,000 for the three months ended January 31, 2015, from $15,557,000 for the three months ended January 31, 2014. For the six months ended January 31, 2015, general and administrative expenses increased by $7,608,000, or 24.8%, to $38,329,000 from $30,721,000 for the six months ended January 31, 2014. For the three and six months ended January 31, 2015, these increases were primarily due to (i) the inclusion of general and administrative expenses of PWS, IMS, PuriCore and Sterilator in the three and six months ended January 31, 2015, (ii) $1,380,000 and $1,969,000, respectively, in acquisition related charges primarily in our Endoscopy segment as further described within Non-GAAP Financial Measures elsewhere in this MD&A, (iii) increases in annual salaries and incentive compensation including stock-based compensation and (iv) an increase of $613,000 and $943,000, respectively, in intangible amortization as a result of acquisitions. These items were partially offset by a decrease in bad debt expense.

General and administrative expenses as a percentage of net sales were 14.6% and 13.1% for the three months ended January 31, 2015 and 2014, respectively, and 14.1% and 12.9% for the six months ended January 31, 2015 and 2014, respectively.

Research and development expenses (which include continuing engineering costs) increased by $719,000 to $3,211,000 for the three months ended January 31, 2015 from $2,492,000 for the three months ended January 31, 2014. For the six months ended January 31, 2015, research and development expenses increased by $2,009,000 to $6,760,000, from $4,751,000 for the six months ended January 31, 2014. The increase for the three and six months ended January 31, 2015 was primarily due to additional product development initiatives primarily in our Endoscopy segment. Since the additional product development initiatives are on-going, we expect future research and development expenses to continue to exceed amounts reported in prior year periods.

Research and development expense as a percentage of net sales were 2.4% and 2.1% for the three months ended January 31, 2015 and 2014, respectively, and 2.5% and 2.0% for the six months ended January 31, 2015 and 2014, respectively.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2015		2014		2015		2014
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	Operating	% of	Operating	% of	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales	Income	Net sales	Income	Net sales
Endoscopy	$8,396	14.2%	$8,218	18.4%	$15,854	13.8%	$16,402	18.6%
Water Purification and Filtration	8,121	19.2%	7,108	17.5%	15,777	18.6%	13,165	16.4%
Healthcare Disposables	4,469	17.7%	4,563	18.5%	10,823	19.8%	10,282	20.2%
Dialysis	1,481	20.2%	1,996	26.2%	2,931	19.8%	3,760	25.2%
Other	599	37.6%	231	16.4%	907	27.6%	236	8.6%
Operating income	23,066	17.0%	22,116	18.6%	46,292	17.0%	43,845	18.5%
General corporate expenses	(4,765)		(3,907)		(8,944)		(7,324)
Income before interest and income taxes	$18,301	13.5%	$18,209	15.3%	$37,348	13.7%	$36,521	15.4%

The Endoscopy segment’s operating income was similar for the three months ended January 31, 2015, compared with the three months ended January 31, 2014, and decreased by $548,000, or 3.3%, for the six months ended January 31, 2015, compared with the six months ended January 31, 2014, as increases in demand in the United States and internationally for our endoscopy products and services, as further explained above, were offset by (i) recording acquisition related items in the three and six months ended January 31, 2015 of $1,792,000 and $3,048,000, respectively, as further described within Non-GAAP Financial Measures elsewhere in this MD&A, (ii) increased research and development expenses due to additional product development initiatives, (iii) lower selling prices of certain endoscopy products, (iv) increased investment in our sales team and other selling initiatives, (v) higher commission expense as a percent of sales due to modified plan incentives, (vi) increases in annual salaries and incentive compensation and (vii) increased intangible amortization as a result of acquisitions. Excluding acquisition related items stated above and further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Endoscopy segment’s operating income increased by $1,970,000, or 24.0%, and $2,500,000, or 15.2%, for the three and six months ended January 31, 2015, respectively, compared with the three and six months ended January 31, 2014.

The Water Purification and Filtration segment’s operating income increased by $1,013,000, or 14.3%, and $2,612,000, or 19.8%, for the three and six months ended January 31, 2015, respectively, compared with the three and six months ended January 31, 2014, primarily as a result of higher sales and improved gross profit percentage due to consumables and service sales, as further explained above, partially offset by a decrease in demand for our water purification equipment, increases in annual salaries and the hiring of additional sales personnel, which is expected to continue to increase through fiscal 2015.

The Healthcare Disposables segment’s operating income was similar for the three months ended January 31, 2015, compared with the three months ended January 31, 2014, and increased by $541,000, or 5.3%, for the six months ended January 31, 2015, compared with the six months ended January 31, 2014, primarily due to increased demand in the United States and internationally for our face masks and sterility assurance products as a result of (i) customers buying products during our first quarter of fiscal 2015 in advance of certain sales price increases, (ii) our overall marketing efforts and (iii) customer response to the Ebola virus, which had a stronger impact on our fiscal 2015 first quarter than our second quarter, partially offset by the inclusion of general and administrative expenses of the Sterilator business, increased marketing expenses, the hiring of additional sales personnel and annual salary raises.

The Dialysis segment’s operating income decreased by $515,000, or 25.8%, and $829,000, or 22.0%, for the three and six months ended January 31, 2015, respectively, compared with the three and six months ended January 31, 2014, primarily due to a decrease in demand for our high margin sterilant product, as more fully described elsewhere in this MD&A, partially offset by an increase in demand for our low margin concentrate product.

The operating income of our Specialty Packaging business (reported in the Other reporting segment) increased by $368,000 and $671,000 for the three and six months ended January 31, 2015, respectively, compared with the three and six months ended January 31, 2014, primarily due to an increase in demand for our specialty packaging products resulting from the Ebola virus as well as recording foreign exchange gains associated with translating certain United States dollar denominated assets into our subsidiary’s functional currency, the Canadian dollar.

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel, costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $858,000, or 22.0%, and $1,620,000, or 22.1%, for the three and six months ended January 31, 2015, respectively, compared with the three and six months ended January 31, 2014, primarily due to increases in costs associated with our acquisition program, increases in annual salaries and stock-based compensation, charges associated with the upcoming retirement of our Chief Financial Officer and the addition of internal and external resources to address various growth initiatives and  compliance requirements.

Interest

Interest expense was similar for the three months ended January 31, 2015, compared with the three months ended January 31, 2014. For the six months ended January 31, 2015, interest expense decreased by $91,000 to $1,211,000, from $1,302,000 for the six months ended January 31, 2014, due to the recording of a $113,000 charge in January 2014 for the ineffective hedge on our term credit facility, as further explained in Note 5 to the Condensed Consolidated Financial Statements.

Interest income was $15,000 for both the three months ended January 31, 2015 and 2014 and $31,000 and $28,000 for the six months ended January 31, 2015 and 2014, respectively.

Income taxes

The consolidated effective tax rate was 38.3% and 36.7% for the six months ended January 31, 2015 and 2014, respectively. The increase in the consolidated effective tax rate was principally due to certain non-deductible acquisition related charges and initial operating losses recorded in our international operations during the six months ended January 31, 2015 and the geographic mix of pre-tax income, partially offset by the re-enactment of Federal tax legislation.

For the six months ended January 31, 2015, our international operations, which included Canada, China, the Netherlands, Israel, Italy, Singapore and the United Kingdom, generated a combined loss primarily due to (i) the recording of certain acquisition related costs, the majority of which are not tax deductible, (ii) initial operating losses in our acquired Jet Prep entity for which no corresponding tax benefit was recorded since the commercialization of the product is in the beginning phase, (iii) initial operating losses in our acquired United Kingdom (“UK”) and Italy entities due primarily to acquisition related charges for which corresponding tax benefits were recorded using lower effective tax rates and (iv) operating losses relating to our China location due to significant investments made in the current fiscal year, thereby increasing our overall effective tax rate. For the six months ended January 31, 2014, our international operations, which primarily consisted of Canada, Singapore and the Netherlands, were profitable and had a combined effective tax rate of 22.1%, thereby reducing our overall effective tax rate.

For the six months ended January 31, 2015 and 2014, almost all of our income before income taxes was generated from our United States operations, which had an overall effective tax rate of 36.4% and 37.4%, respectively. The lower overall effective tax rate for the six months ended January 31, 2015 was principally caused by Federal tax legislation that had expired in December 2013, but was re-enacted retroactively in December 2014, that enabled us to record the research and experimentation tax credit relating to the entire calendar 2014 in the six months ended January 31, 2015. The legislation for this research and experimentation tax credit was not extended for calendar 2015.

Generally, the Company is no longer subject to federal, state or foreign income tax examinations for fiscal years ended prior to July 31, 2006. The Company is currently being audited by the Internal Revenue Service for fiscal year 2013.

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Cost of sales	$63,000	$109,000	$162,000	$171,000
Operating expenses:
Selling	120,000	191,000	306,000	301,000
General and administrative	1,223,000	1,090,000	2,502,000	2,054,000
Research and development	14,000	18,000	31,000	30,000
Total operating expenses	1,357,000	1,299,000	2,839,000	2,385,000
Stock-based compensation before income taxes	1,420,000	1,408,000	3,001,000	2,556,000
Income tax benefits	(507,000)	(493,000)	(1,046,000)	(905,000)
Total stock-based compensation expense, net of tax	$913,000	$915,000	$1,955,000	$1,651,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At January 31, 2015, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $8,645,000 with a remaining weighted average period of 21 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the six months ended January 31, 2015 and 2014, income tax deductions of $4,271,000 and $4,516,000, respectively, were generated and increased additional paid-in capital by $2,463,000 and $3,297,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

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

For the three and six months ended January 31, 2015, we made adjustments to net income and diluted EPS to exclude amortization expense and significant acquisition related items impacting current operating performance including transaction and integration charges and ongoing fair value adjustments to arrive at our non-GAAP financial measures, adjusted net income and adjusted EPS. For the three and six months ended January 31, 2014, we made adjustments to net income and diluted EPS to exclude amortization expense to arrive at our non-GAAP financial measures. Significant acquisition related items were not incurred for the three and six months ended January 31, 2014.

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

Acquisition related items consist of (i) fair value adjustments to contingent consideration and other contingent liabilities resulting from acquisitions, (ii) due diligence, integration, legal fees and other transaction costs associated with specific acquisitions, (iii) acquisition accounting charges for the amortization of the initial fair value adjustments of acquired inventory and deferred revenue and (iv) foreign currency losses relating to the funding of an international acquisition. The adjustments of contingent consideration and other contingent liabilities are periodic adjustments to record such amounts at fair value at each balance sheet date. Given the subjective nature of the assumptions used in the determination of fair value calculations, fair value adjustments may potentially cause significant earnings volatility that are not representative of our operating results. Similarly, due diligence, integration, legal and other acquisition costs associated with specific acquisitions, including acquisition accounting charges relating to recording acquired inventory and deferred revenue at fair market value, can be significant and also adversely impact our effective tax rate as certain costs are often not tax-deductible. Since all of these acquisition related items are atypical and often mask underlying operating performance, we excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

For the three months ended January 31, 2015 and 2014, the reconciliations of net income and diluted EPS with adjusted net income and adjusted diluted EPS were calculated as follows:

	As Reported,		Acquisition	Non-GAAP
	Three Months Ended	Intangible	Related	Three Months Ended
(Amount in thousands, except EPS)	January 31, 2015	Amortization	Items	January 31, 2015

Net Sales	$135,430	$—	$—	$135,430

Cost of Sales	74,839	—	(876)	73,963

Gross Profit	60,591	—	876	61,467

Expenses:
Selling	19,257	—	—	19,257
General and administrative	19,822	(3,232)	(1,380)	15,210
Research and development	3,211	—	—	3,211
Total operating expenses	42,290	(3,232)	(1,380)	37,678

Income before interest and income taxes	18,301	3,232	2,256	23,789

Interest expense, net	646	—	—	646

Income before income taxes	17,655	3,232	2,256	23,143

Income taxes	6,570	969	507	8,046

Net Income / Adjusted net income	$11,085	$2,263	$1,749	$15,097

Diluted EPS / Adjusted diluted EPS	$0.27	$0.05	$0.04	$0.36

	As Reported,		Acquisition	Non-GAAP
	Three Months Ended	Intangible	Related	Three Months Ended
(Amount in thousands, except EPS)	January 31, 2014	Amortization	Items	January 31, 2014

Net Sales	$119,042	$—	$—	$119,042

Cost of Sales	66,707	—	—	66,707

Gross Profit	52,335	—	—	52,335

Expenses:
Selling	16,077	—	—	16,077
General and administrative	15,557	(2,619)	—	12,938
Research and development	2,492	—	—	2,492
Total operating expenses	34,126	(2,619)	—	31,507

Income before interest and income taxes	18,209	2,619	—	20,828

Interest expense, net	630	—	—	630

Income before income taxes	17,579	2,619	—	20,198

Income taxes	6,453	968	—	7,421

Net Income / Adjusted net income	$11,126	$1,651	$—	$12,777

Diluted EPS / Adjusted diluted EPS	$0.27	$0.04	$—	$0.31

For the six months ended January 31, 2015 and 2014, the reconciliations of net income and diluted EPS with adjusted net income and adjusted diluted EPS were calculated as follows:

	As Reported,		Acquisition	Non-GAAP
	Six Months Ended	Intangible	Related	Six Months Ended
(Amount in thousands, except EPS)	January 31, 2015	Amortization	Items	January 31, 2015

Net Sales	$272,241	$—	$—	$272,241

Cost of Sales	151,136	—	(1,543)	149,593

Gross profit	121,105	—	1,543	122,648

Expenses:
Selling	38,668	—	—	38,668
General and administrative	38,329	(6,188)	(1,969)	30,172
Research and development	6,760	—	—	6,760
Total operating expenses	83,757	(6,188)	(1,969)	75,600

Income before interest and income taxes	37,348	6,188	3,512	47,048

Interest expense, net	1,180	—	—	1,180

Income before income taxes	36,168	6,188	3,512	45,868

Income taxes	13,844	2,071	671	16,586

Net income /Adjusted net income	$22,324	$4,117	$2,841	$29,282

Diluted EPS /Adjusted diluted EPS (1)	$0.54	$0.10	$0.07	$0.70

	As Reported,		Acquisition	Non-GAAP
	Six Months Ended	Intangible	Related	Six Months Ended
(Amount in thousands, except EPS)	January 31, 2014	Amortization	Items	January 31, 2014

Net Sales	$237,314	$—	$—	$237,314

Cost of Sales	133,480	—	—	133,480

Gross profit	103,834	—	—	103,834

Expenses:
Selling	31,841	—	—	31,841
General and administrative	30,721	(5,245)	—	25,476
Research and development	4,751	—	—	4,751
Total operating expenses	67,313	(5,245)	—	62,068

Income before interest and income taxes	36,521	5,245	—	41,766

Interest expense, net	1,274	—	—	1,274

Income before income taxes	35,247	5,245	—	40,492

Income taxes	12,936	1,945	—	14,881

Net income /Adjusted net income	$22,311	$3,300	$—	$25,611

Diluted EPS /Adjusted diluted EPS	$0.54	$0.08	$—	$0.62

(1)         The summation of each diluted EPS does not equal the adjusted diluted EPS due to rounding.

Liquidity and Capital Resources

Working Capital

At January 31, 2015, our working capital was $115,654,000, compared with $97,410,000 at July 31, 2014. The increase was primarily due to the classification of our Specialty Packaging segment as a business held-for-sale, as further explained elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements, as well as the impact of the acquisitions of IMS and PWS.

Cash Flows from Operating Activities

Net cash provided by operating activities was $18,838,000 and $21,549,000 for the six months ended January 31, 2015 and 2014, respectively. For the six months ended January 31, 2015, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense and deferred taxes), partially offset by increases in inventories (due to planned strategic increases in stock levels of certain products primarily in our Endoscopy and Healthcare Disposables segments) and prepaids and other current assets (due primarily to the timing associated with the payment of insurance premiums) and a decrease in accounts payable and other current liabilities (due primarily to the timing associated with the payment of incentive compensation and the repayment of liabilities acquired in conjunction with the IMS Acquisition).

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

Cash Flows from Investing Activities

Net cash used in investing activities was $37,851,000 and $12,840,000 for the six months ended January 31, 2015 and 2014, respectively. For the six months ended January 31, 2015 and 2014, the net cash used in investing activities was primarily for acquisitions and to a lesser extent, capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12,286,000 for the six months ended January 31, 2015 compared with $22,911,000 used in financing activities for the six months ended January 31, 2014. For the six months ended January 31, 2015, the net cash provided by financing activities was primarily due to borrowings under our revolving credit facility to fund the acquisitions of IMS and PWS, partially offset by repayments under the revolving credit facility. For the six months ended January 31, 2014, the net cash provided by financing activities was primarily due to repayments under our credit facilities.

Cash Dividends

On November 6, 2014, our Board of Directors approved an 11% increase in the semiannual cash dividend to $0.05 per share of outstanding common stock, which was paid on January 30, 2015 to shareholders of record at the close of business on January 16, 2015. Future declaration of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors.

Long-Term Contractual Obligations

As of January 31, 2015, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Six Months
	Ending
	July 31,	Year Ending July 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in thousands)

Maturity of the credit facility	$—	$—	$—	$—	$95,500	$—	$95,500
Expected interest payments under the credit facility (1)	868	1,671	1,671	1,671	975	—	6,856
Minimum commitments under noncancelable operating leases	2,429	4,296	3,526	2,586	1,831	3,742	18,410
Compensation agreements	2,067	4,958	951	350	350	496	9,172
Contingent consideration (2)	—	70	554	947	1,124	1,522	4,217
Assumed contingent liability (3)	—	51	226	428	574	622	1,901
Contingent guaranteed obligation (4)	323	403	208	152	152	—	1,238
Other long-term obligations	150	286	228	204	96	15	979
Total contractual obligations	$5,837	$11,735	$7,364	$6,338	$100,602	$6,397	$138,273

(1)         The expected interest payments under our credit facility reflect an interest rate of 1.75%, which was our weighted average interest rate on outstanding borrowings at January 31, 2015.

(2)         These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the January 31, 2015 Condensed Consolidated Balance Sheet at its net present value of $2,888,000 using a discount rate of 12.6%.

(3)         These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the January 31, 2015 Condensed Consolidated Balance Sheet at its net present value of $1,773,000 using a discount rate of 2.5%.

(4)         These future potential payments of a contingent guaranteed obligation relate to the PuriCore Acquisition, as further explained below, and are reflected in the January 31, 2015 Condensed Consolidated Balance Sheet at its net present value of $1,040,000 using a discount rate of 10.1%.

Credit Facility

In March 2014, we modified our existing $100,000,000 senior secured revolving credit facility (the “Existing Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Existing Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “New Credit Agreement”). The New Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “New Revolving Credit Facility”).  The Existing Term Loan Facility was terminated after the outstanding balance was reassigned to the New Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the New Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The New Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the New Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to the Existing Revolving Credit Facility. The total of these two amounts is being amortized over the life of the New Credit Agreement. The remaining unamortized debt issuance costs of $84,000 relating to the Existing Term Loan Facility was charged to interest expense on March 4, 2014 when the Existing Term Loan Facility was terminated. At January 31, 2015, unamortized debt issuance costs recorded in other assets amounted to $1,495,000.

Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New Credit Agreement (“Consolidated EBITDA”). At February 28, 2015, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.17% to 0.56%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. Substantially all of our outstanding borrowings were under LIBOR contracts at February 28, 2015. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at February 28, 2015.

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

On January 31, 2015, we had $95,500,000 of outstanding borrowings under the New Credit Agreement. Subsequent to January 31, 2015, we borrowed $10,000,000 under the New Credit Agreement to fund the DentaPure Acquisition but repaid $3,000,000 resulting in total outstanding borrowings of $102,500,000 at February 28, 2015.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Contingent Liabilities

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

Compensation Agreements

We have previously entered into various severance contracts with executives of the Company, including our Corporate executive officers and the Chief Executive Officer of two of our subsidiaries, which define certain compensation arrangements relating to various employment termination scenarios. Additionally, we have previously entered into multi-year employment agreements with certain executive officers of businesses we have acquired.

Other Long-Term Obligations

In relation to the IMS Acquisition on November 3, 2014, we assumed an $843,000 liability to the central bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 was recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the

Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to IMS’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At January 31, 2015, $675,000 is outstanding, of which $168,000 is recorded in accrued expense and $507,000 is recorded in other long-term liabilities.

Additionally, other long-term obligations includes deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Financing Needs

Our four largest operating segments generate significant cash from operations. At January 31, 2015, we had a cash balance of $24,092,000, of which $7,705,000 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. In addition to the IMS Acquisition, such international growth initiatives have included the funding of $5,332,000 from one of our foreign subsidiaries for the November 5, 2013 Jet Prep Acquisition as further described in Note 3 to the Condensed Consolidated Financial Statements. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At February 28, 2015, $147,500,000 was available under our New Credit Agreement.

Business Held-For-Sale

We conducted a strategic review of our Specialty Packaging business and evaluated its potential value in the marketplace relative to the business’s current and expected returns concluding that the business is not part of our core strategy and may return a higher value to stockholders by its divestiture. Accordingly, our Specialty Packaging business (reported in the Other reporting segment) is classified as held-for-sale within our Condensed Consolidated Balance Sheet at January 31, 2015. Since the operating results of the Specialty Packaging segment, as shown in Note 14 to the Condensed Consolidated Financial Statements, are not significant in relation to our overall consolidated operating results, the lack of operating results from this business due to its divestiture will not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented. We have now completed several aspects of the selling process and expect its divestiture to be completed during our fiscal 2015.

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

Changes in the value of the Euro, Singapore dollar and British Pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars, Euros, Singapore dollars or British Pounds but must be converted into each entity’s functional currency. Furthermore, the financial statements of our Italy, Netherlands and United Kingdom subsidiaries are translated using the accounting policies described in Note 2 to the 2014 Form 10-K and therefore are impacted by changes in the Euro and British Pound exchange rates relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British Pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British Pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were five foreign currency forward contracts with an aggregate value of $13,125,000 at February 28, 2015, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expire on March 31, 2015. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Gains and losses related to these hedging contracts to buy Euros, Singapore dollars and British Pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and six months ended January 31, 2015, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than each entity’s functional currency. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian or United States assets typically offset the currency impact on our Canadian or United States liabilities effectively minimizing significant realized gains and losses. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon net income for the three and six months ended January 31, 2015, compared with the three and six months ended January 31, 2014.

For purposes of translating the balance sheet at January 31, 2015 compared with July 31, 2014, the total of the foreign currency movements resulted in a foreign currency translation loss of $5,609,000 and $7,500,000 for the three and six months ended January 31, 2015, respectively, primarily due to the increase in the value of the United States dollar relative to the Euro and Canadian dollar, thereby decreasing stockholders’ equity.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable, endoscopy and water purification and filtration products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,190,000 and $2,769,000 for the three and six months ended January 31, 2015, respectively, and $1,181,000 and $2,126,000 for the three and six months ended January 31, 2014, respectively. The increase in rebates in the six months ended January 31, 2015 is primarily due to increased sales volume of products sold to certain customers in our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments as well as new volume rebate agreements in our Dialysis and Endoscopy segments. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

Our endoscopy products and services are sold directly to hospitals and other end-users in the United States and primarily to distributors internationally except for the United Kingdom, Italy, Netherlands, Singapore and China where we sell directly to hospitals and other end-users; water purification and filtration products and services are sold directly to hospitals, dialysis clinics, pharmaceutical and biotechnology companies, laboratories, medical products and service companies and other end-users as well as through third-party distributors; the majority of our healthcare disposable products are sold to third party distributors and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users; the majority of our dialysis products are sold to dialysis clinics and hospitals; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2014, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that exceeded book value by a nominal amount. Goodwill relating to our Specialty Packaging reporting unit was $5,635,000 at January 31, 2015 and was reclassified from goodwill to business held-for-sale as a current asset at October 31, 2014, as further described elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements. We believe the most significant assumptions impacting the impairment assessment of Specialty Packaging relate to the assumed compounded annual sales growth and future operating efficiencies included in our projections of future operating results and cash flows of this segment, which projections are in excess of historical run rates. If future operating results and cash flows are substantially less than our projections and the expected sale of the Specialty Packaging business does not occur or is completed at a sales price that is less than book value, future impairment charges may be recorded. For instance, if our future fair value calculation or the sales price of the business is 10% less than its book value, a future charge of approximately $850,000, net of tax, would be recorded. On January 31, 2015, management concluded that no events or changes in circumstances have occurred during the six months ended January 31, 2015 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. Our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On January 31, 2015, management concluded that no events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

The stock-based compensation expense recorded in our Condensed Consolidated Financial Statements may not be representative of the effect of stock-based compensation expense in future periods due to the level of awards issued in past years (which level may not be similar in the future), modifications to existing awards, accelerated vesting related to certain employment terminations and assumptions used in determining fair value, expected lives and estimated forfeitures. We determine the fair value of each stock award using the closing market price of our common stock on the date of grant. We estimate the fair value of each option grant on the date of grant using the Black-Scholes option valuation model. The determination of fair value using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the expected option life (which is determined by using the historical closing prices of our common stock), the expected dividend yield (which is approximately 0.2%), and the expected option life (which is based on historical exercise behavior).

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

Income Taxes

Our provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, statutory income tax rates, changes in uncertain tax benefits and the deductibility of expenses or availability of tax credits in various taxing jurisdictions. Tax laws are complex, subject to different interpretations by the taxpayer and the respective governmental taxing authorities and are subject to future modification, expiration or repeal by government legislative bodies. We use significant judgment on a quarterly basis in determining our annual effective income tax rate and evaluating our tax positions.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities also include items recorded in conjunction with the purchase accounting for business acquisitions as well as net operating loss carryforwards. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if necessary, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized. Additionally, deferred tax liabilities are regularly reviewed to confirm that such amounts are appropriately stated. A review of our deferred tax items considers known future changes in various income tax rates, principally in the United States. If income tax rates were to change in the future, particularly in the United States and to a lesser extent Canada, the UK and Italy, our items of deferred tax could be materially affected. All of such evaluations require significant management judgments.

We record liabilities for an unrecognized tax benefit when a tax benefit for an uncertain tax position is taken or expected to be taken on a tax return, but is not recognized in our Condensed Consolidated Financial Statements because it does not meet the more-likely-than-not recognition threshold that the uncertain tax position would be sustained upon examination by the applicable taxing authority. Any adjustments upon resolution of income tax uncertainties are recognized in our results of operations. Unrecognized tax benefits are analyzed periodically and adjustments are made as events occur to warrant adjustment to the related liability. Historically, we have not had significant unrecognized tax benefits.

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and IRS notices and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Condensed Consolidated Statements of Income. For the three and six months ended January 31, 2015, we recorded excise taxes of $1,019,000 and $2,105,000 in cost of sales. For the three and six months ended January 31, 2014, we recorded excise taxes of $936,000 and $1,892,000 in cost of sales. The regulations regarding the calculations of the medical device taxes are complex and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Condensed Consolidated Financial Statements.

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed. We determine fair value based on the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Such initial fair value amounts as well as other acquired assets and liabilities, including deferred tax assets and liabilities, are sometimes refined requiring subsequent adjustments.

Certain liabilities and reserves are subjective in nature. We reflect such liabilities and reserves based upon the most recent information available. In conjunction with our acquisitions, such subjective liabilities and reserves principally include contingent consideration, certain deferred income tax liabilities, income tax and sales and use tax exposures, including tax liabilities related to our foreign subsidiaries, as well as reserves for accounts receivable, inventories,  warranties and contingent obligations. We account for contingent consideration relating to business combinations as a liability and an increase to goodwill at the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. We determine the fair value of contingent consideration based on future operating projections under various potential scenarios and weight the probability of these outcomes. Similarly, other acquisition related liabilities can be required to be recorded at fair value at the date of the acquisition and continually re-measured at each balance sheet date, such as the assumed contingent obligation relating to the Jet Prep Acquisition and the contingent guaranteed obligation relating to the PuriCore Acquisition, as further described in Note 6 to the Condensed Consolidated Financial Statements.  The ultimate settlement of liabilities relating to business combinations may be for amounts which are materially different from the amounts initially recorded and may cause volatility in our results of operations.

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

Changes in the value of the Euro, Singapore dollar and British Pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars, Euros,  Singapore dollars or British Pounds but must be converted into each entity’s functional currency. Furthermore, the financial statements of our Italy, the Netherlands and United Kingdom subsidiaries are translated using the accounting policies described in Note 2 to the 2014 Form 10-K and therefore are impacted by changes in the Euro and British Pound exchange rates relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British Pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British Pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were four foreign currency forward contracts with an aggregate value of $9,563,000 at January 31, 2015, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expired on February 28, 2015. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. For the three and six months ended January 31, 2015, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States assets typically offset the currency impact on our Canadian and United States liabilities effectively minimizing significant realized gains and losses. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon net income for the three and six months ended January 31, 2015, compared with the three and six months ended January 31, 2014.

For purposes of translating the balance sheet at January 31, 2015 compared with July 31, 2014, the total of the foreign currency movements resulted in a foreign currency translation loss of $5,609,000 and $7,500,000 for the three and six months ended January 31, 2015, respectively, primarily due to the increase in the value of the United States dollar relative to the Euro and Canadian dollar, thereby decreasing stockholders’ equity.

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

On June 30, 2014, we acquired PuriCore, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our Condensed Consolidated Financial Statements. We expect that all aspects of the PuriCore business will be fully integrated into our existing overall internal control structure in late fiscal 2015.

On November 3, 2014, we acquired IMS, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our Condensed Consolidated Financial Statements. We expect that all aspects of the IMS business will be fully integrated into our existing overall internal control structure in fiscal 2016.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

November	3,400	$41.47	—	—
December	205	44.15	—	—
January	—	—	—	—
Total	3,605	$41.62	—	—

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
Date: March 12, 2015

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig A. Sheldon
Craig A. Sheldon,
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)