Form 10-Q
period 2015-04-30
CANTEL MEDICAL CORP
filed 2015-06-09
CIK 19446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2015.

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

Number of shares of common stock outstanding as of May 31, 2015: 41,546,915.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts in Thousands, Except Share Data)

(Unaudited)

	April 30,	July 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$25,365	$31,781
Accounts receivable, net of allowance for doubtful accounts of $1,955 at April 30 and $1,874 at July 31	73,295	62,225
Inventories:
Raw materials	30,492	27,365
Work-in-process	10,519	7,510
Finished goods	28,916	24,862
Total inventories	69,927	59,737
Deferred income taxes	4,239	3,551
Prepaid expenses and other current assets	8,323	6,615
Total current assets	181,149	163,909
Property and equipment, net	61,628	52,718
Intangible assets, net	89,429	82,952
Goodwill	242,501	231,647
Other assets	5,200	4,919
	$579,907	$536,145
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,253	$19,529
Compensation payable	15,050	14,866
Accrued expenses	15,974	15,109
Deferred revenue	16,909	16,102
Income taxes payable	—	893
Total current liabilities	66,186	66,499

Long-term debt	91,500	80,500
Deferred income taxes	23,607	17,805
Contingent consideration	729	2,722
Other long-term liabilities	3,670	3,373

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, par value $1.00 per share; authorized 1,000,000 shares; none issued	—	—
Common Stock, par value $.10 per share; authorized 75,000,000 shares; April 30 - 45,839,444 shares issued and 41,537,328 shares outstanding; July 31 - 45,641,688 shares issued and 41,442,260 shares outstanding	4,584	4,564
Additional paid-in capital	153,793	146,048
Retained earnings	275,910	243,306
Accumulated other comprehensive income	1,934	9,552
Treasury Stock, at cost; April 30 - 4,302,116 shares; July 31 - 4,199,428 shares	(42,006)	(38,224)
Total stockholders’ equity	394,215	365,246
	$579,907	$536,145

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Net sales
Product sales	$123,070	$106,519	$361,219	$317,644
Product service	18,438	13,539	52,530	39,728
Total net sales	141,508	120,058	413,749	357,372

Cost of sales
Product sales	64,664	57,808	191,833	172,618
Product service	13,245	9,832	37,212	28,502
Total cost of sales	77,909	67,640	229,045	201,120

Gross profit	63,599	52,418	184,704	156,252

Expenses:
Selling	20,326	16,532	58,994	48,373
General and administrative	18,456	16,428	56,785	47,149
Research and development	3,536	2,632	10,296	7,383
Total operating expenses	42,318	35,592	126,075	102,905

Income from operations	21,281	16,826	58,629	53,347

Interest expense	636	552	1,847	1,854
Interest income	(17)	(17)	(48)	(45)
Loss on sale of business	2,206	—	2,206	—

Income before income taxes	18,456	16,291	54,624	51,538

Income taxes	6,100	6,042	19,944	18,978

Net income	$12,356	$10,249	$34,680	$32,560

Earnings per common share:
Basic	$0.30	$0.25	$0.84	$0.79

Diluted	$0.30	$0.25	$0.83	$0.79

Dividends per common share	$—	$—	$0.05	$0.05

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Net income	$12,356	$10,249	$34,680	$32,560

Other comprehensive (loss) income:
Foreign currency translation, net of tax	1,146	163	(6,354)	(1,511)
Reclassification adjustment to loss on sale of business for foreign currency translation gain included in net income during the period	(1,264)	—	(1,264)	—
Unrealized holding losses on interest rate swaps arising during the period, net of tax	—	—	—	(30)
Reclassification adjustments to interest expense for losses on interest rate swap included in net income during the period, net of tax	—	—	—	60
Reclassification adjustment to interest expense for ineffective hedge on interest rate swap included in net income during the period, net of tax	—	—	—	73
Total other comprehensive (loss) income, net of tax	(118)	163	(7,618)	(1,408)

Comprehensive income	$12,238	$10,412	$27,062	$31,152

See accompanying notes.

CANTEL MEDICAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2015	2014

Cash flows from operating activities
Net income	$34,680	$32,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,573	6,072
Amortization	9,648	7,882
Stock-based compensation expense	4,354	3,978
Amortization of debt issuance costs	301	340
Loss on disposal of fixed assets	209	302
Loss on sale of business	2,206	—
Impairment of assets	1,287	—
Fair value adjustments to acquisition related liabilities	(2,516)	276
Deferred income taxes	(124)	2
Excess tax benefits from stock-based compensation	(2,662)	(3,815)
Changes in assets and liabilities, net of effects of business acquisitions/divestiture:
Accounts receivable	(7,239)	(7,675)
Inventories	(7,307)	(2,080)
Prepaid expenses and other current assets	(2,444)	(1,353)
Accounts payable and other current liabilities	(5,463)	768
Income taxes	871	3,470
Net cash provided by operating activities	33,374	40,727

Cash flows from investing activities
Capital expenditures	(8,329)	(7,886)
Proceeds from disposal of fixed assets	49	8
Proceeds from sale of business, net of cash retained and disposal costs	3,942	—
Net asset value adjustment for PuriCore Acquisition	337	—
Acquisition of IMS, net of cash acquired	(22,112)	—
Acquisition of Pure Water Solutions	(11,879)	—
Acquisition of DentaPure, net of cash acquired	(9,977)	—
Acquisition of Jet Prep, net of cash acquired	—	(5,332)
Acquisition of Sterilator, net of cash acquired	—	(2,829)
Other, net	336	(504)
Net cash used in investing activities	(47,633)	(16,543)

Cash flows from financing activities
Borrowings under revolving credit facility	47,000	—
Repayments under term loan facility	—	(5,000)
Repayments under revolving credit facility	(36,000)	(25,500)
Debt modification costs	—	(1,314)
Proceeds from exercises of stock options	393	410
Dividends paid	(2,076)	(1,858)
Excess tax benefits from stock-based compensation	2,662	3,815
Purchases of treasury stock	(3,536)	(4,194)
Net cash provided by (used in) financing activities	8,443	(33,641)

Effect of exchange rate changes on cash and cash equivalents	(600)	(145)

Decrease in cash and cash equivalents	(6,416)	(9,602)
Cash and cash equivalents at beginning of period	31,781	34,076
Cash and cash equivalents at end of period	$25,365	$24,474

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

The Condensed Consolidated Balance Sheet at July 31, 2014 was derived from the audited Consolidated Balance Sheet of Cantel at that date.

As more fully described in Note 14 to the Condensed Consolidated Financial Statements, we operate our business through the following four operating segments: Endoscopy, Water Purification and Filtration, Healthcare Disposables and Dialysis. The Specialty Packaging operating segment, which comprised the Other reporting segment for financial reporting purposes, was divested on April 7, 2015 as more fully described in Note 15 to the Condensed Consolidated Financial Statements.

We operate our four operating segments through wholly-owned subsidiaries in the United States and internationally. Our principal operating subsidiaries in the United States are Medivators Inc., Mar Cor Purification, Inc., Crosstex International, Inc. and SPS Medical Supply Corp. Internationally, our primary operating subsidiaries include Cantel Medical (UK) Limited, Cantel Medical Asia/Pacific Ltd., Cantel Medical Devices (China) Co., Ltd., Biolab Equipment Ltd., Medivators B.V., and effective November 3, 2014, Cantel Medical (Italy) S.r.l., formerly known as International Medical Service S.r.l.

In our current fiscal year, we acquired (i) all of the issued and outstanding stock of MRLB International, Inc. (“MRLB”) on February 20, 2015 (the “DentaPure Acquisition”), (ii) certain net assets of Pure Water Solutions, Inc. (“PWS”) on January 1, 2015 (the “PWS Acquisition”) and (iii) all of the issued and outstanding stock of International Medical Service S.r.l. (“IMS”) on November 3, 2014 (the “IMS Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements. With the exception of acquisition related costs primarily related to the IMS Acquisition, the businesses of MRLB (the “DentaPure Business), PWS (the “PWS Business”) and IMS (the “IMS Business”) did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2015 due to the size of the businesses in relation to our overall consolidated results of operations and are not reflected in our consolidated results of operations for the three and nine months ended April 30, 2014. The DentaPure Business is included in our Healthcare Disposables segment, the PWS Business is included in our Water Purification and Filtration segment and the IMS Business is included in our Endoscopy segment. Subsequent to its acquisition, we changed the name of International Medical Service S.r.l. to Cantel Medical (Italy) S.r.l.

In our prior fiscal year, we acquired all the issued and outstanding capital stock of (i) PuriCore International Limited (“PuriCore”) on June 30, 2014 (the “PuriCore Acquisition”), (ii)  Sterilator Company, Inc. (“Sterilator”) on January 7, 2014 (the “Sterilator Acquisition”) and (iii) Jet Prep Ltd. (“Jet Prep”) on November 5, 2013 (the “Jet Prep Acquisition”), as more fully described in Note 3 to the Condensed Consolidated Financial Statements.  Accordingly, the businesses of Sterilator (the “Sterilator Business”) and Jet Prep (the “Jet Prep Business”) are reflected in our consolidated results of operations for the three and nine months ended April 30, 2015 and the portion of the three and nine months ended April 30, 2014 subsequent to their acquisition dates. The business of PuriCore (the “PuriCore Business”) is reflected in our consolidated results of operations for the three and nine months ended April 30, 2015 and is not included in the three and nine months ended April 30, 2014. With the exception of acquisition related costs related to the PuriCore Acquisition and acquisition related fair value adjustments related to the Jet Prep Business, these acquisitions did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2015 and 2014 due to the size of the acquisitions in relation to our overall consolidated results of operations. The PuriCore and Jet Prep Businesses are included in our Endoscopy segment and the Sterilator Business is included in our Healthcare Disposables segment. Subsequent to its acquisition, we changed the name of PuriCore to Cantel Medical (UK) Limited.

Throughout this document, references to “Cantel,” “us,” “we,” “our,” and the “Company” are references to Cantel Medical Corp. and its subsidiaries, except where the context makes it clear the reference is to Cantel itself and not its subsidiaries.

Subsequent Events

We performed a review of events subsequent to April 30, 2015. Based upon that review, no subsequent events occurred that required updating to our Condensed Consolidated Financial Statements or disclosures.

Note 2.                   Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Cost of sales	$64,000	$109,000	$226,000	$280,000
Operating expenses:
Selling	138,000	190,000	444,000	491,000
General and administrative	1,137,000	1,104,000	3,639,000	3,158,000
Research and development	14,000	19,000	45,000	49,000
Total operating expenses	1,289,000	1,313,000	4,128,000	3,698,000
Stock-based compensation before income taxes	1,353,000	1,422,000	4,354,000	3,978,000
Income tax benefits	(479,000)	(499,000)	(1,525,000)	(1,404,000)
Total stock-based compensation expense, net of tax	$874,000	$923,000	$2,829,000	$2,574,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At April 30, 2015, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $7,696,000 with a remaining weighted average period of 18 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

We determine the fair value of each stock award using the closing market price of our common stock on the date of grant.

A summary of nonvested stock award activity follows:

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested stock awards at July 31, 2014	525,842	$22.25
Granted	120,599	37.84
Canceled	(12,210)	25.93
Vested	(292,177)	17.82
Nonvested stock awards at April 30, 2015	342,054	$31.39

For the nine months ended April 30, 2015 and 2014, the Company granted 25,000 and 30,000 options, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for options granted during the nine months ended April 30, 2015 and 2014:

Weighted-Average
Black-Scholes Option	Nine Months Ended	Nine Months Ended
Valuation Assumptions	April 30, 2015	April 30, 2014

Dividend yield	0.25%	0.28%
Expected volatility (1)	33.90%	42.70%
Risk-free interest rate (2)	1.55%	1.44%
Expected lives (in years) (3)	5.00	5.00

(1) Volatility was based on historical closing prices of our common stock.

(2) The U.S. Treasury rate on the expected life at the date of grant.

(3) Based on historical exercise behavior.

For the nine months ended April 30, 2015 and 2014, these non-qualified options had a weighted average fair value of $11.54 and $12.08, respectively.

The aggregate intrinsic value (i.e., the excess market price over the exercise price) of all options exercised was $383,000 and $2,803,000 for the three and nine months ended April 30, 2015, respectively, and $1,328,000 and $3,747,000 for the three and nine months ended April 30, 2014, respectively.

A summary of stock option activity follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at July 31, 2014	222,492	$12.78
Granted	25,000	36.70
Exercised	(89,367)	7.14
Outstanding at April 30, 2015	158,125	$19.75

Exercisable at July 31, 2014	157,492	$8.21

Exercisable at April 30, 2015	95,625	$13.30

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the nine months ended April 30, 2015 and 2014, income tax deductions of $4,532,000 and $5,124,000, respectively, were generated and increased additional paid-in capital by $2,662,000 and $3,815,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

Note 3.                   Acquisitions

DentaPure

On February 20, 2015, we purchased all of the issued and outstanding stock of MRLB, a private company with pre-acquisition annual revenues (unaudited) of approximately $2,300,000, to obtain the DentaPure® product line. The DentaPure product line is a proprietary, iodinated resin filter cartridge system used by dentists to maintain safe water quality in dental unit waterlines. The DentaPure product line is being integrated into the Crosstex product portfolio and reported in the Healthcare Disposables segment. The total consideration for the transaction was $9,980,000, excluding acquisition-related costs.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$554,000
Property, plant and equipment	50,000
Amortizable intangible assets (10- year weighted average life):
Customer relationships (10- year life)	4,640,000
Technology (10- year life)	780,000
Brand names (10- year life)	310,000
Current liabilities	(258,000)
Deferred income tax liabilities	(2,191,000)
Net assets acquired	$3,885,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $6,095,000 was assigned to goodwill. Such goodwill, none of which is deductible for income tax purposes, is included in our Healthcare Disposables segment.

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

The DentaPure Business is included in our results of operations for the three and nine months ended April 30, 2015 subsequent to its acquisition date and is not reflected in the three and nine months ended April 30, 2014. This acquisition did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2015 due to the size of the business in relation to our overall consolidated results of operations.

Pure Water Solutions, Inc.

On January 1, 2015, we purchased substantially all of the net assets of PWS, a private company with pre-acquisition annual revenues (unaudited) of approximately $8,000,000.  PWS is based out of Ridgeland, Mississippi and provides water treatment services for commercial and industrial, laboratory, and medical customers. The PWS Business is included in our Water Purification and Filtration segment. The total consideration for the transaction, excluding acquisition-related costs, was $11,835,000 net of a preliminary $44,000 net asset value adjustment to be paid by the seller.

The purchase price was preliminarily allocated to the assets acquired and assumed liabilities based on estimated fair values as follows:

Preliminary
Net Assets	Allocation
Current assets	$1,417,000
Property, plant and equipment	1,966,000
Amortizable intangible assets (12- year weighted average life):
Customer relationships (12- year life)	5,940,000
Brand names (1- year life)	30,000
Other assets	20,000
Current liabilities	(503,000)
Net assets acquired	$8,870,000

There were no in-process research and development projects acquired in connection with the acquisition. The excess purchase price of $2,965,000 was assigned to goodwill. Such goodwill, all of which is deductible for income tax purposes, is included in our Water Purification and Filtration segment.

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

The PWS Business is included in our results of operations for the three and nine months ended April 30, 2015 subsequent to its acquisition date and is not reflected in the three and nine months ended April 30, 2014. This acquisition did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2015 due to the size of the business in relation to our overall consolidated results of operations.

International Medical Service S.r.l.

On November 3, 2014, we acquired all of the issued and outstanding stock of IMS, a privately owned company in Italy with pre-acquisition annual revenues (unaudited) of approximately $13,500,000 that manufactures and sells automated endoscope reprocessors (“AERs”), high-level disinfectant chemistries used in AERs, other infection prevention and control chemistries used in healthcare and dental markets, as well as technical service. The IMS Business is included in our Endoscopy segment. The total consideration for the transaction, excluding acquisition-related costs, was $24,610,000, which includes assumed debt of $2,498,000, a significant portion of which was subsequently repaid.

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

With the exception of acquisition related costs, the IMS Business did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2015 due to the size of the business in relation to our overall consolidated results of operations and is not reflected in our consolidated results of operations for the three and nine months ended April 30, 2014.

PuriCore International Limited

On June 30, 2014, we acquired from PuriCore plc, a publicly traded company in the United Kingdom (“UK”), all the issued and outstanding stock of its subsidiary PuriCore International Limited, a company located in the UK with pre-acquisition annual revenues

(unaudited) of approximately $25,000,000 that sells automated endoscope reprocessors, endoscope drying and storage cabinets, chemistry and consumables, as well as comprehensive maintenance and validation services, primarily in the UK. The total consideration for the transaction, excluding acquisition-related costs of $703,000, was $27,675,000, net of a $337,000 net asset value adjustment paid by the seller in August 2014. The PuriCore Business is included in our Endoscopy segment.

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

In connection with the acquisition, we acquired certain ordinary course business assets and liabilities which included a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models. Although the terms of the guarantee provide for no limit to the maximum potential future payments, we have estimated the fair value of the liability on the date of the acquisition to be approximately $1,414,000, of which $693,000 was recorded in current liabilities and $721,000 was recorded in other long-term liabilities at July 31, 2014. This contingent guaranteed obligation increased goodwill on the date of the acquisition and is continually re-measured at each balance sheet date by recording changes in the fair value of the liability to general and administrative expenses in our Condensed Consolidated Statements of Income, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At April 30, 2015, such liability was $914,000 of which $601,000 was recorded in current liabilities and $313,000 was recorded in other long-term liabilities.

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

The PuriCore Business is included in our results of operations for the three and nine months ended April 30, 2015 and is not reflected in the three and nine months ended April 30, 2014. This business did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2015 due to the size of the business in relation to our overall consolidated results of operations.

Sterilator Company, Inc.

On January 7, 2014, we acquired all the issued and outstanding stock of Sterilator, a private company based in Cuba, New York that manufactures biological indicators and supplies for sterility assurance products, which are used to accurately monitor the effectiveness of sterilization processes. The total consideration for the transaction was $3,349,000, excluding transaction costs.

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

The Sterilator Business is included in our results of operations for the three and nine months ended April 30, 2015 and the portion of the three and nine months ended April 30, 2014 subsequent to its acquisition date. This business had an insignificant impact on our results of operations due to the small size of this business.

Jet Prep Ltd.

On November 5, 2013, we acquired all the issued and outstanding capital stock of Jet Prep, a private Israeli company that developed the Jet PrepTM Endoscopic Flushing Device, a novel single-use irrigation and aspiration catheter to improve visualization during colonoscopy procedures. The device has FDA 510(k) and CE Mark clearances and is in the beginning phase of commercialization by our global endoscopy sales force. Total consideration for the transaction, excluding transaction costs, was $5,350,000 plus preliminarily estimated contingent consideration of $2,490,000 based on a percentage of sales above a minimum threshold over a seven year period, as further explained below. The Jet Prep Business is included in our Endoscopy segment.

We account for contingent consideration by recording the fair value of contingent consideration as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased contingent consideration and goodwill by $2,490,000 to record our initial estimated fair value of the contingent consideration that would be earned over the seven year period ending November 4, 2020. On a quarterly basis subsequent to November 5, 2013, we re-measured the fair value of the contingent consideration and recorded the changes in fair value to both contingent consideration and general and administrative expenses, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At April 30, 2015, the estimated fair value was $729,000 and was recorded in contingent consideration in the Condensed Consolidated Balance Sheets.

In connection with the acquisition, we acquired certain ordinary course of business assets and liabilities as well as an obligation to repay the Israeli Government for $810,000 of seed funding that was previously granted to Jet Prep. In accordance with the seed funding agreement, the Israeli Government is entitled to a return on their investment that can range from one to nine times their total grant based upon specific conditions set forth in the seed funding agreement and applicable Israeli law, including the acceleration of payments if we transfer certain operations of the company or intellectual property outside of Israel. We account for this assumed contingent obligation to the Israeli Government by recording the fair value as a liability and an increase in goodwill on the date of the acquisition and continually re-measure the liability at each balance sheet date by recording changes in the fair value through our Condensed Consolidated Statements of Income. Accordingly, on November 5, 2013 we increased accrued expenses by $4,000, other long-term liabilities by $1,716,000 and goodwill by $1,720,000 to record our initial estimated fair value of the assumed contingent obligation to the Israeli Government that would be earned on a percentage of sales over a forecasted period. On a quarterly basis subsequent to November 5, 2013, we re-measured the fair value of the assumed contingent liability and recorded the changes in fair value to both liabilities and general and administrative expenses, as further explained in Note 6 of the Condensed Consolidated Financial Statements. At April 30, 2015, the estimated fair value of the assumed contingent consideration was $1,131,000, of which $12,000 was recorded in accrued expenses and $1,119,000 was recorded in other long-term liabilities.

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

The principal reasons for the acquisition were (i) to address a market need for an effective technology that improves colonoscopy visualization through the use of irrigation and suction, (ii) to expand our endoscopy product portfolio further bolstering the Medivators brand in the gastrointestinal (“GI”) suite, (iii) to further expand our research and development capability by adding accomplished engineers to our existing research and development team and (iv) the expectation that the acquisition will be accretive to our earnings per share in the future.

The Jet Prep Business is included in our results of operations for the three and nine months ended April 30, 2015 and the portion of the three and nine months ended April 30, 2014 subsequent to its acquisition date. Since the commercialization of the Jet Prep Endoscopic Flushing Device has not fully commenced, this acquisition has not yet generated any significant sales and did not have a significant impact on our results of operations, except for recording the changes in fair values of the contingent consideration liability and the assumed contingent obligation through our Condensed Consolidated Statements of Income, as further explained in Note 6 of the Condensed Consolidated Financial Statements.

Note 4.                  Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Topic 835),” (“ASU 2015-03”).  Under the new guidance, debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and not recorded as a separate asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 (our fiscal year 2017), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2015-03 on our financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which will supersede the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 (our fiscal year

2018), including interim periods within that reporting period. We are currently in the process of evaluating the impact of ASU 2014-09 on our financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”). Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on an organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for fiscal years beginning after December 15, 2014, with early adoption allowed. On October 31, 2014, we early adopted ASU 2014-08 and applied the new accounting guidance to our divestiture of our Specialty Packaging business, instead of recording it as a discontinued operation under the prior accounting guidance, as further explained in Note 15 of the Condensed Consolidated Financial Statements.

Note 5.                   Derivatives

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be recognized immediately in earnings. As of April 30, 2015, all of our derivatives were designated as hedges, except for our remaining interest rate swap agreement, as further explained below. We do not hold any derivative financial instruments for speculative or trading purposes.

Changes in the value of (i) the Euro against the United States dollar, (ii) the Canadian dollar against the United States dollar, (iii) the Singapore dollar against the United States dollar and (iv) the British Pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable, and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars, Euros, Canadian dollars, Singapore dollars or British Pounds, but must be converted into each entity’s functional currency.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British Pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British Pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were six foreign currency forward contracts with an aggregate value of $14,585,000 at April 30, 2015, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expired on May 31, 2015. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in a net currency conversion loss, net of tax, of $12,000 and $61,000, respectively, for the three and nine months ended April 30, 2015 on the items hedged. For the three and nine months ended April 30, 2014, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currency resulting in net currency conversion losses, net of tax, of $26,000 and $70,000, respectively, on the items hedged. Gains and losses related to hedging contracts to buy Euros, Singapore dollars and British Pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States assets typically offset the currency impact on our Canadian and United States liabilities effectively minimizing significant realized gains and losses. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Our financial assets that are re-measured at fair value on a recurring basis include money market funds that are classified as cash and cash equivalents in the Condensed Consolidated Balance Sheets. These money market funds are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices for identical assets.

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

The actual contingent consideration and assumed contingent obligation have the potential of being between zero and a percentage of unlimited sales that could occur until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation is satisfied in full, or until the sales of the Jet Prep Ltd. products no longer exist. However, with respect to the contingent consideration, the different likely scenarios of future sales projections used in our fair value determination at April 30, 2015 resulted in total potential contingent consideration payments ranging between zero and approximately $2,000,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $729,000 at April 30, 2015. The decrease in the initial fair value from $2,490,000 to $729,000 at April 30, 2015 was primarily due to changes in probability factors and future sales projections based on recently completed market research, product modification plans and the remaining years in the seven year measurement period.  With respect to the assumed contingent obligation, the different likely scenarios of future sales projections used in our fair value determination at April 30, 2015 resulted in total potential future payments ranging between zero and approximately $2,100,000 and the weighted average present value of such scenarios plus the accretion of interest for the passing of time resulted in a fair value of $1,131,000 at April 30, 2015. The decrease in the initial fair value from $1,720,000 to $1,131,000 at April 30, 2015 was primarily due to changes in probability factors and future sales projections based on recently completed market research and product modification plans.  Such fair value amounts would have been higher or lower if we had used different probability factors, future sales projections or discount factors. Given the subjective nature of the assumptions used in the determinations of fair value, we may potentially have further earnings volatility in our future results of operations related to these Jet Prep obligations.

The fair values of the Company’s financial instruments measured on a recurring basis were categorized as follows:

	April 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,680,000	$—	$—	$1,680,000
Total assets	$1,680,000	$—	$—	$1,680,000

Liabilities:
Accrued expenses:
Interest rate swap agreements	$—	$14,000	$—	$14,000
Assumed contingent obligation	—	—	12,000	12,000
Contingent guaranteed obligation	—	—	601,000	601,000
Total accrued expenses	—	14,000	613,000	627,000
Contingent consideration	—	—	729,000	729,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,119,000	1,119,000
Contingent guaranteed obligation	—	—	313,000	313,000
Total other long-term liabilities	—	—	1,432,000	1,432,000
Total liabilities	$—	$14,000	$2,774,000	$2,788,000

	July 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money markets	$1,702,000	$—	$—	$1,702,000
Total assets	$1,702,000	$—	$—	$1,702,000

Liabilities:
Accrued expenses:
Interest rate swap agreements	$—	$69,000	$—	$69,000
Contingent guaranteed obligation	—	—	684,000	684,000
Total accrued expenses	—	69,000	684,000	753,000
Contingent consideration	—	—	2,722,000	2,722,000
Other long-term liabilities:
Assumed contingent obligation	—	—	1,752,000	1,752,000
Contingent guaranteed obligation	—	—	711,000	711,000
Total other long-term liabilities	—	—	2,463,000	2,463,000
Total liabilities	$—	$69,000	$5,869,000	$5,938,000

A reconciliation of our liabilities that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the last seven quarters is as follows:

			Jet Prep	PuriCore
	Byrne	Jet Prep	Assumed	Contingent
	Price	Contingent	Contingent	Guaranteed
	floor	Consideration	Obligation	Obligation	Total
Balance, July 31, 2013	$45,000	$—	$—	$—	$45,000
Total net unrealized gains included in general and administrative expense in earnings	(44,000)	—	—	—	(44,000)
Balance, October 31, 2013	1,000	—	—	—	1,000
Total net unrealized gains included in general and administrative expense in earnings	(1,000)	—	—	—	(1,000)
Consideration issued and obligation assumed (1)	—	4,760,000	990,000	—	5,750,000
Balance, January 31, 2014	—	4,760,000	990,000	—	5,750,000
Total net unrealized losses included in general and administrative expense in earnings	—	266,000	55,000	—	321,000
Balance, April 30, 2014	—	5,026,000	1,045,000	—	6,071,000
Total net unrealized gains included in general and administrative expense in earnings	—	(34,000)	(23,000)	—	(57,000)
Consideration issued and obligation assumed (1)	—	(2,270,000)	730,000	1,414,000	(126,000)
Settlements	—	—	—	(19,000)	(19,000)
Balance, July 31, 2014	—	2,722,000	1,752,000	1,395,000	5,869,000
Total net unrealized losses included in general and administrative expense in earnings	—	82,000	11,000	54,000	147,000
Settlements	—	—	—	(132,000)	(132,000)
Foreign currency translation	—	—	—	(77,000)	(77,000)
Balance, October 31, 2014	—	2,804,000	1,763,000	1,240,000	5,807,000
Total net unrealized losses included in general and administrative expense in earnings	—	84,000	10,000	33,000	127,000
Settlements	—	—	—	(164,000)	(164,000)
Foreign currency translation	—	—	—	(69,000)	(69,000)
Balance, January 31, 2015	—	2,888,000	1,773,000	1,040,000	5,701,000
Total net unrealized (gains) losses included in general and administrative expense in earnings	—	(2,159,000)	(642,000)	11,000	(2,790,000)
Settlements	—	—	—	(161,000)	(161,000)
Foreign currency translation	—	—	—	24,000	24,000
Balance, April 30, 2015	$—	$729,000	$1,131,000	$914,000	$2,774,000

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

In performing our annual review for intangibles, management performs a qualitative assessment for indefinite lived intangibles, and if a quantitative assessment is necessary, we compare the current fair value of such assets to their carrying values. With respect to amortizable intangible assets when impairment indicators are present, management determines whether expected future non-discounted cash flows are sufficient to recover the carrying value of the assets; if not, the carrying value of the assets is adjusted to their fair value.

With respect to long-lived assets, an assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value.

In September 2013, we acquired a license from a third party granting us the exclusive right to manufacture, commercialize, distribute and sell an endoscopy product in exchange for a series of payments, which totaled $1,000,000 at April 30, 2015 and was recorded in other assets in our Condensed Consolidated Balance Sheets. We evaluated this long-lived asset at April 30, 2015 for potential impairment and determined that the future use of this acquired license was unlikely based on a recent product analysis. Accordingly, we deemed the acquired license, together with related fixed assets of $287,000, to be fully impaired and recorded a loss of $1,287,000 during our third quarter of fiscal 2015 based on expected cash flows of the related endoscopy product, which was recorded in general and administrative expenses and as reductions in other assets and property and equipment in the Condensed Consolidated Financial Statements.

As the inputs utilized for our periodic impairment assessments are not based on observable market data, but are based on management’s assumptions and estimates, our goodwill, intangibles and long-lived assets are classified within Level 3 of the fair value hierarchy on a non-recurring basis. On July 31, 2014, management concluded that none of our long-lived assets, including goodwill and intangibles with indefinite-lives, were impaired. Other than the impaired acquired license described above, no events or changes in circumstances have occurred during the nine months ended April 30, 2015 that would indicate that the carrying amount of our long-lived assets may not be recoverable.

Disclosure of Fair Value of Financial Instruments

As of April 30, 2015 and July 31, 2014, the carrying amounts for cash and cash equivalents (excluding money markets), accounts receivable and accounts payable approximated fair value due to the short maturity of these instruments. We believe that as of April 30, 2015 and July 31, 2014, the fair value of our outstanding borrowings under our credit facility approximated the carrying value of those obligations since the borrowing rates were at prevailing market interest rates.

Note 7.                   Intangible Assets and Goodwill

Our intangible assets with definite lives consist of customer relationships, technology, brand names, non-compete agreements and patents. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets ranging from 1-20 years and have a weighted average amortization period of 11 years. Amortization expense related to definite lived intangible assets were $3,460,000 and $9,648,000 for the three and nine months ended April 30, 2015, respectively, and $2,637,000 and $7,882,000 for the three and nine months ended April 30, 2014, respectively. Our intangible assets that have indefinite useful lives, and therefore are not amortized, consist of trademarks and trade names.

The Company’s intangible assets consist of the following:

	April 30, 2015
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$97,660,000	$(37,333,000)	$60,327,000
Technology	26,505,000	(11,852,000)	14,653,000
Brand names	13,020,000	(10,498,000)	2,522,000
Non-compete agreements	3,129,000	(936,000)	2,193,000
Patents and other registrations	2,138,000	(754,000)	1,384,000
	142,452,000	(61,373,000)	81,079,000
Trademarks and trade names	8,350,000	—	8,350,000
Total intangible assets	$150,802,000	$(61,373,000)	$89,429,000

	July 31, 2014
		Accumulated
	Gross	Amortization	Net
Intangible assets with finite lives:
Customer relationships	$83,145,000	$(31,336,000)	$51,809,000
Technology	26,405,000	(11,444,000)	14,961,000
Brand names	12,680,000	(9,431,000)	3,249,000
Non-compete agreements	3,129,000	(754,000)	2,375,000
Patents and other registrations	2,073,000	(792,000)	1,281,000
	127,432,000	(53,757,000)	73,675,000
Trademarks and trade names	9,277,000	—	9,277,000
Total intangible assets	$136,709,000	$(53,757,000)	$82,952,000

Estimated amortization expense of our intangible assets for the remainder of fiscal 2015 and the next five years is as follows:

Three month period ending July 31, 2015	$3,483,000
Fiscal 2016	10,444,000
Fiscal 2017	9,866,000
Fiscal 2018	9,564,000
Fiscal 2019	9,240,000
Fiscal 2020	7,483,000

Goodwill changed during fiscal 2014 and the nine months ended April 30, 2015 as follows:

		Water
		Purification	Healthcare			Total
	Endoscopy	and Filtration	Disposables	Dialysis	Other	Goodwill

Balance, July 31, 2013	$59,230,000	$57,179,000	$80,108,000	$8,133,000	$6,968,000	$211,618,000
Acquisitions	19,225,000	—	1,727,000	—	—	20,952,000
Foreign currency translation	(181,000)	(341,000)	—	—	(401,000)	(923,000)
Balance, July 31, 2014	78,274,000	56,838,000	81,835,000	8,133,000	6,567,000	231,647,000
Acquisitions	11,299,000	2,965,000	6,095,000	—	—	20,359,000
Foreign currency translation	(2,398,000)	(540,000)	—	—	(827,000)	(3,765,000)
Sale of business	—	—	—	—	(5,740,000)	(5,740,000)
Balance, April 30, 2015	$87,175,000	$59,263,000	$87,930,000	$8,133,000	$—	$242,501,000

On July 31, 2014, we performed impairment studies of the Company’s goodwill and indefinite lived trademarks and trade names and concluded that such assets were not impaired. While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2014, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that exceeded book value by a nominal amount. On April 7, 2015, we divested our Specialty Packaging business, as further described in Note 15 to the Condensed Consolidated Financial Statements. On April 30, 2015, management concluded that no events or changes in circumstances have occurred during the nine months ended April 30, 2015 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Note 8.                   Warranties

A summary of activity in the Company’s warranty reserves follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Beginning balance	$1,697,000	$1,201,000	$1,589,000	$1,261,000
Provisions	452,000	583,000	1,758,000	1,820,000
Settlements	(552,000)	(567,000)	(1,833,000)	(1,863,000)
Foreign currency translation	5,000	—	(29,000)	(1,000)
Acquisitions	1,000	—	118,000	—
Ending balance	$1,603,000	$1,217,000	$1,603,000	$1,217,000

The warranty provisions and settlements for the three and nine months ended April 30, 2015 and 2014 relate principally to the Company’s endoscope reprocessing and water purification equipment. Warranty reserves are included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 9.                   Financing Arrangements

In March 2014, we modified our existing $100,000,000 senior secured revolving credit facility (the “Existing Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Existing Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “New Credit Agreement”). The New Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “New Revolving Credit Facility”).  The Existing Term Loan Facility was terminated after the outstanding balance was reassigned to the New Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the New Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The New Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the New Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to the Existing Revolving Credit Facility. The total of these two amounts is being amortized over the life of the New Credit Agreement. The remaining unamortized debt issuance costs of $84,000 relating to the Existing Term Loan Facility was charged to interest expense on March 4, 2014 when the Existing Term Loan Facility was terminated. At April 30, 2015, unamortized debt issuance costs recorded in other assets amounted to $1,403,000.

Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New Credit Agreement (“Consolidated EBITDA”). At April 30, 2015, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.18% to 0.70%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at April 30, 2015. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at April 30, 2015.

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

The New Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries, (ii) a pledge by Cantel of all of the outstanding shares of its United States-based subsidiaries and 65% of the outstanding shares of certain Cantel foreign-based subsidiaries and (iii) a guaranty by Cantel’s domestic subsidiaries. We are in compliance with all financial and other covenants under the New Credit Agreement.

On April 30, 2015, we had $91,500,000 of outstanding borrowings under the New Credit Agreement. Subsequent to April 30, 2015, we repaid $4,000,000 resulting in total outstanding borrowings of $87,500,000 at May 31, 2015.

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

The following table sets forth the computation of basic and diluted EPS available to stockholders of common stock (excluding participating securities):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$12,356,000	$10,249,000	$34,680,000	$32,560,000
Less income allocated to participating securities	(105,000)	(135,000)	(323,000)	(444,000)
Net income available to common stockholders	$12,251,000	$10,114,000	$34,357,000	$32,116,000

Denominator for basic and diluted earnings per share, as adjusted for participating securities:
Denominator for basic earnings per share - weighted average number of shares outstanding attributable to common stock	41,187,720	40,813,778	41,114,830	40,716,018

Dilutive effect of stock options using the treasury stock method and the average market price for the period	60,837	143,319	68,479	174,107

Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,248,557	40,957,097	41,183,309	40,890,125

Earnings per share attributable to common stock:
Basic earnings per share	$0.30	$0.25	$0.84	$0.79

Diluted earnings per share	$0.30	$0.25	$0.83	$0.79

Stock options excluded from weighted average dilutive common shares outstanding because their inclusion would have been antidilutive	—	30,000	—	—

A reconciliation of weighted average number of shares and common stock equivalents attributable to common stock, as determined above, to the Company’s total weighted average number of shares and common stock equivalents, including participating securities, are set forth in the following table:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Denominator for diluted earnings per share - weighted average number of shares and common stock equivalents attributable to common stock	41,248,557	40,957,097	41,183,309	40,890,125

Participating securities	342,850	544,752	390,449	566,545

Total weighted average number of shares and common stock equivalents attributable to both common stock and participating securities	41,591,407	41,501,849	41,573,758	41,456,670

Note 11.                 Income Taxes

The consolidated effective tax rate was 33.1% and 36.5% for the three and nine months ended April 30, 2015, respectively, compared with 37.1% and 36.8% for the three and nine months ended April 30, 2014, respectively.

The lower consolidated effective tax rates for the three and nine months ended April 30, 2015 were primarily the net result of recording two discrete items in our third quarter of fiscal 2015. The first discreet item we recorded was favorable acquisition related fair value adjustments of $2,801,000 in general and administrative expenses relating to the Jet Prep Acquisition, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements. Due to the structure of the Jet Prep Acquisition, this favorable adjustment was not tax effected, thereby decreasing our consolidated effective tax rate. Partially offsetting this item was the second discreet item relating to the $2,206,000 loss on sale of the Specialty Packaging business, as further described in Note 15 to the Condensed Consolidated Financial Statements.  Due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on a portion of the loss on sale of business, thereby increasing our consolidated effective tax rate.

For the nine months ended April 30, 2015, our consolidated effective tax rate was also adversely affected by certain non-deductible acquisition related charges and initial operating losses recorded in our international operations primarily in our second quarter of fiscal 2015.

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

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Unrecognized tax benefits on July 31, 2013	$124,000
Lapse of statute of limitations in fiscal 2014	(124,000)
Unrecognized tax benefits on April 30, 2015 and July 31, 2014	$—

The Company concluded an audit by the Internal Revenue Service for fiscal years 2013 and 2012. With respect to state or foreign income tax examinations, the Company is generally no longer subject to examinations for fiscal years ended prior to July 31, 2007.

Our policy is to record potential interest and penalties related to income tax positions in interest expense and general and administrative expense, respectively, in our Condensed Consolidated Financial Statements. However, such amounts have been insignificant due to the amount of our unrecognized tax benefits relating to uncertain tax positions.

Note 12.                 Commitments and Contingencies

Long-Term Contractual Obligations

As of April 30, 2015, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in thousands)

Maturity of the credit facility	$—	$—	$—	$—	$91,500	$—	$91,500
Expected interest payments under the credit facility (1)	421	1,629	1,629	1,629	950	—	6,258
Minimum commitments under noncancelable operating leases	1,319	4,780	3,813	2,650	1,844	3,694	18,100
Compensation agreements	1,232	6,236	1,082	206	206	292	9,254
Contingent consideration (2)	—	—	—	135	360	621	1,116
Assumed contingent liability (3)	—	1	19	93	188	965	1,266
Contingent guaranteed obligation (4)	138	396	209	155	142	—	1,040
Other long-term obligations	100	303	266	202	96	15	982
Total contractual obligations	$3,210	$13,345	$7,018	$5,070	$95,286	$5,587	$129,516

(1)         The expected interest payments under our credit facility reflect an interest rate of 1.78%, which was our weighted average interest rate on outstanding borrowings at April 30, 2015.

(2)         These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the April 30, 2015 Condensed Consolidated Balance Sheet at its net present value of $729,000 using a discount rate of 12.6%.

(3)         These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the April 30, 2015 Condensed Consolidated Balance Sheet at its net present value of $1,131,000 using a discount rate of 2.5%.

(4)         These future potential payments of a contingent guaranteed obligation relate to the PuriCore Acquisition, as further explained below, and are reflected in the April 30, 2015 Condensed Consolidated Balance Sheet at its net present value of $914,000 using a discount rate of 10.1%.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Contingent Liabilities

In relation to the Jet Prep Acquisition, we have recorded at April 30, 2015 a $729,000 liability for the estimated fair value of contingent consideration payable to the sellers and a $1,131,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, which will be payable based on future sales of the Jet Prep Business (above a minimum threshold with respect to the contingent consideration liability). Additionally, in connection with the PuriCore Acquisition, we assumed a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models, which has an estimated fair value of $914,000 at April 30, 2015, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements. As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring these liabilities at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation and contingent guaranteed obligation are satisfied, or until the sales of the Jet Prep products no longer exist.

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

Other Long-Term Obligations

In relation to the IMS Acquisition on November 3, 2014, we assumed an $843,000 liability to the central bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to IMS’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At April 30, 2015, $663,000 is outstanding, of which $164,000 is recorded in accrued expense and $499,000 is recorded in other long-term liabilities.

Additionally, other long-term obligations include deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Note 13.                                                  Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three and nine months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended			Nine Months Ended
	April 30, 2015			April 30, 2015
	Foreign			Foreign
	Currency	Interest Rate		Currency	Interest Rate
	Translation	Swap		Translation	Swap
	Adjustments	Agreements	Total	Adjustments	Agreements	Total

Beginning balance	$2,052,000	$—	$2,052,000	$9,552,000	$—	$9,552,000
Other comprehensive income (loss)	1,146,000	—	1,146,000	(6,354,000)	—	(6,354,000)
Reclassification adjustment to loss on sale of business for foreign currency translation gain included in net income during the period	(1,264,000)	—	(1,264,000)	(1,264,000)	—	(1,264,000)
Ending balance	$1,934,000	$—	$1,934,000	$1,934,000	$—	$1,934,000

	Three Months Ended			Nine Months Ended
	April 30, 2014			April 30, 2014
	Foreign			Foreign
	Currency	Interest Rate		Currency	Interest Rate
	Translation	Swap		Translation	Swap
	Adjustments	Agreements	Total	Adjustments	Agreements	Total

Beginning balance	$9,406,000	$—	$9,406,000	$11,080,000	$(103,000)	$10,977,000
Other comprehensive income (loss) before reclassifications	163,000	—	163,000	(1,511,000)	(47,000)	(1,558,000)
Income tax effect on other comprehensive loss before reclassification	—	—	—	—	17,000	17,000
Reclassification adjustments to interest expense for losses on interest rate swaps included in net income during the period	—	—	—	—	96,000	96,000
Reclassification adjustment for ineffective hedge on interest rate swap included in net income during the period	—	—	—	—	113,000	113,000
Income tax effect on reclassification adjustments	—	—	—	—	(76,000)	(76,000)
Ending balance	$9,569,000	$—	$9,569,000	$9,569,000	$—	$9,569,000

Note 14.  Operating Segments

Cantel Medical is a leading global company dedicated to delivering innovative infection prevention and control products and services for patients, caregivers, and other healthcare providers which improve outcomes, enhance safety and help save lives.  Our products include specialized medical device reprocessing systems for endoscopy and renal dialysis, advanced water purification equipment, sterilants, disinfectants and cleaners, sterility assurance monitoring products for hospitals and dental clinics, disposable infection control products primarily for dental and GI endoscopy markets, dialysate concentrates and hollow fiber membrane filtration and separation products. Additionally, we provide technical service for our products.

In accordance with FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”), we have determined our reportable business segments based upon an assessment of product types, organizational structure, customers and internally prepared financial statements. The primary factors used by us in analyzing segment performance are net sales and operating income.

None of our customers accounted for 10% or more of our consolidated net sales for the nine months ended April 30, 2015.  For the nine months ended April 30, 2014, DaVita Inc.

(“DaVita”), accounted for approximately 10.5%, or approximately $37,575,000, of our consolidated net sales. DaVita sales are included in our Water Purification and Filtration and Dialysis segments.

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

Two customers collectively accounted for approximately 46.3% of our Water Purification and Filtration segment net sales for the nine months ended April 30, 2015.

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

Four customers collectively accounted for approximately 48.9% of our Healthcare Disposables segment net sales for the nine months ended April 30, 2015.

Dialysis, which includes medical device reprocessing systems, sterilants/disinfectants, dialysate concentrates and other supplies for renal dialysis. Additionally, this segment includes technical maintenance service on its products.

DaVita accounted for approximately 29.2% of our Dialysis segment net sales for the nine months ended April 30, 2015.

Other

In accordance with quantitative thresholds established by ASC 280, the Specialty Packaging operating segment is reported in the Other reporting segment.

Specialty Packaging, which includes specialty packaging and thermal control products, as well as related compliance training, for the safe transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. The Specialty Packaging operating segment was divested on April 7, 2015, as further described in Note 15 to the Condensed Consolidated Financial Statements.

The operating segments follow the same accounting policies used for our Condensed Consolidated Financial Statements as described in Note 2 to the 2014 Form 10-K.

Information as to operating segments is summarized below:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Net sales:
Endoscopy	$63,734,000	$47,260,000	$178,636,000	$135,460,000
Water Purification and Filtration	44,975,000	38,281,000	129,699,000	118,750,000
Healthcare Disposables	24,754,000	25,506,000	79,288,000	76,471,000
Dialysis	6,970,000	7,349,000	21,770,000	22,269,000
Other	1,075,000	1,662,000	4,356,000	4,422,000
Total	$141,508,000	$120,058,000	$413,749,000	$357,372,000

Operating income by segment:
Endoscopy	$12,978,000	$8,482,000	$28,832,000	$24,884,000
Water Purification and Filtration	7,540,000	6,292,000	23,317,000	19,457,000
Healthcare Disposables	3,432,000	4,262,000	14,255,000	14,544,000
Dialysis	1,620,000	1,515,000	4,551,000	5,275,000
Other	211,000	319,000	1,118,000	555,000
	25,781,000	20,870,000	72,073,000	64,715,000
General corporate expenses	(4,500,000)	(4,044,000)	(13,444,000)	(11,368,000)
Income from operations	21,281,000	16,826,000	58,629,000	53,347,000
Interest expense, net	(619,000)	(535,000)	(1,799,000)	(1,809,000)
Loss on sale of business	(2,206,000)	—	(2,206,000)	—

Income before income taxes	$18,456,000	$16,291,000	$54,624,000	$51,538,000

Note 15.  Disposition of Business

We conducted a strategic review of our Specialty Packaging business and evaluated its potential value in the marketplace relative to the business’s historic and expected returns and concluded that the business was not part of our core strategy and could return a higher value to stockholders by its divestiture. Accordingly, our Specialty Packaging business (reported in the Other reporting segment) was classified as held-for-sale within our Condensed Consolidated Balance Sheet beginning October 31, 2014. Since the operating results of the Specialty Packaging segment, as shown in Note 14 to the Condensed Consolidated Financial Statements, were not significant in relation to our overall consolidated operating results, the lack of operating results from this business due to its divestiture will not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented.

On April 7, 2015, we completed the sale of our Specialty Packaging business to a global packaging and service company by selling all the issued and outstanding stock of our Specialty Packaging subsidiary in exchange for $7,531,000 in cash proceeds, of which $660,000 is held in escrow for indemnity obligations, if any, until October 7, 2016 and is recorded in other assets in our Condensed Consolidated Balance Sheet. In addition, we incurred approximately $1,128,000 in costs associated with the disposition of this business including bonuses associated with the sale, accelerated stock-based compensation and to a lesser extent certain advisory fees. Furthermore as a result of this disposition, we recognized a foreign currency translation gain of $1,264,000 in our Condensed Consolidated Statement of Income, which was recorded in stockholders’ equity immediately preceding the disposition. Such foreign currency translation gain was a result of the monthly translation of the Specialty Packaging segment’s balance sheets beginning in 2004, when the business was acquired. In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on a portion of the recorded loss on sale of the business. Overall, this transaction, including costs associated with the disposition and the recognition of a foreign currency translation gain, resulted in a $2,206,000 loss, or $0.04 in diluted earnings per share, which was recorded in loss on sale of business in our Condensed Consolidated Statements of Income for the three and nine months ended April 30, 2015. Such amount is subject to further adjustments upon finalization of a net asset value adjustment, which is currently recorded as a receivable of $23,000, or indemnity obligations, if any.

The following table presents the carrying amounts of assets and liabilities held-for-sale immediately preceding the disposition on April 7, 2015, which are excluded from our Condensed Consolidated Balance Sheet at April 30, 2015.

April 7,
2015
(Amounts in thousands)
Cash and cash equivalents	$2,086
Accounts receivable, net of allowance for doubtful accounts	660
Inventories	789
Prepaid expenses and other current assets	181
Property and equipment, net	324
Intangible assets, net	728
Goodwill	5,740
Other assets	140
Total assets held-for-sale	$10,648

Accounts payable	$352
Compensation payable	70
Accrued expenses	74
Deferred revenue	18
Deferred income taxes	163
Other liabilities	75
Total liabilities held-for-sale	$752

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

Results of Operations provides a discussion of the consolidated results of operations for the three and nine months ended April 30, 2015 compared with the three and nine months ended April 30, 2014.

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

•                  Specialty Packaging: Specialty packaging and thermal control products, as well as related compliance training, for the transport of infectious and biological specimens and thermally sensitive pharmaceutical, medical and other products. The Specialty Packaging operating segment, which comprised the Other reporting segment for financial reporting purposes, was divested on April 7, 2015 as further described elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements.

Most of our equipment, consumables and supplies are used to help prevent or control the occurrence or spread of infections.

See our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 (the “2014 Form 10-K”) and our Condensed Consolidated Financial Statements for additional financial information regarding our reporting segments.

Significant Activity

(i)                                For the three and nine months ended April 30, 2015 compared with the three and nine months ended April 30, 2014, net sales increased by 17.9% and 15.8%, respectively, and United States GAAP net income increased by 20.6% and 6.5%, respectively. However, after adjusting net income for amortization expense and atypical items, non-GAAP adjusted net income increased by 19.3% and 16.0%, respectively, as further described elsewhere in this MD&A. (See Non-GAAP Financial Measures section below for a further discussion and reconciliation of net income to adjusted net income). We continue to benefit from having a broad portfolio of infection prevention and control products sold into diverse business segments, where approximately 73% of our net sales are attributable to consumable products and service. The primary factors that contributed to this financial performance, as further described elsewhere in this MD&A, were as follows:

•                                    higher sales in our Endoscopy segment principally due to (i) increases in sales volume of endoscope reprocessing disinfectant, service, equipment accessories and filter products as a result of the increased field population of equipment, as well as disposable infection control products used in GI endoscopy procedures due to marketing efforts, (ii) increased demand for our endoscope reprocessing equipment and (iii) the inclusion of sales of our recent acquisitions,

•                                    higher sales and improved gross profit percentage in our Water Purification and Filtration segment due to higher sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to the increased overall demand driven by the growing number of dialysis patients and clinics in the United States and the increasing market acceptance of the disinfection efficacy and cost benefits of our heat sanitized water purification systems, and

•                                    the recording in our third quarter of fiscal 2015 of favorable fair value adjustments of $2,801,000 related to the Jet Prep Acquisition in general and administrative expenses in our Endoscopy segment, which also favorably impacted our effective tax rate, as further described elsewhere in this MD&A and in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

The above factors were partially offset by:

•                                    our strategic decision to invest in selling initiatives designed to expand into new markets and gain or maintain market share,

•                                    incurring $485,000 and $3,997,000, respectively, in acquisition related charges recorded in cost of sales and general and administrative expenses primarily in our Endoscopy segment and to a lesser extent, our Healthcare Disposables segment, which also adversely impacted our effective tax rate,

•                                    an increase in R&D expense due to additional product development initiatives,

•                                    the recording of a $2,206,000 loss on sale of our Specialty Packaging Business in April 2015, which also adversely impacted our effective tax rate, as further described elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements, and

•                                    a $1,287,000 asset impairment charge during our third quarter of fiscal 2015 relating to an acquired license, as further described elsewhere in this MD&A and in Note 6 to the Condensed Consolidated Financial Statements.

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

The acquisitions of DentaPure, PWS and IMS were consummated on February 20, 2015, January 1, 2015 and November 3, 2014, respectively. Accordingly, the results of operations of the DentaPure business is included in our consolidated results of operations for the portion of the three and nine months ended April 30, 2015 subsequent to its acquisition date and the results of operations of the PWS and IMS businesses are included in our consolidated results of operations for the three months ended April 30, 2015 and the portion of the nine months ended April 30, 2015 subsequent to their acquisition dates. These three acquisitions are not included in our results of operations for the three and nine months ended April 30, 2014. However, with the exception of acquisition related costs as more fully described in the Non-GAAP Financial Measures section below, their results of operations did not have a significant effect on our consolidated results of operations for the three and nine months ended April 30, 2015 due to the size of the acquisitions in relation to our overall consolidated results of operations. The DentaPure Business is included in our Healthcare Disposables segment, the PWS Acquisition is included in our Water Purification and Filtration segment and the IMS Acquisition is included in our Endoscopy segment.

Since the acquisitions of PuriCore, Sterilator and Jet Prep were consummated on June 30, 2014, January 7, 2014 and November 5, 2013, respectively, their results of operations are included in our consolidated results of operations for the three and nine months ended April 30, 2015. With respect to the three and nine months ended April 30, 2014, the Sterilator and Jet Prep Acquisitions are included in our results of operations subsequent to their respective acquisition dates and the PuriCore Acquisition is not included in our results of operations. With the exception of acquisition related costs and fair value adjustments as more fully described in the Non-GAAP Financial Measures section below, these acquisitions did not have a significant effect on our consolidated results of operations due to the size of the acquisitions in relation to our overall consolidated results of operations. The PuriCore and Jet Prep businesses are included in our Endoscopy segment and the Sterilator business is included in our Healthcare Disposables segment.

As a result of the divestiture of our Specialty Packaging business on April 7, 2015, the results of operations of the business is included in our consolidated results of operations for the three and nine months ended April 30, 2015 prior to its divestiture date and are included in our consolidated results of operations for the three and nine months ended April 30, 2014. Since the operating results of the Specialty Packaging segment, which is recorded in the Other reporting segment, were not significant in relation to our overall consolidated operating results, the divestiture of this business did not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented.

The following discussion should also be read in conjunction with our 2014 Form 10-K.

The following tables give information as to the net sales by reporting segment and geography (which represent the geographic area from which the Company derives its net sales from external customers), as well as the related percentage of such sales to the total net sales.

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2015		2014		2015		2014
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	$	%	$	%	$	%	$	%
Net Sales by Segment
Endoscopy	$63,734	45.0	$47,260	39.4	$178,636	43.2	$135,460	37.9
Water Purification and Filtration	44,975	31.8	38,281	31.9	129,699	31.3	118,750	33.2
Healthcare Disposables	24,754	17.5	25,506	21.2	79,288	19.2	76,471	21.4
Dialysis	6,970	4.9	7,349	6.1	21,770	5.3	22,269	6.3
Other	1,075	0.8	1,662	1.4	4,356	1.0	4,422	1.2
	$141,508	100.0	$120,058	100.0	$413,749	100.0	$357,372	100.0
Net Sales by Geography
United States	$110,528	78.1	$98,809	82.3	$329,101	79.5	$298,373	83.5
International	30,980	21.9	21,249	17.7	84,648	20.5	58,999	16.5
	$141,508	100.0	$120,058	100.0	$413,749	100.0	$357,372	100.0

Net Sales

Net sales increased by $21,450,000, or 17.9%, to $141,508,000 for the three months ended April 30, 2015 from $120,058,000 for the three months ended April 30, 2014. Excluding the impact of recent acquisitions and the business divestiture, organic sales increased by $11,539,000, or 9.7%.

Net sales increased by $56,377,000, or 15.8%, to $413,749,000 for the nine months ended April 30, 2015 from $357,372,000 for the nine months ended April 30, 2014. Excluding the impact of recent acquisitions and the business divestiture, organic sales increased by $30,959,000, or 8.8%.

The increase in net sales for the three and nine months ended April 30, 2015 was primarily attributable to increases in net sales of our endoscopy and water purification and filtration products and services, and with respect to the nine months ended April 30, 2015, our healthcare disposables products. The increase in international net sales was primarily due to increases in net sales of endoscopy products and services in the United Kingdom and Italy as a result of the acquisitions of PuriCore and IMS.

Net sales of endoscopy products and services increased by $16,474,000, or 34.9%, and $43,176,000, or 31.9%, for the three and nine months ended April 30, 2015, respectively,

compared with the three and nine months ended April 30, 2014, primarily due to increases in demand in the United States and internationally for our (i) disinfectants, service, equipment accessories and filters due to the increase in the installed base of endoscope reprocessing equipment, (ii) procedure room products (disposable infection control products used in GI endoscopy procedures) and (iii) endoscope reprocessing equipment. We expect sales of disinfectants, service, equipment accessories and filters, most of which carry higher margins, to continue to benefit as we increase the installed base of endoscope reprocessing equipment. Additionally, the increase for the three and nine months ended April 30, 2015 was attributable to the inclusion of net sales generated in the United Kingdom and Italy as a result of acquiring PuriCore on June 30, 2014 and IMS on November 3, 2014. Excluding the incremental net sales provided by these acquisitions, organic net sales in our Endoscopy segment increased by 16.8% and 15.0% for the three and nine months ended April 30, 2015, respectively.  These increases were partially offset by overall lower selling prices in most endoscopy product offerings totaling approximately $1,110,000 and $2,800,000, respectively, as a result of strategic growth programs and increased competition, as well as the adverse impact on international sales of a stronger dollar relative to the euro, which accounted for approximately a third of the lower selling prices.

Net sales of water purification and filtration products and services increased by $6,694,000, or 17.5%, and $10,949,000, or 9.2%, for the three and nine months ended April 30, 2015, respectively, compared with the three and nine months ended April 30, 2014, primarily attributable to (i) higher sales of our capital equipment, consumables and service in the dialysis industry mainly attributable to our expanding service network as well as the increased overall demand driven by the growing number of dialysis patients and clinics in the United States and the increasing market acceptance of the disinfection efficacy and cost benefits of our heat sanitized water purification systems, which carry higher average selling prices than the systems with the traditional non-heated sanitization and to a much lesser extent, (ii) the inclusion of net sales generated by the PWS Acquisition and (iii) price increases on certain products, which impacted the first half of the nine months ended April 30, 2015 compared with the same period in the prior year, and were implemented to partially offset increasing costs. Excluding net sales relating to the PWS Acquisition, organic net sales in our Water Purification and Filtration segment increased by 13.5% and 7.5% for the three and nine months ended April 30, 2015, respectively.

Net sales of healthcare disposables products decreased by $752,000, or 2.9%, for the three months ended April 30, 2015, compared with the three months ended April 30, 2014, and increased $2,817,000, or 3.7%, for the nine months ended April 30, 2015, compared with the nine months ended April 30, 2014. For the first half of the nine months ended April 30, 2015, net sales were favorably impacted by increased demand in the United States for our face masks, sterility assurance and disinfectant products as a result of (i) customers buying products during our first quarter of fiscal 2015 in advance of certain sales price increases and (ii) customer response to the Ebola virus. For the three months ended April 30, 2015, net sales decreased due to lower demand attributable to (i) customers having adequate inventory levels as a result of their earlier purchases described above and (ii) the adverse impact of inclement weather on dental patient visits, slightly offset by the inclusion of net sales generated by the DentaPure Acquisition, which was completed on February 20, 2015.

Gross profit

Gross profit increased by $11,181,000, or 21.3%, to $63,599,000 for the three months ended April 30, 2015 from $52,418,000 for the three months ended April 30, 2014. Gross profit as a percentage of net sales for the three months ended April 30, 2015 and 2014 were 44.9% and 43.7%, respectively.

Gross profit increased by $28,452,000, or 18.2%, to $184,704,000 for the nine months ended April 30, 2015 from $156,252,000 for the nine months ended April 30, 2014. Gross profit as a percentage of net sales for the nine months ended April 30, 2015 and 2014 were 44.6% and 43.7%, respectively.

The higher gross profit as a percentage of net sales for the three and nine months ended April 30, 2015, compared with the three and nine months ended April 30, 2014, was primarily attributable to more favorable sales mix due to increases in sales volume of certain products that carry higher gross margin percentages such as our sterilants, filters and certain equipment products in our Water Purification and Filtration segment and face masks and sterility assurance products in our Healthcare Disposables segment. These items were partially offset by acquisition accounting charges for the three and nine months ended April 30, 2015 of $408,000 and $1,951,000, respectively, relating to fair value adjustments of inventory and deferred revenue acquired in the acquisitions of DentaPure, IMS and PuriCore.  Excluding the impact of these acquisition accounting charges, gross profit as a percentage of net sales for the three and nine months ended April 30, 2015 were 45.2% and 45.1%, respectively.

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

Operating Expenses

Selling expenses increased by $3,794,000, or 22.9%, to $20,326,000 for the three months ended April 30, 2015 from $16,532,000 for the three months ended April 30, 2014. For the nine months ended April 30, 2015, selling expenses increased by $10,621,000, or 22.0%, to $58,994,000 from $48,373,000 for the nine months ended April 30, 2014. For the three and nine months ended April 30, 2015, selling expenses increased primarily due to (i) increased sales and marketing initiatives to expand into new markets, including international markets, and gain or maintain market share by hiring and training additional sales and marketing personnel and increasing travel budgets in our Endoscopy and Water Purification and Filtration segments and to a lesser extent, our Healthcare Disposables segment, (ii) the inclusion of selling and marketing expenses of DentaPure, PWS, IMS and PuriCore in the three and nine months ended April 30, 2015, (iii) higher commission expense principally in our Endoscopy segment as a result of higher sales and (iv) increases in annual salaries.

Selling expenses as a percentage of net sales were 14.4% and 13.8% for the three months ended April 30, 2015 and 2014, respectively, and 14.3% and 13.5% for the nine months ended April 30, 2015 and 2014, respectively.

General and administrative expenses increased by $2,028,000, or 12.3%, to $18,456,000 for the three months ended April 30, 2015, from $16,428,000 for the three months ended April 30, 2014. For the nine months ended April 30, 2015, general and administrative expenses increased by $9,636,000, or 20.4%, to $56,785,000 from $47,149,000 for the nine months ended April 30, 2014. For the three and nine months ended April 30, 2015, these increases were primarily due to (i) the inclusion of general and administrative expenses of DentaPure, PWS, IMS and PuriCore  in the three and nine months ended April 30, 2015, (ii) an increase of $1,724,000 in acquisition related charges for the nine months ended April 30, 2015 primarily in our Endoscopy segment, (iii) a $1,287,000 asset impairment charge during our third quarter of fiscal 2015 relating to an acquired license in our Endoscopy segment, as further described within Non-GAAP Financial Measures elsewhere in this MD&A (iv) increases in annual salaries and incentive compensation including stock-based compensation and (v) an increase of $823,000 and $1,766,000, respectively, in intangible amortization as a result of acquisitions. These items were partially offset by a favorable net change of $3,111,000 and $2,792,000, respectively, for the three and nine months ended April 30, 2015 relating to favorable fair value contingent liabilities adjustments in our Endoscopy segment that were more favorable in the current year compared with the prior year, as further described elsewhere in this MD&A and in Notes 3 and 6 to the Condensed Consolidated Financial Statements.

General and administrative expenses as a percentage of net sales were 13.0% and 13.7% for the three months ended April 30, 2015 and 2014, respectively, and 13.7% and 13.2% for the nine months ended April 30, 2015 and 2014, respectively.

Research and development expenses (which include continuing engineering costs) increased by $904,000 to $3,536,000 for the three months ended April 30, 2015 from $2,632,000 for the three months ended April 30, 2014. For the nine months ended April 30, 2015, research and development expenses increased by $2,913,000 to $10,296,000, from $7,383,000 for the nine months ended April 30, 2014. The increase for the three and nine months ended April 30, 2015 was primarily due to additional product development initiatives primarily in our Endoscopy segment, including the inclusion of projects relating to the acquired PuriCore and IMS businesses. Since the additional product development initiatives are on-going, we expect future research and development expenses to continue to exceed amounts reported in prior year periods.

Research and development expense as a percentage of net sales were 2.5% and 2.2% for the three months ended April 30, 2015 and 2014, respectively, and 2.5% and 2.1% for the nine months ended April 30, 2015 and 2014, respectively.

Operating Income by Segment

The following table gives information as to the amount of operating income, as well as operating income as a percentage of net sales, for each of our reporting segments.

	Three Months Ended				Nine Months Ended
	April 30,				April 30,
	2015		2014		2015		2014
	(Dollar amounts in thousands)				(Dollar amounts in thousands)
	Operating	% of	Operating	% of	Operating	% of	Operating	% of
	Income	Net sales	Income	Net sales	Income	Net sales	Income	Net sales
Endoscopy	$12,978	20.4%	$8,482	17.9%	$28,832	16.1%	$24,884	18.4%
Water Purification and Filtration	7,540	16.8%	6,292	16.4%	23,317	18.0%	19,457	16.4%
Healthcare Disposables	3,432	13.9%	4,262	16.7%	14,255	18.0%	14,544	19.0%
Dialysis	1,620	23.2%	1,515	20.6%	4,551	20.9%	5,275	23.7%
Other	211	19.6%	319	19.2%	1,118	25.7%	555	12.6%
Operating income by segment	25,781	18.2%	20,870	17.4%	72,073	17.4%	64,715	18.1%
General corporate expenses	(4,500)		(4,044)		(13,444)		(11,368)
Income from operations	$21,281	15.0%	$16,826	14.0%	$58,629	14.2%	$53,347	14.9%

The Endoscopy segment’s operating income increased by $4,496,000, or 53.0%, and $3,948,000, or 15.9%, for the three and nine months ended April 30, 2015, respectively, compared with the three and nine months ended April 30, 2014, due to increases in demand in the United States and internationally for our endoscopy products and services, as further explained above, and a favorable net change of $3,111,000 and $2,792,000, respectively, in general and administrative expenses relating to favorable fair value contingent liabilities adjustments that were more favorable in the current year compared with the prior year, as further described Notes 3 and 6 to the Condensed Consolidated Financial Statements. These items were partially offset by (i) recording acquisition related charges, (ii) increased research and development expenses due to additional product development initiatives, (iii) lower selling prices of certain endoscopy products, (iv) increased investment in our sales team and other selling initiatives, (v) a $1,287,000 asset impairment charge during our third quarter of fiscal 2015 relating to an acquired license, (vi) increases in annual salaries and incentive compensation and (vii) increased intangible amortization as a result of acquisitions. Excluding the fair value adjustments, acquisition related charges and the asset impairment stated above and further described within Non-GAAP Financial Measures elsewhere in this MD&A, the Endoscopy segment’s operating income increased by $2,650,000, or 29.1%, and $5,161,000, or 20.0%, for the three and nine months ended April 30, 2015, respectively, compared with the three and nine months ended April 30, 2014.

The Water Purification and Filtration segment’s operating income increased by $1,248,000, or 19.8%, and $3,860,000, or 19.8%, for the three and nine months ended April 30, 2015, respectively, compared with the three and nine months ended April 30, 2014, primarily as a result of higher sales and improved gross profit percentage, as further explained above, partially offset by increases in annual salaries and the hiring of additional sales personnel, which is expected to continue to increase through fiscals 2015 and 2016.

The Healthcare Disposables segment’s operating income decreased by $830,000, or 19.5%, and $289,000, or 2.0%, for the three and nine months ended April 30, 2015, compared with the three and nine months ended April 30, 2014, primarily due to a decrease in net sales in our third quarter of fiscal 2015, as further explained above, as well as the inclusion of $277,000 of acquisition related charges primarily relating to the fair value adjustment of DentaPure’s inventory, the hiring of additional sales personnel and annual salary raises.

The Dialysis segment’s operating income was comparable for the three months ended April 30, 2015, compared with the three months ended April 30, 2014, and decreased by $724,000, or 13.7%, for the nine months ended April 30, 2015, compared with the nine months ended April 30, 2014. The decrease for the nine months ended April 30, 2015 was primarily due to a decrease in demand for our sterilant product and RENATRON® dialyzer reprocessing equipment, as more fully described elsewhere in this MD&A, partially offset by an increase in demand for our low margin concentrate product.

The operating income of our Specialty Packaging business (reported in the Other reporting segment) increased by $563,000 for the nine months ended April 30, 2015, compared with the nine months ended April 30, 2014, primarily due to an increase in demand for our specialty packaging products resulting from the Ebola virus as well as recording foreign exchange gains associated with translating certain United States dollar denominated assets into our subsidiary’s functional currency, the Canadian dollar. On April 7, 2015, we divested our Specialty Packaging business, as further described elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements.

General corporate expenses relate to unallocated corporate costs primarily related to executive management personnel, costs associated with certain facets of our acquisition program and being a publicly traded company. Such expenses increased by $456,000, or 11.3%, and $2,076,000, or 18.3%, for the three and nine months ended April 30, 2015, respectively, compared with the three and nine months ended April 30, 2014, primarily due to increases in costs associated with our acquisition program, increases in annual salaries and stock-based compensation, charges associated with the retirement of our Chief Financial Officer and the addition of internal and external resources to address various growth initiatives and compliance requirements.

Interest

Interest expense increased by $84,000 to $636,000 from $552,000 for the three months ended April 30, 2015, compared with the three months ended April 30, 2014. For the nine months ended April 30, 2015, interest expense decreased by $7,000 to $1,847,000, from $1,854,000 for the nine months ended April 30, 2014, due to the recording of an $113,000 charge in January 2014 for the ineffective hedge on our term credit facility, as further explained in Note 5 to the Condensed Consolidated Financial Statements, partially offset by an increase in average outstanding borrowings relating to recent acquisitions.

Interest income was $17,000 for both the three months ended April 30, 2015 and 2014 and $48,000 and $45,000 for the nine months ended April 30, 2015 and 2014, respectively.

Loss on Sale of Business

We conducted a strategic review of our Specialty Packaging business and evaluated its potential value in the marketplace relative to the business’s historic and expected returns and concluded that the business was not part of our core strategy and could return a higher value to stockholders by its divestiture. Accordingly, our Specialty Packaging business (reported in the Other reporting segment) was classified as held-for-sale within our Condensed Consolidated Balance Sheet beginning October 31, 2014. Since the operating results of the Specialty Packaging segment, as shown in Note 14 to the Condensed Consolidated Financial Statements, were not significant in relation to our overall consolidated operating results, the lack of operating results from this business due to its divestiture will not have a major effect on our operations and financial results, and accordingly, has not been classified as a discontinued operation for any of the periods presented.

On April 7, 2015, we completed the sale of our Specialty Packaging business to a global packaging and service company by selling all the issued and outstanding stock of our Specialty Packaging subsidiary in exchange for $7,531,000 in cash proceeds, of which $660,000 is held in escrow for indemnity obligations, if any, until October 7, 2016 and is recorded in other assets in our Condensed Consolidated Balance Sheet. In addition, we incurred approximately $1,128,000 in costs associated with the disposition of this business including bonuses associated with the sale, accelerated stock-based compensation and to a lesser extent certain advisory fees. Furthermore as a result of this disposition, we recognized a foreign currency translation gain of $1,264,000 in our Condensed Consolidated Statement of Income, which was recorded in stockholders’ equity immediately preceding the disposition. Such foreign currency translation gain was a result of the monthly translation of the Specialty Packaging segment’s balance sheets beginning in 2004, when the business was acquired. In addition, due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on a portion of the recorded loss on sale of the business. Overall, this transaction, including costs associated with the disposition and the recognition of a foreign currency translation gain, resulted in a $2,206,000 loss, or $0.04 in diluted earnings per share, which was recorded in loss on sale of business in our Condensed Consolidated Statements of Income for the three and nine months ended April 30, 2015. Such amount is subject to further adjustments upon finalization of a net asset value adjustment, which is currently recorded as a receivable of $23,000, or indemnity obligations, if any.

Income taxes

The consolidated effective tax rate was 33.1% and 36.5% for the three and nine months ended April 30, 2015, respectively, compared with 37.1% and 36.8% for the three and nine months ended April 30, 2014, respectively.

The lower consolidated effective tax rates for the three and nine months ended April 30, 2015 were primarily the net result of recording two discrete items in our third quarter of fiscal 2015. The first discreet item we recorded was favorable acquisition related fair value adjustments of $2,801,000 in general and administrative expenses relating to the Jet Prep Acquisition, as further described elsewhere in this MD&A and in Notes 3 and 6 to the Condensed Consolidated Financial Statements. Due to the structure of the Jet Prep Acquisition, this favorable adjustment was not tax effected, thereby decreasing our consolidated effective tax rate. Partially offsetting this item was the second discreet item relating to the $2,206,000 loss on sale of the Specialty Packaging business, as further described elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements.  Due to the inability to currently deduct a capital loss and the uncertainty of utilizing a capital loss tax benefit in the future, a tax benefit was not recognized on a portion of the loss on sale of business, thereby increasing our consolidated effective tax rate.

For the nine months ended April 30, 2015, our consolidated effective tax rate was also adversely affected by certain non-deductible acquisition related charges and initial operating losses recorded in our international operations primarily in our second quarter of fiscal 2015.

The Company concluded an audit by the Internal Revenue Service for fiscal years 2013 and 2012. With respect to state or foreign income tax examinations, the Company is generally no longer subject to examinations for fiscal years ended prior to July 31, 2007.

Stock-Based Compensation

The following table shows the income statement components of stock-based compensation expense recognized in the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

Cost of sales	$64,000	$109,000	$226,000	$280,000
Operating expenses:
Selling	138,000	190,000	444,000	491,000
General and administrative	1,137,000	1,104,000	3,639,000	3,158,000
Research and development	14,000	19,000	45,000	49,000
Total operating expenses	1,289,000	1,313,000	4,128,000	3,698,000
Stock-based compensation before income taxes	1,353,000	1,422,000	4,354,000	3,978,000
Income tax benefits	(479,000)	(499,000)	(1,525,000)	(1,404,000)
Total stock-based compensation expense, net of tax	$874,000	$923,000	$2,829,000	$2,574,000

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

All of our stock options and stock awards are subject to graded vesting in which portions of the award vest at different times during the vesting period, as opposed to awards that vest at the end of the vesting period. We recognize compensation expense for awards subject to graded vesting using the straight-line basis over the vesting period, reduced by estimated forfeitures. At April 30, 2015, total unrecognized stock-based compensation expense, before income taxes, related to total nonvested stock options and stock awards was $7,696,000 with a remaining weighted average period of 18 months over which such expense is expected to be recognized. Most of our nonvested awards relate to stock awards.

If certain criteria are met when options are exercised or restricted stock becomes vested, the Company is allowed a deduction on its United States income tax return. Accordingly, we account for the income tax effect on such income tax deductions as a reduction of previously recorded long-term deferred income tax assets (which are netted with long-term deferred income tax liabilities) and as a reduction of income taxes payable in the year of the deduction. Excess tax benefits arise when the ultimate tax effect of the deduction for tax purposes is greater than the tax benefit on stock compensation expense which was determined based upon the award’s fair value at the time the award was granted. The differences noted above between actual tax deductions and the previously recorded long-term deferred income tax assets are recorded as additional paid-in capital. For the nine months ended April 30, 2015 and 2014, income tax deductions of $4,532,000 and $5,124,000, respectively, were generated and increased additional paid-in capital by $2,662,000 and $3,815,000, respectively. We classify the cash flows resulting from excess tax benefits as financing cash flows in our Condensed Consolidated Statements of Cash Flows.

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

For the three and nine months ended April 30, 2015, we made adjustments to net income and diluted EPS to exclude (i) amortization expense, (ii) significant acquisition related items impacting current operating performance including transaction and integration charges and ongoing fair value adjustments, (iii) the loss on sale of our Specialty Packaging business and (iv) the impairment of an acquired license to arrive at our non-GAAP financial measures, adjusted net income and adjusted EPS. For the three and nine months ended April 30, 2014, we made adjustments to net income and diluted EPS to exclude (i) amortization expense and (ii) significant acquisition related items impacting current operating performance primarily relating to transaction charges and ongoing fair value adjustments to arrive at our non-GAAP financial measures.

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

Acquisition related items for the three and nine months ended April 30, 2015 consist of (i) fair value adjustments to contingent consideration and other contingent liabilities resulting from acquisitions, (ii) due diligence, integration, legal fees and other transaction costs associated with specific acquisitions, (iii) acquisition accounting charges for the amortization of the initial fair value adjustments of acquired inventory and deferred revenue and (iv) foreign currency losses relating to the funding of an international acquisition. The adjustments of contingent consideration and other contingent liabilities are periodic adjustments to record such amounts at fair value at each balance sheet date. Given the subjective nature of the assumptions used in the determination of fair value calculations, fair value adjustments may potentially cause significant earnings volatility that are not representative of our operating results. Similarly, due diligence, integration, legal and other acquisition costs associated with specific acquisitions, including acquisition accounting charges relating to recording acquired inventory and deferred revenue at fair market value, can be significant and also adversely impact our effective tax rate as certain costs are often not tax-deductible. Since all of these acquisition related items are atypical and often mask underlying operating performance, we excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

On April 7, 2015, we completed the sale of our Specialty Packaging business to a global packaging and service company, as further described elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements. Overall, this transaction, including costs associated with the disposition and the recognition of a foreign currency translation gain, resulted in a $2,206,000 loss, or $0.04 in diluted earnings per share, which was recorded in loss on sale of business in our Condensed Consolidated Statements of Income for the three and nine months ended April 30, 2015. Since the divestiture of a business is atypical and non-operating in nature and the loss on sale masks our underlying operating performance, we excluded the loss on sale of business for purposes of calculating these non-GAAP financial measures.

In September 2013, we acquired a license from a third party granting us the exclusive right to manufacture, commercialize, distribute and sell an endoscopy product in its beginning stage of commercialization in exchange for a series of payments, which totaled $1,000,000 at April 30, 2015 and was recorded in other assets in our Condensed Consolidated Balance Sheets. We evaluated this long-lived asset at April 30, 2015 for potential impairment and determined that the future use of this acquired license was unlikely based on a recent product analysis. Accordingly, we deemed the acquired license, together with related fixed assets of $287,000, to be fully impaired and recorded a loss of $1,287,000 during our third quarter of fiscal 2015, which was recorded in general and administrative expenses and as reductions in other assets and property and equipment in the Condensed Consolidated Financial Statements. Since the acquisition of the license and subsequent impairment were outside our standard endoscopy business operations, we excluded the impairment of the acquired license for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to past operating performance.

For the three and nine months ended April 30, 2015 and 2014, the reconciliations of net income to adjusted net income were calculated as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(Amounts in Thousands)	2015	2014	2015	2014

Net income, as reported	$12,356	$10,249	$34,680	$32,560
Intangible amortization (1)	3,460	2,637	9,648	7,882
Acquisition related items (2)	(2,327)	456	1,185	456
Loss on sale of business	2,206	—	2,206	—
Impairment of acquired license (1)	1,287	—	1,287	—
Income tax benefit on above adjustments	(2,285)	(1,027)	(5,027)	(2,972)
Adjusted net income	$14,697	$12,315	$43,979	$37,926

(1)         Amounts are recorded in general and administrative expenses.

(2)         For the three and nine months ended April 30, 2015, acquisition related items of $408 and $1,951, respectively, were recorded in cost of sales and ($2,735) and ($766), respectively, were recorded in general administrative expenses.

For the three and nine months ended April 30, 2015 and 2014, the reconciliations of diluted EPS to adjusted diluted EPS were calculated as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015		2014

Diluted EPS, as reported	$0.30	$0.25	$0.83		$0.79
Intangible amortization, net of tax	0.05	0.04	0.15		0.12
Acquistion related items, net of tax	(0.06)	0.01	0.01		0.01
Loss on sale of business, net of tax	0.04	—	0.04
Impairment of acquired license, net of tax	0.02	—	0.02		—
Adjusted diluted EPS	$0.35	$0.30	$1.06	(3)	$0.92

(3)         The summation of each diluted EPS does not equal the adjusted diluted EPS due to rounding.

Liquidity and Capital Resources

Working Capital

At April 30, 2015, our working capital was $114,963,000, compared with $97,410,000 at July 31, 2014. The increase was primarily due to the impact of the acquisitions of IMS, PWS and DentaPure as well as the sale of our Specialty Packaging business, as further explained elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements.

Cash Flows from Operating Activities

Net cash provided by operating activities was $33,374,000 and $40,727,000 for the nine months ended April 30, 2015 and 2014, respectively. For the nine months ended April 30, 2015, the net cash provided by operating activities was primarily due to net income (after adjusting for depreciation, amortization, stock-based compensation expense, loss on sale of business, impairment of assets and fair value adjustments of acquisition related liabilities), partially offset by increases in accounts receivable (due to strong sales in the three months ended April 30, 2015 in our Endoscopy and Water Purification and Filtration segments), inventories (due to planned strategic increases in stock levels of certain products primarily in our Endoscopy and Healthcare Disposables segments) and a decrease in accounts payable and other liabilities (due primarily to the repayment of liabilities acquired in conjunction with the IMS Acquisition).

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

Cash Flows from Investing Activities

Net cash used in investing activities was $47,633,000 and $16,543,000 for the nine months ended April 30, 2015 and 2014, respectively. For the nine months ended April 30, 2015 and 2014, the net cash used in investing activities was primarily for acquisitions and to a lesser extent, capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8,443,000 for the nine months ended April 30, 2015 compared with $33,641,000 used in financing activities for the nine months ended April 30, 2014. For the nine months ended April 30, 2015, the net cash provided by financing activities was primarily due to borrowings under our revolving credit facility to fund the acquisitions of IMS, PWS and DentaPure, partially offset by repayments under the revolving credit facility. For the nine months ended April 30, 2014, the net cash used in financing activities was primarily due to repayments under our credit facilities.

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

Long-Term Contractual Obligations

As of April 30, 2015, aggregate annual required payments over the remaining fiscal year, the next four years and thereafter under our contractual obligations that have long-term components were as follows:

	Three Months
	Ending
	July 31,	Year Ending July 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in thousands)

Maturity of the credit facility	$—	$—	$—	$—	$91,500	$—	$91,500
Expected interest payments under the credit facility (1)	421	1,629	1,629	1,629	950	—	6,258
Minimum commitments under noncancelable operating leases	1,319	4,780	3,813	2,650	1,844	3,694	18,100
Compensation agreements	1,232	6,236	1,082	206	206	292	9,254
Contingent consideration (2)	—	—	—	135	360	621	1,116
Assumed contingent liability (3)	—	1	19	93	188	965	1,266
Contingent guaranteed obligation (4)	138	396	209	155	142	—	1,040
Other long-term obligations	100	303	266	202	96	15	982
Total contractual obligations	$3,210	$13,345	$7,018	$5,070	$95,286	$5,587	$129,516

(1)         The expected interest payments under our credit facility reflect an interest rate of 1.78%, which was our weighted average interest rate on outstanding borrowings at April 30, 2015.

(2)         These future potential payments of contingent consideration relate to the Jet Prep Acquisition, as further explained below, and are reflected in the April 30, 2015 Condensed Consolidated Balance Sheet at its net present value of $729,000 using a discount rate of 12.6%.

(3)         These future potential payments of an assumed contingent liability relate to the Jet Prep Acquisition, as further explained below, and are reflected in the April 30, 2015 Condensed Consolidated Balance Sheet at its net present value of $1,131,000 using a discount rate of 2.5%.

(4)         These future potential payments of a contingent guaranteed obligation relate to the PuriCore Acquisition, as further explained below, and are reflected in the April 30, 2015 Condensed Consolidated Balance Sheet at its net present value of $914,000 using a discount rate of 10.1%.

Credit Facility

In March 2014, we modified our existing $100,000,000 senior secured revolving credit facility (the “Existing Revolving Credit Facility”) and $50,000,000 senior secured term loan facility (the “Existing Term Loan Facility”) by entering into a $250,000,000 Third Amended and Restated Credit Agreement dated as of March 4, 2014 (the “New Credit Agreement”). The New Credit Agreement includes a five-year $250,000,000 senior secured revolving facility with sublimits of up to $100,000,000 for borrowings in foreign currencies, $30,000,000 for letters of credit and $10,000,000 for swing line loans (the “New Revolving Credit Facility”).  The Existing Term Loan Facility was terminated after the outstanding balance was reassigned to the New Revolving Credit Facility. Subject to the satisfaction of certain conditions precedent including the consent of the lenders, the Company may from time to time increase the New Revolving Credit Facility by an aggregate amount not to exceed $100,000,000. The senior lenders include Bank of America N.A. (the lead bank and administrative agent), PNC Bank, National Association, and Wells Fargo Bank, National Association. The New Credit Agreement expires on March 4, 2019. Additionally, subject to certain restrictions and conditions (i) any of our domestic or foreign subsidiaries may become borrowers and (ii) borrowings may occur in multi-currencies. Furthermore, we incurred debt issuance costs of $1,318,000 relating to the New Credit Agreement which was recorded in other assets along with the remaining unamortized debt issuance costs of $512,000 relating to the Existing Revolving Credit Facility. The total of these two amounts is being amortized over the life of the New Credit Agreement. The remaining unamortized debt issuance costs of $84,000 relating to the Existing Term Loan Facility was charged to interest expense on March 4, 2014 when the Existing Term Loan Facility was terminated. At April 30, 2015, unamortized debt issuance costs recorded in other assets amounted to $1,403,000.

Borrowings under the New Credit Agreement bear interest at rates ranging from 0.25% to 1.25% above the lender’s base rate, or at rates ranging from 1.25% to 2.25% above the London Interbank Offered Rate (“LIBOR”), depending upon the Company’s “Consolidated Leverage Ratio,” which is defined as the consolidated ratio of total funded debt to earnings before interest, taxes, depreciation and amortization, and as further adjusted under the terms of the New Credit Agreement (“Consolidated EBITDA”). At May 31, 2015, the lender’s base rate was 3.50% and the LIBOR rates ranged from 0.18% to 0.70%. The margins applicable to our outstanding borrowings were 0.25% above the lender’s base rate or 1.25% above LIBOR. All of our outstanding borrowings were under LIBOR contracts at May 31, 2015. The New Credit Agreement also provides for fees on the unused portion of our facilities at rates ranging from 0.20% to 0.40%, depending upon our Consolidated Leverage Ratio; such rate was 0.20% at May 31, 2015.

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

The New Credit Agreement contains affirmative and negative covenants reasonably customary for similar credit facilities and is secured by (i) substantially all assets of Cantel and its United States-based subsidiaries, (ii) a pledge by Cantel of all of the outstanding shares of its United States-based subsidiaries and 65% of the outstanding shares of certain Cantel foreign-based subsidiaries and (iii) a guaranty by Cantel’s domestic subsidiaries. We are in compliance with all financial and other covenants under the New Credit Agreement.

On April 30, 2015, we had $91,500,000 of outstanding borrowings under the New Credit Agreement. Subsequent to April 30, 2015, we repaid $4,000,000 resulting in total outstanding borrowings of $87,500,000 at May 31, 2015.

Operating Leases

Minimum commitments under operating leases include minimum rental commitments for our leased manufacturing facilities, warehouses, office space and equipment.

Contingent Liabilities

In relation to the Jet Prep Acquisition, we have recorded at April 30, 2015 a $729,000 liability for the estimated fair value of contingent consideration payable to the sellers and a $1,131,000 liability for the estimated fair value of an assumed contingent obligation payable to the Israeli Government, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements, which will be payable based on future sales of the Jet Prep Business (above a minimum threshold with respect to the contingent consideration liability). Additionally, in connection with the PuriCore Acquisition, we assumed a contingent guaranteed obligation to reimburse an endoscope service company for endoscope repair costs it incurs when servicing its customers’ endoscopes that are damaged by one of PuriCore’s discontinued endoscope reprocessing machine models, which has an estimated fair value of $914,000 at April 30, 2015, as further described in Notes 3 and 6 to the Condensed Consolidated Financial Statements. As such, the estimates of the annual required payments as well as the fair value of these contingent liabilities are subjective in nature and highly dependent on future sales projections. Additionally, since we will be continually re-measuring these liabilities at each balance sheet date and recording changes in the respective fair values through our Condensed Consolidated Statements of Income, we may potentially have significant earnings volatility in our future results of operations until the completion of the seven year period with respect to the contingent consideration liability and until the assumed contingent obligation and contingent guaranteed obligation are satisfied, or until the sales of the Jet Prep products no longer exist.

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

Other Long-Term Obligations

In relation to the IMS Acquisition on November 3, 2014, we assumed an $843,000 liability to the central bank of Italy as part of funding provided by an Italian government agency, of which $187,000 and $656,000 were recorded in accrued expenses and other long-term liabilities, respectively. Such amount was a portion of the financial support obtained from the Italian government’s Ministry of Education, Universities and Research to fund research and development activity relating to IMS’s automated endoscope reprocessors. The liability is payable in semi-annual installments, bears interest at 0.25% per annum and has a maturity date of January 1, 2019. At April 30, 2015, $663,000 is outstanding, of which $164,000 is recorded in accrued expense and $499,000 is recorded in other long-term liabilities.

Additionally, other long-term obligations include deferred compensation arrangements for certain former Medivators directors and officers and is recorded in other long-term liabilities.

Financing Needs

Our operating segments generate significant cash from operations. At April 30, 2015, we had a cash balance of $25,365,000, of which $7,030,000 was held by foreign subsidiaries. Our foreign cash is needed by our foreign subsidiaries for working capital purposes as well as for current international growth initiatives. In addition to the IMS Acquisition, such international growth initiatives have included the funding of $5,332,000 from one of our foreign subsidiaries for the November 5, 2013 Jet Prep Acquisition as further described in Note 3 to the Condensed Consolidated Financial Statements. Accordingly, our foreign unremitted earnings are considered permanently reinvested and unavailable for repatriation.

We believe that our current cash position, anticipated cash flows from operations and the funds available under our New Credit Agreement will be sufficient to satisfy our worldwide cash operating requirements for the foreseeable future based upon our existing operations, particularly given that we historically have not needed to borrow for working capital purposes. At May 31, 2015, $162,500,000 was available under our New Credit Agreement.

Foreign Currency

Changes in the value of the Euro, Canadian dollar, Singapore dollar and British Pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars, Euros, Canadian dollars, Singapore dollars or British Pounds but must be converted into each entity’s functional currency. Furthermore, the financial statements of our Italy, Netherlands, Canada and United Kingdom subsidiaries are translated using the accounting policies described in Note 2 to the 2014 Form 10-K and therefore are impacted by changes in the Euro, Canadian dollar and British Pound exchange rates relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British Pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British Pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were six foreign currency forward contracts with an aggregate value of $12,711,000 at May 31, 2015, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expire on June 30, 2015. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. Gains and losses related to these hedging contracts to buy Euros, Singapore dollars and British Pounds forward are immediately realized within general and administrative expenses due to the short-term nature of such contracts. For the three and nine months ended April 30, 2015, such forward contracts substantially offset the impact on operations related to certain assets and liabilities that are denominated in currencies other than each entity’s functional currency. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian or United States assets typically offset the currency impact on our Canadian or United States liabilities effectively minimizing significant realized gains and losses. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon net income for the three and nine months ended April 30, 2015, compared with the three and nine months ended April 30, 2014.

For purposes of translating the balance sheet at April 30, 2015 compared with July 31, 2014, the total of the foreign currency movements resulted in a foreign currency translation loss of $6,354,000 for the three and nine months ended April 30, 2015, respectively, primarily due to the increase in the value of the United States dollar relative to the Euro, Canadian dollar and British Pound, thereby decreasing stockholders’ equity. Furthermore as a result of the disposition of our Specialty Packaging business as further described elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements, we recognized a foreign currency translation gain of $1,264,000, which was recorded as a decrease in accumulated other comprehensive income in stockholders’ equity and included in the loss on sale of business in our Condensed Consolidated Statement of Income. Such foreign currency translation gain was a result of the monthly translation of the Specialty Packaging segment’s balance sheets beginning in 2004, when the business was acquired.

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

None of our sales contain right-of-return provisions. Customer claims for credit or return due to damage, defect, shortage or other reason must be pre-approved by us before credit is issued or such product is accepted for return. No cash discounts for early payment are offered except with respect to a small portion of our sales of dialysis, healthcare disposable, endoscopy and water purification and filtration products. We do not offer price protection, although advance pricing contracts or required notice periods prior to implementation of price increases exist for certain customers with respect to many of our products. With respect to certain of our dialysis, healthcare disposables, water purification and filtration and endoscopy customers, rebates are provided; such rebates, which consist primarily of volume rebates, are provided for as a reduction of sales at the time of revenue recognition and amounted to $1,432,000 and $4,201,000 for the three and nine months ended April 30, 2015, respectively, and $1,104,000 and $3,230,000 for the three and nine months ended April 30, 2014, respectively. The increase in rebates in the three and nine months ended April 30, 2015 is primarily due to increased sales volume of products sold to certain customers in our Endoscopy, Water Purification and Filtration and Healthcare Disposables segments as well as new volume rebate agreements in our Dialysis and Endoscopy segments. Such allowances are determined based on estimated projections of sales volume for the entire rebate periods. If it becomes known that sales volume to customers will deviate from original projections, the rebate provisions originally established would be adjusted accordingly.

Our endoscopy products and services are sold directly to hospitals and other end-users in the United States and primarily to distributors internationally except for the United Kingdom, Italy, Netherlands, Singapore, China and Germany where we sell directly to hospitals and other end-users; water purification and filtration products and services are sold directly to hospitals, dialysis clinics, pharmaceutical and biotechnology companies, laboratories, medical products and service companies and other end-users as well as through third-party distributors; the majority of our healthcare disposable products are sold to third party distributors and with respect to some of our sterility assurance products, to hospitals, surgery centers, physician and dental offices, dental schools, medical research companies, laboratories and other end-users; the majority of our dialysis products are sold to dialysis clinics and hospitals; and specialty packaging products are sold to third-party distributors, medical research companies, laboratories, pharmaceutical companies, hospitals, government agencies and other end-users. Sales to all of these customers follow our revenue recognition policies.

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

While the results of these annual reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows (which management believes to be reasonable), discount rates based on the Company’s weighted average cost of capital and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions and future sales and earnings forecasts. Subsequent changes in these assumptions and estimates could result in future impairment. Although we consistently use the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain by nature and can vary from actual results. At July 31, 2014, the average fair value of all of our reporting units exceeded book value by substantial amounts, except our Specialty Packaging segment, which had an average estimated fair value that exceeded book value by a nominal amount. On April 7, 2015, we divested our Specialty Packaging business, as further described elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements.  On April 30, 2015, management concluded that no events or changes in circumstances have occurred during the nine months ended April 30, 2015 that would indicate that the carrying amount of our intangible assets and goodwill may not be recoverable.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including property, equipment and other assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An assessment is made to determine if the sum of the expected future non-discounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected non-discounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. With the exception of the impairment on an acquired license as further described elsewhere in this MD&A and in Note 6 to the Condensed Consolidated Financial Statements, our historical assessments of our long-lived assets have not differed significantly from the actual amounts realized. However, the determination of fair value requires us to make certain assumptions and estimates and is highly subjective. On April 30, 2015, management concluded that no other events or changes in circumstances have occurred that would indicate that the carrying amount of our long-lived assets may not be recoverable.

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

Medical Device Taxes

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 imposes significant taxes on medical device makers in the form of an excise tax on certain U.S. medical device sales that began in January 2013. A significant portion of our sales are considered medical device sales under this new legislation. We calculate medical device excise taxes based on the latest available regulations and IRS notices and recognize the excise taxes in cost of sales at the time the medical device revenue is recognized in our Condensed Consolidated Statements of Income. For the three and nine months ended April 30, 2015, we recorded excise taxes of $1,076,000 and $3,181,000 in cost of sales. For the three and nine months ended April 30, 2014, we recorded excise taxes of $929,000 and $2,821,000 in cost of sales. The regulations regarding the calculations of the medical device taxes are complex and certain aspects can be subject to interpretation causing the IRS to issue notices clarifying various aspects of these taxes. Although we have made all reasonable efforts to record accurate excise taxes, the determination of the tax requires us to make certain assumptions and estimates. Actual taxes for the period could differ from original estimates requiring adjustments to our Condensed Consolidated Financial Statements.

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

Changes in the value of the Euro, Canadian dollar, Singapore dollar and British Pound against the United States dollar affect our results of operations because certain cash bank accounts, accounts receivable and liabilities of Cantel and its subsidiaries are denominated and ultimately settled in United States dollars, Euros, Canadian dollars, Singapore dollars or British Pounds but must be converted into each entity’s functional currency. Furthermore, the financial statements of our Italy, the Netherlands, Canada and United Kingdom subsidiaries are translated using the accounting policies described in Note 2 to the 2014 Form 10-K and therefore are impacted by changes in the Euro, Canadian dollar and British Pound exchange rates relative to the United States dollar.

In order to hedge against the impact of fluctuations in the value of (i) the Euro relative to the United States dollar, (ii) the Singapore dollar relative to the United States dollar and (iii) the British Pound relative to the United States dollar on the conversion of such net assets into the functional currencies, we enter into short-term contracts to purchase Euros, Singapore dollars and British Pounds forward, which contracts are one month in duration. These short-term contracts are designated as fair value hedge instruments. There were six foreign currency forward contracts with an aggregate value of $14,585,000 at April 30, 2015, which covered certain assets and liabilities that were denominated in currencies other than each entity’s functional currency. Such contracts expired on May 31, 2015. These foreign currency forward contracts are continually replaced with new one-month contracts as long as we have significant net assets that are denominated and ultimately settled in currencies other than each entity’s functional currency. For the three and nine months ended April 30, 2015, such forward contracts substantially offset the impact on operations relating to certain assets and liabilities that were denominated in currencies other than each entity’s functional currencies. We do not currently hedge against the impact of fluctuations in the value of the Canadian dollar relative to the United States dollar because the currency impact on our Canadian and United States assets typically offset the currency impact on our Canadian and United States liabilities effectively minimizing significant realized gains and losses. Additionally, we do not hedge transactions associated with the funding of international acquisitions due to the short-term nature of the foreign currency exposure.

Overall, fluctuations in the rates of currency exchange had an insignificant impact upon net income for the three and nine months ended April 30, 2015, compared with the three and nine months ended April 30, 2014.

For purposes of translating the balance sheet at April 30, 2015 compared with July 31, 2014, the total of the foreign currency movements resulted in a foreign currency translation loss of $6,354,000 for the three and nine months ended April 30, 2015, respectively, primarily due to the increase in the value of the United States dollar relative to the Euro, Canadian dollar and British Pound, thereby decreasing stockholders’ equity. Furthermore as a result of the disposition of our Specialty Packaging business as further described elsewhere in this MD&A and in Note 15 to the Condensed Consolidated Financial Statements, we recognized a foreign currency translation gain of $1,264,000, which was recorded as a decrease in accumulated other comprehensive income in stockholders’ equity and included in the loss on sale of business in our Condensed Consolidated Statement of Income. Such foreign currency translation gain was a result of the monthly translation of the Specialty Packaging segment’s balance sheets beginning in 2004, when the business was acquired.

Interest Rate Market Risk

Effective March 4, 2014, we have modified our credit facilities, as described elsewhere in Liquidity and Capital Resources. The modification of our credit facilities increased our borrowing capacity and decreased our margins applied to the lender’s base rate and LIBOR. The interest rate on outstanding borrowings is variable and substantially all of our outstanding borrowings are typically under LIBOR contracts. Therefore, interest expense is affected by the general level of interest rates in the United States as well as LIBOR interest rates.

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

On June 30, 2014, we acquired PuriCore, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. During the initial transition period following the acquisition, we enhanced our internal control process to ensure that all financial information related to this acquisition was properly reflected in our Condensed Consolidated Financial Statements. We expect that all aspects of the PuriCore business will be fully integrated into our existing overall internal control structure during our fourth quarter of fiscal 2015.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table represents information with respect to purchases of common stock made by the Company during the current quarter:

			Total number of shares	Maximum number of
Month		Average	purchased as part of	shares that may yet
of	Total number of	price paid	publicly announced	be purchased under
Purchase	shares purchased	per share	plans or programs	the program

February	81	$45.40	—	—
March	—	—	—	—
April	2,233	48.70	—	—
Total	2,314	$48.58	—	—

The Company does not currently have a repurchase program. All of the shares purchased during the current quarter represent shares surrendered to the Company relating to cashless exercises of stock options and to pay employee withholding taxes due upon the vesting of restricted stock or the exercise of stock options.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

10(a) – Separation Agreement and General Release dated as of May 8, 2015 between Registrant and Craig A. Sheldon.

10(b) – Consulting Agreement, dated as of May 8, 2015 between Registrant and Craig A. Sheldon.

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

CANTEL MEDICAL CORP.

Date: June 9, 2015

	By:	/s/ Andrew A. Krakauer
Andrew A. Krakauer,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter G. Clifford
Peter G. Clifford,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven C. Anaya
Steven C. Anaya,
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)